Form 10-Q
period 2019-06-30
NEWMONT GOLDCORP CORP /DE/
filed 2019-07-25
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-31240

NEWMONT GOLDCORP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1611629
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6363 South Fiddler’s Green Circle
Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 863-7414

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1.60 per share	NEM	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ⌧   No

There were 819,893,825 shares of common stock outstanding on July 18, 2019.

NEWMONT GOLDCORP CORPORATION

SECOND QUARTER 2019 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financial Results:
Sales	$2,257	$1,662	$4,060	$3,479
Gold	$2,154	$1,581	$3,893	$3,320
Copper	$59	$81	$123	$159
Silver	$31	$—	$31	$—
Lead	$13	$—	$13	$—
Zinc	$—	$—	$—	$—
Costs applicable to sales (1)	$1,366	$965	$2,344	$1,994
Gold	$1,245	$919	$2,180	$1,901
Copper	$44	$46	$87	$93
Silver	$41	$—	$41	$—
Lead	$20	$—	$20	$—
Zinc	$16	$—	$16	$—
Net income (loss) from continuing operations	$26	$280	$171	$449
Net income (loss)	$—	$298	$119	$489
Net income (loss) from continuing operations attributable to Newmont stockholders	$1	$274	$114	$444
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$—	$0.51	$0.18	$0.83
Net income (loss) attributable to Newmont stockholders	$(0.03)	$0.54	$0.10	$0.90
Adjusted net income (loss) (2)	$92	$144	$268	$329
Adjusted net income (loss) per share, diluted (2)	$0.12	$0.26	$0.41	$0.61
Earnings before interest, taxes and depreciation and amortization (2)	$589	$633	$1,234	$1,270
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$679	$545	$1,366	$1,189
Net cash provided by (used in) operating activities of continuing operations			$875	$667
Free Cash Flow (2)			$270	$178
Cash dividends declared per common share (3)	$1.02	$0.14	$1.16	$0.28
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 81.
(3)	A one-time special dividend of $0.88 per share was paid on May 1, 2019 to Newmont shareholders of record as of April 17, 2019.

NEWMONT GOLDCORP CORPORATION

SECOND QUARTER 2019 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,612	1,242	2,949	2,528
Sold	1,636	1,224	2,974	2,536
Attributable gold ounces (thousands):
Produced (1)	1,587	1,162	2,817	2,371
Sold	1,539	1,147	2,774	2,378
Consolidated and attributable - other metals:
Produced copper (million pounds)	26	31	46	57
Sold copper (million pounds)	24	27	46	54
Produced silver (thousand ounces)	1,743	—	1,743	—
Sold silver (thousand ounces)	2,167	—	2,167	—
Produced lead (million pounds)	12	—	12	—
Sold lead (million pounds)	17	—	17	—
Produced zinc (million pounds)	25	—	25	—
Sold zinc (million pounds)	—	—	—	—
Average realized price:
Gold (per ounce)	$1,317	$1,292	$1,310	$1,310
Copper (per pound)	$2.48	$2.99	$2.68	$2.93
Silver (per ounce)	$14.20	$—	$14.20	$—
Lead (per pound)	$0.76	$—	$0.76	$—
Zinc (per pound)	$—	$—	$—	$—
Consolidated costs applicable to sales: (2)(3)
Gold (per ounce)	$759	$751	$733	$750
Gold equivalent ounces - other metals (per ounce)	$1,308	$786	$1,146	$796
All-in sustaining costs: (3)
Gold (per ounce)	$1,016	$978	$967	$961
Gold equivalent ounces - other metals (per ounce)	$1,646	$948	$1,413	$954
(1)	Attributable gold ounces produced includes 75 thousand ounces for the three and six months ended June 30, 2019, related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(2)	Excludes Depreciation and amortization and Reclamation and remediation.
(3)	See “Non-GAAP Financial Measures” beginning on page 81.

Second Quarter 2019 Highlights

●	Newmont Goldcorp transaction: On January 14, 2019, Newmont Goldcorp Corporation (Newmont) entered into a definitive agreement to acquire all outstanding common shares of Goldcorp Inc. (Goldcorp). On April 18, 2019, Newmont closed its acquisition of Goldcorp following receipt of all regulatory approvals and approval by Newmont’s and Goldcorp’s shareholders of the resolutions at the shareholder meetings on April 11 and April 4, 2019, respectively, for total cash and non-cash consideration of $9,456 in a primarily stock transaction. As of the closing date, the combined company is known as Newmont Goldcorp Corporation, continuing to be traded on the New York Stock Exchange under the ticker NEM and listed on the Toronto Stock Exchange under the ticker NGT.
●	Nevada Joint Venture: On July 1, 2019, Newmont Goldcorp and Barrick Gold Corporation concluded the transaction establishing Nevada Gold Mines LLC (Nevada Gold Mines or the Nevada Joint Venture). Nevada Gold Mines, owned 38.5% by Newmont Goldcorp and owned 61.5% and operated by Barrick, will rank as the largest global gold producing complex. The Nevada Joint Venture will be subject to the oversight and guidance of the Board of Managers, with Newmont Goldcorp retaining two board seats and Barrick three, and the board supported by technical, finance and exploration advisory committees on which both companies have equal representation. Newmont Goldcorp will proportionately consolidate its ownership interest in Nevada Gold Mines and will report the Company’s interest in the joint venture as a separate segment in its consolidated financial statements beginning in the third quarter of 2019.
●	Net income: Delivered Net income from continuing operations attributable to Newmont stockholders of $1 or $- per diluted share, a decrease of $(273) from the prior-year quarter primarily due to integration costs associated with the Newmont Goldcorp and Nevada joint venture transactions, costs incurred while Peñasquito and Musselwhite mines were not operational, higher interest expense and a prior-year gain from the sale of the Company’s royalty portfolio in June 2018, partially offset by higher averaged realized gold prices.
●	Adjusted net income: Delivered Adjusted net income of $92 or $0.12 per diluted share, a 54% decrease from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 81).
●	Adjusted EBITDA: Generated $679 in Adjusted EBITDA, a 25% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 81).
●	Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $875 for the six months ended June 30, 2019, a 31% increase from the prior year, and free cash flow of $270 (See “Non-GAAP Financial Measures” beginning on page 81).
●	Portfolio improvements: Announced strategic investments in GT Gold, Prodigy Gold and Irving Resources, to fund exploration and development activities in Canada, Australia, and Japan, respectively; divested Buffalo Valley and Trenton Canyon properties in Nevada; and closed the transaction establishing the Nevada Gold Mines joint venture, creating the largest global gold producing complex.
●	Attributable gold production: Produced 1.59 million ounces of gold, an increase of 37% over the prior-year quarter.
●	Financial strength: Ended the quarter with $1.8 billion cash on hand and net debt of $4.9 billion, supporting an investment-grade credit profile; paid a one-time special dividend of $0.88 per share and declared a second quarter dividend of $0.14 per share.

Our global project pipeline

Newmont Goldcorp’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Funding for the below projects has been approved and these projects are in execution. Additional projects represent incremental improvements to production and cost guidance.

Quecher Main, South America. This project will add oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production was achieved in late 2018 with commercial production expected in the fourth quarter of 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of about 200,000 ounces per year (on a consolidated basis) between 2020 and 2025. Development capital costs (excluding capitalized interest) since approval were $153, of which $27 related to the second quarter of 2019.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resources. First production is expected in the third quarter of 2019, followed by commercial production in the fourth quarter of 2019. The expansion is expected to have an average annual gold production of between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $143 of which $10 related to the second quarter of 2019.

Borden, North America. This project is a new underground mine expected to extend profitable production at the Porcupine complex. The Company expects to reach commercial production in the fourth quarter of 2019.

Musselwhite Materials Handling, North America. This project improves material movement from Musselwhite’s two main zones below Lake Opapimiskan. An underground shaft will hoist ore from the underground crushers, reducing haulage distances and ventilation costs. The Company expects the project to be fully operational in mid-2020 after development progress was impacted by the conveyor fire at Musselwhite.

We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales (Note 5)	$2,257	$1,662	$4,060	$3,479

Costs and expenses:
Costs applicable to sales (1)	1,366	965	2,344	1,994
Depreciation and amortization	487	279	799	580
Reclamation and remediation (Note 6)	73	37	103	65
Exploration	69	54	110	94
Advanced projects, research and development	32	36	59	70
General and administrative	81	63	140	122
Other expense, net (Note 7)	137	13	205	24
	2,245	1,447	3,760	2,949
Other income (expense):
Other income, net (Note 8)	90	139	135	160
Interest expense, net of capitalized interest	(82)	(49)	(140)	(102)
	8	90	(5)	58
Income (loss) before income and mining tax and other items	20	305	295	588
Income and mining tax benefit (expense) (Note 9)	(20)	(18)	(145)	(123)
Equity income (loss) of affiliates (Note 10)	26	(7)	21	(16)
Net income (loss) from continuing operations	26	280	171	449
Net income (loss) from discontinued operations (Note 11)	(26)	18	(52)	40
Net income (loss)	—	298	119	489
Net loss (income) attributable to noncontrolling interests (Note 12)	(25)	(6)	(57)	(5)
Net income (loss) attributable to Newmont stockholders	$(25)	$292	$62	$484

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1	$274	$114	$444
Discontinued operations	(26)	18	(52)	40
	$(25)	$292	$62	$484
Net income (loss) per common share (Note 13):
Basic:
Continuing operations	$—	$0.52	$0.18	$0.84
Discontinued operations	(0.03)	0.03	(0.08)	0.07
	$(0.03)	$0.55	$0.10	$0.91
Diluted:
Continuing operations	$—	$0.51	$0.18	$0.83
Discontinued operations	(0.03)	0.03	(0.08)	0.07
	$(0.03)	$0.54	$0.10	$0.90
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$—	$298	$119	$489
Other comprehensive income (loss):
Change in marketable securities, net of tax of $-, $-, $-, and $-, respectively	1	(1)	1	1
Foreign currency translation adjustments	9	(1)	12	(4)
Change in pension and other post-retirement benefits, net of tax of $-, $(2), $-, and $(3), respectively	2	4	6	9
Change in fair value of cash flow hedge instruments, net of tax of $1, $(2), $1 and $(3), respectively	—	5	8	9
Other comprehensive income (loss)	12	7	27	15
Comprehensive income (loss)	$12	$305	$146	$504

Comprehensive income (loss) attributable to:
Newmont stockholders	$(13)	$299	$89	$499
Noncontrolling interests	25	6	57	5
	$12	$305	$146	$504

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$119	$489
Adjustments:
Depreciation and amortization	799	580
Stock-based compensation (Note 15)	54	38
Reclamation and remediation	95	61
Loss (income) from discontinued operations (Note 11)	52	(40)
Deferred income taxes	(13)	(19)
Gain on asset and investment sales, net (Note 8)	(33)	(99)
Write-downs of inventory and stockpiles and ore on leach pads	104	158
Other operating adjustments	(43)	9
Net change in operating assets and liabilities (Note 27)	(259)	(510)
Net cash provided by (used in) operating activities of continuing operations	875	667
Net cash provided by (used in) operating activities of discontinued operations (Note 11)	(5)	(5)
Net cash provided by (used in) operating activities	870	662

Investing activities:
Additions to property, plant and mine development	(605)	(489)
Acquisitions, net (1)	121	(39)
Purchases of investments	(86)	(6)
Return of investment from equity method investees	80	(3)
Proceeds from sales of investments	56	15
Proceeds from sales of other assets	29	5
Other	26	—
Net cash provided by (used in) investing activities	(379)	(517)

Financing activities:
Repayment of debt	(1,250)	—
Dividends paid to common stockholders	(666)	(150)
Distributions to noncontrolling interests	(93)	(69)
Funding from noncontrolling interests	46	52
Payments for withholding of employee taxes related to stock-based compensation	(45)	(39)
Payments on lease and other financing obligations	(26)	(3)
Proceeds from sale of noncontrolling interests	—	48
Repurchases of common stock	—	(70)
Other	(2)	—
Net cash provided by (used in) financing activities	(2,036)	(231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(2)
Net change in cash, cash equivalents and restricted cash	(1,547)	(88)
Cash, cash equivalents and restricted cash at beginning of period	3,489	3,298
Cash, cash equivalents and restricted cash at end of period	$1,942	$3,210

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,827	$3,127
Restricted cash included in Other current assets	30	1
Restricted cash included in Other noncurrent assets	85	82
Total cash, cash equivalents and restricted cash	$1,942	$3,210
(1)	Acquisitions, net is comprised of $138 in cash and cash equivalents acquired in the Newmont Goldcorp transaction net of $17 in cash paid to Goldcorp shareholders as part of the purchase consideration.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At June 30,	At December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$1,827	$3,397
Trade receivables (Note 5)	330	254
Investments (Note 18)	24	48
Inventories (Note 19)	1,147	630
Stockpiles and ore on leach pads (Note 20)	772	697
Other current assets (Note 22)	538	251
Current assets	4,638	5,277
Property, plant and mine development, net (Note 21)	23,377	12,258
Investments (Note 18)	3,710	271
Stockpiles and ore on leach pads (Note 20)	1,838	1,866
Deferred income tax assets	525	401
Goodwill (Note 3)	2,156	58
Other non-current assets (Note 22)	743	584
Total assets	$36,987	$20,715

LIABILITIES
Accounts payable	$460	$303
Employee-related benefits	342	305
Income and mining taxes payable	122	71
Debt (Note 23)	626	626
Lease and other financing obligations (Note 24)	89	27
Other current liabilities (Note 25)	899	455
Current liabilities	2,538	1,787
Debt (Note 23)	5,475	3,418
Lease and other financing obligations (Note 24)	582	190
Reclamation and remediation liabilities (Note 6)	3,170	2,481
Deferred income tax liabilities	2,458	612
Employee-related benefits	432	401
Silver streaming agreement (Note 5)	974	—
Other non-current liabilities (Note 25)	985	314
Total liabilities	16,614	9,203

Contingently redeemable noncontrolling interest (Note 12)	48	47

EQUITY
Common stock	1,317	855
Treasury stock	(115)	(70)
Additional paid-in capital	18,434	9,618
Accumulated other comprehensive income (loss) (Note 26)	(257)	(284)
Retained earnings (accumulated deficit)	(25)	383
Newmont stockholders' equity	19,354	10,502
Noncontrolling interests	971	963
Total equity	20,325	11,465
Total liabilities and equity	$36,987	$20,715

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited, in millions)

						Accumulated	Retained			Contingently
					Additional	Other	Earnings			Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Accumulated	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Interests	Equity	Interest

Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	87	31	118	1
Other comprehensive income (loss)	—	—	—	—	—	15	—	—	15	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	22	22	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	2	5	—	—	14	—	—	—	19	—
Balance at March 31, 2019	537	$860	(3)	$(109)	$9,632	$(269)	$385	$972	$11,471	$48
Net income (loss)	—	—	—	—	—	—	(25)	25	—	—
Other comprehensive income (loss)	—	—	—	—	—	12	—	—	12	—
Shares issued and other non-cash consideration for Goldcorp acquisition (3)	285	457	—	—	8,972	—	—	—	9,429	—
Dividends declared (1)	—	—	—	—	(205)	—	(385)	—	(590)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	23	23	—
Repurchase and retirement of common stock	—	—	—	—	—	—	—	—	—	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(6)	—	—	—	—	(6)	—
Stock-based awards and related share issuances	1	—	—	—	35	—	—	—	35	—
Balance at June 30, 2019	823	$1,317	(3)	$(115)	$18,434	$(257)	$(25)	$971	$20,325	$48
(1)	Cash dividends declared per common share was $0.14 and $0.28 for the three and six months ended June 30, 2019, respectively. Special dividends declared per common share was $0.88 and $0.88 for the three and six months ended June 30, 2019, respectively.
(2)	Cash calls requested from noncontrolling interests of $45 for the six months ended June 30, 2019 represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $46 for cash calls during the six months ended June 30, 2019. Differences are due to timing of receipts.
(3)	The shares issued and other non-cash consideration for Goldcorp acquisition includes the fair value of equity classified stock-based compensation awards allocated to purchase consideration of $6.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited, in millions)

						Accumulated	Retained			Contingently
					Additional	Other	Earnings			Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Accumulated	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Interests	Equity	Interest

Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519	$—
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—	—
Net income (loss)	—	—	—	—	—	—	192	(1)	191	—
Other comprehensive income (loss)	—	—	—	—	—	8	—	—	8	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(31)	(31)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	28	28	—
Repurchase and retirement of common stock	(2)	(3)	—	—	(30)	—	(31)	—	(64)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	3	5	—	—	14	—	—	—	19	—
Balance at March 31, 2018	535	$857	(2)	$(69)	$9,576	$(169)	$380	$980	$11,555	$—
Net income (loss)	—	—	—	—	—	—	292	6	298	—
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	48
Dividends declared (1)	—	—	—	—	—	—	(74)	—	(74)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	24	24	—
Repurchase and retirement of common stock	—	—	—	—	—	—	(6)	—	(6)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	—	—	—	—	—	—	—
Stock-based awards and related share issuances	—	—	—	—	19	—	—	—	19	—
Balance at June 30, 2018	535	$857	(2)	$(69)	$9,595	$(162)	$592	$972	$11,785	$48

(1)	Cash dividends declared per common share was $0.14 and $0.28 for the three and six months ended June 30, 2018, respectively.
(2)	Cash calls requested from noncontrolling interests of $52 for the six months ended June 30, 2018 represent cash calls requested from Staatsolie for the Merian mine.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Goldcorp Corporation, a Delaware corporation, formerly Newmont Mining Corporation, and its subsidiaries (collectively, “Newmont,” “Newmont Goldcorp” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2018 filed on February 21, 2019 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “C$” refers to Canadian currency.

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement.”) to acquire all outstanding shares of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. On April 18, 2019 (“acquisition date”), pursuant to the Arrangement Agreement, Newmont completed the business acquisition of Goldcorp. Under the terms of the Arrangement Agreement, the Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. For further information, see Note 3.

On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”), which combined certain mining operations and assets located in Nevada, historically included in the Company’s North America reportable segment, and certain of Barrick’s Nevada mining operations and assets. In connection with the closing of the Nevada JV Agreement, Newmont and Barrick entered into an Amended and Restated Limited Liability Company Agreement of NGM, which is the primary operating document governing NGM. Pursuant to the terms of the Nevada JV Agreement, Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of two managers appointed by Newmont and three managers appointed by Barrick. Newmont and Barrick have an equal number of representatives on NGM’s technical, exploration and finance advisory committees.

In connection with the establishment of NGM on July 1, 2019, Newmont and The Bank of New York Mellon Trust Company, N.A. executed the first supplemental indenture to the indenture dated, March 22, 2005 (“Indenture”), pursuant to which the Company has issued $600 of 5.875% notes due in 2035. Under the terms of the first supplemental indenture, NGM agreed to provide a full and unconditional guarantee of the Company’s notes due in 2035, subject to the terms and conditions set forth in the Indenture.

On July 1, 2019 the Company also entered into a toll milling agreement with NGM for processing sulfide concentrate produced at CC&V. Under the terms of the agreement, CC&V will deliver a minimum of 4,000 tons and a maximum of 8,333 tons of concentrate per month for milling to NGM, with NGM and CC&V each covering 50% of the cost of transportation. CC&V will pay $20 per ton towards milling costs and reimburse NGM for doré refining and transportation costs. CC&V will receive credit for all gold recovered and NGM will utilize the concentrate as a fuel source for the NGM roaster. The agreement expires on December 31, 2020.

In connection with entering into the Nevada JV Agreement, Newmont entered into a mutual two-year standstill agreement with Barrick, which will expire on July 1, 2021.

As of the effective date, the Company will deconsolidate its existing Nevada mining operations and assets contributed to NGM in exchange for the fair value of its 38.5% economic interest in NGM. The Company will account for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. The Company will report NGM as a separate segment in its consolidated financial statements. The valuation of the Company’s 38.5%

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

interest in NGM is still in process. A gain or loss resulting in the difference between the carrying value of the contributed assets and the value of the Company’s interest in NGM will be recognized upon completion of the valuation in the third quarter.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold, but also for copper, silver, lead and zinc. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2019 presentation, including Goodwill of $58, which was reclassified from Other non-current assets to Goodwill. Reclassified amounts were not material to the financial statements.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, the Company typically engages independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of reserve quantities and exploration potential, costs to produce and develop reserves, revenues, and operating expenses; (ii) long-term growth rates; (iii) appropriate discount rates; and (iv) expected future capital requirements (“income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (“market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (“cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined using both the income and market valuation methods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

Operating and finance lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. Leases acquired in a business combination are also measured based on the present value of the remaining leases payments, as if the acquired lease were a new lease at the acquisition date. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Based on contracts outstanding at January 1, 2019, the adoption of the new standard resulted in the recognition of additional operating lease ROU assets and lease liabilities of $46 and $47, respectively, and finance lease ROU assets and lease liabilities of $85 and $93, respectively. Additionally, the Company reclassified $19 from Other non-current assets, $3 from Other current liabilities and $28 from Other non-current liabilities into Property, plant and mine development, net; current Lease and other financing obligations and non-current Lease and other financing obligations, respectively. Adoption of this standard did not have a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. For required qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption, see Note 24.

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

NOTE 3 BUSINESS ACQUISITION

On April 18, 2019 (“acquisition date”), pursuant to the Arrangement Agreement, Newmont completed the business acquisition of Goldcorp, in which Newmont was the acquirer. The acquisition of Goldcorp increased the Company’s gold and other metal reserves and expanded the operating jurisdictions.

The acquisition date fair value of the consideration transferred consisted of the following:

Newmont stock issued (285 million shares at $33.04 per share)	$9,423
Cash paid to Goldcorp shareholders	17
Other non-cash consideration	16
Total consideration	$9,456

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Goldcorp has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes. The goodwill balance is mainly attributable to: (i) the acquisition of existing operating mines with access to an assembled workforce that cannot be duplicated at the same costs by new entrants; (ii) operating synergies anticipated from the integration of the operations of Newmont and Goldcorp; (iii) the application of Newmont’s Full Potential program and potential strategic and financial benefits that include, the increase in reserve base, the benefits of additional revenue from other products such as silver, lead, zinc, and copper; and (iv) the financial flexibility to execute capital priorities.

As of June 30, 2019, the Company had not yet completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Goldcorp is preliminary. The preliminary purchase price allocation will be subject to further refinement and may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Newmont’s measurement period, which is not to exceed one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation for Goldcorp:

Assets:
Cash and cash equivalents	$138
Trade receivables	89
Investments	218
Equity method investments (1)	3,160
Inventories	534
Stockpiles and ore on leach pads	57
Property, plant & mine development (2)	11,242
Goodwill (3)	2,098
Deferred income tax assets	121
Other assets	460
Total assets	$18,117

Liabilities:
Debt (4)	$3,304
Accounts payable	249
Employee-related benefits	87
Income and mining taxes payable	8
Lease and other financing obligations	359
Reclamation and remediation liabilities (5)	677
Deferred income tax liabilities (6)	1,896
Silver streaming agreement (7)	1,102
Other liabilities (8)	979
Total liabilities	$8,661

Net assets acquired	$9,456
(1)	The preliminary fair value of the equity method investments was determined by applying the income valuation method. The income valuation method relies on a discounted cash flow model and projected financial results. Discount rates for the discounted cash flow models are based on capital structures for similar market participants and included various risk premiums that account for risks associated with the specific investments.
(2)	The preliminary fair value of property, plant and mine development is based on applying the income and cost valuation methods.
(3)	Preliminary goodwill attributable to the North America and South America reportable segments is $1,713 and $385, respectively.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(4)	The preliminary fair value of the Goldcorp senior notes is measured using a market approach, based on quoted prices for the acquired debt; $1,250 of borrowings under the term loan and revolving credit agreements approximate fair value.
(5)	The preliminary fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities.
(6)	Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and the historical carryover tax basis of these assets and liabilities. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill.
(7)	The preliminary fair value of the acquired streaming intangible liability is valued by using the income valuation method. Key assumptions in the income valuation method include long-term silver prices, level of silver production over the life of mine and discount rates.
(8)	Other liabilities includes the preliminary balance of $451 related to unrecognized tax benefits, interest and penalties. Based on this preliminary amount, the acquisition of Goldcorp increased Newmont’s unrecognized tax benefits, interest and penalties, which were $14 at December 31, 2018.

Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Goldcorp revenue of $449 and Goldcorp net loss of $89 from the acquisition date to the period ending June 30, 2019.

Pro Forma Financial Information

The following unaudited pro forma financial information presents consolidated results assuming the Goldcorp acquisition occurred on January 1, 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$2,284	$2,458	$4,788	$5,126
Net income (loss) (1)	(110)	325	(77)	590
(1)	Included in Net income (loss) are $148 and $202 of Goldcorp transaction costs for the three and six months ended June 30, 2019.

NOTE 4     SEGMENT INFORMATION

The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). Following the close of the Newmont Goldcorp transaction on April 18, 2019, and in anticipation of the formation of NGM in the third-quarter of 2019, the Company revised its operating segments to reflect certain changes in the financial information regularly reviewed by the CODM. The Company determined that its operations are now organized in five geographic regions; Nevada, North America, South America, Australia and Africa, which also represent Newmont’s reportable and operating segments. For the periods prior to the second quarter of 2019, the Company’s operations were organized in four geographic regions; North America, South America, Australia and Africa. Segment results for the prior periods have been recasted to reflect the change in reportable segments.

As a result of the Newmont Goldcorp transaction, the Company acquired the Red Lake, Musselwhite, Porcupine, Éléonore and Peñasquito mines, which are now included in the North America reportable segment, and the Cerro Negro mine, which is now included in the South America reportable segment. Additionally, the Company acquired certain equity method investments that include Pueblo Viejo, Norte Abierto, Nueva Unión and Alumbrera. Pueblo Viejo is included in the South America reportable segment within Other South America. All other equity method investments are included in Corporate and other.

Pursuant to the anticipated formation of NGM, the Company formed the Nevada reportable segment, which includes Carlin, Phoenix, Twin Creeks and Long Canyon mines, while the CC&V mine continues to be included in the North America reportable segment. These mines were previously included in the North America reportable segment.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Notwithstanding the revised reportable segments structure, the Company internally reports information on a mine-by-mine basis for each mining operation and has chosen to disclose this information in the following tables. Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not included within the reportable segments are included in Corporate and Other. Although they are not required to be included in this footnote, they are provided for reconciliation purposes.

The financial information relating to the company’s segments is as follows:

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended June 30, 2019
Carlin	$240	$166	$49	$7	$16	$35
Phoenix:
Gold	67	53	16
Copper	21	15	5
Total Phoenix	88	68	21	1	20	6
Twin Creeks	110	59	16	3	37	14
Long Canyon	58	15	15	7	19	2
Other Nevada	—	—	1	2	(4)	5
Nevada	496	308	102	20	88	62

CC&V	108	77	23	4	—	12
Red Lake (2)	49	43	21	3	(27)	14
Musselwhite (2)	7	12	8	3	(17)	17
Porcupine (2)	78	63	19	2	(13)	22
Éléonore (2)	110	75	24	2	4	18
Peñasquito: (2)
Gold	26	27	6
Silver	31	41	10
Lead	13	20	6
Zinc	—	16	9
Total Peñasquito	70	104	31	1	(80)	19
Other North America	—	—	7	1	(25)	2
North America	422	374	133	16	(158)	104

Yanacocha	177	100	26	6	38	43
Merian	163	71	22	2	67	12
Cerro Negro (2)	135	63	46	4	7	17
Other South America	—	—	3	11	(13)	1
South America	475	234	97	23	99	73

Boddington:
Gold	237	139	27
Copper	38	29	5
Total Boddington	275	168	32	—	73	17
Tanami	154	65	24	1	63	30
Kalgoorlie	72	50	6	1	16	8
Other Australia	—	—	2	5	(8)	2
Australia	501	283	64	7	144	57

Ahafo	207	97	40	11	59	51
Akyem	156	70	48	5	29	8
Other Africa	—	—	—	2	(5)	—
Africa	363	167	88	18	83	59

Corporate and Other	—	—	3	17	(236)	15
Consolidated	$2,257	$1,366	$487	$101	$20	$370
(1)	Includes a decrease in accrued capital expenditures of $10; consolidated capital expenditures on a cash basis were $380.
(2)	The Company acquired these properties in the Newmont Goldcorp transaction on April 18, 2019. Refer to Note 3 for further information.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended June 30, 2018
Carlin	$244	$178	$43	$8	$13	$42
Phoenix:
Gold	63	44	10
Copper	21	14	4
Total Phoenix	84	58	14	1	10	11
Twin Creeks	114	66	16	3	33	22
Long Canyon	56	18	19	6	11	2
Other Nevada	—	—	1	9	(9)	2
Nevada	498	320	93	27	58	79

CC&V	88	42	14	1	25	9
Other North America	—	—	—	—	—	—
North America	88	42	14	1	25	9

Yanacocha	147	92	22	12	(3)	24
Merian	132	61	20	6	46	27
Other South America	—	—	4	8	(13)	1
South America	279	153	46	26	30	52

Boddington:
Gold	220	130	24
Copper	60	32	6
Total Boddington	280	162	30	—	92	10
Tanami	134	74	16	4	43	26
Kalgoorlie	122	62	6	3	53	5
Other Australia	—	—	2	2	(2)	—
Australia	536	298	54	9	186	41

Ahafo	132	90	29	4	6	64
Akyem	129	62	41	4	21	11
Other Africa	—	—	—	1	(3)	—
Africa	261	152	70	9	24	75

Corporate and Other	—	—	2	18	(18)	2
Consolidated	$1,662	$965	$279	$90	$305	$258
(1)	Consolidated capital expenditures on a cash basis were $258.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Six Months Ended June 30, 2019
Carlin	$519	$350	$104	$15	$44	$64
Phoenix:
Gold	133	101	29
Copper	42	28	9
Total Phoenix	175	129	38	1	28	13
Twin Creeks	210	110	29	5	73	30
Long Canyon	124	35	35	12	40	7
Other Nevada	—	—	1	7	(9)	5
Nevada	1,028	624	207	40	176	119

CC&V	205	143	46	7	4	14
Red Lake (2)	49	43	21	3	(27)	14
Musselwhite (2)	7	12	8	3	(17)	17
Porcupine (2)	78	63	19	2	(13)	22
Éléonore (2)	110	75	24	2	4	18
Peñasquito: (2)
Gold	26	27	6
Silver	31	41	10
Lead	13	20	6
Zinc	—	16	9
Total Peñasquito	70	104	31	1	(80)	19
Other North America	—	—	7	1	(25)	3
North America	519	440	156	19	(154)	107

Yanacocha	357	193	51	10	81	88
Merian	354	142	45	3	161	23
Cerro Negro (2)	135	63	46	4	7	17
Other South America	—	—	7	20	(29)	1
South America	846	398	149	37	220	129

Boddington:
Gold	455	285	53
Copper	81	59	11
Total Boddington	536	344	64	—	121	31
Tanami	325	134	44	6	139	57
Kalgoorlie	143	100	12	2	29	15
Other Australia	—	—	4	7	(13)	3
Australia	1,004	578	124	15	276	106

Ahafo	384	183	74	16	106	99
Akyem	279	121	82	8	63	19
Other Africa	—	—	—	3	(8)	—
Africa	663	304	156	27	161	118

Corporate and Other (2)	—	—	7	31	(384)	16
Consolidated	$4,060	$2,344	$799	$169	$295	$595
(1)	Includes a decrease in accrued capital expenditures of $10; consolidated capital expenditures on a cash basis were $605.
(2)	As a result of the Newmont Goldcorp transaction which closed on April 18, 2019, total assets for the North America and South America reportable segments increased to $12,743 and $8,096, respectively; while total assets for Corporate and other increased to $4,134 as of

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

June 30, 2019. Refer to Note 3 for further information. In anticipation of the formation of NGM, total assets of $5,607 at June 30, 2019 were moved from North America to the newly formed Nevada reportable segment.

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Six Months Ended June 30, 2018
Carlin	$548	$377	$95	$15	$55	$72
Phoenix:
Gold	163	106	25
Copper	47	30	8
Total Phoenix	210	136	33	2	36	18
Twin Creeks	224	130	31	5	64	40
Long Canyon	115	34	38	12	30	5
Other Nevada	—	—	1	13	(15)	4
Nevada	1,097	677	198	47	170	139

CC&V	171	81	29	3	51	18
Other North America	—	—	—	—	—	—
North America	171	81	29	3	51	18

Yanacocha	290	206	52	22	(31)	40
Merian	298	128	42	9	120	49
Other South America	—	—	7	15	(29)	1
South America	588	334	101	46	60	90

Boddington:
Gold	430	258	47
Copper	112	63	12
Total Boddington	542	321	59	—	166	26
Tanami	301	150	35	10	110	47
Kalgoorlie	239	122	12	6	101	13
Other Australia	—	—	3	4	(4)	1
Australia	1,082	593	109	20	373	87

Ahafo	270	180	55	8	22	126
Akyem	271	129	83	7	45	21
Other Africa	—	—	—	2	(5)	—
Africa	541	309	138	17	62	147

Corporate and Other	—	—	5	31	(128)	6
Consolidated	$3,479	$1,994	$580	$164	$588	$487

(1)	Includes a decrease in accrued capital expenditures of $2; consolidated capital expenditures on a cash basis were $489.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 5     SALES

The following table presents the Company’s Sales by mining operation, product and inventory type:

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Cathode
	Production	Production	Production	Total Sales
Three Months Ended June 30, 2019
Carlin	$240	$—	$—	$240
Phoenix
Gold	25	42	—	67
Copper	—	7	14	21
Total Phoenix	25	49	14	88
Twin Creeks	110	—	—	110
Long Canyon	58	—	—	58
Nevada	433	49	14	496

CC&V	108	—	—	108
Red Lake	49	—	—	49
Musselwhite	7	—	—	7
Porcupine	78	—	—	78
Éléonore	110	—	—	110
Peñasquito
Gold	—	26	—	26
Silver (1)	—	31	—	31
Lead	—	13	—	13
Zinc	—	—	—	—
Total Peñasquito	—	70	—	70
North America	352	70	—	422

Yanacocha	177	—	—	177
Merian	163	—	—	163
Cerro Negro	135	—	—	135
South America	475	—	—	475

Boddington
Gold	62	175	—	237
Copper	—	38	—	38
Total Boddington	62	213	—	275
Tanami	154	—	—	154
Kalgoorlie	72	—	—	72
Australia	288	213	—	501

Ahafo	207	—	—	207
Akyem	156	—	—	156
Africa	363	—	—	363

Consolidated	$1,911	$332	$14	$2,257
(1)	Silver sales from concentrate includes $5 related to non-cash amortization of the Silver streaming agreement liability.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Cathode
	Production	Production	Production	Total Sales
Three Months Ended June 30, 2018
Carlin	$244	$—	$—	$244
Phoenix
Gold	30	33	—	63
Copper	—	9	12	21
Total Phoenix	30	42	12	84
Twin Creeks	114	—	—	114
Long Canyon	56	—	—	56
Nevada	444	42	12	498

CC&V	88	—	—	88
North America	88	—	—	88

Yanacocha	147	—	—	147
Merian	132	—	—	132
South America	279	—	—	279

Boddington
Gold	64	156	—	220
Copper	—	60	—	60
Total Boddington	64	216	—	280
Tanami	134	—	—	134
Kalgoorlie	122	—	—	122
Australia	320	216	—	536

Ahafo	132	—	—	132
Akyem	129	—	—	129
Africa	261	—	—	261

Consolidated	$1,392	$258	$12	$1,662

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Cathode
	Production	Production	Production	Total Sales
Six Months Ended June 30, 2019
Carlin	$519	$—	$—	$519
Phoenix
Gold	52	81	—	133
Copper	—	14	28	42
Total Phoenix	52	95	28	175
Twin Creeks	210	—	—	210
Long Canyon	124	—	—	124
Nevada	905	95	28	1,028

CC&V	205	—	—	205
Red Lake	49	—	—	49
Musselwhite	7	—	—	7
Porcupine	78	—	—	78
Éléonore	110	—	—	110
Peñasquito
Gold	—	26	—	26
Silver (1)	—	31	—	31
Lead	—	13	—	13
Zinc	—	—	—	—
Total Peñasquito	—	70	—	70
North America	449	70	—	519

Yanacocha	357	—	—	357
Merian	354	—	—	354
Cerro Negro	135	—	—	135
South America	846	—	—	846

Boddington
Gold	114	341	—	455
Copper	—	81	—	81
Total Boddington	114	422	—	536
Tanami	325	—	—	325
Kalgoorlie	143	—	—	143
Australia	582	422	—	1,004

Ahafo	384	—	—	384
Akyem	279	—	—	279
Africa	663	—	—	663

Consolidated	$3,445	$587	$28	$4,060
(1)	Silver sales from concentrate includes $5 related to non-cash amortization of the Silver streaming agreement liability.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Cathode
	Production	Production	Production	Total Sales
Six Months Ended June 30, 2018
Carlin	$548	$—	$—	$548
Phoenix
Gold	71	92	—	163
Copper	—	21	26	47
Total Phoenix	71	113	26	210
Twin Creeks	224	—	—	224
Long Canyon	115	—	—	115
Nevada	958	113	26	1,097

CC&V	171	—	—	171
North America	171	—	—	171

Yanacocha	290	—	—	290
Merian	298	—	—	298
South America	588	—	—	588

Boddington
Gold	123	307	—	430
Copper	—	112	—	112
Total Boddington	123	419	—	542
Tanami	301	—	—	301
Kalgoorlie	239	—	—	239
Australia	663	419	—	1,082

Ahafo	270	—	—	270
Akyem	271	—	—	271
Africa	541	—	—	541

Consolidated	$2,921	$532	$26	$3,479

Trade Receivables

The following table details the receivables included within Trade receivables:

	At June 30,	At December 31,
	2019	2018
Receivables from Sales:
Gold sales from doré	$34	$40
Sales from concentrate production	295	211
Sales from cathode production	1	3
Total receivables from Sales	$330	$254

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase (decrease) of $- and $(2), respectively, for the three months ended June 30, 2019 and an increase (decrease) of $(1) and $(1), respectively, for the three months ended June 30, 2018.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase (decrease) of $3 and $(4), respectively, for the six months ended June 30, 2019 and an increase (decrease) of $(3) and $1, respectively, for the six months ended June 30, 2018.

Silver Streaming Agreement

As a part of the acquisition of Goldcorp on April 18, 2019, the Company assumed the Silver streaming agreement related to silver production from the Peñasquito mine in the North America segment. Pursuant to the agreement, the Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. Refer to Note 3 for further discussion of the valuation methodology and initial fair value. The Company’s policy is to amortize the liability into Sales each period using the units-of-revenue method.

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

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reclamation accretion	$32	$25	$58	$49

Remediation adjustments	37	11	40	14
Remediation accretion	4	1	5	2
Total remediation expense	41	12	45	16
	$73	$37	$103	$65

Remediation adjustments: The remediation adjustments in June 2019 primarily related to an update of the project cost estimates that resulted in an increase of $26 at the Dawn remediation site, as well as increased water management cost estimates of $6 at the Con Mine. In June 2018, the Company updated assumptions for future water management cost estimates of $8 at the Idarado remediation site.

The following are reconciliations of Reclamation and remediation liabilities:

	2019	2018
Reclamation balance at January 1,	$2,316	$2,144
Additions, changes in estimates and other	3	—
Additions from the Newmont Goldcorp transaction	547	—
Other acquisitions and divestitures	(10)	—
Payments, net	(16)	(13)
Accretion expense	58	49
Reclamation balance at June 30,	$2,898	$2,180

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	2019	2018
Remediation balance at January 1,	$279	$304
Additions, changes in estimates and other	32	8
Additions from the Newmont Goldcorp transaction	130	—
Other acquisitions and divestitures	—	—
Payments, net	(18)	(20)
Accretion expense	5	2
Remediation balance at June 30,	$428	$294

The current portion of reclamation liabilities was $82 and $65 at June 30, 2019 and December 31, 2018, respectively, and was included in Other current liabilities. Included in the current portion of reclamation liabilities is $17 relating to the Newmont Goldcorp transaction that closed on April 18, 2019. The current portion of remediation liabilities was $74 and $49 at June 30, 2019 and December 31, 2018, respectively, and was included in Other current liabilities. Included in the current portion of remediation liabilities is $24 relating to the Newmont Goldcorp transaction that closed on April 18, 2019. At June 30, 2019 and December 31, 2018, $2,898 and $2,316, respectively, were accrued for reclamation obligations relating to operating properties.

The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2019 and December 31, 2018, $428 and $279, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 24% greater or 0% lower than the amount accrued at June 30, 2019. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Included in Other non-current assets at June 30, 2019 and December 31, 2018 are $34 and $42 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at June 30, 2019, $32 was related to the Ahafo and Akyem mines in Ghana, Africa and $2 was related to the Con mine in Yellowknife, NWT, Canada. Of the amounts at December 31, 2018, $32 was related to the Ahafo and Akyem mines, $8 was related to the Con mine and $2 was related to the San Jose Reservoir in Yanacocha, Peru.

Included in Other non-current assets at June 30, 2019 and December 31, 2018 was $61 and $57, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha, Midnite mine site and for various locations in Nevada.

Refer to Notes 23 and 29 for further discussion of reclamation and remediation matters.

NOTE 7     OTHER EXPENSE, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Goldcorp transaction and integration costs	$114	$—	$159	$—
Nevada JV transaction and implementation costs	11	—	23	—
Restructuring and other	—	9	5	15
Impairment of long-lived assets	—	—	1	—
Other	12	4	17	9
	$137	$13	$205	$24

Goldcorp transaction and integration costs. Goldcorp transaction and integration costs primarily include banking, legal, consulting services, severance and accelerated share award payments.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs primarily represent banking, consulting and legal costs incurred related to the Nevada JV Agreement, including hostile defense fees.

Restructuring and other. Restructuring and other represents certain costs associated with severance, legal and other settlements for all periods presented.

NOTE 8     OTHER INCOME, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Change in fair value of investments	$35	$5	$56	$5
Interest	13	13	34	24
Gain (loss) on asset and investment sales, net	32	100	33	99
Foreign currency exchange, net	4	14	2	21
Impairment of investments	—	—	(1)	—
Other	6	7	11	11
	$90	$139	$135	$160

Gain (loss) on asset and investment sales, net. In June 2019, the Company sold exploration properties in North America, which resulted in a gain of $26. In June 2018, the Company exchanged certain royalty interests carried at cost for cash consideration, an equity ownership in Maverix Metals Inc. ("Maverix") and warrants in Maverix, resulting in a pre-tax gain of $100. For additional information regarding this transaction, see Note 18.

Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other liabilities in Australia, Canada, Mexico, Argentina, Peru and Suriname.

NOTE 9     INCOME AND MINING TAXES

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Income (loss) before income and mining tax and other items		$20		$305		$295		$588

U.S. Federal statutory tax rate	21%	$4	21%	$64	21%	$62	21%	$123
Reconciling items:
Percentage depletion	(20)	(4)	(3)	(8)	(6)	(17)	(4)	(25)
Change in valuation allowance on deferred tax assets	(25)	(5)	(5)	(15)	8	24	1	3
Adjustment to provisional expense related to the Tax Cuts and Job Act	—	—	(15)	(45)	—	—	(8)	(45)
Foreign rate differential	10	2	5	15	13	38	8	46
Mining and other taxes	70	14	3	9	12	37	5	30
Uncertain tax position reserve adjustment	70	14	—	(1)	5	14	—	—
Tax impact of foreign exchange(1)	(15)	(3)	—	—	(1)	(3)	—	—
Other	(11)	(2)	—	(1)	(3)	(10)	(2)	(9)
Income and mining tax expense	100%	$20	6%	$18	49%	$145	21%	$123
(1)	Tax impact of foreign exchange includes the following: (i) Mexican inflation on tax values, (ii) Currency translation effects of local currency current taxes receivable and payable and the tax impact of local currency foreign exchange gains or losses and the non-taxable or non-deductible U.S. dollar currency foreign exchange gains or losses.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

.

NOTE 10     EQUITY INCOME (LOSS) OF AFFILIATES

On April 18, 2019, as a part of the Newmont Goldcorp transaction, the Company acquired interest in the Pueblo Viejo Mine, the NuevaUnión Project, the Norte Abierto Project and the Alumbrera Mine. The Company determined these investments qualified as equity method investments. Adjustments to equity method investments, including the Company’s share of recognized earnings or losses, are included in Equity income (loss) of affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pueblo Viejo Mine	$26	$—	$26	$—
NuevaUnión Project	—	—	—	—
Norte Abierto Project	—	—	—	—
Continental Gold, Inc.	—	—	—	—
TMAC Resources Inc.	1	(4)	(2)	(9)
Alumbrera Mine	—	—	—	—
Maverix Metals Inc.	1	—	1	—
Minera La Zanja S.R.L.	—	(3)	—	(4)
Euronimba Ltd.	(2)	—	(4)	(3)
	$26	$(7)	$21	$(16)

Pueblo Viejo

Newmont holds a 40.0% interest in the Pueblo Viejo mine located in the Dominican Republic.  The remaining interest is held by Barrick. The mine commenced operations in September 2014 and is operated by Barrick. See Note 18 for additional information.

NuevaUnión

Newmont holds a 50.0% interest in the NuevaUnión project located in Chile. The remaining interest is held by Teck Resources. The project is currently under development and is managed by Teck Resources.

Norte Abierto

Newmont holds a 50.0% interest in the Norte Abierto project located in Chile. The remaining interest is held by Barrick. The project is currently under development and is jointly managed by Newmont and Barrick. As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $153 as of June 30, 2019 to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project.

Alumbrera

Newmont holds a 37.5% interest in the Alumbrera mine located in Argentina.  The remaining interest is held by Glencore and Yamana Gold. The mine commenced operations in 1998 and is operated by Glencore. The Company, Glencore, and Yamana signed an Integration Agreement in March 2019 through which the parties seek to combine the Agua Rica project with Alumbrera. The terms would result in Newmont holding an 18.75% interest in the combined assets.

Continental

Newmont holds a right to maintain a 19.9% interest in Continental Gold, Inc. (“Continental”). As of June 30, 2019, Newmont’s interest in Continental was 19.7% as a result of dilution during the ordinary course of business. On July 12, 2019, Newmont exercised its right to maintain its pro-rata ownership of 19.9% in Continental. Continental owns the Buritica project located in Columbia. See Note 18 for additional information.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 11     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Holt royalty obligation	$(28)	$17	$(55)	$36
Batu Hijau contingent consideration and other (1)	2	1	3	4
Net income (loss) from discontinued operations	$(26)	$18	$(52)	$40
(1)	See Note 17 for details on the Batu Hijau contingent consideration.

The Holt Royalty Obligation

At June 30, 2019 and December 31, 2018, the estimated fair value of the Holt royalty obligation was $211 and $161, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three and six months ended June 30, 2019, the Company recorded a gain (loss) of $(28) and $(55), net of a tax benefit (expense) of $- and $-, respectively, related to the Holt royalty obligation. During the three and six months ended June 30, 2018, the Company recorded a gain (loss) of $17 and $36, net of tax benefit (expense) of $(5) and $(9), respectively, related to the Holt royalty obligation.

The Company paid $5 in each of the six months ended June 30, 2019 and 2018, related to the Holt royalty obligation. Refer to Note 16 for additional information on the Holt royalty obligation.

NOTE 12     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Merian	$16	$11	$39	$28
Yanacocha	9	(5)	18	(23)
	$25	$6	$57	$5

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following summarizes the assets and liabilities of Merian, (including noncontrolling interests):

	At June 30,	At December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$53	$40
Trade receivables	25	38
Inventories	81	82
Stockpiles and ore on leach pads	45	35
Other current assets (1)	3	5
	207	200
Non-current assets:
Property, plant and mine development, net	746	766
Other non-current assets (2)	4	4
Total assets	$957	$970

Current liabilities:
Accounts payable	$21	$23
Other current liabilities (3)	24	27
	45	50
Non-current liabilities:
Reclamation and remediation liabilities	26	25
Other non-current liabilities (4)	3	1
Total liabilities	$74	$76

(1)	Other current assets include other receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles, stockpiles and ore on leach pads.
(3)	Other current liabilities include employee-related benefits and other current liabilities.
(4)	Other non-current liabilities include employee-related benefits.

NOTE 13    NEWMONT EQUITY AND NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1	$274	$114	$444
Discontinued operations	(26)	18	(52)	40
	$(25)	$292	$62	$484

Weighted average common shares (millions):
Basic	766	533	651	534
Effect of employee stock-based awards	2	2	1	1
Diluted	768	535	652	535

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$—	$0.52	$0.18	$0.84
Discontinued operations	(0.03)	0.03	(0.08)	0.07
	$(0.03)	$0.55	$0.10	$0.91
Diluted:
Continuing operations	$—	$0.51	$0.18	$0.83
Discontinued operations	(0.03)	0.03	(0.08)	0.07
	$(0.03)	$0.54	$0.10	$0.90

During the three and six months ended June 30, 2019, the Company did not repurchase or retire any shares of its common stock. The Company repurchased and retired approximately 0.2 million and 1.9 million shares of its common stock for $6 and $70 during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, the Company withheld 0.2 million and 1.2 million shares for payments of employee withholding taxes related to the vesting of stock awards. The Company withheld a nominal amount and 1.0 million shares for the three and six months ended June 30, 2018.

NOTE 14    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Pension benefit costs (credits), net (1):
Service cost	$7	$8	$14	$16
Interest cost	12	11	23	21
Expected return on plan assets	(16)	(17)	(32)	(34)
Amortization, net	5	8	11	16
	$8	$10	$16	$19

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Other benefit costs (credits), net (1):
Service cost	$1	$1	$1	$1
Interest cost	1	1	$2	$2
Amortization, net	(3)	(2)	(5)	(4)
	$(1)	$—	$(2)	$(1)
(1)	Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs and settlements are included in Other income, net.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 15    STOCK-BASED COMPENSATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation:
Restricted stock units	$28	$12	$39	$22
Goldcorp performance share units	14	—	14	—
Performance leveraged stock units	7	7	15	16
Goldcorp phantom restricted share units	3	—	3	—
	$52	$19	$71	$38

On April 18, 2019, in connection with the Newmont Goldcorp transaction, we exchanged certain equity settled Goldcorp share awards and also assumed certain other cash-settled Goldcorp share awards.

Goldcorp Restricted Share Units

Goldcorp restricted share units (“Goldcorp RSUs”): The Company exchanged 4.1 million outstanding Goldcorp RSUs with an acquisition date fair value of $45 for 1.4 million Newmont RSUs. The Company allocated $4 to purchase consideration based on the portion of pre-acquisition services provided. The Company will recognize the remaining $41 in earnings ratably over the requisite service period, with a corresponding increase to equity. At the acquisition date the Goldcorp RSUs had an expected life of 1.4 years.

Goldcorp Options

Goldcorp options (“Goldcorp options”): The Company exchanged 3.6 million outstanding Goldcorp options with an acquisition date fair value of $2 for 1.2 million Newmont options with the right to exercise each Newmont option for one share of Newmont common stock. The full $2 acquisition date fair value of Goldcorp options was allocated to purchase consideration based on all services being provided prior to the acquisition. At the acquisition date the Goldcorp options had an expected life of 0.6 years.

Goldcorp Performance Share Units

Goldcorp performance share units (“Goldcorp PSUs”): The Company assumed 2.4 million Goldcorp PSUs with an acquisition date fair value of $28, $9 of which was allocated to purchase consideration based on the portion of pre-acquisition services provided. The Company agreed to settle the Goldcorp PSUs in cash using a 30-day historical weighted average price of Newmont shares on the vesting date and a performance multiplier of 100 percent. The Company will recognize the remaining $19 acquisition date fair value in earnings ratably over the requisite service period. The Company will re-measure the liability for these awards and adjust their fair value at the end of each reporting period until paid. At the acquisition date the Goldcorp PSUs had an expected life of 1.9 years.

Goldcorp Phantom Restricted Share Units

Goldcorp phantom restricted share units (“Goldcorp Phantom RSUs”): The Company assumed 1.3 million Goldcorp Phantom RSUs with an acquisition date fair value of $14, $1 of which was allocated to purchase consideration based on the portion of pre-acquisition services provided. The Company agreed to settle the Goldcorp Phantom RSUs in cash using the closing price of Newmont shares on the vesting date. The Company will recognize the remaining $13 acquisition date fair value in earnings ratably over the requisite service period. The Company will re-measure the liability for these awards and adjust their fair value at the end of each reporting period until paid. At the acquisition date the Goldcorp Phantom RSUs had an expected life of 1.6 years.

At June 30, 2019, we recorded Employee-related benefits of $8 related to the cash-settled Goldcorp PSUs and Goldcorp Phantom RSUs on our consolidated balance sheet.

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

	Fair Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,827	$1,827	$—	$—
Restricted cash (Note 22)	115	115	—	—
Trade receivable from provisional concentrate sales, net	295	—	295	—
Marketable equity securities (Note 18) (2)	293	279	14	—
Marketable debt securities (Note 18)	35	—	—	35
Continental conversion option (Note 18)	31	—	31	—
Restricted marketable debt securities (Note 18)	54	23	31	—
Restricted other assets (Note 18)	7	7	—	—
Batu Hijau contingent consideration	29	—	—	29
	$2,686	$2,251	$371	$64
Liabilities:
Debt (1)	$6,806	$—	$6,806	$—
Diesel derivative contracts	1	—	1	—
Holt royalty obligation (Note 25)	211	—	—	211
Cash-settled Goldcorp share awards	8	—	8	—
	$7,026	$—	$6,815	$211

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,397	$3,397	$—	$—
Restricted cash (Note 22)	92	92	—	—
Trade receivable from provisional concentrate sales, net	209	—	209	—
Marketable equity securities (Note 18) (2)	127	114	13	—
Restricted marketable debt securities (Note 18)	51	21	30	—
Restricted other assets (Note 18)	6	6	—	—
Batu Hijau contingent consideration	26	—	—	26
	$3,908	$3,630	$252	$26
Liabilities:
Debt (1)	$4,229	$—	$4,229	$—
Diesel derivative contracts	5	—	5	—
Holt royalty obligation (Note 25)	161	—	—	161
	$4,395	$—	$4,234	$161
(1)	Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $6,101 and $4,044 at June 30, 2019 and December 31, 2018, respectively. The fair value measurement of debt was based on an independent third party pricing source.
(2)	Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $11 and $9 at June 30, 2019 and December 31, 2018, respectively.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivative instruments above are included in Note 17. All other fair value disclosures in the above table are presented on a gross basis.

The Company’s cash and cash equivalents and restricted cash and restricted cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalent instruments and restricted cash are valued based on quoted market prices in active markets and are primarily money market securities and U.S. Treasury securities.

The Company’s net trade receivables from provisional metal concentrate sales, which contain an embedded derivative and are subject to final pricing, are valued using quoted market prices based on forward curves for the particular metal. As the contracts themselves are not traded on an exchange, these receivables are classified within Level 2 of the fair value hierarchy.

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

The Company’s marketable debt securities consist of an unrestricted convertible debenture with Continental (the “Continental Convertible Debt”). The estimated fair value was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value hierarchy.

The Continental conversion option is an embedded derivative in the Continental Convertible Debt agreement, further discussed in Note 17. It is valued using a Black-Scholes model using quoted market prices in active markets of the underlying security. As the option itself is not traded on the exchange, this instrument is classified within Level 2 of the fair value hierarchy.

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

The Company’s restricted other assets primarily consist of marketable equity securities, which are classified within Level 1 of the fair value hierarchy as their fair values are based on quoted prices available in active markets.

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

The Company’s liability-classified stock-based compensation awards consist of cash-settled Goldcorp share awards which become payable in cash on the vesting date. These awards are valued each reporting period based on the quoted Newmont stock price. As the awards themselves are not traded on the exchange, they are classified within Level 2 of the fair value hierarchy.

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2019 and December 31, 2018:

	At June 30,			Range/Weighted
Description	2019	Valuation technique	Unobservable input	average
Continental Convertible Debt	$35	Discounted cash flow	Discount rate	13.15%
Batu Hijau contingent consideration	$29	Monte Carlo	Discount rate	16.60%
			Short-term copper price	$2.77
			Long-term copper price	$3.00
Holt royalty obligation	$211	Monte Carlo	Discount rate	2.90%
			Short-term gold price	$1,309
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	331 - 1,645

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31,			Range/Weighted
Description	2018	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$26	Monte Carlo	Discount rate	16.60%
			Short-term copper price	$2.80
			Long-term copper price	$3.00
Holt royalty obligation	$161	Monte Carlo	Discount rate	4.11%
			Short-term gold price	$1,228
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	302 - 1,544

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Continental	Batu Hijau		Holt
	Convertible	Contingent	Total	Royalty	Total
	Debt (1)	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair value at December 31, 2018	$—	$26	$26	$161	$161
Additions and settlements	33	—	33	(5)	(5)
Revaluation	2	3	5	55	55
Fair value at June 30, 2019	$35	$29	$64	$211	$211

	Batu Hijau		Holt
	Contingent	Total	Royalty	Total
	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair Value at December 31, 2017	$23	$23	$243	$243
Settlements	—	—	(5)	(5)
Revaluation	4	4	(45)	(45)
Fair value at June 30, 2018	$27	$27	$193	$193
(1)	The gain (loss) recognized is included in Other income, net.
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.

NOTE 17    DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in metal prices by selling its production at spot market prices. Consequently, the Company does not hedge its metal sales. The Company has and will continue to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

Cash Flow Hedges

The Company uses hedge programs to mitigate the variability of its operating costs primarily related to diesel price fluctuations. Newmont’s hedge portfolio consists of a series of financially settled fixed forward contracts, which run through the fourth quarter of 2021 in South America and the first quarter of 2022 in Australia.

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The Company had the following diesel derivative contracts outstanding at June 30, 2019:

	Expected Maturity Date
	2019	2020	2021	2022	Average
Diesel Fixed Forward Contracts:
South America
Diesel gallons (millions)	1	2	—	—	3
Average rate ($/gallon)	1.94	1.89	1.93	—	1.91

Australia
Diesel barrels (thousands)	29	114	83	2	228
Average rate ($/barrel)	82.88	79.49	82.59	76.52	81.03

Derivative Instrument Fair Values

The fair value of the Company’s derivative instruments designated as cash flow hedges at June 30, 2019 was $1, and was classified in Other non-current liabilities. The fair value of the Company’s derivative instruments designated as cash flow hedges at December 31, 2018 was $2 and $3, and were classified in Other current liabilities and Other non-current liabilities, respectively.

As of June 30, 2019 and December 31, 2018, all hedging instruments held by the Company were subject to enforceable master netting arrangements held with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of June 30, 2019 and December 31, 2018, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. Contingent consideration of $29 and $26 was included in Other non-current assets in the Company's Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. See Note 16 for additional information.

Continental Conversion Option

In March 2019, Newmont entered into a $50 convertible debt agreement with Continental. The debt is convertible into common shares of Continental at a price of C$3.00 per share. The conversion feature has been identified as an embedded derivative, which has been bifurcated from the host instrument and included in the Continental equity method investment balance. The value of the conversion option was $31 as of June 30, 2019. See Notes 16 and 18 for additional information.

Provisional Sales

The Company sells gold, copper, silver, lead and zinc concentrates on a provisional basis. Provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The impact to Sales from revenue recognized due to the changes in the final pricing is a (decrease) increase of $3 and $(6) for the three months ended June 30, 2019 and 2018, respectively, and a (decrease) increase of $6 and $(8) for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, Newmont had gold and copper sales of 119,000 ounces and 23 million pounds, respectively, priced at an average of $1,414 per ounce and $2.71 per pound, respectively, subject to final pricing over the next several months.

NOTE 18    INVESTMENTS

	At June 30, 2019	At December 31, 2018
Current:
Marketable equity securities	$24	$48

Non-current:
Marketable equity securities	$258	$70
	258	70

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,613	$—
NuevaUnión Project (50.0%)	915	—
Norte Abierto Project (50.0%)	473	—
Continental Gold, Inc. (19.7%)	139	—
TMAC Resources Inc. (28.5%)	112	109
Alumbrera Mine (37.5%)	103	—
Maverix Metals Inc. (27.8%)	90	85
Minera La Zanja S.R.L. (46.9%)	7	7
	3,452	201
	$3,710	$271

Non-current restricted investments: (1)
Marketable debt securities	$54	$51
Other assets	7	6
	$61	$57
(1)	Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 6.

On April 18, 2019, as a part of the Newmont Goldcorp transaction, the Company acquired interests in the Pueblo Viejo Mine, the NuevaUnión Project, the Norte Abierto Project and the Alumbrera Mine. See Note 10 for additional information.

In June 2009, Goldcorp entered into a $400 shareholder loan agreement with Pueblo Viejo with a term of fifteen years. In April 2012, additional funding of $300 was issued to Pueblo Viejo with a term of twelve years. Both loans bear interest at 95% of LIBOR plus 2.95% payable semi-annually in arrears on February 28 and August 31 of each year. The loans have no set repayment terms. At June 30, 2019, the carrying amount of the Company’s share of shareholder loans to Pueblo Viejo was $421, which is included in the Pueblo Viejo equity method investment. At June 30, 2019, $9 in interest receivable relating to the shareholder loans was also included in the Pueblo Viejo equity method investment.

During the first quarter of 2019, the Company determined that based on its evolving roles on advisory committees and its support for recent financing events, Newmont now has the ability to exercise significant influence over Continental and concluded that the investment now qualifies as an equity method investment. As a result, the Company reclassified its existing Continental marketable equity security to an equity method investment. The fair value of the marketable equity security was $73, which formed the new basis for the equity method investment. Additionally, in March 2019, the Company entered into a convertible debt agreement with Continental totaling $50. The debt is convertible into common shares of Continental at a price of C$3.00 per share. The debt is an

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

unrestricted marketable debt security and is classified as available-for-sale. The fair value of the marketable debt security was $35 as of June 30, 2019 and is included in the Continental equity method investment balance. The conversion feature has been identified as an embedded derivative, which has been bifurcated from the host instrument and included in the Continental equity method investment balance. The fair value of the conversion option was $31 as of June 30, 2019. Changes in the conversion option fair value are included in Other Income, net. See Note 8 for additional information

In June 2018, Newmont sold $11 of restricted marketable debt securities as a result of remediation work completed at the Midnite Mine.

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

NOTE 19    INVENTORIES

	At June 30,	At December 31,
	2019	2018
Materials and supplies	$716	$439
In-process	161	104
Concentrate and copper cathode (1)	145	61
Precious metals (2)	125	26
	$1,147	$630
(1)	Concentrate includes gold, copper, silver, lead and zinc.
(2)	Precious metals includes gold and silver doré.

NOTE 20    STOCKPILES AND ORE ON LEACH PADS

	At June 30,	At December 31,
	2019	2018
Current:
Stockpiles	$434	$395
Ore on leach pads	338	302
	$772	$697
Non-current:
Stockpiles	$1,445	$1,429
Ore on leach pads	393	437
	$1,838	$1,866
Total:
Stockpiles	$1,879	$1,824
Ore on leach pads	731	739
	$2,610	$2,563

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Stockpiles		Leach pads
	At June 30,	At December 31,	At June 30,	At December 31,
	2019	2018	2019	2018
Stockpiles and ore on leach pads:
Carlin	$258	$263	$177	$186
Phoenix	39	32	36	32
Twin Creeks	336	320	30	25
Long Canyon	—	—	53	45
CC&V	11	23	258	278
Porcupine	2	—	—	—
Éléonore	1	—	—	—
Peñasquito	60	—	—	—
Yanacocha	54	71	177	173
Merian	45	35	—	—
Cerro Negro	1	—	—	—
Boddington	451	458	—	—
Tanami	2	2	—	—
Kalgoorlie	113	121	—	—
Ahafo	418	417	—	—
Akyem	88	82	—	—
	$1,879	$1,824	$731	$739

During the three and six months ended June 30, 2019, the Company recorded write-downs of $52 and $94, respectively, classified as components of Costs applicable to sales, and write-downs of $19 and $34, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2019, $20 is related to Carlin, $8 to CC&V, $4 to Yanacocha, $14 to Boddington and $25 to Akyem. Of the write-downs during the six months ended June 30, 2019, $44 is related to Carlin, $3 to Twin Creeks, $12 to CC&V, $13 to Yanacocha, $22 to Boddington and $34 to Akyem.

During the three and six months ended June 30, 2018, the Company recorded write-downs of $73 and $152, respectively, classified as components of Costs applicable to sales, and write-downs of $28 and $57, respectively, classified as components of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2018, $31 was related to Carlin, $17 to Twin Creeks, $2 to Yanacocha, $26 to Ahafo and $25 to Akyem. Of the write-downs during the six months ended June 30, 2018, $57 was related to Carlin, $33 to Twin Creeks, $26 to Yanacocha, $46 to Ahafo and $47 to Akyem.

NOTE 21 PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable			At June 30, 2019			At December 31, 2018
	Life				Accumulated	Net Book		Accumulated	Net Book
	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Land				$282	$—	$282	$222	$—	$222
Facilities and equipment (1)	1	-	27	20,564	(10,758)	9,806	16,300	(10,343)	5,957
Mine development	1	-	18	5,723	(3,467)	2,256	5,598	(3,314)	2,284
Mineral interests	1	-	22	9,270	(732)	8,538	1,876	(667)	1,209
Asset retirement cost	1	-	22	1,138	(819)	319	1,143	(787)	356
Construction-in-progress				2,176	—	2,176	2,230	—	2,230
				$39,153	$(15,776)	$23,377	$27,369	$(15,111)	$12,258
(1)	At June 30, 2019 and December 31, 2018, Facilities and equipment include finance lease right of use assets of $745 and $-, respectively.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Depreciable			At June 30, 2019			At December 31, 2018
	Life				Accumulated	Net Book		Accumulated	Net Book
Mineral Interests	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Production stage	1	-	22	$5,221	$(732)	$4,489	$872	$(667)	$205
Development stage		(1)		749	—	749	59	—	59
Exploration stage		(1)		3,300	—	3,300	945	—	945
				$9,270	$(732)	$8,538	$1,876	$(667)	$1,209
(1)	These amounts are currently non-depreciable as these mineral interests have not reached production stage.

.

NOTE 22    OTHER ASSETS

	At June 30,	At December 31,
	2019	2018
Other current assets:
Tax and other receivables	$320	$92
Prepaid assets	179	154
Restricted cash	30	1
Restricted investments	3	—
Other	6	4
	$538	$251

Other non-current assets:
Prepaid royalties	$215	$214
Operating leases	122	—
Restricted cash	85	91
Intangible assets	75	97
Restricted investments	61	57
Taxes other than income and mining	58	23
Income tax receivable	47	47
Other	80	55
	$743	$584

NOTE 23    DEBT

Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2019 (for the remainder of 2019)	$626
2020	—
2021	550
2022	992
2023	1,000
Thereafter	2,924
$6,092

On April 4, 2019, the Company entered into a $3,000 revolving credit facility (“New Credit Agreement”) with a syndicate of financial institutions that expires in April 2024. The New Credit Agreement provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. The New Credit Agreement replaces the Company’s existing credit agreement dated as of May 20, 2011, as amended and restated as of May 25, 2017

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(“Existing Credit Agreement”). Outstanding letters of credit under the Existing Credit Agreement of approximately $71 were transferred to the New Credit Agreement and remain outstanding. Debt covenants under the New Credit Agreement are substantially the same as the Existing Credit Agreement.

Upon closing of the Newmont Goldcorp transaction, the Company paid the outstanding principal balances of Goldcorp’s term loan of $400 and Goldcorp’s revolving credit facility of $850. Additionally, the Company completed a like-for-like exchange for most of the outstanding notes issued by Goldcorp (“Existing Goldcorp notes”), with an aggregate principal amount of $2,000, for new notes issued by Newmont (the “New Newmont notes”) and nominal cash consideration. The New Newmont notes, issued April 22, 2019, and the Existing Goldcorp notes that were not tendered for exchange, consist of $472 and $78 of 3.625% notes due June 9, 2021, $810 and $190 of 3.70% notes due March 15, 2023 and $444 and $6 of 5.45% notes due June 9, 2044, respectively. Pursuant to registration rights issued with the New Newmont notes, the Company filed Form S-4 on June 28, 2019, which was declared effective on July 9, 2019 and the Company is currently in the process of exchanging the New Newmont notes for registered notes.

Prior to the closing of the Newmont Goldcorp transaction, Goldcorp held a series of letters of credit, several of which represented guarantees for reclamation obligations. Newmont Goldcorp will continue to hold these letters of credit. At June 30, 2019, the Company had letters of credit outstanding in the amount of $432 of which $336 represented guarantees for reclamation obligations. None of these letters of credit have been drawn on for reclamation obligations, as of June 30, 2019.

NOTE 24 LEASE AND OTHER FINANCING OBLIGATIONS

The Company primarily has operating and finance leases for corporate and regional offices, processing facilities and mining equipment. These leases have a remaining lease term of less than 1 year to 39 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 3 years. Certain of our leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Condensed Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Condensed Consolidated Balance Sheets.

Total lease cost includes the following components:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$9	$12
Finance lease cost
Amortization of ROU assets	18	25
Interest on lease liabilities	10	14
	28	39
Variable lease cost	64	115
Short-term lease cost	6	14
	$107	$180

Other information related to leases includes the following:

Six Months Ended
June 30, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$14
Operating cash flows relating to finance leases	$13
Financing cash flows relating to finance leases	$26
Supplemental Non-cash Information:
Lease obligations arising from obtaining ROU assets: (1)
Operating leases	$155
Finance leases	$656

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(1)	Operating and finance lease obligation assumed in relation to acquired ROU assets in the Newmont Goldcorp transaction were $89 and $359, respectively, for the six months ended June 30, 2019.

Information related to lease terms and discount rates is as follows:

Weighted Average Remaining Lease Term:
Operating leases	6 years
Finance leases	13 years

Weighted Average Discount Rate:
Operating leases	4.43%
Finance leases	5.73%

Future minimum lease payments under non-cancellable leases as of June 30, 2019, were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2019 (for the remainder of 2019)	$30	$45
2020	44	87
2021	29	86
2022	13	75
2023	9	71
Thereafter	48	600
Total future minimum lease payments	173	964
Less: Imputed interest	(28)	(293)
Total	$145	$671

In December 2017, the Company began the Tanami Power project which included the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualified for build-to-suit lease accounting. As of December 31, 2018, the financing obligations under the build-to-suit arrangements were $210, of which $24 was classified as current. During the first quarter of 2019, construction of the gas pipeline and power stations was completed. Upon completion, the build-to-suit arrangements failed to qualify for sale-leaseback accounting. Finance lease obligations recognized on both arrangements totaled $198 as of June 30, 2019, of which $26 was classified as current.

As of June 30, 2019, we have additional operating leases for corporate office space and mining equipment that have not yet commenced. At commencement, the Company anticipates that these leases will result in additional ROU assets and lease liabilities of $63. The operating leases are anticipated to commence between 2019 and 2020 with lease terms between 2 and 13 years.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    OTHER LIABILITIES

	At June 30,	At December 31,
	2019	2018
Other current liabilities:
Accrued operating costs	$297	$129
Reclamation and remediation liabilities	156	114
Silver streaming agreement	123	—
Accrued capital expenditures	66	61
Accrued interest	59	52
Operating leases	49	—
Royalties	41	63
Taxes other than income and mining	36	8
Holt royalty obligation	12	12
Other	60	16
	$899	$455

Other non-current liabilities:
Income and mining taxes (1)	$373	$17
Holt royalty obligation	199	149
Norte Abierto deferred payments	153	—
Operating leases	96	—
Galore Creek deferred payments	91	89
Social development obligations	17	18
Power supply agreements	—	28
Other	56	13
	$985	$314
(1)	Income and mining taxes includes a balance of $373 related to unrecognized tax benefits, interest and penalties. This includes the initial increase to the preliminary unrecognized tax benefits of $451 from Goldcorp. In the second quarter of 2019, a settlement was reached with the Mexican Tax Authority, reducing the initial unrecognized tax benefit from Goldcorp to $356.

.

NOTE 26    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Investment	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2018	$—	$118	$(262)	$(140)	$(284)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	1	12	—	1	14
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	6	7	13
Other comprehensive income (loss)	1	12	6	8	27
Balance at June 30, 2019	$1	$130	$(256)	$(132)	$(257)

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pension and other post-retirement benefit adjustments:
Amortization	$2	$6	$6	$12	Other income, net
Total before tax	2	6	6	12
Tax	—	(2)	—	(3)
Net of tax	$2	$4	$6	$9

Hedge instruments adjustments:
Operating cash flow hedges	$1	$—	$2	$1	Costs applicable to sales
Interest rate contracts	3	3	6	6	Interest expense, net
Total before tax	4	3	8	7
Tax	(1)	(1)	(1)	(2)
Net of tax	$3	$2	$7	$5
Total reclassifications for the period, net of tax	$5	$6	$13	$14

NOTE 27    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2019	2018
Decrease (increase) in operating assets:
Trade and other receivables	$(94)	$37
Inventories, stockpiles and ore on leach pads	(57)	(211)
Other assets	59	(17)
Increase (decrease) in operating liabilities:
Accounts payable	(80)	(10)
Reclamation and remediation liabilities	(34)	(33)
Other accrued liabilities	(53)	(276)
	$(259)	$(510)

NOTE 28    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10(e) of Regulation S-X resulting from the inclusion of Newmont USA Limited (“Newmont USA”), a wholly-owned subsidiary of Newmont, as a co-registrant with Newmont on debt securities issued under a shelf registration statement on Form S-3 filed under the Securities Act of 1933 under which securities of Newmont (including debt securities guaranteed by Newmont USA) may be issued (the “Shelf Registration Statement”). In accordance with Rule 3-10(e) of Regulation S-X, Newmont USA, as the subsidiary guarantor, is 100% owned by Newmont, the guarantees are full and unconditional, and no other subsidiary of Newmont guaranteed any security issued under the Shelf Registration Statement. There are no restrictions on the ability of Newmont or Newmont USA to obtain funds

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

from its subsidiaries by dividend or loan.

	Three Months Ended June 30, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$401	$1,856	$—	$2,257
Costs and expenses:
Costs applicable to sales (1)	—	269	1,097	—	1,366
Depreciation and amortization	1	87	399	—	487
Reclamation and remediation	—	5	68	—	73
Exploration	—	11	58	—	69
Advanced projects, research and development	—	3	29	—	32
General and administrative	—	20	61	—	81
Other expense, net	3	71	63	—	137
	4	466	1,775	—	2,245
Other income (expense):
Other income, net	18	36	36	—	90
Interest income - intercompany	32	15	22	(69)	—
Interest expense - intercompany	(2)	—	(67)	69	—
Interest expense, net	(65)	(1)	(16)	—	(82)
	(17)	50	(25)	—	8
Income (loss) before income and mining tax and other items	(21)	(15)	56	—	20
Income and mining tax benefit (expense)	—	(22)	2	—	(20)
Equity income (loss) of affiliates	(6)	9	26	(3)	26
Net income (loss) from continuing operations	(27)	(28)	84	(3)	26
Net income (loss) from discontinued operations	2	—	(28)	—	(26)
Net income (loss)	(25)	(28)	56	(3)	—
Net loss (income) attributable to noncontrolling interests:	—	—	(25)	—	(25)
Net income (loss) attributable to Newmont stockholders	$(25)	$(28)	$31	$(3)	$(25)
Comprehensive income (loss)	$(13)	$(28)	$56	$(3)	$12
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(25)	—	(25)
Comprehensive income (loss) attributable to Newmont stockholders	$(13)	$(28)	$31	$(3)	$(13)
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated

Sales	$—	$419	$1,243	$—	$1,662
Costs and expenses:
Costs applicable to sales (1)	—	281	684	—	965
Depreciation and amortization	1	75	203	—	279
Reclamation and remediation	—	4	33	—	37
Exploration	—	15	39	—	54
Advanced projects, research and development	—	8	28	—	36
General and administrative	—	22	41	—	63
Other expense, net	—	1	12	—	13
	1	406	1,040	—	1,447
Other income (expense):
Other income, net	(5)	20	124	—	139
Interest income - intercompany	17	11	12	(40)	—
Interest expense - intercompany	(11)	—	(29)	40	—
Interest expense, net	(48)	—	(1)	—	(49)
	(47)	31	106	—	90
Income (loss) before income and mining tax and other items	(48)	44	309	—	305
Income and mining tax benefit (expense)	10	(7)	(21)	—	(18)
Equity income (loss) of affiliates	330	(20)	(7)	(310)	(7)
Net income (loss) from continuing operations	292	17	281	(310)	280
Net income (loss) from discontinued operations	—	—	18	—	18
Net income (loss)	292	17	299	(310)	298
Net loss (income) attributable to noncontrolling interests	—	—	(6)	—	(6)
Net income (loss) attributable to Newmont stockholders	$292	$17	$293	$(310)	$292
Comprehensive income (loss)	$299	$17	$299	$(310)	$305
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(6)	—	(6)
Comprehensive income (loss) attributable to Newmont stockholders	$299	$17	$293	$(310)	$299
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$834	$3,226	$—	$4,060
Costs and expenses:
Costs applicable to sales (1)	—	550	1,794	—	2,344
Depreciation and amortization	2	173	624	—	799
Reclamation and remediation	—	8	95	—	103
Exploration	—	20	90	—	110
Advanced projects, research and development	—	9	50	—	59
General and administrative	—	37	103	—	140
Other expense, net	3	133	69	—	205
	5	930	2,825	—	3,760
Other income (expense):
Other income, net	28	42	65	—	135
Interest income - intercompany	47	31	27	(105)	—
Interest expense - intercompany	(3)	—	(102)	105	—
Interest expense, net	(116)	(2)	(22)	—	(140)
	(44)	71	(32)	—	(5)
Income (loss) before income and mining tax and other items	(49)	(25)	369	—	295
Income and mining tax benefit (expense)	—	(8)	(137)	—	(145)
Equity income (loss) of affiliates	111	(45)	21	(66)	21
Net income (loss) from continuing operations	62	(78)	253	(66)	171
Net income (loss) from discontinued operations	—	—	(52)	—	(52)
Net income (loss)	62	(78)	201	(66)	119
Net loss (income) attributable to noncontrolling interests	—	—	(57)	—	(57)
Net income (loss) attributable to Newmont stockholders	$62	$(78)	$144	$(66)	$62
Comprehensive income (loss)	$89	$(68)	$191	$(66)	$146
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(57)	—	(57)
Comprehensive income (loss) attributable to Newmont stockholders	$89	$(68)	$134	$(66)	$89
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$931	$2,548	$—	$3,479
Costs and expenses:
Costs applicable to sales (1)	—	605	1,389	—	1,994
Depreciation and amortization	2	162	416	—	580
Reclamation and remediation	—	7	58	—	65
Exploration	—	26	68	—	94
Advanced projects, research and development	—	14	56	—	70
General and administrative	—	41	81	—	122
Other expense, net	—	2	22	—	24
	2	857	2,090	—	2,949
Other income (expense):
Other income, net	3	27	130	—	160
Interest income - intercompany	51	22	21	(94)	—
Interest expense - intercompany	(19)	—	(75)	94	—
Interest expense, net	(97)	(2)	(3)	—	(102)
	(62)	47	73	—	58
Income (loss) before income and mining tax and other items	(64)	121	531	—	588
Income and mining tax benefit (expense)	13	(21)	(115)	—	(123)
Equity income (loss) of affiliates	535	(77)	(16)	(458)	(16)
Net income (loss) from continuing operations	484	23	400	(458)	449
Net income (loss) from discontinued operations	—	—	40	—	40
Net income (loss)	484	23	440	(458)	489
Net loss (income) attributable to noncontrolling interests	—	—	(5)	—	(5)
Net income (loss) attributable to Newmont stockholders	$484	$23	$435	$(458)	$484
Comprehensive income (loss)	$499	$23	$440	$(458)	$504
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive income (loss) attributable to Newmont stockholders	$499	$23	$435	$(458)	$499
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$126	$182	$792	$(225)	$875
Net cash provided by (used in) operating activities of discontinued operations	—	—	(5)	—	(5)
Net cash provided by (used in) operating activities	126	182	787	(225)	870
Investing activities:
Additions to property, plant and mine development	—	(94)	(511)	—	(605)
Acquisitions, net	(17)	—	138	—	121
Purchases of investments	(65)	(3)	(18)	—	(86)
Return of investment from equity method investees	—	—	80	—	80
Proceeds from sales of investments	—	3	53	—	56
Proceeds from sales of other assets	—	20	9	—	29
Other	—	—	26	—	26
Net cash provided by (used in) investing activities	(82)	(74)	(223)	—	(379)
Financing activities:
Repayment of debt	—	—	(1,250)	—	(1,250)
Dividends paid to common stockholders	(666)	—	(225)	225	(666)
Distributions to noncontrolling interests	—	—	(93)	—	(93)
Funding from noncontrolling interests	—	—	46	—	46
Payments for withholding of employee taxes related to stock-based compensation	—	(45)	—	—	(45)
Payments on lease and other financing obligations	—	—	(26)	—	(26)
Proceeds from sale of noncontrolling interests	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—
Net intercompany borrowings (repayments)	625	(63)	(562)	—	—
Other	(3)	—	1	—	(2)
Net cash provided by (used in) financing activities	(44)	(108)	(2,109)	225	(2,036)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)	—	(2)
Net change in cash, cash equivalents and restricted cash	—	—	(1,547)	—	(1,547)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,489	—	3,489
Cash, cash equivalents and restricted cash at end of period	$—	$—	$1,942	$—	$1,942

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$1,827	$—	$1,827
Restricted cash included in Other current assets	—	—	30	—	30
Restricted cash included in Other noncurrent assets	—	—	85	—	85
Total cash, cash equivalents and restricted cash	$—	$—	$1,942	$—	$1,942

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(63)	$251	$479	$—	$667
Net cash provided by (used in) operating activities of discontinued operations	—	—	(5)	—	(5)
Net cash provided by (used in) operating activities	(63)	251	474	—	662
Investing activities:
Additions to property, plant and mine development	—	(125)	(364)	—	(489)
Acquisitions, net	—	—	(39)	—	(39)
Purchases of investments	—	—	(6)	—	(6)
Return of investment from equity method investees	—	—	(3)	—	(3)
Proceeds from sales of investments	—	11	4	—	15
Proceeds from sales of other assets	—	2	3	—	5
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(112)	(405)	—	(517)
Financing activities:
Repayment of debt	—	—	—	—	—
Dividends paid to common stockholders	(150)	—	—	—	(150)
Distributions to noncontrolling interests	—	—	(69)	—	(69)
Funding from noncontrolling interests	—	—	52	—	52
Payments for withholding of employee taxes related to stock-based compensation	—	(39)	—	—	(39)
Payments on lease and other financing obligations	—	(1)	(2)		(3)
Proceeds from sale of noncontrolling interests	—	—	48	—	48
Repurchases of common stock	(70)	—	—	—	(70)
Net intercompany borrowings (repayments)	283	(99)	(184)	—	—
Other	—	—	—	—	—
Net cash provided by (used in) financing activities	63	(139)	(155)	—	(231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)	—	(2)
Net change in cash, cash equivalents and restricted cash	—	—	(88)	—	(88)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,298	—	3,298
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,210	$—	$3,210

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,127	$—	$3,127
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	82	—	82
Total cash, cash equivalents and restricted cash	$—	$—	$3,210	$—	$3,210

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$1,827	$—	$1,827
Trade receivables	—	40	290	—	330
Intercompany receivable	7,294	3,305	6,475	(17,074)	—
Investments	—	—	24	—	24
Inventories	—	174	973	—	1,147
Stockpiles and ore on leach pads	—	195	577	—	772
Other current assets	1	44	493	—	538
Current assets	7,295	3,758	10,659	(17,074)	4,638
Property, plant and mine development, net	12	2,607	20,783	(25)	23,377
Investments	157	2	3,551	—	3,710
Investments in subsidiaries	22,423	284	5	(22,712)	—
Stockpiles and ore on leach pads	—	676	1,162	—	1,838
Deferred income tax assets	2	—	523	—	525
Goodwill	—	—	2,156	—	2,156
Non-current intercompany receivable	1,777	601	—	(2,378)	—
Other non-current assets	—	296	447	—	743
Total assets	$31,666	$8,224	$39,286	$(42,189)	$36,987
Liabilities:
Accounts payable	$—	$62	$398	$—	$460
Intercompany payable	6,475	2,045	8,554	(17,074)	—
Employee-related benefits	3	99	240	—	342
Income and mining taxes	—	5	117	—	122
Debt	626	—	—	—	626
Lease and other financing obligations	—	1	88	—	89
Other current liabilities	59	171	669	—	899
Current liabilities	7,163	2,383	10,066	(17,074)	2,538
Debt	5,144	—	331	—	5,475
Lease and other financing obligations	—	3	579	—	582
Reclamation and remediation liabilities	—	319	2,851	—	3,170
Deferred income tax liabilities	—	90	2,368	—	2,458
Employee-related benefits	5	244	183	—	432
Non-current intercompany payable	—	—	2,403	(2,403)	—
Silver streaming agreement	—	—	974	—	974
Other non-current liabilities	—	30	955	—	985
Total liabilities	12,312	3,069	20,710	(19,477)	16,614
Contingently redeemable noncontrolling interest	—	—	48	—	48
Equity:
Newmont stockholders’ equity	19,354	5,155	17,557	(22,712)	19,354
Noncontrolling interests	—	—	971	—	971
Total equity	19,354	5,155	18,528	(22,712)	20,325
Total liabilities and equity	$31,666	$8,224	$39,286	$(42,189)	$36,987

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,397	$—	$3,397
Trade receivables	—	63	191	—	254
Intercompany receivable	6,351	5,027	8,296	(19,674)	—
Investments	—	—	48	—	48
Inventories	—	180	450	—	630
Stockpiles and ore on leach pads	—	195	502	—	697
Other current assets	—	30	221	—	251
Current assets	6,351	5,495	13,105	(19,674)	5,277
Property, plant and mine development, net	14	2,680	9,593	(29)	12,258
Investments	62	4	205	—	271
Investments in subsidiaries	13,083	—	3	(13,086)	—
Stockpiles and ore on leach pads	—	658	1,208	—	1,866
Deferred income tax assets	—	—	401	—	401
Goodwill	—	—	58	—	58
Non-current intercompany receivable	653	704	6	(1,363)	—
Other non-current assets	—	271	313	—	584
Total assets	$20,163	$9,812	$24,892	$(34,152)	$20,715
Liabilities:
Accounts payable	$—	$83	$220	$—	$303
Intercompany payable	5,554	2,741	11,379	(19,674)	—
Employee-related benefits	—	138	167	—	305
Income and mining taxes	—	19	52	—	71
Debt	626	—	—	—	626
Lease and other financing obligations	—	1	26	—	27
Other current liabilities	52	135	268	—	455
Current liabilities	6,232	3,117	12,112	(19,674)	1,787
Debt	3,418	—	—	—	3,418
Lease and other financing obligations	—	3	187	—	190
Reclamation and remediation liabilities	—	325	2,156	—	2,481
Deferred income tax liabilities	—	90	522	—	612
Employee-related benefits	3	236	162	—	401
Non-current intercompany payable	7	—	1,385	(1,392)	—
Other non-current liabilities	1	637	298	(622)	314
Total liabilities	9,661	4,408	16,822	(21,688)	9,203
Contingently redeemable noncontrolling interest	—	—	47	—	47
Equity:
Newmont stockholders’ equity	10,502	5,404	7,060	(12,464)	10,502
Noncontrolling interests	—	—	963	—	963
Total equity	10,502	5,404	8,023	(12,464)	11,465
Total liabilities and equity	$20,163	$9,812	$24,892	$(34,152)	$20,715

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

Operating Segments

The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the South America reportable segment. The Fronteer matters relate to the Nevada reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Africa reportable segment. The Mexico tax matter relates to the North America reportable segment.

Environmental Matters

Refer to Notes 6 and Note 23 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.

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

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Condensed Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. Newmont is managing the remediation project to complete Phase 1 remedial actions during the 2019 construction season with a focus on completing the Pit 4 backfill and preparations for Phase 2 remediation activities. Phase 2 remediation activities will be initiated in 2020.

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

The remediation liability for the Midnite mine site and Dawn mill site is approximately $170 at June 30, 2019.

Other Legal Matters

Minera Yanacocha S.R.L. - 51.35% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011 to 2019, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2017 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 2,085 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001260 based on current exchange rates with a total potential fine amount for outstanding matters of ($0 to $2.6). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November, 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha has appealed the Superior Court ruling to the Peru Supreme Court. On January 18, 2019, the Peru Supreme Court issued notice that three judges support the position of the tax authority and two judges support the position of Yanacocha. Because four votes are required for a final decision, an additional judge has been selected to issue a decision and the parties conducted oral arguments in April 2019. The potential liability in this matter is in the form of fines and interest in an amount up to $88. It is not possible to fully predict the outcome of this litigation.

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

On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1,200. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Newmont Ghana Gold Limited and Newmont Golden Ridge Limited

On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”) filed, a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana that the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament, NGGL June 13, 2001 mining lease, ratified by Parliament October 21, 2008 and NGRL January 19, 2010 mining lease ratified by Parliament December 3, 2015. The writ alleges that any mineral exploitation prior to Parliament ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) declaration as to meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliament ratification; (iii) declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent, and; (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

Goldcorp, Inc. 100% Newmont Owned

Shareholder Action. On October 28, 2016 and February 14, 2017, separate proposed class actions were commenced in the Ontario Superior Court of Justice pursuant to the Class Proceedings Act (Ontario) against the Company and certain of its current and former officers. Both statement of claims alleged common law negligent misrepresentation in Goldcorp, Inc.’s public disclosure concerning the Peñasquito mine and also pleaded an intention to seek leave from the Court to proceed with an allegation of statutory misrepresentation pursuant to the secondary market civil liability provisions under the Securities Act (Ontario). By a consent order, the latter lawsuit will proceed, and the former action has been stayed. The active lawsuit purports to be brought on behalf of persons who acquired Goldcorp Inc.’s securities in the secondary market during an alleged class period from October 30, 2014 to August 23, 2016. The Company intends to vigorously defend this matter, but cannot reasonably predict the outcome.

Mexico Tax Matters

Tax Reassessment from Mexican Tax Authority. During 2016, the Mexican Tax Authority issued reassessment notices for two of Goldcorp, Inc.’s Mexican subsidiaries primarily related to a reduction in the amount of deductible interest paid on related party debt by those subsidiaries during their 2008 and 2009 fiscal years, and the disallowance of certain intra company fees and expenses. The 2008 fiscal year notices reassessed an additional $11 of income tax, interest, and penalties. The 2009 fiscal year notices reassessed an additional $102 of income tax, interest and penalties relating to the reduction in the amount of intra group interest payments. A Mexican subsidiary of Goldcorp, Inc. also received observation letters from the Mexican Tax Authority for fiscal years 2010, 2013, 2014 and 2015 relating to additional matters associated with the Company’s operations in Mexico, with years 2016 and 2017 also remaining outstanding. In the second quarter of 2019, significant progress in settling a number of years and issues under dispute was made, resulting in $74 paid in June, which was fully accrued in the financial statements.  The outcome of any potential reassessments for the Company’s Mexican subsidiaries 2010-2016 fiscal years is not readily determinable but could have a material impact on the Company.  The Company believes that its tax positions are valid and intends to vigorously defend its tax filing positions.

State of Zacatecas’ Ecological Tax. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Company’s Peñasquito mine may be subject to these taxes. Payments are due monthly in arrears with the first payment due on February 17, 2017. The legislation provides little direction for how the taxes are to be calculated and therefore, the Company is not able to estimate the amount of the taxes with sufficient reliability. Further, the Company believes that there is no legal basis for the taxes and filed legal claims challenging their constitutionality and legality on March 9, 2017. Other companies similarly situated also filed legal claims against the taxes and the Mexican federal government has filed a claim before the National Supreme Court against the State of Zacatecas challenging whether the State of Zacatecas had the

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

constitutional authority to implement the taxes. On February 11, 2019, the National Supreme Court of Mexico ruled that the State of

Zacatecas has the constitutional authority to implement environmental taxes. This ruling is not subject to appeal. As the Company is not able to estimate the amount of the taxes with sufficient reliability, no amounts have been recorded for any potential liability.

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

As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $153 as of June 30, 2019 to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Goldcorp Corporation, a Delaware corporation, formerly Newmont Mining Corporation, and its subsidiaries (collectively, “Newmont,” “Newmont Goldcorp,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 81. References to “C$” refers to Canadian currency.

This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019.

Overview

Newmont is one of the world’s largest gold producers and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for 12 consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are also engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Australia, Argentina, Peru, Ghana and Suriname.

We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and building a stronger portfolio of longer-life, lower cost mines to generate the financial flexibility we need to fund our best projects, reduce debt, and return cash to shareholders.

Newmont Goldcorp Transaction

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement.”) to acquire all outstanding shares of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. On April 18, 2019 (“acquisition date”), pursuant to the Arrangement Agreement, Newmont completed the business acquisition of Goldcorp. Under the terms of the Arrangement Agreement, the Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. For further information, see Note 3 to the Condensed Consolidated Financial Statements and Liquidity and Capital Resources below. The financial information included in the following discussion and analysis of financial condition and results of operations during the periods ended June 30, 2019, compared to the same periods in 2018, includes the results of operations acquired in the Newmont Goldcorp transaction since April 18, 2019.

Nevada JV Agreement

On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”), which combined certain mining operations and assets located in Nevada, historically included in the Company’s North America reportable segment, and certain of Barrick’s Nevada mining operations and assets. In connection with the closing of the Nevada JV Agreement, Newmont and Barrick entered into an Amended and Restated Limited Liability Company Agreement of NGM, which is the primary operating document governing NGM. Pursuant to the terms of the Nevada JV Agreement, Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of two managers appointed by Newmont and three managers appointed by Barrick. Newmont and Barrick have an equal number of representatives on NGM’s technical, exploration and finance advisory

In connection with the establishment of NGM on July 1, 2019, Newmont and The Bank of New York Mellon Trust Company, N.A. executed the first supplemental indenture to the indenture dated, March 22, 2005 (“Indenture”), pursuant to which the Company has issued $600 of 5.875% notes due in 2035. Under the terms of the first supplemental indenture, NGM agreed to provide a full and unconditional guarantee of the Company’s notes due in 2035, subject to the terms and conditions set forth in the Indenture.

On July 1, 2019 we also entered into a toll milling agreement with NGM for processing sulfide concentrate produced at CC&V. Under the terms of the agreement, CC&V will deliver a minimum of 4,000 tons and a maximum of 8,333 tons of concentrate per month for milling to NGM, with NGM and CC&V each covering 50% of the cost of transportation. CC&V will pay $20 per ton towards milling costs and reimburse NGM for doré refining and transportation costs. CC&V will receive credit for all gold recovered and NGM will utilize the concentrate as a fuel source for the NGM roaster. The agreement expires on December 31, 2020.

In connection with entering into the Nevada JV Agreement, Newmont entered into a mutual two-year standstill agreement with Barrick, which will expire on July 1, 2021.

As of the effective date, the Company will deconsolidate its existing Nevada mining operations and assets contributed to NGM in exchange for the fair value of its 38.5% economic interest in NGM. The Company will account for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. The Company will report NGM as a separate segment in its consolidated financial statements. The valuation of the Company’s 38.5% interest in NGM is still in process. A gain or loss resulting in the difference between the carrying value of the contributed assets and the value of the Company’s interest in NGM will be recognized upon completion of the valuation in the third quarter.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	June 30,		Increase	Percent
	2019	2018	(decrease)	Change
Net income (loss) from continuing operations attributable to Newmont stockholders	$1	$274	$(273)	(100)%
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$—	$0.51	$(0.51)	(100)%

	Six Months Ended
	June 30,		Increase	Percent
	2019	2018	(decrease)	Change
Net income (loss) from continuing operations attributable to Newmont stockholders	$114	$444	$(330)	(74)%
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.18	$0.83	$(0.65)	(78)%

The decreases in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and six months ended June 30, 2019, compared to the same periods in 2018, are primarily due to the Newmont Goldcorp transaction and integration costs, Nevada JV Agreement transaction and integration costs, higher interest expense due to higher debt balances and costs incurred while Peñasquito and Musselwhite mines were not operational, partially offset by higher production due to the Newmont Goldcorp transaction and higher second quarter average realized gold prices. The decreases are also impacted by a $100 gain from the sale of our royalty portfolio in the previous year. For discussion regarding variations in production volumes and unit cost metrics, see Results of Consolidated Operations below.

The details of our Sales are set forth below. See Note 5 to our Condensed Consolidated Financial Statement for additional information. Note that Zinc sales for the three and six months ended June 30, 2019 were not significant and therefore excluded from the tables below.

	Three Months Ended
	June 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$2,154	$1,581	$573	36%
Copper	59	81	(22)	(27)
Silver	31	—	31	N.M.
Lead	13	—	13	N.M.
	$2,257	$1,662	$595	36%

	Six Months Ended
	June 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$3,893	$3,320	$573	17%
Copper	123	159	(36)	(23)
Silver	31	—	31	N.M.
Lead	13	—	13	N.M.
	$4,060	$3,479	$581	17%
(1)	N.M. – Not meaningful

The following analysis summarizes consolidated gold sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated gold sales:
Gross before provisional pricing	$2,154	$1,595	$3,899	$3,339
Provisional pricing mark-to-market	7	(7)	7	(5)
Gross after provisional pricing	2,161	1,588	3,906	3,334
Treatment and refining charges	(7)	(7)	(13)	(14)
Net	$2,154	$1,581	$3,893	$3,320
Consolidated gold ounces sold (thousands)	1,636	1,224	2,974	2,536
Average realized gold price (per ounce)(1):
Gross before provisional pricing	$1,317	$1,304	$1,312	$1,317
Provisional pricing mark-to-market	5	(6)	2	(2)
Gross after provisional pricing	1,322	1,298	1,314	1,315
Treatment and refining charges	(5)	(6)	(4)	(5)
Net	$1,317	$1,292	$1,310	$1,310
(1)	Per ounce measures may not recalculate due to rounding.

The change in consolidated gold sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019 vs. 2018	2019 vs. 2018
Increase (decrease) in consolidated ounces sold	$534	$576
Increase (decrease) in average realized gold price	39	(4)
Decrease (increase) in treatment and refining charges	—	1
	$573	$573

The increase in gold sales during the three months ended June 30, 2019, compared to the same period in 2018, is primarily due to new production from the Newmont Goldcorp transaction and higher average realized gold prices. The increase in gold sales during the six months ended June 30, 2019, compared to the same period in 2018, is primarily due to new production from the Newmont Goldcorp transaction. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated copper sales:
Gross before provisional pricing	$66	$83	$129	$168
Provisional pricing mark-to-market	(4)	1	(1)	(3)
Gross after provisional pricing	62	84	128	165
Treatment and refining charges	(3)	(3)	(5)	(6)
Net	$59	$81	$123	$159
Consolidated copper pounds sold (millions)	24	27	46	54
Average realized copper price (per pound)(1):
Gross before provisional pricing	$2.76	$3.09	$2.81	$3.11
Provisional pricing mark-to-market	(0.17)	0.03	(0.02)	(0.05)
Gross after provisional pricing	2.59	3.12	2.79	3.06
Treatment and refining charges	(0.11)	(0.13)	(0.11)	(0.13)
Net	$2.48	$2.99	$2.68	$2.93
(1)	Per pound measures may not recalculate due to rounding.

The change in consolidated copper sales is due to:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019 vs. 2018	2019 vs. 2018
Increase (decrease) in consolidated pounds sold	$(11)	$(25)
Increase (decrease) in average realized copper price	(11)	(12)
Decrease (increase) in treatment and refining charges	—	1
	$(22)	$(36)

The decreases in copper sales during the three and six months ended June 30, 2019, compared to the same periods in 2018, are primarily due to lower average realized copper prices and lower production volumes at Boddington. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated silver sales:

Three and Six Months Ended
June 30,
2019
Consolidated silver sales:
Gross before provisional pricing	$31
Provisional pricing mark-to-market	—
Gross after provisional pricing	31
Treatment and refining charges	—
Net	$31
Consolidated silver ounces sold (thousands)	2,167
Average realized silver price (per ounce)(1):
Gross before provisional pricing	$14.20
Provisional pricing mark-to-market	—
Gross after provisional pricing	14.20
Treatment and refining charges	—
Net	$14.20
(1)	Per ounce measures may not recalculate due to rounding.

The change in consolidated silver sales is due to:

Three and Six Months Ended
June 30,
2019 vs. 2018
Increase (decrease) in consolidated ounces sold	$31
Increase (decrease) in average realized silver price	—
Decrease (increase) in treatment and refining charges	—
$31

The silver sales during the three and six months ended June 30, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated lead sales:

Three and Six Months Ended
June 30,
2019
Consolidated lead sales:
Gross before provisional pricing	$15
Provisional pricing mark-to-market	—
Gross after provisional pricing	15
Treatment and refining charges	(2)
Net	$13
Consolidated lead pounds sold (millions)	17
Average realized lead price (per pound)(1):
Gross before provisional pricing	$0.88
Provisional pricing mark-to-market	—
Gross after provisional pricing	0.88
Treatment and refining charges	(0.12)
Net	$0.76
(1)	Per pound measures may not recalculate due to rounding.

The change in consolidated lead sales is due to:

Three and Six Months Ended
June 30,
2019 vs. 2018
Increase (decrease) in consolidated pounds sold	$15
Increase (decrease) in average realized lead price	—
Decrease (increase) in treatment and refining charges	(2)
$13

The lead sales during the three and six months ended June 30, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	June 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$1,245	$919	$326	35%
Copper	44	46	(2)	(4)
Silver	41	—	41	N.M.
Lead	20	—	20	N.M.
Zinc	16	—	16	N.M.
	$1,366	$965	$401	42%

	Six Months Ended
	June 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$2,180	$1,901	$279	15%
Copper	87	93	(6)	(6)
Silver	41	—	41	N.M.
Lead	20	—	20	N.M.
Zinc	16	—	16	N.M.
	$2,344	$1,994	$350	18%
(1)	N.M. – Not meaningful

The increases in Costs applicable to sales for gold during the three and six months ended June 30, 2019, compared to the same periods in 2018, are primarily due to new production associated with the Newmont Goldcorp transaction, partially offset by lower stockpile and leach pad inventory adjustments.

The increases in Costs applicable to sales for copper during the three and six months ended June 30, 2019, compared to the same periods in 2018, are primarily due to a concentrate inventory adjustment at Phoenix.

The Costs applicable to sales for silver, lead and zinc during the three and six months ended June 30, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	June 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$436	$260	$176	68%
Copper	10	10	—	—
Silver	10	—	10	N.M.
Lead	6	—	6	N.M.
Zinc	9	—	9	N.M.
Other	16	9	7	78
	$487	$279	$208	75%

	Six Months Ended
	June 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$728	$544	$184	34%
Copper	20	20	—	—
Silver	10	—	10	N.M.
Lead	6	—	6	N.M.
Zinc	9	—	9	N.M.
Other	26	16	10	63
	$799	$580	$219	38%
(1)	N.M. – Not meaningful

The increase in Depreciation and amortization for gold during the three and six months ended June 30, 2019, compared to the same periods in 2018, is primarily due to new production associated with the Newmont Goldcorp transaction, partially offset by lower stockpile inventory adjustments.

Depreciation and amortization for copper remained flat during the three and six months ended June 30, 2019, compared to the same periods in 2018.

The Depreciation and amortization for silver, lead and zinc during the three and six months ended June 30, 2019, are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

Reclamation and remediation increased by $36 and $38 during the three months and six months ended June 30, 2019, respectively, compared to the same period in 2018, primarily due to an update of the project cost estimates at the Dawn remediation site, increased water management costs at the Con Mine and higher reclamation and remediation costs from the Newmont Goldcorp transaction.

Exploration increased by $15 and $16 during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to the Newmont Goldcorp transaction and increased expenditures at various projects in Africa as we continue to focus on developing future reserves, partially offset by decreased spending in Nevada.

Advanced projects, research and development decreased by $4 and $11 during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to lower spending associated with the Yanacocha Sulfides and Chaquicocha Oxides projects in South America, partially offset by increased spend at various projects in Africa.

General and administrative increased $18 during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily due to the Newmont Goldcorp transaction.

Other expense, net increased by $124 and $181 during the three and six months ended June 30, 2019, compared to the same period in 2018, primarily due to banking, legal, consulting services, severance and accelerated share award payments associated with the Newmont Goldcorp transaction and banking, consulting and legal costs associated with the Nevada JV Agreement, including hostile defense fees.

Other income, net decreased by $49 and $25 during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease is primarily due to a gain in 2018 from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix Metals Inc. (“Maverix”) and decreasing foreign currency exchange gains. This decrease was partially offset by a gain in 2019 from the sale of exploration properties in North America and unrealized holdings gains on marketable equity securities.

Interest expense, net increased by $33 and $38 during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to increased debt balances as a result of the Newmont Goldcorp transaction and a decrease in capitalized interest.

Income and mining tax expense (benefit) was $20 and $18 and $145 and $123 during the three and six months ended June 30, 2019 and June 30, 2018, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the enactment of tax reform; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; (vii) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 9 for further discussion of income taxes.

	Three Months Ended
	June 30, 2019					June 30, 2018
				Income Tax					Income Tax
	Income	Effective		Benefit		Income	Effective		Benefit
	(Loss)(1)	Tax Rate		(Provision)		(Loss)(1)	Tax Rate		(Provision)
Nevada	$75	24%		$18	(2)	$72	15%		$11	(2)
CC&V	—	—		—	(3)	25	20		5	(3)
Corporate & Other	(140)	9		(13)	(4)	(53)	30		(16)	(4)
Total US	(65)	(8)		5		44	—		—
Australia	128	40		51	(5)	172	8		13	(5)
Ghana	76	33		25		22	32		7
Suriname	51	24		12		32	25		8
Peru	29	34		10	(6)	(10)	(10)		1	(6)
Canada	(33)	(33)		11	(7)	44	—		—	(7)
Mexico	(177)	38		(68)	(8)	—	—		—	(8)
Argentina	(9)	122		(11)	(9)	—	—		—	(9)
Other Foreign	20	10		2		1	—		—
Rate adjustments	—	N/A		(17)	(10)	—	N/A		(11)	(10)
Consolidated	$20	100%	(11)	$20		$305	6%	(11)	$18
(1)	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)	Includes deduction for percentage depletion of $- and $(8), mining taxes of $1 and $4, respectively.
(3)	Includes deduction for percentage depletion of $1 and $-, respectively.
(4)	Includes valuation allowance of $1 and $(9), respectively. In 2018, Canada was considered immaterial to the total tax expense and was included in the Corporate & Other geographic location. With the acquisition of Goldcorp, Canada is expected to have material income (loss) from continuing operations and will be presented separately.
(5)	Includes mining taxes of $12 and $9 and valuation allowance of $- and $(46), respectively.
(6)	Includes mining taxes of $2 and $1 and valuation allowance of $2 and $1, respectively.
(7)	Includes mining taxes of $(1) and $-, valuation allowance of $(4) and $(11), uncertain tax position reserve adjustment of $8 and $-, and tax impacts from the exposure to fluctuations in foreign currency of $15 and $-, respectively.
(8)	Includes mining tax of $10 and $-, valuation allowance of $2 and $- and tax impacts from the exposure to fluctuations in foreign currency of $(29) and $-, respectively.
(9)	Includes valuation allowance $(13) and $- and tax impacts from the exposure to fluctuations in foreign currency of $5 and $-, respectively.
(10)	In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(11)	The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

	Six Months Ended
	June 30, 2019					June 30, 2018
				Income Tax					Income Tax
	Income	Effective		Benefit		Income	Effective		Benefit
	(Loss)(1)	Tax Rate		(Provision)		(Loss)(1)	Tax Rate		(Provision)
Nevada	$150	19%		$28	(2)	$170	16%		$27	(2)
CC&V	3	—		—	(3)	50	10		5	(3)
Corporate & Other	(245)	4		(9)	(4)	(117)	25		(29)	(4)
Total US	(92)	(21)		19		103	3		3
Australia	246	41		102	(5)	344	22		76	(5)
Ghana	147	33		48		56	34		19
Suriname	126	25		32		91	26		24
Peru	64	41		26	(6)	(47)	(6)		3	(6)
Canada	(30)	(37)		11	(7)	41	—		—	(7)
Mexico	(177)	38		(68)	(8)	—	—		—	(8)
Argentina	(9)	122		(11)	(9)	—	—		—	(9)
Other Foreign	20	15		3		—	—		—
Rate adjustments	—	N/A		(17)	(10)	—	N/A		(2)	(10)
Consolidated	$295	49%	(11)	$145		$588	21%	(11)	$123
(1)	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)	Includes deduction for percentage depletion of $(15) and $(19), mining taxes of $11and $10, respectively.
(3)	Includes deduction for percentage depletion of $1 and $(6), respectively.
(4)	Includes valuation allowance of $28 and $(7), respectively. In 2018, Canada was considered immaterial to the total tax expense and was included in the Corporate & Other geographic location. With the acquisition of Goldcorp, Canada is expected to have material income (loss) from continuing operations and will be presented separately.
(5)	Includes mining taxes of $28 and $20 and valuation allowance of $- and $(46), respectively.
(6)	Includes mining taxes of $2 and $2 and valuation allowance of $4 and $10, respectively.
(7)	Includes mining taxes of $(1) and $-, valuation allowance of $(4) and $(11), uncertain tax position reserve adjustment of $8 and $-, and tax impacts from the exposure to fluctuations in foreign currency of $15 and $-, respectively.
(8)	Includes mining tax of $10 and $-, valuation allowance of $2 and $- and tax impacts from the exposure to fluctuations in foreign currency of $(29) and $-, respectively.
(9)	Includes valuation allowance $(13) and $- and tax impacts from the exposure to fluctuations in foreign currency of $5 and $-, respectively.
(10)	In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(11)	The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our consolidated effective income tax rate.

Equity income (loss) of affiliates increased by $33 and $37 during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to income from the Pueblo Viejo mine, an equity method investment acquired in the Newmont Goldcorp transaction. Since the acquisition date and on an attributable basis, earnings before income, taxes and depreciation and amortization (“Pueblo Viejo EBITDA”) related to the Pueblo Viejo mine was $74, based on 75,000 ounces of attributable gold production during the periods which was impacted by production interruptions. Pueblo Viejo EBITDA is a non-GAAP financial measure. See page 81 for reconciliation to Equity income (loss) of affiliates.

Net income (loss) from discontinued operations was $(26) and $(52) for the three and six months ended June 30, 2019, respectively. The change is primarily due to an increase in the Holt royalty obligation resulting from a decrease in the discount rate and an increase in the expected production and gold price. Net income (loss) from discontinued operations was $18 and $40 for the three and six months ended June 30, 2018, respectively. The change is primarily due to a decrease in the Holt royalty obligation resulting from an increase in the discount rate and a decrease in the gold price.

For additional information regarding our discontinued operations, see Note 11 to our Condensed Consolidated Financial Statements.

Net loss (income) attributable to noncontrolling interests from continuing operations was $25 and $57 during the three and six months ended June 30, 2019, respectively, and was $6 and $5 during the three and six months ended June 30, 2018, respectively. The change is due to increased net income at Merian and Yanacocha.

Results of Consolidated Operations

In addition to gold and copper, we have added silver, lead and zinc as new metals following the completion of the Newmont Goldcorp transaction. Newmont has developed the gold equivalent ounces metrics presented to provide a comparable basis for analysis and understanding of our operations and performance. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019 and Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing for 2018.

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada	365	366	$803	$828	$264	$242	$1,002	$1,047
North America	251	64	1,031	654	380	217	1,383	845
South America	360	221	651	711	272	213	827	885
Australia	359	391	724	710	175	128	890	842
Africa	277	200	602	762	316	349	810	902
Total/Weighted-Average (3)	1,612	1,242	$759	$751	$278	$221	$1,016	$978
Attributable to Newmont	1,512	1,162

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada (4)	18	15	$871	$924	$285	$243	$1,037	$1,189
North America (5)	53	—	1,952	—	623	—	2,536	—
Australia (6)	40	51	807	738	155	137	957	865
Total/Weighted-Average	111	66	$1,308	$786	$379	$164	$1,646	$948

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	75	—

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada	758	785	$785	$805	$261	$237	$976	$989
North America	332	135	1,002	637	364	229	1,302	815
South America	652	442	618	747	232	225	780	906
Australia	699	757	740	709	161	130	894	845
Africa	508	409	598	754	308	337	794	889
Total/Weighted-Average (3)	2,949	2,528	$733	$750	$254	$221	$967	$961
Attributable to Newmont	2,742	2,371

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada (4)	35	32	$810	$896	$263	$238	$959	$1,088
North America (5)	53	—	1,952	—	623	—	2,536	—
Australia (6)	71	92	852	756	161	141	997	901
Total/Weighted-Average	159	124	$1,146	$796	$313	$168	$1,413	$954

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	75	—
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 81.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the three months ended June 30, 2019 and 2018, Nevada produced 8 million and 7 million pounds of copper, respectively. For the six months ended June 30, 2019 and 2018, Nevada produced 15 million and 14 million pounds of copper, respectively.
(5)	For the three months and six months ended June 30, 2019, North America produced 1,743 thousand ounces of silver, 12 million pounds of lead and 25 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.

(6)	For the three months ended June 30, 2019 and 2018, Australia produced 18 million and 24 million pounds of copper, respectively. For the six months ended June 30, 2019 and 2018, Australia produced 31 million and 43 million pounds of copper, respectively.
(7)	Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 for further discussion of our equity method investments.

Three months ended June 30, 2019 compared to 2018

Consolidated gold production increased 30% primarily due to new production from Red Lake, Porcupine and Éléonore in North America and Cerro Negro in South America, higher ore grade milled at Ahafo and Akyem in Africa, higher leach production and higher ore grade milled at Yanacocha and higher mill throughput and ore grade milled at Merian in South America, higher ore grade milled at Tanami in Australia and higher leach recoveries at CC&V in North America, partially offset by lower ore grade milled at Kalgoorlie and Boddington in Australia and lower mill throughput at Phoenix in Nevada. Production at Musselwhite in North America was significantly impacted by the operation being placed into care and maintenance following a conveyor fire in March 2019. Production at Peñasquito in North America was impacted by the operation being placed into care and maintenance for 49 days in the second quarter of 2019 following a community led blockade.

Consolidated gold equivalent ounces – other metals production increased 68% primarily due to new production at Peñasquito in North America and higher leach tons placed at Phoenix in Nevada, partially offset by lower ore grade milled at Boddington in Australia. Production at Peñasquito in North America was impacted by the operation being placed into care and maintenance for 49 days in the second quarter of 2019 following a community led blockade.

Costs applicable to sales per consolidated gold ounce was in line with the prior year as higher gold ounces sold and lower stockpile and leach pad inventory adjustments were offset by an unfavorable strip ratio and a high unit cost produced at Peñasquito as a result of the blockade. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 66% primarily due to higher stockpile and concentrate inventory adjustments at Boddington and Phoenix, in addition to a high unit cost produced at Peñasquito as a result of the blockade.

Depreciation and amortization per consolidated gold ounce increased 26% primarily due to higher amortization rates from asset additions including new assets acquired following the completion of the Newmont Goldcorp transaction, partially offset by higher gold ounces sold and lower stockpile inventory adjustments. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 131% primarily due to higher amortization rates from asset additions including new assets acquired following the completion of the Newmont Goldcorp transaction.

All-in sustaining costs per consolidated gold ounce increased 4% primarily due to higher sustaining capital spend. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 74% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals.

Six months ended June 30, 2019 compared to 2018

Consolidated gold production increased 17% primarily due to new production from Red Lake, Porcupine and Éléonore in North America and Cerro Negro in South America, higher ore grade milled at Ahafo and Akyem in Africa, higher ore grade milled and higher leach production at Yanacocha and higher ore grade milled and mill throughput at Merian in South America, higher ore grade milled at Tanami in Australia and higher leach recoveries at CC&V in North America, partially offset by lower ore grade milled at Kalgoorlie and Boddington in Australia and lower mill throughput at Phoenix in Nevada. Production at Musselwhite in North America was significantly impacted by the operation being placed into care and maintenance following a conveyor fire in March 2019. Production at Peñasquito in North America was impacted by the operation being placed into care and maintenance for 49 days in the second quarter of 2019 following a community led blockade.

Consolidated gold equivalent ounces – other metals production increased 28% primarily due to new production at Peñasquito in North America and higher leach tons and higher ore grade placed at Phoenix in Nevada, partially offset by lower ore grade milled at Boddington in Australia. Production at Peñasquito in North America was impacted by the operation being placed into care and maintenance for 49 days in the second quarter of 2019 following a community led blockade.

Costs applicable to sales per consolidated gold ounce decreased 2% primarily due to higher gold ounces sold and lower stockpile and leach pad inventory adjustments, partially offset by a high unit cost produced at Peñasquito as a result of the blockade. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 44% primarily due to higher stockpile and concentrate inventory adjustments at Boddington and Phoenix, in addition to a high unit cost produced at Peñasquito as a result of the blockade.

Depreciation and amortization per consolidated gold ounce increased 15% primarily due to higher amortization rates from asset additions including new assets acquired following the completion of the Newmont Goldcorp transaction, partially offset by higher gold ounces sold and lower stockpile inventory adjustments. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 86% primarily due to higher amortization rates from asset additions including assets acquired following the completion of the Newmont Goldcorp transaction.

All-in sustaining costs per consolidated gold ounce was in line with the prior year as lower cost applicable to sales per gold ounce was offset by higher sustaining capital spend. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 48% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals.

Nevada Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	186	183	$901	$949	$267	$234	$1,138	$1,216
Phoenix	47	54	1,016	819	292	193	1,211	1,057
Twin Creeks	88	87	694	770	187	180	850	865
Long Canyon	44	42	349	422	356	452	402	496
Total/Weighted-Average (3)	365	366	$803	$828	$264	$242	$1,002	$1,047

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Phoenix (4)	18	15	$871	$924	$285	$243	$1,037	$1,189

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Carlin	404	414	$879	$906	$261	$230	$1,082	$1,119
Phoenix	96	116	966	809	271	191	1,144	983
Twin Creeks	162	168	677	768	182	182	855	870
Long Canyon	96	87	371	388	373	435	463	464
Total/Weighted-Average (3)	758	785	$785	$805	$261	$237	$976	$989

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Phoenix (4)	35	32	$810	$896	$263	$238	$959	$1,088

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 81.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the three months ended June 30, 2019 and 2018, Phoenix produced 8 million and 7 million pounds of copper, respectively. For the six months ended June 30, 2019 and 2018, Phoenix produced 15 million and 14 million pounds of copper, respectively.

Three months ended June 30, 2019 compared to 2018

Carlin, USA. Gold production increased 2% primarily due to higher ore grade milled at Mill 5, partially offset by lower leach tons placed due to geotechnical issues at Gold Quarry and the completion of mining at Emigrant. Costs applicable to sales per gold ounce decreased 5% primarily due to reduced mining activity and reduced overall mining costs as a result of geotechnical issues at Gold Quarry and completion of mining at Emigrant, partially offset by lower gold ounces sold. Depreciation and amortization per gold ounce increased 14% primarily due to lower gold ounces sold and asset additions. All-in sustaining costs per gold ounce decreased 6% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Phoenix, USA. Gold production decreased 13% primarily due to lower mill throughput at the Phoenix mill and lower production at Lone Tree. Gold equivalent ounces – other metals production increased 20% primarily due to higher leach tons placed on the leach pad. Costs applicable to sales per gold ounce increased 24% primarily due to higher equipment maintenance costs and higher concentrate inventory adjustments. Costs applicable to sales per gold equivalent ounce – other metals decreased 6% primarily due to higher gold equivalent ounces – other metals sold. Depreciation and amortization per gold ounce increased 51% primarily due to higher amortization rates and higher concentrate inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals increased 17% primarily due to higher amortization rates. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 13% primarily due to lower sustaining capital spend and lower costs applicable to sales per gold equivalent ounce – other metals.

Twin Creeks, USA. Gold production was in line with the prior year. Costs applicable to sales per gold ounce decreased 10% primarily due to lower stockpile and leach pad inventory adjustments. Depreciation and amortization per gold ounce increased 4% primarily due to asset additions partially offset by lower stockpile and leach pad inventory adjustments. All-in sustaining costs per gold ounce decreased 2% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.

Long Canyon, USA. Gold production increased 5% primarily due to higher leach tons placed on the leach pad. Costs applicable to sales per gold ounce decreased 17% primarily due to higher gold ounces sold and a favorable strip ratio. Depreciation and amortization per gold ounce decreased 21% primarily due to higher gold ounces sold and lower amortization rates. All-in sustaining costs per gold ounce decreased 19% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Six months ended June 30, 2019 compared to 2018

Carlin, USA. Gold production decreased 2% primarily due to lower leach production as a result of geotechnical issues at Gold Quarry and completion of mining at Emigrant, partially offset by higher ore grade milled at Mill 5. Costs applicable to sales per gold ounce decreased 3% primarily due to reduced mining activity and reduced overall mining costs as a result of geotechnical issues at Gold Quarry and completion of mining at Emigrant, partially offset by lower gold ounces sold. Depreciation and amortization per gold ounce increased 13% and lower gold ounces sold. All-in sustaining costs per gold ounce decreased 3% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Phoenix, USA. Gold production decreased 17% primarily due to lower mill throughput at the Phoenix mill and lower production at Lone Tree. Gold equivalent ounces – other metals production increased 9% primarily due to higher leach tons and higher ore grade placed on leach pad. Costs applicable to sales per gold ounce increased 19% primarily due to lower gold ounces sold and higher concentrate inventory adjustments. Costs applicable to sales per gold equivalent ounce – other metals decreased 10% primarily due to higher gold equivalent ounces – other metals sold. Depreciation and amortization per gold ounce increased 42% primarily due to lower gold ounces sold, higher amortization rates and higher concentrate inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals increased 11% primarily due to higher amortization rates. All-in sustaining costs per gold ounce increased 16% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 12% primarily due to the lower costs applicable to sales per gold equivalent ounce – other metals.

Twin Creeks, USA. Gold production decreased 4% primarily due to higher Turquoise Ridge joint venture ore tons processed, which resulted in lower tons processed from the Twin Creeks mine, in addition to a higher build up of in-circuit inventory. Costs applicable to sales per gold ounce decreased 12% primarily due to lower stockpile and leach pad inventory adjustments, partially offset by lower gold ounces sold. Depreciation and amortization per gold ounce was in line with the prior year. All-in sustaining costs per gold ounce decreased 2% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.

Long Canyon, USA. Gold production increased 10% primarily due to higher leach tons placed on the leach pad. Costs applicable to sales per gold ounce decreased 4% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 14% primarily due to higher gold ounces sold and lower amortization rates. All-in sustaining costs per gold ounce was in line with the prior year.

North America Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	77	64	$927	654	$289	217	$1,144	$845
Red Lake	40	—	1,151	—	567	—	1,621	—
Musselwhite	3	—	2,093	—	1,434	—	3,307	—
Porcupine	53	—	1,074	—	319	—	1,288	—
Éléonore	66	—	895	—	288	—	1,073	—
Peñasquito	12	—	1,401	—	341	—	1,775	—
Total/Weighted-Average (3)	251	64	$1,031	$654	$380	217	$1,383	$845

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)	53	—	$1,952	$—	$623	$—	$2,536	$—

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	158	135	$909	$637	$295	$229	$1,071	$815
Red Lake	40	—	1,151	—	567	—	1,621	—
Musselwhite	3	—	2,093	—	1,434	—	3,307	—
Porcupine	53	—	1,074	—	319	—	1,288	—
Éléonore	66	—	895	—	288	—	1,073	—
Peñasquito	12	—	1,401	—	341	—	1,775	—
Total/Weighted-Average (3)	332	135	$1,002	637	$364	229	$1,302	$815

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)	53	—	$1,952	$—	$623	$—	$2,536	$—
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 81.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the three months and six months ended June 30, 2019, Peñasquito produced 1,743 thousand ounces of silver, 12 million pounds of lead and 25 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.

Three months ended June 30, 2019 compared to 2018

CC&V, USA. Gold production increased 20% primarily due to higher leach recoveries from Valley Leach Fill 2 and a lower build up of concentrate inventory. Costs applicable to sales per gold ounce increased 42% primarily due to lower ore grade mined and higher leach pad inventory adjustments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 33% primarily due to asset additions and higher leach pad inventory adjustments. All-in sustaining costs per gold ounce increased 35% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Red Lake, Canada. Gold production at Red Lake was 40,000 gold ounces since the completion of the acquisition of the Red Lake mine site as part of the Newmont Goldcorp transaction. Production and cost metrics in the second quarter reflected on-going ramp up of mining at Cochenour, which achieved commercial production on April 1, 2019 and additional exploration costs.

Musselwhite, Canada. Gold production at Musselwhite was 3,000 gold ounces since the completion of the acquisition of the Musselwhite mine site as part of the Newmont Goldcorp transaction. Production and cost metrics in the second quarter were significantly impacted by the operation being placed into care and maintenance following a conveyor fire in March 2019. During the second quarter we collected $41 in insurance proceeds related to the conveyor fire of which $14 was recognized as an offset to the abnormal costs applicable to sales.

Porcupine, Canada. Gold production at Porcupine was 53,000 gold ounces since the completion of the acquisition of the Porcupine mine site as part of the Newmont Goldcorp transaction. Production and cost metrics in the second quarter were impacted by lower tons mined at Hoyle Pond, the highest grade contributor to Porcupine, and costs related to early production at Borden.

Éléonore, Canada. Gold production at Éléonore was 66,000 gold ounces since the completion of the acquisition of the Éléonore mine site as part of the Newmont Goldcorp transaction. Production and costs metrics in the second quarter were impacted by lower mill availability due to maintenance.

Peñasquito, Mexico. Gold and gold equivalent ounces – other metals production at Peñasquito were 12,000 gold ounces and 53,000 gold equivalent ounces – other metals, respectively, since the completion of the acquisition of the Peñasquito mine site as part of the Newmont Goldcorp transaction. Production and cost metrics were impacted by the operation being placed into care and maintenance for 49 days in the second quarter of 2019 following a community led blockade, which was lifted on June 16, 2019.

Six months ended June 30, 2019 compared to 2018

CC&V, USA. Gold production increased 17% primarily due to higher leach recoveries from Valley Leach Fill 2 and a lower build up of concentrate inventory. Costs applicable to sales per gold ounce increased 43% primarily due to lower ore grade mined and higher leach pad inventory adjustments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 29% primarily due to asset additions and higher leach pad inventory adjustments. All-in sustaining costs per gold ounce increased 31% primarily due to higher costs applicable to sales per gold ounce partially offset by lower sustaining capital spend.

Red Lake, Canada. Gold production at Red Lake was 40,000 gold ounces since the completion of the acquisition of the Red Lake mine site as part of the Newmont Goldcorp transaction. Production and cost metrics in the second quarter reflected on-going ramp up of mining at Cochenour, which achieved commercial production on April 1, 2019 and additional exploration costs.

Musselwhite, Canada. Gold production at Musselwhite was 3,000 gold ounces since the completion of the acquisition of the Musselwhite mine site as part of the Newmont Goldcorp transaction. Production and cost metrics in the second quarter was significantly impacted by the operation being placed into care and maintenance following a conveyor fire in March 2019. During the second quarter we collected $41 in insurance proceeds related to the conveyor fire of which $14 was recognized as an offset to the abnormal costs applicable to sales.

Porcupine, Canada. Gold production at Porcupine was 53,000 gold ounces since the completion of the acquisition of the Porcupine mine site as part of the Newmont Goldcorp transaction. Production and cost metrics in the second quarter were impacted by lower tons mined at Hoyle Pond, the highest grade contributor to Porcupine, and costs related to early production at Borden.

Éléonore, Canada. Gold production at Éléonore was 66,000 gold ounces since the completion of the acquisition of the Éléonore mine site as part of the Newmont Goldcorp transaction. Production and costs metrics in the second quarter were impacted by lower mill availability due to maintenance.

Peñasquito, Mexico. Gold and gold equivalent ounces – other metals production at Peñasquito were 12,000 gold ounces and 53,000 gold equivalent ounces – other metals, respectively, since the completion of the acquisition of the Peñasquito mine site as part of the Newmont Goldcorp transaction. Production and cost metrics were impacted by the operation being placed into care and maintenance for 49 days in the second quarter of 2019 following a community led blockade, which was lifted on June 16, 2019.

South America Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	139	116	$734	$815	$193	$199	$955	$974
Merian	126	105	577	594	180	196	696	801
Cerro Negro	95	—	631	—	463	—	802	—
Total / Weighted Average (3)	360	221	$651	$711	$272	$213	$827	$885
Yanacocha (48.65%) (4)	(69)	(53)
Merian (25.00%)	(31)	(27)
Attributable to Newmont	260	141

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	75	—

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	283	220	$705	$937	$186	$237	$903	$1,092
Merian	274	222	526	563	168	184	631	696
Cerro Negro	95	—	631	—	463	—	802	—
Total / Weighted Average (3)	652	442	$618	$747	$232	$225	$780	$906
Yanacocha (48.65%) (4)	(139)	(101)
Merian (25.00%)	(68)	(56)
Attributable to Newmont	445	285

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	75	—
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 81.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	In June 2018, Yanacocha sold a 5% ownership interest to a subsidiary of Sumitomo Corporation, reducing Newmont Goldcorp’s ownership from 54.05% to 51.35%. See Note 12 to our Condensed Consolidated Financial Statements.
(5)	Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Three months ended June 30, 2019 compared to 2018

Yanacocha, Peru. Gold production increased 20% primarily due to higher leach production and higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 10% primarily due to higher gold ounces sold, partially offset by higher stockpile and leach pad inventory adjustments. Depreciation and amortization per gold ounce decreased 3% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 2% primarily due to lower costs applicable to sales per gold ounce partially offset by higher sustaining capital spend.

Merian, Suriname. Gold production increased 20% primarily due to higher mill throughput, ore grade milled and a higher draw-down of in-circuit inventory. Costs applicable to sales per gold ounce decreased 3% primarily due to higher gold ounces sold and a favorable strip ratio, partially offset by higher equipment maintenance costs. Depreciation and amortization per gold ounce decreased 8% due to higher gold ounces sold, partially offset by higher amortization rates from asset additions. All-in sustaining costs per gold ounce decreased 13% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Cerro Negro, Argentina. Gold production at Cerro Negro was 95,000 gold ounces since we completed the acquisition of the Cerro Negro mine site as part of the Newmont Goldcorp transaction.

Pueblo Viejo, Dominican Republic. Gold production at Pueblo Viejo was 75,000 gold ounces on an attributable basis since we completed the acquisition of the Pueblo Viejo mine site as part of the Newmont Goldcorp transaction.

Six months ended June 30, 2019 compared to 2018

Yanacocha, Peru. Gold production increased 29% primarily due to higher ore grade milled, higher recovery and higher leach production, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 25% primarily due to higher gold ounces sold and lower stockpile and leach pad inventory adjustments, partially offset by lower by-product credits from the sale of copper and silver concentrates. Depreciation and amortization per gold ounce decreased 22% primarily due to higher gold ounces sold and lower stockpile and leach pad inventory adjustments. All-in sustaining costs per gold ounce decreased 17% due to lower costs applicable to sales per gold ounce, partially offset by higher reclamation and advanced projects costs.

Merian, Suriname. Gold production increased 23% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce decreased 7% primarily due to higher gold ounces sold, partially offset by higher equipment maintenance costs. Depreciation and amortization per gold ounce decreased 9% primarily due to higher gold ounces sold, partially offset by higher amortization rates from asset additions. All-in sustaining costs per gold ounce decreased 9% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Cerro Negro, Argentina. Gold production at Cerro Negro was 95,000 gold ounces since we completed the acquisition of the Cerro Negro mine site as part of the Newmont Goldcorp transaction.

Pueblo Viejo, Dominican Republic. Gold production at Pueblo Viejo was 75,000 gold ounces on an attributable basis since we completed the acquisition of the Pueblo Viejo mine site as part of the Newmont Goldcorp transaction.

Australia Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	185	197	$796	$736	$151	$134	$915	$826
Tanami	116	102	552	714	206	163	744	936
Kalgoorlie	58	92	908	658	111	66	1,035	736
Total/Weighted-Average (3)	359	391	$724	$710	$175	$128	$890	$842

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (4)	40	51	$807	$738	$155	$137	$957	$865

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	340	360	$831	$765	$154	$139	$944	$873
Tanami	247	218	538	654	177	155	710	837
Kalgoorlie	112	179	913	673	110	67	1,056	765
Total/Weighted-Average (3)	699	757	$740	$709	$161	$130	$894	$845

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (4)	71	92	$852	$756	$161	$141	$997	$901
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 81.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the three months ended June 30, 2019 and 2018, Boddington produced 18 million and 24 million pounds of copper, respectively. For the six months ended June 30, 2019 and 2018, Boddington produced 31 million and 43 million pounds of copper, respectively.

Three months ended June 30, 2019 compared to 2018

Boddington, Australia. Gold production decreased 6% primarily due to lower ore grade milled and lower mill throughput partially offset by higher recovery. Gold equivalent ounces – other metals production decreased 22% primarily due to lower ore grade milled as a result of lower ore grade mined. Costs applicable to sales per gold ounce increased 8% primarily due to lower gold ounces sold, higher stockpile inventory adjustments and an unfavorable strip ratio, partially offset by a favorable Australian dollar foreign currency exchange rate. Costs applicable to sales per gold equivalent ounce – other metals increased 9% primarily due to lower gold equivalent ounces – other metals sold, higher stockpile inventory adjustments and an unfavorable strip ratio, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 13% primarily due to lower gold ounces sold and higher stockpile inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals increased 13% primarily due to lower gold equivalent ounces – other metals sold and higher stockpile inventory adjustments. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 11% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals and higher sustaining capital spend.

Tanami, Australia. Gold production increased 14% primarily due to higher ore grade milled as a result of higher ore grade mined and higher throughput. Costs applicable to sales per gold ounce decreased 23% primarily due to higher gold ounces sold, lower mining costs as a result of a higher allocation of costs to deferred mine development and a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 26% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in the first quarter of 2019, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 21% primarily due to lower costs applicable to sales per gold ounce and lower exploration spend, partially offset by higher sustaining capital spend.

Kalgoorlie, Australia. Gold production decreased 37% primarily due to lower ore grade milled. The lower ore grade milled was a result of lower ore grade mined and reduced ore tons mined from the pit due to geotechnical restrictions. Costs applicable to sales per gold ounce increased 38% primarily due to lower gold ounces sold, partially offset by lower mining costs as a result of reduced pit activity due to geotechnical restrictions and a favorable Australian dollar foreign exchange rate. Depreciation and amortization per gold ounce increased 68% primarily due to lower gold ounces sold and higher amortization rates. All-in sustaining costs per gold ounce increased 41% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Six months ended June 30, 2019 compared to 2018

Boddington, Australia. Gold production decreased 6% primarily due to lower ore grade milled and lower mill throughput partially offset by higher recovery. Gold equivalent ounces – other metals production decreased 23% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 9% primarily due to lower gold ounces sold, higher stockpile inventory adjustments and an unfavorable strip ratio, partially offset by a favorable Australian dollar foreign exchange rate. Costs applicable to sales per gold equivalent ounce – other metals increased 13% primarily due to lower gold equivalent ounces – other metals sold, higher stockpile inventory adjustments and an unfavorable strip ratio, partially offset by a favorable Australian dollar foreign exchange rate. Depreciation and amortization per gold ounce increased 11% due to lower gold ounces sold and higher stockpile inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals increased 14% primarily due to lower gold equivalent ounces – other metals sold. All-in sustaining costs per gold ounce increased 8% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 11% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals and higher sustaining capital spend.

Tanami, Australia. Gold production increased 13% primarily due to higher ore grade milled as a result of higher ore grade mined and higher throughput. Costs applicable to sales per gold ounce decreased 18% primarily due to higher gold ounces sold, higher allocation of costs to deferred mine development and a favorable Australian dollar foreign exchange rate, partially offset by higher equipment maintenance costs. Depreciation and amortization per gold ounce increased 14% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in the first quarter of 2019, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 15% primarily due to lower costs applicable to sales per gold ounce.

Kalgoorlie, Australia. Gold production decreased 37% primarily due to lower ore grade milled. The lower ore grade milled was a result of lower ore grade mined and reduced ore tons mined from the pit due to geotechnical restrictions. Costs applicable to sales per gold ounce increased 36% primarily due to lower gold ounces sold, partially offset by lower mining costs as a result of reduced pit activity due to geotechnical restrictions and a favorable Australian dollar foreign exchange rate. Depreciation and amortization per gold ounce increased 64% primarily due to lower gold ounces sold and higher amortization rates. All-in sustaining costs per gold ounce increased 38% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend, partially offset by lower exploration spend.

Africa Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	159	100	$611	$897	$248	$283	$850	$990
Akyem	118	100	589	624	407	416	734	794
Total / Weighted Average (3)	277	200	$602	$762	$316	$349	$810	$902

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	296	203	$623	$882	$251	$271	$824	$972
Akyem	212	206	564	628	385	405	731	794
Total / Weighted Average (3)	508	409	$598	$754	$308	$337	$794	$889
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 81.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2019 compared to 2018

Ahafo, Ghana. Gold production increased 59% primarily due to higher ore grade milled as a result of higher ore grade mined from the Subika pit and higher mill recovery, partially offset by a lower draw down of in-circuit inventory. Costs applicable to sales per gold ounce decreased 32% primarily due to higher gold ounces sold, lower stockpile inventory adjustments and lower power costs. Depreciation and amortization per gold ounce decreased 12% primarily due to higher gold ounces sold and lower stockpile inventory adjustments, partially offset by higher amortization from asset additions. All-in sustaining costs per gold ounce decreased 14% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.

Akyem, Ghana. Gold production increased 18% primarily due to higher ore grade milled, higher mill throughput and higher draw down of in-circuit inventory. Costs applicable to sales per gold ounce decreased 6% primarily due to higher gold ounces sold and lower power costs, partially offset by an unfavorable strip ratio. Depreciation and amortization per gold ounce decreased 2% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 8% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Six months ended June 30, 2019 compared to 2018

Ahafo, Ghana. Gold production increased 46% primarily due to higher ore grade milled as a result of higher ore grade mined from the Subika pit and higher mill recovery, partially offset by a lower draw down of in-circuit inventory and lower mill throughput. Costs applicable to sales per gold ounce decreased 29% primarily due to higher gold ounces sold, lower stockpile inventory adjustments and lower power costs. Depreciation and amortization per gold ounce decreased 7% primarily due to higher gold ounces sold and lower stockpile inventory adjustments, partially offset by higher amortization from asset additions. All-in sustaining costs per gold ounce decreased 15% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.

Akyem, Ghana. Gold production increased 3% primarily due to higher ore grade milled and higher mill throughput, partially offset by a lower draw down of in-circuit inventory. Costs applicable to sales per gold ounce decreased 10% primarily due to higher gold ounces sold, lower stockpile inventory adjustments and lower power costs. Depreciation and amortization per gold ounce decreased 5% primarily due to higher gold ounces sold and lower stockpile inventory adjustments. All-in sustaining costs per gold ounce decreased 8% primarily due to lower costs applicable to sales per gold ounce.

Foreign Currency Exchange Rates

Our foreign operations sell their gold, copper, silver, lead and zinc production based on U.S. dollar metal prices. Fluctuations in foreign currency exchange rates do not have a material impact on our revenue since gold, copper, silver, lead and zinc are sold throughout the world in U.S. dollars. Despite selling gold in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Peruvian sol, the Surinamese dollar, the Canadian dollar, the Mexican peso and the Argentine peso. Approximately 33% and 34% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the three months ended June 30, 2019 and 2018, respectively, including approximately 19% denominated in the Australian dollar and 11% denominated in the Canadian dollar in the current year. Approximately 32% and 35% of Costs applicable to sales for our foreign operations were paid in currencies other than the U.S. dollar during the six months ended June 30, 2019 and 2018, respectively, including approximately 23% denominated in the Australian dollar and 7% denominated in the Canadian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $12 per ounce, net of hedging losses, during the three months ended June 30, 2019, compared to the same period in 2018, primarily in Australia. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $15 per ounce, net of hedging losses, during the six months ended June 30, 2019, compared to the same periods in 2018, primarily in Australia.

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

Our Cerro Negro mine, which was acquired as part of the Newmont Goldcorp transaction, is located in Argentina, which has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. We have determined the U.S. dollar to be the functional currency of Cerro Negro. While we have balances denominated in Argentine pesos that relate to labor, payroll and tax liabilities, the majority of Cerro Negro’s activity is denominated in U.S. dollars. Additionally, a component of the deferred tax liability is carried in Argentine pesos, which is impacted by fluctuations in the Argentine peso exchange rate.

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

At June 30, 2019, the Company had $1,827 in Cash and cash equivalents, of which $1,064 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2019, $395 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At June 30, 2019, $928 in consolidated cash and cash equivalents ($548 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.

During the second quarter of 2019, we used $1,720 of our Cash and cash equivalents in connection with the Newmont Goldcorp transaction and the one-time special dividend. Our Debt balances also increased by approximately $2,000 due to the acquired Goldcorp senior notes and the subsequent like-for-like exchange of a portion of the outstanding notes. In July 2019, we made an initial cash capital contribution of $90 to NGM pursuant to the Nevada JV Agreement. We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations (including the $626 payment due October 1, 2019 on our 2019 senior notes), pay dividends and meet other liquidity requirements for the foreseeable future. At June 30, 2019, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At June 30,	At December 31,
	2019	2018
Cash and cash equivalents	$1,827	$3,397
Debt	6,101	4,044
Lease and other financing obligations	671	217
Net Debt	$4,945	$864
Borrowing capacity on revolving credit facility	$2,929	$2,914

Cash Flows

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	June 30,
	2019	2018
Net cash provided by (used in) operating activities of continuing operations	$875	$667
Net cash provided by (used in) operating activities of discontinued operations	(5)	(5)
Net cash provided by (used in) operating activities	$870	$662

Net cash provided by (used in) investing activities	$(379)	$(517)

Net cash provided by (used in) financing activities	$(2,036)	$(231)

Net cash provided by (used in) operating activities of continuing operations was $875 during the six months ended June 30, 2019, an increase of $208 from the six months ended June 30, 2018, primarily due to higher sales from the Newmont Goldcorp transaction, partially offset by higher amounts paid for Newmont Goldcorp transaction and integration costs and Nevada JV Agreement transaction and integration costs, higher interest expense due to higher debt balances and costs incurred while the Peñasquito and Musselwhite mines were not operational.

Net cash provided by (used in) investing activities was $ (379) during the six months ended June 30, 2019, a decrease in cash used of $138 from the six months ended June 30, 2018, primarily due to cash acquired in the Newmont Goldcorp transaction, higher Return of investment from equity method investees related to Pueblo Viejo, higher Proceeds from sale of investments and $20 in proceeds from the sale of exploration properties in North America, partially offset by higher Additions to property, plant and mine development in 2019 driven by higher capital expenditures on sustaining capital and higher Purchases of investments during the six months ended June 30, 2019 primarily related to the acquisition of convertible debt issued by Continental Gold, Inc.

Net cash provided by (used in) financing activities was $(2,036) during the six months ended June 30, 2019, an increase in cash used of $1,805 from the six months ended June 30, 2018, primarily due to the repayment of a term loan and revolving credit facility acquired in the Newmont Goldcorp transaction totaling $1,250, higher Dividends paid to common stockholders due to the payment of the one-time special dividend of $470 and increased dividends due to an increase in the number of shares outstanding in the second quarter of 2019, proceeds from the sale of noncontrolling interests in 2018, higher Payments on lease and other financing obligations and higher net distributions to noncontrolling interests, partially offset by no Repurchase of common stock during the six months ended June 30, 2019.

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

For the six months ended June 30, 2019 and 2018, we had Additions to property, plant and mine development as follows:

	2019			2018
	Development	Sustaining		Development	Sustaining
	Projects	Capital	Total	Projects	Capital	Total

Nevada	$9	$110	$119	$29	$110	$139
North America	33	74	107	—	18	18
South America	79	50	129	52	38	90
Australia	25	81	106	18	69	87
Africa	57	61	118	114	33	147
Corporate and other	15	1	16	—	6	6
Accrual basis	$218	$377	$595	$213	$274	$487
Decrease (increase) in non-cash adjustments			10			2
Cash basis			$605			$489

For the six months ended June 30, 2019, development projects included the Turquoise Ridge joint venture 3rd shaft in Nevada; Borden and Musselwhite Materials Handling in North America; Quecher Main and Yanacocha Sulfides projects in South America; the Tanami Expansion 2 in Australia; and Ahafo Mill Expansion, Subika Underground and Ahafo North in Africa. For the six months ended June 30, 2018, development projects included Twin Creeks Underground in Nevada, Merian and Quecher Main in South America, the Tanami Expansion project in Australia and Subika Underground and the Ahafo Mill Expansion in Africa.

For the six months ended June 30, 2019 and 2018, sustaining capital included the following:

●	Nevada. Capital expenditures primarily related to underground mine development, tailings facility construction and capitalized component purchases.
●	North America. Capital expenditures primarily related to underground mine development, tailings facility construction and capitalized component purchases.
●	South America. Capital expenditures primarily related to capitalized component purchases, mining equipment and infrastructure improvements.
●	Australia. Capital expenditures primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities.
●	Africa. Capital expenditures primarily related to underground mine development, capitalized component purchases and tailings facility expansion.

Additionally, during the first quarter of 2019, the Company completed the Tanami Power project in Australia which included the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations. The gas pipeline and two on-site power stations qualify as finance leases with lease obligations of $198 as of June 30, 2019.

Refer to our global project pipeline discussion above for additional details. Refer to Note 4 to our Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.

Debt and Corporate Revolving Credit Facilities

There were no material changes to our debt and corporate revolving credit facilities since December 31, 2018, except as noted in Note 23 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our debt and corporate revolving credit facilities.

Debt Covenants

There were no material changes to our debt covenants, except as noted in Note 23 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our debt covenants.

At June 30, 2019, we were in compliance with all existing debt covenants and provisions related to potential defaults.

Contractual Obligations

Contractual obligations have increased since December 31, 2018, due to the Newmont Goldcorp transaction. Refer to Note 3 for additional information about the Newmont Goldcorp transaction including additional information regarding employee related benefits, unrecognized tax benefits, silver streaming agreement and other liabilities; Note 6, for additional information regarding remediation and reclamation liabilities; Note 23 for additional information regarding debt and Note 24 for additional information regarding lease and other financing obligations and operating leases of our Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018 for information regarding our contractual obligations.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements since December 31, 2018, except as noted in Note 23 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. In June 2019, the Company reviewed the project cost estimates at the Dawn remediation site and water management costs at the Con Mine, resulting in increases of $26 and $6, respectively to our reclamation and remediation liabilities. Included in our environmental liabilities as at June 30, 2019 is $677 relating to the Newmont Goldcorp transaction that closed on April 18, 2019.

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

For more information on the Company’s reclamation and remediation liabilities, see Notes 6, 23 and 29 to the Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 11 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Newmont stockholders	$(25)	$292	$62	$484
Net income (loss) attributable to noncontrolling interests	25	6	57	5
Net loss (income) from discontinued operations (1)	26	(18)	52	(40)
Equity loss (income) of affiliates	(26)	7	(21)	16
Income and mining tax expense (benefit)	20	18	145	123
Depreciation and amortization	487	279	799	580
Interest expense, net	82	49	140	102
EBITDA	$589	$633	$1,234	$1,270
Adjustments:
Goldcorp transaction and integration costs (2)	$114	$—	$159	$—
Change in fair value of investments (3)	(35)	(5)	(56)	(5)
Loss (gain) on asset and investment sales (4)	(32)	(100)	(33)	(99)
Reclamation and remediation charges (5)	32	8	32	8
Nevada JV transaction and integration costs (6)	11	—	23	—
Impairment of long-lived assets (7)	—	—	1	—
Restructuring and other (8)	—	9	5	15
Impairment of investments (9)	—	—	1	—
Adjusted EBITDA	$679	$545	$1,366	$1,189
(1)	Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $-, $5, $- and $9, respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $-, $-, $-, and $1, respectively. For additional information regarding our discontinued operations, see Note 11 to our Condensed Consolidated Financial Statements.
(2)	Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction during 2019.
(3)	Change in fair value of marketable equity securities, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental Gold Inc. For additional information regarding our investment in Continental, see Note 18 to our Condensed Consolidated Financial Statements.
(4)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain on the sale of exploration land in 2019 and a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in 2018.
(5)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations
(6)	Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(7)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(8)	Restructuring and other, included in Other expense, net, represents certain costs associated with severance, legal and other settlements
(9)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.

Additionally, the Company uses Pueblo Viejo EBITDA as a non-GAAP measure to evaluate the operating performance of its investment in the Pueblo Viejo mine. Pueblo Viejo EBITDA does not represent, and should not be considered an alternative to, Equity income (loss) of affiliates, as defined by GAAP, and does not necessarily indicate whether cash distributions from Pueblo Viejo will match Pueblo Viejo EBITDA or earnings from affiliates. Although the Company has the ability to exert significant influence, it does not have direct control over the operations or resulting revenues and expenses, nor does it proportionately consolidate its investment in Pueblo Viejo. The Company believes that Pueblo Viejo EBITDA provides useful information to investors and others in understanding and evaluating the operating results of its investment in Pueblo Viejo, in the same manner as management and Board of Directors. Equity income (loss) of affiliates is reconciled to Pueblo Viejo EBITDA as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Equity income (loss) of affiliates (1)	$26	$(7)	$21	$(16)
Equity income (loss) of affiliates, excluding Pueblo Viejo (1)	—	(7)	(5)	(16)
Equity income (loss) of affiliates, Pueblo Viejo (1)	26	—	26	—
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	24	—	24	—
Depreciation and amortization	24	—	24	—
Interest expense, net	—	—	—	—
Pueblo Viejo EBITDA	$74	$—	$74	$—

(1) See Note 10 to the Condensed Consolidated Financial Statements.

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

Adjusted net income (loss) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Newmont stockholders	$(25)	$292	$62	$484
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	26	(18)	52	(40)
Net income (loss) attributable to Newmont stockholders from continuing operations	1	274	114	444
Goldcorp transaction and integration costs (2)	114	—	159	—
Change in fair value of investments (3)	(35)	(5)	(56)	(5)
Reclamation and remediation charges, net (4)	32	8	32	8
Loss (gain) on asset and investment sales, net (5)	(30)	(99)	(31)	(99)
Nevada JV transaction and integration costs (6)	11	—	23	—
Impairment of long-lived assets (7)	—	—	1	—
Restructuring and other, net (8)	—	7	5	12
Impairment of investments (9)	—	—	1	—
Tax effect of adjustments (10)	(5)	18	(13)	16
Valuation allowance and other tax adjustments (11)	4	(59)	33	(47)
Adjusted net income (loss)	$92	$144	$268	$329

Net income (loss) per share, basic (12)	$(0.03)	$0.55	$0.10	$0.91
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.03	(0.03)	0.08	(0.07)
Net income (loss) attributable to Newmont stockholders from continuing operations	—	0.52	0.18	0.84
Goldcorp transaction and integration costs	0.14	—	0.24	—
Change in fair value of investments	(0.05)	(0.01)	(0.09)	(0.01)
Reclamation and remediation charges, net	0.04	0.01	0.05	0.01
Loss (gain) on asset and investment sales, net	(0.04)	(0.18)	(0.05)	(0.18)
Nevada JV transaction and integration costs	0.02	—	0.05	—
Impairment of long-lived assets	—	—	—	—
Restructuring and other, net	—	0.01	—	0.02
Impairment of investments	—	—	—	—
Tax effect of adjustments	—	0.03	(0.02)	0.03
Valuation allowance and other tax adjustments	0.01	(0.11)	0.05	(0.09)
Adjusted net income (loss) per share, basic	$0.12	$0.27	$0.41	$0.62

Net income (loss) per share, diluted (12)	$(0.03)	$0.54	$0.10	$0.90
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.03	(0.03)	0.08	(0.07)
Net income (loss) attributable to Newmont stockholders from continuing operations	—	0.51	0.18	0.83
Goldcorp transaction and integration costs	0.14	—	0.24	—
Change in fair value of investments	(0.05)	(0.01)	(0.09)	(0.01)
Reclamation and remediation charges, net	0.04	0.01	0.05	0.01
Loss (gain) on asset and investment sales, net	(0.04)	(0.18)	(0.05)	(0.18)
Nevada JV transaction and integration costs	0.02	—	0.05	—
Impairment of long-lived assets	—	—	—	—
Restructuring and other, net	—	0.01	—	0.02
Impairment of investments	—	—	—	—
Tax effect of adjustments	—	0.03	(0.02)	0.03
Valuation allowance and other tax adjustments	0.01	(0.11)	0.05	(0.09)
Adjusted net income (loss) per share, diluted	$0.12	$0.26	$0.41	$0.61

Weighted average common shares (millions):
Basic	766	533	651	534
Diluted	768	535	652	535
(1)	Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $-, $5, $- and $9, respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $-, $-, $- and $1 respectively. For additional information regarding our discontinued operations, see Note 11 to our Condensed Consolidated Financial Statements.
(2)	Goldcorp transaction and integration costs, included in Other expense, net, represents costs incurred related to the Newmont Goldcorp transaction during 2019.

(3)	Change in fair value of marketable equity securities, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental Gold Inc. For additional information regarding our investment in Continental, see Note 18 to our Condensed Consolidated Financial Statements.
(4)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations. The 2019 charges include adjustments related to a review of the project cost estimates at the Dawn remediation site, as well as increased water management costs at the Con Mine.
(5)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain on the sale of exploration property in North America in 2019 and a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in 2018. Amounts are presented net of income (loss) attributable to noncontrolling interest of $2, $1, $2 and $-, respectively.
(6)	Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(7)	Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(8)	Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $(2), $- and $(3), respectively.
(9)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(10)	The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)	Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. The adjustment in the three and six months ended June 30, 2019 is due to increases or (decreases) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $(5) and $25 respectively, and other tax adjustments of $7 and $7, respectively. The adjustment in the three and six months ended June 30, 2018 is due to a second quarter reduction to the provisional expense for the Tax Cuts and Jobs Act of $(45), a second quarter release of valuation allowance on capital losses of $(15), increases to net operating losses and other deferred tax assets at Yanacocha of $- and $11, respectively, and other tax adjustments of $1 and $7, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $2, $-, $1 and $(5), respectively.
(12)	Per share measures may not recalculate due to rounding.

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

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$870	$662
Less: Net cash used in (provided by) operating activities of discontinued operations	5	5
Net cash provided by (used in) operating activities of continuing operations	875	667
Less: Additions to property, plant and mine development	(605)	(489)
Free Cash Flow	$270	$178

Net cash provided by (used in) investing activities (1)	$(379)	$(517)
Net cash provided by (used in) financing activities	$(2,036)	$(231)
(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

Costs applicable to sales per ounce/gold equivalent ounce

Costs applicable to sales per ounce/gold equivalent ounce are non-GAAP financial measures. These measures are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis. Costs applicable to sales per ounce/gold equivalent ounce statistics are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently.

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Costs applicable to sales (1)	$1,245	$919	$2,180	$1,901
Gold sold (thousand ounces)	1,636	1,224	2,974	2,536
Costs applicable to sales per ounce (2)	$759	$751	$733	$750
(1)	Includes by-product credits of $21 and $29 during the three and six months ended June 30, 2019, respectively, and $18 and $31 during the three and six months ended June 30, 2018, respectively.
(2)	Per ounce measures may not recalculate due to rounding.

Costs applicable to sales per gold equivalent ounce

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Costs applicable to sales (1)	$121	$46	$164	$93
Gold equivalent ounces - other metals (thousand ounces) (2)	93	59	144	117
Costs applicable to sales per ounce (3)	$1,308	$786	$1,146	$796
(1)	Includes by-product credits of $2 and $2 during the three and six months ended June 30, 2019, respectively, and $1 and $2 during the three and six months ended June 30, 2018, respectively.
(2)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019 and Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing for 2018.
(3)	Per ounce measures may not recalculate due to rounding.

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

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Operations less the amount of CAS attributable to the production of other metals at our Phoenix, Peñasquito and Boddington mines. The other metals CAS at those mine sites is disclosed in Note 4 to the Condensed Consolidated Financial Statements. The allocation of CAS between gold and other metals at the Phoenix, Peñasquito and Boddington mines is based upon the relative sales value of gold and other metals produced during the period.

Reclamation costs. Includes accretion expense related to Reclamation liabilities and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the Reclamation liabilities and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Phoenix, Peñasquito and Boddington mines.

Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Phoenix, Peñasquito and Boddington mines.

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

Other expense, net. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Phoenix, Peñasquito and Boddington mines.

Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on our Condensed Consolidated Statements of Operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Phoenix, Peñasquito and Boddington mines.

Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. Sustaining finance lease payments are included beginning in 2019 in connection with the adoption of ASC 842. Refer to Note 2 in the Condensed Consolidated Financial Statements for further details. We determined development (i.e. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Phoenix, Peñasquito and Boddington mines.

			Advanced
			Projects,
			Research and			Treatment	Sustaining			All-In
	Costs		Development	General	Other	and	Capital and	All-In		Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Lease Related	Sustaining	Ounces (000)	Costs per
June 30, 2019	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Costs (7)(8)	Costs	Sold	oz. (9)
Gold
Carlin	$166	$1	$5	$1	$—	$—	$35	$208	183	$1,138
Phoenix	53	2	—	1	—	3	5	64	53	1,211
Twin Creeks	59	—	1	1	—	—	11	72	85	850
Long Canyon	15	—	—	1	—	—	2	18	44	402
Other Nevada	—	—	—	—	—	—	3	3	—	—
Nevada	293	3	6	4	—	3	56	365	365	1,002

CC&V	77	2	2	—	1	—	12	94	82	1,144
Red Lake	43	—	3	—	—	—	14	60	37	1,621
Musselwhite	12	—	3	—	—	—	4	19	6	3,307
Porcupine	63	1	2	—	—	—	10	76	59	1,288
Éléonore	75	—	2	—	—	1	12	90	84	1,073
Peñasquito	27	—	—	—	—	—	7	34	19	1,775
Other North America	—	—	1	20	—	—	3	24	—	—
North America	297	3	13	20	1	1	62	397	287	1,383

Yanacocha	100	14	2	—	5	—	8	129	135	955
Merian	71	1	1	1	—	—	12	86	124	696
Cerro Negro	63	1	2	—	1	—	13	80	100	802
Other South America	—	—	—	2	—	—	—	2	—	—
South America	234	16	5	3	6	—	33	297	359	827

Boddington	139	3	—	—	—	3	15	160	175	915
Tanami	65	1	1	—	—	—	21	88	118	744
Kalgoorlie	50	1	—	—	—	—	6	57	55	1,035
Other Australia	—	—	1	2	—	—	2	5	—	—
Australia	254	5	2	2	—	3	44	310	348	890

Ahafo	97	1	6	—	1	—	30	135	158	850
Akyem	70	9	1	—	1	—	7	88	119	734
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	167	10	7	2	2	—	37	225	277	810

Corporate and Other	—	—	15	50	3	—	—	68	—	—
Total Gold	$1,245	$37	$48	$81	$12	$7	$232	$1,662	1,636	$1,016

Gold equivalent ounces - other metals (10)
Phoenix	$15	$2	$—	$—	$—	$1	$1	$19	18	$1,037
Peñasquito	77	—	1	—	—	3	20	101	40	2,536
Boddington	29	2	—	—	—	1	2	34	35	957
Total Gold Equivalent Ounces	$121	$4	$1	$—	$—	$5	$23	$154	93	$1,646

Consolidated	$1,366	$41	$49	$81	$12	$12	$255	$1,816

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $23 and excludes co-product revenues of $103.
(3)	Includes stockpile and leach pad inventory adjustments of $15 at Carlin, $7 at CC&V, $3 at Yanacocha, $12 at Boddington and $15 at Akyem.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $22 and $19, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $14 and $37, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $2 at Carlin, $1 at Phoenix, $2 at Twin Creeks, $7 at Long Canyon, $2 at Other Nevada, $2 at CC&V, $4 at Yanacocha, $1 at Merian, $2 at Cerro Negro, $11 at Other South America, $1 at Kalgoorlie, $4 at Other Australia, $5 at Ahafo, $4 at Akyem, $2 at Other Africa and $2 at Corporate and Other, totaling $52 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for Newmont Goldcorp transaction and integration costs of $114 and Nevada JV transaction implementation costs of $11.
(7)	Includes sustaining capital expenditures of $56 for Nevada, $72 for North America, $33 for South America, $45 for Australia, $36 for Africa and nil for Corporate and Other, totaling $242 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $138. The following are major development projects: Borden, Musselwhite Materials Handling, Turquoise Ridge joint venture 3rd shaft, Quecher Main, Yanacocha Sulfides projects, Tanami Expansion 2, Ahafo North and Ahafo Mill Expansion.
(8)	Includes finance lease payments for sustaining projects of $13 and excludes finance lease payments for development projects of $13.
(9)	Per ounce measures may not recalculate due to rounding.
(10)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.), and Zinc ($1.05/lb.) pricing.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In		Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	Ounces (000)	Costs per
June 30, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	Sold	oz. (8)
Gold
Carlin	$178	$2	$5	$1	$—	$—	$42	$228	187	$1,216
Phoenix	44	—	1	—	—	2	9	56	53	1,057
Twin Creeks	66	—	2	1	—	—	6	75	86	865
Long Canyon	18	—	—	—	—	—	3	21	43	496
Other Nevada	—	—	4	1	1	—	2	8	—	—
Nevada	306	2	12	3	1	2	62	388	369	1,047

CC&V	42	3	—	1	1	—	9	56	67	845
Other North America	—	—	—	—	—	—	—	—	—	—
North America	42	3	—	1	1	—	9	56	67	845

Yanacocha	92	9	—	—	2	—	5	108	113	974
Merian	61	1	1	—	—	—	18	81	102	801
Other South America	—	—	—	3	—	—	—	3	—	—
South America	153	10	1	3	2	—	23	192	215	885

Boddington	130	4	—	—	—	5	7	146	177	826
Tanami	74	—	4	—	—	—	17	95	103	936
Kalgoorlie	62	1	1	—	—	—	5	69	93	736
Other Australia	—	2	—	3	(2)	—	—	3	—	—
Australia	266	7	5	3	(2)	5	29	313	373	842

Ahafo	90	1	—	1	1	—	6	99	101	990
Akyem	62	6	1	—	—	—	10	79	99	794
Other Africa	—	—	—	1	—	—	—	1	—	—
Africa	152	7	1	2	1	—	16	179	200	902

Corporate and Other	—	—	15	51	1	—	2	69	—	—
Total Gold	$919	$29	$34	$63	$4	$7	$141	$1,197	1,224	$978

Gold equivalent ounces - other metals (9)
Phoenix	$14	$1	$—	$—	$—	$1	$2	$18	15	$1,189
Boddington	32	—	—	—	—	2	3	37	44	865
Total Gold Equivalent Ounces	$46	$1	$—	$—	$—	$3	$5	$55	59	$948

Consolidated	$965	$30	$34	$63	$4	$10	$146	$1,252
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $19 and excludes co-product revenues of $81.
(3)	Includes stockpile and leach pad inventory adjustments of $25 at Carlin, $14 at Twin Creeks, $1 at Yanacocha, $18 at Ahafo and $15 at Akyem.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $15 and $15, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $11 and $11, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $3 at Carlin, $1 at Twin Creeks, $6 at Long Canyon, $5 at Other Nevada, $1 at CC&V, $12 at Yanacocha, $5 at Merian, $8 at Other South America, $2 at Kalgoorlie, $2 at Other Australia, $4 at Ahafo, $3 at Akyem, $1 at Other Africa and $3 at Corporate and Other, totaling $56 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for restructuring and other costs of $9.
(7)	Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $112. The following are major development projects: Twin Creeks Underground, Quecher Main, the Merian crusher, Tanami Expansion 2, Subika Underground and Ahafo Mill Expansion.
(8)	Per ounce measures may not recalculate due to rounding.
(9)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing.

			Advanced
			Projects,
			Research and			Treatment	Sustaining			All-In
	Costs		Development	General	Other	and	Capital and	All-In		Sustaining
Six Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Finance Lease	Sustaining	Ounces (000)	Costs per
June 30, 2019	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Payments (7)(8)	Costs	Sold	oz. (9)
Gold
Carlin	$350	$3	$9	$3	$1	$—	$64	$430	397	$1,082
Phoenix	101	3	—	1	—	5	10	120	105	1,144
Twin Creeks	110	1	3	1	—	—	23	138	162	855
Long Canyon	35	1	—	1	—	—	7	44	95	463
Other Nevada	—	—	5	—	—	—	4	9	—	—
Nevada	596	8	17	6	1	5	108	741	759	976

CC&V	143	3	4	1	2	—	15	168	157	1,071
Red Lake	43	—	3	—	—	—	14	60	37	1,621
Musselwhite	12	—	3	—	—	—	4	19	6	3,307
Porcupine	63	1	2	—	—	—	10	76	59	1,288
Éléonore	75	—	2	—	—	1	12	90	84	1,073
Peñasquito	27	—	—	—	—	—	7	34	19	1,775
Other North America	—	—	1	20	—	—	3	24	—	—
North America	363	4	15	21	2	1	65	471	362	1,302

Yanacocha	193	30	3	—	7	—	14	247	273	903
Merian	142	2	2	1	—	—	23	170	270	631
Cerro Negro	63	1	2	—	1	—	13	80	100	802
Other South America	—	—	—	5	—	—	—	5	—	—
South America	398	33	7	6	8	—	50	502	643	780

Boddington	285	6	—	—	—	7	26	324	344	944
Tanami	134	2	3	—	—	—	38	177	249	710
Kalgoorlie	100	1	—	—	—	—	15	116	109	1,056
Other Australia	—	—	1	5	1	—	3	10	—	—
Australia	519	9	4	5	1	7	82	627	702	894

Ahafo	183	2	9	—	1	—	48	243	294	824
Akyem	121	17	3	—	1	—	15	157	214	731
Other Africa	—	—	—	4	—	—	—	4	—	—
Africa	304	19	12	4	2	—	63	404	508	794

Corporate and Other	—	—	28	98	3	—	1	130	—	—
Total Gold	$2,180	$73	$83	$140	$17	$13	$369	$2,875	2,974	$967

Gold equivalent ounces - other metals (10)
Phoenix	$28	$2	$—	$—	$—	$1	$3	$34	35	$959
Peñasquito	77	—	1	—	—	3	20	101	40	2,536
Boddington	59	2	—	—	—	3	5	69	69	997
Total Gold Equivalent Ounces	$164	$4	$1	$—	$—	$7	$28	$204	144	$1,413

Consolidated	$2,344	$77	$84	$140	$17	$20	$397	$3,079
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $31 and excludes co-product revenues of $167.
(3)	Includes stockpile and leach pad inventory adjustments of $33 at Carlin, $2 at Twin Creeks, $10 at CC&V, $10 at Yanacocha, $19 at Boddington and $20 at Akyem.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $38 and $39, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $25 and $40, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $6 at Carlin, $1 at Phoenix, $2 at Twin Creeks, $12 at Long Canyon, $2 at Other Nevada, $3 at CC&V, $7 at Yanacocha, $1 at Merian, $2 at Cerro Negro, $20 at Other South America, $3 at Tanami, $2 at Kalgoorlie, $6 at Other Australia, $7 at Ahafo, $5 at Akyem, $3 at Other Africa and $3 at Corporate and Other, totaling $85 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for Newmont Goldcorp transaction and integration costs of $159, Nevada JV transaction implementation costs of $23, restructuring and other costs of $5 and impairment of long-lived assets of $1.
(7)	Includes sustaining capital expenditures of $110 for Nevada, $74 for North America, $50 for South America, $81 for Australia, $61 for Africa and $1 for Corporate and Other, totaling $377 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $228. The following are major development projects: Borden, Musselwhite Materials Handling, Turquoise Ridge joint venture 3rd shaft, Quecher Main, Yanacocha Sulfides projects, Tanami Expansion 2, Ahafo North, Subika Underground and Ahafo Mill Expansion.
(8)	Includes finance lease payments for sustaining projects of $20 and excludes finance lease payments for development projects of $19.
(9)	Per ounce measures may not recalculate due to rounding.
(10)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.), and Zinc ($1.05/lb.) pricing.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In		Sustaining
Six Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	Ounces (000)	Costs per
June 30, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	Sold	oz. (8)
Gold
Carlin	$377	$5	$9	$3	$—	$—	$72	$466	416	$1,119
Phoenix	106	1	2	1	—	4	14	128	130	983
Twin Creeks	130	1	3	1	1	—	11	147	169	870
Long Canyon	34	1	—	—	—	—	5	40	87	464
Other Nevada	—	—	6	1	2	—	4	13	—	—
Nevada	647	8	20	6	3	4	106	794	802	989

CC&V	81	3	1	1	1	—	18	105	129	815
Other North America	—	—	—	—	—	—	—	—	—	—
North America	81	3	1	1	1	—	18	105	129	815

Yanacocha	206	19	1	—	3	—	11	240	220	1,092
Merian	128	1	2	—	—	—	27	158	227	696
Other South America	—	—	—	6	1	—	—	7	—	—
South America	334	20	3	6	4	—	38	405	447	906

Boddington	258	6	—	—	—	10	20	294	337	873
Tanami	150	1	9	—	1	—	29	190	229	837
Kalgoorlie	122	2	2	—	—	—	13	139	181	765
Other Australia	—	2	2	5	(3)	—	1	7	—	—
Australia	530	11	13	5	(2)	10	63	630	747	845

Ahafo	180	2	2	1	1	—	13	199	205	972
Akyem	129	12	1	—	1	—	20	163	206	794
Other Africa	—	—	—	3	—	—	—	3	—	—
Africa	309	14	3	4	2	—	33	365	411	889

Corporate and Other	—	—	28	100	1	—	6	135	—	—
Total Gold	$1,901	$56	$68	$122	$9	$14	$264	$2,434	2,536	$961

Gold equivalent ounces - other metals (9)
Phoenix	$30	$1	$—	$—	$—	$1	$4	$36	33	$1,088
Boddington	63	1	—	—	—	5	6	75	84	901
Total Gold Equivalent Ounces	$93	$2	$—	$—	$—	$6	$10	$111	117	$954

Consolidated	$1,994	$58	$68	$122	$9	$20	$274	$2,545
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $33 and excludes co-product revenues of $159.
(3)	Includes stockpile and leach pad inventory adjustments of $46 at Carlin, $26 at Twin Creeks, $19 at Yanacocha, $33 at Ahafo and $28 at Akyem.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $30 and $28, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $21 and $14, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $6 at Carlin, $2 at Twin Creeks, $12 at Long Canyon, $7 at Other Nevada, $2 at CC&V, $21 at Yanacocha, $7 at Merian, $15 at Other South America, $1 at Tanami, $4 at Kalgoorlie, $2 at Other Australia, $6 at Ahafo, $6 at Akyem, $2 at Other Africa and $3 at Corporate and Other, totaling $96 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for restructuring and other costs of $15.
(7)	Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $215. The following are major development projects: Twin Creeks Underground, Quecher Main, the Merian crusher, Tanami Expansion 2, Subika Underground and Ahafo Mill Expansion.
(8)	Per ounce measures may not recalculate due to rounding.
(9)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) required us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Consolidated Financial Statements. We have outlined below those additional policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgement.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, the Company typically engages independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of reserve quantities and exploration potential, costs to produce and develop reserves, revenues, and operating expenses; (ii) long-term growth rates; (iii) appropriate discount rates; and (iv) expected future capital requirements (“income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (“market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (“cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined using both the income and market valuation methods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Safe Harbor Statement

Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:

●	estimates regarding future earnings and the sensitivity of earnings to gold, copper and other metal prices;
●	estimates of future mineral production and sales;

●	estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
●	estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;
●	estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;
●	estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;
●	estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
●	statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future debt repayments or debt tender transactions;
●	estimates regarding future exploration expenditures, results and reserves;
●	statements regarding fluctuations in financial and currency markets;
●	estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
●	expectations regarding future or recent acquisitions and joint ventures, including, without limitation, projected benefits, synergies, value creation, integration, timing and costs and related valuations and other matters;
●	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
●	statements regarding future hedge and derivative positions or modifications thereto;
●	statements regarding political, economic or governmental conditions and environments;
●	statements regarding the impacts of changes in the legal and regulatory environment in which we operate;
●	estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation with respect to our Yanacocha operation;
●	estimates of income taxes and expectations relating to tax contingencies or tax audits; and
●	estimates of pension and other post-retirement costs.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:

●	the price of gold, copper and other metal prices and commodities;
●	the cost of operations;
●	currency fluctuations;
●	geological and metallurgical assumptions;
●	operating performance of equipment, processes and facilities;
●	labor relations;
●	timing of receipt of necessary governmental permits or approvals;
●	domestic and foreign laws or regulations, particularly relating to the environment, mining and processing;
●	changes in tax laws;
●	domestic and international economic and political conditions;
●	our ability to obtain or maintain necessary financing; and
●	other risks and hazards associated with mining operations.

More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2018 filed February 21, 2019 and elsewhere throughout this report, including in Part II, Item 1A. Risk Factors. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).

Metal Prices

Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar; inflation, deflation, or other general price instability and global mine production levels. Changes in the market price of copper, silver, lead and zinc also affect our profitability and cash flow. These metals are traded on established international exchanges and copper prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2019 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,309 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.77 and $3.00 per pound, respectively, a short-term and long-term silver price of $14.90 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.85 and $1.00 per pound, respectively, a short-term and long-term zinc price of $1.25 and $1.20 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.70 and $0.80, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.75 and $0.83, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.06, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.02 and $0.02, respectively.

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

See Note 17 to the Consolidated Financial Statements.

Commodity Price Exposure

Our provisional metal sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold and copper concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

At June 30, 2019, Newmont had gold sales of 119,000 ounces priced at an average of $1,414 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at June 30, 2019 for gold was $1,409 per ounce.

At June 30, 2019, Newmont had copper sales of 23 million pounds priced at an average of $2.71 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2019 for copper was $2.71 per pound.

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

On April 18, 2019, the Company completed the acquisition of Goldcorp which operated under its own set of systems and internal controls. During the three months ended June 30, 2019, the Company transitioned certain of Goldcorp’s processes to the Company’s internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction and the process of consolidating the Goldcorp business into the Company’s financial statements. The Company will continue the process of integrating internal controls over financial reporting throughout the remainder of the year.

There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 29 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

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

Risks Related to Our Business

A substantial or extended decline in gold, silver, copper, zinc or lead prices would have a material adverse effect on us.

Our business is dependent on the prices of gold, silver, copper, zinc and lead, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:

●	Gold sales, purchases or leasing by governments and central banks;
●	Speculative short positions taken by significant investors or traders in gold, copper or other metals;
●	The relative strength of the U.S. dollar;
●	The monetary policies employed by the world’s major Central Banks;
●	The fiscal policies employed by the world’s major industrialized economies;
●	Expectations of the future rate of inflation;
●	Interest rates;
●	Recession or reduced economic activity in the United States, China, India and other industrialized or developing countries;
●	Decreased industrial, jewelry or investment demand;
●	Increased import and export taxes;
●	Increased supply from production, disinvestment and scrap;
●	Forward sales by producers in hedging or similar transactions; and
●	Availability of cheaper substitute materials.

The volatility in gold and copper prices is illustrated in the tables presented under the heading “Business – Products” in our Annual Report on Form 10-K. Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to sales of gold or copper. We have recorded asset impairments in the past and may experience additional impairments as a result of lower gold, silver, copper, zinc or lead prices in the future.

In addition, sustained lower gold, silver, copper, zinc or lead prices can:

●	Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at sustained lower metal prices;
●	Reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads and increase the likelihood and amount that the Company might be required to record as an impairment charge related to the carrying value of its stockpiles;
●	Halt or delay the development of new projects;
●	Reduce funds available for exploration and advanced projects with the result that depleted reserves may not be replaced; and
●	Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

We may be unable to replace gold, silver, copper, zinc or lead reserves as they become depleted.

Producers of gold, silver, copper, zinc, lead and other metals must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, by locating new deposits or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and uncertainties and is frequently unsuccessful in discovering significant mineralization. Accordingly, our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

We may consider, from time to time, the acquisition of ore reserves from others related to development properties and operating mines. Such acquisitions are typically based on an analysis of a variety of factors including historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves and cash and other operating costs. Other factors that affect our decision to make any such acquisitions may also include our assumptions for future gold, silver, copper, zinc or lead prices or other mineral prices and the projected economic returns and evaluations of existing or potential liabilities associated with the property and its operations and projections of how these may change in the future. In addition, in connection with any acquisitions we may rely on data and reports prepared by third parties (including ability to permit and compliance with existing regulations) and which may contain information or data that we are unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on our revenue, our cash flow and other operating issues, as well as contributing to the uncertainties related to the process used to estimate ore reserves. In addition, there may be intense competition for the acquisition of attractive mining properties.

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

The reserves stated in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019 represent the amount of gold and copper that we estimated, at December 31, 2018, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, or will be, to a large extent, based on the prices of gold, silver, copper, zinc and lead and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. If our reserve calculations are required to be revised using significantly lower gold, silver, zinc, copper and lead prices as a result of a decrease in commodity prices, this could result in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

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

In addition, if the price of gold, silver, copper, zinc or lead declines from recent levels, if production costs increase or recovery rates decrease or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves or mineralized material can be mined or processed profitably. If we determine that certain of our ore reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves and mineralized material. Consequently, if our actual mineral reserves and mineralized material are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired. See also the risk factor under the heading “Goldcorp’s public filings were subject to Canadian disclosure standards, which differ from SEC disclosure requirements.”

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

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

●	Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

●	Changes in input commodity and labor costs;
●	The quality of the data on which engineering assumptions were made;
●	Adverse geotechnical conditions;
●	Availability of adequate and skilled labor force;
●	Availability, supply and cost of water and power;
●	Fluctuations in inflation and currency exchange rates;
●	Availability and terms of financing;
●	Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;
●	Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;
●	Weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation, drought and/or sub-zero temperatures;
●	Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages; and
●	Potential challenges to permits or other approvals or delays in development and construction of projects based on claims of disturbance of cultural resources.

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

For our existing operations, we base our mine plans on geological and metallurgical assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. Further, future positive revisions, if any, remain subject to improvements in costs, recovery, gold price or a combination of these and other factors. Additionally, we review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, we review the recoverability of the carrying value of long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Management makes multiple assumptions in estimating future undiscounted cash flows, which include productions levels based on life of mine plans, future costs of production, estimates of future production levels based on value beyond proven and probable reserves at the operations, prices of metals, the historical experience of the operations and other factors. There are numerous uncertainties inherent in estimating production levels of gold, silver, copper, zinc and lead and the costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges. We may be required to recognize impairments of long-lived assets in the future if actual results differ materially from management’s estimates, which include metal prices, our ability to reduce or control production or capital costs through strategic mine optimization initiatives, increased costs or decreased production due to regulatory issues or if we do not realize the mineable ore reserves or exploration potential at our mining properties. If an impairment charge is incurred, such charges are not reversible at a later date even when favorable modifications to our proven and probable reserves and mineralized material, favorable revisions to environmental obligations, favorable changes in legislation and/or our political or economic environment, and other favorable events occur.

Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and other collateral consequences and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. We have an ethics and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies and standards, all of which mandate compliance with these anti-bribery laws by the Company and its subsidiaries and their personnel, and also by third parties when they are engaged on our behalf. Our program also includes a well-publicized hot line for raising issues and processes for investigating such issues and assurances of non-retaliation for persons who in good faith raise concerns. We report regularly to the Audit Committee of our Board of Directors on such programs. There can be no assurance that our internal control policies and procedures will always protect us from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the our affiliates, employees, agents or associated persons for which we might be claimed to be responsible. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. In addition, the compliance mechanisms and monitoring programs adopted and implemented by Goldcorp prior to our acquisition of Goldcorp may not adequately prevent or detect possible violations of the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Officials Act (Canada) attributable to Goldcorp prior to our acquisition of Goldcorp and we may be held liable for any such violations. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. Our policy when receiving credible information or allegations is to conduct internal investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted. In appropriate circumstances, we communicate with authorities in the United States and elsewhere about those investigations and reviews. Violations of these laws, or allegations of such violations, could lead to substantial civil and criminal fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource extractive companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold, silver, copper, zinc and lead mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. For example, we have conducted extensive remediation work at two inactive sites in the United States. We are conducting remediation activities at a third site in the United States, an inactive uranium mine and mill site formerly operated by one of our subsidiaries and several closed mine sites in Guatemala, British Columbia, and California which are former Goldcorp sites. In addition, we may be held responsible for the costs of addressing contamination at the site of current or former activities or at third party sites or be held liable to third parties for exposure to hazardous substances.

The laws and regulations governing mine closure and remediation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 29 to the Condensed Consolidated Financial Statements. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position.

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

For example, the Company completed a comprehensive study of the Yanacocha long-term mining and closure plans in 2016 as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. As a result, the Company recorded an increase to the reclamation obligation at Yanacocha for the fourth quarter of 2016 in connection with an update to the Yanacocha closure plan, resulting in an increase to the recorded asset retirement cost related to the producing areas of the mine and a non-cash charge to reclamation expense related to the areas of the mine no longer in production. The increase to the reclamation obligation was primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities. For additional information regarding our review of the Yanacocha closure plan, see Note 6 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

Our business depends on good relations with our employees.

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. For example, during 2018 and in the first quarter of 2019, there were work stoppages by miners represented by the Asosiación Obrera Minera Argentina at our Cerro Negro mine. At June 30, 2019, various unions represented approximately 32.9% of our employee workforce worldwide. Labor rates in Ghana are agreed through 2018, but negotiations relating to other terms and conditions remain ongoing. One of our labor agreements in Peru expired in February 2019 and will be the subject of contract negotiations in 2019, with another contract due to expire in February 2020. Negotiations with the newly-formed union in Suriname remain in process with respect to future labor rates. A failure to successfully enter into new contracts could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. We are just beginning preliminary discussions with a new union formed in March 2018 at Merian in Suriname. A failure to successfully enter into an initial contract could result in similar risks as described above. There can be no assurance that any future disputes at the Company’s operations or projects will be resolved without disruptions.

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

Increased exposure to foreign exchange fluctuations and capital controls may adversely affect Newmont’s costs, earnings and the value of some of our assets.

Our reporting currency is the US dollar and the majority of our earnings and cash flows are denominated in US dollars. We conduct certain business in currencies other than the US dollar. A portion of our operating expenses are incurred in local currencies. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms at mines located outside the United States. The foreign currencies that primarily affect our results of operations are the Australian Dollar and the Canadian Dollar. Our consolidated earnings and cash flows may also be impacted by movements in the exchange rates. Change in the value of the currencies of the Australian Dollar, Canadian Dollar, the Mexican Peso, the Dominican Peso, the Argentine Peso, the Chilean Peso or Surinamese Dollar versus the US dollar could negatively impact our earnings, and could negatively impact our ability to realize all of the anticipated benefits of the Newmont Goldcorp transaction.

In addition, from time to time, emerging market countries such as those in which we operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging markets countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on Newmont, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for Newmont.

Inflation may have a material adverse effect on results of operations.

Certain of our operations are located in countries that have in the past experienced high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). For instance, in Argentina, the level of inflation during 2018 reached 47.6%, the highest since 1991. Current estimations for 2019 reflect a possible reduction of inflation to a range of 25 to 30%. Maintaining operating revenues in Argentine pesos could expose us to the risks of peso devaluation and high domestic inflation. This could have a material adverse effect on our business, financial position and results of operations. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could result in the deferral or closure of projects and mines in the event that operating costs become prohibitive.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms.

The construction and operation of potential future projects and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, silver, copper, zinc or lead prices, our operational performance and our current cash flow and debt position, among other factors. In the event of lower gold, silver, copper, zinc or lead prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations, retire or service all of our outstanding debt and pay dividends could be significantly constrained.

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

There can be no assurance that we will be able to conclude any acquisitions successfully or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position. See also the risk factor under the heading “Risks Related to the Combined Company Following the Newmont Goldcorp Transaction—We may not realize the anticipated benefits of the Newmont Goldcorp Transaction and the integration of Goldcorp and Newmont may not occur as planned.”

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

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America and Australia are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights, claims and contracts, to defeat claims adverse to our current water uses in legal proceedings and to limit or negotiate any civil disturbances related to water use. Although each of our operations currently has sufficient water rights, claims and contracts to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings or community negotiations relating to our water rights, claims, contracts and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control. For example, the continuation of the below average rainfall or the occurrence of drought in southwest Australia could impact our raw water supply at Boddington. While we incorporated systems to address the impact of the dry season as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations.

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

To the extent we hold or acquire interests in any joint ventures or joint operations or enter into any joint ventures or joint operations in the future, the existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition:

●	inconsistent economic, political or business interests or goals between partners or disagreements with partners on strategy for the most efficient development or operation of mines;
●	inability to control certain strategic decisions made in respect of properties;
●	exercise of veto rights by our partners so as to block actions that we believe to be in our or the joint venture’s best interests;
●	inability of partners to meet their financial and other obligations to the joint venture, joint operation or third parties; and
●	litigation between partners regarding management, funding or other decisions related to the joint venture or joint operation.

There can be no assurance that any joint ventures or joint operations, including the joint venture that combines our and Barrick Gold Corporation’s (“Barrick”) respective Nevada operations (the “Nevada Joint Venture”) pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”), will be beneficial to us, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, integration challenges, currency fluctuations, political risks, or other factors.

Furthermore, there can be no assurance that any pending joint ventures or joint operations will close on a timely basis, or at all, given that satisfaction of closing conditions, including applicable regulatory approvals, accuracy of representations and warranties and compliance with covenants. If any pending joint ventures or joint operations fail to close, we will not realize its anticipated benefits, which might have an adverse effect on our results of operations and financial condition.

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

For example, pursuant to the terms of the Nevada JV Agreement, we hold a 38.5 percent economic interest and Barrick holds a 61.5 percent economic interest in the Nevada Joint Venture. Barrick operates the Nevada joint venture with overall management responsibility is subject to the supervision and direction of the Nevada joint venture’s board of directors, which is comprised of three directors appointed by Barrick and two directors appointed by Newmont. Outside of certain prescribed matters, decisions of the board of directors will be determined by majority vote, with the directors appointed by each company having voting power in proportion to such company’s economic interests in the Nevada joint venture.

Because we beneficially own less than a majority of the ownership interests in the Nevada joint venture, we have limited control of the Nevada Joint Venture’s operations and we depend in part on Barrick to operate the Nevada joint venture. In the event that Barrick has interests, objectives and incentives with respect to the Nevada joint venture that differ from our own, there can be no assurance that we will be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in the Nevada joint venture, the business of the Nevada joint venture or the portion of our growth strategy related to the Nevada joint venture.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. Furthermore, to the extent we sell or reduce our interest in certain assets, we may give representations and warranties and indemnities customary for such transactions and we may agree to retain responsibility for certain liabilities related to the period prior to the sale. As a result, we may incur liabilities in the future associated with assets we no longer own or in which we have a reduced interest. For a more detailed discussion of pending litigation, see Note 29 to our Condensed Consolidated Financial Statements.

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

Although we have conducted title reviews of our properties, title review does not preclude third parties from challenging our title or related property rights. While we believe that we have satisfactory title to our properties, some titles may be defective or subject to challenge by governments, indigenous or communal peoples, or private parties. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In Mexico, mining rights that are covered under a concession do not include direct ownership or possession rights over the surface, or surface access, and we enter into temporary occupation agreements with local communities to operate those properties. In addition, certain of our Australian properties could be subject to native title or traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. A determination of defective title or risks in connection with a challenge to title rights could impact existing operations as well as exploration and development projects, and future acquisitions which could have an adverse effect on operations, our ability to develop new projects, and our financial position. For more information regarding native title or traditional landowner claims, see the discussion under the Australia Section of Item 2, Properties, in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019 and the risk factor under the heading “Risks Related to the Jurisdictions in Which We Operate—We do not have direct ownership or possession rights to use the surface of the lands for our Mexican mining operations.”

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

We compete with other natural resource companies to attract and retain key executives, skilled labor, contractors and other employees. We also compete with other natural resource companies for specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development, as well as for rights to mine properties containing gold, silver, copper, zinc, lead and other minerals. We may be unable to continue to attract and retain skilled and experienced employees, to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties, which could have an adverse effect on our competitive position or adversely impact our results of operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 9 to the Financial Statements under the heading “Income and Mining Taxes - Valuation of Deferred Tax Assets” and Note 2 under the heading “Summary of Significant Accounting Policies – Valuation of Deferred Tax Assets” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019 for additional information and factors that could impact the Company’s ability to realize the deferred tax assets. At June 30, 2019, Newmont’s non-current deferred tax assets were $525.

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

Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold, silver, copper, zinc and lead prices, our operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, silver, copper, zinc and lead prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold, silver, copper, zinc or lead prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt and pay dividends could be significantly constrained. In addition, our joint venture partners may not have sufficient funds or borrowing ability in order to make their capital commitments. In the case that our partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.

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

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

●	Environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;
●	Industrial accidents, including in connection with the operation of mining equipment, milling equipment and/or conveyor systems and accidents associated with the preparation and ignition of large-scale blasting operations, milling and processing;
●	Accidents in connection with transportation, including transportation of chemicals, explosions or other materials, transportation of large mining equipment and transportation of employees and business partners to and from sites;
●	Social, community or labor force disputes or stoppages;
●	Changes to legal and regulatory requirements;
●	Security incidents, including activities of illegal or artisanal miners, gold bullion or concentrate theft, and corruption and fraud;
●	Shortages in materials or equipment and energy and electrical power supply interruptions or rationing;
●	Failure of unproven or evolving technologies or loss of information integrity or data;
●	Unexpected geological formations or conditions (whether in mineral or gaseous form);
●	Metallurgical conditions and gold recovery, including unexpected decline of ore grade;
●	Unanticipated changes in inventory levels at heap-leach operations;
●	Ground and water conditions;
●	Fall-of-ground accidents in underground operations;
●	Failure of mining pit slopes and tailings dam walls;
●	Seismic activity;
●	Surface or underground fires or floods, such as the underground fire that resulted in a shutdown of the Musselwhite mine facility in March of 2019; and
●	Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions, including those impacting operations or the ability to access and supply sites. For example, in 2017 rainfall and flooding in Northern Australia and Peru, temporarily impacted our ability to import fuel and other key deliveries to our Tanami and Yanacocha sites, respectively.

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

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally and large multinational corporations in natural resources industries, such as Newmont, in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. In Ghana, for instance, a number of community related demonstrations occurred during 2018 in response to the perceived impacts of our operations on the land and on fairness of compensation. Similarly, a number of community based groups continue pressuring the company for additional benefits related to jobs, training and benefit sharing. The Company is seeking mechanisms for dialogue to understand concerns and address impacts and benefits in a transparent and participatory manner. In Mexico, operations at our Peñasquito mine were suspended in April 2019 following a blockade by community members pressuring the company for enhanced access to the local water supply among other benefits. The potential consequences of these pressures include reputational damage, legal suits, increasing social investment obligations to communities and pressure to increase taxes and royalties payable to governments.

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

Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position. For instance, the operation of our mines in the United States is subject to regulation by the U.S. Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Over the past several years MSHA has significantly increased the numbers of citations and orders charged against mining operations and increased the dollar penalties assessed for citations issued. If MSHA inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures. MSHA issued fines, penalties or sanctions and mandated temporary or extended closures could have an adverse effect on our results of operations and financial position. See Exhibit 95 to this report for additional information regarding certain MSHA orders and citations issued during the quarter ended June 30, 2019.

Increased global attention or regulation on consumption of water by industrial activities, as well as water quality discharge, and on restricting or prohibiting the use of cyanide and other hazardous substances in processing activities could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs.

We have implemented a management system designed to promote continuous improvement in health and safety, environmental performance and community relations. However, we nevertheless in 2018 experienced seven fatalities, six at our operations in Ghana and one in Nevada, which involved subsequent investigations by Ghana’s Mineral Commission and the MSHA, respectively. See Item 4 “Mine Safety Disclosures” for additional information on these incidents. Our ability to operate (including the effect of any impact on our workforce) and thus, our results of operations and our financial position (including because of potential related fines and sanctions), could be adversely affected by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

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

Legislation and increased regulation and requirements regarding climate change could impose increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. In August 2015, the EPA issued the final rules for the Clean Power Plan under Section 111(d) of the Clean Air Act. Under the Clean Power Plan, the Nevada JV’s TS Power Plant would be subject to greenhouse gas emission reductions as part of the Nevada compliance plan. The EPA has subsequently issued the Affordable Clean Energy Rule in August 2018, which would eliminate the emission reduction standards proposed in the Clean Power Plan. The Clean Power Plan is currently in litigation in the Washington DC Circuit preventing the implementation of either rule.

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

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, at our operations in Australia, Ghana, Peru and Colorado. For example, pit failures at the Silverstar pit and Gold Quarry pit of the Carlin operation in 2018 and in the eastern wall of the open pit of the KCGM operation in 2018 resulted in temporary shutdowns and have impacted production. See also the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations” earlier in this section.

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

In addition, Newmont has numerous operational and closed tailings impoundments in a variety of climatic and topographic settings. Annually, the Company manages and places approximately 155 tonnes of tailings. Recognizing the importance of careful design, management and monitoring, Newmont conducts extensive siting, engineering, environmental and social studies to support the specific selection and design of each facility. Newmont’s engineering, construction and operating standards and technical guidance explicitly cover tailings management and establish requirements throughout their operating and post-mine closure life. The design, construction and operation of all tailings impoundment facilities are scrutinized through our investment system process, supported by inspections and audits, critical controls and strict application of annual inspections by independent qualified geotechnical engineers. Newmont’s environmental standards also cover the long-term management of tailings impoundment facilities. The failure of tailings dam and storage facilities and other impoundments at our mining sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large scale tailings dam failure at an unaffiliated mine, which resulted in numerous fatalities and caused extensive property and environmental damage. Recognizing this risk, Newmont continues to review and enhance our existing practices. However, no assurance can be given that these events will not occur in the future. See also the risk factor under the heading “We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining” earlier in this section.

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

Exploration, development, production and mine closure activities are subject to regional, political, economic, community and other risks of doing business in multiple jurisdictions, including:

●	Potential instability of foreign governments and changes in government policies, including relating to or in response to changes of U.S. laws or foreign policies;
●	Expropriation or nationalization of property;
●	Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;
●	Restrictions on the ability of local operating companies to sell gold and other metals offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;
●	Import and export regulations, including restrictions on the export of gold, silver, copper, zinc and/or lead;
●	Disadvantages relating to submission to the jurisdiction of foreign courts or arbitration panels or enforcement or appeals of judgments at foreign courts or arbitration panels against a sovereign nation within its own territory;
●	Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Argentina, Australia, Canada, Chile, the Dominican Republic, Ghana, Mexico, Peru, Suriname, the State of Colorado and the State of Nevada in the U.S.;
●	Changes in laws or regulations in the jurisdictions in which we operate, including in changes resulting from changes in political administrations;
●	Fines, fees, and sanctions imposed for failure to comply with the laws and regulations of the jurisdictions in which we operate;
●	Risk of loss due to inability to access our properties or operations;
●	Other risks arising out of foreign sovereignty over the areas in which our operations are conducted, including risks inherent in contracts with government owned entities such as unilateral cancellation or renegotiation of contracts, licenses or other mining rights;
●	Delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits, mining or operating leases and other agreements and/or approvals;
●	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;
●	Claims for increased mineral royalties or ownership interests by local or indigenous communities;
●	Risk of loss due to criminal activities such as trespass, blockade, local artisanal or illegal mining, theft and vandalism;
●	Delays in obtaining or renewing collective bargaining or certain labor agreements;

●	Disadvantages of competing against companies from countries that are not subject to the rigorous laws and regulations of the U.S. or other jurisdictions, including without limitation, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the Dodd-Frank Act;
●	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;
●	Increased financing costs;
●	Currency fluctuations, particularly in countries with high inflation;
●	Foreign exchange controls;
●	Increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, such as in relation to our Boddington operation where use of alternative ports is not currently economical, or in relation to our ability to procure economically feasible ports for developing projects;
●	Risk of disruption, damage or failure of information technology systems, and risk of loss and operational delays due to impacts to operational technology systems, such as due to cyber-attacks, malicious software computer viruses, security breaches, design failures and natural disasters;
●	Risk of loss due to disease, such as malaria or the Zika virus, and other potential endemic health issues, such as Ebola; and
●	Disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues.

Consequently, our exploration, development and production activities may be affected by these and other factors, many of which are beyond our control, some of which could materially adversely affect our financial position or results of operations.

New legislation and tax risks in certain operating jurisdictions could negatively affect us.

We have operations and conduct business in a number of jurisdictions, which may increase our susceptibility to sudden tax changes. For instance, a new 12% export duty was imposed by the Argentine government in 2018, which could affect our Argentine operations. In the province of Santa Cruz, Argentina, a new local procurement law was passed requiring extractive industries to procure at least 50% of their goods and services from registered local providers, which could further impact our operational results. Taxation laws and other regulations of the jurisdictions in which we operate are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. Any unexpected taxes imposed on us could have a material and adverse impact on our Company.

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

We hold a 75% interest in the Merian gold mine in the mid-eastern part of Suriname. The president of Suriname and others, including a number of members of the current administration, have been named defendants in a trial in connection with the deaths of certain political opponents in 1982. Those proceedings were previously halted based upon an executive order. However, in January 2017, a court in Suriname directed that the trial be recommenced and such trial proceeding ended on November 30, 2018. The trial entered the final stage of rendering a verdict by the court. The exact date for the judgement by the court is not yet known, but judgement is expected in the second half of 2019. The prosecutor in the trial has recommended that the current president be sentenced to 20 years prison for murder. Such a sentencing could result in civil and political instability, and heighten the risk of abrupt changes in the government and national policy impacting foreign investment and operators.

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

Our operations at Ahafo and Akyem in Ghana are subject to political, economic and other risks.

Newmont operates in Ghana pursuant to a Revised Investment Agreement ratified by Ghana’s Parliament in 2015, which established a fixed fiscal and legal regime, including fixed royalty and tax rates, for Newmont operations in Ghana, to 2025 for Ahafo and 2027 for Akyem. However, since early 2018, and to address budgetary pressures, the Government of Ghana has initiated measures to mobilize additional revenue from the mining industry and other sectors of the economy as it attempts to increase revenue collection through various tax investigations, proposed new fees and other vehicles. There has also been an increase in anti-mining sentiment in Ghana on the back of claims of the industry is not contributing its fair share to national development. These may result in government claims of extra revenue owed them by the Company and other mining companies operating in Ghana, further resulting in increased revenue and tax initiatives.

On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”) filed, a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”,) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana that the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both previously ratified by Parliament (with respect to NGGL June 13, 2001 mining lease, ratified by Parliament October 21, 2008 and NGRL January 19, 2010 mining lease ratified by Parliament December 3, 2015). The writ alleges that any mineral exploitation prior to Parliament ratification is unconstitutional. The Plaintiffs seek several remedies including, without limitation, an injunction precluding exploitation of minerals by any mining company without prior Parliament ratification, and declaration that all revenue as a result of violation of the Constitution should be recovered via cash equivalent. An adverse decision on this matter could affect our business and could have an adverse effect on our results of operations and financial position.

The Peñasquito Mine is subject to transportation risks that could have a negative impact on our ability to operate that mine.

Concentrates containing combinations of gold, silver, zinc and lead are produced in large quantities at the Peñasquito Mine and loaded onto highway road vehicles for transport to in-country smelters or to sea ports for export to foreign smelters in markets such as Asia, Europe and North America. This type of process involves a high level of environmental and financial risk. We could be subject to potential significant increases in road and maritime transportation charges and treatment and refining charges. Transportation of such concentrate is also subject to numerous risks including, but not limited to, delays in delivery of shipments, road blocks, terrorism, theft, weather conditions and environmental liabilities in the event of an accident or spill. We could be subject to limited smelter availability and capacity and could also face the risk of a potential interruption of business from a third party beyond our control, which in both cases could have a material adverse effect on our operations and revenues. As an example of this type of risk, Peñasquito mine operations were affected by a contractor/community blockade from April-June 2019. Production was halted for part of this time. We can provide no assurance that smelting, refining or transportation contracts for the Peñasquito Mine’s products will be entered into on acceptable terms or at all.

Our business operations may be adversely affected by violence and crime in Mexico.

Various areas in Mexico are affected by persistent violence and crime. Incidents of criminal activity, trespass, theft and vandalism have occasionally affected our employees and contractors at our Peñasquito Mine located in north-central Mexico. We can provide no assurance that security incidents, in the future, will not have a material adverse effect on our operations, including reclamation activities, especially if criminal activity and violence continue to escalate. In addition, our response to criminal activities can give rise to additional risks should they not be carried out consistently with international standards relating to the use of force and respect for human rights. Such incidents may halt or delay production, increase operating costs; result in harm to employees, contractors, visitors or community members; decrease operational efficiency due to employee absenteeism and other factors; increase community tensions or otherwise adversely affect our ability to conduct business.

We do not have direct ownership or possession rights to use the surface of the lands for our Mexican mining operations.

Article 27 of the Mexican Constitution and subsequent legislation established the “ejido” and communal landholding as forms of land tenure in Mexico. Ejidos are structured as communities or townships with internal administration and surveillance boards. Ejido property is land granted by the Mexican government to individuals for agricultural and ranching purposes that may exist either for the exclusive use of an individual beneficiary (the “parcels”), or for the common benefit of the Ejido (the “communal land”), both subject to the Mexican Agrarian Law. There are more than 20 ejido communities in the vicinity of our Mexican mining operations and ejido lands cover most of the lands used by us for our current mining operations at our Peñasquito Mine and nearby exploration activities. We enter into temporary occupation agreements ranging from five to 30 years with the ejido communities, which allow us to use the surface of the lands for our mining operations. In Mexico, mining rights that are covered under a concession do not include direct ownership or possession rights over the surface, or surface access, and at any particular time we may be involved in negotiations with various ejido communities to enter into new temporary occupation agreements or other surface access agreements or amend existing agreements. Failure to reach new agreements or disputes regarding existing agreements may cause, blockades, suspension of operations, delays to projects, and on occasion, may lead to legal disputes.

Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest.

There continue to be risks relating to the uncertain and unpredictable political and economic environment in Argentina, especially at the provincial level in Santa Cruz where our Cerro Negro Mine is located. Inflation remains a challenge in Argentina, with the level of inflation during 2018 reaching 47.6%, the highest since 1991. Current estimates for 2019 reflect a possible reduction of inflation to a range of 25 to 30%. Maintaining operating revenues in Argentine pesos could expose us to the risks of peso devaluation and high domestic inflation, especially after the 2019 national elections.

The economic environment in the province of Santa Cruz continues to be fragile. In 2017, the national government agreed to grant a loan to the province, and in exchange the province agreed to comply with certain financial covenants, which may be difficult to achieve. This created some disruption during 2018 and may continue to create additional social disruption during 2019. The risk of economic and social disruption may also increase due to the impact of the 2019 national and provincial elections. Disruptions may include roadblocks by local communities and unions. We can provide no assurance that disruptions from roadblocks will not occur in the future that could adversely affect access to, and operations at, the Cerro Negro Mine.

In addition, during 2018 and the first quarter of 2019, we experienced work stoppages by miners represented by the Asociacion Obrera Minera Argentina (“AOMA”), Province of Santa Cruz delegation at the Cerro Negro Mine. We can provide no assurance that issues with the AOMA or other unions will not occur in the future that could adversely affect operations at the Cerro Negro Mine.

Risks Related to Our Common Stock

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

The market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are:

●	changes in gold, and to a lesser extent, silver, copper, zinc or lead prices;
●	operating and financial performance that vary from the expectations of management, securities analysts and investors or our financial outlook;
●	developments in our business or in the mining sector generally;
●	regulatory changes affecting our industry generally or our business and operations;
●	the operating and stock price performance of companies that investors consider to be comparable to us;
●	announcements of strategic developments, acquisitions and other material events by us or our competitors;
●	our ability to integrate and operate the companies and the businesses that we acquire;
●	response to activism; and
●	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

Risks Related to the Combined Company Following the Newmont Goldcorp Transaction

As disclosed in this Form 10-Q, on April 18, 2019, Newmont closed its acquisition of Goldcorp Inc. following receipt of all regulatory approvals and approval by Newmont’s and Goldcorp’s shareholders of the resolutions at the shareholder meetings on April 11 and April 4, 2019, respectively. The Newmont Goldcorp transaction could subject us to significant risks, including those described below.

Significant demands will be placed on the combined company as a result of the combination.

As a result of the Newmont Goldcorp transaction, significant demands will be placed on the managerial, operational and financial personnel and systems of Newmont. We cannot provide any assurance that the systems, procedures and controls of Newmont will be adequate to support the expansion of operations and associated increased costs and complexity following and resulting from the combination. The future operating results of Newmont will be affected by the ability of our officers and key employees to manage changing business conditions, to integrate Newmont and Goldcorp, to implement a new business strategy and to improve our operational and financial controls and reporting systems.

We may not realize the anticipated benefits of the Newmont Goldcorp Transaction and the integration of Goldcorp and Newmont may not occur as planned.

The Newmont Goldcorp transaction has been agreed with the expectation that its completion will result in an increase in sustained profitability, cost savings and enhanced growth opportunities for Newmont. These anticipated benefits will depend in part on whether Goldcorp’s and Newmont’s operations can be integrated in an efficient and effective manner. The on-going integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies which may be geographically separated, anticipated and unanticipated liabilities, unanticipated costs (including substantial capital expenditures required by the integration) and the loss of key employees.

The performance of operations could be adversely affected if, among other things, Newmont is not able to achieve the anticipated savings and synergies expected to be realized in entering the Newmont Goldcorp transaction, or retain key employees to assist in the integration and operation of Goldcorp and Newmont. The integration of Newmont and Goldcorp may pose special risks, including one-time write-offs, restructuring charges and unanticipated costs. In addition, the integration process could result in diversion of the attention of management and disruption of existing relationships with suppliers, employees, customers and other constituencies of Newmont. Although Newmont and its advisors have conducted due diligence on the operations of Goldcorp, there can be no guarantee that Newmont is aware of any and all liabilities of Goldcorp. For example, the compliance mechanisms and monitoring programs adopted and implemented by Goldcorp prior to the Newmont Goldcorp transaction may not adequately prevent or detect possible violations of environmental, health and safety, taxes, employment, labor standards, money laundering, terrorist financing and other applicable laws and failure by Goldcorp to comply with any of the foregoing legislation prior to the Newmont Goldcorp transaction could result in severe criminal or civil sanctions and may subject Newmont to other liabilities, including fines, prosecution and reputational damage, all of which could have a material adverse effect on the business, consolidated results of operations and consolidated financial condition of Newmont. As a result of these factors, it is possible that certain benefits expected from the Newmont Goldcorp transaction may not be realized.

Goldcorp’s public filings were subject to Canadian disclosure standards, which differ from SEC disclosure requirements.

Prior to the Newmont Goldcorp transaction, Goldcorp’s mineral reserves and mineral resource estimates were prepared in accordance with the disclosure standards of National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining and Metallurgy Classification system under Canadian securities laws, which differ from the requirements of United States securities laws.

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

“Inferred mineral resources” under NI 43-101 have a great amount of uncertainty as to the existence of such resources and their economic and legal feasibility. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. By contrast, under Industry Guide 7 standards, a “final or “bankable” feasibility study is typically required to report reserves or cash flow analysis to designate reserves. Further, under Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Expectations regarding the combined mineral reserves and mineralized material of Newmont and Goldcorp following the closing of the Newmont Goldcorp transaction remain subject to adjustment, pending continuing review of Goldcorp’s mineral reserves in accordance with SEC Industry Guide 7 standards. In 2018, the SEC adopted amendments to the disclosure requirements for mining registrants. Under these new rules, SEC Industry Guide 7 will be rescinded and replaced with the disclosure standards under new Regulation S-K Subpart 1300. SEC Industry Guide 7 remains in effect, subject to a two-year transition period. Newmont will be required to comply with the new rules for fiscal years 2021 and after. Accordingly, future adjustment may also occur due to the differing standards under the new requirements.

Additionally, the prior Goldcorp estimates of mineral reserves and mineralized material are subject to uncertainty and were based upon certain price, cost and modeling assumptions, interpretations of geologic data obtained from drill holes and other exploration techniques. Such assumptions may prove to be incorrect and geologic data may not necessarily be indicative of future results. In addition, the basis for those determinations may differ from Newmont’s standards. For example, the Company’s standards for drill spacing required to estimate mineral resources at various confidence levels may differ from those of Goldcorp’s prior to the Newmont Goldcorp transaction. As a result, future adjustment may also occur due to differing standards, required study levels, price assumptions, future divestments and acquisitions and other factors. See also the risk factor titled “Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates.”

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased(1)	Per Share(1)	Plans or Programs(2)	under the Plans or Programs(2)
April 1, 2019 through April 30, 2019	89,028	$33.52	—	$100,000,000
May 1, 2019 through May 31, 2019	21,227	$31.13	—	$100,000,000
June 1, 2019 through June 30, 2019	46,062	$32.55	—	$100,000,000
(1)	The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 89,028 shares, 21,227 shares and 46,062 shares for the fiscal months of April, May and June 2019, respectively.
(2)	The Company’s Board of Directors authorized a stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $100 million, and no shares of common stock may be repurchased under the program after December 31, 2019. The Company did not repurchase any shares in the second quarter of 2019 under the stock repurchase program. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

At Newmont, safety is a core value, and we strive for superior performance. No work-related fatalities occurred at any Newmont site or facility during the second quarter of 2019. However, April 2019 marked the first anniversary of the tragic loss of six contractors who were working on the construction of a structure at the Ahafo Mill Expansion project in Ghana. We learned critical lessons from the thorough investigation conducted after the accident. These lessons have been applied across our operations and projects as we renew our commitment to making sure our people go home safe every day. We also shared lessons with the broader mining community to help prevent similar accidents from happening elsewhere.

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

ITEM 5.       OTHER INFORMATION.

Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On July 23, 2019, the Board of Directors (the “Board”) of Newmont Goldcorp Corporation (the “Company” or “Newmont”) approved the appointment of Tom Palmer (currently serving as President) to the role of President and Chief Executive Officer of the Company, effective October 1, 2019. At the same time, Mr. Palmer will also join the Board. He will succeed Gary J. Goldberg, who will continue to serve as Chief Executive Officer until October 1, 2019. From October 1, 2019 until March 31, 2020, Mr. Goldberg will serve as Executive Advisor to support the CEO transition process and then retire from the Company. During the period of October 1, 2019 to March 31, 2020, Mr. Goldberg’s annual salary will be reduced to $100,000. Mr. Goldberg will not be eligible for the 2020 annual bonus or any new 2020 stock-based awards.

In the President and Chief Executive Officer position, Mr. Palmer will have a base salary of $1,175,000 and be eligible for annual short-term incentives (cash bonus) and long-term incentives (equity bonus) pursuant to the terms of the Senior Executive Compensation Plan of the Company at the E1 level and the Section 16 Officer and Senior Executive Annual Incentive Compensation Program, which includes annual target levels of 150% of base salary for short-term incentives and $5,500,000 for long-term incentives, subject to change based on an annual total pay review, effective October 1, 2019, with compensation for 2019 being pro-rated based on time in role. Mr. Palmer will be eligible to participate in the Executive Change of Control Plan and the Executive Severance Plan of the Company. He will be eligible to receive tax planning assistance to assist with tax filings in the U.S. and Australia, and will be eligible to participate in the benefit programs generally available to senior executives of the Company. Mr. Palmer will not receive additional compensation as an employee-director of the Board. Mr. Palmer’s appointment has no specified term and his employment with the Company will remain on an at-will basis. There is no other arrangement or understanding between Mr. Palmer and any other persons pursuant to which he was elected as the President and Chief Executive Officer or as a director of the Company. Mr. Palmer does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Mr. Palmer has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

Per the announcement on February 4, 2019, Rob Atkinson was appointed as Executive Vice President and Chief Operating Officer on June 1, 2019. On July 30, 2019, the Company will grant Mr. Atkinson $3.25 million in restricted stock units, representing his new hire sign on award of equity. The restricted stock units will vest ratably over a three year period. The award amount represents an annual equity grant of $2.5 million and a sign on amount of $750,000 to compensate for compensation Mr. Atkinson forfeited at his prior employer. The $2.5 million in annual equity grant is typically granted in the form of two-thirds performance leveraged stock units and one-third restricted stock units under the Company’s compensation programs. However, given the timing of Mr. Atkinson’s employment starting date, and to avoid performance leveraged stock units with an alternative performance period than all others granted by the Company in 2019, Mr. Atkinson received his initial annual grant only in the form of restricted stock units.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

2.1**	-

Implementation Agreement, dated as of March 10, 2019, between Barrick Gold Corporation and Registrant. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2019.

2.2	-

First Amendment to Implementation Agreement, dated as of June 30, 2019, between Barrick Gold Corporation and Registrant. Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

3.1	-

Amended and Restated Certificate of Incorporation of Registrant, dated April 17, 2019. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2019.

3.2	-

By-Laws of Registrant, amended and restated effective as of April 23, 2019. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019.

4.1	-

Indenture, dated as of April 22, 2019, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.2	-

Form of 3.625% Notes due 2021 (included as Exhibit A of Exhibit 4.1). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.3	-

Form of 3.700% Notes due 2023 (included as Exhibit B of Exhibit 4.1). Incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.4	-

Form of 5.450% Notes due 2044 (included as Exhibit C of Exhibit 4.1). Incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.5	-

Registration Rights Agreement, dated as of April 22, 2019, by and among Registrant, Newmont USA Limited, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC. Incorporated by reference to Exhibit 4.5 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.6	-

Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4.7	-

First Supplemental Indenture, dated as of July 1, 2019, among Registrant, Newmont USA Limited, Nevada Gold Mines LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

10.1	-

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

10.2*	-	Senior Executive Compensation Program of Registrant, effective January 1, 2019. Filed herewith.

Exhibit Number		Description
10.3*	-	Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2019. Filed herewith.

10.4***	-

Amended and Restated Limited Liability Company Agreement of Nevada Gold Mines LLC, dated July 1, 2019, among Barrick Gold Corporation, Barrick Nevada Holding LLC, Registrant, Newmont USA Limited and Nevada Gold Mines LLC. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

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

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, furnished herewith.

32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, furnished herewith.

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

99.1*	-	Goldcorp Inc. Amended and Restated 2005 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 14, 2019.

101	-	101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

* This exhibit relates to compensatory plans or arrangements.

** Certain schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally any omitted schedules to the SEC upon request.

*** Portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT MINING CORPORATION
(Registrant)

Date: July 25, 2019	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2019	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)