Form 10-Q
period 2019-09-30
NEWMONT GOLDCORP CORP /DE/
filed 2019-11-05
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

There were 819,838,680 shares of common stock outstanding on October 29, 2019.

NEWMONT GOLDCORP CORPORATION

THIRD QUARTER 2019 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Financial Results:
Sales	$2,713	$1,726	$6,773	$5,205
Gold	$2,483	$1,656	$6,376	$4,976
Copper	$40	$70	$163	$229
Silver	$78	$—	$109	$—
Lead	$25	$—	$38	$—
Zinc	$87	$—	$87	$—
Costs applicable to sales (1)	$1,392	$995	$3,736	$2,989
Gold	$1,232	$952	$3,412	$2,853
Copper	$28	$43	$115	$136
Silver	$60	$—	$101	$—
Lead	$25	$—	$45	$—
Zinc	$47	$—	$63	$—
Net income (loss) from continuing operations	$2,252	$(140)	$2,423	$309
Net income (loss)	$2,204	$(124)	$2,323	$365
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,226	$(161)	$2,340	$283
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$2.71	$(0.31)	$3.30	$0.53
Net income (loss) attributable to Newmont stockholders	$2.65	$(0.27)	$3.16	$0.63
Adjusted net income (loss) (2)	$292	$175	$560	$504
Adjusted net income (loss) per share, diluted (2)	$0.36	$0.33	$0.79	$0.94
Earnings before interest, taxes and depreciation and amortization (2)	$3,403	$222	$4,637	$1,492
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$1,079	$636	$2,445	$1,825
Net cash provided by (used in) operating activities of continuing operations			$1,668	$1,095
Free Cash Flow (2)			$635	$332
Cash dividends declared per common share (3)	$0.14	$0.14	$1.30	$0.42
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See “Non-GAAP Financial Measures” beginning on page 86.
(3)	A one-time special dividend of $0.88 per share was paid on May 1, 2019 to Newmont shareholders of record as of April 17, 2019.

NEWMONT GOLDCORP CORPORATION

THIRD QUARTER 2019 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,650	1,394	4,599	3,922
Sold	1,682	1,378	4,656	3,914
Attributable gold ounces (thousands):
Produced (1)	1,644	1,286	4,461	3,657
Sold	1,578	1,270	4,352	3,648
Consolidated and attributable - other metals:
Produced copper (million pounds)	14	26	60	83
Sold copper (million pounds)	17	28	63	82
Produced silver (thousand ounces)	7,415	—	9,158	—
Sold silver (thousand ounces)	4,552	—	6,719	—
Produced lead (million pounds)	51	—	63	—
Sold lead (million pounds)	30	—	47	—
Produced zinc (million pounds)	83	—	108	—
Sold zinc (million pounds)	107	—	107	—
Average realized price:
Gold (per ounce)	$1,476	$1,201	$1,370	$1,271
Copper (per pound)	$2.37	$2.50	$2.59	$2.79
Silver (per ounce)	$17.18	$—	$16.23	$—
Lead (per pound)	$0.84	$—	$0.81	$—
Zinc (per pound)	$0.81	$—	$0.81	$—
Consolidated costs applicable to sales: (2)(3)
Gold (per ounce)	$733	$691	$733	$729
Gold equivalent ounces - other metals (per ounce)	$747	$713	$908	$768
All-in sustaining costs: (3)
Gold (per ounce)	$987	$895	$974	$937
Gold equivalent ounces - other metals (per ounce)	$1,155	$867	$1,259	$924
(1)	Attributable gold ounces produced includes 94 thousand ounces and 169 thousand ounces for the three and nine months ended September 30, 2019, respectively, related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(2)	Excludes Depreciation and amortization and Reclamation and remediation.
(3)	See “Non-GAAP Financial Measures” beginning on page 86.

Third Quarter 2019 Highlights

●	Nevada Gold Mines Joint Venture: On July 1, 2019, Newmont Goldcorp and Barrick Gold Corporation consummated the transaction establishing Nevada Gold Mines LLC (“NGM”). NGM is owned 38.5% by Newmont Goldcorp and owned 61.5% and operated by Barrick. The formation of NGM diversifies the Company’s footprint in Nevada and allows Newmont Goldcorp to benefit from additional efficiencies through integrated mine planning and processing. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM.
●	Net income: Delivered net income from continuing operations attributable to Newmont stockholders of $2,226 or $2.71 per diluted share, an increase of $2,387 from the prior-year quarter primarily due to the gain recognized on the formation of Nevada Gold Mines as well as higher production and realized gold prices.
●	Adjusted net income: Delivered Adjusted net income of $292 or $0.36 per diluted share, a $0.03 increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 86).
●	Adjusted EBITDA: Generated $1,079 in Adjusted EBITDA, a 70% increase from the prior-year quarter (See “Non-GAAP Financial Measures” beginning on page 86).
●	Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $1,668 for the nine months ended September 30, 2019, a 52% increase from the prior year, and free cash flow of $635 (See “Non-GAAP Financial Measures” beginning on page 86).
●	Portfolio improvements: Closed the Nevada Gold Mines joint venture; divested the Nimba iron ore project in Guinea; announced process to review potential sale opportunities for Red Lake in Canada; achieved commercial production at the Borden mine in Canada, Ahafo Mill Expansion in Ghana, and Quecher Main in Peru; advanced Tanami Expansion 2 to execution.
●	Attributable gold production: Produced 1.64 million ounces of gold, an increase of 28% over the prior-year quarter.
●	Financial strength: Ended the quarter with $2.7 billion of consolidated cash and net debt of $4.8 billion, supporting an investment-grade credit profile; declared a third quarter dividend of $0.14 per share.

Our global project pipeline

Newmont Goldcorp’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects and recently completed projects are presented below. Additional projects represent incremental improvements to production and cost guidance.

Quecher Main, South America. This project adds oxide production at Yanacocha, leverage existing infrastructure and enable potential future growth at Yanacocha. First production was achieved in late 2018 and commercial production was declared in October 2019. Quecher Main extends the life of the Yanacocha operation to 2027 with average annual gold production of approximately 200,000 ounces per year (on a consolidated basis) between 2020 and 2025. Development capital costs (excluding capitalized interest) since approval were $181, of which $28 related to the third quarter of 2019.

Ahafo Mill Expansion, Africa. This project is designed to maximize resource value by improving production margins and accelerating stockpile processing. The project also supports profitable development of Ahafo’s highly prospective underground resources. First production was achieved in September 2019 and commercial production was declared in October 2019. The expansion is expected to increase average annual gold production of between 75,000 and 100,000 ounces per year for the first five years beginning in 2020. Development capital costs (excluding capitalized interest) since approval were $163 of which $20 related to the third quarter of 2019.

Borden, North America. This project is a new underground mine expected to extend profitable production at the Porcupine complex. Commercial production was declared in October 2019.

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

PART I—FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales (Note 6)	$2,713	$1,726	$6,773	$5,205

Costs and expenses:
Costs applicable to sales (1)	1,392	995	3,736	2,989
Depreciation and amortization	548	299	1,347	879
Reclamation and remediation (Note 7)	62	31	165	96
Exploration	88	48	198	142
Advanced projects, research and development	43	37	102	107
General and administrative	84	59	224	181
Impairment of long-lived assets (Note 8)	3	366	4	366
Other expense, net (Note 9)	35	5	239	29
	2,255	1,840	6,015	4,789
Other income (expense):
Gain on formation of Nevada Gold Mines (Note 4)	2,366	—	2,366	—
Other income, net (Note 10)	31	37	166	197
Interest expense, net of capitalized interest	(77)	(51)	(217)	(153)
	2,320	(14)	2,315	44
Income (loss) before income and mining tax and other items	2,778	(128)	3,073	460
Income and mining tax benefit (expense) (Note 11)	(558)	(3)	(703)	(126)
Equity income (loss) of affiliates (Note 12)	32	(9)	53	(25)
Net income (loss) from continuing operations	2,252	(140)	2,423	309
Net income (loss) from discontinued operations (Note 13)	(48)	16	(100)	56
Net income (loss)	2,204	(124)	2,323	365
Net loss (income) attributable to noncontrolling interests (Note 14)	(26)	(21)	(83)	(26)
Net income (loss) attributable to Newmont stockholders	$2,178	$(145)	$2,240	$339

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$2,226	$(161)	$2,340	$283
Discontinued operations	(48)	16	(100)	56
	$2,178	$(145)	$2,240	$339
Net income (loss) per common share (Note 15):
Basic:
Continuing operations	$2.72	$(0.31)	$3.30	$0.53
Discontinued operations	(0.06)	0.04	(0.14)	0.11
	$2.66	$(0.27)	$3.16	$0.64
Diluted:
Continuing operations	$2.71	$(0.31)	$3.30	$0.53
Discontinued operations	(0.06)	0.04	(0.14)	0.10
	$2.65	$(0.27)	$3.16	$0.63

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,204	$(124)	$2,323	$365
Other comprehensive income (loss):
Change in marketable securities, net of tax of $-, $-, $-, and $-, respectively	2	—	3	1
Foreign currency translation adjustments	(5)	4	7	—
Change in pension and other post-retirement benefits, net of tax of $-, $(1), $-, and $(4), respectively	(9)	5	(3)	14
Change in fair value of cash flow hedge instruments, net of tax of $(1), $(1), $- and $(4), respectively	4	3	12	12
Other comprehensive income (loss)	(8)	12	19	27
Comprehensive income (loss)	$2,196	$(112)	$2,342	$392

Comprehensive income (loss) attributable to:
Newmont stockholders	$2,170	$(133)	$2,259	$366
Noncontrolling interests	26	21	83	26
	$2,196	$(112)	$2,342	$392

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$2,323	$365
Adjustments:
Depreciation and amortization	1,347	879
Stock-based compensation (Note 17)	76	57
Reclamation and remediation	151	85
Loss (income) from discontinued operations (Note 13)	100	(56)
Deferred income taxes	422	(100)
Impairment of long-lived assets (Note 8)	4	366
Gain on asset and investment sales, net (Note 10)	(32)	(100)
Gain on formation of Nevada Gold Mines (Note 4)	(2,366)	—
Write-downs of inventory and stockpiles and ore on leach pads	108	220
Other operating adjustments	(56)	46
Net change in operating assets and liabilities (Note 29)	(409)	(667)
Net cash provided by (used in) operating activities of continuing operations	1,668	1,095
Net cash provided by (used in) operating activities of discontinued operations (Note 13)	(7)	(8)
Net cash provided by (used in) operating activities	1,661	1,087

Investing activities:
Additions to property, plant and mine development	(1,033)	(763)
Acquisitions, net (1)	127	(138)
Purchases of investments	(94)	(17)
Return of investment from equity method investees	83	—
Proceeds from sales of investments	59	16
Proceeds from sales of other assets	29	23
Other	12	(5)
Net cash provided by (used in) investing activities	(817)	(884)

Financing activities:
Repayment of debt	(1,250)	—
Dividends paid to common stockholders	(775)	(226)
Proceeds from issuance of debt, net	690	—
Distributions to noncontrolling interests	(137)	(107)
Funding from noncontrolling interests	75	77
Payments for withholding of employee taxes related to stock-based compensation	(48)	(39)
Payments on lease and other financing obligations	(37)	(3)
Proceeds from sale of noncontrolling interests	—	48
Repurchases of common stock	—	(96)
Other	(24)	—
Net cash provided by (used in) financing activities	(1,506)	(346)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(4)
Net change in cash, cash equivalents and restricted cash	(666)	(147)
Cash, cash equivalents and restricted cash at beginning of period	3,489	3,298
Cash, cash equivalents and restricted cash at end of period	$2,823	$3,151

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,712	$3,068
Restricted cash included in Other current assets	19	1
Restricted cash included in Other noncurrent assets	92	82
Total cash, cash equivalents and restricted cash	$2,823	$3,151

(1) Acquisitions, net is comprised of $121 cash and cash equivalents and restricted cash acquired, net of cash paid, in the Newmont Goldcorp transaction (see Note 3 for additional information) and $6 of restricted cash acquired in the formation of Nevada Gold Mines.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions)

	At September 30,	At December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$2,712	$3,397
Trade receivables (Note 6)	383	254
Investments (Note 20)	157	48
Inventories (Note 21)	1,102	630
Stockpiles and ore on leach pads (Note 22)	760	697
Other current assets (Note 24)	584	251
Current assets	5,698	5,277
Property, plant and mine development, net (Note 23)	26,197	12,258
Investments (Note 20)	3,295	271
Stockpiles and ore on leach pads (Note 22)	1,521	1,866
Deferred income tax assets	440	401
Goodwill (Note 3, Note 4)	3,078	58
Other non-current assets (Note 24)	534	584
Total assets	$40,763	$20,715

LIABILITIES
Debt (Note 25)	$626	$626
Accounts payable	532	303
Employee-related benefits	356	305
Income and mining taxes payable	132	71
Lease and other financing obligations (Note 26)	97	27
Other current liabilities (Note 27)	868	455
Current liabilities	2,611	1,787
Debt (Note 25)	6,139	3,418
Lease and other financing obligations (Note 26)	600	190
Reclamation and remediation liabilities (Note 7)	3,441	2,481
Deferred income tax liabilities	2,965	612
Employee-related benefits	454	401
Silver streaming agreement (Note 6)	1,069	—
Other non-current liabilities (Note 27)	1,000	314
Total liabilities	18,279	9,203

Contingently redeemable noncontrolling interest (Note 14)	49	47

EQUITY
Common stock	1,317	855
Treasury stock	(118)	(70)
Additional paid-in capital	18,460	9,618
Accumulated other comprehensive income (loss) (Note 28)	(265)	(284)
Retained earnings (accumulated deficit)	2,036	383
Newmont stockholders' equity	21,430	10,502
Noncontrolling interests	1,005	963
Total equity	22,435	11,465
Total liabilities and equity	$40,763	$20,715

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited, in millions)

						Accumulated	Retained			Contingently
					Additional	Other	Earnings			Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Accumulated	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Interests	Equity	Interest
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	87	31	118	1
Other comprehensive income (loss)	—	—	—	—	—	15	—	—	15	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	22	22	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	2	5	—	—	14	—	—	—	19	—
Balance at March 31, 2019	537	$860	(3)	$(109)	$9,632	$(269)	$385	$972	$11,471	$48
Net income (loss)	—	—	—	—	—	—	(25)	25	—	—
Other comprehensive income (loss)	—	—	—	—	—	12	—	—	12	—
Shares issued and other non-cash consideration for Goldcorp acquisition (3)	285	457	—	—	8,972	—	—	—	9,429	—
Dividends declared (1)	—	—	—	—	(205)	—	(385)	—	(590)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	23	23	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(6)	—	—	—	—	(6)	—
Stock-based awards and related share issuances	1	—	—	—	35	—	—	—	35	—
Balance at June 30, 2019	823	$1,317	(3)	$(115)	$18,434	$(257)	$(25)	$971	$20,325	$48
Net income (loss)	—	—	—	—	—	—	2,178	25	2,203	1
Other comprehensive income (loss)	—	—	—	—	—	(8)	—	—	(8)	—
Noncontrolling interest attributable to the formation of Nevada Gold Mine	—	—	—	—	—	—	—	25	25	—
Dividends declared (1)	—	—	—	—	—	—	(114)	—	(114)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	28	28	—
Cancellation of shares due to the expiration of certain exchange rights	—	—	—	—	4	—	(3)	—	1	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(3)	—	—	—	—	(3)	—
Stock-based awards and related share issuances	—	—	—	—	22	—	—	—	22	—
Balance at September 30, 2019	823	$1,317	(3)	$(118)	$18,460	$(265)	$2,036	$1,005	$22,435	$49
(1)	Cash dividends declared per common share was $0.14 and $0.42 for the three and nine months ended September 30, 2019, respectively. Special dividends declared per common share were $- and $0.88 for the three and nine months ended September 30, 2019, respectively. Dividends declared and dividends paid to common stockholders will differ by $5. This is due to the timing of when these dividends are paid.
(2)	Cash calls requested from noncontrolling interests of $73 for the nine months ended September 30, 2019 represent cash calls requested from Staatsolie for the Merian mine of $69 and NGM for the South Arturo mine of $4. Staatsolie paid $71 and NGM paid $4 for cash calls during the nine months ended September 30, 2019. Differences are due to timing of receipts.
(3)	The shares issued and other non-cash consideration for Goldcorp acquisition includes the fair value of equity classified stock-based compensation awards allocated to purchase consideration of $6.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

NEWMONT GOLDCORP CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(unaudited, in millions)

						Accumulated	Retained			Contingently
					Additional	Other	Earnings			Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	(Accumulated	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Interests	Equity	Interest
Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519	$—
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—	—
Net income (loss)	—	—	—	—	—	—	192	(1)	191	—
Other comprehensive income (loss)	—	—	—	—	—	8	—	—	8	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(31)	(31)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	28	28	—
Repurchase and retirement of common stock	(2)	(3)	—	—	(30)	—	(31)	—	(64)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	3	5	—	—	14	—	—	—	19	—
Balance at March 31, 2018	535	$857	(2)	$(69)	$9,576	$(169)	$380	$980	$11,555	$—
Net income (loss)	—	—	—	—	—	—	292	6	298	—
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	48
Dividends declared (1)	—	—	—	—	—	—	(74)	—	(74)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	24	24	—
Repurchase and retirement of common stock	—	—	—	—	—	—	(6)	—	(6)	—
Stock-based awards and related share issuances	—	—	—	—	19	—	—	—	19	—
Balance at June 30, 2018	535	$857	(2)	$(69)	$9,595	$(162)	$592	$972	$11,785	$48
Net income (loss)	—	—	—	—	—	—	(145)	20	(125)	1
Other comprehensive income (loss)	—	—	—	—	—	12	—	—	12	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)	—
Cash calls requested from noncontrolling interests (2)	—	—	—	—	—	—	—	23	23	—
Repurchase and retirement of common stock	(1)	(2)	—	—	(14)	—	(10)	—	(26)	—
Stock-based awards and related share issuances	1	—	—	—	19	—	—	—	19	—
Balance at September 30, 2018	535	$855	(2)	$(69)	$9,600	$(150)	$361	$977	$11,574	$49

(1)	Cash dividends declared per common share was $0.14 and $0.42 for the three and nine months ended September 30, 2018, respectively.
(2)

Cash calls requested from noncontrolling interests of $75 for the nine months ended September 30, 2018 represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $77 for cash calls during the nine months ended September 30, 2018. Differences are due to timing of receipts.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION

The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Goldcorp Corporation, a Delaware corporation, formerly Newmont Mining Corporation, and its subsidiaries (collectively, “Newmont,” “Newmont Goldcorp” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2018 filed on February 21, 2019 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted. References to “C$” refer to Canadian currency.

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement”) to acquire all outstanding shares of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. On April 18, 2019 (“acquisition date”), pursuant to the Arrangement Agreement, Newmont completed the business acquisition of Goldcorp. Under the terms of the Arrangement Agreement, the Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. For further information, see Note 3.

On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”), which combined certain mining operations and assets located in Nevada, historically included in the Company’s North America reportable segment, and certain of Barrick’s Nevada mining operations and assets. In connection with the closing of the Nevada JV Agreement, Newmont and Barrick entered into an Amended and Restated Limited Liability Company Agreement of NGM, which is the primary operating document governing NGM. Pursuant to the terms of the Nevada JV Agreement, Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of two managers appointed by Newmont and three managers appointed by Barrick. Newmont and Barrick have an equal number of representatives on NGM’s technical, exploration and finance advisory committees. For further information, see Note 4.

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

In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements and management’s decision to reprioritize or abandon a development project can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.

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

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, the Company engages independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of reserve quantities and exploration potential, costs to produce and develop reserves, revenues, and operating expenses; (ii) long-term growth rates; (iii) appropriate discount rates; and (iv) expected future capital requirements (“income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (“market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (“cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined using both the income and market valuation methods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company recognizes its pro rata share of Goodwill and any subsequent goodwill impairment losses recorded by unincorporated joint ventures in which it has an undivided interest.

Leases

The Company adopted Accounting Standards Codification (“ASC”) 842, Leases, on January 1, 2019. Changes to the Company’s accounting policy as a result of adoption are discussed below.

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases are included in Other non-current assets and Other current and non-current liabilities in the Condensed Consolidated Balance Sheets. Finance

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

leases are included in Property, plant and mine development, net and current and non-current Lease and other financing obligations in the Condensed Consolidated Balance Sheets.

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

Recently Adopted Accounting Pronouncements

Leases

In February 2016, Accounting Standards Update (“ASU”) No. 2016-02 was issued which, together with subsequent amendments, is included in ASC 842, Leases. The standard was issued to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet for all leases with an initial term greater than one year. Certain qualitative and quantitative disclosures are also required.

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

Based on contracts outstanding at January 1, 2019, the adoption of the new standard resulted in the recognition of additional operating lease ROU assets and lease liabilities of $46 and $47, respectively, and finance lease ROU assets and lease liabilities of $85 and $93, respectively. Additionally, the Company reclassified $19 from Other non-current assets, $3 from Other current liabilities and $28 from Other non-current liabilities into Property, plant and mine development, net; current Lease and other financing obligations and non-current Lease and other financing obligations, respectively. Adoption of this standard did not have a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. For required qualitative and quantitative disclosures related to leasing arrangements beginning in the period of adoption, see Note 26.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Recently Issued Accounting Pronouncements

Current Expected Credit Loss

In June 2016, ASU No. 2016-13 was issued which, together with subsequent amendments, changes how entities will record credit losses from an “incurred loss” approach to an “expected loss” approach. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company is currently undergoing its assessment of the new guidance and the impact it will have on the Condensed Consolidated Financial Statements and related disclosures. The Company expects to complete its analysis in 2019. Based on procedures performed as at September 30, 2019, management does not expect to establish material additional reserves for its cash and cash equivalents, debt securities and trade receivables. The Company anticipates adopting the new guidance as of January 1, 2020.

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company has evaluated this guidance and will enhance and modify required disclosures, which are not expected to be significant. The Company anticipates adopting the new guidance as of January 1, 2020.

Defined Benefit Plan Disclosure Requirements

In August 2018, ASU No. 2018-14 was issued to modify and enhance the required disclosures for defined benefit plans. This update is effective in fiscal years, including interim periods, ending after December 15, 2020, and early adoption is permitted. The Company has evaluated this guidance and will enhance and modify required disclosures, which are not expected to be significant. The Company anticipates early adopting the new guidance as of December 31, 2019.

Capitalization of Certain Cloud Computing Implementation Costs

In August 2018, ASU No. 2018-15 was issued which allows for the capitalization for certain implementation costs incurred in a cloud computing arrangement that is considered a service contract. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the Consolidated Financial Statements and disclosures. The Company anticipates adopting the new guidance as of January 1, 2020.

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

As of September 30, 2019, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Goldcorp is preliminary. The preliminary purchase price allocation will be subject to further refinement and may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Newmont’s measurement period, which is not to exceed one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation for the Goldcorp transaction as of September 30, 2019:

Assets:
Cash and cash equivalents (1)	$117
Trade receivables	95
Investments (1)	179
Equity method investments (2)	2,843
Inventories	534
Stockpiles and ore on leach pads	57
Property, plant & mine development (3)	11,281
Goodwill (4)	2,752
Deferred income tax assets	121
Other assets (1)	509
Total assets	18,488

Liabilities:
Debt (5)	3,304
Accounts payable	249
Employee-related benefits (6)	148
Income and mining taxes payable	17
Lease and other financing obligations (7)	414
Reclamation and remediation liabilities (8)	948
Deferred income tax liabilities (9)	1,837
Silver streaming agreement (10)	1,165
Other liabilities (11)	950
Total liabilities	9,032

Net assets acquired	$9,456
(1)	During the period, $21 and $39 of Cash and cash equivalents and Investments, respectively, were determined to be restricted and were reclassified to restricted cash and restricted investments, respectively, and included in Other assets in conformity with Newmont policy.
(2)	The preliminary fair value of the equity method investments was determined by applying the income valuation method. The income valuation method relies on a discounted cash flow model and projected financial results. Discount rates for the discounted cash flow models are based on capital structures for similar market participants and included various risk premiums that account for risks associated with the specific investments. During the quarter, $317 of goodwill was reclassified from Equity method Investments to Goodwill as the equity method investee is not expected to benefit from the synergies of the acquisition.
(3)	The preliminary fair value of property, plant and mine development is based on applying the income and cost valuation methods and includes a provision for the estimated fair value of asset retirement obligations related to the long-lived tangible assets. During the quarter, measurement period adjustments of $39 increased Property, plant and mine development, primarily due to further refinements of estimates.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(4)	Preliminary goodwill attributable to the North America and South America reportable segments is $2,249 and $503, respectively. During the third quarter of 2019, the Company identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in prior periods, as a result of additional analysis performed. These adjustments primarily include increased Reclamation and remediation liabilities, reclassification of Goodwill from Equity method investments, updates to the Silver streaming liability estimate and the addition of legally required severance obligation estimates that existed at the date of acquisition, which resulted in Goodwill increasing by $654 during the quarter.
(5)	The preliminary fair value of the Goldcorp senior notes is measured using a market approach, based on quoted prices for the acquired debt; $1,250 of borrowings under the term loan and revolving credit agreements approximate fair value.
(6)	During the quarter, Employee-related benefits increased by $61 due to the addition of legally required severance obligations that existed at the date of acquisition.
(7)	During the quarter, measurement period adjustments of $55 increased Lease and other financing obligations, primarily due to further refinements of estimates.
(8)	The preliminary fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities. During the quarter, measurement period adjustments of $271 were made to Reclamation and remediation liabilities, as a result of additional analysis performed by the Company and third party specialists to further understand the various closure requirements that existed as of the acquisition date.
(9)	Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and the historical carryover tax basis of these assets and liabilities. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill. During the quarter, measurement period adjustments of $59 decreased Deferred income tax liabilities, primarily due to the tax impact of the other measurement period adjustments described above and recorded during the quarter.
(10)	The preliminary fair value of the acquired silver streaming intangible liability is valued by using the income valuation method. Key assumptions in the income valuation method include long-term silver prices, level of silver production over the life of mine and discount rates. During the quarter, measurement period adjustments were identified to refine the impact of exploration potential that existed at the date of acquisition, which increased the Silver streaming liability by $63.
(11)	Other liabilities includes the preliminary balance of $453 related to unrecognized tax benefits, interest and penalties. Based on this preliminary amount, the acquisition of Goldcorp increased Newmont’s unrecognized tax benefits, interest and penalties, which were $14 at December 31, 2018.

The measurement period adjustments discussed above had an immaterial impact to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019, respectively.

Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Goldcorp revenue of $710 and $1,159 and Goldcorp net income (loss) of $72 and $(17) from the acquisition date to the three and nine months ending September 30, 2019.

Pro Forma Financial Information

The following unaudited pro forma financial information presents consolidated results assuming the Goldcorp acquisition occurred on January 1, 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales	$2,713	$2,359	$7,501	$7,485
Net income (loss) (1)	2,178	(210)	2,101	380

(1)	Included in Net income (loss) are $26 and $228 of Goldcorp transaction and integration costs for the three and nine months ended September 30, 2019.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 4 NEVADA GOLD MINES JOINT VENTURE

On July 1, 2019, Newmont and Barrick consummated the Nevada JV Agreement and established NGM, which combined the Company’s Nevada mining operations with Barrick’s Nevada mining operations. The formation of NGM diversifies the Company’s footprint in Nevada and allows the Company to pursue additional efficiencies through integrated mine planning and processing.

As of the effective date, the Company contributed its existing Nevada mining operations, which included Carlin, Phoenix, Twin Creeks and Long Canyon, to NGM in exchange for a 38.5% interest in NGM. The interest received in NGM was accounted for at fair value, and accordingly, the Company recognized a gain of $2,366 during the third quarter of 2019 as Gain on formation of Nevada Gold Mines. The gain represents the difference between the fair value of the Company’s interest in NGM and the carrying value of the Nevada mining operations contributed to NGM.

Fair value of 38.5% interest received in NGM, including noncontrolling interest	$7,341
Less: carrying value of Nevada mining operations contributed	(4,950)
Less: noncontrolling interest	(25)
Gain on formation of Nevada Gold Mines	$2,366

The Company accounts for its interest in NGM using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. NGM retained an independent appraiser to determine the fair value of the Company’s interest in NGM as of the effective date. The fair value estimates were based on income, market and cost valuation methods.

The following table summarizes the fair value of the 38.5% interest received in NGM as of the effective date:

Assets:
Inventories	$134
Stockpiles and ore on leach pads (1)	500
Property, plant & mine development (2)	7,075
Goodwill (3)	268
Other assets	83
Total assets	8,060

Liabilities:
Accounts payable	97
Income and mining taxes payable	16
Lease and other financing obligations	1
Reclamation and remediation liabilities (4)	284
Deferred income tax liabilities (5)	278
Other liabilities	43
Total liabilities	719

Fair value of 38.5% interest received in NGM, including noncontrolling interest	$7,341
(1)	The fair value of the stockpiles and ore on leach pads was determined by applying the income valuation approach adjusted for estimated future costs to complete and normal profit margin.
(2)	The fair value of property, plant and mine development is based on applying the income and cost valuation methods and includes a provision for the estimated fair value of asset retirement obligations related to the long-lived tangible assets.
(3)	Goodwill represents the Company’s proportionate share of goodwill recognized by NGM at formation and primarily represents the value assigned to the assembled workforce acquired and the impact of deferred tax liabilities recognized in relation to Nevada net proceeds taxes. The Company’s proportionate share of goodwill recognized by NGM is included in the Nevada reportable segment.
(4)	The fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities.
(5)	Deferred income tax liabilities represent the future tax expense relating to the Nevada net proceeds tax associated with the differences between the fair value allocated to assets (excluding goodwill) and liabilities and the historical carryover tax basis of these assets and liabilities. No deferred tax liability is recognized for the basis difference inherent in the fair value allocated to goodwill.

Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes NGM revenue of $492 and NGM net income of $79 from the effective date to the period ending September 30, 2019.

In connection with the formation of NGM on July 1, 2019, Newmont and The Bank of New York Mellon Trust Company, N.A. executed the first supplemental indenture to the indenture dated, March 22, 2005 (“First Supplemental Indenture”), pursuant to which the Company has issued $600 of 5.875% notes due in 2035 (“2035 Notes”). Under the terms of the First Supplemental Indenture, NGM had agreed to provide a full and unconditional guarantee of the Company’s 2035 Notes, subject to the terms and conditions set forth in the Indenture. On August 23, 2019, the Company successfully completed a consent solicitation for its 2035 Notes. In connection with the consent solicitation, a second supplemental indenture (“Second Supplemental Indenture”) was executed that released NGM as a guarantor of the Company’s 2035 Notes. See Note 25 for additional information regarding the First Supplemental Indenture and the Second Supplemental Indenture

On July 1, 2019 the Company entered into a transition services agreement (“TSA”) with NGM. The TSA agreement governs specific transition services that the Company provides to NGM. The agreement expires on the earlier of the date on which the last transition service terminates and February 28, 2021. From the effective date to the period ending September 30, 2019, the Company billed NGM $4 for services provided under the TSA.

On July 1, 2019 the Company entered into an employee lease agreement with NGM due to the length of time necessary for NGM to establish employment related functions and programs. Under the terms of the agreement, NGM may lease the services and skills of certain personnel that remain employed by Newmont. The leasing period will expire at December 31, 2019 or a later agreed upon date if additional time is required to establish the employment related functions and programs. Following the expiration of the leasing period, the leased employees who accept NGM’s offer of employment, will cease employment with Newmont and commence employment with NGM. The costs associated with the employee lease agreement are billed to NGM on a monthly basis. From the effective date to the period ending September 30, 2019, the Company billed NGM $102 for services provided under the employee lease agreement.

On July 1, 2019 the Company also entered into a toll milling agreement with NGM for processing sulfide concentrate produced at CC&V. Under the terms of the agreement, CC&V will deliver a minimum of 4,000 tons and a maximum of 8,333 tons of concentrate per month for milling to NGM, with NGM and CC&V each covering 50% of the cost of transportation. CC&V will pay $20 per ton towards milling costs and reimburse NGM for doré refining and transportation costs. CC&V continues to hold title to the concentrate sent to NGM for processing and receives bullion credits for gold recovered and NGM utilizes the concentrate as a fuel source for the NGM roaster. The agreement expires on December 31, 2020. From the effective date to the period ending September 30, 2019, the Company’s payments for services provided under the toll milling agreement were immaterial.

In addition, the Company purchases gold and silver from NGM for resale to third parties. Gold purchases from NGM totaled $488 for the three and nine months ended September 30, 2019. Total amounts due to (from) NGM for gold and silver purchased, the TSA services provided, employees leased to NGM and CC&V toll milling outlined above were $85 as of September 30, 2019.

In connection with entering into the Nevada JV Agreement, Newmont entered into a mutual two-year standstill agreement with Barrick, which expires on July 1, 2021.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 5     SEGMENT INFORMATION

The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). In the second quarter of 2019, following the close of the Newmont Goldcorp transaction on April 18, 2019, and in anticipation of the formation of NGM effective July 1, 2019, the Company revised its operating segments to reflect certain changes in the financial information regularly reviewed by the CODM. The Company determined that its operations are now organized in five geographic regions; North America, South America, Australia, Africa and Nevada, which also represent Newmont’s reportable and operating segments. For the periods prior to the second quarter of 2019, the Company’s operations were organized in four geographic regions; North America, South America, Australia and Africa. Segment results for the prior periods have been recasted to reflect the change in reportable segments.

As a result of the Newmont Goldcorp transaction, the Company acquired the Red Lake, Musselwhite, Porcupine, Éléonore and Peñasquito mines, which are now included in the North America reportable segment, and the Cerro Negro mine, which is now included in the South America reportable segment. Additionally, the Company acquired certain equity method investments that include Pueblo Viejo, Norte Abierto, Nueva Unión and Alumbrera. Pueblo Viejo is included in the South America reportable segment within Other South America. All other equity method investments are included in Corporate and other. Refer to Note 3 for further information.

The Company’s newly formed Nevada reportable segment includes Carlin, Phoenix, Twin Creeks and Long Canyon mines, while the CC&V mine continues to be included in the North America reportable segment. The mines in the Nevada reportable segment were previously included in the North America reportable segment. In the third quarter of 2019, the Company added NGM to the Nevada reportable segment, which reflects the Company’s 38.5% ownership interest in the joint venture from the effective date to the period ended September 30, 2019. Refer to Note 4 for further information.

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended September 30, 2019
CC&V	$108	$65	$22	$2	$19	$12
Red Lake	44	45	21	2	(28)	8
Musselwhite	—	8	9	3	(21)	17
Porcupine	123	62	22	4	34	26
Éléonore	124	69	28	2	25	13
Peñasquito:
Gold	54	39	10
Silver	78	60	16
Lead	25	25	7
Zinc	87	47	13
Total Peñasquito	244	171	46	2	14	52
Other North America	—	—	8	2	(76)	3
North America	643	420	156	17	(33)	131

Yanacocha	219	107	33	6	55	46
Merian	188	78	25	3	84	16
Cerro Negro	175	78	28	15	52	18
Other South America	—	—	3	9	(18)	—
South America	582	263	89	33	173	80

Boddington:
Gold	266	146	27
Copper	38	28	6
Total Boddington	304	174	33	1	100	22
Tanami	165	64	25	2	81	29
Kalgoorlie	90	60	6	2	21	9
Other Australia	—	—	1	9	(12)	2
Australia	559	298	65	14	190	62

Ahafo	231	98	40	8	90	62
Akyem	157	51	35	4	66	6
Other Africa	—	—	—	1	(4)	—
Africa	388	149	75	13	152	68

Nevada Gold Mines	492	235	149	13	85	80
Carlin (2)	14	8	3	—	5	—
Phoenix: (2)
Gold	19	15	4
Copper	2	—	—
Total Phoenix	21	15	4	—	2	—
Twin Creeks (2)	12	3	2	—	8	—
Long Canyon (2)	2	1	1	—	(2)	—
Other Nevada	—	—	1	—	—	—
Nevada	541	262	160	13	98	80

Corporate and Other	—	—	3	41	2,198	6
Consolidated	$2,713	$1,392	$548	$131	$2,778	$427
(1)	Includes a decrease in accrued capital expenditures of $1; consolidated capital expenditures on a cash basis were $428.
(2)	Amounts relate to sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Three Months Ended September 30, 2018
CC&V	$99	$68	$22	$4	$6	$6
Other North America	—	—	—	—	—	—
North America	99	68	22	4	6	6

Yanacocha	189	116	30	10	23	41
Merian	157	67	22	2	62	13
Other South America	—	—	3	9	(16)	—
South America	346	183	55	21	69	54

Boddington:
Gold	229	146	27
Copper	56	33	6
Total Boddington	285	179	33	—	73	14
Tanami	148	71	19	2	53	21
Kalgoorlie	92	56	6	2	53	4
Other Australia	—	—	1	4	8	2
Australia	525	306	59	8	187	41

Ahafo	125	62	23	4	34	70
Akyem	130	44	32	4	48	11
Other Africa	—	—	—	1	(3)	—
Africa	255	106	55	9	79	81

Carlin	281	205	59	8	(30)	46
Phoenix:
Gold	44	39	9
Copper	14	10	3
Total Phoenix	58	49	12	1	(7)	9
Twin Creeks	111	57	14	4	(263)	17
Long Canyon	51	21	20	7	4	4
Other Nevada	—	—	—	6	(36)	4
Nevada	501	332	105	26	(332)	80

Corporate and Other	—	—	3	17	(137)	3
Consolidated	$1,726	$995	$299	$85	$(128)	$265
(1)	Includes a decrease in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $274.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Nine Months Ended September 30, 2019
CC&V	$313	$208	$68	$9	$23	$26
Red Lake	93	88	42	5	(55)	22
Musselwhite	7	20	17	6	(38)	34
Porcupine	201	125	41	6	21	48
Éléonore	234	144	52	4	29	31
Peñasquito:
Gold	80	66	16
Silver	109	101	26
Lead	38	45	13
Zinc	87	63	22
Total Peñasquito	314	275	77	3	(66)	71
Other North America	—	—	15	3	(101)	6
North America (2)	1,162	860	312	36	(187)	238

Yanacocha	576	300	84	16	136	134
Merian	542	220	70	6	245	39
Cerro Negro	310	141	74	19	59	35
Other South America	—	—	10	29	(47)	1
South America (2)	1,428	661	238	70	393	209

Boddington:
Gold	721	431	80
Copper	119	87	17
Total Boddington	840	518	97	1	221	53
Tanami	490	198	69	8	220	86
Kalgoorlie	233	160	18	4	50	24
Other Australia	—	—	5	16	(25)	5
Australia	1,563	876	189	29	466	168

Ahafo	615	281	114	24	196	161
Akyem	436	172	117	12	129	25
Other Africa	—	—	—	4	(12)	—
Africa	1,051	453	231	40	313	186

Nevada Gold Mines	492	235	149	13	85	80
Carlin (3)	533	358	107	15	49	64
Phoenix: (3)
Gold	152	116	33
Copper	44	28	9
Total Phoenix	196	144	42	1	30	13
Twin Creeks (3)	222	113	31	5	81	30
Long Canyon (3)	126	36	36	12	38	7
Other Nevada	—	—	2	7	(9)	5
Nevada (4)	1,569	886	367	53	274	199

Corporate and Other (2)	—	—	10	72	1,814	22
Consolidated	$6,773	$3,736	$1,347	$300	$3,073	$1,022
(1)	Includes a decrease in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $1,033.
(2)	As a result of the Newmont Goldcorp transaction, total assets for the North America and South America reportable segments increased to $13,420 and $7,908, respectively; while total assets for Corporate and other increased to $4,747 as of September 30, 2019. Refer to Note 3 for further information.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

(3)	Amounts include sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.
(4)	As a result of the formation of NGM, total assets for the Nevada reportable segment increased to $8,226. Refer to Note 4 for further information.

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Expenditures(1)
Nine Months Ended September 30, 2018
CC&V	$270	$149	$51	$7	$57	$24
Other North America	—	—	—	—	—	—
North America	270	149	51	7	57	24

Yanacocha	479	322	82	32	(8)	81
Merian	455	195	64	11	182	62
Other South America	—	—	10	24	(45)	1
South America	934	517	156	67	129	144

Boddington:
Gold	659	404	74
Copper	168	96	18
Total Boddington	827	500	92	—	239	40
Tanami	449	221	54	12	163	68
Kalgoorlie	331	178	18	8	154	17
Other Australia	—	—	4	8	4	3
Australia	1,607	899	168	28	560	128

Ahafo	395	242	78	12	56	196
Akyem	401	173	115	11	93	32
Other Africa	—	—	—	3	(8)	—
Africa	796	415	193	26	141	228

Carlin	829	582	154	23	25	118
Phoenix
Gold	207	145	34
Copper	61	40	11
Total Phoenix	268	185	45	3	29	27
Twin Creeks	335	187	45	9	(199)	57
Long Canyon	166	55	58	19	34	9
Other Nevada	—	—	1	19	(51)	8
Nevada	1,598	1,009	303	73	(162)	219

Corporate and Other	—	—	8	48	(265)	9
Consolidated	$5,205	$2,989	$879	$249	$460	$752
(1)	Includes a decrease in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $763.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6     SALES

The following table presents the Company’s Sales by mining operation, product and inventory type:

		Sales
	Gold Sales	from
	from Doré	Concentrate
	Production	Production	Total Sales
Three Months Ended September 30, 2019
CC&V	$108	$—	$108
Red Lake	44	—	44
Musselwhite	—	—	—
Porcupine	123	—	123
Éléonore	124	—	124
Peñasquito
Gold	2	52	54
Silver (1)	—	78	78
Lead	—	25	25
Zinc	—	87	87
Total Peñasquito	2	242	244
North America	401	242	643

Yanacocha	219	—	219
Merian	188	—	188
Cerro Negro	175	—	175
South America	582	—	582

Boddington
Gold	62	204	266
Copper	—	38	38
Total Boddington	62	242	304
Tanami	165	—	165
Kalgoorlie	90	—	90
Australia	317	242	559

Ahafo	231	—	231
Akyem	157	—	157
Africa	388	—	388

Nevada Gold Mines	483	9	492
Carlin (2)	14	—	14
Phoenix:(2)
Gold	—	19	19
Copper	—	2	2
Total Phoenix	—	21	21
Twin Creeks (2)	12	—	12
Long Canyon (2)	2	—	2
Nevada	511	30	541

Consolidated	$2,199	$514	$2,713
(1)	Silver sales from concentrate includes $11 related to non-cash amortization of the Silver streaming agreement liability.
(2)	Amounts relate to sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Cathode
	Production	Production	Production	Total Sales
Three Months Ended September 30, 2018
CC&V	$99	$—	$—	$99
North America	99	—	—	99

Yanacocha	189	—	—	189
Merian	157	—	—	157
South America	346	—	—	346

Boddington
Gold	59	170	—	229
Copper	—	56	—	56
Total Boddington	59	226	—	285
Tanami	148	—	—	148
Kalgoorlie	92	—	—	92
Australia	299	226	—	525

Ahafo	125	—	—	125
Akyem	130	—	—	130
Africa	255	—	—	255

Carlin	281	—	—	281
Phoenix
Gold	21	23	—	44
Copper	—	4	10	14
Total Phoenix	21	27	10	58
Twin Creeks	111	—	—	111
Long Canyon	51	—	—	51
Nevada	464	27	10	501

Consolidated	$1,463	$253	$10	$1,726

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Cathode
	Production	Production	Production	Total Sales
Nine Months Ended September 30, 2019
CC&V	$313	$—	$—	$313
Red Lake	93	—	—	93
Musselwhite	7	—	—	7
Porcupine	201	—	—	201
Éléonore	234	—	—	234
Peñasquito
Gold	2	78	—	80
Silver (1)	—	109	—	109
Lead	—	38	—	38
Zinc	—	87	—	87
Total Peñasquito	2	312	—	314
North America	850	312	—	1,162

Yanacocha	576	—	—	576
Merian	542	—	—	542
Cerro Negro	310	—	—	310
South America	1,428	—	—	1,428

Boddington
Gold	176	545	—	721
Copper	—	119	—	119
Total Boddington	176	664	—	840
Tanami	490	—	—	490
Kalgoorlie	233	—	—	233
Australia	899	664	—	1,563

Ahafo	615	—	—	615
Akyem	436	—	—	436
Africa	1,051	—	—	1,051

Nevada Gold Mines	483	9	—	492
Carlin (2)	533	—	—	533
Phoenix:(2)
Gold	52	100	—	152
Copper	—	16	28	44
Total Phoenix	52	116	28	196
Twin Creeks (2)	222	—	—	222
Long Canyon (2)	126	—	—	126
Nevada	1,416	125	28	1,569

Consolidated	$5,644	$1,101	$28	$6,773
(1)	Silver sales from concentrate includes $16 related to non-cash amortization of the Silver streaming agreement liability.
(2)	Amounts include sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Cathode
	Production	Production	Production	Total Sales
Nine Months Ended September 30, 2018
CC&V	$270	$—	$—	$270
North America	270	—	—	270

Yanacocha	479	—	—	479
Merian	455	—	—	455
South America	934	—	—	934

Boddington
Gold	182	477	—	659
Copper	—	168	—	168
Total Boddington	182	645	—	827
Tanami	449	—	—	449
Kalgoorlie	331	—	—	331
Australia	962	645	—	1,607

Ahafo	395	—	—	395
Akyem	401	—	—	401
Africa	796	—	—	796

Carlin	829	—	—	829
Phoenix:
Gold	92	115	—	207
Copper	—	25	36	61
Total Phoenix	92	140	36	268
Twin Creeks	335	—	—	335
Long Canyon	166	—	—	166
Nevada	1,422	140	36	1,598

Consolidated	$4,384	$785	$36	$5,205

Trade Receivables

The following table details the receivables included within Trade receivables:

	At September 30,	At December 31,
	2019	2018
Receivables from Sales:
Gold sales from doré	$44	$40
Sales from concentrate production	339	211
Sales from cathode production	—	3
Total receivables from Sales	$383	$254

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase (decrease) of $5 and $(5), respectively, for the three months ended September 30, 2019 and an increase (decrease) of $- and $1, respectively, for the three months ended September 30, 2018.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The impact to Sales from revenue initially recognized in previous periods due to the changes in the final pricing and changes in quantities resulting from assays is an increase (decrease) of $2 and $(4), respectively, for the nine months ended September 30, 2019 and an increase (decrease) of $(5) and $(2), respectively, for the nine months ended September 30, 2018.

Silver Streaming Agreement

As a part of the acquisition of Goldcorp on April 18, 2019, the Company assumed the Silver streaming agreement related to silver production from the Peñasquito mine in the North America segment. Pursuant to the agreement, the Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. Refer to Note 3 for further discussion of the valuation methodology and initial fair value. The Company’s policy is to amortize the liability into Sales each period using the units-of-production method.

NOTE 7     RECLAMATION AND REMEDIATION

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

The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reclamation adjustments	$14	$—	$14	$—
Reclamation accretion	38	26	96	75
Total reclamation expense	52	26	110	75

Remediation adjustments	9	3	49	17
Remediation accretion	1	2	6	4
Total remediation expense	10	5	55	21
	$62	$31	$165	$96

Reclamation and remediation adjustments: For the nine months ended September 30, 2019 the reclamation adjustments primarily related to an update of the project cost estimates that resulted in increases of $9 and $4 at the Mule Canyon and Northumberland mine sites, respectively, and other immaterial concurrent reclamation at other mine sites. For the nine months ended September 30, 2019 the remediation adjustments primarily related to an update of the project cost estimates that resulted in an increase of $26 at the Dawn mine site, increased water management cost estimates of $11 at the Con Mine and other remediation project spend at other sites. In September 2018, the Company updated assumptions for future water management cost estimates of $8 at the Idarado remediation site.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

The following are reconciliations of Reclamation and remediation liabilities:

	2019	2018
Reclamation balance at January 1,	$2,316	$2,144
Additions, changes in estimates and other	18	6
Additions from the Newmont Goldcorp transaction	768	—
Net change from the formation of NGM	(26)	—
Other acquisitions and divestitures	(10)	—
Payments, net	(28)	(22)
Accretion expense	96	75
Reclamation balance at September 30,	$3,134	$2,203

	2019	2018
Remediation balance at January 1,	$279	$304
Additions, changes in estimates and other	37	6
Additions from the Newmont Goldcorp transaction	180	—
Net change from the formation of NGM	—	—
Other acquisitions and divestitures	—	—
Payments, net	(36)	(29)
Accretion expense	6	4
Remediation balance at September 30,	$466	$285

The current portion of reclamation liabilities was $71 and $65 at September 30, 2019 and December 31, 2018, respectively, and was included in Other current liabilities. Included in the current portion of reclamation liabilities is $11 relating to the Newmont Goldcorp transaction and $24 relating to NGM. The current portion of remediation liabilities was $88 and $49 at September 30, 2019 and December 31, 2018, respectively, and was included in Other current liabilities. Included in the current portion of remediation liabilities is $40 relating to the Newmont Goldcorp transaction. At September 30, 2019 and December 31, 2018, $3,134 and $2,316, respectively, were accrued for reclamation obligations relating to operating properties.

The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2019 and December 31, 2018, $466 and $279, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 22% greater or 0% lower than the amount accrued at September 30, 2019. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Included in Other non-current assets at September 30, 2019 and December 31, 2018 are $42 and $42 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at September 30, 2019, $33 was related to the Ahafo and Akyem mines in Ghana, Africa, $6 related to NGM in Nevada, United States and $3 was related to the Midnite (Dawn) mine site in Washington, United States. Of the amounts at December 31, 2018, $32 was related to the Ahafo and Akyem mines, $8 was related to the Con mine in Yellowknife, NWT, Canada and $2 was related to the San Jose Reservoir in Yanacocha, Peru.

Included in Other non-current assets at September 30, 2019 and December 31, 2018 was $52 and $57, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations related to the San Jose Reservoir in Yanacocha and Midnite mine site.

Refer to Notes 25 and 31 for further discussion of reclamation and remediation matters.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 8     IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of long-lived assets totaled $3 and $4 for the three and nine months ended September 30, 2019, respectively. The 2019 impairments were primarily related to non-cash write-downs of obsolete assets at South America, Africa, and Corporate and Other.

Impairment of long-lived assets totaled $366 for the three and nine months ended September 30, 2018. The 2018 impairments were primarily related to certain exploration properties of $331 and Emigrant, within the Carlin complex, of $35, both reported in the Nevada segment. The Company determined that an impairment indicator existed at certain Nevada exploration properties, due to the Company’s decision to focus on advancing other projects, and at Emigrant, due to a change in the mine plan that resulted in a significant decrease in mine life. The Company measured the impairment at the Nevada exploration properties using the market approach and the impairment at Emigrant by comparing the total fair value of existing operations using the income approach. In addition to the impairment of long-lived assets at Emigrant, the Company also recorded an adjustment to the carrying value of the ore on leach pads resulting from the change in mine plan, impacting Costs applicable to sales and Depreciation and amortization by $22 and $7, respectively.

NOTE 9     OTHER EXPENSE, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Goldcorp transaction and integration costs	$26	$—	$185	$—
Nevada JV transaction and implementation costs	3	—	26	—
Restructuring and other	2	1	7	16
Other	4	4	21	13
	$35	$5	$239	$29

Goldcorp transaction and integration costs. Goldcorp transaction and integration costs primarily include integration activities and related consulting services, severance and accelerated share award payments for the three months ended September 30, 2019. The nine months ended September 30, 2019 also include banking and legal costs.

Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs primarily represent consulting and severance costs incurred related to the Nevada JV Agreement for the three months ended September 30, 2019. The nine months ended September 30, 2019 also include banking, legal and hostile defense fees.

Restructuring and other. Restructuring and other represents certain costs associated with severance, legal and other settlements for all periods presented.

NOTE 10    OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Change in fair value of investments	$19	$(26)	$75	$(21)
Interest	10	15	44	39
Gain (loss) on asset and investment sales, net	(1)	1	32	100
Foreign currency exchange, net	11	16	13	37
Insurance proceeds	—	25	—	25
Restructuring and other	(8)	—	(8)	—
Impairment of investments	(1)	—	(2)	—
Other	1	6	12	17
	$31	$37	$166	$197

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Gain (loss) on asset and investment sales, net. In June 2019, the Company sold exploration properties in North America, which resulted in a gain of $26. In June 2018, the Company exchanged certain royalty interests carried at cost for cash consideration, an equity ownership in Maverix Metals Inc. ("Maverix") and warrants in Maverix, resulting in a pre-tax gain of $100. For additional information regarding this transaction, see Note 20.

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

NOTE 11    INCOME AND MINING TAXES

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Income (loss) before income and mining tax and other items		$2,778		$(128)		$3,073		$460

U.S. Federal statutory tax rate	21%	$583	21%	$(27)	21%	$645	21%	$97
Reconciling items:
Percentage depletion	(1)	(19)	16	(21)	(1)	(36)	(10)	(46)
Change in valuation allowance on deferred tax assets	3	87	(10)	13	4	111	4	16
Adjustment to provisional expense related to the Tax Cuts and Job Act	—	—	—	—	—	—	(10)	(45)
Foreign rate differential	2	51	(29)	37	3	89	18	83
Effect of foreign earnings, net of credits	1	19	5	(6)	—	11	(2)	(9)
Mining and other taxes	(1)	(38)	(13)	17	—	(1)	10	47
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	—	(7)	8	(11)	(1)	(16)	(5)	(23)
Tax impact of foreign exchange(1)	(6)	(147)	—	—	(5)	(150)	—	—
Other	1	29	—	1	2	50	1	6
Income and mining tax expense	20%	$558	(2)%	$3	23%	$703	27%	$126

(1)	Tax impact of foreign exchange includes the following: (i) Mexican inflation on tax values, (ii) currency translation effects of local currency deferred tax assets and deferred tax liabilities, (iii) the tax impact of local currency foreign exchange gains or losses, and (iv) non-taxable or non-deductible U.S. dollar currency foreign exchange gains or losses.

.

NOTE 12    EQUITY INCOME (LOSS) OF AFFILIATES

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pueblo Viejo Mine	$39	$—	$65	$—
Continental Gold, Inc.	(5)	—	(5)	—
Minera La Zanja S.R.L.	(3)	(3)	(3)	(7)
TMAC Resources Inc.	(1)	(4)	(3)	(13)
NuevaUnión Project	(1)	—	(1)	—
Norte Abierto Project	(1)	—	(1)	—
Maverix Metals Inc.	—	—	1	—
Euronimba Ltd.	4	(2)	—	(5)
	$32	$(9)	$53	$(25)

Pueblo Viejo

Newmont holds a 40.0% interest in the Pueblo Viejo mine located in the Dominican Republic.  The remaining interest is held by Barrick. The mine commenced operations in September 2014 and is operated by Barrick. See Note 20 for additional information.

Continental

Newmont holds a right to maintain a 19.9% interest in Continental Gold, Inc. (“Continental”). On July 12, 2019, Newmont exercised its right to maintain its pro-rata ownership of 19.9% in Continental. As of September 30, 2019, Newmont’s interest in Continental was 19.9%. The Company accounts for Continental on a quarter lag and adjusts for any material differences between IFRS to U.S. GAAP. Continental owns the Buritica project located in Columbia. See Note 20 for additional information.

NuevaUnión

Newmont holds a 50.0% interest in the NuevaUnión project located in Chile. The remaining interest is held by Teck Resources. The project is currently under development and is jointly managed by Newmont and Teck Resources.

Norte Abierto

Newmont holds a 50.0% interest in the Norte Abierto project located in Chile. The remaining interest is held by Barrick. The project is currently under development and is jointly managed by Newmont and Barrick. As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $154 as of September 30, 2019 to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project.

Alumbrera

Newmont holds a 37.5% interest in the Alumbrera mine located in Argentina.  The remaining interest is held by Glencore and Yamana Gold. The mine commenced operations in 1998 and is operated by Glencore. The Company, Glencore, and Yamana signed an Integration Agreement in March 2019 through which the parties seek to combine the Agua Rica project with Alumbrera. The Agua Rica project is wholly owned by Yamana while Alumbrera is 50% owned by Glencore, 37.5% owned by Newmont and 12.5% owned by Yamana. The terms would result in Newmont holding an 18.75% interest in the combined assets.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 13    NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Holt royalty obligation	$(47)	$19	$(102)	$55
Batu Hijau contingent consideration and other (1)	(1)	(3)	2	1
Net income (loss) from discontinued operations	$(48)	$16	$(100)	$56

(1)	See Note 19 for details on the Batu Hijau contingent consideration.

The Holt Royalty Obligation

At September 30, 2019 and December 31, 2018, the estimated fair value of the Holt royalty obligation was $256 and $161, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three and nine months ended September 30, 2019, the Company recorded a gain (loss) of $(47) and $(102), net of a tax benefit (expense) of $- and $-, respectively, related to the Holt royalty obligation. During the three and nine months ended September 30, 2018, the Company recorded a gain (loss) of $19 and $55, net of tax benefit (expense) of $(6) and $(15), respectively, related to the Holt royalty obligation.

During the nine months ended September 30, 2019 and 2018, the Company paid $7 and $8, respectively, related to the Holt royalty obligation. Refer to Note 18 for additional information on the Holt royalty obligation.

NOTE 14    NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Merian	$19	$14	$58	$42
Yanacocha	7	7	25	(16)
	$26	$21	$83	$26

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NGM has a 60.0% ownership interest in South Arturo, with the remaining 40% interests held by Premier Gold Mines. Newmont’s 38.5% portion of NGM’s net income attributable to noncontrolling interest in South Arturo was immaterial for the three and nine months ended September 30, 2019.

The following summarizes the assets and liabilities of Merian, (including noncontrolling interests):

	At September 30,	At December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$49	$40
Trade receivables	36	38
Inventories	85	82
Stockpiles and ore on leach pads	37	35
Other current assets (1)	2	5
	209	200
Non-current assets:
Property, plant and mine development, net	738	766
Stockpiles and ore on leach pads	5	—
Other non-current assets (2)	8	4
Total assets	$960	$970

Current liabilities:
Accounts payable	$17	$23
Other current liabilities (3)	28	27
	45	50
Non-current liabilities:
Reclamation and remediation liabilities	26	25
Other non-current liabilities (4)	5	1
Total liabilities	$76	$76

(1)	Other current assets include other receivables, prepaid assets and other current assets.
(2)	Other non-current assets include intangibles and operating ROU assets.
(3)	Other current liabilities include employee-related benefits and other current liabilities.
(4)	Other non-current liabilities include employee-related benefits and operating lease liabilities.

.

NOTE 15    NEWMONT EQUITY AND NET INCOME (LOSS) PER COMMON SHARE

In order to consummate the Newmont Goldcorp transaction, the Company amended its Restated Certificate of Incorporation to increase Newmont’s authorized number of shares of common stock from 750 million to 1.28 billion, as approved by Newmont shareholders at the April 11, 2019 special meeting of stockholders.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$2,226	$(161)	$2,340	$283
Discontinued operations	(48)	16	(100)	56
	$2,178	$(145)	$2,240	$339

Weighted average common shares (millions):
Basic	820	533	708	533
Effect of employee stock-based awards	2	2	1	2
Diluted	822	535	709	535

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$2.72	$(0.31)	$3.30	$0.53
Discontinued operations	(0.06)	0.04	(0.14)	0.11
	$2.66	$(0.27)	$3.16	$0.64
Diluted:
Continuing operations	$2.71	$(0.31)	$3.30	$0.53
Discontinued operations	(0.06)	0.04	(0.14)	0.10
	$2.65	$(0.27)	$3.16	$0.63

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

The Company repurchased and retired approximately 0.8 million and 2.7 million shares of its common stock for $26 and $96 during the three and nine months ended September 30, 2018, respectively, of which approximately 0.7 million shares related to common stock that were held by participants in the Retirement Savings Plan of Newmont and the Retirement Savings Plan for Hourly-Rated Employees of Newmont. During the three and nine months ended September 30, 2019, the Company withheld 0.1 million and 1.3 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards. The Company withheld a nominal amount and 1.0 million shares for the three and nine months ended September 30, 2018, respectively, for payments of employee withholding taxes related to the vesting of stock awards.

NOTE 16    EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Pension benefit costs (credits), net (1):
Service cost	$7	$7	$21	$23
Interest cost	11	10	34	31
Expected return on plan assets	(16)	(17)	(48)	(51)
Amortization, net	6	8	17	24
Curtailment	8	—	8	—
	$16	$8	$32	$27

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Other benefit costs (credits), net (1):
Service cost	$—	$—	$1	$1
Interest cost	1	—	$3	$2
Amortization, net	—	(2)	(5)	(6)
	$1	$(2)	$(1)	$(3)

(1)	Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs and curtailments are included in Other income, net.

.

NOTE 17 STOCK-BASED COMPENSATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation:
Restricted stock units	$15	$12	$54	$34
Performance leveraged stock units	7	7	22	23
Goldcorp performance share units	1	—	15	—
Goldcorp phantom restricted share units	2	—	5	—
	$25	$19	$96	$57

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

Goldcorp Performance Share Units

Goldcorp performance share units (“Goldcorp PSUs”): The Company assumed 2.4 million Goldcorp PSUs with an acquisition date fair value of $28. The Company allocated $9 to purchase consideration based on the portion of pre-acquisition services provided. The Company agreed to settle the Goldcorp PSUs in cash using a 30-day historical weighted average price of Newmont shares on the vesting date and a performance multiplier of 100 percent. The Company will recognize the remaining $19 acquisition date fair value in earnings ratably over the requisite service period. The Company will re-measure the liability for these awards and

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

adjust their fair value at the end of each reporting period until paid. At the acquisition date the Goldcorp PSUs had an expected life of 1.9 years.

Goldcorp Phantom Restricted Share Units

Goldcorp phantom restricted share units (“Goldcorp Phantom RSUs”): The Company assumed 1.3 million Goldcorp Phantom RSUs with an acquisition date fair value of $14. The Company allocated $1 to purchase consideration based on the portion of pre-acquisition services provided. The Company agreed to settle the Goldcorp Phantom RSUs in cash using the closing price of Newmont shares on the vesting date. The Company will recognize the remaining $13 acquisition date fair value in earnings ratably over the requisite service period. The Company will re-measure the liability for these awards and adjust their fair value at the end of each reporting period until paid. At the acquisition date the Goldcorp Phantom RSUs had an expected life of 1.6 years.

At September 30, 2019, the Company included Employee-related benefits of $10 related to the cash-settled Goldcorp PSUs and Goldcorp Phantom RSUs on its Condensed Consolidated Balance Sheet.

NOTE 18 FAIR VALUE ACCOUNTING

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

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,712	$2,712	$—	$—
Restricted cash (Note 24)	111	111	—	—
Trade receivable from provisional concentrate sales, net	339	—	339	—
Marketable equity securities (Note 20) (1)	310	298	12	—
Marketable debt securities (Note 20)	37	—	—	37
Continental conversion option (Note 20)	29	—	29	—
Restricted marketable debt securities (Note 20)	51	23	28	—
Restricted other assets (Note 20)	1	1	—	—
Batu Hijau contingent consideration	28	—	—	28
	$3,618	$3,145	$408	$65
Liabilities:
Debt (2)	$7,700	$—	$7,700	$—
Diesel derivative contracts	2	—	2	—
Holt royalty obligation (Note 27)	256	—	—	256
Cash-settled Goldcorp share awards	10	—	10	—
	$7,968	$—	$7,712	$256

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,397	$3,397	$—	$—
Restricted cash (Note 24)	92	92	—	—
Trade receivable from provisional concentrate sales, net	209	—	209	—
Marketable equity securities (Note 20) (1)	127	114	13	—
Restricted marketable debt securities (Note 20)	51	21	30	—
Restricted other assets (Note 20)	6	6	—	—
Batu Hijau contingent consideration	26	—	—	26
	$3,908	$3,630	$252	$26
Liabilities:
Debt (2)	$4,229	$—	$4,229	$—
Diesel derivative contracts	5	—	5	—
Holt royalty obligation (Note 27)	161	—	—	161
	$4,395	$—	$4,234	$161

(1)	Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $9 at both September 30, 2019 and December 31, 2018.
(2)	Debt, exclusive of capital leases, is carried at amortized cost. The outstanding carrying value was $6,765 and $4,044 at September 30, 2019 and December 31, 2018, respectively. The fair value measurement of debt was based on an independent third party pricing source.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivative instruments above are included in Note 19. All other fair value disclosures in the above table are presented on a gross basis.

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

The Continental conversion option is an embedded derivative in the Continental Convertible Debt agreement, further discussed in Note 20. It is valued using a Black-Scholes model using quoted market prices in active markets of the underlying security. As the option itself is not traded on the exchange, this instrument is classified within Level 2 of the fair value hierarchy.

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

The following tables set forth a summary of the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2019 and December 31, 2018:

	At September 30,			Range/Weighted
Description	2019	Valuation technique	Unobservable input	average
Continental Convertible Debt	$37	Discounted cash flow	Discount rate	12.94%
Batu Hijau contingent consideration	$28	Monte Carlo	Discount rate	16.60%
			Short-term copper price	$2.63
			Long-term copper price	$3.00
Holt royalty obligation	$256	Monte Carlo	Discount rate	2.67%
			Short-term gold price	$1,472
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	314 - 1,629

	At December 31,			Range/Weighted
Description	2018	Valuation technique	Unobservable input	average
Batu Hijau contingent consideration	$26	Monte Carlo	Discount rate	16.60%
			Short-term copper price	$2.80
			Long-term copper price	$3.00
Holt royalty obligation	$161	Monte Carlo	Discount rate	4.11%
			Short-term gold price	$1,228
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	302 - 1,544

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Continental	Batu Hijau		Holt
	Convertible	Contingent	Total	Royalty	Total
	Debt (1)	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair value at December 31, 2018	$—	$26	$26	$161	$161
Additions and settlements	33	—	33	(7)	(7)
Revaluation	4	2	6	102	102
Fair value at September 30, 2019	$37	$28	$65	$256	$256

	Batu Hijau		Holt
	Contingent	Total	Royalty	Total
	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair Value at December 31, 2017	$23	$23	$243	$243
Settlements	—	—	(8)	(8)
Revaluation	—	—	(70)	(70)
Fair value at September 30, 2018	$23	$23	$165	$165

(1)	The gain (loss) recognized is included in Other income, net.
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.

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

The estimated fair value of the North American exploration properties was determined using comparable transactions. The estimated fair value of Emigrant’s existing operations was determined using (i) a country specific discount rate of 5.2%, (ii) a short-term gold price of $1,213 based on the third quarter average of the London PM fix, (iii) a long-term gold price of $1,300, and (iv) updated cash flow information from the Company’s business plan. For further information regarding the impairment charges, see Note 8.

.

NOTE 19    DERIVATIVE INSTRUMENTS

The Company’s strategy is to provide shareholders with leverage to changes in metal prices by selling its production at market prices. Consequently, the Company does not hedge its metal sales. The Company has and will continue to manage certain risks associated with commodity input costs, interest rates and foreign currencies using the derivative market.

Cash Flow Hedges

The Company uses hedge programs to mitigate the variability of its operating costs primarily related to diesel price fluctuations. Newmont’s hedge portfolio consists of a series of financially settled fixed forward contracts, which run through the first quarter of 2022 in South America and the second quarter of 2022 in Australia.

The following diesel contracts were transacted for risk management purposes and qualify as cash flow hedges. The unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings.

The Company had the following diesel derivative contracts outstanding at September 30, 2019:

	Expected Maturity Date
	2019	2020	2021	2022	Total/ Average
Diesel Fixed Forward Contracts:
South America
Diesel gallons (millions)	1	3	1	—	5
Average rate ($/gallon)	1.91	1.86	1.86	1.82	1.87

Australia
Diesel barrels (thousands)	20	129	102	7	258
Average rate ($/barrel)	80.49	78.91	81.15	75.93	79.84

Derivative Instrument Fair Values

The fair value of the Company’s derivative instruments designated as cash flow hedges at September 30, 2019 was $2, and was classified in Other non-current liabilities. The fair value of the Company’s derivative instruments designated as cash flow hedges at December 31, 2018 was $2 and $3, and were classified in Other current liabilities and Other non-current liabilities, respectively.

As of September 30, 2019 and December 31, 2018, all hedging instruments held by the Company were subject to enforceable master netting arrangements held with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date, in the same commodity and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of September 30, 2019 and December 31, 2018, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara included the Contingent Payment and the Elang Development deferred payment deeds, which were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. Contingent consideration of $28 and $26 was included in Other non-current assets in the Company's Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. See Note 18 for additional information.

Continental Conversion Option

In March 2019, Newmont entered into a $50 convertible debt agreement with Continental. The debt is convertible into common shares of Continental at a price of C$3.00 per share. The conversion feature has been identified as an embedded derivative, which has been bifurcated from the host instrument and included in the Continental equity method investment balance. The value of the conversion option was $29 as of September 30, 2019. See Notes 18 and 20 for additional information.

Provisional Sales

The Company sells gold, copper, silver, lead and zinc concentrates on a provisional basis. Provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which is not designated for hedge accounting treatment, is marked to market through earnings each period prior to final settlement.

The impact to Sales from revenue recognized due to the changes in the final pricing is a (decrease) increase of $4 and $(9) for the three months ended September 30, 2019 and 2018, respectively, and a (decrease) increase of $10 and $(17) for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, Newmont had gold sales of 112,000 ounces priced at an average of $1,491 per ounce, silver sales of 2 million ounces priced at an average of $17.57 per ounce, lead sales of 24 million pounds priced at an average of $0.94 per pound, zinc sales of 64 million pounds priced at an average of $1.06 per pound and copper sales of 15 million pounds priced at an average price of $2.61 per pound, subject to final pricing over the next several months.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 20    INVESTMENTS

	At September 30, 2019	At December 31, 2018
Current:
Marketable equity securities	$157	$48

Non-current:
Marketable equity securities	$144	$70
	144	70

Equity method investments:
Pueblo Viejo Mine (40.0%)	1,302	—
NuevaUnión Project (50.0%)	929	—
Norte Abierto Project (50.0%)	475	—
Continental Gold, Inc. (19.9%)	141	—
TMAC Resources Inc. (28.1%)	110	109
Alumbrera Mine (37.5%)	103	—
Maverix Metals Inc. (27.8%)	87	85
Minera La Zanja S.R.L. (46.9%)	4	7
	3,151	201
	$3,295	$271

Non-current restricted investments: (1)
Marketable debt securities	$51	$51
Other assets	1	6
	$52	$57

(1)	Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 7.

On April 18, 2019, as a part of the Newmont Goldcorp transaction, the Company acquired interests in the Pueblo Viejo Mine, the NuevaUnión Project, the Norte Abierto Project and the Alumbrera Mine. See Note 12 for additional information.

In June 2009, Goldcorp entered into a $400 shareholder loan agreement with Pueblo Viejo with a term of fifteen years. In April 2012, additional funding of $300 was issued to Pueblo Viejo with a term of twelve years. Both loans bear interest at 95% of LIBOR plus 2.95% payable semi-annually in arrears on February 28 and August 31 of each year. The loans have no set repayment terms. At September 30, 2019, the carrying amount of the Company’s share of shareholder loans to Pueblo Viejo was $423, which is included in the Pueblo Viejo equity method investment. At September 30, 2019, $15 in interest receivable relating to the shareholder loans was also included in the Pueblo Viejo equity method investment. In September 2019, the Company and Barrick entered into a $70 revolving loan facility (“Revolving Facility”) to provide short-term financing to Pueblo Viejo. The Company will fund 40% of the borrowings based on its pro-rata share ownership interest in Pueblo Viejo. The Revolver Facility bears interest at LIBOR plus 2.09% and expires on December 31, 2020. There were no borrowings outstanding under the Revolving Facility as of September 30, 2019. In addition, the Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $141 and $268 for the three and nine months ended September 30, 2019, respectively, and is included in Other income, net of subsequent sales. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of September 30, 2019 and December 31, 2018.

During the first quarter of 2019, the Company determined that based on its evolving roles on advisory committees and its support for recent financing events, Newmont now has the ability to exercise significant influence over Continental and concluded that the investment now qualifies as an equity method investment. As a result, the Company reclassified its existing Continental marketable equity security to an equity method investment. The fair value of the marketable equity security was $73, which formed the new basis for the equity method investment. Additionally, in March 2019, the Company entered into a convertible debt agreement with Continental totaling $50. The debt is convertible into common shares of Continental at a price of C$3.00 per share. The debt is an

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

unrestricted marketable debt security and is classified as available-for-sale. The fair value of the marketable debt security was $37 as of September 30, 2019 and is included in the Continental equity method investment balance. The conversion feature has been identified as an embedded derivative, which has been bifurcated from the host instrument and included in the Continental equity method investment balance. The fair value of the conversion option was $29 as of September 30, 2019. Changes in the conversion option fair value are included in Other Income, net. See Note 10 for additional information.

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

NOTE 21    INVENTORIES

	At September 30,	At December 31,
	2019	2018
Materials and supplies	$685	$439
In-process	193	104
Concentrate and copper cathode (1)	112	61
Precious metals (2)	112	26
	$1,102	$630

(1)	Concentrate includes gold, copper, silver, lead and zinc.
(2)	Precious metals includes gold and silver doré.

.

NOTE 22    STOCKPILES AND ORE ON LEACH PADS

	At September 30,	At December 31,
	2019	2018
Current:
Stockpiles	$414	$395
Ore on leach pads	346	302
	$760	$697
Non-current:
Stockpiles	$1,285	$1,429
Ore on leach pads	236	437
	$1,521	$1,866
Total:
Stockpiles	$1,699	$1,824
Ore on leach pads	582	739
	$2,281	$2,563

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Stockpiles		Leach pads
	At September 30,	At December 31,	At September 30,	At December 31,
	2019	2018	2019	2018
Stockpiles and ore on leach pads:
CC&V	$16	$23	$247	$278
Musselwhite	25	—	—	—
Porcupine	1	—	—	—
Éléonore	2	—	—	—
Peñasquito	128	—	—	—
Yanacocha	55	71	158	173
Merian	42	35	—	—
Cerro Negro	1	—	—	—
Boddington	460	458	—	—
Tanami	1	2	—	—
Kalgoorlie	108	121	—	—
Ahafo	416	417	—	—
Akyem	107	82	—	—
Nevada Gold Mines	337	—	177	—
Carlin	—	263	—	186
Phoenix	—	32	—	32
Twin Creeks	—	320	—	25
Long Canyon	—	—	—	45
	$1,699	$1,824	$582	$739

During the three and nine months ended September 30, 2019, the Company recorded write-downs of $1 and $95, respectively, classified as a component of Costs applicable to sales, and write-downs of nil and $34, respectively, classified as a component of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Write-downs of $1 during the three months ended September 30, 2019, related to NGM. Of the write-downs during the nine months ended September 30, 2019, $12 was related to CC&V, $13 to Yanacocha, $22 to Boddington, $34 to Akyem, $1 to NGM, $44 to Carlin and $3 to Twin Creeks.

During the three and nine months ended September 30, 2018, the Company recorded write-downs of $59 and $211, respectively, classified as a component of Costs applicable to sales, and write-downs of $19 and $76, respectively, classified as a component of Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2018, $52 was related to Carlin, including $29 relating to Emigrant as discussed in Note 8, $6 to Twin Creeks, $7 to CC&V and $13 to Yanacocha. Of the write-downs during the nine months ended September 30, 2018, $109 was related to Carlin, $39 to Twin Creeks, $7 to CC&V, $39 to Yanacocha, $46 to Ahafo and $47 to Akyem.

NOTE 23 PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable			At September 30, 2019			At December 31, 2018
	Life				Accumulated	Net Book		Accumulated	Net Book
	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Land				$204	$—	$204	$222	$—	$222
Facilities and equipment (1)	1	-	27	17,857	(8,348)	9,509	16,661	(10,683)	5,978
Mine development	1	-	17	3,414	(1,989)	1,425	5,598	(3,314)	2,284
Mineral interests	1	-	17	13,840	(1,069)	12,771	2,658	(1,114)	1,544
Construction-in-progress				2,288	—	2,288	2,230	—	2,230
				$37,603	$(11,406)	$26,197	$27,369	$(15,111)	$12,258

(1)	At September 30, 2019 and December 31, 2018, Facilities and equipment include finance lease right of use assets of $765 and $-, respectively.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Depreciable			At September 30, 2019			At December 31, 2018
	Life				Accumulated	Net Book		Accumulated	Net Book
Mineral Interests	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Production stage	1	-	17	$9,889	$(1,069)	$8,820	$1,654	$(1,114)	$540
Development stage		(1)		845	—	845	59	—	59
Exploration stage		(1)		3,106	—	3,106	945	—	945
				$13,840	$(1,069)	$12,771	$2,658	$(1,114)	$1,544

(1)	These amounts are currently non-depreciable as these mineral interests have not reached production stage.

.

NOTE 24    OTHER ASSETS

	At September 30,	At December 31,
	2019	2018
Other current assets:
Tax and other receivables	$377	$92
Prepaid assets	183	154
Restricted cash	19	1
Other	5	4
	$584	$251

Other non-current assets:
Operating leases	$97	$—
Restricted cash	92	91
Intangible assets	62	97
Restricted investments	52	57
Income tax receivable	45	47
Prepaid royalties	44	214
Taxes receivable other than income and mining taxes	41	23
Other	101	55
	$534	$584

NOTE 25    DEBT

Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2019 (for the remainder of 2019)	$626
2020	—
2021	550
2022	992
2023	1,000
Thereafter	3,624
$6,792

In September 2019, the Company completed a public offering of $700 unsecured Senior Notes due October 2029 (“2029 Notes”). Net proceeds from the 2029 Notes were $690. The 2029 Notes will pay interest semi-annually at a rate of 2.80% per annum. The proceeds from this issuance were primarily used to repay the outstanding balance on the 2019 Senior Notes of $626 on October 1, 2019.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

On April 4, 2019, the Company entered into a $3,000 revolving credit facility (“New Credit Agreement”) with a syndicate of financial institutions that expires in April 2024. The New Credit Agreement provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. The New Credit Agreement replaces the Company’s existing credit agreement dated as of May 20, 2011, as amended and restated as of May 25, 2017 (“Existing Credit Agreement”). Outstanding letters of credit under the Existing Credit Agreement of approximately $71 were transferred to the New Credit Agreement of which $60 remains outstanding as of September 30, 2019. Debt covenants under the New Credit Agreement are substantially the same as the Existing Credit Agreement.

Upon closing of the Newmont Goldcorp transaction, the Company paid the outstanding principal balances of Goldcorp’s term loan of $400 and Goldcorp’s revolving credit facility of $850. Additionally, the Company completed a like-for-like exchange for most of the outstanding notes issued by Goldcorp (“Existing Goldcorp notes”), with an aggregate principal amount of $2,000, for new notes issued by Newmont (the “New Newmont notes”) and nominal cash consideration. The New Newmont notes, issued April 22, 2019, and the Existing Goldcorp notes that were not tendered for exchange, consist of $472 and $78 of 3.625% notes due June 9, 2021, $810 and $190 of 3.70% notes due March 15, 2023 and $444 and $6 of 5.45% notes due June 9, 2044, respectively. Pursuant to registration rights issued with the New Newmont notes, the Company filed Form S-4 on June 28, 2019, which was declared effective on July 9, 2019. The exchange for the registered notes was completed on August 9, 2019.

On August 23, 2019, the Company successfully completed a consent solicitation for its notes due in 2035. In connection with the consent solicitation, certain amendments were executed to the indenture. In addition to releasing NGM as a guarantor of the Company’s notes due in 2035, certain provisions were amended to conform with the Company’s other outstanding indentures. The provision amendment was accounted for as a debt modification. For further information, see Note 4.

Prior to the closing of the Newmont Goldcorp transaction, Goldcorp held a series of letters of credit, several of which represented guarantees for reclamation obligations. Newmont Goldcorp continues to hold these letters of credit. At September 30, 2019, the Company had letters of credit outstanding in the amount of $410 of which $334 represented guarantees for reclamation obligations. This decrease of $2 from the $336, as of June 30, 2019, is due to the change in exchange rate. None of these letters of credit have been drawn on for reclamation obligations, as of September 30, 2019.

NOTE 26 LEASE AND OTHER FINANCING OBLIGATIONS

The Company primarily has operating and finance leases for corporate and regional offices, processing facilities and mining equipment. These leases have a remaining lease term of less than 1 year to 38 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 3 years. Certain of our leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Condensed Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Condensed Consolidated Balance Sheets.

Total lease cost includes the following components:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$6	$18
Finance lease cost
Amortization of ROU assets	25	50
Interest on lease liabilities	10	24
	35	74
Variable lease cost	112	227
Short-term lease cost	33	47
	$186	$366

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Other information related to leases includes the following:

Nine Months Ended
September 30, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$23
Operating cash flows relating to finance leases	$23
Financing cash flows relating to finance leases	$37

Supplemental Non-cash Information:
Lease obligations arising from obtaining ROU assets: (1)
Operating leases	$124
Finance leases	$714
(1)	Operating and financing lease obligations assumed in relation to the Newmont Goldcorp transaction were $58 and $414, respectively. Operating and financing lease obligations assumed in relation to the formation of NGM were $11 and $1, respectively.

Information related to lease terms and discount rates is as follows:

Weighted Average Remaining Lease Term:
Operating leases	6 years
Finance leases	12 years

Weighted Average Discount Rate:
Operating leases	5.04%
Finance leases	5.61%

Future minimum lease payments under non-cancellable leases as of September 30, 2019, were as follows:

	Operating	Financing
Year Ending December 31,	Leases	Leases
2019 (for the remainder of 2019)	$11	$26
2020	35	99
2021	22	95
2022	14	85
2023	8	79
Thereafter	29	598
Total future minimum lease payments	119	982
Less: Imputed interest	(16)	(285)
Total	$103	$697

In December 2017, the Company began the Tanami Power project which included the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualified for build-to-suit lease accounting. As of December 31, 2018, the financing obligations under the build-to-suit arrangements were $210, of which $24 was classified as current. During the first quarter of 2019, construction of the gas pipeline and power stations was completed. Upon completion, the build-to-suit arrangements failed to qualify for sale-leaseback accounting. Finance lease obligations recognized on both arrangements totaled $186 as of September 30, 2019, of which $26 was classified as current.

As of September 30, 2019, we have an additional operating lease for corporate office space that has not yet commenced. At commencement, the Company anticipates that this lease will result in an additional lease liability of $78. The operating lease is anticipated to commence in 2020 and has a lease term of 13 years.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 27    OTHER LIABILITIES

	At September 30,	At December 31,
	2019	2018
Other current liabilities:
Accrued operating costs	$279	$129
Reclamation and remediation liabilities	159	114
Silver streaming agreement	80	—
Accrued interest	74	52
Accrued capital expenditures	60	61
Royalties	53	63
Operating leases	38	—
Taxes other than income and mining	37	8
Holt royalty obligation	13	12
Other	75	16
	$868	$455

Other non-current liabilities:
Income and mining taxes (1)	$372	$17
Holt royalty obligation	243	149
Norte Abierto deferred payments	154	—
Galore Creek deferred payments	91	89
Operating leases	65	—
Social development obligations	17	18
Power supply agreements	—	28
Other	58	13
	$1,000	$314

(1)	Income and mining taxes includes a balance of $372 related to unrecognized tax benefits, interest and penalties. This includes the initial increase to the preliminary unrecognized tax benefits of $453 from Goldcorp. In the second quarter of 2019, a settlement was reached with the Mexican Tax Authority, reducing the initial unrecognized tax benefit from Goldcorp to $358.

NOTE 28    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Investment	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2018	$—	$118	$(262)	$(140)	$(284)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	3	7	(18)	2	(6)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	15	10	25
Other comprehensive income (loss)	3	7	(3)	12	19
Balance at September 30, 2019	$3	$125	$(265)	$(128)	$(265)

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pension and other post-retirement benefit adjustments:
Amortization	$6	$6	$12	$18	Other income, net
Curtailment	3	—	3	—	Other income, net
Total before tax	9	6	15	18
Tax	—	(1)	—	(4)
Net of tax	$9	$5	$15	$14

Hedge instruments adjustments:
Operating cash flow hedges	$—	$(1)	$2	$—	Costs applicable to sales
Interest rate contracts	2	2	8	8	Interest expense, net
Total before tax	2	1	10	8
Tax	1	—	—	(2)
Net of tax	$3	$1	$10	$6
Total reclassifications for the period, net of tax	$12	$6	$25	$20

NOTE 29    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2019	2018
Decrease (increase) in operating assets:
Trade and other receivables	$(217)	$(18)
Inventories, stockpiles and ore on leach pads	(90)	(274)
Other assets	45	(23)
Increase (decrease) in operating liabilities:
Accounts payable	(3)	(78)
Reclamation and remediation liabilities	(64)	(51)
Other accrued liabilities	(80)	(223)
	$(409)	$(667)

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 30    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	Three Months Ended September 30, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$47	$2,666	$—	$2,713
Costs and expenses:
Costs applicable to sales (1)	—	27	1,365	—	1,392
Depreciation and amortization	1	12	535	—	548
Reclamation and remediation	—	8	54	—	62
Exploration	—	—	88	—	88
Advanced projects, research and development	—	5	38	—	43
General and administrative	—	16	68	—	84
Impairment of long-lived assets	—	—	3	—	3
Other expense, net	1	17	17	—	35
	2	85	2,168	—	2,255
Other income (expense):
Gain on formation of Nevada Gold Mines	—	2,366	—	—	2,366
Other income, net	(13)	(3)	47	—	31
Interest income - intercompany	37	13	23	(73)	—
Interest expense - intercompany	(2)	—	(71)	73	—
Interest expense, net	(67)	—	(10)	—	(77)
	(45)	2,376	(11)	—	2,320
Income (loss) before income and mining tax and other items	(47)	2,338	487	—	2,778
Income and mining tax benefit (expense)	—	(470)	(88)	—	(558)
Equity income (loss) of affiliates	2,225	108	32	(2,333)	32
Net income (loss) from continuing operations	2,178	1,976	431	(2,333)	2,252
Net income (loss) from discontinued operations	—	—	(48)	—	(48)
Net income (loss)	2,178	1,976	383	(2,333)	2,204
Net loss (income) attributable to noncontrolling interests:	—	—	(26)	—	(26)
Net income (loss) attributable to Newmont stockholders	$2,178	$1,976	$357	$(2,333)	$2,178
Comprehensive income (loss)	$2,170	$1,960	$399	$(2,333)	$2,196
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(26)	—	(26)
Comprehensive income (loss) attributable to Newmont stockholders	$2,170	$1,960	$373	$(2,333)	$2,170

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended September 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$417	$1,309	$—	$1,726
Costs and expenses:
Costs applicable to sales (1)	—	293	702	—	995
Depreciation and amortization	1	85	213	—	299
Reclamation and remediation	—	4	27	—	31
Exploration	—	13	35	—	48
Advanced projects, research and development	—	8	29	—	37
General and administrative	—	20	39	—	59
Impairment of long-lived assets	—	336	30	—	366
Other expense, net	—	—	5	—	5
	1	759	1,080	—	1,840
Other income (expense):
Other income, net	(32)	9	60	—	37
Interest income - intercompany	16	14	12	(42)	—
Interest expense - intercompany	(10)	—	(32)	42	—
Interest expense, net	(45)	(3)	(3)	—	(51)
	(71)	20	37	—	(14)
Income (loss) before income and mining tax and other items	(72)	(322)	266	—	(128)
Income and mining tax benefit (expense)	16	79	(98)	—	(3)
Equity income (loss) of affiliates	(89)	(13)	(9)	102	(9)
Net income (loss) from continuing operations	(145)	(256)	159	102	(140)
Net income (loss) from discontinued operations	—	—	16	—	16
Net income (loss)	(145)	(256)	175	102	(124)
Net loss (income) attributable to noncontrolling interests	—	—	(21)	—	(21)
Net income (loss) attributable to Newmont stockholders	$(145)	$(256)	$154	$102	$(145)
Comprehensive income (loss)	$(133)	$(246)	$165	$102	$(112)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(21)	—	(21)
Comprehensive income (loss) attributable to Newmont stockholders	$(133)	$(246)	$144	$102	$(133)
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$881	$5,892	$—	$6,773
Costs and expenses:
Costs applicable to sales (1)	—	577	3,159	—	3,736
Depreciation and amortization	3	185	1,159	—	1,347
Reclamation and remediation	—	16	149	—	165
Exploration	—	20	178	—	198
Advanced projects, research and development	—	14	88	—	102
General and administrative	—	53	171	—	224
Impairment of long-lived assets	—	1	3	—	4
Other expense, net	4	149	86	—	239
	7	1,015	4,993	—	6,015
Other income (expense):
Gain on formation of Nevada Gold Mines	—	2,366	—	—	2,366
Other income, net	15	39	112	—	166
Interest income - intercompany	84	44	50	(178)	—
Interest expense - intercompany	(5)	—	(173)	178	—
Interest expense, net	(183)	(2)	(32)	—	(217)
	(89)	2,447	(43)	—	2,315
Income (loss) before income and mining tax and other items	(96)	2,313	856	—	3,073
Income and mining tax benefit (expense)	—	(478)	(225)	—	(703)
Equity income (loss) of affiliates	2,336	63	53	(2,399)	53
Net income (loss) from continuing operations	2,240	1,898	684	(2,399)	2,423
Net income (loss) from discontinued operations	—	—	(100)	—	(100)
Net income (loss)	2,240	1,898	584	(2,399)	2,323
Net loss (income) attributable to noncontrolling interests	—	—	(83)	—	(83)
Net income (loss) attributable to Newmont stockholders	$2,240	$1,898	$501	$(2,399)	$2,240
Comprehensive income (loss)	$2,259	$1,892	$590	$(2,399)	$2,342
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(83)	—	(83)
Comprehensive income (loss) attributable to Newmont stockholders	$2,259	$1,892	$507	$(2,399)	$2,259

(1)	Excludes Depreciation and amortization and Reclamation and remediation.

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

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$233	$107	$1,683	$(355)	$1,668
Net cash provided by (used in) operating activities of discontinued operations	—	—	(7)	—	(7)
Net cash provided by (used in) operating activities	233	107	1,676	(355)	1,661
Investing activities:
Additions to property, plant and mine development	—	(99)	(934)	—	(1,033)
Acquisitions, net	(17)	—	144	—	127
Purchases of investments	(72)	(4)	(18)	—	(94)
Return of investment from equity method investees	—	—	83	—	83
Proceeds from sales of investments	—	6	53	—	59
Proceeds from sales of other assets	—	20	9	—	29
Other	—	—	12	—	12
Net cash provided by (used in) investing activities	(89)	(77)	(651)	—	(817)
Financing activities:
Repayment of debt	—	—	(1,250)	—	(1,250)
Dividends paid to common stockholders	(775)	—	(355)	355	(775)
Proceeds from issuance of debt, net	690	—	—	—	690
Distributions to noncontrolling interests	—	—	(137)	—	(137)
Funding from noncontrolling interests	—	—	75	—	75
Payments for withholding of employee taxes related to stock-based compensation	—	(48)	—	—	(48)
Payments on lease and other financing obligations	—	—	(37)	—	(37)
Net intercompany borrowings (repayments)	(35)	21	14	—	—
Other	(24)	—	—	—	(24)
Net cash provided by (used in) financing activities	(144)	(27)	(1,690)	355	(1,506)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4)	—	(4)
Net change in cash, cash equivalents and restricted cash	—	3	(669)	—	(666)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,489	—	3,489
Cash, cash equivalents and restricted cash at end of period	$—	$3	$2,820	$—	$2,823

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$2,712	$—	$2,712
Restricted cash included in Other current assets	—	—	19	—	19
Restricted cash included in Other noncurrent assets	—	3	89	—	92
Total cash, cash equivalents and restricted cash	$—	$3	$2,820	$—	$2,823

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(123)	$339	$879	$—	$1,095
Net cash provided by (used in) operating activities of discontinued operations	—	—	(8)	—	(8)
Net cash provided by (used in) operating activities	(123)	339	871	—	1,087
Investing activities:
Additions to property, plant and mine development	—	(203)	(560)	—	(763)
Acquisitions, net	—	—	(138)	—	(138)
Purchases of investments	(4)	—	(13)	—	(17)
Proceeds from sales of investments	—	12	4	—	16
Proceeds from sales of other assets	—	—	23	—	23
Other	—	1	(6)	—	(5)
Net cash provided by (used in) investing activities	(4)	(190)	(690)	—	(884)
Financing activities:
Repayment of debt	—	—	—	—	—
Dividends paid to common stockholders	(226)	—	—	—	(226)
Distributions to noncontrolling interests	—	—	(107)	—	(107)
Funding from noncontrolling interests	—	—	77	—	77
Payments for withholding of employee taxes related to stock-based compensation	—	(39)	—	—	(39)
Payments on lease and other financing obligations	—	—	(3)		(3)
Proceeds from sale of noncontrolling interests	—	—	48	—	48
Repurchases of common stock	(96)	—	—	—	(96)
Net intercompany borrowings (repayments)	449	(109)	(340)	—	—
Other	—	(1)	1	—	—
Net cash provided by (used in) financing activities	127	(149)	(324)	—	(346)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4)	—	(4)
Net change in cash, cash equivalents and restricted cash	—	—	(147)	—	(147)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,298	—	3,298
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,151	$—	$3,151

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,068	$—	$3,068
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other noncurrent assets	—	—	82	—	82
Total cash, cash equivalents and restricted cash	$—	$—	$3,151	$—	$3,151

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont				Goldcorp
	Goldcorp	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$2,712	$—	$2,712
Trade receivables	—	26	357	—	383
Intercompany receivable	7,539	3,292	6,005	(16,836)	—
Investments	—	—	157	—	157
Inventories	—	—	1,102	—	1,102
Stockpiles and ore on leach pads	—	—	760	—	760
Other current assets	—	29	555	—	584
Current assets	7,539	3,347	11,648	(16,836)	5,698
Property, plant and mine development, net	11	42	26,169	(25)	26,197
Investments	157	2	3,136	—	3,295
Investments in subsidiaries	24,482	6,746	—	(31,228)	—
Stockpiles and ore on leach pads	—	—	1,521	—	1,521
Deferred income tax assets	—	—	440	—	440
Goodwill	—	—	3,078	—	3,078
Non-current intercompany receivable	1,801	547	—	(2,348)	—
Other non-current assets	—	60	474	—	534
Total assets	$33,990	$10,744	$46,466	$(50,437)	$40,763
Liabilities:
Debt	$626	$—	$—	$—	$626
Accounts payable	—	16	516	—	532
Intercompany payable	6,039	1,923	8,874	(16,836)	—
Employee-related benefits	3	83	270	—	356
Income and mining taxes	—	—	132	—	132
Lease and other financing obligations	—	—	97	—	97
Other current liabilities	75	84	709	—	868
Current liabilities	6,743	2,106	10,598	(16,836)	2,611
Debt	5,814	—	325	—	6,139
Lease and other financing obligations	—	—	600	—	600
Reclamation and remediation liabilities	—	22	3,419	—	3,441
Deferred income tax liabilities	—	470	2,495	—	2,965
Employee-related benefits	3	207	244	—	454
Non-current intercompany payable	—	—	2,373	(2,373)	—
Silver streaming agreement	—	—	1,069	—	1,069
Other non-current liabilities	—	13	987	—	1,000
Total liabilities	12,560	2,818	22,110	(19,209)	18,279
Contingently redeemable noncontrolling interest	—	—	49	—	49
Equity:
Newmont stockholders’ equity	21,430	7,926	23,302	(31,228)	21,430
Noncontrolling interests	—	—	1,005	—	1,005
Total equity	21,430	7,926	24,307	(31,228)	22,435
Total liabilities and equity	$33,990	$10,744	$46,466	$(50,437)	$40,763

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

Environmental Matters

Refer to Notes 7 and Note 25 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.

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

The remediation liability for the Midnite mine site and Dawn mill site is approximately $164 at September 30, 2019.

Other Legal Matters

Minera Yanacocha S.R.L. - 51.35% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011 to 2019, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. OEFA has resolved some alleged violations with minimal or no findings. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2017 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 17,642 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001260 based on current exchange rates with a total potential fine amount for outstanding matters of ($0 to $22.2). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

State of Zacatecas’ Ecological Tax. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Company’s Peñasquito mine may be subject to these taxes. Payments are due monthly in arrears with the first payment due on February 17, 2017. The legislation provides little direction for how the taxes are to be calculated and therefore, the Company is not able to estimate the amount of the taxes with sufficient reliability. Further, the Company believes that there is no legal basis for the taxes and filed legal claims challenging their constitutionality and legality on March 9, 2017. Other companies similarly situated also filed legal claims against the taxes. The Mexican federal government also filed a claim before the National Supreme Court against the State of Zacatecas challenging whether the State of Zacatecas had the

NEWMONT GOLDCORP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in millions, except per share, per ounce and per pound amounts)

constitutional authority to implement the taxes. On February 11, 2019, the National Supreme Court of Mexico ruled that the State of Zacatecas has the constitutional authority to implement environmental taxes, and that ruling was not subject to appeal. The Company’s case continued, and although there was an initial ruling in favor of the Company, this ruling was appealed by the local tax authorities. On October 15, 2019, the First Collegiate Circuit Court of the Auxiliary Center of the Eleventh Region reversed the favorable ruling (except with respect to one issue, which was affirmed in the Company’s favor). While the First Collegiate Circuit Court’s ruling is not subject to appeal, the Company is considering other potential defense mechanisms to challenge the taxes. As the Company is not able to estimate the amount of the taxes with sufficient reliability, no amounts have been recorded for any potential liability.

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

As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $154 as of September 30, 2019 to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Goldcorp Corporation, a Delaware corporation, formerly Newmont Mining Corporation, and its subsidiaries (collectively, “Newmont,” “Newmont Goldcorp,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” beginning on page 86.

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

Overview

Newmont is one of the world’s leading gold companies and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for 12 consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Australia, Argentina, Peru, Ghana, Suriname and Chile.

We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and building a stronger portfolio of longer-life, lower cost mines to generate the financial flexibility we need to fund our best projects, reduce debt, and return cash to shareholders.

Newmont Goldcorp Transaction

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement”) to acquire all outstanding shares of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. On April 18, 2019 (“acquisition date”), pursuant to the Arrangement Agreement, Newmont completed the business acquisition of Goldcorp. Under the terms of the Arrangement Agreement, the Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. For further information, see Note 3 to the Condensed Consolidated Financial Statements and Liquidity and Capital Resources below. The financial information included in the following discussion and analysis of financial condition and results of operations during the periods ended September 30, 2019, compared to the same periods in 2018, includes the results of operations acquired in the Newmont Goldcorp transaction since April 18, 2019.

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

For further information, see Note 4 to the Condensed Consolidated Financial Statements and Liquidity and Capital Resources below. The financial information included in the following discussion and analysis of financial condition and results of operations during the periods ended September 30, 2019, compared to the same periods in 2018, includes the results of operations related to NGM since July 1, 2019.

During the third quarter 2019, we began pursuing potential sale opportunities of our Red Lake site in Canada. Upon reaching definitive terms in a sale agreement and receiving board resolution approving a sale, we will classify Red Lake as held for sale.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended
	September 30,		Increase	Percent
	2019	2018	(decrease)	Change
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,226	$(161)	$2,387	(1,483)%
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$2.71	$(0.31)	$3.02	(974)%

	Nine Months Ended
	September 30,		Increase	Percent
	2019	2018	(decrease)	Change
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,340	$283	$2,057	727%
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$3.30	$0.53	$2.77	523%

The increases in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and nine months ended September 30, 2019, compared to the same periods in 2018, are primarily due to the recognized gain on the formation of NGM as well as higher production due to the Newmont Goldcorp transaction and higher third quarter average realized gold prices. For discussion regarding variations in production volumes and unit cost metrics, see Results of Consolidated Operations below.

The details of our Sales are set forth below. See Note 6 to our Condensed Consolidated Financial Statement for additional information.

	Three Months Ended
	September 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$2,483	$1,656	$827	50%
Copper	40	70	(30)	(43)
Silver	78	—	78	N.M.
Lead	25	—	25	N.M.
Zinc	87	—	87	N.M.
	$2,713	$1,726	$987	57%

	Nine Months Ended
	September 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$6,376	$4,976	$1,400	28%
Copper	163	229	(66)	(29)
Silver	109	—	109	N.M.
Lead	38	—	38	N.M.
Zinc	87	—	87	N.M.
	$6,773	$5,205	$1,568	30%

(1)	N.M. – Not meaningful

The following analysis summarizes consolidated gold sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated gold sales:
Gross before provisional pricing	$2,485	$1,668	$6,384	$5,007
Provisional pricing mark-to-market	6	(5)	13	(10)
Gross after provisional pricing	2,491	1,663	6,397	4,997
Treatment and refining charges	(8)	(7)	(21)	(21)
Net	$2,483	$1,656	$6,376	$4,976
Consolidated gold ounces sold (thousands)	1,682	1,378	4,656	3,914
Average realized gold price (per ounce)(1):
Gross before provisional pricing	$1,477	$1,210	$1,371	$1,279
Provisional pricing mark-to-market	4	(4)	3	(3)
Gross after provisional pricing	1,481	1,206	1,374	1,276
Treatment and refining charges	(5)	(5)	(4)	(5)
Net	$1,476	$1,201	$1,370	$1,271

(1)	Per ounce measures may not recalculate due to rounding.

The change in consolidated gold sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019 vs. 2018	2019 vs. 2018
Increase (decrease) in consolidated ounces sold	$367	$947
Increase (decrease) in average realized gold price	461	453
Decrease (increase) in treatment and refining charges	(1)	—
	$827	$1,400

The increases in gold sales during the three and nine months ended September 30, 2019, compared to the same periods in 2018, are primarily due to new production from the Newmont Goldcorp transaction and higher average realized gold prices. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated copper sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated copper sales:
Gross before provisional pricing	$44	$78	$173	$246
Provisional pricing mark-to-market	(2)	(4)	(3)	(7)
Gross after provisional pricing	42	74	170	239
Treatment and refining charges	(2)	(4)	(7)	(10)
Net	$40	$70	$163	$229
Consolidated copper pounds sold (millions)	17	28	63	82
Average realized copper price (per pound)(1):
Gross before provisional pricing	$2.62	$2.77	$2.75	$3.00
Provisional pricing mark-to-market	(0.13)	(0.14)	(0.05)	(0.08)
Gross after provisional pricing	2.49	2.63	2.70	2.92
Treatment and refining charges	(0.12)	(0.13)	(0.11)	(0.13)
Net	$2.37	$2.50	$2.59	$2.79

(1)	Per pound measures may not recalculate due to rounding.

The change in consolidated copper sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019 vs. 2018	2019 vs. 2018
Increase (decrease) in consolidated pounds sold	$(30)	$(56)
Increase (decrease) in average realized copper price	(2)	(13)
Decrease (increase) in treatment and refining charges	2	3
	$(30)	$(66)

The decreases in copper sales during the three and nine months ended September 30, 2019, compared to the same periods in 2018, are primarily due to copper being produced as a by-product for NGM, lower production at Boddington and lower average realized copper prices. For the comparable periods in 2018 and the first half of 2019, the Company recognized copper sales at its Phoenix operation as a co-product. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated silver sales:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Consolidated silver sales:
Gross before provisional pricing and silver streaming impact	$70	$96
Silver streaming amortization	11	16
Provisional pricing mark-to-market	—	—
Gross after provisional pricing and silver streaming impact	81	112
Treatment and refining charges	(3)	(3)
Net	$78	$109
Consolidated silver ounces sold (thousands)	4,552	6,719
Average realized silver price (per ounce)(1):
Gross before provisional pricing and silver streaming impact	$15.25	$14.35
Silver streaming amortization	2.41	2.39
Provisional pricing mark-to-market	—	—
Gross after provisional pricing and silver streaming impact	17.66	16.74
Treatment and refining charges	(0.48)	(0.51)
Net	$17.18	$16.23

(1)	Per ounce measures may not recalculate due to rounding.

The change in consolidated silver sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019 vs. 2018	2019 vs. 2018
Increase (decrease) in consolidated ounces sold	$81	$112
Increase (decrease) in average realized silver price	—	—
Decrease (increase) in treatment and refining charges	(3)	(3)
	$78	$109

The silver sales during the three and nine months ended September 30, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. Silver sales at all other Newmont Goldcorp operations are recognized as a by-product credit to Costs applicable to sales. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated lead sales:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Consolidated lead sales:
Gross before provisional pricing	$29	$44
Provisional pricing mark-to-market	—	—
Gross after provisional pricing	29	44
Treatment and refining charges	(4)	(6)
Net	$25	$38
Consolidated lead pounds sold (millions)	30	47
Average realized lead price (per pound)(1):
Gross before provisional pricing	$0.96	$0.93
Provisional pricing mark-to-market	—	—
Gross after provisional pricing	0.96	0.93
Treatment and refining charges	(0.12)	(0.12)
Net	$0.84	$0.81

(1)	Per pound measures may not recalculate due to rounding.

The change in consolidated lead sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019 vs. 2018	2019 vs. 2018
Increase (decrease) in consolidated pounds sold	$29	$44
Increase (decrease) in average realized lead price	—	—
Decrease (increase) in treatment and refining charges	(4)	(6)
	$25	$38

The lead sales during the three and nine months ended September 30, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The following analysis summarizes consolidated zinc sales:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Consolidated zinc sales:
Gross before provisional pricing	$112	$112
Provisional pricing mark-to-market	—	—
Gross after provisional pricing	112	112
Treatment and refining charges	(25)	(25)
Net	$87	$87
Consolidated zinc pounds sold (millions)	107	107
Average realized zinc price (per pound)(1):
Gross before provisional pricing	$1.04	$1.04
Provisional pricing mark-to-market	—	—
Gross after provisional pricing	1.04	1.04
Treatment and refining charges	(0.23)	(0.23)
Net	$0.81	$0.81
(1)	Per pound measures may not recalculate due to rounding.

The change in consolidated zinc sales is due to:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019 vs. 2018	2019 vs. 2018
Increase (decrease) in consolidated pounds sold	$112	$112
Increase (decrease) in average realized zinc price	—	—
Decrease (increase) in treatment and refining charges	(25)	(25)
	$87	$87

The zinc sales during the three and nine months ended September 30, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 5 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	September 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$1,232	$952	$280	29%
Copper	28	43	(15)	(35)
Silver	60	—	60	N.M.
Lead	25	—	25	N.M.
Zinc	47	—	47	N.M.
	$1,392	$995	$397	40%

	Nine Months Ended
	September 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$3,412	$2,853	$559	20%
Copper	115	136	(21)	(15)
Silver	101	—	101	N.M.
Lead	45	—	45	N.M.
Zinc	63	—	63	N.M.
	$3,736	$2,989	$747	25%

(1)	N.M. – Not meaningful

The increases in Costs applicable to sales for gold during the three and nine months ended September 30, 2019, compared to the same periods in 2018, are primarily due to new production associated with the Newmont Goldcorp transaction, partially offset by lower stockpile and leach pad inventory adjustments.

The decreases in Costs applicable to sales for copper during the three and nine months ended September 30, 2019, compared to the same periods in 2018, are primarily due to copper being produced as a by-product for NGM and lower production at Boddington.

The Costs applicable to sales for silver, lead and zinc during the three and nine months ended September 30, 2019, are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. See Note 5 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended
	September 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$490	$283	$207	73%
Copper	6	9	(3)	(33)
Silver	16	—	16	N.M.
Lead	7	—	7	N.M.
Zinc	13	—	13	N.M.
Other	16	7	9	129
	$548	$299	$249	83%

	Nine Months Ended
	September 30,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$1,218	$827	$391	47%
Copper	26	29	(3)	(10)
Silver	26	—	26	N.M.
Lead	13	—	13	N.M.
Zinc	22	—	22	N.M.
Other	42	23	19	83
	$1,347	$879	$468	53%

(1)	N.M. – Not meaningful

The increases in Depreciation and amortization for gold during the three and nine months ended September 30, 2019, compared to the same periods in 2018, are primarily due to new production associated with the Newmont Goldcorp transaction and the formation of NGM, partially offset by lower stockpile inventory adjustments.

The decreases in Depreciation and amortization for copper for the three and nine months ended September 30, 2019, compared to the same periods in 2018, are primarily due to copper being produced as a by-product, rather than a co-product, for NGM.

The Depreciation and amortization for silver, lead and zinc during the three and nine months ended September 30, 2019, is associated with production at Peñasquito resulting from the Newmont Goldcorp transaction.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

Reclamation and remediation increased by $31 and $69 during the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018, primarily due to an update of the project cost estimates at the Dawn, Mule Canyon and Northumberland sites, increased water management costs at the Con Mine and higher reclamation and remediation costs from the Newmont Goldcorp transaction.

Exploration increased by $40 and $56 during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to the Newmont Goldcorp transaction and increased expenditures at Coffee, Galore Creek, and various projects in Africa as we continue to focus on developing future reserves, partially offset by decreased spending in Nevada due to formation of NGM.

Advanced projects, research and development increased by $6 during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to increased spending at Coffee, Galore Creek, and various projects in Africa partially offset by lower spending associated with the Yanacocha Sulfides and lower spend in Nevada due to formation of NGM. Advanced projects, research and development decreased by $5 during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to lower spending associated with the Yanacocha Sulfides and Chaquicocha Oxides projects in South America, partially offset by increased spending at Coffee, Galore Creek and various projects in Africa.

General and administrative increased $25 and $43 during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to the Newmont Goldcorp transaction.

Impairment of long-lived assets decreased by $363 and $362 during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to the impairment of long-lived assets in 2018 at certain exploration properties and the Emigrant operation in North America, due to the Company’s decision to focus on advancing other projects and a change in mine plan resulting in a significant decrease in mine life at Emigrant, respectively. For additional information regarding these impairments, see Note 8 and 18 to our Condensed Consolidated Financial Statements.

Other expense, net increased $30 and $210 during the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018, primarily due to banking, legal, consulting services, severance and accelerated share award payments associated with the Newmont Goldcorp transaction and banking, consulting and legal costs associated with the formation of NGM, including hostile defense fees.

Gain on formation of Nevada Gold Mines was $2,366 for the three and nine months ended September 30, 2019, compared to nil for the same period in 2018. The gain on formation of NGM represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed. For additional information regarding the formation of NGM, see Note 4 to our Condensed Consolidated Financial Statement.

Other income, net decreased by $6 and $31 during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease is primarily due to a gain in 2018 from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix Metals Inc. (“Maverix”), insurance proceeds received in 2018 and decreasing foreign currency exchange gains. This decrease was partially offset by a gain in 2019 from the sale of exploration properties in North America and unrealized holdings gains on marketable equity securities in 2019.

Interest expense, net increased by $26 and $64 during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to increased debt balances as a result of the Newmont Goldcorp transaction and a decrease in capitalized interest.

Income and mining tax expense (benefit) was $558 and $3 and $703 and $126 during the three and nine months ended September 30, 2019 and September 30, 2018, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; (vii) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 11 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	September 30, 2019						September 30, 2018
					Income Tax					Income Tax
	Income		Effective		(Benefit)		Income	Effective		(Benefit)
	(Loss)(1)		Tax Rate		Provision		(Loss)(1)	Tax Rate		Provision
Nevada	$88		22		19	(2)	$(342)	26%		$(90)	(2)
CC&V	18		—		—	(3)	4	25		1	(3)
Corporate & Other	2,278	(4)	20		464	(5)	(103)	5		(5)	(5)
Total US	2,384		20		483		(441)	21		(94)
Australia	168		37		62	(6)	172	41		71	(6)
Ghana	145		34		50		82	32		26
Suriname	69		26		18		46	26		12
Peru	48		73		35	(7)	14	—		—	(7)
Canada	(75)		31		(23)	(8)	(1)	—		—	(8)
Mexico	(5)		(620)		31	(9)	—	—		—	(9)
Argentina	18		(506)		(91)	(10)	—	—		—	(10)
Other Foreign	26		8		2		—	—		—
Rate adjustments	—		N/A		(9)	(11)	—	N/A		(12)	(11)
Consolidated	$2,778		20%	(12)	$558		$(128)	(2)%	(12)	$3

(1)	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 5.
(2)	Includes deduction for percentage depletion of $(10) and $(7) and mining taxes of $7 and $11, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)	Includes deduction for percentage depletion of $(5) and $(1), respectively.
(4)	Includes the gain on formation of NGM. See Note 4 for further discussion.
(5)	Includes valuation allowance of $36 and $10, respectively. In 2018, Canada was considered immaterial to the total tax expense and was included in the Corporate & Other geographic location. With the acquisition of Goldcorp, Canada is expected to have material income (loss) from continuing operations and is presented separately.
(6)	Includes mining taxes of $13 and $24, respectively.
(7)	Includes mining taxes of $7 and $- and valuation allowance of $13 and $(2), respectively.
(8)	Includes mining taxes of $1 and $-, valuation allowance of $7 and $(1), uncertain tax position reserve adjustment of $(5) and $-, and tax impacts from the exposure to fluctuations in foreign currency of $(9) and $-, respectively.
(9)	Includes mining tax of $(9) and $-, valuation allowance of $25 and $-, uncertain tax position reserve adjustment of $13 and $-, and tax impacts from the exposure to fluctuations in foreign currency of $(12) and $-, respectively.
(10)	Includes valuation allowance $13 and $- and tax impacts from the exposure to fluctuations in foreign currency of $(117) and $-, respectively.
(11)	In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(12)	The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

	Nine Months Ended
	September 30, 2019						September 30, 2018
					Income Tax					Income Tax
	Income		Effective		(Benefit)		Income	Effective		(Benefit)
	(Loss)(1)		Tax Rate		Provision		(Loss)(1)	Tax Rate		Provision
Nevada	$238		20		47	(2)	$(172)	37%		$(63)	(2)
CC&V	21		—		—	(3)	54	11		6	(3)
Corporate & Other	2,033	(4)	22		455	(5)	(219)	16		(34)	(5)
Total US	2,292		22		502		(337)	27		(91)
Australia	414		40		164	(6)	516	28		147	(6)
Ghana	292		34		98		138	33		45
Suriname	195		26		50		137	26		36
Peru	112		54		61	(7)	(33)	(9)		3	(7)
Canada	(105)		11		(12)	(8)	40	—		—	(8)
Mexico	(182)		20		(37)	(9)	—	—		—	(9)
Argentina	9		(1,133)		(102)	(10)	—	—		—	(10)
Other Foreign	46		11		5		(1)	—		—
Rate adjustments	—		N/A		(26)	(11)	—	N/A		(14)	(11)
Consolidated	$3,073		23%	(12)	$703		$460	27%	(12)	$126

(1)	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 5.
(2)	Includes deduction for percentage depletion of $(25) and $(26), mining taxes of $18 and $1, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)	Includes deduction for percentage depletion of $(4) and $(7), respectively.
(4)	Includes the gain on formation of NGM. See Note 4 for further discussion.
(5)	Includes valuation allowance of $64 and $3 and uncertain tax position reserve adjustment of $5 and $-, respectively. In 2018, Canada was considered immaterial to the total tax expense and was included in the Corporate & Other geographic location. With the acquisition of Goldcorp, Canada is expected to have material income (loss) from continuing operations and is presented separately.
(6)	Includes mining taxes of $41 and $44 and valuation allowance of $- and $(46), respectively.
(7)	Includes mining taxes of $9 and $3 and valuation allowance of $17 and $8, respectively.
(8)	Includes valuation allowance of $3 and $(12), uncertain tax position reserve adjustment of $3 and $1, and tax impacts from the exposure to fluctuations in foreign currency of $6 and $-, respectively.
(9)	Includes mining tax of $1 and $-, valuation allowance of $27 and $-, uncertain tax position reserve adjustment of $13 and $-, and tax impacts from the exposure to fluctuations in foreign currency of $(41) and $-, respectively.
(10)	Includes tax impacts from the exposure to fluctuations in foreign currency of $(112) and $-, respectively.
(11)	In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(12)	The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our consolidated effective income tax rate.

Equity income (loss) of affiliates increased by $41 and $78 during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to income from the Pueblo Viejo mine, an equity method investment acquired in the Newmont Goldcorp transaction. Since the acquisition date and on an attributable basis, earnings before income, taxes and depreciation and amortization (“Pueblo Viejo EBITDA”) related to the Pueblo Viejo mine was $154, based on 169,000 ounces of attributable gold production during the period. Pueblo Viejo EBITDA is a non-GAAP financial measure. See page 86 for reconciliation to Equity income (loss) of affiliates.

Net income (loss) from discontinued operations was $(48) and $(100) for the three and nine months ended September 30, 2019, respectively. The change is primarily due to an increase in the Holt royalty obligation resulting from an increase in the expected gold price and a decrease in the discount rate. Net income (loss) from discontinued operations was $16 and $56 for the three and nine months ended September 30, 2018, respectively. The change was primarily due to a decrease in the Holt royalty obligation resulting from an increase in the discount rate and a decrease in the gold price.

For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.

Net loss (income) attributable to noncontrolling interests from continuing operations was $26 and $83 during the three and nine months ended September 30, 2019, respectively, and was $21 and $26 during the three and nine months ended September 30, 2018, respectively. The change is due to increased net income at Merian and Yanacocha.

Results of Consolidated Operations

In addition to gold and copper, we have added silver, lead and zinc as new metals following the completion of the Newmont Goldcorp transaction. Additionally, NGM is now included as part of the Nevada reportable segment as a result of the formation of NGM. Refer to Note 3 and Note 4 for further information on these transactions. Newmont has developed the gold equivalent ounces metric to provide a comparable basis for analysis and understanding of our operations and performance. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019 and Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing for 2018.

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	325	82	$945	$825	$394	$261	$1,276	$927
South America	375	286	669	636	225	193	841	822
Australia	339	385	768	691	171	134	944	811
Africa	267	212	563	505	282	259	741	679
Nevada	344	429	711	799	434	253	915	969
Total/Weighted-Average (3)	1,650	1,394	$733	$691	$301	$210	$987	$895
Attributable to Newmont	1,550	1,286

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (4)(5)	203	—	$756	$—	$206	$—	$1,226	$—
Australia (6)	33	40	758	675	145	126	907	803
Nevada (7)	—	16	—	861	—	231	—	1,114
Total/Weighted-Average	236	56	$747	$713	$192	$147	$1,155	$867

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	94	—

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	657	217	$976	$710	$378	$241	$1,290	$863
South America	1,027	728	638	704	229	212	803	870
Australia	1,038	1,142	749	703	164	131	911	832
Africa	775	621	586	670	299	310	776	818
Nevada	1,102	1,214	761	803	317	$242	956	982
Total/Weighted-Average (3)	4,599	3,922	$733	$729	$271	$217	$974	$937
Attributable to Newmont	4,292	3,657

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (4)(5)	256	—	$980	$—	$284	$—	$1,471	$—
Australia (6)	104	132	819	727	155	135	966	865
Nevada (7)	35	48	750	886	243	236	894	1,095
Total/Weighted-Average	395	180	$908	$768	$241	$161	$1,259	$924

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	169	—

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 86.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the three months nine months ended September 30, 2019, North America produced 7,415 thousand ounces of silver, 51 million pounds of lead and 83 million pounds of zinc. The Peñasquito mine in North America was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
(5)	For the nine months ended September 30, 2019, North America produced 9,158 thousand ounces of silver, 63 million pounds of lead and 108 million pounds of zinc. The Peñasquito mine in North America was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
(6)	For the three months ended September 30, 2019 and 2018, the Boddington mine in Australia produced 14 million and 18 million pounds of copper, respectively. For the nine months ended September 30, 2019 and 2018, Boddington produced 45 million and 61 million pounds of copper, respectively.
(7)	For the three months ended September 30, 2018, the Phoenix mine in Nevada produced 8 million pounds of copper. For the nine months ended September 30, 2019 and 2018, Phoenix produced 15 million and 22 million pounds of copper, respectively. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
(8)	Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Three months ended September 30, 2019 compared to 2018

Consolidated gold production increased 18% primarily due to new production from Éléonore, Porcupine, Peñasquito and Red Lake in North America and Cerro Negro in South America and higher ore grade milled at Ahafo in Africa, partially offset by lower ore grade milled at Kalgoorlie and Boddington in Australia, as well as Yanacocha and Merian in South America. Production at Musselwhite in North America continued to be impacted by the conveyor fire in March 2019. Production at Peñasquito in North America was impacted by the operation being placed into care and maintenance for 17 days in the third quarter of 2019 due to a blockade. The blockade was lifted in early October 2019; a gradual ramp up of operations started in late October while negotiations continue.

Consolidated gold equivalent ounces – other metals production increased 321% primarily due to new production at Peñasquito in North America, partially offset by the classification of copper as a by-product following the formation of NGM and lower ore grade milled at Boddington in Australia. Production at Peñasquito in North America was impacted by the operation being placed into care and maintenance for 17 days in the third quarter of 2019 following a blockade.

Costs applicable to sales per consolidated gold ounce increased 6% primarily due to higher gold price-related royalties, high unit costs at Peñasquito as a result of the blockade and higher unit costs at Red Lake due to a temporary pause in mining at the Cochenour complex, partially offset by higher ounces sold and lower stockpile and leach pad inventory adjustments. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 5% primarily due to lower gold equivalent ounces – other metals sold, an unfavorable strip ratio and higher mill maintenance costs at Boddington in Australia.

Depreciation and amortization per consolidated gold ounce increased 43% primarily due to higher amortization rates from asset additions including new assets acquired following the completion of the Newmont Goldcorp transaction and the formation of NGM, partially offset by higher gold ounces sold. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 31% primarily due to higher amortization rates from asset additions including new assets acquired following the completion of the Newmont Goldcorp transaction.

All-in sustaining costs per consolidated gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 33% primarily due to higher sustaining capital spend, higher treatment and refining costs and higher costs applicable to sales per gold equivalent ounce – other metals.

Nine months ended September 30, 2019 compared to 2018

Consolidated gold production increased 17% primarily due to new production from Éléonore, Porcupine, Peñasquito and Red Lake in North America and Cerro Negro in South America, higher ore grade milled at Ahafo in Africa, higher ore grade milled and higher leach production at Yanacocha and higher ore grade milled and mill throughput at Merian in South America, higher mill throughput at Tanami in Australia and higher leach recoveries at CC&V in North America, partially offset by lower ore grade milled at Kalgoorlie and Boddington in Australia. Production at Musselwhite in North America continued to be impacted by the conveyor fire in March 2019. Production at Peñasquito in North America was impacted by the operation being placed into care and maintenance for 49 days in the second quarter of 2019 and 17 days in the third quarter following community led blockades.

Consolidated gold equivalent ounces – other metals production increased 119% primarily due to new production at Peñasquito in North America, partially offset by the classification of copper as a by-product following the formation of NGM and lower ore grade milled at Boddington in Australia. Production at Peñasquito in North America was impacted by the operation being placed into care and maintenance for 49 days in the second quarter of 2019 and 17 days in the third quarter following community led blockades.

Costs applicable to sales per consolidated gold ounce increased 1% primarily due to high unit costs at Peñasquito as a result of the blockade and at Musselwhite as a result of the conveyor fire in March 2019, partially offset by higher gold ounces sold and lower stockpile and leach pad inventory adjustments. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 18% primarily due to a high unit cost produced at Peñasquito as a result of the blockades.

Depreciation and amortization per consolidated gold ounce increased 25% primarily due to higher amortization rates from asset additions including new assets acquired following the completion of the Newmont Goldcorp transaction and the formation of NGM, partially offset by higher gold ounces sold and lower stockpile inventory adjustments. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 50% primarily due to higher amortization rates from asset additions including assets acquired following the completion of the Newmont Goldcorp transaction.

All-in sustaining costs per consolidated gold ounce increased 4% primarily due to higher sustaining capital spend and higher cost applicable to sales per gold ounce. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 36% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals, higher sustaining capital spend and higher treatment and refining costs.

North America Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	82	82	$890	$825	$291	$261	$1,087	$927
Red Lake	25	—	1,479	—	704	—	1,872	—
Musselwhite	—	—	—	—	—	—	—	—
Porcupine	77	—	739	—	270	—	843	—
Éléonore	82	—	827	—	329	—	932	—
Peñasquito	59	—	1,131	—	286	—	1,681	—
Total/Weighted-Average (3)	325	82	$945	$825	$394	261	$1,276	$927

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)(5)	203	—	$756	$—	$206	$—	$1,226	$—

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	240	217	$903	$710	$294	$241	$1,076	$863
Red Lake	65	—	1,298	—	629	—	1,734	—
Musselwhite	3	—	3,570	—	3,129	—	7,131	—
Porcupine	130	—	877	—	290	—	1,027	—
Éléonore	148	—	861	—	308	—	1,002	—
Peñasquito	71	—	1,226	—	305	—	1,714	—
Total/Weighted-Average (3)	657	217	$976	710	$378	$241	$1,290	$863

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)(5)	256	—	$980	$—	$284	$—	$1,471	$—

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 86.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the three months ended September 30, 2019, Peñasquito produced 7,415 thousand ounces of silver, 51 million pounds of lead and 83 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction
(5)	For the nine months ended September 30, 2019, Peñasquito produced 9,158 thousand ounces of silver, 63 million pounds of lead and 108 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.

Three months ended September 30, 2019 compared to 2018

CC&V, USA. Gold production was in line with the prior year. Costs applicable to sales per gold ounce increased 8% primarily due to timing of gold sales. Depreciation and amortization per gold ounce increased 11% primarily due to asset additions and timing of gold sales. All-in sustaining costs per gold ounce increased 17% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Red Lake, Canada. Gold production at Red Lake was 25,000 gold ounces in the third quarter of 2019. Production and cost metrics in the third quarter reflected a temporary pause in mining at the Cochenour complex while buttress work was completed to strengthen controls against potential water ingress. Mining resumed in October of 2019 following the completion of the work.

Musselwhite, Canada. There was no gold production at the Musselwhite mine site in the third quarter of 2019 following a conveyor fire in March 2019. Musselwhite resumed mining activities in the third quarter of 2019 and will continue stockpiling ore mined until processing activities are restarted, which is expected in the first half of 2020.

Porcupine, Canada. Gold production at Porcupine was 77,000 gold ounces in the third quarter of 2019. Production and cost metrics in the third quarter were impacted by lower tons mined at Hoyle Pond, the highest grade contributor to Porcupine, and costs related to early production at Borden, which achieved commercial production on October 1, 2019.

Éléonore, Canada. Gold production at Éléonore was 82,000 gold ounces in the third quarter of 2019.

Peñasquito, Mexico. Gold and gold equivalent ounces – other metals production at Peñasquito were 59,000 gold ounces and 203,000 gold equivalent ounces – other metals, respectively, in the third quarter of 2019. Production and cost metrics were impacted by the operation being placed into care and maintenance in the third quarter of 2019 due to a blockade. The blockade was lifted in early October 2019; a gradual ramp up of operations started in late October while negotiations continue.

Nine months ended September 30, 2019 compared to 2018

CC&V, USA. Gold production increased 11% primarily due to higher leach recoveries from Valley Leach Fill 2 and a lower build up of concentrate inventory. Costs applicable to sales per gold ounce increased 27% primarily due to lower ore grade mined and higher leach pad inventory adjustments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 22% primarily due to asset additions and higher leach pad inventory adjustments. All-in sustaining costs per gold ounce increased 25% primarily due to higher costs applicable to sales per gold ounce.

Red Lake, Canada. Gold production at Red Lake was 65,000 gold ounces since the completion of the acquisition of the Red Lake mine site as part of the Newmont Goldcorp transaction. Production and cost metrics this year reflected on-going ramp up of mining at Cochenour, which achieved commercial production on April 1, 2019 and a temporary pause in mining at the Cochenour complex while buttress work was completed to strengthen controls against potential water ingress. Mining resumed in October of 2019 following the completion of the work.

Musselwhite, Canada. Gold production at Musselwhite was 3,000 gold ounces since the completion of the acquisition of the Musselwhite mine site as part of the Newmont Goldcorp transaction. Production and cost metrics this year were significantly impacted by a conveyor fire in March 2019. Musselwhite resumed mining activities in the third quarter of 2019 and will continue stockpiling ore mined until processing activities are restarted, which is expected in the first half of 2020. Since the fire, we collected $45 in insurance proceeds related to the conveyor fire of which $14 was recognized as an offset to the abnormal costs applicable to sales.

Porcupine, Canada. Gold production at Porcupine was 130,000 gold ounces since the completion of the acquisition of the Porcupine mine site as part of the Newmont Goldcorp transaction. Production and cost metrics this year were impacted by lower tons mined at Hoyle Pond, the highest grade contributor to Porcupine, and costs related to early production at Borden, which achieved commercial production on October 1, 2019.

Éléonore, Canada. Gold production at Éléonore was 148,000 gold ounces since the completion of the acquisition of the Éléonore mine site as part of the Newmont Goldcorp transaction.

Peñasquito, Mexico. Gold and gold equivalent ounces – other metals production at Peñasquito were 71,000 gold ounces and 256,000 gold equivalent ounces – other metals, respectively, since the completion of the acquisition of the Peñasquito mine site as part of the Newmont Goldcorp transaction. Production and cost metrics were impacted by the operation being placed into care and maintenance for 49 days in the second quarter and 17 days in the third quarter of 2019 due to blockades.

South America Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	143	153	$720	$740	$226	$192	$881	$945
Merian	124	133	616	513	191	169	761	631
Cerro Negro	108	—	663	—	235	—	860	—
Total / Weighted Average (3)	375	286	$669	$636	$225	$193	$841	$822
Yanacocha (48.65%) (4)	(68)	(75)
Merian (25.00%)	(32)	(33)
Attributable to Newmont	275	178

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	94	—

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	426	373	$710	$855	$200	$218	$895	$1,032
Merian	398	355	555	544	176	179	672	678
Cerro Negro	203	—	648	—	340	—	833	—
Total / Weighted Average (3)	1,027	728	$638	$704	$229	$212	$803	$870
Yanacocha (48.65%) (4)	(207)	(176)
Merian (25.00%)	(100)	(89)
Attributable to Newmont	720	463

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	169	—

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 86.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	In June 2018, Yanacocha sold a 5% ownership interest to a subsidiary of Sumitomo Corporation, reducing Newmont Goldcorp’s ownership from 54.05% to 51.35%. See Note 14 to our Condensed Consolidated Financial Statements.
(5)	Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Three months ended September 30, 2019 compared to 2018

Yanacocha, Peru. Gold production decreased 7% primarily due to lower ore grade milled and lower mill throughput, partially offset by higher leach production. Costs applicable to sales per gold ounce decreased 3% primarily due to lower stockpile and leach pad inventory adjustments, partially offset by lower gold ounces sold. Depreciation and amortization per gold ounce increased 18% primarily due to higher amortization rates and lower gold ounces sold. All-in sustaining costs per gold ounce decreased 7% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Merian, Suriname. Gold production decreased 7% primarily due to lower ore grade milled and lower recovery, partially offset by a lower build up of in-circuit inventory. Costs applicable to sales per gold ounce increased 20% primarily due to lower gold ounces sold, an unfavorable strip ratio and higher gold price-related royalties. Depreciation and amortization per gold ounce increased 13% due to lower gold ounces sold and higher amortization rates from asset additions. All-in sustaining costs per gold ounce increased 21% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Cerro Negro, Argentina. Gold production at Cerro Negro was 108,000 gold ounces in the third quarter of 2019.

Pueblo Viejo, Dominican Republic. Gold production at Pueblo Viejo was 94,000 gold ounces on an attributable basis in the third quarter of 2019. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Nine months ended September 30, 2019 compared to 2018

Yanacocha, Peru. Gold production increased 14% primarily due to higher leach production and higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 17% primarily due to higher gold ounces sold and lower stockpile and leach pad inventory adjustments, partially offset by lower by-product credits from the sale of copper and silver concentrates. Depreciation and amortization per gold ounce decreased 8% primarily due to higher gold ounces sold and lower stockpile and leach pad inventory adjustments. All-in sustaining costs per gold ounce decreased 13% due to lower costs applicable to sales per gold ounce, partially offset by higher reclamation and exploration costs.

Merian, Suriname. Gold production increased 12% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 2% primarily due to higher gold price-related royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 2% primarily due to higher gold ounces sold, partially offset by higher amortization rates from asset additions. All-in sustaining costs per gold ounce decreased 1% primarily due to lower other expenses, partially offset by higher costs applicable to sales per gold ounce.

Cerro Negro, Argentina. Gold production at Cerro Negro was 203,000 gold ounces since we completed the acquisition of the Cerro Negro mine site as part of the Newmont Goldcorp transaction.

Pueblo Viejo, Dominican Republic. Gold production at Pueblo Viejo was 169,000 gold ounces on an attributable basis since we completed the acquisition of our interest in the Pueblo Viejo mine site as part of the Newmont Goldcorp transaction. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Australia Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	167	187	$813	$741	$151	$138	$958	$838
Tanami	114	123	573	583	220	150	758	736
Kalgoorlie	58	75	996	736	109	77	1,141	804
Total/Weighted-Average (3)	339	385	$768	$691	$171	$134	$944	$811

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (4)	33	40	$758	$675	$145	$126	$907	$803

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	507	547	$825	$756	$153	$138	$949	$860
Tanami	361	341	549	629	191	153	725	801
Kalgoorlie	170	254	942	692	110	70	1,090	777
Total/Weighted-Average (3)	1,038	1,142	$749	$703	$164	$131	$911	$832

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (4)	104	132	$819	$727	$155	$135	$966	$865

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 86.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the three months ended September 30, 2019 and 2018, Boddington produced 14 million and 18 million pounds of copper, respectively. For the nine months ended September 30, 2019 and 2018, Boddington produced 45 million and 61 million pounds of copper, respectively.

Three months ended September 30, 2019 compared to 2018

Boddington, Australia. Gold production decreased 11% primarily due to lower ore grade milled from lower ore grade mined and lower mill throughput. Gold equivalent ounces – other metals production decreased 18% primarily due to lower ore grade milled as a result of lower ore grade mined. Costs applicable to sales per gold ounce increased 10% primarily due to lower gold ounces sold, an unfavorable strip ratio and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign currency exchange rate. Costs applicable to sales per gold equivalent ounce – other metals increased 12% primarily due to lower gold equivalent ounces – other metals sold, an unfavorable strip ratio and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 9% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 15% primarily due to lower gold equivalent ounces – other metals sold. All-in sustaining costs per gold ounce increased 14% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 13% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals and higher sustaining capital spend.

Tanami, Australia. Gold production decreased 7% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher mill throughput as a result of higher ore tons mined. Costs applicable to sales per gold ounce decreased 2% primarily due to a favorable Australian dollar foreign currency exchange rate, partially offset by lower gold ounces sold. Depreciation and amortization per gold ounce increased 47% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in the first quarter of 2019. All-in sustaining costs per gold ounce increased 3% primarily due to higher sustaining capital spend, partially offset by lower costs applicable to sales per gold ounce and lower exploration spend.

Kalgoorlie, Australia. Gold production decreased 23% primarily due to lower ore grade milled. The lower ore grade milled was a result of lower ore grade mined and reduced ore tons mined from the pit due to geotechnical challenges. Costs applicable to sales per gold ounce increased 35% primarily due to lower gold ounces sold, an unfavorable strip ratio and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign exchange rate. Depreciation and amortization per gold ounce increased 42% primarily due to lower gold ounces sold and higher amortization rates. All-in sustaining costs per gold ounce increased 42% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Nine months ended September 30, 2019 compared to 2018

Boddington, Australia. Gold production decreased 7% primarily due to lower ore grade milled as a result of lower ore grade mined and lower mill throughput partially offset by higher recovery. Gold equivalent ounces – other metals production decreased 21% primarily due to lower ore grade milled as a result of lower ore grade mined. Costs applicable to sales per gold ounce increased 9% primarily due to lower gold ounces sold, an unfavorable strip ratio, higher stockpile inventory adjustments and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign exchange rate. Costs applicable to sales per gold equivalent ounce – other metals increased 13% primarily due to lower gold equivalent ounces – other metals sold, higher stockpile inventory adjustments and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign exchange rate. Depreciation and amortization per gold ounce increased 11% due to lower gold ounces sold and higher stockpile inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals increased 15% primarily due to lower gold equivalent ounces – other metals sold and higher stockpile inventory adjustments. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 12% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals and higher sustaining capital spend.

Tanami, Australia. Gold production increased 6% primarily due to higher mill throughput as a result of higher ore tons mined. Costs applicable to sales per gold ounce decreased 13% primarily due to higher gold ounces sold, higher allocation of costs to deferred mine development and a favorable Australian dollar foreign exchange rate, partially offset by higher equipment maintenance costs. Depreciation and amortization per gold ounce increased 25% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in the first quarter of 2019, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 9% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.

Kalgoorlie, Australia. Gold production decreased 33% primarily due to lower ore grade milled. The lower ore grade milled was a result of lower ore grade mined and reduced ore tons mined from the pit due to geotechnical challenges. Costs applicable to sales per gold ounce increased 36% primarily due to lower gold ounces sold, an unfavorable strip ratio and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign exchange rate. Depreciation and amortization per gold ounce increased 57% primarily due to lower gold ounces sold and higher amortization rates. All-in sustaining costs per gold ounce increased 40% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Africa Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	162	105	$617	$605	$256	$211	$811	$770
Akyem	105	107	484	408	319	296	612	574
Total / Weighted Average (3)	267	212	$563	$505	$282	$259	$741	$679

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	458	308	$621	$789	$253	$251	$820	$906
Akyem	317	313	537	553	363	368	691	715
Total / Weighted Average (3)	775	621	$586	$670	$299	$310	$776	$818

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 86.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.

Three months ended September 30, 2019 compared to 2018

Ahafo, Ghana. Gold production increased 54% primarily due to higher ore grade milled as a result of higher ore grade mined from the Subika pit. Costs applicable to sales per gold ounce increased 2% primarily due to higher gold price-related royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 21% primarily due to higher amortization from asset additions, partially offset by higher ounces sold. All-in sustaining costs per gold ounce increased 5% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Akyem, Ghana. Gold production decreased 2% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 19% primarily due to higher gold price-related royalties and higher equipment maintenance costs. Depreciation and amortization per gold ounce increased 8% primarily due to higher amortization rates. All-in sustaining costs per gold ounce increased 7% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.

Nine months ended September 30, 2019 compared to 2018

Ahafo, Ghana. Gold production increased 49% primarily due to higher ore grade milled as a result of higher ore grade mined from the Subika pit and higher mill recovery, partially offset by a build-up as compared to a draw-down of in-circuit inventory in the prior year and lower mill throughput. Costs applicable to sales per gold ounce decreased 21% primarily due to higher gold ounces sold and lower stockpile inventory adjustments. Depreciation and amortization per gold ounce increased 1% primarily due to higher amortization from asset additions, partially offset by higher gold ounces sold and lower stockpile inventory adjustments. All-in sustaining costs per gold ounce decreased 9% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.

Akyem, Ghana. Gold production increased 1% primarily due to higher ore grade milled and higher mill throughput, partially offset by a lower draw down of in-circuit inventory. Costs applicable to sales per gold ounce decreased 3% primarily due to lower stockpile inventory adjustments and lower power costs. Depreciation and amortization per gold ounce decreased 1% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 3% primarily due to lower costs applicable to sales per gold ounce.

Nevada Operations

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	344	—	$701	$—	$446	$—	$920	$—
Carlin (3)	—	237	854	892	266	254	854	1,035
Phoenix (3)	—	55	1,094	1,010	354	226	1,187	1,306
Twin Creeks (3)	—	93	340	620	109	154	340	787
Long Canyon (3)	—	44	692	485	670	473	692	577
Total/Weighted-Average (4)	344	429	$711	$799	$434	$253	$915	$969

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Phoenix (5)	—	16	$—	$861	$—	$231	$—	$1,114

	Gold or Other		Costs Applicable		Depreciation and		All-In Sustaining
	Metals Produced		to Sales (1)		Amortization		Costs (2)
	2019	2018	2019	2018	2019	2018	2019	2018
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	344	—	$701	$—	$446	$—	$920	$—
Carlin (3)	404	651	878	901	261	238	1,076	1,089
Phoenix (3)	96	171	981	855	281	200	1,149	1,058
Twin Creeks (3)	162	261	661	716	178	172	830	841
Long Canyon (3)	96	131	376	420	377	447	466	499
Total/Weighted-Average (4)	1,102	1,214	$761	$803	$317	$242	$956	$982

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Phoenix (5)	35	48	$750	$886	$243	$236	$894	$1,095
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 86.
(3)	The three months ended September 30, 2019 amounts relate to sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.
(4)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)	For the three months ended September 30, 2018, Phoenix produced 8 million pounds of copper. For the nine months ended September 30, 2019 and 2018, Phoenix produced 15 million and 22 million pounds of copper, respectively. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.

Three months ended September 30, 2019 compared to 2018

Nevada Gold Mines. Gold production at Nevada Gold Mines was 344,000 gold ounces since its formation on July 1, 2019.

Carlin, USA. The Carlin mine site was included in the transaction with Barrick that closed on July 1, 2019 establishing the Nevada Gold Mines joint venture.

Phoenix, USA. The Phoenix mine site was included in the transaction with Barrick that closed on July 1, 2019 establishing the Nevada Gold Mines joint venture.

Twin Creeks, USA. The Twin Creeks mine site was included in the transaction with Barrick that closed on July 1, 2019 establishing the Nevada Gold Mines joint venture.

Long Canyon, USA. The Long Canyon mine site was included in the transaction with Barrick that closed on July 1, 2019 establishing the Nevada Gold Mines joint venture.

Nine months ended September 30, 2019 compared to 2018

Nevada Gold Mines. Gold production at Nevada Gold Mines was 344,000 gold ounces since its formation on July 1, 2019.

Carlin, USA. The Carlin mine site was included in the transaction with Barrick that closed on July 1, 2019 establishing the Nevada Gold Mines joint venture. Production and cost metrics were impacted by six months of operations this year as compared to nine months in the prior year.

Phoenix, USA. The Phoenix mine site was included in the transaction with Barrick that closed on July 1, 2019 establishing the Nevada Gold Mines joint venture. Production and cost metrics were impacted by six months of operations this year as compared to nine months in the prior year.

Twin Creeks, USA. The Twin Creeks mine site was included in the transaction with Barrick that closed on July 1, 2019 establishing the Nevada Gold Mines joint venture. Production and cost metrics were impacted by six months of operations this year as compared to nine months in the prior year.

Long Canyon, USA. The Long Canyon mine site was included in the transaction with Barrick that closed on July 1, 2019 establishing the Nevada Gold Mines joint venture. Production and cost metrics were impacted by six months of operations this year as compared to nine months in the prior year.

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

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Peruvian sol, the Surinamese dollar, the Canadian dollar, the Mexican peso and the Argentine peso. Approximately 35% and 33% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended September 30, 2019 and 2018, respectively, including approximately 20% denominated in the Australian dollar and 13% denominated in the Canadian dollar in the current year. Approximately 33% and 34% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the nine months ended September 30, 2019 and 2018, respectively, including approximately 22% denominated in the Australian dollar and 9% denominated in the Canadian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $12 per ounce during the three months ended September 30, 2019, compared to the same period in 2018, primarily in Australia. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $14 per ounce during the nine months ended September 30, 2019, compared to the same periods in 2018, primarily in Australia.

Our Cerro Negro mine, which was acquired as part of the Newmont Goldcorp transaction and located in Argentina, is a U.S. dollar functional currency entity. On September 1, 2019, Argentina’s central bank enacted a number of temporary foreign currency controls that will be in place until December 31, 2019 in an effort to stabilize the local currency (“currency controls”). These currency controls include conversion requirements of export proceeds to local currency, limits on banks’ use of foreign currency, restrictions on individuals’ foreign currency purchases, and the reintroduction of affidavits to verify foreign currency transactions comply with regulations. Argentina has also been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. Since the currency controls were enacted, the Company is required to convert metal sales proceeds to the Argentine Peso within five business days from receipt of cash in Argentina and obtain central bank approval for any dividends or distributions to the parent company. While we have balances denominated in Argentine pesos that relate to accounts payable and employee-related liabilities and tax receivables and liabilities, the majority of Cerro Negro’s activity has historically been denominated in U.S. dollars. Additionally, a component of the deferred tax liability is carried in Argentine pesos, which is impacted by fluctuations in the Argentine peso exchange rate. The currency controls have not had a significant impact on our financial statements in the third quarter of 2019 but could result in a material impact in the future if the currency controls are extended beyond December 31, 2019.

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

At September 30, 2019, the Company had $2,712 in Cash and cash equivalents, of which $1,241 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2019, $431 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At September 30, 2019, $1,093 in consolidated cash and cash equivalents ($676 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.

During the third quarter of 2019, we received net proceeds of $690 from the issuance of Senior Notes due in 2029. The proceeds from this issuance were primarily used to repay the outstanding balance on our 2019 Senior Notes of $626 on October 1, 2019. We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At September 30, 2019, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At September 30,	At December 31,
	2019	2018
Cash and cash equivalents	$2,712	$3,397
Debt	6,765	4,044
Lease and other financing obligations	697	217
Net Debt	$4,750	$864
Borrowing capacity on revolving credit facility	$2,940	$2,914

Cash Flows

Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	September 30,
	2019	2018
Net cash provided by (used in) operating activities of continuing operations	$1,668	$1,095
Net cash provided by (used in) operating activities of discontinued operations	(7)	(8)
Net cash provided by (used in) operating activities	$1,661	$1,087

Net cash provided by (used in) investing activities	$(817)	$(884)

Net cash provided by (used in) financing activities	$(1,506)	$(346)

Net cash provided by (used in) operating activities of continuing operations was $1,668 during the nine months ended September 30, 2019, an increase of $573 from the nine months ended September 30, 2018, primarily due to higher sales from the

Newmont Goldcorp transaction and a higher average realized gold price, partially offset by $185 paid for Newmont Goldcorp transaction and integration costs, $26 for Nevada JV Agreement transaction and integration costs, higher interest expense due to higher debt balances and costs incurred while the Peñasquito and Musselwhite mines were not operational.

Net cash provided by (used in) investing activities was $(817) during the nine months ended September 30, 2019, a decrease in cash used of $67 from the nine months ended September 30, 2018, primarily due to cash acquired in the Newmont Goldcorp transaction, higher Return of investment from equity method investees related to Pueblo Viejo, higher Proceeds from sale of investments and $20 in proceeds from the sale of exploration properties in North America, partially offset by higher Additions to property, plant and mine development in 2019 driven by higher capital expenditures on sustaining capital and higher Purchases of investments during the nine months ended September 30, 2019 primarily related to the acquisition of convertible debt issued by Continental Gold, Inc. and marketable securities.

Net cash provided by (used in) financing activities was $(1,506) during the nine months ended September 30, 2019, an increase in cash used of $1,160 from the nine months ended September 30, 2018, primarily due to the repayment of a term loan and revolving credit facility acquired in the Newmont Goldcorp transaction totaling $1,250, higher Dividends paid to common stockholders due to the payment of the one-time special dividend of $470 and increased dividends due to an increase in the number of shares outstanding in the second quarter of 2019, proceeds from the sale of noncontrolling interests in 2018, higher Payments on lease and other financing obligations and higher net distributions to noncontrolling interests, partially offset by net proceeds of $690 from the issuance of the 2029 Senior Notes and no Repurchase of common stock during the nine months ended September 30, 2019.

Capital Expenditures

Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance production or reserves, are considered non-sustaining or development capital. In addition, with the successful consummation of the Newmont Goldcorp transaction, the Company is focused on reprioritization of development projects in its pipeline to ensure that it executes on its capital priorities and provides long-term value to shareholders. The Company’s decision to reprioritize or abandon a development project could result in a future impairment charge.

For the nine months ended September 30, 2019 and 2018, we had Additions to property, plant and mine development as follows:

	2019			2018
	Development	Sustaining		Development	Sustaining
	Projects	Capital	Total	Projects	Capital	Total
North America	$66	$172	$238	$—	$24	$24
South America	125	84	209	80	64	144
Australia	43	125	168	24	104	128
Africa	98	88	186	170	58	228
Nevada	39	160	199	36	183	219
Corporate and other	13	9	22	1	8	9
Accrual basis	$384	$638	$1,022	$311	$441	$752
Decrease (increase) in non-cash adjustments			11			11
Cash basis			$1,033			$763

For the nine months ended September 30, 2019, development projects included Borden and Musselwhite Materials Handling in North America; Quecher Main and Yanacocha Sulfides in South America; the Tanami Expansion 2 in Australia; Ahafo Mill Expansion, Subika Underground and Ahafo North in Africa; and the Turquoise Ridge 3rd shaft in Nevada. For the nine months ended September 30, 2018, development projects included Merian and Quecher Main in South America; the Tanami Expansion 2 project in Australia; Subika Underground, Ahafo North and the Ahafo Mill Expansion in Africa; and Twin Creeks Underground in Nevada.

For the nine months ended September 30, 2019 and 2018, sustaining capital included the following:

●	North America. Capital expenditures primarily related to underground mine development, tailings facility construction, mining equipment and capitalized component purchases.
●	South America. Capital expenditures primarily related to capitalized component purchases, mining equipment, reserves drilling conversion, underground mine development and infrastructure improvements.
●	Australia. Capital expenditures primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities.
●	Africa. Capital expenditures primarily related to underground mine development, capitalized component purchases and tailings facility expansion.
●	Nevada. Capital expenditures primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases.

Additionally, during the first quarter of 2019, the Company completed the Tanami Power project in Australia which included the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations. The gas pipeline and two on-site power stations qualify as finance leases with lease obligations of $186 as of September 30, 2019.

Refer to our global project pipeline discussion above for additional details. Refer to Note 5 to our Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.

Debt and Corporate Revolving Credit Facilities

There were no material changes to our debt and corporate revolving credit facilities since December 31, 2018, except as noted in Note 25 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our debt and corporate revolving credit facilities.

Debt Covenants

There were no material changes to our debt covenants, except as noted in Note 25 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our debt covenants.

At September 30, 2019, we were in compliance with all existing debt covenants and provisions related to potential defaults.

Contractual Obligations

Contractual obligations have increased since December 31, 2018, due to the Newmont Goldcorp transaction. Refer to Note 3 for additional information about the Newmont Goldcorp transaction including additional information regarding employee related benefits, unrecognized tax benefits, silver streaming agreement and other liabilities; Note 7, for additional information regarding reclamation and remediation liabilities; Note 25 for additional information regarding debt and Note 26 for additional information regarding lease and other financing obligations and operating leases of our Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018 for information regarding our contractual obligations.

Off-Balance Sheet Arrangements

Due to the Newmont Goldcorp transaction and formation of NGM, off-balance sheet arrangements have changed since December 31, 2018. Refer to Note 25 to the Condensed Consolidated Financial Statements for additional information on the changes due to the Newmont Goldcorp transaction. Upon formation of NGM, we extinguished $1,374 of outstanding surety bonds, bank letters of credit and bank guarantees related to our contributed Nevada mining operations to the JV. As of September 30, 2019 NGM has established surety bonds and bank letters of credit for the combined Nevada mining operations of which our 38.5% interest is $792. Except as previously noted, there were no material changes in our off-balance sheet arrangements since December 31, 2018. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our off-balance sheet arrangements.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. For the nine months ended September 30, 2019 the reclamation and remediation adjustments primarily related to an update of the project cost estimates that resulted in increases of $26, $9 and $4 at the Dawn, Mule Canyon and Northumberland sites, respectively, as well as increased water management cost estimates of $11 at the Con Mine. In July 2019, the company performed a comprehensive review of the reclamation and remediation liabilities related to the current and former operations acquired in the Newmont Goldcorp transaction, resulting in an increase of $271 to our reclamation and remediation liabilities. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Goldcorp transaction. The formation of NGM resulted in a net decrease of $26 to our reclamation and remediation liabilities. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information on the formation of NGM.

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

For more information on the Company’s reclamation and remediation liabilities, see Notes 7, 25 and 31 to the Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 13 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Newmont stockholders	$2,178	$(145)	$2,240	$339
Net income (loss) attributable to noncontrolling interests	26	21	83	26
Net loss (income) from discontinued operations (1)	48	(16)	100	(56)
Equity loss (income) of affiliates	(32)	9	(53)	25
Income and mining tax expense (benefit)	558	3	703	126
Depreciation and amortization	548	299	1,347	879
Interest expense, net	77	51	217	153
EBITDA	$3,403	$222	$4,637	$1,492
Adjustments:
Gain on formation of Nevada Gold Mines (2)	$(2,366)	$—	$(2,366)	$—
Goldcorp transaction and integration costs (3)	26	—	185	—
Change in fair value of investments (4)	(19)	26	(75)	21
Reclamation and remediation charges (5)	17	—	49	8
Loss (gain) on asset and investment sales (6)	1	(1)	(32)	(100)
Nevada JV transaction and integration costs (7)	3	—	26	—
Restructuring and other (8)	10	1	15	16
Impairment of long-lived assets (9)	3	366	4	366
Impairment of investments (10)	1	—	2	—
Emigrant leach pad write-down (11)	—	22	—	22
Adjusted EBITDA	$1,079	$636	$2,445	$1,825

(1)	Net loss (income) from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $-, $6, $- and $15, respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $-, $(1), $-, and $-, respectively. For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.
(2)	Gain on formation of Nevada Gold Mines represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed. For additional information regarding NGM, see Note 4 to our Condensed Consolidated Financial Statements.
(3)	Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction during 2019.
(4)	Change in fair value of marketable equity securities, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental Gold Inc. For additional information regarding our investment in Continental, see Note 20 to our Condensed Consolidated Financial Statements.
(5)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations. The 2019 charges include adjustments related to a review of the project cost estimates at the Dawn remediation site, as well as increased water management costs at the Con Mine.
(6)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain on the sale of exploration land in 2019 and a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in 2018.
(7)	Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(8)	Restructuring and other, net included in Other expense, net, primarily represents certain costs associated with severance and employee-related benefits, and legal and other settlements of $2, $1, $7, $16. Restructuring and other, net included in Other income, net, primarily represents pension curtailments of $8, $-, $8, $-.
(9)	Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The 2018 impairments relate to long-lived assets in North America in the third quarter of 2018.
(10)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(11)	The Emigrant leach pad write-down, included in Costs applicable to sales, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life in the third quarter of 2018.

Additionally, the Company uses Pueblo Viejo EBITDA as a non-GAAP measure to evaluate the operating performance of its investment in the Pueblo Viejo mine. Pueblo Viejo EBITDA does not represent, and should not be considered an alternative to, Equity income (loss) of affiliates, as defined by GAAP, and does not necessarily indicate whether cash distributions from Pueblo Viejo will match Pueblo Viejo EBITDA or earnings from affiliates. Although the Company has the ability to exert significant influence, it does not have direct control over the operations or resulting revenues and expenses, nor does it proportionately consolidate its investment in Pueblo Viejo. The Company believes that Pueblo Viejo EBITDA provides useful information to investors and others in understanding and evaluating the operating results of its investment in Pueblo Viejo, in the same manner as management and the Board of Directors. Equity income (loss) of affiliates is reconciled to Pueblo Viejo EBITDA as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Equity income (loss) of affiliates (1)	$32	$(9)	$53	$(25)
Equity income (loss) of affiliates, excluding Pueblo Viejo (1)	(7)	(9)	(12)	(25)
Equity income (loss) of affiliates, Pueblo Viejo (1)	39	—	65	—
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax benefit (expense)	20	—	44	—
Depreciation and amortization	21	—	45	—
Interest expense, net	—	—	—	—
Pueblo Viejo EBITDA	$80	$—	$154	$—

(1) See Note 12 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Newmont stockholders	$2,178	$(145)	$2,240	$339
Net loss (income) attributable to Newmont stockholders from discontinued operations (1)	48	(16)	100	(56)
Net income (loss) attributable to Newmont stockholders from continuing operations	2,226	(161)	2,340	283
Gain on formation of Nevada Gold Mines (2)	(2,366)	—	(2,366)	—
Goldcorp transaction and integration costs (3)	26	—	185	—
Change in fair value of investments (4)	(19)	26	(75)	21
Reclamation and remediation charges, net (5)	17	—	49	8
Loss (gain) on asset and investment sales, net (6)	1	(1)	(30)	(100)
Nevada JV transaction and integration costs (7)	3	—	26	—
Restructuring and other, net (8)	10	1	15	13
Impairment of long-lived assets (9)	2	366	3	366
Impairment of investments (10)	1	—	2	—
Emigrant leach pad write-down (11)	—	29	—	29
Tax effect of adjustments (12)	439	(104)	426	(88)
Valuation allowance and other tax adjustments (13)	(48)	19	(15)	(28)
Adjusted net income (loss)	$292	$175	$560	$504

Net income (loss) per share, basic (14)	$2.66	$(0.27)	$3.16	$0.64
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.06	(0.04)	0.14	(0.11)
Net income (loss) attributable to Newmont stockholders from continuing operations	2.72	(0.31)	3.30	0.53
Gain on formation of Nevada Gold Mines	(2.88)	—	(3.34)	—
Goldcorp transaction and integration costs	0.03	—	0.26	—
Change in fair value of investments	(0.02)	0.05	(0.10)	0.04
Reclamation and remediation charges, net	0.02	—	0.07	0.01
Loss (gain) on asset and investment sales, net	—	(0.01)	(0.04)	(0.19)
Nevada JV transaction and integration costs	—	—	0.05	—
Restructuring and other, net	0.01	—	0.03	0.02
Impairment of long-lived assets	—	0.69	—	0.69
Impairment of investments	—	—	—	—
Emigrant leach pad write-down	—	0.05	—	0.05
Tax effect of adjustments	0.54	(0.18)	0.60	(0.15)
Valuation allowance and other tax adjustments	(0.06)	0.04	(0.04)	(0.05)
Adjusted net income (loss) per share, basic	$0.36	$0.33	$0.79	$0.95

Net income (loss) per share, diluted (14)	$2.65	$(0.27)	$3.16	$0.63
Net loss (income) attributable to Newmont stockholders from discontinued operations	0.06	(0.04)	0.14	(0.10)
Net income (loss) attributable to Newmont stockholders from continuing operations	2.71	(0.31)	3.30	0.53
Gain on formation of Nevada Gold Mines	(2.88)	—	(3.34)	—
Goldcorp transaction and integration costs	0.03	—	0.26	—
Change in fair value of investments	(0.02)	0.05	(0.10)	0.04
Reclamation and remediation charges, net	0.02	—	0.07	0.01
Loss (gain) on asset and investment sales, net	—	(0.01)	(0.04)	(0.19)
Nevada JV transaction and integration costs	—	—	0.05	—
Restructuring and other, net	0.01	—	0.03	0.02
Impairment of long-lived assets	—	0.69	—	0.68
Impairment of investments	—	—	—	—
Emigrant leach pad write-down	—	0.05	—	0.05
Tax effect of adjustments	0.54	(0.18)	0.60	(0.16)
Valuation allowance and other tax adjustments	(0.05)	0.04	(0.04)	(0.04)
Adjusted net income (loss) per share, diluted	$0.36	$0.33	$0.79	$0.94

Weighted average common shares (millions):
Basic	820	533	708	533
Diluted (15)	822	535	709	535
(1)	Net loss (income) attributable to Newmont stockholders from discontinued operations relates to (i) adjustments in our Holt royalty obligation, presented net of tax expense (benefit) of $-, $6, $- and $15, respectively, and (ii) adjustments to our Batu Hijau Contingent Consideration, presented net of tax expense (benefit) of $-, $(1), $- and $- respectively. For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.
(2)	Gain on formation of Nevada Gold Mines represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed. For additional information regarding NGM, see Note 4 to our Condensed Consolidated Financial Statements.
(3)	Goldcorp transaction and integration costs, included in Other expense, net, represents costs incurred related to the Newmont Goldcorp transaction during 2019.
(4)	Change in fair value of marketable equity securities, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental Gold Inc. For additional information regarding our investment in Continental, see Note 18 to our Condensed Consolidated Financial Statements.
(5)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations. The 2019 charges include adjustments related to a review of the project cost estimates at the Dawn remediation site, as well as increased water management costs at the Con Mine.
(6)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain on the sale of exploration property in North America in 2019 and a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in 2018. Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $-, $2 and $-, respectively.
(7)	Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(8)	Restructuring and other, net included in Other expense, net, primarily represents certain costs associated with severance and employee-related benefits, and legal and other settlements of $2, $1, $7, $16. Restructuring and other, net included in Other income, net, primarily represents pension curtailments of $8, $-, $8, $-Amounts are presented net of income (loss) attributable to noncontrolling interests of $-, $-, $- and $(3), respectively.
(9)	Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The 2018 impairments relate to long-lived assets in North America in the third quarter of 2018. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1), $-, $(1) and $-, respectively.
(10)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(11)	The Emigrant leach pad write-down, included in Costs applicable to sales and Depreciation and amortization, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life in the third quarter of 2018.
(12)	The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (11), as described above, and are calculated using the applicable regional tax rate.
(13)	Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment in the three and nine months ended September 30, 2019 is due to increases or (decreases) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $87 and $111 respectively, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(147) and $(150), respectively, additions to the reserve for uncertain tax positions of $7 and $21, respectively and other tax adjustments of $8 and $5, respectively. The adjustment in the three and nine months ended September 30, 2018 is due to increases to net operating losses, tax credit carryovers and other deferred tax assets of $13 and $32, respectively, and other tax adjustments of $5 and $4 respectively. The adjustment in the nine months ended September 30, 2018 is also due to a second quarter reduction to the provisional expense for the Tax Cuts and Jobs Act of $(45), a second quarter release of valuation allowance on capital losses of $(15). Amounts are presented net of income (loss) attributable to noncontrolling interests of $(3), $1, $(2) and $(4), respectively.
(14)	Per share measures may not recalculate due to rounding.
(15)	Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

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

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,661	$1,087
Less: Net cash used in (provided by) operating activities of discontinued operations	7	8
Net cash provided by (used in) operating activities of continuing operations	1,668	1,095
Less: Additions to property, plant and mine development	(1,033)	(763)
Free Cash Flow	$635	$332

Net cash provided by (used in) investing activities (1)	$(817)	$(884)
Net cash provided by (used in) financing activities	$(1,506)	$(346)

(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Costs applicable to sales (1)(2)	$1,232	$952	$3,412	$2,853
Gold sold (thousand ounces)	1,682	1,378	4,656	3,914
Costs applicable to sales per ounce (3)	$733	$691	$733	$729

(1)	Includes by-product credits of $31 and $60 during the three and nine months ended September 30, 2019, respectively, and $10 and $41 during the three and nine months ended September 30, 2018, respectively.
(2)	Excludes Depreciation and amortization and Reclamation and remediation.
(3)	Per ounce measures may not recalculate due to rounding.

Costs applicable to sales per gold equivalent ounce

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Costs applicable to sales (1)(2)	$160	$43	$324	$136
Gold equivalent ounces - other metals (thousand ounces) (3)	213	60	357	177
Costs applicable to sales per ounce (4)	$747	$713	$908	$768

(1)	Includes by-product credits of $- and $2 during the three and nine months ended September 30, 2019, respectively, and $1 and $3 during the three and nine months ended September 30, 2018, respectively.
(2)	Excludes Depreciation and amortization and Reclamation and remediation.
(3)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019 and Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing for 2018.
(4)	Per ounce measures may not recalculate due to rounding.

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

All-in sustaining cost (“AISC”) amounts are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently as a result of differences in the underlying accounting principles, policies applied and in accounting frameworks such as in International Financial Reporting Standards (“IFRS”), or by reflecting the benefit from selling non-gold metals as a reduction to AISC. Differences may also arise related to definitional differences of sustaining versus development (i.e. non-sustaining) activities based upon each company’s internal policies.

The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:

Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Operations less the amount of CAS attributable to the production of other metals at our Peñasquito, Boddington, and Phoenix mines. The other metals CAS at those mine sites is disclosed in Note 5 to the Condensed Consolidated Financial Statements. The allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines is based upon the relative sales value of gold and other metals produced during the period.

Reclamation costs. Includes accretion expense related to Reclamation liabilities and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the Reclamation liabilities and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.

Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.

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

Other expense, net. We exclude certain exceptional or unusual expenses from Other expense, net, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.

Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on our Condensed Consolidated Statements of Operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.

Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. Sustaining finance lease payments are included beginning in 2019 in connection with the adoption of ASC 842. Refer to Note 2 in the Condensed Consolidated Financial Statements for further details. We determined development (i.e. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.

			Advanced
			Projects,
			Research and			Treatment	Sustaining			All-In
	Costs		Development	General	Other	and	Capital and	All-In		Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Lease Related	Sustaining	Ounces (000)	Costs per
September 30, 2019	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Costs (7)(8)	Costs	Sold	oz. (9)
Gold
CC&V	$65	$—	$2	$—	$—	$—	$13	$80	73	$1,087
Red Lake	45	2	2	—	—	—	8	57	31	1,872
Musselwhite	8	1	2	—	—	—	10	21	—	—
Porcupine	62	1	—	—	—	—	8	71	84	843
Éléonore	69	—	—	—	—	—	9	78	83	932
Peñasquito	39	1	—	—	—	1	18	59	35	1,681
Other North America	—	—	—	23	1	—	1	25	—	—
North America	288	5	6	23	1	1	67	391	306	1,276

Yanacocha	107	13	4	1	—	—	6	131	149	881
Merian	78	1	2	—	—	—	16	97	127	761
Cerro Negro	78	—	11	—	—	—	12	101	118	860
Other South America	—	—	—	2	—	—	—	2	—	—
South America	263	14	17	3	—	—	34	331	394	841

Boddington	146	3	1	—	—	3	19	172	178	958
Tanami	64	—	2	—	—	—	18	84	112	758
Kalgoorlie	60	2	2	—	—	—	5	69	61	1,141
Other Australia	—	—	3	2	—	—	2	7	—	—
Australia	270	5	8	2	—	3	44	332	351	944

Ahafo	98	1	5	—	—	—	23	127	157	811
Akyem	51	8	—	—	—	—	5	64	107	612
Other Africa	—	—	—	3	1	—	—	4	—	—
Africa	149	9	5	3	1	—	28	195	264	741

Nevada Gold Mines	235	10	5	3	2	2	50	307	334	920
Carlin	8	—	—	—	—	—	—	8	11	854
Phoenix	15	—	—	—	—	2	—	17	13	1,187
Twin Creeks	3	—	—	—	—	—	—	3	8	340
Long Canyon	1	—	—	—	—	—	—	1	1	692
Other Nevada	—	—	—	—	—	—	—	—	—	—
Nevada	262	10	5	3	2	4	50	336	367	915

Corporate and Other	—	—	18	50	—	—	8	76	—	—
Total Gold	$1,232	$43	$59	$84	$4	$8	$231	$1,661	1,682	$987

Gold equivalent ounces - other metals (10)
Peñasquito	$132	$3	$1	$—	$—	$32	$45	$213	173	$1,226
Boddington	28	—	—	—	—	2	3	33	37	907
Phoenix	—	—	—	—	—	—	—	—	3	—
Total Gold Equivalent Ounces	$160	$3	$1	$—	$—	$34	$48	$246	213	$1,155

Consolidated	$1,392	$46	$60	$84	$4	$42	$279	$1,907

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $31 and excludes co-product revenues of $230.
(3)	Includes stockpile and leach pad inventory adjustments of $1 at NGM.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $25 and $21, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $14 and $23, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $1 at Musselwhite, $4 at Porcupine, $2 at Éléonore, $1 at Peñasquito, $2 at Other North America, $2 at Yanacocha, $1 at Merian, $4 at Cerro Negro, $9 at Other South America, $6 at Other Australia, $3 at Ahafo, $4 at Akyem, $1 at Other Africa, $8 at NGM and $23 at Corporate and Other, totaling $71 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for Newmont Goldcorp transaction and integration costs of $26, Nevada JV transaction implementation costs of $3, and restructuring and other costs of $2.
(7)	Includes sustaining capital expenditures of $98 for North America, $34 for South America, $44 for Australia, $27 for Africa, $50 for Nevada and $8 for Corporate and Other, totaling $261 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $167. The following are major development projects: Borden, Musselwhite Materials Handling, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Ahafo Mill Expansion and Turquoise Ridge 3rd shaft.
(8)	Includes finance lease payments for sustaining projects of $18 and excludes finance lease payments for development projects of $3.
(9)	Per ounce measures may not recalculate due to rounding.
(10)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.), and Zinc ($1.05/lb.) pricing.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In		Sustaining
Three Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	Ounces (000)	Costs per
September 30, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	Sold	oz. (8)
Gold
CC&V	$68	$—	$3	$1	$—	$—	$6	$78	82	$927
Other North America	—	—	—	—	—	—	—	—	—	—
North America	68	—	3	1	—	—	6	78	82	927

Yanacocha	116	15	2	1	—	—	14	148	156	945
Merian	67	—	1	1	3	—	12	84	131	631
Other South America	—	—	—	2	—	—	—	2	—	—
South America	183	15	3	4	3	—	26	234	287	822

Boddington	146	2	—	—	—	6	12	166	198	838
Tanami	71	1	1	—	—	—	16	89	122	736
Kalgoorlie	56	1	1	—	—	—	4	62	77	804
Other Australia	—	—	3	1	—	—	1	5	—	—
Australia	273	4	5	1	—	6	33	322	397	811

Ahafo	62	1	1	—	1	—	14	79	102	770
Akyem	44	5	—	1	—	—	11	61	107	574
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	106	6	1	3	1	—	25	142	209	679

Carlin	183	1	5	2	—	—	46	237	229	1,035
Phoenix	39	5	1	—	—	1	5	51	39	1,306
Twin Creeks	57	1	4	—	—	—	11	73	92	787
Long Canyon	21	—	—	—	—	—	4	25	43	577
Other Nevada	—	—	1	—	—	—	3	4	—	—
Nevada	300	7	11	2	—	1	69	390	403	969

Corporate and Other	—	—	16	48	—	—	2	66	—	—
Total Gold	$930	$32	$39	$59	$4	$7	$161	$1,232	1,378	$895

Gold equivalent ounces - other metals (9)
Boddington	$33	$—	$—	$—	$—	$4	$2	$39	47	$803
Phoenix	10	—	—	—	—	—	4	14	13	1,114
Total Gold Equivalent Ounces	$43	$—	$—	$—	$—	$4	$6	$53	60	$867

Consolidated	$973	$32	$39	$59	$4	$11	$167	$1,285
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $11 and excludes co-product revenues of $70.
(3)	Includes stockpile and leach pad inventory adjustments of $5 at CC&V, $10 at Yanacocha, $18 at Carlin, and $4 at Twin Creeks. Total stockpile and leach pad inventory adjustments at Carlin of $40 were adjusted above by $22 related to the write-down at Emigrant due to a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $17 and $15, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $11 and $3, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $1 at CC&V, $8 at Yanacocha, $1 at Merian, $9 at Other South America, $1 at Tanami, $1 at Kalgoorlie, $1 at Other Australia, $3 at Ahafo, $4 at Akyem, $1 at Other Africa, $3 at Carlin, $7 at Long Canyon, $5 at Other Nevada, and $1 at Corporate and Other, totaling $46 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for restructuring and other costs of $1.
(7)	Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $107. The following are major development projects: Quecher Main, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion and Twin Creeks Underground.
(8)	Per ounce measures may not recalculate due to rounding.
(9)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing.

			Advanced
			Projects,
			Research and			Treatment	Sustaining			All-In
	Costs		Development	General	Other	and	Capital and	All-In		Sustaining
Nine Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Finance Lease	Sustaining	Ounces (000)	Costs per
September 30, 2019	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Payments (7)(8)	Costs	Sold	oz. (9)
Gold
CC&V	$208	$3	$6	$1	$2	$—	$28	$248	230	$1,076
Red Lake	88	2	5	—	—	—	22	117	68	1,734
Musselwhite	20	1	5	—	—	—	14	40	6	7,131
Porcupine	125	2	2	—	—	—	18	147	143	1,027
Éléonore	144	—	2	—	—	1	21	168	167	1,002
Peñasquito	66	1	—	—	—	1	25	93	54	1,714
Other North America	—	—	1	43	1	—	4	49	—	—
North America	651	9	21	44	3	2	132	862	668	1,290

Yanacocha	300	43	7	1	7	—	20	378	422	895
Merian	220	3	4	1	—	—	39	267	397	672
Cerro Negro	141	1	13	—	1	—	25	181	218	833
Other South America	—	—	—	7	—	—	—	7	—	—
South America	661	47	24	9	8	—	84	833	1,037	803

Boddington	431	9	1	—	—	10	45	496	522	949
Tanami	198	2	5	—	—	—	56	261	361	725
Kalgoorlie	160	3	2	—	—	—	20	185	170	1,090
Other Australia	—	—	4	7	1	—	5	17	—	—
Australia	789	14	12	7	1	10	126	959	1,053	911

Ahafo	281	3	14	—	1	—	71	370	451	820
Akyem	172	25	3	—	1	—	20	221	321	691
Other Africa	—	—	—	7	1	—	—	8	—	—
Africa	453	28	17	7	3	—	91	599	772	776

Nevada Gold Mines	235	10	5	3	2	2	50	307	334	920
Carlin	358	3	9	3	1	—	64	438	408	1,076
Phoenix	116	3	—	1	—	7	10	137	118	1,149
Twin Creeks	113	1	3	1	—	—	23	141	170	830
Long Canyon	36	1	—	1	—	—	7	45	96	466
Other Nevada	—	—	5	—	—	—	4	9	—	—
Nevada	858	18	22	9	3	9	158	1,077	1,126	956

Corporate and Other	—	—	46	148	3	—	9	206	—	—
Total Gold	$3,412	$116	$142	$224	$21	$21	$600	$4,536	4,656	$974

Gold equivalent ounces - other metals (10)
Peñasquito	$209	$3	$2	$—	$—	$34	$65	$313	213	$1,471
Boddington	87	2	—	—	—	6	8	103	106	966
Phoenix	28	2	—	—	—	1	3	34	38	894
Total Gold Equivalent Ounces	$324	$7	$2	$—	$—	$41	$76	$450	357	$1,259

Consolidated	$3,736	$123	$144	$224	$21	$62	$676	$4,986
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $62 and excludes co-product revenues of $397.
(3)	Includes stockpile and leach pad inventory adjustments of $10 at CC&V, $10 at Yanacocha, $19 at Boddington, $20 at Akyem, $1 at NGM, $33 at Carlin and $2 at Twin Creeks.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $63 and $60, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $39 and $63, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $3 at CC&V, $1 at Musselwhite, $4 at Porcupine, $2 at Éléonore, $1 at Peñasquito, $2 at Other North America, $9 at Yanacocha, $2 at Merian, $6 at Cerro Negro, $29 at Other South America, $3 at Tanami, $2 at Kalgoorlie, $12 at Other Australia, $10 at Ahafo, $9 at Akyem, $4 at Other Africa, $8 at NGM, $6 at Carlin, $1 at Phoenix, $2 at Twin Creeks, $12 at Long Canyon, $2 at Other Nevada, and $26 at Corporate and Other, totaling $156 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for Newmont Goldcorp transaction and integration costs of $185, Nevada JV transaction implementation costs of $26, restructuring and other costs of $7.
(7)	Includes sustaining capital expenditures of $172 for North America, $84 for South America, $125 for Australia, $88 for Africa, $160 for Nevada, and $9 for Corporate and Other, totaling $638 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $395. The following are major development projects: Borden, Musselwhite Materials Handling, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion, and Turquoise Ridge 3rd shaft.
(8)	Includes finance lease payments for sustaining projects of $38 and excludes finance lease payments for development projects of $22.
(9)	Per ounce measures may not recalculate due to rounding.
(10)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.), and Zinc ($1.05/lb.) pricing.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In		Sustaining
Nine Months Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	Ounces (000)	Costs per
September 30, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	Sold	oz. (8)
Gold
CC&V	$149	$3	$4	$2	$1	$—	$24	$183	211	$863
Other North America	—	—	—	—	—	—	—	—	—	—
North America	149	3	4	2	1	—	24	183	211	863

Yanacocha	322	34	3	1	3	—	25	388	376	1,032
Merian	195	1	3	1	3	—	39	242	358	678
Other South America	—	—	—	8	1	—	—	9	—	—
South America	517	35	6	10	7	—	64	639	734	870

Boddington	404	8	—	—	—	16	32	460	535	860
Tanami	221	2	10	—	1	—	45	279	351	801
Kalgoorlie	178	3	3	—	—	—	17	201	258	777
Other Australia	—	2	5	6	(3)	—	2	12	—	—
Australia	803	15	18	6	(2)	16	96	952	1,144	832

Ahafo	242	3	3	1	2	—	27	278	307	906
Akyem	173	17	1	1	1	—	31	224	313	715
Other Africa	—	—	—	5	—	—	—	5	—	—
Africa	415	20	4	7	3	—	58	507	620	818

Carlin	560	6	14	5	—	—	118	703	645	1,089
Phoenix	145	6	3	1	—	5	19	179	169	1,058
Twin Creeks	187	2	7	1	1	—	22	220	261	841
Long Canyon	55	1	—	—	—	—	9	65	130	499
Other Nevada	—	—	7	1	2	—	7	17	—	—
Nevada	947	15	31	8	3	5	175	1,184	1,205	982

Corporate and Other	—	—	44	148	1	—	8	201	—	—
Total Gold	$2,831	$88	$107	$181	$13	$21	$425	$3,666	3,914	$937

Gold equivalent ounces - other metals (9)
Boddington	$96	$1	$—	$—	$—	$9	$8	$114	131	$865
Phoenix	40	1	—	—	—	1	8	50	46	1,095
Total Gold Equivalent Ounces	$136	$2	$—	$—	$—	$10	$16	$164	177	$924

Consolidated	$2,967	$90	$107	$181	$13	$31	$441	$3,830
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $44 and excludes co-product revenues of $229.
(3)	Includes stockpile and leach pad inventory adjustments of $5 at CC&V, $29 at Yanacocha, $33 at Ahafo, $28 at Akyem, $64 at Carlin, and $30 at Twin Creeks. Total stockpile and leach pad inventory adjustments at Carlin of $86 were adjusted above by $22 related to the write-down at Emigrant due to a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $47 and $43, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $32 and $17, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $3 at CC&V, $29 at Yanacocha, $8 at Merian, $24 at Other South America, $2 at Tanami, $5 at Kalgoorlie, $3 at Other Australia, $9 at Ahafo, $10 at Akyem, $3 at Other Africa, $9 at Carlin, $2 at Twin Creeks, $19 at Long Canyon, $12 at Other Nevada and $4 at Corporate and Other, totaling $142 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for restructuring and other costs of $16.
(7)	Excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $322. The following are major development projects: Quecher Main, the Merian crusher, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion, and Twin Creeks Underground.
(8)	Per ounce measures may not recalculate due to rounding.
(9)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. Our discussion of financial condition and results of operations is based upon the information reported in our Condensed Consolidated Financial Statements. The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) required us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Condensed Consolidated Financial Statements. We have outlined below those additional policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgement.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, the Company engages independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of reserve quantities and exploration potential, costs to produce and develop reserves, revenues, and operating expenses; (ii) long-term growth rates; (iii) appropriate discount rates; and (iv) expected future capital requirements (“income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (“market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (“cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined using both the income and market valuation methods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company recognizes its pro rata share of Goodwill and any subsequent goodwill impairment losses recorded by unincorporated joint ventures in which it has an undivided interest.

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

Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2019 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,472 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.63 and $3.00 per pound, respectively, a short-term and long-term silver price of $16.99 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.92 and $1.10 per pound, respectively, a short-term and long-term zinc price of $1.07 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.69 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.76 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.02 and $0.02, respectively.

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

See Note 19 to the Condensed Consolidated Financial Statements.

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

At September 30, 2019, Newmont had gold sales of 112,000 ounces priced at an average of $1,491 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at September 30, 2019 for gold was $1,485 per ounce.

At September 30, 2019, Newmont had silver sales of 2 million ounces priced at an average of $17.57 per ounce, subject to final pricing over the next several months. Each $0.50 change in the price for provisionally priced silver sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association closing settlement price at September 30, 2019 for silver was $17.26 per ounce.

At September 30, 2019, Newmont had lead sales of 24 million pounds priced at an average of $0.94 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced lead sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2019 for lead was $0.95 per pound.

At September 30, 2019, Newmont had zinc sales of 64 million pounds priced at an average of $1.06 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced zinc sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2019 for zinc was $1.08 per pound.

At September 30, 2019, Newmont had copper sales of 15 million pounds priced at an average of $2.61 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2019 for copper was $2.60 per pound.

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

On April 18, 2019, the Company completed the acquisition of Goldcorp which operated under its own set of systems and internal controls. During the three months ended September 30, 2019, the Company transitioned certain of Goldcorp’s processes to the Company’s internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction and the process of consolidating the Goldcorp business into the Company’s financial statements. The Company will continue the process of integrating internal controls over financial reporting throughout the remainder of the year.

On July 1, 2019, the Company consummated the transaction in which Newmont and Barrick each contributed certain mining operations and assets located in Nevada to a newly established entity, Nevada Gold Mines LLC (“NGM”). The Company deconsolidated its existing Nevada mining operations that were contributed to NGM in exchange for the fair value of its 38.5% economic interest in NGM. The Company is using the proportionate consolidation method of accounting for its investment in NGM. During the three months ended September 30, 2019, the Company has added internal controls over financial reporting for recognizing its pro-rata share of the assets, liabilities, and operations of NGM, including internal controls associated with the valuation of the Company’s investment in NGM.

There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 31 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

ITEM 1A.     RISK FACTORS.

There were no material changes to the risk factors disclosed in Item 1, Business; Item 1A in our Quarterly report on Form 10-Q for the period ended June 30, 2019, as filed with the SEC on July 25, 2019.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased(1)	Per Share(1)	Plans or Programs(2)	under the Plans or Programs(2)
July 1, 2019 through July 31, 2019	19,847	$36.71	—	$100,000,000
August 1, 2019 through August 31, 2019	53,612	$37.76	—	$100,000,000
September 1, 2019 through September 30, 2019	20,368	$36.58	—	$100,000,000
(1)	The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 19,847 shares, 53,612 shares and 20,368 shares for the fiscal months of July, August and September 2019, respectively.
(2)	The Company’s Board of Directors authorized a stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $100 million, and no shares of common stock may be repurchased under the program after December 31, 2019. The Company did not repurchase any shares in the third quarter of 2019 under the stock repurchase program. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

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

The operation of our U.S. based mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

Newmont is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference into this Quarterly Report. It is noted that the Nevada mines owned by Nevada Gold Mines LLC, a joint venture between the Company (38.5%) and Barrick Gold Corporation (“Barrick”) (61.5%), are not included in the Company’s Exhibit 95 mine safety disclosure reporting as such sites are operated by our joint venture partner, Barrick.

ITEM 5.       OTHER INFORMATION.

2020 Annual Meeting of Stockholders

The Company’s 2020 Annual Meeting of Stockholders will be held on April 21, 2020 (the “Annual Meeting”). At the Annual Meeting, stockholders will elect directors; approve, on an advisory basis, the compensation of the named executive officers; ratify the Audit Committee’s appointment of Ernst & Young LLP as our independent registered accounting firm for 2020; and transact such other business as may properly come before the meeting.

Stockholder Proposal Deadlines

The date of the Annual Meeting is more than 30 days from the anniversary date of the 2019 Annual Meeting of Stockholders and the Company is hereby informing stockholders of the updated deadlines for submitting any stockholder proposals in accordance with the rules and regulations promulgated by the SEC and the Company’s By-Laws. For a stockholder proposal to be included in the proxy statement and form of proxy for the Annual Meeting, the proposal must have been received by the Corporate Secretary of the Company at our principal executive offices no later than December 4, 2019. Stockholder proposals must conform to, and include the information required by, SEC Rule 14a-8. Notice of director nominees submitted under our By-Laws’ proxy access provisions must be received by the Corporate Secretary of the Company by no earlier than November 24, 2019, and no later than December 24, 2019. In addition, under our By-Laws, stockholders not using proxy access in connection with director nominations must give advance notice of nominations for directors or other business to be addressed at the Annual Meeting and such notice must be received by the Corporate Secretary of the Company at the principal executive offices of the Company no earlier than the close of business on January 22, 2020, and no later than February 21, 2020. The notice of director nominees and the advance notice must include the information required by our By-Laws, which are available on our website at https://www.newmontgoldcorp.com/about/governance-ethics/. Mailings to the Corporate Secretary of the Company should be addressed to the attention of Logan Hennessey at the Company’s principal executive offices at 6363 South Fiddler’s Green Circle, Greenwood Village, Colorado 80111 USA.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1*	-	Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2019. Filed herewith.

31.1	-

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

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, furnished herewith.

Exhibit Number		Description
32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, furnished herewith.

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101	-	101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

104		Cover Page Interactive Data File (embedded within the XBRL document)

* This exhibit relates to compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT GOLDCORP CORPORATION
(Registrant)

Date: November 5, 2019	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2019	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)