Form 10-K
period 2019-12-31
NEWMONT Corp /DE/
filed 2020-02-20
CIK 1164727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-31240

NEWMONT CORPORATION

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ⌧

At June 30, 2019, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $31,446,331,094 based on the closing sale price as reported on the New York Stock Exchange. There were 807,583,184 shares of common stock outstanding on February 13, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2020 Annual Stockholders Meeting to be held on April 21, 2020 are incorporated by reference into Part III of this report.

NEWMONT CORPORATION

2019 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Years Ended December 31,
	2019	2018	2017
Financial Results:
Sales	$9,740	$7,253	$7,379
Gold	$9,049	$6,950	$7,064
Copper	$210	$303	$315
Silver	$253	$—	$—
Lead	$85	$—	$—
Zinc	$143	$—	$—
Costs applicable to sales (1)	$5,195	$4,093	$4,062
Gold	$4,663	$3,906	$3,899
Copper	$145	$187	$163
Silver	$181	$—	$—
Lead	$77	$—	$—
Zinc	$129	$—	$—
Net income (loss) from continuing operations	$2,956	$319	$(71)
Net income (loss)	$2,884	$380	$(109)
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,877	$280	$(76)
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$3.91	$0.53	$(0.14)
Net income (loss) attributable to Newmont stockholders	$3.81	$0.64	$(0.21)
Adjusted net income (loss) (2)	$970	$718	$774
Adjusted net income (loss) per share, diluted (2)	$1.32	$1.34	$1.45
Earnings before interest, taxes and depreciation and amortization (2)	$5,954	$2,160	$2,574
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$3,734	$2,584	$2,650
Net cash provided by (used in) operating activities of continuing operations	$2,876	$1,837	$2,139
Free Cash Flow (2)	$1,413	$805	$1,273
Cash dividends declared per common share (3)	$1.44	$0.56	$0.25
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	See Non-GAAP Financial Measures beginning on page 78.
(3)	A one-time special dividend of $0.88 per share was paid on May 1, 2019 to Newmont shareholders of record as of April 17, 2019.

NEWMONT CORPORATION

2019 RESULTS AND HIGHLIGHTS

(unaudited, in millions, except per share, per ounce and per pound)

	Years Ended December 31,
	2019	2018	2017
Operating Results:
Consolidated gold (thousand ounces):
Produced	6,392	5,479	5,654
Sold	6,465	5,516	5,632
Attributable gold (thousand ounces):
Produced (1)	6,291	5,101	5,266
Sold	6,076	5,133	5,243
Consolidated and attributable - other metals:
Produced copper (million pounds)	79	109	113
Sold copper (million pounds)	80	110	111
Produced silver (thousand ounces)	15,860	—	—
Sold silver (thousand ounces)	15,987	—	—
Produced lead (million pounds)	108	—	—
Sold lead (million pounds)	108	—	—
Produced zinc (million pounds)	187	—	—
Sold zinc (million pounds)	179	—	—
Average realized price:
Gold (per ounce)	$1,399	$1,260	$1,255
Copper (per pound)	$2.63	$2.74	$2.83
Silver (per ounce)	$15.79	$—	$—
Lead (per pound)	$0.79	$—	$—
Zinc (per pound)	$0.80	$—	$—
Consolidated costs applicable to sales: (2)(3)
Gold (per ounce)	$721	$708	$692
Gold equivalent ounces - other metals (per ounce)	$858	$782	$784
All-in sustaining costs: (3)
Gold (per ounce)	$966	$909	$890
Gold equivalent ounces - other metals (per ounce)	$1,222	$935	$961
(1)	Attributable gold ounces produced includes 287 thousand ounces from April 18, 2019 through December 31, 2019, related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(2)	Excludes Depreciation and amortization and Reclamation and remediation.
(3)	See Non-GAAP Financial Measures beginning on page 78.

Highlights

●	Newmont Goldcorp transaction: On January 14, 2019, Newmont Corporation (“Newmont”) entered into a definitive agreement to acquire all outstanding common shares of Goldcorp Inc. (“Goldcorp”). On April 18, 2019, Newmont closed its acquisition of Goldcorp following receipt of all regulatory approvals and approval by Newmont’s and Goldcorp’s shareholders of the resolutions at the shareholder meetings on April 11 and April 4, 2019, respectively, for total cash and non-cash consideration of $9,456 in a primarily stock transaction. The combined company is known as Newmont Corporation, continuing to be traded on the New York Stock Exchange under the ticker NEM and listed on the Toronto Stock Exchange under the ticker NGT.

●	Nevada Gold Mines Joint Venture: On July 1, 2019, Newmont and Barrick Gold Corporation (“Barrick”) consummated the transaction establishing Nevada Gold Mines LLC (“NGM”). NGM is owned 38.5% by Newmont and owned 61.5% and operated by Barrick. The formation of NGM diversifies the Company’s footprint in Nevada and allows Newmont to benefit from additional efficiencies through integrated mine planning and processing. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM.

●	Net income (loss): Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $2,877 or $3.91 per diluted share, an increase of $2,597 from the prior year, primarily due to the gain recognized on the formation of NGM, as well as higher production due to the Newmont Goldcorp transaction and higher average realized gold prices.

●	Adjusted net income (loss): Delivered Adjusted net income (loss) of $970 or $1.32 per diluted share, a $252 increase from the prior year (See “Non-GAAP Financial Measures” beginning on page 78).

●	Adjusted EBITDA: Generated $3.7 billion in Adjusted EBITDA, a 45% increase from the prior year (See “Non-GAAP Financial Measures” beginning on page 78).

●	Cash flow: Reported Net cash provided by operating activities of continuing operations of $2.9 billion and free cash flow of $1.4 billion. (See “Non-GAAP Financial Measures” beginning on page 78).

●	Portfolio improvements: Assembled a collection of assets in top-tier jurisdictions with the acquisition of Goldcorp and the formation of NGM; successfully delivered four projects on four continents with Tanami Power in Australia, the Borden mine in Canada, Ahafo Mill Expansion in Ghana, and Quecher Main in Peru; approved Tanami Expansion 2 and Autonomous Haulage at Boddington; formed strategic partnerships in GT Gold, Prodigy Gold and Irving Resources to fund exploration activities in Canada, Australia and Japan, respectively; divested the Nimba iron ore project in Guinea; entered into binding agreements to sell Red Lake in Canada and investment holdings in Continental Gold; completed divestiture of the Company’s 50 percent interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”) in Australia.

●	Attributable gold production: Produced 6.3 million ounces of gold, an increase of 23% over the prior year.

Our global project pipeline

Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects and recently completed projects are presented below. Additional projects represent incremental improvements to production and cost guidance.

Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2023, and is expected to reduce operating costs by approximately 10 percent. Development capital costs (excluding capitalized interest) since approval were $14, of which $14 related to 2019.

Musselwhite Materials Handling, North America. This project improves material movement from Musselwhite’s two main zones below Lake Opapimiskan. An underground shaft will hoist ore from the underground crushers, reducing haulage distances and ventilation costs. The Company expects the project to be fully operational in mid-2020.

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

PART I

ITEM 1.BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)

Introduction

Newmont Corporation, formerly Newmont Goldcorp Corporation and Newmont Mining Corporation, is primarily a gold producer with significant operations and/or assets in the United States, Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. At December 31, 2019, Newmont had attributable proven and probable gold reserves of 100.2 million ounces and an aggregate land position of approximately 26,400 square miles (68,300 square kilometers). Newmont is also engaged in the production of copper, silver, lead and zinc. Newmont Corporation’s original predecessor corporation was incorporated in 1921 under the laws of Delaware.

Newmont’s corporate headquarters are in Greenwood Village, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Corporation together with our affiliates and subsidiaries, unless the context otherwise requires.

On April 18, 2019, we completed the acquisition of Goldcorp, Inc. (“Goldcorp”) (“the Newmont Goldcorp transaction”). Results of Goldcorp for the period April 18 to December 31, 2019 are included in this report. For further information, see Note 3 to the Consolidated Financial Statements.

On July 1, 2019, we completed the formation of Nevada Gold Mines (“NGM”), in which we hold a 38.5% interest. As part of the formation of NGM, we contributed Carlin, Phoenix, Twin Creeks and Long Canyon (“existing Nevada mining operations”) in exchange for our 38.5% interest. Historically, our Phoenix operations in the United States produced copper as a co-product up until the formation of the Nevada Gold Mines joint venture, effective July 1, 2019 (the “effective date”), at which point copper became a by-product. In the following discussion and analysis, properties, operating statistics, reserves and selected financial data includes our existing Nevada mining operations for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017. NGM is included for the period July 1 to December 31, 2019, which is presented at our 38.5% proportionate share, unless otherwise indicated. For further information, see Note 4 to the Consolidated Financial Statements.

Segment Information

Our operations are organized in five geographic regions; North America, South America, Australia, Africa and Nevada. Our North America segment consists primarily of Cripple Creek &Victor (“CC&V”) in the United States of America (“U.S.” or “USA”), Red Lake, Musselwhite, Porcupine and Éléonore in Canada and Peñasquito in Mexico. Our South America segment consists primarily of Yanacocha in Peru, Merian in Suriname and Cerro Negro in Argentina. Our Australia segment consists primarily of Boddington, Tanami and Kalgoorlie in Australia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. Our Nevada segment consists primarily of NGM, Carlin, Phoenix, Twin Creeks and Long Canyon in the USA. At December 31, 2019, our Red Lake and Kalgoorlie mines were held for sale.

See Item 1A, Risk Factors, below, and Note 5 to the Consolidated Financial Statements for further information relating to our reportable segments and assets held for sale. Refer to Note 6 to the Consolidated Financial Statements for information relating to domestic and export sales and lack of dependence on a limited number of customers.

Products

References in this report to “attributable” means that portion of gold, copper, silver, lead or zinc produced, sold or included in proven and probable reserves and mineralized material based on our proportionate ownership, unless otherwise noted.

Gold

General. We had consolidated gold production from continuing operations of 6.4 million ounces (6.0 million attributable gold ounces) in 2019, 5.5 million ounces (5.1 million attributable gold ounces) in 2018 and 5.7 million ounces (5.3 million attributable gold ounces) in 2017. Of our 2019 consolidated gold production, approximately 16% came from North America, 22% from South America, 22% from Australia, 17% from Africa and 23% from Nevada.

For 2019, 2018 and 2017, 93%, 96% and 96%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. A portion of gold sold from Peñasquito in North America, Boddington in Australia and NGM and Phoenix (until the formation of NGM) in Nevada is sold in a concentrate containing other metals such as copper, silver, lead and/or zinc.

Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2017 through 2019, mine production has averaged approximately 70% of the annual gold supply.

Gold Price. The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,268
2019	$1,546	$1,270	$1,393
2020 (through February 13, 2020)	$1,584	$1,527	$1,563

On February 13, 2020, the afternoon LBMA gold price was $1,575 per ounce.

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

Other Co-product Metals

Generally, if a metal expected to be mined represents more than 10 to 20% of the life of mine sales value of all the metal expected to be mined, the metal is considered a co-product and recognized as Sales in the Consolidated Financial Statements.

In 2019, copper production at Boddington and Phoenix and silver, lead and zinc production at Peñasquito are considered co-products. Copper, silver, lead and zinc sales are generally in the form of concentrate that is sold to smelters for further treatment and refining.

Copper. We had consolidated co-product copper production of 79 million pounds in 2019, 109 million pounds in 2018 and 113 million pounds in 2017. For 2019, 2018 and 2017, 2%, 4% and 4%, respectively, of our Sales were attributable to copper. Of our 2019 copper production, approximately 19% came from Nevada and 81% from Australia.

Silver. We had consolidated co-product silver production of 15.9 million ounces in 2019, which represents 3% of Sales. All of our 2019 silver production came from North America.

Lead. We had consolidated co-product lead production of 108 million pounds in 2019, which represents 1% of Sales. All of our 2019 lead production came from North America.

Zinc. We had consolidated co-product zinc production of 187 million pounds in 2019, which represents 1% of Sales. All of our 2019 zinc production came from North America.

Gold and Other Metals Processing Methods

Doré. Gold is extracted from naturally-oxidized ores by either milling or heap leaching, depending on the amount of gold contained in the ore, the amenability of the ore to treatment and related capital and operating costs. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water into a slurry, which then passes through a carbon-in-leach circuit. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable, synthetically lined pads where a weak cyanide solution is applied to the surface of the heap to dissolve the gold contained within the ore. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation.

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

Concentrate. At Peñasquito, sulphide ore is delivered to a crushing and grinding plant which feeds a sulfide processing plant. The sulfide processing plant primarily comprises lead and zinc flotation stages. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrate. The lead concentrate is highly enriched in gold and silver concentrate, with a smaller fraction of the precious metal reporting to zinc concentrate. The resulting concentrate is sold to smelters or traders for further processing.

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

Competition

The top 10 producers of gold comprise approximately thirty percent of total worldwide mined gold production. We currently rank as the top gold producer with approximately seven percent of estimated total worldwide mined gold production. Our competitive position is based on the size and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce, and to manage our costs.

Licenses and Concessions

Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government. These countries include, among others, the United States, Canada, Mexico, Peru, Suriname, Argentina, Australia and Ghana. The concessions and contracts are subject to the political risks associated with the host country. See Item 1A, Risk Factors, below.

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

Environmental Matters

Our mining and exploration activities are subject to various laws and regulations in various jurisdictions governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive.

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets in all material respects applicable legal and regulatory requirements. At December 31, 2019, $3,334 was accrued for reclamation costs relating to current or recently producing properties.

We are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. Based upon our best estimate of our liability for these matters, $299 was accrued at December 31, 2019 for such obligations associated with properties previously owned or operated by us or our subsidiaries. The amounts accrued for these matters are reviewed periodically based upon facts and circumstances available at the time.

For a discussion of the most significant reclamation and remediation activities, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and Note 7 and Note 32 to the Consolidated Financial Statements.

In addition to legal and regulatory compliance, we have developed complementary programs to guide our Company toward achieving transparent and sustainable environmental and socially responsible performance objectives. We are committed to managing climate change related risks and responsibly managing our greenhouse gas emissions. Newmont has publicly reported annually to the investor-led CDP (formerly Carbon Disclosure Project) since 2004. Our greenhouse gas emissions are independently verified to satisfy all the requirements for emissions reporting under International Standard Organization (“ISO”) 14064-3:2006. We actively participate in the International Council on Mining and Metals (“ICMM”) and are committed to the ICMM’s 10 Principles of Sustainable Development and its commitment to implement the UN Global Compact's 10 principles on human rights, bribery and corruption, labor and the environment. The compliance to the 10 principles and any mandatory requirements set out in ICMM Position Statements is externally assured by Apex Companies LLC (“Apex”), following the ICMM Sustainable Development Framework: Assurance Procedure. Apex also assures our annual sustainability report in accordance with Accountability’s AA1000 Assurance Standard (AA1000 AS 2008). In 2019, the Merian mine in Suriname was certified for the first time as ISO 14001:2015 compliant. Operating sites acquired through the Newmont Goldcorp transaction in 2019 (Musselwhite, Porcupine, Éléonore, Peñasquito and Cerro Negro) have three years to achieve ISO 14001:2015 certification. We plan to transfer these sites to Newmont’s certificate in 2022. All other Newmont operating sites were certified ISO 14001:2015 by Det Norske Veritas Germanischer Lloyd (DNV-GL).

As the third-most transparent reporter in the S&P 500 (as measured by the Bloomberg ESG Disclosure score), we annually report on our sustainability performance using the GRI (formerly Global Reporting Initiative) sustainability reporting guidelines, which are in accordance with the GRI Standards Core option, the GRI Mining and Metals Sector Supplement and the Sustainability Accounting Standards Board (SASB) guidelines for the Extractives and Minerals Processing Sector. In 2019, for the fifth year in a row, Newmont was ranked as the mining and metal sector’s top gold miner by the SAM S&P Corporate Sustainability Assessment, and was named to the Dow Jones Sustainability World Index (“DJSI World”) for the 13th consecutive year. In 2019, Newmont developed a disclosure in response to the Church of England April 10, 2019 request for information concerning tailings dam management. This disclosure provides Newmont’s approach to tailings, communications and risk management; a description of updates to our approach following recent disasters; and an inventory of tailings dam facilities for our operating sites, joint ventures, and subsidiaries. On December 16, 2019 an update was provided to our earlier Church of England Disclosure (provided on June 4, 2019). This disclosure includes two significant changes to Newmont’s tailings portfolio that transpired in 2019: (i) the Newmont

Goldcorp transaction and (ii) the formation of NGM. The updated disclosure now includes all of the tailings storage facilities in our portfolio (owned, operated, joint ventures and non-operated joint ventures) as of the end of 2019.

Health, Safety and Security

We design and conduct our business to protect the health, safety and security of our employees, contractors and visitors and believe that our operations are in compliance with applicable laws and regulations in all material respects. In addition, the Company has an established Health & Safety Management System and Health, Safety and Security Standards that in most cases exceed regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.

The safety of our people and the communities in which we operate is a priority core value with the right to life and right to safe working conditions among our most salient human rights and key priorities. We strongly believe it is possible to effectively manage these risks so everyone returns home safely at the end of the day. To embed a fatality, injury and illness free culture, Newmont has centered its health, safety and security activities on four key focus areas: leadership; fatality prevention; occupational health and wellness; and security threat management.

Past tragic events and other significant potential events have driven a refresh of our Fatality Risk Management system. These improvements will continue into 2020 and include a focus on supervisors undertaking fatality risk verifications, a combined field interaction and verification process, a targeted assurance process and the introduction of life saving behaviors. These improvements will be supported by technology including a Fatality Risk Management application.

The core elements of the Fatality Risk Management system remain the same and the focus continues to be on every individual being able to identify and control any fatality risk they are exposed to.

We continue to be committed to learning from and sharing best practices with others. We actively participate in programs to improve our performance as members of the ICMM and the Mining Safety Roundtable. Our university investments include safety improvements through South Dakota School of Mines and Technology together with the Newmont Center at the University of Utah. We also participate in regional health and safety programs, such as the Western Australia Chamber of Minerals and Energy and the Ghana Chamber of Mines.

Employees and Contractors

Approximately 16,600 people were employed by Newmont and Newmont subsidiaries at December 31, 2019. In addition, approximately 15,000 people were working as contractors in support of Newmont’s operations at December 31, 2019.

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “estimate(s),” “should,” “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:

●	estimates regarding future earnings and the sensitivity of earnings to gold, copper, silver, lead, zinc and other metal prices;
●	estimates of future mineral production and sales;
●	estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
●	estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;
●	estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;

●	estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;
●	estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
●	statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future share repurchase transactions, debt repayments or debt tender transactions;
●	statements regarding future dividends and return to shareholders;
●	estimates regarding future exploration expenditures, results and reserves and mineralized material;
●	statements regarding fluctuations in financial and currency markets;
●	estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
●	expectations regarding statements regarding future transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters;
●	expectations of future equity and enterprise value;
●	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
●	statements regarding future hedge and derivative positions or modifications thereto;
●	statements regarding local, community, political, economic or governmental conditions and environments;
●	statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;
●	statements regarding expected changes in the tax regimes in which we operate, including, without limitation, estimates of future tax rates and estimates of the impacts to income tax expense, valuation of deferred tax assets and liabilities, and other financial impacts resulting from recent changes to U.S. tax laws;
●	estimates of income taxes and expectations relating to tax contingencies or tax audits;
●	estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters;
●	statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized reserve potential;
●	estimates of pension and other post-retirement costs;
●	statements regarding estimates of timing of voluntary early adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements;
●	statements regarding expected closing of pending divestitures, including Red Lake;
●	estimates of future cost reductions, synergies, savings and efficiencies in connection with full potential programs and initiatives; and

●	expectations regarding future exploration and the development, growth and potential of operations, projects and investments.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:

●	the price of gold, copper, silver, lead, zinc and other metal prices and commodities;
●	the cost of operations;
●	currency fluctuations;
●	geological and metallurgical assumptions;
●	operating performance of equipment, processes and facilities;
●	labor relations;
●	timing of receipt of necessary governmental permits or approvals;
●	domestic and foreign laws or regulations, particularly relating to the environment, mining and processing;
●	changes in tax laws;
●	domestic and international economic and political conditions;
●	our ability to obtain or maintain necessary financing; and
●	other risks and hazards associated with mining operations.

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

Our business is dependent on the prices of gold, silver, copper, zinc and lead, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:

●	Gold sales, purchases or leasing by governments and central banks;
●	Speculative short positions taken by significant investors or traders in gold, copper, silver, lead, zinc or other metals;
●	The relative strength of the U.S. dollar;
●	The monetary policies employed by the world’s major Central Banks;
●	The fiscal policies employed by the world’s major industrialized economies;
●	Expectations of the future rate of inflation;
●	Interest rates;
●	Recession or reduced economic activity in the United States, China, India and other industrialized or developing countries;
●	Decreased industrial, jewelry, base metal or investment demand;
●	Increased import and export taxes;
●	Increased supply from production, disinvestment and scrap;
●	Forward sales by producers in hedging or similar transactions; and
●	Availability of cheaper substitute materials.

Average gold prices for 2019 were $1,393 per ounce (2018: $1,268; 2017: $1,257), average copper prices for 2019 were $2.72 per pound (2018: $2.96; 2017: $2.80), average silver prices for 2019 were $16.21 per ounce, average lead prices for 2019 were $0.91 per pound and average zinc prices for 2019 were $1.16 per pound. Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to sales of gold, silver, copper, lead or zinc. We have recorded asset impairments in the past and may experience additional impairments as a result of lower gold, silver, copper, zinc or lead prices in the future.

In addition, sustained lower gold, silver, copper, zinc or lead prices can:

●	Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at sustained lower metal prices;
●	Reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads and increase the likelihood and amount that the Company might be required to record as an impairment charge related to the carrying value of its stockpiles and ore on leach pads;
●	Halt or delay the development of new projects;

●	Reduce funds available for exploration and advanced projects with the result that depleted reserves may not be replaced; and
●	Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

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

The reserves stated in this report represent the amount of gold, copper, silver, lead and zinc that we estimated, at December 31, 2019, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, or will be, to a large extent, based on the prices of gold, silver, copper, zinc and lead and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. If our reserve calculations are required to be revised using significantly lower gold, silver, zinc, copper and lead prices as a result of a decrease in commodity prices, this could result in material write-downs of our investment in mining properties and increased amortization, reclamation and closure charges.

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

In 2018, the SEC adopted amendments to the disclosure requirements for mining registrants. Under these new rules, SEC Industry Guide 7 will be rescinded and replaced with the disclosure standards under new Regulation S-K Subpart 1300. SEC Industry Guide 7 remains in effect, subject to a transition period. Newmont will be required to comply with the new rules for fiscal years 2021 and after. Accordingly, future adjustment to estimates of reserves or mineralized material will occur due to the differing standards under the new requirements including, but not limited to, the replacement of our estimate of mineralized material with an estimate of “mineral resources.”

In addition, if the price of gold, silver, copper, zinc or lead declines from recent levels, if production costs increase or recovery rates decrease or if applicable laws and regulations are adversely changed, the indicated level of recovery may not be realized or mineral reserves or mineralized material might not be mined or processed profitably. If we determine that certain of our ore reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves and mineralized material. Consequently, if our actual mineral reserves and mineralized material are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

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

For our existing operations, we base our mine plans on geological and metallurgical assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. Further, future positive revisions, if any, remain subject to improvements in costs, recovery, commodity price or a combination of these and other factors. Additionally, we review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, we review the recoverability of the carrying value of long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Management makes multiple assumptions in estimating future undiscounted cash flows, which include productions levels based on life of mine plans, future costs of production, estimates of future production levels based on value beyond proven and probable reserves at the operations, prices of metals, the historical experience of the operations and other factors. There are numerous uncertainties inherent in estimating production levels of gold, silver, copper, zinc and lead and the costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges. We may be required to recognize impairments of long-lived assets in the future if actual results differ materially from management’s estimates, which include metal prices, our ability to reduce or control production or capital costs through strategic mine optimization initiatives, increased costs or decreased production due to regulatory issues or if we do not realize the mineable ore reserves or exploration potential at our mining properties. If an impairment charge is incurred, such charges are not reversible at a later date even when favorable modifications to our proven and probable reserves and mineralized material, favorable revisions to environmental obligations, favorable changes in legislation and/or our political or economic environment, and other favorable events occur.

Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws and regulations, a breach or violation of which could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of licenses or permits and other collateral consequences and reputational harm.

We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. We have an ethics and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies and standards, all of which mandate compliance with these anti-bribery laws by the Company and its affiliates and their personnel, and also by third parties when they are engaged on our behalf. Our program also includes a well-publicized hot line for raising issues as well as processes for evaluating and investigating such issues and assurances of non-retaliation for persons who raise concerns in good faith. We report regularly to the Audit Committee of our Board of Directors on such programs and the results of investigations conducted.

We could be held responsible if our internal control policies and procedures fail to protect us from misinterpretation of or noncompliance with applicable anti-bribery laws, regulations and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the our affiliates, employees, agents or associated persons for which we might be claimed to be responsible. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. In addition, the compliance mechanisms and monitoring programs adopted and implemented by Goldcorp prior to our acquisition of Goldcorp may not have adequately prevented or detected possible violations of the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Officials Act (Canada) attributable to Goldcorp prior to our acquisition of Goldcorp and we may be held liable for any such violations. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in unlawful conduct for which we might be held responsible. Our policy when receiving credible information or allegations is to conduct internal investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted. In appropriate circumstances, we communicate with authorities in the United States and elsewhere about those investigations and reviews. Violations of these laws, or allegations of such violations, could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.

Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource extractive companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold, silver, copper, zinc and lead mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. For example, we have conducted extensive remediation work at two inactive sites in the United States. In addition, we are conducting remediation activities at a third site in the United States, an inactive uranium mine and associated mill site formerly operated by one of our subsidiaries and reclamation of several closed mine sites recently acquired from Goldcorp in Guatemala and California. In addition, we may be held responsible for the costs of addressing contamination at the site of current or former activities or at third party sites or be held liable to third parties for exposure to hazardous substances should those be identified in the future.

The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 32 to the Consolidated Financial Statements. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position.

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and its state law equivalents, current or former owners of properties may be held jointly and severally liable for the costs of site cleanup or required to undertake remedial actions in response to unpermitted releases of hazardous substances at such property, in addition to, among other potential consequences, liability to governmental entities for the cost of damages to natural resources, which may be significant. These subject properties are referred to as “superfund” sites. For example, the inactive Midnite uranium mine is a superfund site subject to CERCLA. It is possible that certain of our other current or former operations in the U.S. could be designated as a superfund site in the future, exposing us to potential liability under CERCLA.

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

For example, the Company completed a comprehensive study of the Yanacocha long-term mining and closure plans in 2016 as part of the requirement to submit an updated closure plan to Peruvian regulators every five years. As a result, the Company recorded increases to the reclamation obligation at Yanacocha in connection with an update to the Yanacocha closure plan, resulting in an increase to the recorded asset retirement cost related to the producing areas of the mine and a non-cash charge to reclamation expense related to the areas of the mine no longer in production. The increase to the reclamation obligation was primarily due to higher estimated long-term water management costs, heap leach earthworks and related support activities. For additional information regarding our review of the Yanacocha closure plan, see Note 7 to our Consolidated Financial Statements.

Our business depends on good relations with our employees.

Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. For example, during 2018, 2019 and into 2020, there have been work stoppages by miners represented by unions at our Cerro Negro mine, which have disrupted operations. At December 31, 2019, various unions represented approximately 39% of our employee workforce worldwide. The terms and conditions contained in our Ghanaian collective agreements are agreed through December 2022, with labor rates for 2020 to be calculated using a pay adjustment framework. In Peru, we recently signed a labor agreement with one union with a second agreement expiring in the first quarter of 2020, which is subject to contract negotiations in 2020. Collective Bargaining Agreements at our Peñasquito and Porcupine mines are also set to expire in 2020 and are subject to renegotiation. In December, 2019, we reached an agreement in Suriname with the union formed in March 2018. Similarly, union activities at the Company’s joint ventures could impact financial performance. For example, in January 2020 a charge against NGM alleging unfair labor practices was filed with the National Labor Relations Board. A failure to successfully enter into new contracts or resolve ongoing union complaints could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Future disputes at the Company’s operations, projects or joint ventures may not be resolved without disruptions.

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

Damage to our reputation can be the result of the actual or perceived occurrence of a variety of events and circumstances, and could result in negative publicity (for example, with respect to our handling of environmental matters or our dealings with local community organizations or individuals).

Recently we have received increased demands from stakeholders for greater transparency on environmental, social and governance performance at the site level. We developed a responsible sourcing strategy to attempt to respond and provided supplemental disclosures in our Beyond the Mine Annual Sustainability Report. Our Code of Conduct (the “Code”) forms the foundation of our internal governance structure as well as our commitment to responsible mining. We encourage employees and others to promptly report incidents of possible violations of the Code and/or our global policies and standards, including in the areas of business integrity, social and environmental, community relations and human rights. Employees and non-employees, including suppliers and community members, can anonymously report concerns via our third-party hotline tool. Each mine site has a complaints and grievances register to record matters raised by local stakeholders. When necessary, we use independent mechanisms agreed to by the complainants, such as a local leader or committee, to facilitate resolution of such matters before they require public or legal intervention. For disclosure on the nature of the cases and community complaints and grievances arising from the grievance mechanism or hotline tool, please refer to our Beyond the Mine Annual Sustainability Report available on our website. However, we are not always able to resolve these matters before they are raised publicly or in legal or regulatory proceedings and in the future we may not be able to meet the growing demands of stakeholders through these mechanisms. Such matters once publicized may negatively impact our reputation and may have a material adverse effect on our business, financial position and results of operations.

The growing use of social media to generate, publish and discuss community news and issues and to connect with others has made it significantly easier, among other things, for individuals and groups to share their opinions of us and our activities, whether true or not. We do not have direct control over how we are perceived by others and any resulting loss of reputation could have a material adverse effect on our business, financial position and results of operations.

Increased exposure to foreign exchange fluctuations and capital controls may adversely affect Newmont’s costs, earnings and the value of some of our assets.

Our reporting currency is the U.S. dollar and the majority of our earnings and cash flows are denominated in U.S. dollars. We conduct certain business in currencies other than the U.S. dollar. A portion of our operating expenses are incurred in local currencies. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms at mines located outside the United States. The foreign currencies that primarily affect our results of operations are the Australian Dollar and the Canadian Dollar. Our consolidated earnings and cash flows may also be impacted by movements in the exchange rates. Change in the value of the currencies of the Australian Dollar, Canadian Dollar, the Mexican Peso, the Dominican Peso, the Argentine Peso, the Chilean Peso or Surinamese Dollar versus the U.S. dollar could negatively impact our earnings.

In addition, from time to time, emerging market countries such as some in which we operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging markets countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on Newmont, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for Newmont. For example, in September 2019, Argentina imposed temporary foreign currency controls. For more information on Argentina’s temporary foreign currency controls, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates and more information our exposure to foreign exchange rate fluctuations, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Inflation may have a material adverse effect on results of operations.

Certain of our operations are located in countries that have in the past experienced high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). For instance, in Argentina, the level of inflation during 2019 reached 53.8%, the highest since 1991. Maintaining operating costs in Argentine pesos could expose us to risks relating to peso devaluation and high domestic inflation. This could have a material adverse effect on our business, financial position and results of operations. Suriname has also historically experienced high levels inflation, which may recur in the future. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could result in the deferral or closure of projects and mines in the event that operating costs become prohibitive.

Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.

Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold, silver, copper, zinc and lead prices, our operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities, fund construction and operation of potential future projects and various exploration projects, fund share repurchase transactions and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, silver, copper, zinc and lead prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. Additional financing may not be commercially available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold, silver, copper, zinc or lead prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt, repurchase shares and pay dividends could be significantly constrained. If we are unable to obtain financing or service existing or future debt we could be required to reduce, suspend or eliminate our dividend payments to stockholders or any planned share repurchase transactions. In addition, our joint venture partners may not have sufficient funds or borrowing ability in order to make their capital commitments. In the case that our partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.

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

From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and, potentially, generate synergies. The success of any acquisition would depend on a number of factors, including, but not limited to:

●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities and potentially Newmont’s shareholders;
●	Maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business;
●	Implementing our standards, controls, procedures and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business;
●	The potential impairment of tangible and intangible assets and goodwill, including as a result of acquisitions;
●	Potential unknown liabilities associated with a company we acquire or in which we invest; and
●	To the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

There can be no assurance that we will be able to conclude any acquisitions successfully or that any acquisition will achieve the anticipated synergies or other positive results. Estimates of mineral reserves and mineralized material prior to the acquisition are subject to uncertainty and the basis for those determinations may differ from Newmont's standards. For example, the acquired entity’s estimates may have been prepared in accordance with disclosure standards that differ from the requirements of United States securities laws. As a result, future adjustment may also occur due to differing standards, required study levels, price assumptions and other factors. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position.

For example, the integration of Newmont and Goldcorp following the acquisition of Goldcorp by Newmont in 2019 may pose special risks and unanticipated costs. The compliance mechanisms and monitoring programs adopted and implemented by Goldcorp prior to the Newmont Goldcorp transaction may not have adequately prevented or detected possible violations of environmental, health and safety, taxes, employment, labor standards, money laundering, terrorist financing and other applicable laws and failure to comply with any of the foregoing legislation prior to the Newmont Goldcorp transaction could result in severe criminal or civil sanctions and may subject Newmont to other liabilities, including fines, prosecution and reputational damage, all of which could have a material adverse effect on the business, consolidated results of operations and consolidated financial condition of Newmont.

Our goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations.

We recorded substantial goodwill, primarily as the result of our acquisition of Goldcorp in 2019. We accounted for the acquisition of Goldcorp using the acquisition method of accounting, which requires that the assets and liabilities of the acquired business be recorded at their respective fair values as of the acquisition date. Any excess of the purchase consideration over the fair value of the acquired net assets is recognized as goodwill. As of December 31, 2019, our balance sheet reflected additions to the carrying amount of goodwill recognized in connection with the Goldcorp acquisition. We review our goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. To the extent the value of goodwill becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. For additional information regarding goodwill, see Note 24 to our Consolidated Financial Statements.

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

Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Some of our operations are in remote locations requiring long distance transmission of power, and in some locations we compete with other companies for access to third party power generators or electrical supply networks. As certain of our operations, move towards lower greenhouse gas (“GHG”) emissions targets, power sources and technology at our operations will continue to be evaluated. Certain of our operations may become more dependent upon access to electrical power supply as certain mines, like Borden, move towards electrification of the mine. A disruption in the transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

Continuation of our mining production is dependent on the availability of sufficient water supplies to support our mining operations.

We recognize the right to clean, safe water and that reliable water supplies are vital for hygiene, sanitation, livelihoods and the health of the environment. Water is also critical to our business, and the increasing pressure on water resources requires us to consider both current and future conditions in our management approach. Across the globe, water is a shared and regulated resource. Newmont operates in areas where watersheds are under stress with limited supply, increasing population and water demand, and impacted water in various forms. With access to water being fundamental to our success and to the sustainability of a shared asset, we developed a Global Water Strategy in 2014. Current and long-term water risks include those that arise from our operations (e.g., the use of chemicals in processing) and events that we do not control (e.g., extreme weather and climate change). Our management of water-related risks targets the specific areas in which we operate, and takes into consideration the physical environment and social and regulatory context. Although each of our operations currently has sufficient water rights, claims and contracts to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings or community negotiations relating to our water rights, claims, contracts and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control. For example, the continuation of the below average rainfall or the occurrence of drought in southwest Australia could impact our raw water supply at Boddington. While we incorporated systems to address the impact of the dry season as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations.

We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure and risks associated with implementation, upgrade and integration.

We are dependent upon information technology and operational technology systems in the conduct of our operations. Our information systems, and those of our third-party service providers and vendors, are vulnerable to an increasing threat of continually evolving cybersecurity risks from a variety of sources, including, without limitation, malware, computer viruses, cyber threats, extortion, employee error, malfeasance, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, targets and consequences. Additionally, unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our third-party service providers, employees or vendors. We have experienced attempts by external parties to compromise our networks and systems. Although such attempts to date have not resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for preparing and protecting against such attempts and mitigating such risks may prove to be insufficient against future attacks. Any future material compromise or breach of our IT systems could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. Given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions. Outages in our operational technology may affect operations related to health and safety and could result in putting lives at risk of harm or death. In addition, as technologies evolve and these cybersecurity attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. For instance, we review our cybersecurity controls against current industry threats and partner with security vendors to assist with protecting our network and data resources through activities such as penetration and vulnerability testing, assessments against current cybersecurity standards, and leveraging industry recommendations from both independent vendors as well as industry partners. These efforts are designed to address any remediation actions through our ongoing cyber security program. Such efforts may incur significant costs and yet prove insufficient to deter future cybersecurity attacks or prevent all security breaches.

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

We maintain insurance policies that may respond to certain risks related to our operations. This insurance is maintained in amounts that we believe are reasonable depending upon the circumstances surrounding each identified risk. However, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Some concern always exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crises are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation or unilateral modification of concessions and contracts. We do not maintain insurance policies against political risk. Occurrence of events for which we are not insured may affect our results of operations and financial position.

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

To the extent we hold or acquire interests in any joint ventures or enter into any joint ventures, our interest in these properties is subject to the risks normally associated with the conduct of joint ventures.

To the extent we hold or acquire interests in any joint ventures or enter into any joint ventures in the future, the existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition:

●	inconsistent economic, political or business interests or goals between partners or disagreements with partners on strategy for the most efficient development or operation of mines;
●	inability to control certain strategic decisions made in respect of properties;
●	exercise of veto rights by our partners so as to block actions that we believe to be in our or the joint venture’s best interests;
●	inability of partners to meet their financial and other obligations to the joint venture or third parties; and
●	litigation between partners regarding management, funding or other decisions related to the joint venture.

To the extent that we are not the operator of a joint venture properties, such that we will be unable to control the activities of the operator, the success of such operations will be beyond our control. In many cases we will be bound by the decisions made by the operator in the operation of such property, and will rely on the operator to manage the property and to provide accurate information related to such property. We can provide no assurance that all decisions of operators of properties we do not control will achieve the expected results.

For example, our joint ventures, including the joint venture that combines our and Barrick Gold Corporation’s (“Barrick”) respective Nevada operations, forming NGM, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”), may not be as beneficial to us as expected, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, integration challenges, currency fluctuations, political risks, labor disputes or other factors. Pursuant to the terms of the Nevada JV Agreement, we hold a 38.5 percent economic interest and Barrick holds a 61.5 percent economic interest in NGM. Barrick operates NGM with overall management responsibility is subject to the supervision and direction of NGM’s board of directors, which is comprised of three directors appointed by Barrick and two directors appointed by Newmont. Outside of certain prescribed matters, decisions of the board of directors will be determined by majority vote, with the directors appointed by each company having voting power in proportion to such company’s economic interests in NGM.

Because we beneficially own less than a majority of the ownership interests in NGM, we have limited control of NGM’s operations and we depend in part on Barrick to operate NGM. In the event that Barrick has interests, objectives and incentives with respect to NGM that differ from our own, there can be no assurance that we will be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in NGM, the business of NGM or the portion of our growth strategy related to NGM.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. Furthermore, to the extent we sell or reduce our interest in certain assets, we may give representations and warranties and indemnities customary for such transactions and we may agree to retain responsibility for certain liabilities related to the period prior to the sale. As a result, we may incur liabilities in the future associated with assets we no longer own or in which we have a reduced interest. For a more detailed discussion of pending litigation, see Note 32 to our Consolidated Financial Statements.

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

Our legal title to our properties does not preclude third parties from challenging our title or related property rights, including challenge by governments, indigenous or communal peoples, or private parties. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In Mexico, mining rights that are granted under a concession do not include ownership, possession, or access rights over the surface; we acquire such surface rights through purchase or lease from private parties and local communities. In addition, certain of our Australian and Canadian properties could be subject to native title, including first nations’ and traditional landowner claims, and our ability to use these properties is dependent on agreements with traditional owners of the properties. In Ghana, our title in our properties could be subject to challenge based on the presence of artisanal miners. See the risk factor under the heading “Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks” below for further information. A determination of defective title or risks in connection with a challenge to title rights could impact existing operations as well as exploration and development projects, and future acquisitions which could have an adverse effect on operations, our ability to develop new projects, and our financial position. For more information regarding native title or traditional landowner claims, see the discussion under the Australia Section of Item 2, Properties, in this report.

Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks.

Artisanal and illegal miners have been active on, or adjacent to, some of Newmont’s African and South American properties, including recently in Ghana, where illegal miners attacked a field team of security guards employed by a security contractor, tragically resulting in a fatality. Illegal mining, which involves trespass into the development or operating area of the mine, is both a security and safety issue, which may present a security threat to property and human life. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, safety and health impacts of artisanal and illegal mining are frequently attributed to formal large scale mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners normally have separate and distinct supply chains. These misconceptions impact negatively on the reputation of the industry. The activities of the illegal miners could cause damage to Newmont’s properties or result in inappropriate or unlawful use of force for which Newmont could potentially be held responsible. The presence of illegal miners could lead to exploration and project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining and theft could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development.

Civil disturbances and criminal activities can disrupt business and expose the Company to liability.

Civil disturbances and criminal activities such as trespass, illegal mining, sabotage, theft, blockades and vandalism may cause disruptions and could result in the suspension of operations, delays to project development and negative impacts on exploration activities at certain sites. Incidents of such activities have occasionally led to conflict with security personnel and/or police, which in some cases resulted in injuries including in Ghana, Peru, Mexico and Suriname. Although security measures have been implemented by the Company to protect employees, community members, property and assets, such measures will not guarantee that such incidents will not continue to occur in the future, or result in harm to employees, community members or trespassers, decrease operational efficiency or construction delays, increase community tensions or result in liabilities or reputational harm to Newmont. The manner in which the Company’s personnel, national police or other security forces respond to civil disturbances and criminal activities can give rise to additional risks where those responses are not conducted in a manner consistent with international and Newmont standards relating to the use of force and respect for human rights.

Newmont takes seriously our obligation to respect and promote human rights, is a signatory to and active participant in the Voluntary Principles on Security and Human Rights, and has adopted a Sustainability and Stakeholder Engagement Policy and Human Rights Standard in-line with the UN Guiding Principles on Business and Human Rights. Nonetheless, although the Company has implemented a number of significant measures and safeguards which are intended to ensure that personnel understand and uphold these standards, the implementation of these measures will not guarantee that personnel, national police or other security forces will uphold these standards in every instance. The evolving expectations related to human rights, indigenous rights, and environmental protections may result in opposition to our current and future operations, the development of new projects and mines, and exploration activities. Such opposition may take the form of legal or administrative proceedings or manifestations such as protests, roadblocks or other forms of public expression against our activities, and may have a negative impact on our local or global reputation and operations. Opposition by community and activist groups to our operations may require modification of, or preclude the operation or development of, our projects and mines or may require us to enter into agreements with such groups or local governments with respect to our projects and mines or exploration activities, in some cases, causing increased costs and significant delays to the advancement of our projects. For example, prior to our acquisition of the Marlin mine in Guatemala, the mine was the subject of numerous complaints of human rights violations and faced opposition from the community and from non-governmental organizations that resulted in an order from the Inter-American Commission on Human Rights to close the mine and contributed to the decision to close the Marlin mine in 2017. In Peru, our Conga project faced opposition from anti-mining activists in 2011, after which we suspended construction on the project’s mining facilities and eventually reclassified Conga’s reserves to mineralized material as the result of certain operating and construction permits expiring at the end of 2015. The failure to conduct operations in accordance with Company standards can result in harm to employees, community members or trespassers, increase community tensions, reputational harm to Newmont or result in criminal and/or civil liability and/or financial damages or penalties.

Competition from other natural resource companies may harm our business.

We compete with other natural resource companies for specialized equipment, components and supplies, such as drill rigs, necessary for exploration and development, as well as for rights to mine properties containing gold, silver, copper, zinc, lead and other minerals. We may be unable to continue to attract and retain skilled and experienced employees, to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties, which could have an adverse effect on our competitive position or adversely impact our results of operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 11 to our Consolidated Financial Statements under the heading “Income and Mining Taxes - Valuation of Deferred Tax Assets” and Note 2 under the heading “Summary of Significant Accounting Policies – Valuation of Deferred Tax Assets” for additional information and factors that could impact the Company’s ability to realize the deferred tax assets. For additional information regarding Newmont’s non-current deferred tax assets, see Note 11 to our Consolidated Financial Statements.

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

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

●	Environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;
●	Industrial accidents, including in connection with the operation of mining equipment, milling equipment and/or conveyor systems and accidents associated with the preparation and ignition of large-scale blasting operations, milling and processing;
●	Accidents in connection with transportation, including transportation of chemicals, explosions or other materials, transportation of large mining equipment and transportation of employees and business partners to and from sites;
●	Social, community or labor force disputes or stoppages, such as at Peñasquito;
●	Changes to legal and regulatory requirements;
●	Security incidents, including activities of illegal or artisanal miners, gold bullion or concentrate theft, including in transport, and corruption and fraud;
●	Shortages in materials or equipment and energy and electrical power supply interruptions or rationing;
●	Failure of unproven or evolving technologies or loss of information integrity or data;
●	Unexpected geological formations or conditions (whether in mineral or gaseous form);
●	Metallurgical conditions and gold, copper or other metal recovery, including unexpected decline of ore grade;
●	Unanticipated changes in inventory levels at heap-leach operations;
●	Ground and water conditions;
●	Fall-of-ground accidents in underground operations;
●	Failure of mining pit slopes and tailings dam walls;
●	Seismic activity;
●	Surface or underground fires or floods, such as the underground conveyor belt fire that resulted in a shutdown of the Musselwhite mine facility in March of 2019; and
●	Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions, including those impacting operations or the ability to access and supply sites. For example, in 2017 rainfall and flooding in Northern Australia and Peru, temporarily impacted our ability to import fuel and other key deliveries to our Tanami and Yanacocha sites, respectively.

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

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses generally and large multinational corporations in natural resources industries, such as Newmont, in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. Such pressures tend to be particularly focused on companies whose activities are perceived to have a high impact on their social and physical environment. In Ghana, for instance, a number of community related demonstrations occurred during 2018 and 2019 in response to the perceived impacts of our operations on the land and on fairness of compensation. Similarly, a number of community based groups continue pressuring the company for additional benefits related to jobs, training and benefit sharing. The Company is seeking mechanisms for dialogue to understand concerns and address impacts and benefits in a transparent and participatory manner. In Mexico, operations at our Peñasquito mine were suspended several times between April and October of 2019 following blockades by community members pressuring the company for enhanced access to the local water supply among other benefits. The potential consequences of these pressures include operational disruption, reputational damage, legal suits, increasing social investment obligations to communities and pressure to increase taxes and royalties payable to governments.

Our operations face substantial regulation of health and safety.

Our operations are subject to extensive and complex laws and regulations governing worker health and safety across our operating regions and our failure to comply with applicable legal requirements can result in substantial penalties. Future changes in applicable laws, regulations, permits and approvals or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance, lead to the revocation of existing or future exploration or mining rights or otherwise have an adverse impact on our results of operations and financial position.

For instance, the operation of our mines in the United States is subject to regulation by the U.S. Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Over the past several years MSHA has significantly increased the numbers of citations and orders charged against mining operations and increased the dollar penalties assessed for citations issued. If MSHA inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures. MSHA issued fines, penalties or sanctions and mandated temporary or extended closures could have an adverse effect on our results of operations and financial position. See Exhibit 95 to this report for additional information regarding certain MSHA orders and citations issued during the year ended December 31, 2019.

We have implemented a management system designed to promote health and safety, environmental performance and community relations. However, we nevertheless in 2018 experienced seven fatalities, six at our operations in Ghana and one in Nevada, which involved subsequent investigations by Ghana’s Mineral Commission and the MSHA, respectively. Our ability to operate (including the effect of any impact on our workforce) and thus, our results of operations and our financial position (including because of potential related fines and sanctions), could be adversely affected by accidents or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

Our operations are subject to extensive environmental laws and regulations, including regulations and legislation governing issues involving climate change.

Our exploration, development, mining and processing operations are subject to extensive laws and regulations governing land use and the protection of the environment, which generally apply to air and water quality, protection of endangered, protected or other specified species, hazardous waste management and reclamation. Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Compliance with these laws and regulations imposes substantial costs and burdens, and can cause delays in obtaining, or failure to obtain, government permits and approvals which may adversely impact our closure processes and operations.

Increased global attention or regulation on consumption of water by industrial activities, as well as water quality discharge, and on restricting or prohibiting the use of cyanide and other hazardous substances in processing activities could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs.

Producing gold is an energy-intensive business, resulting in a significant carbon footprint. Energy costs account for approximately twenty percent of our overall operating costs, with our principal energy sources being purchased electricity, diesel fuel, gasoline, natural gas and coal. Such costs are increasing with increasing use of energy at our mines as certain operations, like Borden, move towards electrification of the mine.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020. The Paris Agreement went into effect in November 2016 when countries that produce at least 55% of the world's greenhouse gas emissions ratified the agreement. While there are no immediate impacts to business from the Paris Agreement, the goal of limiting global warming to “well below 2o C” will be taken up at national levels. Industrialized nations (e.g., Australia) are likely to implement national emission reduction targets that require an investment shift towards low carbon technologies and systems, shifting away from coal and diesel power generation. The temperature change goal implies a move to net zero greenhouse gas emissions from energy use and industrial activities by 2050 to 2060. The relevant details of the shift towards low carbon technologies are defined in the national plans, which will need further definition in new rules from each country by 2020. The U.S. has announced the intention to withdraw from the Paris Agreement, which begins a lengthy process that will not be completed until November 2020. Inconsistent implementation or significant delay in the implementation of the Paris Agreement is likely to increase the risk for future swings in regulatory impacts and rapid shifts to low carbon technologies.

Some of the countries in which we operate have implemented, and are developing, laws and regulations related to climate change and greenhouse gas emissions. In December 2009, the United States Environmental Protection Agency (“EPA”) issued an endangerment finding under the U.S. Clean Air Act that current and projected concentrations of certain mixed greenhouse gases, including carbon dioxide, in the atmosphere threaten the public health and welfare. In Australia the Emissions Reduction Fund legislation, Safeguard Mechanism Rule 2015 came into effect on July 1, 2016. Facilities that exceed the baseline mandated by the law in future years are required to purchase Australian Carbon Credit Units (“ACCUs”). Canada mandated a $10 per tonne carbon tax that incrementally increases to $50 per tonne in 2022. Additionally, Australia and various U.S. jurisdictions have renewable portfolio standards that add renewable energy fees to purchases of electricity.

Legislation and increased regulation and requirements regarding climate change are resulting in increased costs on us, our venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. Operations that rely on national hydro-

electric grid power can be adversely affected by drought resulting in power load-shedding and lost production. These impacts may adversely impact the cost, production and financial performance of our operations.

Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.

Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, at our operations in Australia, Ghana, Peru, Colorado and at NGM, in Nevada. For example, pit failures at the Silverstar pit and Gold Quarry pit of the Carlin mine in Nevada, part of NGM. See also the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations” earlier in this section.

Unanticipated adverse geotechnical and hydrological conditions, may occur. For example, seismic activity, such as seismic activity experienced at our Éléonore mine, surface or underground fires, such as the underground conveyor belt fire that resulted in a shutdown of the Musselwhite mine facility in March of 2019, and floods, landslides and pit wall failures, can be difficult to predict. Such conditions are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability and seismic activity, which may result in slippage of material. Such events may not be detected in advance.

In addition, Newmont has numerous operational and closed tailings impoundments in a variety of climatic and topographic settings. In 2019, the Company managed and placed approximately 170 million tonnes of tailings. The failure of tailings dam and storage facilities and other impoundments at our mining sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large scale tailings dam failure at an unaffiliated mine, which resulted in numerous fatalities and caused extensive property, environmental and reputational damage. Recognizing this risk, Newmont continues to review our existing practices. However, no assurance can be given that these events will not occur in the future. See also the risk factor under the heading “We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining” earlier in this section.

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

Exploration, development, production and mine closure activities are subject to regional, political, economic, community and other risks of doing business in multiple jurisdictions, including:

●	Potential instability of foreign governments and changes in government policies, including relating to or in response to changes of U.S. laws or foreign policies;
●	Expropriation or nationalization of property;
●	Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;

●	Restrictions on the ability of local operating companies to sell gold and other metals offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;
●	Import and export regulations, including restrictions on the export of gold, silver, copper, zinc and/or lead;
●	Disadvantages relating to submission to the jurisdiction of foreign courts or arbitration panels or enforcement or appeals of judgments at foreign courts or arbitration panels against a sovereign nation within its own territory;
●	Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Argentina, Australia, Canada, Chile, the Dominican Republic, Ghana, Mexico, Peru, Suriname, the State of Colorado and the State of Nevada in the U.S.;
●	Changes in laws or regulations in the jurisdictions in which we operate, including in changes resulting from changes in political administrations;
●	Fines, fees, and sanctions imposed for failure to comply with the laws and regulations of the jurisdictions in which we operate;
●	Risk of loss due to inability to access our properties or operations;
●	Other risks arising out of foreign sovereignty over the areas in which our operations are conducted, including risks inherent in contracts with government owned entities such as unilateral cancellation or renegotiation of contracts, licenses or other mining rights;
●	Delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits, mining or operating leases and other agreements and/or approvals;
●	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;
●	Claims for increased mineral royalties or ownership interests by local or indigenous communities;
●	Risk of loss due to criminal activities such as trespass, blockade, local artisanal or illegal mining, theft and vandalism;
●	Delays in obtaining or renewing collective bargaining or certain labor agreements;
●	Disadvantages of competing against companies from countries that are not subject to the rigorous laws and regulations of the U.S. or other jurisdictions, including without limitation, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the Dodd-Frank Act;
●	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;
●	Increased financing costs;
●	Currency fluctuations, particularly in countries with high inflation;
●	Foreign exchange controls;
●	Increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, such as in relation to our Boddington operation where use of alternative ports is not currently economical, or in relation to our ability to procure economically feasible ports for developing projects;
●	Risk of disruption, damage or failure of information technology systems, and risk of loss and operational delays due to impacts to operational technology systems, such as due to cyber-attacks, malicious software computer viruses, security breaches, design failures and natural disasters;

●	Risk of loss due to disease, such as malaria or the zika virus, and other potential medical endemic or pandemic issues, such as ebola or coronavirus, as a results of the potential related impact to employees, disruption to operations, supply chain delays, trade restrictions and impact on economic activity in affected countries or regions; and
●	Disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues.

Consequently, our exploration, development and production activities may be affected by these and other factors, many of which are beyond our control, some of which could materially adversely affect our financial position or results of operations.

New legislation and tax risks in certain operating jurisdictions could negatively affect us.

We have operations and conduct business in a number of jurisdictions, which may increase our susceptibility to sudden tax changes. For instance, a new 12% export duty was imposed by the Argentine government in 2018, revised down to 8% thereafter, which could affect our Argentine operations. In the province of Santa Cruz, Argentina, a new local procurement law was passed requiring extractive industries to procure at least 50% of their goods and services from registered local providers, which could further impact our operational results. In the State of Zacatecas in Mexico new environmental taxes became effective in 2017 with little direction as to how the taxes are to be calculated. See Note 32 to our Consolidated Financial Statements under the heading “Commitments and Contingencies - State of Zacatecas’ Ecological Tax.” Taxation laws and other regulations of the jurisdictions in which we operate are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. Any unexpected taxes imposed on us could have a material and adverse impact on our Company.

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

Minera Yanacocha S.R.L. (“Yanacocha”), in which we own a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. While recently roadblocks and protests have diminished and focused on local political activism and labor disputes, we cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect the Conga Project’s development and the continued operation of Yanacocha.

Construction activities on our Conga project were suspended on November 30, 2011, at the request of Peru’s central government following protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided recommendations to improve water management. Nevertheless, under the current social and political environment, we do not anticipate being able to develop Conga for five or more years. Due to the uncertainty surrounding the project’s development, we have allocated our exploration and development capital to other projects, and the Conga project is currently in care and maintenance. Should we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may have to consider other alternatives for the project, which may result in a future impairment charge.

The Central Government of Peru continued to support responsible mining as a vehicle for the growth and future development of Peru in 2019. However, we are unable to predict whether the Central government will continue to take similar positions in the future. Previous regional governments of Cajamarca and other political parties actively opposed the Conga project in the past. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate at Yanacocha could have an adverse impact on our growth and production in the region.

 In addition, in 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued water quality criteria and standards for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In response in February 2017, Yanacocha submitted its proposed modification to the previously approved Environmental Impact Assessment to the Mining Ministry (“MINEM”), which remained under review in 2019 and evaluation is expected in 2020. After approval, MINEM may allow up to three years to develop and implement the modifications to the water management system. In the event Yanacocha is unsuccessful in implementing the modifications in compliance with the new regulations and deadlines, it could result in fines and penalties relating to potential intermittent non-compliant exceedances. In addition, if accepted, the treatment options may result in increased costs. These impacts may adversely impact the future cost and financial performance of our operations in Peru.

Our Merian operation in Suriname is subject to political and economic risks.

We hold a 75% interest in the Merian gold mine in the mid-eastern part of Suriname. Political instability and uncertainty regarding the future of the Surinamese government may present risks for our operations in Suriname. In November, 2019 a criminal court found the current president of Suriname guilty of murder in absentia for the 1982 execution of 15 political opponents. The court sentenced him to 20 years in prison, though it has not served an arrest warrant and it remains unclear whether he will serve jail time. Opposition parties called for the president to step down, while the president and his allies dismissed the court’s decision as politically motivated. The president objected to the verdict and publicly called upon his supporters to accompany him to the court in late January, 2020, which has been criticized by non-governmental organizations and his political opponents as an unlawful intimidation of the court and its judges. The court decision and its outcome take place against the backdrop of upcoming national elections in May, 2020.

Operations and development in Suriname are governed by a mineral agreement with the Republic of Suriname. The mineral agreement was approved by parliament and requires approval by parliament to change. The government may request changes to the agreement in the future. While the government is generally considered by the Company to be mining friendly, it is possible that the current or future government may adopt substantially different policies, make changes in taxation treatment or regulations, take arbitrary action which might halt operations, increase costs, or otherwise impact mining and exploration rights and/or permits, any of which could have a material and adverse effect on the Company's future cash flows, earnings, results of operations and/or financial condition.

The government of Suriname previously exercised an option to participate in a fully-funded 25 percent equity ownership stake in Merian. Suriname manages its participation through Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a Surinamese corporation that is wholly owned by the government. If Staatsolie does not have sufficient funds or borrowing ability to make their capital commitments in accordance with the terms of the partnership agreement our operations in Suriname could be impacted. See the risk factor under the heading “Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.” earlier in this section under “Risks Related to Our Business”.

Artisanal and illegal miners have been active on, or adjacent to, the Merian mine in recent years. See the risk factor under the heading “Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks” earlier in this “Risk Factors” section for additional information.

Our operations at Ahafo and Akyem in Ghana are subject to political, economic and other risks.

Newmont operates in Ghana pursuant to a Revised Investment Agreement ratified by Ghana’s Parliament in 2015, which established a fixed fiscal and legal regime, including fixed royalty and tax rates, for Newmont operations in Ghana, to 2025 for Ahafo and 2027 for Akyem. However, since early 2018, and to address budgetary pressures, the Government of Ghana has initiated measures to mobilize additional revenue from the mining industry and other sectors of the economy as it attempts to increase revenue collection through various tax investigations, proposed new fees and other vehicles. There has also been an increase in anti-mining sentiment in Ghana on the back of claims of the industry is not contributing its fair share to national development. These events may result in government claims that extra revenue is owed them by the Company and other mining companies operating in Ghana, resulting in increased revenue and tax initiatives.

On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament, filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, these plaintiffs filed documents outlining the details of the their case and served our operations in Ghana along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The plaintiffs allege that the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified by the Parliament of Ghana. Our current mining leases are both previously ratified by Parliament (our June 13, 2001 mining lease was ratified by Parliament on October 21, 2008 and our January 19, 2010 mining lease was ratified by Parliament on December 3, 2015). The writ alleges that any mineral exploitation prior to Parliament ratification is unconstitutional. The Plaintiffs seek several remedies including an injunction precluding exploitation of minerals by any mining company without prior Parliament ratification, and declaration that all revenue as a result of violation of the Constitution should be recovered via cash equivalent. A new high court suit was filed in December, 2019 by different plaintiffs that repeats all of the pleadings raised in the Supreme Court case and seeks a declaration that financial gains were obtained illegally and an injunction to restrain the defendants from mining activity. An adverse decision in these matters could affect our business and could have an adverse effect on our results of operations and financial position.

The Peñasquito Mine is subject to transportation risks that could have a negative impact on our ability to operate that mine.

Concentrates containing combinations of gold, silver, zinc and lead are produced in large quantities at the Peñasquito mine and loaded onto highway road vehicles for transport to in-country smelters or to sea ports for export to foreign smelters in markets such as Asia, Europe and North America. This type of process involves a high level of environmental and financial risk. We could be subject to potential significant increases in road and maritime transportation charges and treatment and refining charges. Transportation of such concentrate is also subject to numerous risks including, but not limited to, delays in delivery of shipments, road blocks, terrorism, theft, weather conditions and environmental liabilities in the event of an accident or spill. We could be subject to limited smelter availability and capacity and could also face the risk of a potential interruption of business from a third party beyond our control, which in both cases could have a material adverse effect on our operations and revenues. Smelting, refining or transportation contracts for the Peñasquito Mine’s products may also not be entered into on acceptable terms or at all.

As an example of transportation risk, production was halted for part of 2019 at our Peñasquito mine operations due to contractor and community blockades. Production stopped from April to June and from mid-September into October, finally reopening on October 8 with support of the State and Federal governments, including an ongoing police presence. Further blockades could affect our operations and revenues from our Peñasquito mine operations.

Our business operations may be adversely affected by violence and crime in Mexico.

Various areas in Mexico are affected by persistent violence and crime. Incidents of criminal activity, trespass, theft and vandalism have occasionally affected our employees and contractors at our Peñasquito mine located in north-central Mexico. Security incidents, in the future, may have a material adverse effect on our operations, including reclamation activities, especially if criminal activity and violence continue to escalate. In addition, our response to criminal activities can give rise to additional risks should they not be carried out consistently with international standards relating to the use of force and respect for human rights. Such incidents may halt or delay production, increase operating costs; result in harm to employees, contractors, visitors or community members; decrease operational efficiency due to employee absenteeism and other factors; increase community tensions or otherwise adversely affect our ability to conduct business.

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

There continue to be risks relating to the uncertain and unpredictable political and economic environment in Argentina, especially at the provincial level in Santa Cruz where our Cerro Negro mine is located. Inflation remains a challenge in Argentina, with the level of inflation during 2019 reaching 53.8%, the highest since 1991. In September, 2019, Argentina’s central bank enacted a number of temporary foreign currency controls (valid until December 31, 2019) in an effort to stabilize the local currency. In December, 2019, the foreign exchange controls regime was extended beyond 2019 and no time was established for its expiration.  For information on Argentina’s foreign currency controls and their effect on our operations, see the sections titled “Results of Consolidated Operations” and “Foreign Currency Exchange Rates” in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. Maintaining operating revenues in Argentine pesos could expose us to the risks of peso devaluation and high domestic inflation.

The economic environment in the province of Santa Cruz has improved during 2019, although it continues to be fragile. In December 2019, the new national government suspended financial covenants that had been agreed in 2017. While the suspension of financial covenants may reduce economic and social disruption in the province, we cannot predict whether future disruptions may occur. Disruptions may include roadblocks by local communities and unions that could adversely affect access to, and operations at, the Cerro Negro Mine.

In addition, during 2019 and 2020, we experienced work stoppages by miners represented by unions at the Cerro Negro Mine. Issues may arise in the future with the unions at the Cerro Negro mine that could lead to material disruptions that adversely affect our operations at the Cerro Negro Mine.

Risks Related To Our Common Stock

The price of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.

The market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are: (i) changes in gold, and to a lesser extent, silver, copper, zinc or lead prices; (ii) operating and financial performance that vary from the expectations of management, securities analysts and investors or our financial outlook; (iii) developments in our business or in the mining sector generally; (iv) regulatory changes affecting our industry generally or our business and operations; (v) the operating and stock price performance of companies that investors consider to be comparable to us; (vi) announcements of strategic developments, acquisitions and other material events by us or our competitors; (vii) our ability to integrate and operate the companies and the businesses that we acquire; (viii) response to activism; and (ix) changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

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

ITEM 2.PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)

Production and Development Properties

Newmont’s material production and development properties are described below. Operating statistics for each region are presented in a table in the Operating Statistics section. In addition, Newmont holds investment interests in Canada, Mexico, Chile, Argentina and various other locations.

North America

The North America region maintains its headquarters in Vancouver, Canada and operates six sites, Cripple Creek & Victor (“CC&V”), Red Lake, Musselwhite, Porcupine, Éléonore and Peñasquito. The Company entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). As of December 31, 2019 the sale had not been completed.

Cripple Creek & Victor, Colorado, USA. (100% owned) Cripple Creek & Victor (“CC&V”), located next to the town of Victor, Colorado, is an open pit operation. CC&V is an epithermal alkalic deposit with heap leaching and milling processing facilities located on site. CC&V’s gross property, plant and mine development at December 31, 2019 was $857. CC&V produced 322,000 ounces of gold in 2019 and reported 2.8 million ounces of gold reserves at December 31, 2019.

Red Lake, Canada. (100% owned) Red Lake, located 112 miles (180 kilometers) north of the town of Dryden, Ontario, is an underground operation. Process facilities include two processing plants, an autoclave and a paste fill plant. Red Lake is a mesothermal greenstone-hosted gold deposit. The Red Lake assets and liabilities were classified as held for sale for the year ended December 31,

2019. Red Lake produced 113,000 ounces of gold in 2019 since the completion of the acquisition of the mine site as part of the Newmont Goldcorp transaction and reported 1.3 million ounces of gold reserves at December 31, 2019.

Musselwhite, Canada. (100% owned) Musselwhite, located approximately 265 miles (430 kilometers) north of Thunder Bay, Ontario, is an underground operation. Process facilities include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants and an electrowinning plant. Musselwhite is an iron formation hosted gold deposit. Musselwhite’s gross property, plant and mine development at December 31, 2019 was $1,016. Musselwhite produced 3,000 ounces of gold since the completion of the acquisition of the mine site as part of the Newmont Goldcorp transaction in 2019 and reported 2.1 million ounces of gold reserves at December 31, 2019.

Porcupine, Canada. (100% owned) Porcupine, consists of the Hollinger open pit and Hoyle pond underground operations, located in the city of Timmins, Ontario, as well as the Borden underground operation, located near the town of Chapleau, Ontario. Process facilities, located in the city of Timmins, include a conventional mill, which consists of a crushing and grinding circuit. Mineralization at Hollinger and Hoyle, in Timmins, comprises multiple generations of quartz-carbonate-tourmaline albite veins, associated pyrite alteration envelopes, and disseminated pyrite mineralization. Mineralization at Borden consists of a shear zone containing quartz-vein hosted sulphides within a high-grade metamorphic greenstone package. Porcupine’s gross property, plant and mine development at December 31, 2019 was $1,323. Porcupine produced 223,000 ounces of gold in 2019 since the completion of the acquisition of the mine site as part of the Newmont Goldcorp transaction and reported 2.8 million ounces of gold reserves at December 31, 2019.

Éléonore, Canada. (100% owned) Éléonore, located approximately 510 miles (825 kilometers) north of Montreal in Eeyou Istchee/James Bay in Northern Quebec, is an underground operation. Process facilities include a conventional mill which consists of a crushing and grinding circuit, flotation circuit, and carbon-in-pulp circuits. Éléonore is a clastic sediment-hosted stockwork-disseminated gold deposit. Éléonore’s gross property, plant and mine development at December 31, 2019 was $937. Éléonore produced 246,000 ounces of gold in 2019 since the completion of the acquisition of the mine site as part of the Newmont Goldcorp transaction and reported 1.3 million ounces of gold reserves at December 31, 2019.

Peñasquito, Mexico. (100% owned) Peñasquito is an open pit operation located in the northeast corner of Zacatecas State, Mexico, approximately 125 miles (200 kilometers) northeast of the city of Zacatecas and is accessible by paved roads with a private airport close to the site. The property began production in 2009, with commercial production being achieved in 2010. Goldcorp acquired its ownership in the mine in 2006 when it acquired Glamis and Newmont acquired Peñasquito in 2019 in the Newmont Goldcorp transaction. Peñasquito consists of the Peñasco and Chile Colorado open pit mines. In addition, Peñasquito has one processing plant.

Peñasquito is comprised of 20 mining concessions encompassing approximately 113,231 acres (45,823 hectares). Concessions were granted for durations of 50 years, and will expire between 2045 and 2060, and a second 50-year term can be granted if the applicant has abided by all appropriate regulations and makes the application within five years prior to the expiration date. In order to maintain these concessions, Peñasquito must pay periodic mining rights and file annual mining reports.

Surface rights in the vicinity of the Peñasco and Chile Colorado open pits are held by three ejidos: Ejido Cedros, Ejido Mazapil and Ejido Cerro Gordo. Peñasquito has signed land use agreements with each ejidos, valid through 2035 and 2036, and the relevant private owners. In addition, easements have been granted in association with the La Pardita-Cedros Highway and the El Salero-Peñasquito powerline. All necessary permits have been granted.

In July 2007, Goldcorp and Wheaton Precious Metals Corp. (then Silver Wheaton Corp.) entered into a silver streaming agreement. The Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. Refer to Note 6 to the Consolidated Financial Statements for further information.

A 2% net smelter return royalty is owed to Royal Gold Inc. from both the Chile Colorado and Peñasco open pits of the Peñasquito Mine. Since January 1, 2014, the Mexican Government levies a 7.5% mining royalty that is imposed on earnings before interest, taxes, depreciation, and amortization. There is also a 0.5% environmental erosion fee payable on precious metal production, based on gross revenues. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Peñasquito mine may be subject to these taxes. See Item 1A, Risk Factors and Note 32 to the Consolidated Financial Statements for further information.

The mineralization at Peñasquito contains gold, silver, lead and zinc. Deposits currently mined within the Peñasquito operations are considered to be examples of breccia pipes developed as a result of intrusion-related hydrothermal activity.

Process facilities include a sulfide processing plant, comprising four stages of flotation; carbon, lead, zinc and pyrite. The carbon pre-flotation circuit was added in 2018 ahead of lead flotation to remove organic carbon associated with sedimentary ores. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrates. The pyrite circuit flotation was added at the end of 2018, which treats the zinc tailings in a pyrite flotation leach, and Merrill Crowe process to recover additional silver and gold in the form of doré. The tailings from the leach circuit undergoes cyanide destruction and combines with final flotation tailings for final deposition in the tailings storage facility.

The available mining fleet consists of five rope shovels, three hydraulic shovels, four loaders, and eighty-five 320 ton haul trucks. The fleet is supported by twelve blast hole production drills, as well as track dozers, rubber tire dozers, excavators, and graders.

Brownfield exploration and development for new reserves is ongoing.

In January 2011, Peñasquito entered into a 20 year power delivery agreement with a subsidiary of InterGen Servicios Mexico (now Saavi Energia) where Peñasquito agreed to purchase electrical power from a gas-fired electricity generating facility located near San Luis de la Paz, Guanajuato, Mexico. Power is also supplied by the Mexican Electricity Federal Commission (Comision Federal de Electricidad) at its central power grid through the El Salero-Peñasquito powerline.

Peñasquito’s gross property, plant and mine development at December 31, 2019 was $5,532. Peñasquito produced 129,000 ounces of gold and 443,000 gold equivalent ounces of other metals since the completion of the acquisition of the mine site as part of the Newmont Goldcorp transaction in 2019 and reported 8.1 million ounces of gold reserves, 471 million ounces of silver reserves, 3,260 million pounds of lead and 7,420 million pounds of zinc at December 31, 2019.

South America

The South America region maintains its headquarters in Miami, Florida and operates three sites, Yanacocha, Merian and Cerro Negro. We also hold a 40% interest in the Pueblo Viejo Mine, an open pit gold mine located in the Dominican Republic. Barrick holds the other 60% interest in, and operates, the Pueblo Viejo Mine.

Yanacocha, Peru. (51.35% owned) Yanacocha is owned by Minera Yanacocha S.R.L. (“Yanacocha” or “MYSRL”), which is 51.35% owned by Newmont. The remaining interest in MYSRL is held by Compañia Minera Condesa S.A, which is 100% owned by Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) (43.65%) and Summit Global Management II VB (5%), a subsidiary of Sumitomo. For further information about ownership transactions during 2017 and 2018, see Note 14 to our Consolidated Financial Statements.

MYSRL and S.M.R.L. Chaupiloma Dos de Cajamarca (“Chaupiloma”) (a related third party) have mining concessions granted by Peru’s Geological, Mining and Metallurgical Institute. Mining concessions grant MYSRL an exclusive and irrevocable right to carry out exploration and exploitation activities within a specified area. In order to maintain these concessions, MYSRL must (i) obtain the appropriate permits and rights over the surface lands, (ii) pay annual license fees and (iii) comply with a minimum annual production obligation. For mining concessions granted prior to 2008, concessions will expire if the production obligations are not met by the end of 2038. For mining concessions granted in 2008 or thereafter, concessions will expire if minimum production is not attained by 2038.

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

The La Quinua Complex is currently mining material from the La Quinua Sur and the Tapado Oeste Layback and is scheduled to finish mining operations in 2020.

The Yanacocha Complex mines material from the Yanacocha Layback and Yanacocha Pinos, which are scheduled to finish mining operations in 2020. The Yanacocha Complex began operations in 1997 and has had limited mining operations in recent years.

The Carachugo Complex and Maqui Maqui mined material from multiple mines that are no longer in operation. In addition, the Carachugo leach pad processes oxide material from the Quecher Main project, which is a new open pit within the existing footprint of Yanacocha. This project went into commercial production in October 2019 and will extend the life of the Yanacocha operation to 2027.

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

Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite. Material is evaluated for gold grade and cyanide solubility and then placed on leach pads or in stockpiles for processing through the Yanacocha Gold Mill accordingly. Yanacocha’s available mining fleet consists of two shovels, four excavators, two loaders and thirty-one 233-tonne haul trucks.

Brownfield exploration and development for new reserves is ongoing and we continue to evaluate the potential for mining sulfide gold and copper mineralization.

Power is supplied to the operation by Engie Energia Peru SA.

Yanacocha’s gross property, plant and mine development at December 31, 2019 was $4,749. Yanacocha produced 527,000 ounces of gold (270,000 attributable ounces of gold) in 2019 and reported 3.6 million attributable ounces of gold reserves and 740 million attributable pounds of copper reserves at December 31, 2019.

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

Merian, Suriname. (75% owned) The Merian gold mine (“Merian”) is owned 75% by Newmont Suriname, LLC (“Newmont Suriname”) (formerly known as Suriname Gold Company LLC and 100% indirectly owned by Newmont Corporation) and 25% by Staatsolie (a company wholly owned by the Republic of Suriname).

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

Merian reached commercial production in October 2016 and the operation currently includes the Merian 2 open pit and the Maraba open pit. The Maraba pit was added in January 2018 and the Merian 1 pit is expected to be added in 2021. All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. Merian’s available mining fleet consists of three shovels, three mining excavators and thirty-six 150-tonne haul trucks.

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

Merian’s gross property, plant and mine development at December 31, 2019 was $1,079. Merian produced 524,000 ounces of gold (393,000 attributable ounces of gold) in 2019 and reported 3.5 million attributable ounces of gold reserves at December 31, 2019.

Cerro Negro, Argentina. (100% owned) Cerro Negro is located in southern Argentina about 250 miles (400 kilometers) southwest of the coastal city of Comodoro Rivadavia and can be accessed by paved road. Gold was first discovered in the area in 1992. Goldcorp acquired its ownership in the mine in 2010 from Andean Resources Limited and Newmont acquired Cerro Negro in 2019 in the Newmont Goldcorp transaction. Commercial production began in 2015.

The mineral tenure consists of ten mining property titles totaling 53,246 acres (21,548 hectares), and three exploration licenses, covering 13,193 acres (5,339 hectares). We also own significant lands in the Cerro Negro mine area, totaling approximately 27,429 acres (11,100 hectares), which lands overlie the Bajo Negro and Vein Zone deposits and adjacent prospects. The Cerro Negro mine operations hold all required permits to support the current mining operations.

A 3% royalty is payable to the Province of Santa Cruz, subject to certain adjustments. In addition, there is a Provincial Sustainability Fund royalty of up to 2% of gross income, and a Municipality Sustainability Fund royalty of 1% of net earnings.

Cerro Negro consists of the Eureka, Mariana Central and Mariana Norte operating underground mines and the Emilia and San Marcos underground mines, which are currently in development. Deposits within the Cerro Negro mine operations are low-sulphidation, epithermal gold–silver vein deposits.

Cerro Negro’s available underground mining fleet consists of 15 underground loaders, 23 40-tonne haul trucks and additional auxiliary equipment as required.

The processing plant facilities consist of a crushing plant, a grinding circuit, agitated leaching, counter-current decantation, solution clarification, Merril Crowe zinc precipitation and smelting to produce gold/silver doré bars that are shipped to a refinery for further processing.

Brownfield exploration and development for new reserves is ongoing, including the development of the Eastern district.

Electrical power supply for the operation is provided by a 132 kw high voltage line interconnected to the national grid by a transformer station located near the process plant. A 33 kw grid was built to distribute power to the Mariana and Eureka areas.

Cerro Negro’s gross property, plant and mine development at December 31, 2019 was $1,718. Cerro Negro produced 334,000 ounces of gold since the completion of the acquisition of the mine site as part of the Newmont Goldcorp transaction in 2019 and reported 2.6 million ounces of gold reserves at December 31, 2019.

Pueblo Viejo, Dominican Republic. (40% owned) Pueblo Viejo is a joint venture with Barrick, where Barrick is the operator. We report our interest in Pueblo Viejo on an equity method basis. Pueblo Viejo, located approximately 60 miles (100 kilometers) northwest of Santo Domingo, is an open pit operation. Process facilities include a conventional mill which consists of a crushing and grinding circuit, an autoclave, and a carbon-leach circuit. Pueblo Viejo is a high sulphidation, quartz-alunite epithermal gold and silver deposit.

Pueblo Viejo produced 287,000 attributable ounces of gold since the completion of the acquisition of the mine site as part of the Newmont Goldcorp transaction in 2019 and reported 3.8 million ounces of attributable gold reserves at December 31, 2019.

Australia

The Australia region maintains its headquarters in Perth, Australia and operates two sites, Boddington and Tanami. The Company entered into a binding agreement on December 17, 2019, to sell its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Company’s Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020. Pursuant to the terms of the agreement, Newmont will provide transitional services support until June 30, 2020.

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

The Boddington project area comprises 52,506 acres (21,249 hectares) of mining tenure leased from the State of Western Australia, of which 26,910 acres (10,890 hectares) is subleased from the South 32 Worsley Joint Venturers. The total project area is comprised of multiple leases that expire between 2020 and 2039. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps existing mining tenure.

Boddington consists of greenstone diorite hosted mineralization and activities continue to develop the known reserve. The mine operates two pits (North and South Pits), utilizing two electric rope shovels, an electric hydraulic shovel and a diesel powered face shovel as its prime ex-pit material movers with a fleet of 39 production haul trucks and a fleet of ancillary equipment as required. Boddington has a current capacity to mine approximately 235,000 tonnes of material per day. The milling plant includes a three-stage crushing facility (two primary crushers, six secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and a carbon-in-leach circuit. The flotation circuit process recovers gold-copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered to produce doré.

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

Boddington’s gross property, plant and mine development at December 31, 2019 was $4,267. Boddington produced 703,000 ounces of gold and 146,000 gold equivalent ounces of other metals in 2019. At December 31, 2019, Boddington reported 11.9 million ounces of gold reserves and 1,230 million pounds of copper reserves.

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

The Newmont Tanami Operations has an area of 942,597 acres (381,455 hectares) of exploration licenses and 11,025 acres (4,462 hectares) of mineral leases granted pursuant to the Northern Territory Mineral Titles Act. The total project area is comprised of multiple leases and licenses that expire between 2020 and 2036. The operation has been granted authorization via the Northern Territory Mining Management Act to undertake mining activities on these mineral leases. For the exploration licenses, Tanami is required to make annual payments which range from 5% to 7% of the audited exploration expenditure (subject to a minimum payable) to the Central Land Council for each of the Deeds for Exploration.

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

Mining operations are predominantly focused on the Callie and Auron ore bodies in the underground mine at DBS. Tanami consists of sediment hosted sheeted quartz vein mineralization. In October 2019, the Board of Directors approved full funding of the Tanami Expansion 2 project comprising a 0.9 mile (1.5 kilometer) hoisting shaft and supporting infrastructure.

Tanami, as an underground mining operation, has a fleet of 10 underground loaders and 20 haul trucks, each with 60 to 65-tonne payloads. The processing plant was originally commissioned in 1986. The processing plant facilities were expanded and upgraded during the third quarter of 2017 and currently consist of a crushing plant, a grinding circuit, gravity carbon in pulp tanks and a conventional tailings disposal facility.

Brownfield exploration and development for new reserves is ongoing with the main focus being underground ore definition drilling of the Auron, Federation and Liberator ore bodies as well as exploration of the Oberon ore body.

The Tanami Power project was completed in March 2019 and includes the installation of two power stations, a 66kV interconnected power line, and a 275 mile (450km) natural gas pipeline connecting the Tanami site to the Amadeus Gas Pipeline. The pipeline was built and will be maintained by Australian Gas Infrastructure Group, while the power stations were constructed and will be operated by Zenith Energy. The gas supply, gas transmission and power purchase agreements are for a ten year term with options to extend.

Tanami’s gross property, plant and mine development at December 31, 2019 was $1,793. Tanami produced 500,000 ounces of gold in 2019 and reported 5.7 million ounces of gold reserves at December 31, 2019.

Kalgoorlie, Australia. (50% owned) Kalgoorlie, located 373 miles (600 kilometers) east of Perth in Western Australia, is an open pit and underground operation. Kalgoorlie is a joint venture with Saracen Mineral Holdings Limited and Newmont is the operator. We report our interest in Kalgoorlie on a pro rata basis. As noted above, we completed the sale of Kalgoorlie on January 2, 2020. The processing plant includes the Fimiston processing plant and the Gidji processing plant. Kalgoorlie consists of greenstone dolerite hosted mineralization. The Kalgoorlie assets and liabilities were classified as held for sale for the year ended December 31, 2019. Kalgoorlie produced 228,000 attributable ounces of gold in 2019 and reported 3.1 million attributable ounces of gold reserves at December 31, 2019.

Africa

The Africa region maintains its headquarters in Accra, Ghana and operates two sites, Ahafo and Akyem.

In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (“IA”) between Newmont and the government of Ghana. The IA established a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. In December 2015, Ghana’s Parliament ratified the Revised Investment Agreements (“Ghana Investment Agreements” or “Revised IAs”). Currently, the maximum corporate income tax rate remains at 32.5% and royalties are paid on a sliding scale system that is based on average monthly gold prices. The rates range from 3% to 5% of revenues (plus an additional 0.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after reaching specific production milestones by receiving 1/9th of the total amount paid as dividends to Newmont shareholders. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. The Ghana Investment Agreements also contain commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.

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

The Ahafo operations cover an area of approximately 137,000 acres (55,000 hectares) for the mining lease concession with current mine take area of approximately 18,700 acres (7,600 hectares) that has been fully compensated and approximately 6,500 acres (2,600 hectares) of mining area that has not been fully compensated (e.g. payment would be necessary to move people from their land). The Ahafo mine operates on three mining leases between the Government of Ghana and Newmont Ghana Gold Ltd. The leases grant the exclusive rights to work, develop and produce gold in the lease area, including the processing, storing and transportation of ore and materials. The leases require Ahafo to respect or perform certain financial and statutory reporting obligations and expire in approximately 13 years and are renewable subject to certain conditions. Ahafo pays a royalty of 2% on net smelter returns to Franco-Nevada for all gold ounces recovered from areas previously owned by Moydow and a sliding scale royalty based on the average monthly gold price up to 5% on gold production to the government of Ghana.

The Ahafo mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins. Ahafo has two active open pits, Subika and Awonsu. Subika added an underground operation, which reached commercial production in November 2018, and Awonsu completed a layback in November 2019. The available mining fleet for surface mining consists of three shovels and thirty-eight 141-tonne haul trucks. The available mining fleet for underground mining consists of five underground loaders and eight haul trucks, each with a 60-tonne payload. The daily production rate is approximately 95,000 tonnes. The processing plant was commissioned in 2006 to process 7.5 million tonnes of primary and oxide ore per year. With the depletion of oxide ore, the current plant throughput has decreased to 6.5 million tonnes per year. The processing plant consists of a crushing plant, a grinding circuit, carbon in leach tanks, elution circuit, counter current decantation circuit and a tailings disposal facility.

The Ahafo Mill Expansion was completed in October 2019 that expanded the existing plant by approximately 3.5 million tonnes per year through the installation of a new crusher, a single stage SAG mill and two leach tanks.

Ahafo’s gross property, plant and mine development at December 31, 2019 was $2,473. Ahafo produced 643,000 ounces of gold in 2019 and reported 9.6 million ounces of gold reserves at December 31, 2019.

Akyem, Ghana. (100% owned) Akyem, located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra, is an open pit mining operation. Process facilities include a crushing plant, a SAG and ball milling circuit, carbon-in-leach, elution and bullion smelting facilities and a tailings storage facility. The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. Akyem’s gross property, plant and mine development at December 31, 2019 was $1,458. Akyem produced 422,000 ounces of gold in 2019 and reported 2.6 million ounces of gold reserves at December 31, 2019.

Nevada

On July 1, 2019, the Company contributed its existing Nevada mining operations, which included Carlin, Phoenix, Twin Creeks and Long Canyon, to NGM in exchange for a 38.5% interest in NGM. Prior to the formation of NGM, the Nevada region produced 765,000 ounces of gold and 35 million pounds of copper in 2019. For additional information regarding the formation of NGM, see Note 4 to the Consolidated Financial Statements and the discussion in our Results of Consolidated Operations in Part II Item 7.

NGM, Nevada, USA. (38.5% owned) NGM, located in Elko, Nevada, is a joint venture with Barrick who is the operator. We report our interest in NGM on a pro rata basis. NGM operations include Cortez, Carlin, Turquoise Ridge, Phoenix, and Long Canyon.

In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine.

NGM owns, or control through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, NGM pays a royalty equivalent to 16.2% of the mineral production. NGM wholly-owns or controls the remainder of the Gold Quarry mineral rights, in some cases subject to additional royalties. With respect to certain smaller deposits in Nevada, NGM is obligated to pay royalties on production to third parties that vary from 1% to 8% of production.

Cortez, located approximately 60 miles (100 kilometers) southwest of Elko, is an open pit and underground operation. Process facilities include an oxide mill, which consists of a crushing and grinding circuit and carbon-in leach circuit, and two heap leach pads. Refractory ore is transported to Carlin for processing. Mineralization is sedimentary rock-hosted and consists of submicron to micrometer-sized gold particles and gold in solid solution in pyrite. The Cortez available open pit mining fleet consists of six shovels and 46 haul trucks with an average payload of 360 tons. The available underground mining fleet consists of nine underground loaders and 16 haul trucks each with 20 to 40-ton payloads.

Carlin, located 25 miles (40 kilometers) west of Elko, is an open pit and underground operation and includes the former Newmont Carlin operations and the former Barrick Goldstrike operations. Process facilities include an autoclave, roaster, Mill 6, Mill 5 and four heap leach pads. Mill 6 consists of a grinding circuit, roasting circuit and a conventional carbon-in leach circuit and Mill 5 consists of an oxide mill and a floatation circuit. Carlin is a sediment-hosted disseminated gold deposit with an available open pit mining fleet consisting of 12 shovels and 70 haul trucks, which range from 150 to 250 tons. The available underground mining fleet consists of 31 underground loaders and 37 haul trucks each with 20 to 40-ton payloads. Additionally, there is a toll milling agreement with NGM for processing sulfide concentrate produced at CC&V. Under the terms of the agreement, CC&V will deliver a minimum of 4,000 tons and a maximum of 8,333 tons of concentrate per month for milling to NGM. CC&V continues to hold title to the concentrate sent to NGM for processing and receives bullion credits for gold recovered and NGM utilizes the concentrate as a fuel source for the NGM roaster. The agreement expires on December 31, 2020.

Turquoise Ridge, located approximately 25 miles (40 kilometers) northeast of Golconda, is an open pit and underground operation and includes the former Newmont Twin Creeks operations and the former Barrick Turquoise Ridge operations. Process facilities include the Sage autoclave, an oxide mill, and three heap leach pads. Turquoise Ridge is a sediment-hosted disseminated gold deposit. Turquoise Ridge’s available open pit mining fleet consists of two shovels and fourteen 240-ton haul trucks. The available underground mining fleet consists of 11 underground loaders and sixteen haul trucks each with 20 to 40-ton payloads.

Phoenix, located approximately 10 miles (16 kilometers) south of Battle Mountain, is an open pit operation. Process facilities include a flotation mill, a carbon-in-leach plant, a copper leach pad and a solvent extraction electrowinning (“SX/EW”) plant. Phoenix is a skarn-hosted polymetallic massive sulfide replacement deposit. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. The Phoenix surface mine’s available mining fleet consists of three shovels and twenty 240-ton haul trucks.

Long Canyon, located approximately 75 miles (120 kilometers) east of Elko, is an open pit operation. Long Canyon is a sediment-hosted disseminated gold deposit. Oxide ore with suitable cyanide solubility is treated on a heap leach pad. The Long Canyon available mining fleet consists of two shovels and twelve 240-ton haul trucks. Gold recovered from the leach pad is transferred as gold-bearing carbon to Carlin for refining and shipment.

Brownfield exploration and development for new reserves is ongoing.

Power is either purchased in the open market or supplied by the power plants owned and operated by NGM.

Newmont’s share of NGM’s gross property, plant and mine development at December 31, 2019 was $7,225. NGM produced 710,000 attributable ounces of gold in 2019 and reported 18.6 million attributable ounces of gold reserves at December 31, 2019.

Operating Statistics

The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce of our continuing operations:

Year Ended December 31, 2019	North America	South America	Australia	Africa	Nevada	Total Gold
Tons mined (000 dry short tons):
Open pit	135,822	102,765	113,031	75,420	154,115	581,153
Underground	3,082	1,004	3,494	1,342	2,934	11,856
Tons processed (000 dry short tons):
Mill	21,913	22,408	53,618	15,958	19,722	133,619
Leach	21,497	34,635	—	—	15,452	71,584
Average ore grade (oz/ton):
Mill	0.045	0.054	0.030	0.071	0.080	0.049
Leach	0.013	0.011	—	—	0.018	0.013
Average mill recovery rate	81.6%	90.0%	88.8%	92.7%	78.3%	86.1%
Ounces produced (000):
Mill	782	1,087	1,431	1,051	1,229	5,580
Leach	254	298	—	—	246	798
Development (1)	—	—	—	14	—	14
Consolidated	1,036	1,385	1,431	1,065	1,475	6,392
Attributable	1,036	997	1,431	1,065	1,475	6,004
Consolidated ounces sold (000)	1,080	1,404	1,438	1,051	1,492	6,465
Production costs per ounce sold: (2)
Direct mining and production costs	$858	$606	$693	$525	$765	$691
By-product credits	(4)	(34)	(6)	(2)	(19)	(14)
Royalties and production taxes	22	65	36	88	13	43
Write-downs and inventory change	7	9	11	(14)	(11)	1
Costs applicable to sales	883	646	734	597	748	721
Depreciation and amortization	356	234	164	295	340	275
Reclamation accretion	12	23	9	9	6	12
Total production costs	$1,251	$903	$907	$901	$1,094	$1,008

All-in sustaining costs per ounce sold (3)	$1,187	$814	$908	$791	$935	$966

Year Ended December 31, 2018	North America	South America	Australia	Africa	Nevada	Total Gold
Tons mined (000 dry short tons):
Open pit	41,749	99,793	103,192	71,970	188,809	505,513
Underground	—	—	3,202	1,339	3,024	7,565
Tons processed (000 dry short tons):
Mill	1,660	21,666	54,337	15,585	24,219	117,467
Leach	19,513	25,405	—	—	26,521	71,439
Average ore grade (oz/ton):
Mill	0.101	0.042	0.032	0.058	0.073	0.047
Leach	0.014	0.013	—	—	0.020	0.016
Average mill recovery rate	62.3%	88.0%	87.4%	92.6%	78.1%	84.6%
Ounces produced (000):
Mill	93	802	1,523	850	1,360	4,628
Leach	267	247	—	—	337	851
Consolidated	360	1,049	1,523	850	1,697	5,479
Attributable	360	671	1,523	850	1,697	5,101
Consolidated ounces sold (000)	357	1,060	1,553	851	1,695	5,516
Production costs per ounce sold: (2)
Direct mining and production costs	$712	$593	$681	$592	$763	$677
By-product credits	(7)	(19)	(7)	(2)	(9)	(9)
Royalties and production taxes	25	53	32	55	9	32
Write-downs and inventory change	(3)	33	3	—	3	8
Costs applicable to sales	727	660	709	645	766	708
Depreciation and amortization	232	201	133	301	240	213
Reclamation accretion	10	24	8	9	5	10
Total production costs	$969	$885	$850	$955	$1,011	$931

All-in sustaining costs per ounce sold (3)	$840	$804	$845	$794	$928	$909

Year Ended December 31, 2017	North America	South America	Australia	Africa	Nevada	Total Gold
Tons mined (000 dry short tons):
Open pit	43,058	104,763	114,371	74,580	209,028	545,800
Underground	—	—	3,144	279	2,979	6,402
Tons processed (000 dry short tons):
Mill	1,496	20,690	52,802	16,884	23,910	115,782
Leach	20,562	24,082	—	—	34,727	79,371
Average ore grade (oz/ton):
Mill	0.137	0.043	0.035	0.053	0.074	0.048
Leach	0.021	0.013	—	—	0.020	0.018
Average mill recovery rate	60.7%	87.2%	86.1%	92.3%	78.8%	84.0%
Ounces produced (000):
Mill	116	752	1,573	822	1,369	4,632
Leach	335	296	—	—	391	1,022
Consolidated	451	1,048	1,573	822	1,760	5,654
Attributable	451	660	1,573	822	1,760	5,266
Consolidated ounces sold (000)	466	1,046	1,558	824	1,738	5,632
Production costs per ounce sold: (2)
Direct mining and production costs	$519	$639	$673	$573	$756	$665
By-product credits	(6)	(17)	(8)	(2)	(10)	(9)
Royalties and production taxes	14	54	32	51	9	30
Write-downs and inventory change	95	33	(25)	33	(19)	6
Costs applicable to sales	622	709	672	655	736	692
Depreciation and amortization	272	229	134	277	236	217
Reclamation accretion	8	45	7	9	5	14
Total production costs	$902	$983	$813	$941	$977	$923

All-in sustaining costs per ounce sold (3)	$725	$870	$806	$785	$918	$890

(1)	Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income, net of incremental mining and processing costs.
(2)	Production costs do not include items that are included in sustaining costs such as General and administrative; Exploration; Advanced projects, research and development; Other expense, net and Sustaining capital.
(3)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78.

The following tables detail operating statistics related to co-product metal production and sales:

	Year Ended December 31, 2019
	Copper			Silver	Lead	Zinc
	Australia	Nevada	Total	Total (1)	Total (1)	Total (1)
	(pounds)	(pounds)	(pounds)	(ounces)	(pounds)	(pounds)
Tons milled (000 dry short tons)	43,883	5,147	49,030	15,038	15,038	15,038
Average milled grade (% pounds/ton) / (oz/ton)	0.10%	0.09%	0.10%	1.32	0.48%	0.86%
Average mill recovery rate	80.3%	59.7%	78.2%	87.8%	78.8%	84.1%
Tons leached (000 dry short tons)	—	4,074	4,074	—	—	—
Average leached grade	—	0.25%	0.25%	—	—	—
Consolidated pounds (millions)/ ounces (thousands) produced	64	15	79	15,860	108	187
Consolidated pounds (millions)/ ounces (thousands) sold	63	17	80	15,987	108	179

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Copper			Copper
	Australia	Nevada	Total	Australia	Nevada	Total
Tons milled (000 dry short tons)	44,354	12,163	56,517	42,994	11,692	54,686
Average milled grade	0.12%	0.09%	0.11%	0.13%	0.10%	0.12%
Average mill recovery rate	79.7%	70.5%	78.2%	78.9%	70.9%	77.5%
Tons leached (000 dry short tons)	—	7,348	7,348	—	5,728	5,728
Average leached grade	—	0.27%	0.27%	—	0.26%	0.26%
Consolidated pounds (millions) produced	77	32	109	80	33	113
Consolidated pounds (millions) sold	80	30	110	79	32	111

(1)	All of our 2019 silver, lead and zinc co-product production came from North America, specifically the Peñasquito Mine.

The following tables detail operating statistics related to co-product metal production costs per gold equivalent ounce (“GEO”) sold. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019, Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing for 2018 and Gold ($1,200/oz.) and Copper ($2.25/lb.) pricing for 2017.

	Year Ended December 31, 2019
	North America	Australia	Nevada	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales	$886	$803	$750	$858
Depreciation and amortization	342	151	243	291
Reclamation and remediation	16	11	14	14
Total production costs	$1,243	$965	$1,007	$1,164

All-in sustaining costs per GEO sold (2)	$1,339	$954	$894	$1,222

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Australia	Nevada	Total / Weighted-Average	Australia	Nevada	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales	$758	$845	$782	$728	$923	$784
Depreciation and amortization	138	227	162	146	245	174
Reclamation and remediation	10	20	12	8	20	11
Total production costs	$905	$1,092	$956	$882	$1,188	$970

All-in sustaining costs per GEO sold (2)	$898	$1,035	$935	$900	$1,112	$961

(1)	Production costs do not include items that are included in sustaining costs such as General and administrative; Exploration; Advanced projects, research and development; Other expense, net and sustaining capital.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78.

Proven and Probable Reserves

On April 18, 2019, we completed the business acquisition of Goldcorp and acquired the Red Lake, Musselwhite, Porcupine, Éléonore, Peñasquito and Cerro Negro operations as well as a 40% interest in the Pueblo Viejo mine and a 50% interest in the NuevaUnión project and the Norte Abierto project, respectively. For further information, see Note 3 to the Consolidated Financial Statements. On July 1, 2019, we contributed our existing Nevada mining operations, which included Carlin, Phoenix, Twin Creeks and Long Canyon, to NGM in exchange for a 38.5% interest in NGM. For further information, see Note 4 to the Consolidated Financial Statements.

We had attributable proven and probable gold reserves of 100.2 million ounces at December 31, 2019. For 2019 and 2018, reserves were calculated at a gold price assumption of $1,200 per ounce. Our 2019 reserves would increase by 6% (6 million ounces), or decline by 6% (6 million ounces), if calculated at a $1,300 and $1,100 per ounce gold price, respectively, with all other assumptions remaining constant.

At December 31, 2019, our attributable proven and probable gold reserves were 18.4 million ounces in North America, 30.2 million ounces in South America, 20.8 million ounces in Australia, 12.2 million ounces in Africa and 18.6 million ounces in Nevada.

Our attributable proven and probable copper reserves at December 31, 2019 were 15,000 million pounds. For 2019, reserves were calculated at a copper price assumption of $2.75 per pound. For 2018, reserves were calculated at a copper price assumption of $2.50 per pound.

Our attributable proven and probable silver reserves at December 31, 2019 were 652 million ounces. For 2019 and 2018, reserves were calculated at a silver price assumption of $16 per ounce. Silver reserves are generally a by-product of gold and/or copper reserves, other than at Peñasquito where silver reserves are accounted for as a co-product, with significant enough levels to be estimated and included in calculations for mine planning and operations.

Our attributable proven and probable lead reserves at December 31, 2019 were 3,260 million pounds. For 2019, reserves were calculated at a lead price assumption of $0.95 per pound.

Our attributable proven and probable zinc reserves at December 31, 2019 were 7,420 million pounds. For 2019, reserves were calculated at a zinc price assumption of $1.20 per pound.

Our attributable proven and probable molybdenum reserves at NuevaUnión at December 31, 2019 were 270 million pounds. For 2019, reserves were estimated based on prices set by the NuevaUnión joint venture.

All of our reserves are located on land that we own or control. The risks that could affect title to our property are included above in Item 1A, Risk Factors.

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

The proven and probable reserve figures presented herein are estimates based on information available at the time of calculation. No assurance can be given that the indicated levels of recovery of gold, copper, silver, lead, zinc and molybdenum will be realized. Ounces of gold or silver or pounds of copper, lead, zinc or molybdenum included in the proven and probable reserves are those contained prior to losses during metallurgical treatment. Reserve estimates may require revision based on actual production. Market fluctuations in the price of gold, copper, silver, lead, zinc and molybdenum, as well as increased production costs or reduced metallurgical recovery rates, could render certain proven and probable reserves containing higher cost reserves uneconomic to exploit and might result in a reduction of reserves.

We publish reserves annually, and will recalculate reserves at December 31, 2020, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2020.

The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2019 and 2018:

Gold Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
CC&V Open Pits (4)	100%	103,800	0.015	1,570	26,900	0.013	340	130,700	0.015	1,910	59%
CC&V Leach Pads (5)	100%	—		—	34,800	0.026	890	34,800	0.026	890	59%
Total CC&V, Colorado		103,800	0.015	1,570	61,700	0.020	1,230	165,500	0.017	2,800	59%
Red Lake, Canada (6)	100%	1,000	0.254	260	4,100	0.253	1,040	5,100	0.253	1,300	94%
Musselwhite, Canada (7)	100%	5,400	0.189	1,020	5,500	0.192	1,070	10,900	0.190	2,090	95%
Porcupine Underground (8)	100%	600	0.307	200	4,700	0.201	950	5,300	0.214	1,150	87%
Porcupine Open Pit (9)	100%	13,000	0.044	570	36,000	0.030	1,100	49,000	0.034	1,670	88%
Total Porcupine, Canada		13,600	0.057	770	40,700	0.050	2,050	54,300	0.052	2,820	88%
Éléonore, Canada (10)	100%	1,700	0.166	280	6,600	0.152	1,000	8,300	0.155	1,280	91%
Peñasquito, Mexico (11)	100%	121,000	0.018	2,220	365,800	0.016	5,860	486,800	0.017	8,080	77%
		246,500	0.025	6,120	484,400	0.025	12,250	730,900	0.025	18,370	80%
South America
Yanacocha Open Pits (12)	51.35%	12,500	0.021	270	106,500	0.019	1,990	119,000	0.019	2,260	64%
Yanacocha Underground (13)	51.35%	—		—	6,500	0.201	1,310	6,500	0.201	1,310	96%
Total Yanacocha, Peru		12,500	0.021	270	113,000	0.029	3,300	125,500	0.028	3,570	76%
Merian, Suriname (14)	75%	45,500	0.041	1,860	51,500	0.031	1,620	97,000	0.036	3,480	92%
Cerro Negro, Argentina (15)	100%	1,200	0.335	400	8,100	0.275	2,200	9,300	0.283	2,600	92%
Pueblo Viejo Open Pits	40%	7,400	0.078	580	6,200	0.079	490	13,600	0.079	1,070	91%
Pueblo Viejo Stockpiles (16)	40%	—		—	38,900	0.070	2,740	38,900	0.070	2,740	90%
Total Pueblo Viejo, Dominican Republic (17)		7,400	0.078	580	45,100	0.072	3,230	52,500	0.073	3,810	90%
NuevaUnión, Chile (18)	50%	—		—	376,000	0.014	5,150	376,000	0.014	5,150	68%
Norte Abierto, Chile (19)	50%	—		—	660,100	0.018	11,620	660,100	0.018	11,620	74%
		66,600	0.047	3,110	1,253,800	0.022	27,120	1,320,400	0.023	30,230	78%
Australia
Boddington Open Pit (20)	100%	258,800	0.020	5,260	271,300	0.020	5,460	530,100	0.020	10,720	85%
Boddington Stockpiles (16)	100%	4,300	0.018	80	89,700	0.013	1,130	94,000	0.013	1,210	78%
Total Boddington, Western Australia		263,100	0.020	5,340	361,000	0.018	6,590	624,100	0.019	11,930	84%
Tanami, Northern Territory (21)	100%	14,300	0.151	2,170	22,400	0.157	3,510	36,700	0.155	5,680	97%
Kalgoorlie Open Pit and Underground (22)	50%	4,000	0.056	230	22,500	0.059	1,330	26,500	0.059	1,560	83%
Kalgoorlie Stockpiles (16)	50%	15,000	0.031	460	56,800	0.020	1,120	71,800	0.022	1,580	74%
Total Kalgoorlie, Western Australia (23)		19,000	0.036	690	79,300	0.031	2,450	98,300	0.032	3,140	78%
		296,400	0.028	8,200	462,700	0.027	12,550	759,100	0.027	20,750	86%
Africa
Ahafo South Open Pits (24)	100%	13,500	0.070	940	49,600	0.051	2,550	63,100	0.055	3,490	90%
Ahafo Underground (25)	100%	1,500	0.140	210	14,500	0.091	1,330	16,000	0.096	1,540	94%
Ahafo Stockpiles (16)	100%	42,300	0.027	1,140	—		—	42,300	0.027	1,140	88%
Total Ahafo South, Ghana		57,300	0.040	2,290	64,100	0.061	3,880	121,400	0.051	6,170	91%
Ahafo North, Ghana (26)	100%	—		—	49,600	0.070	3,470	49,600	0.070	3,470	91%
Akyem Open Pit (27)	100%	20,100	0.048	970	22,700	0.051	1,150	42,800	0.050	2,120	90%
Akyem Stockpiles (16)	100%	18,000	0.026	460	—		—	18,000	0.026	460	84%
Total Akyem, Ghana		38,100	0.037	1,430	22,700	0.051	1,150	60,800	0.042	2,580	89%
		95,400	0.039	3,720	136,400	0.062	8,500	231,800	0.053	12,220	91%
Nevada
NGM Open Pits, Nevada	38.5%	10,800	0.053	570	156,300	0.034	5,370	167,100	0.036	5,940	83%
NGM Stockpiles, Nevada (16)	38.5%	40,800	0.069	2,830	—		—	40,800	0.069	2,830	73%
NGM Underground, Nevada	38.5%	16,200	0.306	5,000	16,800	0.286	4,830	33,000	0.296	9,830	83%
Total NGM, Nevada (28)		67,800	0.124	8,400	173,100	0.059	10,200	240,900	0.077	18,600	81%
		67,800	0.124	8,400	173,100	0.059	10,200	240,900	0.077	18,600	81%
Total Gold		772,700	0.038	29,550	2,510,400	0.028	70,620	3,283,100	0.031	100,170	81%

Gold Reserves At December 31, 2018 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
CC&V Open Pits	100%	123,900	0.016	2,000	30,900	0.013	400	154,800	0.016	2,400	60%
CC&V Leach Pads (5)	100%	—		—	41,900	0.025	1,050	41,900	0.025	1,050	57%
Total CC&V, Colorado		123,900	0.016	2,000	72,800	0.020	1,450	196,700	0.018	3,450	59%
		123,900	0.016	2,000	72,800	0.020	1,450	196,700	0.018	3,450	59%
South America
Yanacocha Open Pits	51.35%	17,000	0.023	390	113,100	0.019	2,150	130,100	0.020	2,540	64%
Yanacocha Underground	51.35%	—		—	6,200	0.204	1,270	6,200	0.204	1,270	97%
Total Yanacocha, Peru		17,000	0.023	390	119,300	0.029	3,420	136,300	0.028	3,810	76%
Merian, Suriname	75%	39,200	0.044	1,720	63,400	0.032	2,010	102,600	0.036	3,730	93%
		56,200	0.038	2,110	182,700	0.030	5,430	238,900	0.032	7,540	82%
Australia
Boddington Open Pit	100%	264,900	0.021	5,520	265,000	0.021	5,470	529,900	0.021	10,990	83%
Boddington Stockpiles (16)	100%	7,600	0.020	150	94,800	0.013	1,210	102,400	0.013	1,360	77%
Total Boddington, Western Australia		272,500	0.021	5,670	359,800	0.019	6,680	632,300	0.020	12,350	83%
Tanami, Northern Territory	100%	11,200	0.159	1,780	18,000	0.162	2,910	29,200	0.161	4,690	97%
Kalgoorlie Open Pit and Underground	50%	4,600	0.059	270	27,500	0.063	1,720	32,100	0.062	1,990	83%
Kalgoorlie Stockpiles (16)	50%	18,400	0.030	560	55,800	0.020	1,100	74,200	0.022	1,660	74%
Total Kalgoorlie, Western Australia		23,000	0.036	830	83,300	0.034	2,820	106,300	0.034	3,650	79%
		306,700	0.027	8,280	461,100	0.027	12,410	767,800	0.027	20,690	84%
Africa
Ahafo South Open Pits	100%	17,600	0.070	1,230	53,600	0.054	2,870	71,200	0.058	4,100	91%
Ahafo Underground	100%	—		—	8,300	0.138	1,150	8,300	0.138	1,150	94%
Ahafo Stockpiles (16)	100%	41,700	0.027	1,130	—		—	41,700	0.027	1,130	87%
Total Ahafo South, Ghana		59,300	0.040	2,360	61,900	0.065	4,020	121,200	0.053	6,380	91%
Ahafo North, Ghana	100%	—		—	48,000	0.070	3,350	48,000	0.070	3,350	91%
Akyem Open Pit	100%	9,100	0.049	450	28,600	0.049	1,410	37,700	0.049	1,860	90%
Akyem Stockpiles (16)	100%	14,300	0.026	380	—		—	14,300	0.026	380	89%
Total Akyem, Ghana		23,400	0.035	830	28,600	0.049	1,410	52,000	0.043	2,240	89%
		82,700	0.038	3,190	138,500	0.063	8,780	221,200	0.054	11,970	91%
Nevada (29)
Carlin Open Pits	100%	1,700	0.088	140	118,200	0.047	5,550	119,900	0.048	5,690	73%
Carlin Leach Pad (5)	100%	—		—	73,500	0.009	650	73,500	0.009	650	51%
Carlin Stockpiles (16)	100%	18,700	0.067	1,250	—		—	18,700	0.067	1,250	84%
Carlin Underground	100%	8,400	0.305	2,580	7,900	0.293	2,290	16,300	0.300	4,870	83%
Total Carlin, Nevada		28,800	0.138	3,970	199,600	0.043	8,490	228,400	0.055	12,460	77%
Phoenix	100%	13,200	0.022	290	133,200	0.019	2,530	146,400	0.019	2,820	70%
Lone Tree	100%	3,900	0.008	30	—		—	3,900	0.008	30	32%
Total Phoenix, Nevada		17,100	0.019	320	133,200	0.019	2,530	150,300	0.019	2,850	70%
Turquoise Ridge (30)	25%	3,300	0.397	1,310	2,700	0.355	960	6,000	0.378	2,270	92%
Twin Creeks	100%	1,400	0.086	110	26,000	0.047	1,220	27,400	0.049	1,330	77%
Twin Creeks Stockpiles (16)	100%	—		—	31,300	0.061	1,910	31,300	0.061	1,910	71%
Total Twin Creeks, Nevada		4,700	0.302	1,420	60,000	0.068	4,090	64,700	0.085	5,510	81%
Long Canyon, Nevada	100%	700	0.064	50	23,900	0.038	920	24,600	0.039	970	76%
		51,300	0.112	5,760	416,700	0.038	16,030	468,000	0.047	21,790	77%
Total Gold		620,800	0.034	21,340	1,271,800	0.035	44,100	1,892,600	0.035	65,440	83%
(1)	The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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

Proven and probable reserves include gold, copper, silver, lead, zinc or molybdenum attributable to Newmont’s ownership or economic interest.

Proven and probable reserves were calculated using the same cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material considered economic to process. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold, copper, silver, lead, zinc or molybdenum extraction and type of milling or leaching facilities available.

2019 and 2018 reserves were calculated at a gold price of $1,200 per ounce unless otherwise noted.

(2)	Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.
(3)	Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 10,000.
(4)	Cut-off grades utilized in 2019 reserves were as follows: oxide mill material not less than 0.030 ounce per ton and leach material not less than 0.007 ounce per ton.
(5)	Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)	Red Lake was classified as held for sale as of December 31, 2019. Cut-off grade utilized in 2019 reserves not less than 0.197 ounce per ton.
(7)	Cut-off grade utilized in 2019 reserves not less than 0.108 ounce per ton.
(8)	Cut-off grade utilized in 2019 reserves not less than 0.118 ounce per ton.
(9)	Cut-off grade utilized in 2019 reserves not less than 0.015 ounce per ton.
(10)	Cut-off grade utilized in 2019 reserves not less than 0.140 ounce per ton.
(11)	Gold cut-off grade varies with level of silver, lead and zinc credits.
(12)	Gold cut-off grades utilized in 2019 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; oxide mill material not less than 0.014 ounce per ton; and refractory mill material not less than 0.042 ounce per ton.
(13)	Gold cut-off grades utilized in 2019 reserves not less than 0.054 ounce per ton.
(14)	Cut-off grade utilized in 2019 reserves not less than 0.011 ounce per ton.
(15)	Cut-off grade utilized in 2019 reserves not less than 0.146 ounce per ton.
(16)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(17)	The Pueblo Viejo mine, which is 40 percent owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(18)	Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(19)	Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(20)	Gold cut-off grade varies with level of copper credits.
(21)	Cut-off grade utilized in 2019 reserves not less than 0.047 ounce per ton.
(22)	Cut-off grade utilized in 2019 in situ reserves not less than 0.026 ounce per ton.
(23)	Kalgoorlie was classified as held for sale as of December 31, 2019.
(24)	Cut-off grade utilized in 2019 reserves not less than 0.020 ounce per ton.
(25)	Cut-off grade utilized in 2019 reserves not less than 0.047 ounce per ton.
(26)	Includes undeveloped reserves in the Ahafo trend totaling 3.4 million ounces. Cut-off grade utilized in 2019 reserves not less than 0.015 ounce per ton.
(27)	Cut-off grade utilized in 2019 reserves not less than 0.017 ounce per ton.
(28)	Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(29)	Property was contributed to NGM on July 1, 2019.
(30)	Reserve estimates provided by Barrick, the operator of the Turquoise Ridge joint venture.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2019 and 2018:

Copper Reserves At December 31, 2019(1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
South America
Yanacocha Open Pits and Underground, Peru (4)	51.35%	—		—	59,000	0.63%	740	59,000	0.63%	740	83%
NuevaUnión, Chile (5)	50%	—		—	1,232,400	0.40%	9,760	1,232,400	0.40%	9,760	88%
Norte Abierto, Chile (6)	50%	—		—	660,100	0.22%	2,890	660,100	0.22%	2,890	87%
		—		—	1,951,500	0.34%	13,390	1,951,500	0.34%	13,390	87%
Australia
Boddington Open Pit, Western Australia (7)	100%	258,800	0.09%	480	271,300	0.11%	590	530,100	0.10%	1,070	78%
Boddington Stockpiles, Western Australia (8)	100%	4,300	0.09%	—	89,700	0.09%	160	94,000	0.09%	160	72%
		263,100	0.09%	480	361,000	0.10%	750	624,100	0.10%	1,230	78%
Nevada
NGM, Nevada (9)	38.5%	18,800	0.19%	70	88,200	0.17%	310	107,000	0.18%	380	65%
		18,800	0.19%	70	88,200	0.17%	310	107,000	0.18%	380	65%
Total Copper		281,900	0.10%	550	2,400,700	0.30%	14,450	2,682,600	0.28%	15,000	86%

Copper Reserves At December 31, 2018 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	(000)	(Cu %)	(millions)	Recovery (3)
South America
Yanacocha Open Pits and Underground, Peru	51.35%	—		—	59,000	0.63%	740	59,000	0.63%	740	83%
		—		—	59,000	0.63%	740	59,000	0.63%	740	83%
Australia
Boddington Open Pit, Western Australia	100%	264,900	0.09%	500	265,000	0.11%	580	529,900	0.10%	1,080	79%
Boddington Stockpiles, Western Australia (8)	100%	7,600	0.08%	10	94,800	0.08%	160	102,400	0.08%	170	73%
		272,500	0.09%	510	359,800	0.10%	740	632,300	0.10%	1,250	78%
Nevada
Phoenix, Nevada (10)	100%	53,200	0.21%	230	189,900	0.17%	660	243,100	0.18%	890	64%
		53,200	0.21%	230	189,900	0.17%	660	243,100	0.18%	890	64%
Total Copper		325,700	0.11%	740	608,700	0.18%	2,140	934,400	0.15%	2,880	77%
(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2019 were calculated at a copper price of $2.75 per pound. Copper reserves for 2018 were calculated at a copper price of $2.50 per pound.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)	Copper cut-off grade varies with level of gold and silver credits.
(5)	Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(6)	Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(7)	Copper cut-off grade varies with level of gold credits.
(8)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where pounds exceed 100 million and are greater than 5% of the total site reported reserves.
(9)	Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(10)	Property was contributed to NGM on July 1, 2019.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2019 and 2018:

Silver Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
North America
Peñasquito Open Pits, Mexico (4)	100%	116,000	1.092	126,630	335,700	0.941	315,830	451,700	0.980	442,460	90%
Peñasquito Stockpiles, Mexico (5)	100%	5,000	1.554	7,730	30,100	0.703	21,170	35,100	0.824	28,900	86%
		121,000	1.111	134,360	365,800	0.921	337,000	486,800	0.968	471,360	89%
South America
Yanacocha Open Pits and Underground, Peru (6)	51.35%	5,000	0.298	1,500	62,500	0.538	33,600	67,500	0.520	35,100	46%
Yanacocha Stockpiles, Peru (5)	51.35%	1,400	1.162	1,640	1,600	1.217	1,920	3,000	1.191	3,560	58%
Yanacocha Leach Pads, Peru (7)	51.35%	—		—	58,400	0.239	13,950	58,400	0.239	13,950	6%
Total Yanacocha, Peru		6,400	0.488	3,140	122,500	0.404	49,470	128,900	0.408	52,610	36%
Cerro Negro, Argentina (8)	100%	1,200	2.872	3,400	8,100	2.237	17,940	9,300	2.319	21,340	75%
Pueblo Viejo, Dominican Republic (9)	40%	7,400	0.421	3,130	45,100	0.476	21,440	52,500	0.468	24,570	77%
NuevaUnión, Chile (10)	50%	—		—	856,400	0.045	38,440	856,400	0.045	38,440	65%
Norte Abierto, Chile (11)	50%	—		—	660,100	0.044	29,340	660,100	0.044	29,340	74%
		15,000	0.643	9,670	1,692,200	0.093	156,630	1,707,200	0.097	166,300	60%
Nevada
NGM, Nevada (12)	38.5%	6,400	0.239	1,550	64,800	0.204	13,210	71,200	0.207	14,760	38%
		6,400	0.239	1,550	64,800	0.204	13,210	71,200	0.207	14,760	38%
Total Silver		142,400	1.022	145,580	2,122,800	0.239	506,840	2,265,200	0.288	652,420	76%

Silver Reserves At December 31, 2018 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Tonnage (2)	Grade	Ounces (3)	Metallurgical
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	(000)	(oz/ton)	(000)	Recovery (3)
South America
Yanacocha Open Pits, Peru	51.35%	7,500	0.228	1,710	65,900	0.518	34,110	73,400	0.488	35,820	46%
Yanacocha Stockpiles, Peru (4)	51.35%	2,400	1.090	2,490	1,600	1.220	2,020	4,000	1.140	4,510	48%
Yanacocha Leach Pads, Peru (5)	51.35%	—		—	54,600	0.250	13,460	54,600	0.250	13,460	6%
		9,900	0.430	4,200	122,100	0.410	49,590	132,000	0.410	53,790	36%
Nevada
Phoenix, Nevada (13)	100%	13,200	0.250	3,360	133,200	0.210	28,550	146,400	0.220	31,910	38%
		13,200	0.250	3,360	133,200	0.210	28,550	146,400	0.220	31,910	38%
Total Silver		23,100	0.330	7,560	255,300	0.310	78,140	278,400	0.310	85,700	36%
(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2019 and 2018 were calculated at a silver price of $16 per ounce.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above.
(4)	Silver cut-off grade varies with gold, lead and zinc credits.
(5)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)	Silver cut-off grade varies with gold and copper credits.
(7)	Leach pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(8)	Silver cut-off grade varies with gold credits.
(9)	The Pueblo Viejo mine, which is 40 percent owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(10)	Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(11)	Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(12)	Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(13)	Property was contributed to NGM on July 1, 2019.

The following tables detail lead proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2019:

Lead Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Pb %)	(millions)	(000)	(Pb %)	(millions)	(000)	(Pb %)	(millions)	Recovery (3)
North America
Peñasquito Open Pits (4)	100%	114,200	0.39%	880	334,200	0.32%	2,140	448,400	0.34%	3,020	75%
Peñasquito Stockpiles (5)	100%	5,000	0.54%	50	30,100	0.32%	190	35,100	0.35%	240	64%
Total Lead		119,200	0.39%	930	364,300	0.32%	2,330	483,500	0.34%	3,260	74%
(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Lead reserves for 2019 were calculated at a lead price of $0.95 per pound.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)	Lead cut-off grade varies with level of gold, silver and zinc credits.
(5)	Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where pounds exceed 100 million and are greater than 5% of the total site-reported reserves.

The following tables detail zinc proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2019:

Zinc Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Zn %)	(millions)	(000)	(Zn %)	(millions)	(000)	(Zn %)	(millions)	Recovery (3)
North America
Peñasquito, Mexico (4)	100%	119,200	0.93%	2,210	364,300	0.71%	5,210	483,500	0.77%	7,420	81%
Total Zinc		119,200	0.93%	2,210	364,300	0.71%	5,210	483,500	0.77%	7,420	81%
(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Zinc reserves for 2019 were calculated at a zinc price of $1.20 per pound.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)	Zinc cut-off grade varies with level of gold, silver and lead credits.

The following tables detail molybdenum proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2019:

Molybdenum Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Newmont	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Tonnage (2)	Grade	Pounds (3)	Metallurgical
Deposits/Districts	Share	(000)	(Mo %)	(millions)	(000)	(Mo %)	(millions)	(000)	(Mo %)	(millions)	Recovery (3)
North America
NuevaUnión, Chile	50%	—		—	856,400	0.02%	270	856,400	0.02%	270	48%
Total Molybdenum		—		—	856,400	0.02%	270	856,400	0.02%	270	48%
(1)	See footnote (1) to the Gold Proven and Probable Reserves tables above. Reserves estimates provided by the NuevaUnión joint venture. The project is currently undeveloped.
(2)	See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)	See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million

Mineralized Material

On April 18, 2019, we completed the business acquisition of Goldcorp and acquired the Red Lake, Musselwhite, Porcupine, Éléonore, Peñasquito and Cerro Negro operations, a 40% interest in the Pueblo Viejo mine, 50% interest in the Noche Buena project, the NuevaUnión project and the Norte Abierto project, respectively, and a 37.5% interest in the Alumbrera mine. For further information, see Note 3 to the Consolidated Financial Statements. On July 1, 2019, we contributed our existing Nevada mining operations, which included Carlin, Phoenix, Twin Creeks and Long Canyon, to NGM in exchange for a 38.5% interest in NGM. For further information, see Note 4 to the Consolidated Financial Statements.

All of our mineralized material is located on land that we own or control. The risks that could affect title to our property are included above in Item 1A, Risk Factors. Mineralized material is a mineralized ore body which has been intersected by a sufficient number of closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration development work. The deposit does not qualify as a commercially minable ore body until it can be legally and economically extracted or produced at the time of the reserve determination. Metal price assumptions are based on approximately a fifteen to twenty-five percent premium over reserve prices.

Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other regions globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $265, $197 and $179 in 2019, 2018 and 2017, respectively.

We had attributable gold mineralized material of 3,659 million tons at an average grade of 0.021 ounces per ton at December 31, 2019. For 2019 and 2018, attributable gold mineralized material was calculated at a gold price assumption of $1,400 per ounce.

At December 31, 2019, our gold mineralized material included 1,478 million tons in North America, 1,477 million tons in South America, 453 million tons in Australia, 65 million tons in Africa and 185 million tons in Nevada.

We had attributable copper mineralized material of 2,747 million tons at a grade of 0.27% at December 31, 2019. For 2019 and 2018, attributable copper mineralized material was calculated at a copper price assumption of $3.25 per pound.

We had attributable silver mineralized material of 2,774 million tons at a grade of 0.174 ounces per ton at December 31, 2019. For 2019 and 2018, attributable silver mineralized material was calculated at a silver price assumption of $20 per ounce. Silver mineralized material is generally a by-product of gold and/or copper mineralized material estimates, other than at Peñasquito where silver mineralized material is accounted for as a co-product, with significant enough levels to be estimated and included in future calculations of potential economic extraction.

We had attributable lead mineralized material of 363 million tons at a grade of 0.24% at December 31, 2019. For 2019, attributable lead mineralized material was calculated at a lead price assumption of $1.15 per pound.

We had attributable zinc mineralized material of 363 million tons at a grade of 0.56% at December 31, 2019. For 2019, attributable zinc mineralized material was calculated at a lead price assumption of $1.45 per pound.

We had attributable molybdenum mineralized material at NuevaUnión and Alumbrera of 482 million tons at a grade of 0.01% at December 31, 2019. For 2019, attributable molybdenum mineralized material was calculated based on prices set by the NuevaUnión joint venture and Glencore, respectively.

The mineralized material figures presented herein do not include that part of our mineralized material that has been converted to Proven and Probable Reserves as shown above, as they are reported exclusive of reserves, and have been estimated based on information available at the time of calculation. Market fluctuations in the price of gold, copper, silver, lead, zinc and molybdenum, as well as increased production costs or reduced metallurgical recovery rates, could render certain mineralized material containing lower grades of mineralization uneconomic to exploit and might result in a reduction of mineralized material.

We will publish mineralized materials annually, and will recalculate them at December 31, 2020, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2020.

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

The following tables detail mineralized material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2019 and 2018:

Mineralized Material At December 31, 2019 (1)(2)
		Gold		Copper		Silver		Lead		Zinc		Molybdenum
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)	(000)	(Pb %)	(000)	(Zn %)	(000)	(Mo %)
North America
CC&V, Colorado	100%	122,100	0.014	—		—		—		—		—
Red Lake, Canada	100%	1,400	0.506	—		—		—		—		—
Musselwhite, Canada	100%	6,900	0.119	—		—		—		—		—
Porcupine Underground	100%	900	0.134	—		—		—		—		—
Porcupine Open Pit	100%	276,800	0.026	—		—		—		—		—
Total Porcupine, Canada		277,700	0.027	—		—		—		—		—
Éléonore, Canada	100%	3,100	0.133	—		—		—		—		—
Peñasquito, Mexico	100%	376,200	0.007	—		376,200	0.723	362,800	0.24%	362,800	0.56%	—
Noche Buena, Mexico	50%	30,300	0.011	—		30,300	0.360	—		—		—
Sandman, Nevada	100%	1,300	0.036	—		1,300	0.199	—		—		—
Coffee, Canada	100%	51,100	0.042	—		—		—		—		—
Galore Creek, Canada (3)	50%	608,300	0.008	608,300	0.47%	608,300	0.123	—		—		—
		1,478,400	0.014	608,300	0.47%	1,016,100	0.353	362,800	0.24%	362,800	0.56%	—
South America
Conga, Peru	51.35%	392,700	0.019	392,700	0.26%	392,700	0.060	—		—		—
Yanacocha Open Pits and Stockpiles	51.35%	43,100	0.014	3,200	0.32%	13,700	0.270	—		—		—
Yanacocha Underground	51.35%	1,700	0.190	1,700	0.07%	1,700	2.146	—		—		—
Total Yanacocha, Peru		44,800	0.021	4,900	0.20%	15,400	0.479	—		—		—
Merian, Suriname	75%	40,600	0.033	—		—		—		—		—
Cerro Negro, Argentina	100%	13,400	0.158	—		13,400	0.820	—		—		—
Pueblo Viejo, Dominican Republic (4)	40%	97,500	0.065	—		97,500	0.337	—		—		—
NuevaUnión, Chile (5)	50%	87,300	0.018	518,300	0.28%	431,000	0.033	—		—		431,000	0.01%
Norte Abierto, Chile (6)	50%	743,200	0.015	671,100	0.20%	743,200	0.032	—		—		—
Alumbrera, Argentina (7)	37.5%	57,700	0.011	57,700	0.36%	—		—		—		50,900	0.01%
		1,477,200	0.021	1,644,700	0.24%	1,693,200	0.066	—		—		481,900	0.01%
Australia
Boddington, Western Australia	100%	395,200	0.016	395,200	0.12%	—		—		—		—
Tanami, Northern Territory	100%	19,500	0.065	—		—		—		—		—
Kalgoorlie, Western Australia	50%	38,000	0.050	—		—		—		—		—
		452,700	0.021	395,200	0.12%	—		—		—		—
Africa
Ahafo South	100%	28,900	0.035	—		—		—		—		—
Ahafo Underground	100%	17,600	0.115	—		—		—		—		—
Total Ahafo South, Ghana		46,500	0.065	—		—		—		—		—
Ahafo North Open Pits, Ghana	100%	11,400	0.054	—		—		—		—		—
Akyem Open Pits	100%	3,300	0.016	—		—		—		—		—
Akyem Underground	100%	4,200	0.121	—		—		—		—		—
Akyem, Ghana		7,500	0.075	—		—		—		—		—
		65,400	0.064	—		—		—		—		—
Nevada
NGM Open Pits, Nevada	38.5%	154,700	0.033	99,200	0.14%	64,500	0.168	—		—		—
NGM Underground, Nevada	38.5%	30,300	0.194	—		—		—		—		—
Total NGM, Nevada (8)		185,000	0.059	99,200	0.14%	64,500	0.168	—		—		—
Total		3,658,700	0.021	2,747,400	0.27%	2,773,800	0.174	362,800	0.24%	362,800	0.56%	481,900	0.01%

Mineralized Material At December 31, 2018 (1)(2)
		Gold		Copper		Silver
	Newmont	Tonnage	Grade	Tonnage	Grade	Tonnage	Grade
Deposits/Districts	Share	(000)	(oz/ton)	(000)	(Cu %)	(000)	(oz/ton)
North America
CC&V, Colorado	100%	77,800	0.015	—		—
Sandman, Nevada	100%	1,300	0.036	—		1,300	0.200
Galore Creek, Canada (3)	50%	608,300	0.008	608,300	0.47%	608,300	0.120
		687,400	0.009	608,300	0.47%	609,600	0.123
South America
Conga, Peru	51.35%	392,700	0.019	392,700	0.26%	392,700	0.060
Yanacocha Open Pits and Stockpiles	51.35%	42,700	0.012	2,200	0.12%	16,600	0.280
Yanacocha Underground	51.35%	2,500	0.161	—		2,200	1.480
Total Yanacocha, Peru		45,200	0.020	2,200	0.12%	18,800	0.416
Merian, Suriname	75%	37,400	0.033	—		—
		475,300	0.020	394,900	0.26%	411,500	0.080
Australia
Boddington, Western Australia	100%	384,600	0.016	384,600	0.12%	—
Tanami, Northern Territory	100%	9,300	0.099	—		—
Kalgoorlie, Western Australia	50%	33,800	0.044	—		—
		427,700	0.020	384,600	0.12%	—
Africa
Ahafo South	100%	29,700	0.034	—		—
Ahafo Underground	100%	11,000	0.140	—		—
Total Ahafo South, Ghana		40,700	0.063	—		—
Ahafo North Open Pits, Ghana	100%	10,800	0.048	—		—
Akyem Open Pits	100%	2,300	0.016	—		—
Akyem Underground	100%	4,100	0.134	—		—
Akyem, Ghana		6,400	0.089	—		—
		57,900	0.063	—		—
Nevada (9)
Carlin Trend Open Pit	100%	111,500	0.038	—		—
Carlin Trend Underground	100%	3,600	0.176	—		—
Total Carlin, Nevada		115,100	0.042	—		—
Phoenix	100%	113,700	0.014	196,200	0.14%	113,700	0.190
Buffalo Valley	70%	15,500	0.019	—		—
Total Phoenix, Nevada		129,200	0.015	196,200	0.14%	113,700	0.190
Twin Creeks	100%	36,500	0.063	—		—
Twin Creeks Stockpiles (10)	100%	9,000	0.059	—		—
Turquoise Ridge (11)	25%	2,000	0.231	—		—
Total Twin Creeks, Nevada		47,500	0.069	—		—
Long Canyon, Nevada	100%	16,000	0.103	—		—
		307,800	0.038	196,200	0.14%	113,700	0.190
Total		1,956,100	0.020	1,584,000	0.29%	1,134,800	0.110
(1)	Mineralized material is reported exclusive of reserves. “Mineralized material” as used in this annual report, although permitted by the SEC, does not indicate “reserves” as defined in the SEC’s Industry Guide 7. Newmont cannot be certain that any part of the reported mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.
(2)	Mineralized material for 2019 and 2018 was calculated at a gold price of $1,400 per ounce. Mineralized material for 2019 and 2018 was calculated at a copper price of $3.25 per pound. Mineralized material for 2019 and 2018 was calculated at a silver price of $20 per ounce. Mineralized material for 2019 was calculated at a lead price of $1.15 per pound and a zinc price of $1.45 per pound. Mineralized material for 2019 was estimated based on molybdenum prices set by the NuevaUnión joint venture and Glencore, respectively. Tonnage amounts have been rounded to the nearest 100,000.
(3)	Project is currently undeveloped. Mineralized material estimates were provided by Teck Resources.
(4)	Mineralized material estimates were provided by Barrick, the operator of Pueblo Viejo.
(5)	Project is currently undeveloped. Mineralized material estimates were provided by the NuevaUnión joint venture.
(6)	Project is currently undeveloped. Mineralized material estimates were provided by the Norte Abierto joint venture.
(7)	Mineralized material estimates were provided by Glencore.
(8)	Mineralized material estimates were provided by Barrick, the operator of the NGM joint venture.
(9)	Property was contributed to NGM on July 1, 2019.
(10)	Stockpiles are comprised primarily of Mineralized material that has been set aside during mining activities. Stockpiles can increase or decrease depending on changes in metal prices and other mining and processing cost and recovery factors. Stockpile Mineralized material are reported separately where tonnage exceeds 100,000 and is greater than 5% of the total site-reported mineralized material.
(11)	Mineralized material estimates were provided by Barrick, the operator of the Turquoise Ridge joint venture.

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

Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.” On February 13, 2020, there were 807,583,184 shares of Newmont’s common stock outstanding, which were held by approximately 8,000 stockholders of record.

In December 2019, our Board of Directors authorized a stock repurchase program for up to $1 billion of common stock to be repurchased in the next 12 months. Through December 31, 2019 we have executed trades for $506 of common stock repurchases, of which $479 was settled as of December 31, 2019. During the period from October 1, 2019 to December 31, 2019, 11,834,837 shares of Newmont’s equity securities registered pursuant to Section 12 of the Exchanges Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased	Approximate Dollar Value)
	Number	Average	as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased(1)	Per Share(1)	Plans or Programs(2)	under the Plans or Programs(2)
October 1, 2019 through October 31, 2019	4,240	$39.72	—	$100,000,000
November 1, 2019 through November 30, 2019	23,738	$39.20	—	$100,000,000
December 1, 2019 through December 31, 2019 (3)	11,806,859	$40.62	11,790,190	$521,066,033
(1)	The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (3) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 4,240 shares, 23,738 shares and 16,669 shares for the fiscal months of October, November and December 2019, respectively.
(2)	The Company’s Board of Directors authorized a stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to return cash to shareholders in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $1 billion, and no shares of common stock may be repurchased under the program after December 31, 2020. In connection with this Board approval, the Company’s previously authorized and disclosed stock repurchase program for 2019 of up to $100 million of common stock was terminated and replaced by the above mentioned stock repurchase program. The Company repurchased 11,790,190 shares in the fourth quarter of 2019 under the stock repurchase program. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.
(3)	In addition to the $479 million of shares that were purchased under the plans or programs in December 2019, there was $27 million that was entered into on December 30, 2019 and settled on January 2, 2020.

ITEM 6.SELECTED FINANCIAL DATA (dollars in millions, except per share)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Sales	$9,740	$7,253	$7,379	$6,680	$6,085
Income (loss) from continuing operations	$2,956	$319	$(71)	$(812)	$(161)
Net income (loss)	$2,884	$380	$(109)	$(943)	$280
Net income (loss) attributable to Newmont stockholders (1)	$2,805	$341	$(114)	$(629)	$206
Income (loss) per common share:
Basic:
Continuing operations	$3.92	$0.53	$(0.14)	$(0.43)	$(0.02)
Discontinued operations	(0.10)	0.11	(0.07)	(0.76)	0.42
	$3.82	$0.64	$(0.21)	$(1.19)	$0.40
Diluted:
Continuing operations	$3.91	$0.53	$(0.14)	$(0.42)	$(0.02)
Discontinued operations	(0.10)	0.11	(0.07)	(0.76)	0.42
	$3.81	$0.64	$(0.21)	$(1.18)	$0.40
Dividends declared per common share	$1.44	$0.56	$0.25	$0.125	$0.10

	At December 31,
	2019	2018	2017	2016	2015
Total assets	$39,974	$20,715	$20,646	$21,071	$25,224
Debt, including current portion	$6,138	$4,044	$4,040	$4,599	$5,842
Lease and other financing obligations, including current portion	$696	$217	$25	$16	$21
Newmont stockholders’ equity	$21,420	$10,502	$10,535	$10,663	$11,294
(1)	Net income (loss) attributable to Newmont stockholders includes discontinued operations of $(72), $61, $(38), $(403) and $219 net of tax in 2019, 2018, 2017, 2016 and 2015, respectively.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)

The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Corporation, formerly Newmont Goldcorp Corporation and Newmont Mining Corporation, and its affiliates and subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under Non-GAAP Financial Measures beginning on page 78. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.

The following MD&A generally discusses our consolidated financial condition and results of operations for 2019 and 2018 and year-to-year comparisons between 2019 and 2018. Discussions of our consolidated financial condition and results of operations for 2017 and year-to-year comparisons between 2018 and 2017 included in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019, are incorporated by reference into this MD&A.

Overview

Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and Fortune 500. We have been included in the Dow Jones Sustainability Index-World for 13 consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. We are engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana.

On January 14, 2019, the Company entered into a definitive agreement (as amended by the first amendment to the arrangement agreement, dated as of February 19, 2019, the “Arrangement Agreement”) to acquire all outstanding shares of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. On April 18, 2019 (“acquisition date”), pursuant to the Arrangement Agreement, Newmont completed the business acquisition of Goldcorp. Under the terms of the Arrangement Agreement, the Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. Results of the Newmont Goldcorp transaction within this report are included for the period April 18 to December 31, 2019, unless otherwise indicated. For further information, see Note 3 to the Consolidated Financial Statements.

On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”), which combined certain mining operations and assets located in Nevada, and certain of Barrick’s Nevada mining operations and assets. In connection with the closing of the Nevada JV Agreement, Newmont and Barrick entered into an Amended and Restated Limited Liability Company Agreement of NGM, which is the primary operating document governing NGM. Pursuant to the terms of the Nevada JV Agreement, Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of two managers appointed by Newmont and three managers appointed by Barrick. Newmont and Barrick have an equal number of representatives on NGM’s technical, exploration and finance advisory committees. The following discussion and analysis, the consolidated financial results, results of operations, liquidity and financial conditions are presented based on our 38.5% proportionate share, unless otherwise indicated. For further information, see Note 4 to the Consolidated Financial Statements.

We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.

Assets Held For Sale

In the fourth quarter of 2019, we entered into a binding agreement to sell the Red Lake complex in Ontario, Canada to Evolution Mining Limited (“Evolution”). Pursuant to the terms of the agreement, upon closing the transaction we will receive proceeds of $375 in cash, adjusted for normal working capital movements, with contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period.

In the fourth quarter of 2019, we entered into a binding agreement to sell our 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of our Australia segment, to Northern Star Resources Limited (“Northern Star”). We completed the sale on January 2, 2020, and pursuant to the terms of the agreement, received proceeds of $800, including $25 that gives Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for 120 days the purchase of our Kalgoorlie power business for fair market value.

See Note 5 to our Consolidated Financial Statements for further information.

Consolidated Financial Results

The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Years Ended December 31,		Increase
	2019	2018	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,877	$280	$2,597
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$3.91	$0.53	$3.38

	Years Ended December 31,		Increase
	2018	2017	(decrease)
Net income (loss) from continuing operations attributable to Newmont stockholders	$280	$(76)	$356
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.53	$(0.14)	$0.67

Results in 2019 compared to 2018 were impacted by the recognized gain on the formation of NGM as well as higher production due to the Newmont Goldcorp transaction and higher average realized gold prices.

The details of our Sales are set forth below. See Note 6 to our Consolidated Financial Statement for additional information.

	Years Ended December 31,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$9,049	$6,950	$2,099	30%
Copper	210	303	(93)	(31)
Silver	253	—	253	N.M.
Lead	85	—	85	N.M.
Zinc	143	—	143	N.M.
	$9,740	$7,253	$2,487	34%
(1)	N.M. – Not meaningful

	Years Ended December 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$6,950	$7,064	$(114)	(2)%
Copper	303	315	(12)	(4)
	$7,253	$7,379	$(126)	(2)%

The following analysis summarizes consolidated sales for the year ended December 31, 2019:

	Year ended December 31, 2019
	Gold	Copper	Silver (1)	Lead (1)	Zinc (1)
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$9,063	$220	$218	$97	$187
Provisional pricing mark-to-market	15	(1)	7	1	—
Silver streaming amortization	—	—	37	—	—
Gross after provisional pricing and streaming impact	9,078	219	262	98	187
Treatment and refining charges	(29)	(9)	(9)	(13)	(44)
Net	$9,049	$210	$253	$85	$143
Consolidated ounces (thousands)/ pounds (millions) sold	6,465	80	15,987	108	179
Average realized price (per ounce/pound)(2):
Gross before provisional pricing and streaming impact	$1,402	$2.76	$13.57	$0.90	$1.05
Provisional pricing mark-to-market	2	(0.01)	0.45	0.01	—
Silver streaming amortization	—	—	2.31	—	—
Gross after provisional pricing and streaming impact	1,404	2.75	16.33	0.91	1.05
Treatment and refining charges	(5)	(0.12)	(0.54)	(0.12)	(0.25)
Net	$1,399	$2.63	$15.79	$0.79	$0.80
(1)	Silver, lead and zinc sales are the result of the Newmont Goldcorp transaction.
(2)	Per ounce measures may not recalculate due to rounding.

The following analysis summarizes consolidated sales for the year ended December 31, 2018 and 2017:

	Year ended December 31, 2018		Year ended December 31, 2017
	Gold	Copper	Gold	Copper
	(ounces)	(pounds)	(ounces)	(pounds)
Consolidated sales:
Gross before provisional pricing	$6,982	$323	$7,086	$314
Provisional pricing mark-to-market	(2)	(7)	10	14
Gross after provisional pricing	6,980	316	7,096	328
Treatment and refining charges	(30)	(13)	(32)	(13)
Net	$6,950	$303	$7,064	$315
Consolidated ounces (thousands)/ pounds (millions) sold	5,516	110	5,632	111
Average realized price (per ounce/pound)(1):
Gross before provisional pricing	$1,266	$2.94	$1,259	$2.83
Provisional pricing mark-to-market	—	(0.07)	2	0.12
Gross after provisional pricing	1,266	2.87	1,261	2.95
Treatment and refining charges	(6)	(0.13)	(6)	(0.12)
Net	$1,260	$2.74	$1,255	$2.83
(1)	Per ounce measures may not recalculate due to rounding.

The change in consolidated sales is due to:

	Years Ended December 31,
	2019 vs. 2018
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$1,201	$(87)	$262	$98	$187
Increase (decrease) in average realized price	897	(10)	—	—	—
Decrease (increase) in treatment and refining charges	1	4	(9)	(13)	(44)
	$2,099	$(93)	$253	$85	$143

	Years Ended December 31,
	2018 vs. 2017
	Gold	Copper
	(ounces)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(146)	$(3)
Increase (decrease) in average realized price	30	(9)
Decrease (increase) in treatment and refining charges	2	—
	$(114)	$(12)

Gold sales increased 30% in 2019 compared to 2018 primarily due to new production from the Newmont Goldcorp transaction and higher average realized gold prices. For a complete discussion regarding variations in gold volumes, see Results of Consolidated Operations below.

Copper sales decreased 31% in 2019 compared to 2018 primarily due to copper being produced as a by-product upon the formation of NGM on July 1, 2019 compared to a co-product for the six months ended June 30, 2019, lower production at Boddington and lower average realized copper prices. See Results of Consolidated Operations below.

The silver sales during the year ended December 31, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. Silver sales at all other Newmont operations are recognized as a by-product credit to Costs applicable to sales. See Results of Consolidated Operations below.

The lead sales during the year ended December 31, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. See Results of Consolidated Operations below.

The zinc sales during the year ended December 31, 2019 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. See Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 5 to our Consolidated Financial Statements for additional information.

	Years Ended December 31,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$4,663	$3,906	$757	19%
Copper	145	187	(42)	(22)
Silver	181	—	181	N.M.
Lead	77	—	77	N.M.
Zinc	129	—	129	N.M.
	$5,195	$4,093	$1,102	27%
(1)	N.M. – Not meaningful

	Years Ended December 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$3,906	$3,899	$7	0%
Copper	187	163	24	15
	$4,093	$4,062	$31	1%

Costs applicable to sales increased in 2019, compared to 2018, primarily due to new production associated with the Newmont Goldcorp transaction, partially offset by lower stockpile and leach pad inventory adjustments.

The details of our Depreciation and amortization are set forth below. See Note 5 to our Consolidated Financial Statements for additional information.

	Years Ended December 31,		Increase	Percent
	2019	2018	(decrease)	Change (1)
Gold	$1,723	$1,142	$581	51%
Copper	31	39	(8)	(21)
Silver	66	—	66	N.M.
Lead	29	—	29	N.M.
Zinc	55	—	55	N.M.
Other	56	34	22	65
	$1,960	$1,215	$745	61%
(1)	N.M. – Not meaningful

	Years Ended December 31,		Increase	Percent
	2018	2017	(decrease)	Change
Gold	$1,142	$1,191	$(49)	(4)%
Copper	39	37	2	5
Other	34	33	1	3
	$1,215	$1,261	$(46)	(4)%

Depreciation and amortization increased in 2019, compared to 2018, primarily due to new production associated with the Newmont Goldcorp transaction and higher amortization rates driven by the increase in fair value of the Goldcorp and NGM assets, partially offset by lower leach pad and stockpile inventory adjustments.

For discussion regarding variations in operations, see Results of Consolidated Operations below.

Reclamation and remediation expense was $280, $163 and $192 in 2019, 2018 and 2017, respectively. Reclamation and remediation expense increased in 2019, compared to 2018, primarily due to increased water management costs at Yanacocha, an update of the project cost estimates at the Dawn, Mule Canyon and Northumberland sites, increased water management costs at the Con mine and higher reclamation and remediation costs from the Newmont Goldcorp transaction.

Exploration expense was $265, $197 and $179 in 2019, 2018 and 2017, respectively. Exploration expense increased in 2019, compared to 2018, primarily due to the Newmont Goldcorp transaction and increased spending in the Guiana Shield in South America and at various projects in Africa partially offset by lower spend in Nevada due to the formation of NGM.

For additional information about proven and probable reserves Proven and Probable Reserves in Item 2, Properties.

Advanced projects, research and development expense includes development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. Advanced projects, research and development expense was $150, $153, and $143 in 2019, 2018, and 2017, respectively. Advanced projects, research and development expense decreased slightly in 2019, compared to 2018, primarily due to lower spending associated with the Yanacocha Sulfides project and lower spend in Nevada due to the formation of NGM which was mostly offset by increased spending related to the Newmont Goldcorp transaction and at various projects in Africa.

General and administrative expense was $313, $244 and $237 in 2019, 2018 and 2017, respectively. General and administrative expense increased in 2019, compared to 2018, primarily due to the Newmont Goldcorp transaction. General and administrative expense as a percentage of Sales decreased in 2019 to 3.2%, compared to 3.4% in 2018.

Impairment of long-lived assets was $5, $369 and $14 in 2019, 2018 and 2017, respectively. Impairment of long-lived assets decreased in 2019, compared to 2018, primarily due to the impairment of long-lived assets at certain exploration properties and the Emigrant operation in Nevada, due to the Company’s decision to focus on advancing other projects and a change in mine plan resulting in a significant decrease in mine life at Emigrant, in the prior year, offset by non-cash write downs of obsolete assets at South America, Africa and Corporate and other in 2019.

Other expense, net was $295, $29 and $32 in 2019, 2018 and 2017, respectively. Other expense, net increased in 2019, compared to 2018, primarily due to investment banking and legal costs, severance, accelerated share award payments and consulting services associated with the Newmont Goldcorp transaction and legal and hostile defense fees, investment banking fees and severance costs associated with the formation of NGM.

Gain on formation of Nevada Gold Mines was $2,390 in 2019, and represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed on July 1, 2019. For additional information regarding the formation of NGM, see Note 4 to our Consolidated Financial Statement.

Other income, net was $327, $155 and $54 in 2019, 2018 and 2017, respectively. Other income, net increased in 2019, compared to 2018, primarily due to unrealized holding gains on investments, lower impairments of investments in 2019, pension and other post-employment benefit curtailment gains and business interruption insurance proceeds related to the Musselwhite fire, offset by a decrease in gain on investments sales resulting from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix Metals Inc. (“Maverix”) in June 2018 and foreign currency losses in 2019 compared to gains in 2018.

Interest expense, net was $301, $207 and $241 in 2019, 2018 and 2017, respectively. Capitalized interest totaled $26, $37 and $22 in each year, respectively. Interest expense, net increased in 2019 compared to 2018 primarily due to increased debt balances as a result of the Newmont Goldcorp transaction.

Income and mining tax expense was $832, $386 and $1,127 in 2019, 2018 and 2017, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; (vii) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods.

	Year Ended
	December 31, 2019								December 31, 2018
					Income Tax		Federal and					Income Tax		Federal and
	Income		Effective		(Benefit)		State Cash	Mining Cash	Income	Effective		(Benefit)		State Cash	Mining Cash
	(Loss)(1)		Tax Rate		Provision		Tax/(Refund)	Tax/(Refund)	(Loss)(1)	Tax Rate		Provision		Tax/(Refund)	Tax/(Refund)
Nevada	$351		13%		$46	(2)	$—	$25	$(72)	49%		$(35)	(2)	$27	$—
CC&V	37		5		2	(3)	—	—	88	19		17	(3)	—	—
Corporate & Other	2,008	(4)	14		290	(5)	(4)	—	(296)	(36)		107	(5)	(21)	—
Total US	2,396		14		338		(4)	25	(280)	(32)		89		6	—
Australia	611		38		230	(6)	76	56	647	29		188	(6)	255	42
Ghana	425		34		144		148	—	183	33		60		89	—
Suriname	268		26		71		9	—	238	26		62		12	—
Peru	41		129		53	(7)	12	13	(40)	(73)		29	(7)	18	7
Canada	(58)		(103)		60	(8)	(42)	7	(9)	467		(42)	(8)	—	—
Mexico	(105)		11		(12)	(9)	126	11	—	—		—		—	—
Argentina	62		(94)		(58)	(10)	—	—	—	—		—		—	—
Other Foreign	53		11		6		—	—	(1)	—		—		—	—
Consolidated	$3,693		23%	(11)	$832		$325	$112	$738	52%	(11)	$386		$380	$49
(1)	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the segment information for the reasons stated in Note 5.
(2)	Includes deduction for percentage depletion of $(49) and $(39) and mining taxes net of associated federal benefit of $19 and $18, respectively.
(3)	Includes deduction for percentage depletion of $(6) and $(10) and valuation allowance of $(9) and $9, respectively.
(4)	Includes the gain on formation of NGM. See Note 4 for further discussion.
(5)	Includes valuation allowance of $(310) and $150, expense related to the amendment of the 2014 U.S. federal income tax return and related carryback claims of $150 and $-, the expiration of capital loss carryover of $34 and $-, uncertain tax position reserve adjustment of $34 and $-, and SAB 118 adjustments of $- and $(48), respectively.
(6)	Includes mining taxes net of associated federal benefit of $48 and $36 and valuation allowance of $1 and $(45), respectively.
(7)	Includes mining taxes net of associated federal benefit of $12 and $9 and valuation allowance of $23 and $20, respectively.
(8)	Includes mining taxes net of associated federal benefit of $12 and $-, uncertain tax position reserve adjustment of $6 and $(34), valuation allowance of $(14) and $(7), and tax impacts from the exposure to fluctuations in foreign currency of $7 and $-, respectively.
(9)	Includes uncertain tax position reserve adjustment of $25 and $-, valuation allowance of $13 and $-, and tax impacts from the exposure to fluctuations in foreign currency of $(10) and $-, respectively.
(10)	Includes uncertain tax position reserve adjustments of $1 and $- and tax impacts from the exposure to fluctuations in foreign currency of $(91) and $-, respectively.
(11)	The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

For additional information regarding our income and mining taxes, including details of our deferred tax assets, see Note 11 to our Consolidated Financial Statements.

Equity income (loss) of affiliates was $95, $(33) and $(16) in 2019, 2018 and 2017, respectively. The increase in 2019 is primarily due to income from the Pueblo Viejo mine of $124, an equity method investment acquired in the Newmont Goldcorp transaction. Since the acquisition date and on an attributable basis, earnings before income, taxes and depreciation and amortization (“Pueblo Viejo EBITDA”) related to the Pueblo Viejo mine was $245, based on 287,000 ounces of attributable gold production during the period. Pueblo Viejo EBITDA is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78. For additional information regarding our Equity income (loss) of affiliates, see Note 12.

Net income (loss) from discontinued operations was $(72), $61 and $(38) in 2019, 2018 and 2017, respectively. The decrease in 2019 from 2018 was primarily due to the increase in the Holt royalty obligation driven by a decrease in discount rate and an increase in gold price, partially offset by an expected decrease in production from prior periods. For additional information regarding our discontinued operations, see Note 13 to our Consolidated Financial Statements.

Net loss (income) attributable to noncontrolling interests, net of tax from continuing operations was $(79), $(39), and $(5) in 2019, 2018, and 2017, respectively. The income from noncontrolling interests increased in 2019 compared to 2018 primarily due to a loss in 2018 at Yanacocha.

Other comprehensive income (loss) was $19, $(11) and $42 in 2019, 2018 and 2017, respectively. The increase in 2019 from 2018 was primarily due to an increased impact from cash flow hedge instruments and foreign currency translation adjustments, partially offset by the change in pension and other post-retirement benefits.

Results of Consolidated Operations

Newmont has developed gold equivalent ounces (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019, Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing for 2018 and Gold ($1,200/oz.) and Copper ($2.25/lb.) pricing for 2017. For information regarding the changes to our reportable segments due to the Newmont Goldcorp transaction and the formation of NGM, see Note 5 to our Consolidated Financial Statements.

	Gold or Other			Costs Applicable			Depreciation and			All-In Sustaining
	Metals Produced			to Sales (1)			Amortization			Costs (2)
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Years Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America	1,036	360	451	$883	$727	$622	$356	$232	$272	$1,187	$840	$725
South America	1,385	1,049	1,048	646	660	709	234	201	229	814	804	870
Australia	1,431	1,523	1,573	734	709	672	164	133	134	908	845	806
Africa	1,065	850	822	597	645	655	295	301	277	791	794	785
Nevada	1,475	1,697	1,760	748	766	736	340	240	236	935	928	918
Total/Weighted-Average (3)	6,392	5,479	5,654	$721	$708	$692	$275	$213	$217	$966	$909	$890
Attributable to Newmont	6,004	5,101	5,266

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America (4)	443	—	—	$886	$—	$—	$342	$—	$—	$1,339	$—	$—
Australia (5)	146	166	151	803	758	728	151	138	146	954	898	900
Nevada (6)	35	70	62	750	845	923	243	227	245	894	1,035	1,112
Total/Weighted-Average	624	236	213	$858	$782	$784	$291	$162	$174	$1,222	$935	$961

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	287	—	—
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the year ended 2019, the Peñasquito mine in North America produced 15,860 thousand ounces of silver, 108 million pounds of lead and 187 million pounds of zinc. The Peñasquito mine in North America was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
(5)	For the years ended 2019, 2018 and 2017, the Boddington mine in Australia produced 64 million, 77 million and 80 million pounds of copper, respectively.

(6)	For the years ended 2019, 2018 and 2017, the Phoenix mine in Nevada produced 15 million, 32 million and 33 million pounds of copper, respectively. The Phoenix mine was contributed to NGM effective July 1, 2019, at which point copper became a by-product.
(7)	Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Consolidated Financial Statements for further discussion of our equity method investments.

2019 compared to 2018

Consolidated gold ounces produced increased 17% due to:

●	new production in North America at Éléonore, Porcupine, Peñasquito and Red Lake following the completion of the Newmont Goldcorp transaction, partially offset by lower ore grade milled and lower leach production at CC&V;
●	new production in South America at Cerro Negro following the completion of the Newmont Goldcorp transaction and higher leach production at Yanacocha, partially offset by lower ore grade milled and lower recovery at Merian;
●	lower production from Australia due to lower ore grade milled at Kalgoorlie and Boddington, partially offset by higher mill throughput at Tanami. The lower ore grade milled at Kalgoorlie was a result of lower ore grade mined and reduced ore tons mined from the pit due to geotechnical challenges;
●	higher production from Africa primarily due to higher ore grade milled and mill throughput at Ahafo following the completion of the Ahafo Mill Expansion project in the fourth quarter of 2019, respectively; and
●	attributable gold production at NGM was 710,000 ounces since its formation on July 1, 2019. The Carlin, Phoenix, Twin Creeks and Long Canyon mine sites in Nevada were included in the transaction with Barrick, establishing NGM.

Consolidated gold equivalent ounce – other metals production increased 164% primarily due to new production at Peñasquito in North America, partially offset by the classification of copper produced at Phoenix in Nevada as a by-product following the formation of NGM and lower ore grade milled at Boddington in Australia. Production at Peñasquito was impacted by the operation being placed into care and maintenance for 49 days in the first half and 25 days in the second half of 2019 following community-led blockades.

Costs applicable to sales per consolidated gold ounce increased 2% primarily due to unfavorable stripping and higher gold price driven royalties, partially offset by higher gold ounces sold and lower stockpile and leach pad inventory adjustments. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 10% primarily due to a high unit cost produced at Peñasquito as a result of the blockades, in addition to higher stockpile inventory adjustments and higher mobile equipment maintenance costs at Boddington in Australia.

Depreciation and amortization per gold ounce increased 29% primarily due to higher amortization rates from asset additions including new assets acquired following the completion of the Newmont Goldcorp transaction and formation of NGM, partially offset by higher gold ounces sold and lower stockpile and leach pad inventory adjustments. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 80% primarily due to higher amortization rates from asset additions including new assets acquired at Peñasquito following the completion of the Newmont Goldcorp transaction.

All-in sustaining costs per consolidated gold ounce increased 6% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 31% primarily due to higher sustaining capital, higher treatment and refining cost and higher costs applicable to sales per gold equivalent ounce – other metals.

North America Operations

	Gold or Other			Costs Applicable			Depreciation and			All-In Sustaining
	Metals Produced			to Sales (1)			Amortization			Costs (2)
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
CC&V	322	360	451	$911	$727	$622	$299	$232	$272	$1,071	$840	$725
Red Lake	113	—	—	1,218	—	—	448	—	—	1,570	—	—
Musselwhite	3	—	—	2,248	—	—	4,912	—	—	8,174	—	—
Porcupine	223	—	—	786	—	—	281	—	—	935	—	—
Éléonore	246	—	—	809	—	—	302	—	—	1,013	—	—
Peñasquito	129	—	—	803	—	—	301	—	—	1,100	—	—
Total/Weighted-Average (3)	1,036	360	451	$883	$727	$622	$356	$232	$272	$1,187	$840	$725

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Peñasquito (4)	443	—	—	$886	$—	$—	$342	$—	$—	$1,339	$—	$—
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-In Sustaining Costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the year ended December 31, 2019, Peñasquito produced 15,860 thousand ounces of silver, 108 million pounds of lead and 187 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.

2019 compared to 2018

CC&V, USA. Gold production decreased 11% primarily due to lower ore grades milled and lower leach production from Valley Leach Fill 1. Costs applicable to sales per gold ounce increased 25% primarily due to lower gold ounces sold and higher inventory adjustments. Depreciation and amortization per gold ounce increased 29% primarily due to higher amortization rates from lower reserve life and higher inventory adjustments. All-in sustaining costs per gold ounce increased 28% primarily due to higher costs applicable to sales per gold ounce.

Red Lake, Canada. Gold production at Red Lake was 113,000 gold ounces since the completion of the acquisition of the Red Lake mine site as part of the Newmont Goldcorp transaction. Production and cost metrics this year reflected on-going ramp up of mining at Cochenour, which achieved commercial production on April 1, 2019 and a temporary pause in mining at the Cochenour complex while buttress work was completed to strengthen controls against potential water ingress. Mining resumed in October 2019 following the completion of the work. In the fourth quarter of 2019, we entered into a binding agreement to sell the Red Lake complex. The transaction is expected to close in the first quarter of 2020. Refer to Note 5 for further information on the assets held for sale.

Musselwhite, Canada. Gold production at Musselwhite was limited to 3,000 gold ounces since the completion of the acquisition of the Musselwhite mine site as part of the Newmont Goldcorp transaction. There was no gold production in the second half of 2019 following a conveyor fire in March 2019. Musselwhite resumed mining activities in the third quarter of 2019 and will continue stockpiling ore mined until processing activities are restarted, which is expected in the first half of 2020. Since the fire, we collected $125 in insurance proceeds related to the conveyor fire of which $41 was recognized as an offset to the abnormal costs applicable to sales.

Porcupine, Canada. Gold production at Porcupine was 223,000 gold ounces since the completion of the acquisition of the Porcupine mine site as part of the Newmont Goldcorp transaction. Production and cost metrics this year were impacted negatively by the lower proportion of tons mined at Hoyle Pond, the highest-grade contributor to Porcupine, and costs related to early production at Borden, which achieved commercial production on October 1, 2019.

Éléonore, Canada. Gold production at Éléonore was 246,000 gold ounces since the completion of the acquisition of the Éléonore mine site as part of the Newmont Goldcorp transaction. Production and cost metrics this year were impacted positively by the commencement of mining from Horizon 5, with increased tonnages offsetting lower grade based on the mining sequence.

Peñasquito, Mexico. Gold and gold equivalent ounces – other metals production at Peñasquito were 129,000 gold ounces and 443,000 gold equivalent ounces – other metals, respectively, since the completion of the acquisition of the Peñasquito mine as part of the Newmont Goldcorp transaction. Production and cost metrics were impacted negatively by the operation being placed into care and maintenance for 49 days in the first half and 25 days in the second half of 2019 due to blockades.

South America Operations

	Gold or Other			Costs Applicable			Depreciation and			All-In Sustaining
	Metals Produced			to Sales (1)			Amortization			Costs (2)
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Year Ended December 31,	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Yanacocha	527	515	535	$756	$813	$939	$213	$207	$250	$959	$967	$1,150
Merian	524	534	513	565	512	467	177	167	179	689	627	544
Cerro Negro	334	—	—	603	—	—	317	—	—	753	—	—
Total / Weighted Average (3)	1,385	1,049	1,048	$646	$660	$709	$234	$201	$229	$814	$804	$870
Yanacocha (48.65%) (4)	(257)	(244)	(260)
Merian (25.00%)	(131)	(134)	(128)
Attributable to Newmont	997	671	660

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	287	—	—
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	In December 2017, Yanacocha repurchased a 5% interest held by the International Finance Corporation, increasing Newmont’s ownership in Yanacocha from 51.35% to 54.05% as of December 31, 2017. In June 2018, Yanacocha sold a 5% ownership interest to a subsidiary of Sumitomo Corporation, reducing Newmont’s ownership from 54.05% to 51.35%. See Note 14 to our Consolidated Financial Statements.
(5)	Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to our Consolidated Financial Statements for further discussion of our equity method investments.

2019 compared to 2018

Yanacocha, Peru. Gold production increased 2% primarily due to higher leach production, partially offset by lower mill throughput and ore grade milled. Costs applicable to sales per gold ounce decreased 7% primarily due to lower stockpile and leach pad inventory adjustments partially offset by lower by-product credits from the sale of copper and silver concentrates. Depreciation and amortization per gold ounce increased 3% primarily due to higher amortization rates as a result of Quecher Main achieving commercial production in the fourth quarter of 2019. All-in sustaining costs per gold ounce decreased 1% primarily due to the lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital and reclamation costs.

Merian, Suriname. Gold production decreased 2% primarily due to lower ore grade milled, lower recovery and a lower draw-down of in-circuit inventory as compared to last year, partially offset by higher mill throughput. Cost applicable to sales per gold ounce increased 10% primarily due to an unfavorable strip ratio and higher gold-price driven royalties. Depreciation and amortization per gold ounce increased 6% primarily due to higher amortization rates from asset additions. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce.

Cerro Negro, Argentina. Gold production at Cerro Negro was 334,000 gold ounces since the completion of the acquisition of Cerro Negro as part of the Newmont Goldcorp transaction. Production and cost metrics this year were impacted positively by higher tonnages from Mariana Norte offsetting lower grade based on the mining sequence.

Pueblo Viejo, Dominican Republic. Gold production at Pueblo Viejo was 287,000 gold ounces on an attributable basis since the completion of the acquisition of our interest in the Pueblo Viejo mine site as part of the Newmont Goldcorp transaction. Refer to Note 12 to our Consolidated Financial Statements for further discussion of our equity method investments.

Australia Operations

	Gold or Other			Costs Applicable			Depreciation and			All-In Sustaining
	Metals Produced			to Sales (1)			Amortization			Costs (2)
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Years Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington	703	709	787	$809	$786	$714	$149	$140	$147	$942	$891	$838
Tanami	500	496	419	531	589	616	192	149	165	717	763	786
Kalgoorlie	228	318	367	948	721	645	116	74	54	1,114	813	717
Total/Weighted-Average (3)	1,431	1,523	1,573	$734	$709	$672	$164	$133	$134	$908	$845	$806

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington (4)	146	166	151	$803	$758	$728	$151	$138	$146	$954	$898	$900
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the years ended 2019, 2018 and 2017, Boddington produced 64 million, 77 million and 80 million copper pounds, respectively.

2019 compared to 2018

Boddington, Australia. Gold production decreased 1% primarily due to lower ore grade milled and lower throughput, partially offset by higher recovery. Gold equivalent ounce – other metals production decreased 12% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 3% primarily due to lower gold ounces sold, higher stockpile inventory adjustments and higher mobile equipment maintenance costs, partially offset by a favorable Australian dollar foreign currency exchange rate. Costs applicable to sales per gold equivalent ounce – other metals increased 6% primarily due to lower gold equivalent ounces-other metals sold, higher stockpile inventory adjustments and higher mobile equipment maintenance costs, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 6% primarily due to higher stockpile inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals increased 9% primarily due to lower gold equivalent ounces – other metals sold and higher stockpile inventory adjustments. All-in sustaining costs per gold ounce increased 6% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 6% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals and higher sustaining capital spend.

Tanami, Australia. Gold production increased 1% primarily due to higher mill throughput, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 10% primarily due to lower energy costs as a result of the Tanami Power Plant, higher allocation of costs to deferred mine development and a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 29% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in the first quarter of 2019. All-in sustaining costs per gold ounce decreased 6% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.

Kalgoorlie, Australia. Gold production decreased 28% primarily due to lower ore grade milled and lower throughput. The lower ore grade milled was a result of lower ore grade mined and lower ore tons mined from the pit due to geotechnical challenges. Costs applicable to sales per gold ounce increased 31% primarily due to lower gold ounces sold and an unfavorable strip ratio, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 57% primarily due to lower gold ounces sold and higher amortization rates as a result of asset additions. All-in sustaining costs per gold ounce increased 37% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. The Company entered into a binding agreement to sell its 50% interest in Kalgoorlie. The sale was completed on January 2, 2020. Refer to Note 5 for further information on the assets held for sale.

Africa Operations

	Gold or Other			Costs Applicable			Depreciation and			All-In Sustaining
	Metals Produced			to Sales (1)			Amortization			Costs (2)
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Years Ended December 31,	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Ahafo	643	436	349	$624	$741	$766	$254	$241	$206	$820	$864	$933
Akyem	422	414	473	558	546	573	356	363	327	718	705	663
Total / Weighted Average (3)	1,065	850	822	$597	$645	$655	$295	$301	$277	$791	$794	$785
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.

2019 compared to 2018

Ahafo, Ghana. Gold production increased 47% primarily due to higher ore grade milled and mill throughput. The higher mill throughput was partially due to the Ahafo Mill Expansion project achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce decreased 16% primarily due to higher gold ounces sold and lower stockpile inventory adjustments, partially offset by higher gold-price driven royalties. Depreciation and amortization per gold ounce increased 5% primarily due to higher amortization rates from asset additions, partially offset by higher gold ounces sold and lower stockpile inventory adjustments. All-in sustaining costs per gold ounce sold decreased 5% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.

Akyem, Ghana. Gold production increased 2% primarily due to higher mill throughput and ore grade milled partially offset by lower recovery. Costs applicable to sales per gold ounce increased 2% primarily due to higher gold-price driven royalties and higher equipment maintenance costs, partially offset by lower stockpile inventory adjustments. In December 2019, Akyem declared a dividend of $90 entitling the government of Ghana to a payment of $10 included in royalties. Depreciation and amortization per gold ounce decreased 2% primarily due to lower stockpile inventory adjustments. All-in sustaining costs per gold ounce increased 2% primarily due to reclamation costs and costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.

Nevada Operations

	Gold or Other			Costs Applicable			Depreciation and			All-In Sustaining
	Metals Produced			to Sales (1)			Amortization			Costs (2)
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Nevada Gold Mines	710	—	—	$712	$—	$—	$430	$—	$—	$901	$—	$—
Carlin	404	927	972	878	843	830	261	237	229	1,076	1,027	1,035
Phoenix	96	241	239	981	854	854	281	201	227	1,149	1,043	1,035
Twin Creeks	169	359	375	638	668	606	171	170	170	800	820	741
Long Canyon	96	170	174	376	423	338	377	447	426	466	505	364
Total/Weighted-Average (3)	1,475	1,697	1,760	$748	$766	$736	$340	$240	$236	$935	$928	$918

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Phoenix (4)	35	70	62	$750	$845	$923	$243	$227	$245	$894	$1,035	$1,112
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures beginning on page 78.
(3)	All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)	For the year ended 2019, 2018 and 2017, the Phoenix mine produced 15 million, 32 million and 33 million pounds of copper, respectively. The Phoenix mine site was contributed to NGM effective July 1, 2019, at which point copper became a by-product.

2019 compared to 2018

Nevada Gold Mines. Attributable gold production at Nevada Gold Mines was 710,000 gold ounces since its formation on July 1, 2019. During the second half of 2019, efforts were focused on achieving synergies and optimizing the operations. Depreciation and amortization per gold ounce reflects the fair value of assets upon the formation of NGM. Refer to Note 4 for further discussion on the formation of NGM.

Carlin, USA. The Carlin mine site was included in the formation of NGM. Gold production decreased by 56% primarily due to only six months of operations in 2019 as compared to a full year in 2018. Costs applicable to sales per gold ounce increased 4% primarily due to lower mill throughput rates and ore grade milled as a result of the annual Mill 6 outage in the first half of 2019. Depreciation and amortization per gold ounce increased 10% primarily due to lower gold ounces sold and asset additions. All-in sustaining costs per gold ounce was 5% higher primarily due to higher costs applicable to sales per gold ounce.

Phoenix, USA. The Phoenix mine site was included in the formation of NGM. Gold production decreased by 60% primarily due to only six months of operations in 2019 as compared to a full year in 2018. Gold equivalent ounces – other metals production decreased 50% primarily due to six months of operations in 2019 as compared to a full year in 2018. Costs applicable to sales per gold ounce increased 15% primarily due to lower mill throughput rates and ore grade processed, in addition to higher concentrate inventory adjustments. Costs applicable to sales per gold equivalent ounce – other metals decreased 11% primarily due to higher ore grade milled. Depreciation and amortization per gold ounce increased 40% primarily due to higher amortization rates as a result of lower reserve life. Depreciation and amortization per gold equivalent ounce – other metals increased 7% primarily due to higher amortization rates as a result of lower reserve life. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce partially offset by lower sustaining capital spend on a per ounce basis. All-in sustaining costs per gold equivalent ounce – other metals decreased 14% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Twin Creeks, USA. The Twin Creeks mine site was included in the formation of NGM. Gold production decreased 53% primarily due to six months of operations in 2019 as compared to a full year in 2018. Costs applicable to sales per gold ounce decreased 4% primarily due to lower stockpile and leach pad inventory adjustments. Depreciation and amortization per gold ounce was in line with the prior year. All-in sustaining costs per gold ounce decreased 2% primarily due to lower costs applicable to sales per gold ounce partially offset by higher sustaining capital spend on per ounce basis.

Long Canyon, USA. The Long Canyon mine site was included in the formation of NGM. Gold production decreased 44% primarily due to six months of operations in 2019 as compared to a full year in 2018. Costs applicable to sales per gold ounce decreased 11% primarily due to proportionately higher leach production as a result of timing of leach recoveries. Depreciation and amortization per gold ounce decreased 16% primarily due to the proportionately higher leach production. All-in sustaining costs per gold ounce decreased 8% primarily due to lower costs applicable to sales per gold ounce partially offset by higher sustaining capital spend on per ounce basis.

Foreign Currency Exchange Rates

Our foreign operations sell their gold, copper, silver, lead and zinc production based on U.S. dollar metal prices. Fluctuations in foreign currency exchange rates do not have a material impact on our revenue since gold, copper, silver, lead and zinc are sold throughout the world in U.S. dollars. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Peruvian sol, the Surinamese dollar, the Canadian dollar, the Mexican peso and the Argentine peso. Approximately 43%, 33% and 32% of our Costs applicable to sales were paid in currencies other than the U.S. dollar in 2019, 2018 and 2017, respectively, including approximately 21% denominated in the Australian dollar and 9% denominated in the Canadian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $13 per ounce, net of hedging losses, in 2019 compared to 2018, primarily in Australia.

Our Cerro Negro mine, which was acquired as part of the Newmont Goldcorp transaction and located in Argentina, is a U.S. dollar functional currency entity. On September 1, 2019, Argentina’s central bank enacted a number of temporary foreign currency controls in an effort to stabilize the local currency (“currency controls”). These currency controls include conversion requirements of export proceeds to local currency, limits on banks’ use of foreign currency, restrictions on individuals’ foreign currency purchases, and the reintroduction of affidavits to verify foreign currency transactions comply with regulations. Argentina has also been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. Since the currency controls were enacted, the Company is required to convert metal sales proceeds to the Argentine Peso within five business days from receipt of cash at Cerro Negro and obtain central bank approval for any dividends or distributions to the parent company. While we have balances denominated in Argentine pesos that relate to accounts payable and employee-related liabilities and tax receivables and liabilities, the majority of Cerro Negro’s activity has historically been denominated in U.S. dollars. Additionally, a component of the deferred tax liability is carried in Argentine pesos, which is impacted by fluctuations in the Argentine peso exchange rate. The currency controls did not have a significant impact on our financial statements in 2019. We have been successful in distributing cash from Cerro Negro through registered intercompany debt and do not expect the currency controls to have a significant impact on our liquidity.

Liquidity and Capital Resources

Liquidity Overview

We have a disciplined cash management strategy of maintaining financial flexibility to execute our capital priorities and provide long-term value to our shareholders. Consistent with that strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while reducing our debt and returning cash to stockholders through share repurchases and dividends.

At December 31, 2019, we had $2,243 in Cash and cash equivalents, of which $1,186 was held in foreign subsidiaries and is primarily held in U.S dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2019, $407 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At December 31, 2019, $1,034 in consolidated cash and cash equivalents ($636 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.

In December 2019, our Board of Directors authorized a stock repurchase program for up to $1 billion of common stock to be repurchased in the next 12 months. Through December 31, 2019, we have executed trades for $506 of common stock repurchases, of which $479 were settled as of December 31, 2019 and the remaining $27 were settled on January 2, 2020. In January 2020, we announced a plan to increase our quarterly dividend from $0.14 per share to $0.25 per share upon approval and declaration of the first quarter dividend in April 2020.

We believe our existing consolidated cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At December 31, 2019, no borrowings were outstanding under our revolving credit facility.

Our financial position was as follows:

	At December 31,	At December 31,
	2019	2018
Debt	$6,138	$4,044
Lease and other financing obligations	696	217
Less: Cash and cash equivalents	2,243	3,397
Net Debt	$4,591	$864
Borrowing capacity on revolving credit facility	$2,940	$2,914

Cash Flows

Our Consolidated Statements of Cash Flows are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities of continuing operations	$2,876	$1,837	$2,139
Net cash provided by (used in) operating activities of discontinued operations	(10)	(10)	(15)
Net cash provided by (used in) operating activities	$2,866	$1,827	$2,124

Net cash provided by (used in) investing activities	$(1,226)	$(1,177)	$(946)

Net cash provided by (used in) financing activities	$(2,777)	$(455)	$(668)

Net cash provided by (used in) operating activities of continuing operations was $2,876 in 2019, an increase of $1,039 from 2018 primarily due to higher sales from the Newmont Goldcorp transaction and a higher average realized gold price, partially offset by amounts paid for Newmont Goldcorp transaction and integration costs, costs incurred for the Nevada JV Agreement transaction and integration costs, higher interest payments due to higher debt balances and costs incurred while the Peñasquito and Musselwhite mines were not operational.

Net cash provided by (used in) investing activities was $(1,226) in 2019, an increase in cash used of $49 from 2018, primarily due to Additions to property, plant and mine development in 2019 driven by higher capital expenditures on sustaining capital and higher Purchases of investments during the year ended 2019, primarily related to the acquisition of convertible debt issued by Continental Gold, Inc. and marketable securities, partially offset by cash acquired in the Newmont Goldcorp transaction, Return of investment from equity method investees of $132 in 2019 related to Pueblo Viejo, higher Proceeds from sales of investments and $20 in proceeds from the sale of exploration properties in Nevada in 2019.

Net cash provided by (used in) financing activities was $(2,777) in 2019, an increase in cash used of $2,322 from 2018, primarily due to the repayment of a term loan and revolving credit facility acquired in the Newmont Goldcorp transaction totaling $1,250, repayment of the 2019 Senior Notes totaling $626, higher Dividends paid to common stockholders due to the payment of a one-time special dividend of $470 and an increase in the number of shares outstanding beginning in the second quarter of 2019, higher Repurchases of common stock, higher Payments on lease and other financing obligations and higher net distributions to noncontrolling interests, partially offset by net proceeds of $690 from the issuance of the 2029 Senior Notes in 2019.

Capital Expenditures

Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations, or related to projects at existing operations where those projects will materially benefit the operation, are considered non-sustaining or development capital. In addition, with the successful consummation of the Newmont Goldcorp transaction, the Company is focused on reprioritization of development projects in its pipeline to ensure that it executes on its capital priorities and provides long-term value to shareholders. The Company’s decision to reprioritize or abandon a development project could result in a future impairment charge.

For the years ended December 31, 2019, 2018 and 2017, we had Additions to property, plant and mine development as follows:

	2019			2018			2017
	Development	Sustaining		Development	Sustaining		Development	Sustaining
	Projects	Capital	Total	Projects	Capital	Total	Projects	Capital	Total
North America	$81	$295	$376	$—	$29	$29	$—	$33	$33
South America	173	124	297	118	80	198	81	75	156
Australia	61	185	246	32	150	182	49	165	214
Africa	123	123	246	224	80	304	138	69	207
Nevada	50	207	257	44	249	293	22	248	270
Corporate and other	11	21	32	1	12	13	—	10	10
Accrual basis	$499	$955	$1,454	$419	$600	$1,019	$290	$600	$890
Decrease (increase) in non-cash adjustments			9			13			(24)
Cash basis			$1,463			$1,032			$866

For the year ended December 31, 2019, development projects included Borden, Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides in South America; Tanami Expansion 2 in Australia; Ahafo North, Subika Underground and Ahafo Mill Expansion in Africa; and Goldrush Complex and Turquoise Ridge 3rd shaft in Nevada. For the year ended December 31, 2018, development projects included Quecher Main and the Merian crusher in South America; Tanami Expansion 2 in Australia; Ahafo North, Subika Underground and Ahafo Mill Expansion in Africa; and Twin Creeks Underground in Nevada. For the year ended December 31, 2017, development projects included the Merian crusher and Quecher Main in South America; Tanami Expansions in Australia; Subika Underground and Ahafo Mill Expansion in Africa; and Twin Creeks Underground and Long Canyon in Nevada.

For the years ended December 31, 2019, 2018 and 2017, sustaining capital included the following:

●	North America. Capital expenditures primarily related to surface and underground mine development, tailings facility construction, mining equipment and capitalized component purchases;

●	South America. Capital expenditures primarily related to capitalized component purchases, mining equipment, reserve drilling conversion, underground mine development, tailings facility construction and infrastructure improvements;
●	Australia. Capital expenditures primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities;
●	Africa. Capital expenditures primarily related to underground mine development, tailings facility construction, capitalized component purchases and tailings facility expansion; and
●	Nevada. Capital expenditures primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases.

During 2019, 2018 and 2017, $112, $117 and $77, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $23 at North America, $20 at South America, $51 at Australia, $11 at Africa and $7 at Nevada in 2019; $3 at North America, $13 at South America, $66 at Australia, $8 at Africa and $27 at Nevada in 2018 and, $1 at North America, $6 at South America, $44 at Australia, $5 at Africa and $21 at Nevada in 2017.

During 2019, 2018 and 2017, $43, $40 and $11, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the Quecher Main project at Yanacocha in South America and South Arturo in Nevada in 2019; the Quecher Main project at Yanacocha in South America and Globe Hill at CC&V in North America in 2018; and Globe Hill at CC&V in North America and the Goldstar pit at Carlin in Nevada in 2017.

Additionally, in 2019, we completed the Tanami Power project in Australia which included the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations. The gas pipeline and two on-site power stations qualify as finance leases with lease obligations of $189, of which $26 was current as of December 31, 2019. These leases qualified as build-to-suit leases with financing obligations under the build-to-suit arrangements of $210 and $14 as of December 31, 2018 and 2017, respectively, of which $24 and $- was current as of December 31, 2018 and 2017, respectively.

Refer to Note 5 to our Consolidated Financial Statements and Part II, Item 7 Non-GAAP Financial Measures All-In sustaining Costs for further information.

Debt and Corporate Revolving Credit Facilities

In September 2019, we completed a public offering of $700 unsecured Senior Notes due October 2029 (“2029 Notes”). Net proceeds from the 2029 Notes were $690. The proceeds from this issuance were primarily used to repay the outstanding balance on the 2019 Senior Notes of $626 on October 1, 2019.

On April 4, 2019, we entered into a $3,000 revolving credit facility (“New Credit Agreement”) with a syndicate of financial institutions that expires in April 2024. The New Credit Agreement provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of our senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. The New Credit Agreement replaces our existing credit agreement dated as of May 20, 2011, as amended and restated as of May 25, 2017 (“Existing Credit Agreement”). Outstanding letters of credit under the Existing Credit Agreement were transferred to the New Credit Agreement Debt covenants under the New Credit Agreement are substantially the same as the Existing Credit Agreement.

Upon closing of the Newmont Goldcorp transaction, we paid the outstanding principal balances of Goldcorp’s term loan of $400 and Goldcorp’s revolving credit facility of $850. Additionally, we completed a like-for-like exchange for most of the outstanding notes issued by Goldcorp (“Existing Goldcorp notes”), with an aggregate principal amount of $2,000, for new notes issued by Newmont (the “New Newmont notes”) and nominal cash consideration. The New Newmont notes, issued April 22, 2019, and the Existing Goldcorp notes that were not tendered for exchange, consist of $472 and $78 of 3.625% notes due June 9, 2021, $810 and $190 of 3.70% notes due March 15, 2023 and $444 and $6 of 5.45% notes due June 9, 2044, respectively. Pursuant to registration rights issued with the New Newmont notes, the Company filed Form S-4 on June 28, 2019, which was declared effective on July 9, 2019. The exchange for the registered notes was completed on August 9, 2019.

For further information, see Note 25 to our Consolidated Financial Statements.

Debt Covenants

Our senior notes and revolving credit facility contain various covenants and default provisions including payment defaults, limitation on liens, leases, sales and leaseback agreements and merger restrictions. Furthermore, our senior notes and corporate revolving credit facility contain covenants that include, limiting the sale of all or substantially all of our assets, certain change of control provisions and a negative pledge on certain assets.

The corporate revolving credit facility contains a financial ratio covenant requiring us to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.50% in addition to the covenants noted above.

At December 31, 2019 and 2018, we were in compliance with all debt covenants and provisions related to potential defaults.

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

Contractual Obligations

Our contractual obligations at December 31, 2019 are summarized as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Debt(1)	$9,881	$274	$3,226	$366	$6,015
Finance lease and other financing obligations	977	101	268	144	464
Remediation and reclamation liabilities (2)	4,797	173	533	332	3,759
Employee-related benefits (3)	1,315	434	212	139	530
Uncertain income tax liabilities and interest (4)	462	462	—	—	—
Operating leases	191	28	59	28	76
Minimum royalty payments (5)	790	78	245	132	335
Purchase obligations (6)	1,603	381	795	354	73
Other (7)	589	143	250	29	167
	$20,605	$2,074	$5,588	$1,524	$11,419
(1)	Debt includes principal of $6,166 and estimated interest payments of $3,715 on Senior Notes, assuming no early extinguishment.
(2)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these Reclamation and remediation liabilities are reflected here. For more information regarding reclamation and remediation liabilities, see Note 7 to the Consolidated Financial Statements.
(3)	Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2029 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.
(4)	We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments beyond 2020 due to uncertainties in the timing of the effective settlement of tax positions.
(5)	Minimum royalty payments are related to continuing operations and are presented net of recoverable amounts.
(6)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.
(7)	Other includes service contracts and other obligations not recorded in our Consolidated Financial Statements, as well as the Holt royalty obligation accrued in Other current liabilities and Other non-current liabilities and the Norte Abierto and Galore Creek deferred payment obligations accrued in Other non-current liabilities.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements of $1,924 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 32 to the Consolidated Financial Statements). At December 31, 2019, $60 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.

Environmental

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. At December 31, 2019 and 2018, $3,334 and $2,316, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $125 and $65, respectively, were classified as current liabilities. Included in our environmental liabilities as at December 31, 2019 is $882 relating to the Newmont Goldcorp transaction that closed on April 18, 2019. The formation of NGM resulted in a net decrease of $49 to our reclamation liabilities. Refer to Notes 3 and 4 to the Consolidated Financial Statements for further information on the Newmont Goldcorp transaction and the formation of NGM, respectively. As Newmont reached a definitive agreement for the sale of the Red Lake and Kalgoorlie assets, the related reclamation obligations were classified as held for sale as of December 31, 2019. Refer to Note 5 of our Consolidated Financial Statements for further information.

In addition, we are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Based upon our best estimate of our liability for these matters, $299 and $279 were accrued for such obligations at December 31, 2019 and 2018, respectively, of which $44 and $49, respectively, were classified as current liabilities. We spent $31, $39 and $44 during 2019, 2018, and 2017, respectively, for environmental obligations related to the former mining activities. Expenditures during 2019 primarily related to increased water management costs at Yanacocha, updated project costs estimates at Dawn, Mule Canyon and Northumberland sites, increased water management costs at the Con mine and higher reclamation and remediation costs from the Newmont Goldcorp transaction. Expenditures during 2018 relate primarily to project spending at the Midnite mine site and Dawn mill site in Washington State.

During the year ended 2019, 2018, and 2017, capital expenditures were approximately $65, $81, and $78, respectively, to comply with environmental regulations.

For more information on the Company’s reclamation and remediation liabilities, see Notes 7, 25 and 32 to the Consolidated Financial Statements.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. For a more detailed discussion of risks and other factors that might impact forward-looking statements and other important information about forward-looking statements, see the discussion in Forward-Looking Statements in Item 1, Business and Item 1A, Risk Factors.

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 13 to the Consolidated Financial Statements.

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

	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to Newmont stockholders	$2,805	$341	$(114)
Net income (loss) attributable to noncontrolling interests	79	39	5
Net loss (income) from discontinued operations (1)	72	(61)	38
Equity loss (income) of affiliates	(95)	33	16
Income and mining tax expense (benefit)	832	386	1,127
Depreciation and amortization	1,960	1,215	1,261
Interest expense, net	301	207	241
EBITDA	$5,954	$2,160	$2,574
Adjustments:
Gain on formation of Nevada Gold Mines (2)	$(2,390)	$—	$—
Goldcorp transaction and integration costs (3)	217	—	—
Change in fair value of investments (4)	(166)	50	—
Reclamation and remediation charges (5)	120	21	69
Loss (gain) on asset and investment sales (6)	(30)	(100)	(23)
Nevada JV transaction and integration costs (7)	30	—	—
Restructuring and other (8)	(8)	20	14
Impairment of long-lived assets (9)	5	369	14
Impairment of investments (10)	2	42	—
Emigrant leach pad write-down (11)	—	22	—
Acquisition cost adjustments (12)	—	—	2
Adjusted EBITDA	$3,734	$2,584	$2,650
(1)	For additional information regarding our discontinued operations, see Note 13 to our Consolidated Financial Statements.
(2)	Gain on formation of Nevada Gold Mines represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed. For additional information regarding NGM, see Note 4 to our Consolidated Financial Statements.
(3)	Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction during 2019.
(4)	Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental Gold Inc. For additional information regarding our investment in Continental, see Note 20 to our Consolidated Financial Statements.
(5)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former historic mining operations. The 2019 charges include updated water management costs for operations no longer in production at the Yanacocha mine, updated project cost estimates at the Mule Canyon and Northumberland mine sites and a review of the project cost estimates at the Midnite and Dawn remediation site, as well as increased water management costs at the Con mine. The 2018 charges include adjustments at the Idarado, Lone Tree and Rain remediation and closure sites. The 2017 charges include adjustments at the

Rain, Midnite, Resurrection and San Luis remediation and closure sites in December 2017. For additional information regarding reclamation and remediation charges, see Note 7 to our Consolidated Financial Statements.
(6)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain on the sale of exploration land in 2019, a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in 2018 and a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Star Diamond Corporation (“Star Diamond”), formerly known as Shore Gold Inc. (“Shore Gold”) in 2017.
(7)	Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(8)	Restructuring and other, net included in Other expense, net, primarily represents certain costs, unrelated to the Newmont Goldcorp transaction or the formation of NGM, associated with severance and employee-related benefits, and legal and other settlements of $12, $20, $14. Restructuring and other, net included in Other income, net, primarily represents net pension curtailment gains of ($20), $-, $-.
(9)	Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. Impairments include $366 related to long-lived assets in Nevada in 2018. See Note 8 to our Consolidated Financial Statements for further information.
(10)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(11)	The Emigrant leach pad write-down, included in Costs applicable to sales, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life in 2018.
(12)	Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in June 2009.

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

	Years Ended December 31,
	2019	2018	2017
Equity income (loss) of affiliates (1)	$95	$(33)	$(16)
Equity income (loss) of affiliates, excluding Pueblo Viejo (1)	(29)	(33)	(16)
Equity income (loss) of affiliates, Pueblo Viejo (1)	124	—	—
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax benefit (expense)	69	—	—
Depreciation and amortization	52	—	—
Interest expense, net	—	—	—
Pueblo Viejo EBITDA	$245	$—	$—
(1)	See Note 12 to the Consolidated Financial Statements.

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

	Year Ended December 31, 2019
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$2,805	$3.82	$3.81
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	72	0.10	0.10
Net income (loss) attributable to Newmont stockholders from continuing operations	2,877	3.92	3.91
Gain on formation of Nevada Gold Mines (3)	(2,390)	(3.25)	(3.24)
Goldcorp transaction and integration costs (4)	217	0.29	0.29
Change in fair value of investments (5)	(166)	(0.23)	(0.23)
Reclamation and remediation charges, net (6)	99	0.13	0.13
Nevada JV transaction and integration costs (7)	30	0.04	0.04
Loss (gain) on asset and investment sales, net (8)	(28)	(0.04)	(0.04)
Restructuring and other, net (9)	(9)	(0.01)	(0.01)
Impairment of long-lived assets, net (10)	4	—	—
Impairment of investments (11)	2	—	—
Tax effect of adjustments (12)	418	0.57	0.57
Valuation allowance and other tax adjustments, net (13)	(84)	(0.10)	(0.10)
Adjusted net income (loss)	$970	$1.32	$1.32

Weighted average common shares (millions): (14)		735	737
(1)	Per share measures may not recalculate due to rounding.
(2)	For additional information regarding our discontinued operations, see Note 13 to our Consolidated Financial Statements.
(3)	Gain on formation of Nevada Gold Mines represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed. For additional information regarding NGM, see Note 4 to our Consolidated Financial Statements.
(4)	Goldcorp transaction and integration costs, included in Other expense, net, represents costs incurred related to the Newmont Goldcorp transaction during 2019.
(5)	Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental Gold Inc. For additional information regarding our investment in Continental, see Note 20 to our Consolidated Financial Statements.
(6)	Reclamation and remediation charges, net, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations, including adjustments related to updated water management costs for operations no longer in production at the Yanacocha mine, updated project cost estimates at the Mule Canyon and Northumberland mine sites and a review of the project cost estimates at the Midnite and Dawn remediation site, as well as increased water management costs at the Con mine. Amount is presented net of income (loss) attributable to noncontrolling interests of $(21). For additional information regarding reclamation and remediation charges, see Note 7 to our Consolidated Financial Statements.
(7)	Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(8)	Loss (gain) on asset and investment sales, net, included in Other income, net, primarily represents a gain on the sale of exploration land. Amount is presented net of income (loss) attributable to noncontrolling interests of $2.
(9)	Restructuring and other, net, included in Other expense, net, primarily represents certain costs, unrelated to the Newmont Goldcorp transaction or the formation of NGM, associated with severance and employee-related benefits, and legal and other settlements of $12. Restructuring and other, net included in Other income, net, primarily represents net pension curtailment gains of ($20). Amount is presented net of income (loss) attributable to noncontrolling interests of $(1).
(10)	Impairment of long-lived assets, net, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. Amount is presented net of income (loss) attributable to noncontrolling interests of $(1).
(11)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(12)	The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (11), as described above, and are calculated using the applicable regional tax rate.
(13)	Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment is due to a net increase or (decrease) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $(262), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(95), the effects related to the amendment of the 2014 U.S. federal income tax return and related carrybacks of $150, additions to the reserve for uncertain tax positions of $70, the expiration of U.S. capital loss carryovers of $34, and other tax adjustments of $28. Amounts is presented net of income (loss) attributable to noncontrolling interests of $(9).
(14)	Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Year Ended December 31, 2018
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$341	$0.64	$0.64
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(61)	(0.11)	(0.11)
Net income (loss) attributable to Newmont stockholders from continuing operations	280	0.53	0.53
Impairment of long-lived assets (3)	369	0.69	0.69
Loss (gain) on asset and investment sales (4)	(100)	(0.19)	(0.19)
Change in fair value of investments (5)	50	0.09	0.09
Impairment of investments (6)	42	0.08	0.07
Emigrant leach pad write-down (7)	29	0.05	0.05
Reclamation and remediation charges (8)	21	0.04	0.04
Restructuring and other, net (9)	16	0.03	0.03
Tax effect of adjustments (10)	(99)	(0.18)	(0.18)
Re-measurement due to the Tax Cuts and Jobs Act (11)	(14)	(0.03)	(0.03)
Tax restructuring related to the Tax Cuts and Jobs Act (12)	(34)	(0.06)	(0.06)
Valuation allowance and other tax adjustments, net (13)	158	0.30	0.30
Adjusted net income (loss)	$718	$1.35	$1.34

Weighted average common shares (millions): (14)		533	535
(1)	Per share measures may not recalculate due to rounding.
(2)	For additional information regarding our discontinued operations, see Note 13 to our Consolidated Financial Statements.
(3)	Impairment of long-lived assets, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. The amount includes $366 related to long-lived assets in Nevada in 2018. See Note 8 to our Consolidated Financial Statements for further information.
(4)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix.
(5)	Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental Gold Inc.
(6)	Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(7)	The Emigrant leach pad write-down, included in Costs applicable to sales and Depreciation and amortization, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life.
(8)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former mining operations, including adjustments at the Idarado, Lone Tree and Rain remediation and closure sites.
(9)	Restructuring and other, net, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements. Amount is presented net of income (loss) attributable to noncontrolling interests of $(4).
(10)	The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)	Re-measurement due to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents the re-measurement of our U.S. deferred tax assets and liabilities from 35% to the reduced tax rate of 21%. Amount reflects the final adjustments to the provisional re-measurement expense.
(12)	Tax restructuring related to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents changes resulting from restructuring our holding of non-U.S. operations for U.S. federal income tax purposes. Amount reflects the final adjustments to the provisional restructuring charge.
(13)	Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), predominantly represent adjustments to remove the impact of our valuation allowances for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. We believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. The adjustments during 2018 are due to an increase to the valuation allowance on U.S. net operating losses, credit carryovers, and other U.S. deferred tax assets of $191, other tax adjustments of $(3), and a decrease to the valuation allowance on U.S. capital losses of $(15). Amount is presented net of income (loss) attributable to noncontrolling interests of $(15).
(14)	Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Year Ended December 31, 2017
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$(114)	$(0.21)	$(0.21)
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	38	0.07	0.07
Net income (loss) attributable to Newmont stockholders from continuing operations	(76)	(0.14)	(0.14)
Reclamation and remediation charges (3)	69	0.13	0.13
Loss (gain) on asset and investment sales (4)	(23)	(0.04)	(0.04)
Impairment of long-lived assets, net (5)	13	0.01	0.01
Restructuring and other, net (6)	9	0.01	0.01
Acquisition cost adjustments (7)	2	—	—
Tax effect of adjustments (8)	(24)	(0.04)	(0.04)
Adjustment to equity method investment (9)	7	0.01	0.01
Re-measurement due to the Tax Cuts and Jobs Act (10)	312	0.59	0.59
Tax restructuring related to the Tax Cuts and Jobs Act (11)	394	0.74	0.74
Valuation allowance and other tax adjustments, net (12)	91	0.18	0.18
Adjusted net income (loss)	$774	$1.45	$1.45

Weighted average common shares (millions): (13)		533	535
(1)	Per share measures may not recalculate due to rounding.
(2)	For additional information regarding our discontinued operations, see Note 13 to our Consolidated Financial Statements.
(3)	Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former historic mining operations, including adjustments at the Rain, Midnite, Resurrection and San Luis remediation and closure sites.
(4)	Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of our interest in the Fort á la Corne joint venture for equity ownership in Star Diamond, formerly known as Shore Gold.
(5)	Impairment of long-lived assets, net, included in Impairment of long-lived assets, represents non-cash write-downs of long-lived assets. Amount is presented net of income (loss) attributable to noncontrolling interests of $(1).
(6)	Restructuring and other, net, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements. Amount is presented net of income (loss) attributable to noncontrolling interests of $(5).
(7)	Acquisition cost adjustments, included in Other expense, net, represent net adjustments to the contingent consideration and related liabilities associated with the acquisition of the final 33.33% interest in Boddington in 2009.
(8)	The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (7), as described above, and are calculated using the applicable regional tax rate.
(9)	Adjustment to equity method investment, included in Equity income (loss) of affiliates and presented net of tax expense (benefit) of $(3), represents non-cash write-downs of long-lived assets recorded at Minera La Zanja S.R.L. (“La Zanja”).
(10)	Re-measurement due to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents the re-measurement of our U.S. deferred tax assets and liabilities from 35% to the reduced tax rate of 21%. The amount includes the provisional adjustments of $352 and $8 for changes in executive compensation deductions, partially offset by the release of a valuation allowance on alternative minimum tax credits of $48.
(11)	Tax restructuring related to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents changes resulting from restructuring our holding of non-U.S. operations for U.S. federal income tax purposes.
(12)	Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), predominantly represent adjustments to remove the impact of our valuation allowances for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. We believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. The adjustments during 2017 are due to an increase to the valuation allowance on credit carryovers of $94, a decrease to the valuation allowance carried on the deferred tax asset for investments of $10 and other tax adjustments of $7.
(13)	Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

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

	Years Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$2,866	$1,827	$2,124
Less: Net cash used in (provided by) operating activities of discontinued operations	10	10	15
Net cash provided by (used in) operating activities of continuing operations	2,876	1,837	2,139
Less: Additions to property, plant and mine development	(1,463)	(1,032)	(866)
Free Cash Flow	$1,413	$805	$1,273

Net cash provided by (used in) investing activities (1)	$(1,226)	$(1,177)	$(946)
Net cash provided by (used in) financing activities	$(2,777)	$(455)	$(668)
(1)	Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			GEO (2)
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Costs applicable to sales (3)	$4,663	$3,906	$3,899	$532	$187	$163
Gold/GEO sold (thousand ounces) (4)	6,465	5,516	5,632	621	238	208
Costs applicable to sales per ounce (5)	$721	$708	$692	$858	$782	$784
(1)	Includes by-product credits of $91, $50 and $51 in 2019, 2018 and 2017, respectively.
(2)	Includes by-product credits of $3, $3 and $4 in 2019, 2018 and 2017, respectively.
(3)	Excludes Depreciation and amortization and Reclamation and remediation.
(4)	Gold equivalent ounces are calculated as pounds or ounces sold multiplied by the ratio of the other metals price to the gold price using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019, Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing for 2018 and Gold ($1,200/oz.) and Copper ($2.25/lb.) pricing for 2017.
(5)	Per ounce measures may not recalculate due to rounding.

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

All-in sustaining cost (“AISC”) amounts are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently as a result of differences in the underlying accounting principles, policies applied and in accounting frameworks such as in International Financial Reporting Standards (“IFRS”), or by reflecting the benefit from selling non-gold metals as a reduction to AISC. Differences may also arise related to definitional differences of sustaining versus development (e.g. non-sustaining) activities based upon each company’s internal policies.

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

Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. Sustaining finance lease payments are included beginning in 2019 in connection with the adoption of ASC 842. Refer to Note 2 in the Consolidated Financial Statements for further details. We determined development (e.g. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.

			Advanced
			Projects,
			Research and			Treatment	Sustaining			All-In
	Costs		Development	General	Other	and	Capital and	All-In		Sustaining
Years Ended	Applicable	Reclamation	and	and	Expense,	Refining	Finance Lease	Sustaining	Ounces (000)	Costs per
December 31, 2019	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Payments (7)(8)	Costs	Sold	oz. (9)
Gold
CC&V	$290	$4	$6	$1	$3	$—	$38	$342	319	$1,071
Red Lake	136	2	7	—	—	—	29	174	112	1,570
Musselwhite	13	2	6	—	—	—	25	46	6	8,174
Porcupine	185	2	4	—	—	—	30	221	235	935
Éléonore	214	1	4	—	—	1	47	267	264	1,013
Peñasquito	116	2	—	—	—	2	39	159	144	1,100
Other North America	—	—	1	63	1	—	8	73	—	—
North America	954	13	28	64	4	3	216	1,282	1,080	1,187

Yanacocha	400	54	10	2	8	—	33	507	529	959
Merian	297	4	4	2	—	—	56	363	526	689
Cerro Negro	210	2	13	1	1	—	35	262	349	753
Other South America	—	—	—	11	—	—	—	11	—	—
South America	907	60	27	16	9	—	124	1,143	1,404	814

Boddington	575	11	3	—	—	14	66	669	710	942
Tanami	266	2	9	—	—	—	82	359	500	717
Kalgoorlie	216	4	3	—	—	—	31	254	228	1,114
Other Australia	—	—	4	10	1	—	9	24	—	—
Australia	1,057	17	19	10	1	14	188	1,306	1,438	908

Ahafo	393	5	20	—	1	—	98	517	630	820
Akyem	235	32	3	—	4	—	28	302	421	718
Other Africa	—	—	2	9	1	—	—	12	—	—
Africa	628	37	25	9	6	—	126	831	1,051	791

Nevada Gold Mines	494	6	12	5	5	5	97	624	693	901
Carlin	358	3	9	3	1	—	64	438	408	1,076
Phoenix	116	3	—	1	—	7	10	137	118	1,149
Twin Creeks	113	1	3	1	—	—	23	141	177	800
Long Canyon	36	1	—	1	—	—	7	45	96	466
Other Nevada	—	—	6	—	—	—	4	10	—	—
Nevada	1,117	14	30	11	6	12	205	1,395	1,492	935

Corporate and Other	—	—	62	203	3	—	21	289	—	—
Total Gold	$4,663	$141	$191	$313	$29	$29	$880	$6,246	6,465	$966

Gold equivalent ounces - other metals (10)
Peñasquito	$387	$7	$3	$—	$7	$66	$116	$586	438	$1,339
Boddington	117	2	—	—	—	8	12	139	145	954
Phoenix	28	2	—	—	—	1	3	34	38	894
Total Gold Equivalent Ounces	$532	$11	$3	$—	$7	$75	$131	$759	621	$1,222

Consolidated	$5,195	$152	$194	$313	$36	$104	$1,011	$7,005

(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $94 and excludes co-product revenues of $691.
(3)	Includes stockpile and leach pad inventory adjustments of $12 at CC&V, $16 at Yanacocha, $19 at Boddington, $20 at Akyem, $10 at NGM, $33 at Carlin and $2 at Twin Creeks.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $85 and $67, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $53 and $142, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $7 at CC&V, $1 at Musselwhite, $10 at Porcupine, $4 at Éléonore, $3 at Peñasquito, $4 at Other North America, $14 at Yanacocha, $7 at Merian, $9 at Cerro Negro, $40 at Other South America, $3 at Tanami, $3 at Kalgoorlie, $20 at Other Australia, $13 at Ahafo, $11 at Akyem, $4 at Other Africa, $10 at NGM, $6 at Carlin, $1 at Phoenix, $2 at Twin Creeks, $12 at Long Canyon, $2 at Other Nevada and $35 at Corporate and Other, totaling $221 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for Newmont Goldcorp transaction and integration costs of $217, Nevada JV transaction implementation costs of $30, and restructuring and other costs of $12.
(7)	Includes sustaining capital expenditures of $295 for North America, $124 for South America, $185 for Australia, $123 for Africa, $207 for Nevada and $21 for Corporate and Other, totaling $955 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $508. The following are major development projects: Borden, Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion, Goldrush Complex and Turquoise Ridge 3rd shaft.
(8)	Includes finance lease payments for sustaining projects of $56 and excludes finance lease payments for development projects of $31.
(9)	Per ounce measures may not recalculate due to rounding.
(10)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In		Sustaining
Years Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	Ounces (000)	Costs per
December 31, 2018	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	Sold	oz. (8)
Gold
CC&V	$260	$3	$5	$2	$1	$—	$29	$300	357	$840
Other North America	—	—	—	—	—	—	—	—	—	—
North America	260	3	5	2	1	—	29	300	357	840

Yanacocha	425	47	5	2	—	—	26	505	522	967
Merian	275	2	4	1	1	—	54	337	538	627
Other South America	—	—	—	9	1	—	—	10	—	—
South America	700	49	9	12	2	—	80	852	1,060	804

Boddington	571	9	—	—	—	21	46	647	726	891
Tanami	297	2	17	—	1	—	68	385	505	763
Kalgoorlie	232	4	4	—	1	—	21	262	322	813
Other Australia	—	2	5	10	(5)	—	5	17	—	—
Australia	1,100	17	26	10	(3)	21	140	1,311	1,553	845

Ahafo	323	3	6	1	4	—	40	377	436	864
Akyem	227	22	1	1	2	—	40	293	415	705
Other Africa	—	—	2	6	—	—	—	8	—	—
Africa	550	25	9	8	6	—	80	678	851	794

Carlin	760	10	24	7	—	—	152	953	929	1,027
Phoenix	202	6	4	2	1	9	23	247	237	1,043
Twin Creeks	240	2	9	2	1	—	40	294	359	820
Long Canyon	72	2	—	1	—	—	11	86	170	505
Other Nevada	—	—	7	1	—	—	15	23	—	—
Nevada	1,274	20	44	13	2	9	241	1,603	1,695	928

Corporate and Other	—	—	63	199	1	—	12	275	—	—
Total Gold	$3,884	$114	$156	$244	$9	$30	$582	$5,019	5,516	$909

Gold equivalent ounces - other metals (9)
Boddington	$132	$2	$—	$—	$—	$12	$10	$156	173	$898
Phoenix	55	2	1	—	—	1	8	67	65	1,035
Total Gold Equivalent Ounces	$187	$4	$1	$—	$—	$13	$18	$223	238	$935

Consolidated	$4,071	$118	$157	$244	$9	$43	$600	$5,242
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $53 and excludes co-product revenues of $303.
(3)	Includes stockpile and leach pad inventory adjustments of $5 at CC&V, $39 at Yanacocha, $33 at Ahafo, $34 at Akyem, $92 at Carlin and $32 at Twin Creeks. Total stockpile and leach pad inventory adjustments at Carlin of $114 were adjusted above by $22 related to the write-down at Emigrant due to a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $60 and $58, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $44 and $59, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $5 at CC&V, $49 at Yanacocha, $9 at Merian, $34 at Other South America, $6 at Kalgoorlie, $7 at Other Australia, $11 at Ahafo, $12 at Akyem, $3 at Other Africa, $10 at Carlin, $3 at Twin Creeks, $23 at Long Canyon, $16 at Other Nevada and $5 at Corporate and Other, totaling $193 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for restructuring and other costs of $20.
(7)	Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $432. The following are major development projects during the period: Quecher Main, the Merian crusher, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion and Twin Creeks Underground.
(8)	Per ounce measures may not recalculate due to rounding.
(9)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing.

			Advanced
			Projects,
			Research and			Treatment				All-In
	Costs		Development	General	Other	and		All-In		Sustaining
Year Ended	Applicable	Reclamation	and	and	Expense,	Refining	Sustaining	Sustaining	Ounces (000)	Costs per
December 31, 2017	to Sales (1)(2)(3)	Costs (4)	Exploration(5)	Administrative	Net (6)	Costs	Capital (7)	Costs	Sold	oz. (8)
Gold
CC&V	$290	$3	$9	$1	$—	$1	$33	$337	466	$725
Other North America	—	—	—	—	—	—	—	—	—	—
North America	290	3	9	1	—	1	33	337	466	725

Yanacocha	504	64	4	4	4	—	38	618	537	1,150
Merian (9)	238	2	—	—	—	—	37	277	509	544
Other South America	—	—	3	12	—	—	—	15	—	—
South America	742	66	7	16	4	—	75	910	1,046	870

Boddington	562	9	2	—	—	21	66	660	787	838
Tanami	251	2	3	1	—	—	63	320	408	786
Kalgoorlie	234	3	3	—	—	1	19	260	363	717
Other Australia	—	—	2	10	(1)	—	4	15	—	—
Australia	1,047	14	10	11	(1)	22	152	1,255	1,558	806

Ahafo	268	6	6	1	3	—	43	327	350	933
Akyem	272	13	2	—	1	—	26	314	474	663
Other Africa	—	—	—	6	—	—	—	6	—	—
Africa	540	19	8	7	4	—	69	647	824	785

Carlin	810	6	17	3	—	—	174	1,010	976	1,035
Phoenix	182	5	4	1	1	9	17	219	212	1,035
Twin Creeks	229	3	6	2	1	—	38	279	376	741
Long Canyon	59	2	—	—	—	—	3	64	174	364
Other Nevada	—	—	14	—	1	—	9	24	—	—
Nevada	1,280	16	41	6	3	9	241	1,596	1,738	918

Corporate and Other	—	—	52	195	6	—	10	263	—	—
Total Gold	$3,899	$118	$127	$236	$16	$32	$580	$5,008	5,632	$890

Gold equivalent ounces - other metals (9)
Boddington	$108	$1	$—	$—	$—	$12	$13	$134	148	$900
Phoenix	55	2	1	1	—	1	7	67	60	1,112
Total Gold Equivalent Ounces	$163	$3	$1	$1	$—	$13	$20	$201	208	$961

Consolidated	$4,062	$121	$128	$237	$16	$45	$600	$5,209
(1)	Excludes Depreciation and amortization and Reclamation and remediation.
(2)	Includes by-product credits of $55 and excludes co-product revenues of $315.
(3)	Includes stockpile and leach pad inventory adjustments of $53 at Yanacocha, $22 at Ahafo, $28 at Akyem $65 at Carlin and $30 at Twin Creeks.
(4)	Reclamation costs include operating accretion and amortization of asset retirement costs of $80 and $41, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $17 and $95, respectively.
(5)	Advanced projects, research and development and Exploration excludes development expenditures of $1 at CC&V, $37 at Yanacocha, $14 at Merian, $40 at Other South America, $18 at Tanami, $6 at Kalgoorlie, $6 at Other Australia, $18 at Ahafo, $8 at Akyem, $6 at Other Africa, $1 at Carlin, $3 at Twin Creeks, $23 at Long Canyon, $12 at Other Nevada and $1 at Corporate and Other, totaling $194 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)	Other expense, net is adjusted for restructuring costs and other of $14 and acquisition cost adjustments of $2.
(7)	Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $266. The following are major development projects during the period: the Merian crusher, Quecher Main, Tanami Expansions, Subika Underground, Ahafo Mill Expansion, Twin Creeks Underground and Long Canyon.
(8)	Per ounce measures may not recalculate due to rounding.
(9)	Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.) and Copper ($2.25/lb.) pricing.

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.

Critical Accounting Estimates

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

Depreciation and amortization

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to amortize such costs over the estimated future lives of such facilities or equipment and their components. Facilities and equipment acquired as a part of a finance lease, build-to-suit or other financing arrangement are capitalized and recorded based on the contractual lease terms. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

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

We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumption in determining the stockpile net realizable value for each mine site at December 31, 2019 is a long-term gold price of $1,300 per ounce. Exclusive of NGM, a decrease of $100 per ounce in the long-term gold price assumption will not result in a material write-down to the carrying value of the stockpiles.

Other assumptions include future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors unique to each operation based on the life of mine plans, as well as long-term commodity prices and applicable U.S. dollar long-term exchange rates. If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of stockpiles. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

Refer to Note 22 of the Consolidated Financial Statements for further information regarding stockpiles.

Carrying value of ore on leach pads

Ore on leach pads represent ore that has been mined and placed on leach pads where a solution is applied to the surface of the heap to dissolve the gold or copper. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver or pound of copper on the leach pad.

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

Although the quantities of recoverable metal placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The significant assumption in determining the net realizable value for each mine site at December 31, 2019 is a long-term gold price of $1,300 per ounce. Exclusive of NGM, a decrease of $100 per ounce in the long-term gold price assumption will not result in a material write-down to the carrying value of the leach pads.

Other assumptions include future operating and capital costs, metal recoveries, production levels, proven and probable reserve quantities, engineering data and other factors unique to each operation based on the life of mine plans, as well as a long-term metal prices. If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on leach pads to net realizable value.

Refer to Note 22 of the Consolidated Financial Statements for further information regarding ore on leach pads.

Carrying value of long-lived assets, including goodwill

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

The significant assumption in determining the future cash flows for each mine site at December 31, 2019 is a long-term gold price of $1,300 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long lived assets of up to approximately $4,500 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.

Other assumptions include proven and probable mineral reserve estimates, value beyond proven and probable reserve estimates, the timing and cost to develop and produce the reserves, commodity-based and other input costs, future closure costs and discount rates unique to each operation, as well as a long-term metal prices and applicable U.S. dollar long-term exchange rates. Refer to Quantitative and Qualitative Disclosures.

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

Refer to Note 8 of the Consolidated Financial Statements for further information regarding impairments.

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

Refer to Note 7 of the Consolidated Financial Statements for further information regarding reclamation and remediation obligations.

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

Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

●	Earnings history;
●	Projected future financial and taxable income based upon existing reserves and long-term estimates of commodity prices;
●	The duration of statutory carry forward periods;
●	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;
●	Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and
●	The sensitivity of future forecasted results to commodity prices and other factors.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, a valuation allowance has been recorded in Peru. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

During 2019, the Company released net valuation allowance of $296 to tax expense. The acquisition of Goldcorp increased the Company’s valuation allowance on deferred tax assets by $521. The Company reclassified valuation allowance of $371 to assets held for sale. There were additional valuation allowance increases related to other components of the financial statements of $263.

For additional risk factors that could impact the Company’s ability to realize the deferred tax assets, see Note 2 to the Consolidated Financial Statements.

Business Combinations

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, we engage independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of reserve quantities and exploration potential, costs to produce and develop reserves, revenues, and operating expenses; (ii) long-term growth rates; (iii) appropriate discount rates; and (iv) expected future capital requirements (“income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (“market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (“cost valuation method”). The fair value of property, plant and mine development is estimated to include the fair value of asset retirement costs of related long-lived tangible assets. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined using the income and/or market valuation methods. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment loss recognized in the current period is not reversed in the future periods. We recognize our pro rata share of Goodwill and any subsequent goodwill impairment losses recorded by unincorporated joint ventures in which it has an undivided interest.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).

Metal Prices

Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar; inflation, deflation, or other general price instability and global mine production levels. Changes in the market price of copper, silver, lead and zinc also affect our profitability and cash flow. These metals are traded on established international exchanges and prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2019 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,481 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.67 and $3.00 per pound, respectively, a short-term and long-term silver price of $17.32 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.93 and $1.10 per pound, respectively, a short-term and long-term zinc price of $1.08 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.68 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.76 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.02 and $0.02, respectively.

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

Foreign Currency

Changes in the foreign currency exchange rates in relation to the U.S. dollar may affect our profitability and cash flow. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. In addition to our operations in the United States, we have significant operations and/or assets in Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. All of our operations sell their metal production based on U.S. dollar gold, copper, silver, lead and zinc prices. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins and Costs applicable to sales per ounce/pound to the extent costs are paid in local currency at foreign operations. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past; however, if a sustained weakening of the U.S. dollar in relation to other foreign currencies that impact our cost structure, were not mitigated by offsetting increases in the U.S. dollar gold price or by other factors, profitability, cash flows and/or the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors including the length of time of any such weakening of the U.S. dollar, and management’s long-term view of the applicable exchange rate. Future reductions of proven and probable reserves could result in reduced gold, copper, silver, lead or zinc sales and increased Depreciation and amortization and, depending on the level of reduction, could also result in impairments of Property, plant and mine development; mineral interests.

Commodity Price Exposure

Our provisional metal sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the respective metal concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

At December 31, 2019, Newmont had gold sales of 136,000 ounces priced at an average of $1,518 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The LBMA closing settlement price at the end of 2019 for gold was $1,515 per ounce.

At December 31, 2019, Newmont had copper sales of 15 million pounds priced at an average of $2.80 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at the end of 2019 for copper was $2.79 per pound.

At December 31, 2019, Newmont had silver sales of 5 million ounces priced at an average of $17.91 per ounce, subject to final pricing over the next several months. Each $0.50 change in the price for provisionally priced silver sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The LBMA closing settlement price at the end of 2019 for silver was $18.05 per ounce.

At December 31, 2019, Newmont had lead sales of 40 million pounds priced at an average of $0.88 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced lead sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at the end of 2019 for lead was $0.87 per pound.

At December 31, 2019, Newmont had zinc sales of 51 million pounds priced at an average of $1.05 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced zinc sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at the end of 2019 for zinc was $1.04 per pound.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newmont Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmont Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, the related notes and the financial statement schedule in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and, for 2019, the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2019 financial statements of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, which represented 20% of the Company’s total assets at December 31, 2019, 10% of revenues and 7% of net income for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nevada Gold Mines LLC for 2019, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 20, 2020 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination

Description of the Matter

As discussed in Note 3 to the financial statements, the Company completed its acquisition of Goldcorp Inc. for total consideration of $9.456 billion during 2019. The transaction was accounted for as a business combination.

Auditing management’s accounting for the business combination was challenging due to the significant judgment and estimation required by management to determine the provisional fair values of property, plant, and mineral interests. The significant estimation was primarily due to the complexity of the valuation model prepared by management to measure the fair value, and the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions used to estimate the fair value of mineral interests included long-term metal price assumptions, estimated quantities of ore reserves and mineral resources, and the weighted average cost of capital. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the business combination and valuation of the acquired assets. For example, we tested controls over management’s valuation of acquired property, plant, and mine development and mineral interests, including the review of the valuation model and underlying assumptions used to develop such estimates.

Our audit procedures included, among others, evaluating the Company's valuation methodology, significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the selection and application of the valuation methodology used by the Company and significant assumptions included in the fair value estimates. We assessed the estimated quantities of ore reserves and mineral resources by comparing to information compiled by qualified persons and evaluated extraction and production of those quantities compared to historical performance. We compared the long-term metal prices to publicly available data for comparable entities and consensus market views of future trends. We examined the inputs to the weighted average cost of capital assumptions.  We also performed sensitivity analyses of the significant assumptions within the valuation models by varying key assumptions within an observable range.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado

February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of Nevada Gold Mines LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated balance sheet of Nevada Gold Mines LLC and its subsidiaries (together, the Joint Venture) as of December 31, 2019 and the related consolidated statements of operations and comprehensive income, changes in members’ equity and cash flows for the period from inception April 11, 2019 to December 31, 2019, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). We also have audited the Joint Venture’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2019, the results of its operations and its cash flows for the period from inception April 11, 2019 to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Joint Venture maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Joint Venture’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (not presented herein). Our responsibility is to express opinions on the Joint Venture’s consolidated financial statements and on the Joint Venture’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Joint Venture in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Board of Managers (acting in a role equivalent to the audit committee) and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of fair value of the contributed operations and property, plant and mine development acquired on inception

As described in Note 3 to the consolidated financial statements (not presented herein), Barrick Gold Corporation (Barrick) and Newmont Corporation (Newmont) entered into an implementation agreement and established a joint venture which combined their respective mining operations, assets and reserves in Nevada, USA. On July 1, 2019, Barrick and Newmont contributed operations in exchange for an economic interest in the Joint Venture equal to 61.5% and 38.5%, respectively. The contributed operations were fair valued at a net $19 billion (at 100%) and recorded as a capital contribution and the net assets contributed were also fair valued which included property, plant and mine development of $18.3 billion (at 100%). The difference between the fair value of the operations contributed and the net assets contributed was recorded as goodwill of $696 million (at 100%). Mineral interests represented a significant portion of property, plant and mine development. As disclosed by management, the fair value of the contributed operations and mineral interests was determined based on income and cost valuation methods. Management applied significant judgment in determining the fair value of the contributed operations and mineral interests, including the use of significant assumptions with respect to future gold prices, estimated quantities of ore reserves and mineral resources (including expected conversions of mineralized material to proven and probable reserves), expected future production costs, capital expenditures and discount rates. Estimated quantities of ore reserves and mineral resources are based on information compiled by qualified persons (management’s specialists).

The principal considerations, for our determination that performing procedures relating to the determination of fair value of the contributed operations and property, plant and mine development acquired on inception is a critical audit matter, are (i) there was significant judgment by management in determining the fair value of the contributed operations and mineral interests acquired on inception including the future gold prices, estimated quantities of ore reserves and mineral resources (including expected conversions of mineralized material to proven and probable reserves), expected future production costs, capital expenditures and discount rates, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence over management’s determination of fair value of the contributed operations and mineral interests, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the valuation of the contributed operations and mineral interests, including controls over the development of the significant assumptions used in the valuation of the contributed operations and mineral interests. These procedures also included, among others, testing management’s process for determining the fair value of the contributed operations and mineral interests, including evaluating the appropriateness of the valuation methods, testing the completeness, accuracy and relevance of data used to determine the fair value and evaluating the reasonableness of the significant assumptions used by management. These assumptions include future gold prices, estimated quantities of ore reserves and mineral resources (including expected conversions of mineralized material to proven and probable reserves), expected future production costs, capital expenditures and discount rates applied. Evaluating the reasonableness of the future gold price assumptions involved comparing those prices to external benchmarking data. Evaluating the reasonableness of expected future production costs and capital expenditures was done by comparing the costs and capital expenditures to actual production costs and capital expenditures and were consistent with evidence obtained in other areas of the audit. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the ore reserves and mineral resources estimates including the expected conversions of mineralized material to proven and probable reserves. As a basis for this work, the management’s specialists’ qualifications and objectivity were understood as well as their methods and assumptions. The procedures performed included tests of the data used by the management’s specialists and evaluation of their findings. Professionals with specialized skill and knowledge assisted in evaluating the reasonableness of discount rates.

“/s/PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, Canada

February 20, 2020

We have served as the Joint Venture's auditor since 2019.

NEWMONT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(in millions, except per share)
Sales (Note 6)	$9,740	$7,253	$7,379

Costs and expenses:
Costs applicable to sales (1)	5,195	4,093	4,062
Depreciation and amortization	1,960	1,215	1,261
Reclamation and remediation (Note 7)	280	163	192
Exploration	265	197	179
Advanced projects, research and development	150	153	143
General and administrative	313	244	237
Impairment of long-lived assets (Note 8)	5	369	14
Other expense, net (Note 9)	295	29	32
	8,463	6,463	6,120
Other income (expense):
Gain on formation of Nevada Gold Mines (Note 4)	2,390	—	—
Other income, net (Note 10)	327	155	54
Interest expense, net of capitalized interest of $26, $37 and $22, respectively	(301)	(207)	(241)
	2,416	(52)	(187)
Income (loss) before income and mining tax and other items	3,693	738	1,072
Income and mining tax benefit (expense) (Note 11)	(832)	(386)	(1,127)
Equity income (loss) of affiliates (Note 12)	95	(33)	(16)
Net income (loss) from continuing operations	2,956	319	(71)
Net income (loss) from discontinued operations (Note 13)	(72)	61	(38)
Net income (loss)	2,884	380	(109)
Net loss (income) attributable to noncontrolling interests (Note 14)	(79)	(39)	(5)
Net income (loss) attributable to Newmont stockholders	$2,805	$341	$(114)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$2,877	$280	$(76)
Discontinued operations	(72)	61	(38)
	$2,805	$341	$(114)
Net income (loss) per common share (Note 15):
Basic:
Continuing operations	$3.92	$0.53	$(0.14)
Discontinued operations	(0.10)	0.11	(0.07)
	$3.82	$0.64	$(0.21)
Diluted:
Continuing operations	$3.91	$0.53	$(0.14)
Discontinued operations	(0.10)	0.11	(0.07)
	$3.81	$0.64	$(0.21)
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net income (loss)	$2,884	$380	$(109)
Other comprehensive income (loss):
Change in marketable securities, net of tax of $-, $-, and $-, respectively	5	1	(15)
Foreign currency translation adjustments	1	(12)	12
Change in pension and other post-retirement benefits, net of tax of $-, $2, and $(8), respectively	(19)	(9)	15
Change in fair value of cash flow hedge instruments, net of tax of $(2), $(4) and $(15), respectively	32	9	30
Other comprehensive income (loss)	19	(11)	42
Comprehensive income (loss)	$2,903	$369	$(67)

Comprehensive income (loss) attributable to:
Newmont stockholders	$2,824	$330	$(72)
Noncontrolling interests	79	39	5
	$2,903	$369	$(67)

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Operating activities:
Net income (loss)	$2,884	$380	$(109)
Adjustments:
Depreciation and amortization	1,960	1,215	1,261
Stock-based compensation (Note 17)	97	76	70
Reclamation and remediation	258	146	180
Loss (income) from discontinued operations (Note 13)	72	(61)	38
Deferred income taxes (Note 11)	334	150	797
Impairment of long-lived assets (Note 8)	5	369	14
Change in fair value of investments (Note 10)	(166)	50	—
Gain on formation of Nevada Gold Mines (Note 4)	(2,390)	—	—
Write-downs of inventory and stockpiles and ore on leach pads	130	271	212
Other operating adjustments	1	(16)	68
Net change in operating assets and liabilities (Note 29)	(309)	(743)	(392)
Net cash provided by (used in) operating activities of continuing operations	2,876	1,837	2,139
Net cash provided by (used in) operating activities of discontinued operations (Note 13)	(10)	(10)	(15)
Net cash provided by (used in) operating activities	2,866	1,827	2,124

Investing activities:
Additions to property, plant and mine development	(1,463)	(1,032)	(866)
Return of investment from equity method investees	132	—	—
Acquisitions, net (1)	127	(140)	—
Purchases of investments	(112)	(39)	(130)
Proceeds from sales of investments	67	18	35
Proceeds from sales of other assets	30	24	5
Other	(7)	(8)	10
Net cash provided by (used in) investing activities	(1,226)	(1,177)	$(946)

Financing activities:
Repayment of debt	(1,876)	—	(379)
Dividends paid to common stockholders	(889)	(301)	(134)
Proceeds from issuance of debt, net	690	—	—
Repurchases of common stock	(479)	(98)	—
Distributions to noncontrolling interests	(186)	(160)	(178)
Funding from noncontrolling interests	93	100	94
Payments on lease and other financing obligations	(55)	(4)	(5)
Payments for withholding of employee taxes related to stock-based compensation	(50)	(40)	(14)
Proceeds from sale of noncontrolling interests	—	48	—
Acquisition of noncontrolling interests	—	—	(48)
Other	(25)	—	(4)
Net cash provided by (used in) financing activities	(2,777)	(455)	(668)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(4)	6
Net change in cash, cash equivalents and restricted cash	(1,140)	191	516
Cash, cash equivalents and restricted cash at beginning of period	3,489	3,298	2,782
Cash, cash equivalents and restricted cash at end of period	$2,349	$3,489	$3,298

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,243	$3,397	$3,259
Restricted cash included in Other current assets	2	1	1
Restricted cash included in Other non-current assets	104	91	38
Total cash, cash equivalents and restricted cash	$2,349	$3,489	$3,298
(1)	Acquisitions, net for 2019 is comprised of $117 cash and cash equivalents acquired, $21 restricted cash acquired, net of $17 cash paid in the Newmont Goldcorp transaction and $6 of restricted cash acquired in the formation of Nevada Gold Mines. For 2018, Acquisitions, net is comprised of mineral interest acquisitions, primarily Galore Creek.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2019	2018
	(in millions)
ASSETS
Cash and cash equivalents	$2,243	$3,397
Trade receivables (Note 6)	373	254
Investments (Note 20)	237	48
Inventories (Note 21)	1,014	630
Stockpiles and ore on leach pads (Note 22)	812	697
Other current assets	570	251
Current assets held for sale (Note 5)	1,023	—
Current assets	6,272	5,277
Property, plant and mine development, net (Note 23)	25,276	12,258
Investments (Note 20)	3,199	271
Stockpiles and ore on leach pads (Note 22)	1,484	1,866
Deferred income tax assets (Note 11)	549	401
Goodwill (Note 24)	2,674	58
Other non-current assets	520	584
Total assets	$39,974	$20,715

LIABILITIES
Accounts payable	$539	$303
Employee-related benefits (Note 16)	361	305
Income and mining taxes payable	162	71
Lease and other financing obligations (Note 26)	100	27
Debt (Note 25)	—	626
Other current liabilities (Note 27)	880	455
Current liabilities held for sale (Note 5)	343	—
Current liabilities	2,385	1,787
Debt (Note 25)	6,138	3,418
Lease and other financing obligations (Note 26)	596	190
Reclamation and remediation liabilities (Note 7)	3,464	2,481
Deferred income tax liabilities (Note 11)	2,407	612
Employee-related benefits (Note 16)	448	401
Silver streaming agreement (Note 6)	1,058	—
Other non-current liabilities (Note 27)	1,061	314
Total liabilities	17,557	9,203

Contingently redeemable noncontrolling interest (Note 14)	47	47

EQUITY
Common stock - $1.60 par value;	1,298	855
Authorized - 1,280 million and 750 million shares, respectively
Outstanding shares - 808 million and 533 million shares, respectively
Treasury shares - 3 million and 2 million shares, respectively	(120)	(70)
Additional paid-in capital	18,216	9,618
Accumulated other comprehensive income (loss) (Note 28)	(265)	(284)
Retained earnings (accumulated deficit)	2,291	383
Newmont stockholders' equity	21,420	10,502
Noncontrolling interests	950	963
Total equity	22,370	11,465
Total liabilities and equity	$39,974	$20,715

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Accumulated				Contingently
					Additional	Other				Redeemable
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Equity	Interest
	(in millions)
Balance at December 31, 2016	531	$850	—	$(16)	$9,505	$(334)	$658	$1,122	$11,785	$—
Net income (loss)	—	—	—	—	—	—	(114)	5	(109)	—
Other comprehensive income (loss)	—	—	—	—	—	42	—	—	42
Dividends declared (1)	—	—	—	—	—	—	(134)	—	(134)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(170)	(170)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	97	97	—
Acquisition of noncontrolling interests	—	—	—	—	22	—	—	(70)	(48)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(14)	—	—	—	—	(14)	—
Stock based awards and related share issuances	3	5	—	—	65	—	—	—	70	—
Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519	$—
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—	—
Cumulative-effect adjustment of adopting ASU No. 2018-02	—	—	—	—	—	(96)	96	—	—	—
Net income (loss)	—	—	—	—	—	—	341	40	381	(1)
Other comprehensive income (loss)	—	—	—	—	—	(11)	—	—	(11)	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	48
Dividends declared (1)	—	—	—	—	—	—	(301)	—	(301)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(160)	(160)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	99	99	—
Repurchase and retirement of common stock	(2)	(4)	—	—	(46)	—	(48)	—	(98)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(40)	—	—	—	—	(40)	—
Stock based awards and related share issuances	3	4	—	—	72	—	—	—	76	—
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	2,805	79	2,884	—
Other comprehensive income (loss)	—	—	—	—	—	19	—	—	19	—
Shares issued and other non-cash consideration for Goldcorp acquisition (2)	285	457	—	—	8,972	—	—	—	9,429	—
Dividends declared (1)	—	—	—	—	(205)	—	(690)	—	(895)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(187)	(187)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	95	95	—
Repurchase and retirement of common stock	(12)	(19)	—	—	(265)	—	(195)	—	(479)	—
Cancellation of shares due to the expiration of certain exchange rights	—	—	—	—	4	—	(3)	—	1	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(50)	—	—	—	—	(50)	—
Stock-based awards and related share issuances	3	5	—	—	92	—	—	—	97	—
Balance at December 31, 2019	811	$1,298	(3)	$(120)	$18,216	$(265)	$2,291	$950	$22,370	$47
(1)	Cash dividends declared per common share was $0.56, $0.56, and $0.25 for 2019, 2018, and 2017, respectively. Special dividends declared per common share was $0.88, $-, and $- for 2019, 2018, and 2017, respectively.
(2)	The shares issued and other non-cash consideration for Goldcorp acquisition includes the fair value of equity classified stock-based compensation awards allocated to purchase consideration of $6.

The accompanying notes are an integral part of these consolidated financial statements.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     THE COMPANY

Newmont Corporation, formerly Newmont Goldcorp Corporation and Newmont Mining Corporation, and its affiliates and subsidiaries (collectively, “Newmont,” “we,” “us” or the “Company”) predominantly operate in the mining industry, focused on the production of and exploration for gold and copper. The Company has significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, copper, silver, lead and zinc. The prices of gold, copper, silver, lead and zinc are affected by numerous factors beyond the Company’s control.

References to “C$” refer to Canadian currency.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for gold, but also for silver, lead, zinc and copper. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.

In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, political, environmental or regulatory requirements and management’s decision to reprioritize or abandon a development project can adversely affect the Company’s ability to recover its investment in certain assets and result in future impairment charges.

Minera Yanacocha S.R.L. (“Yanacocha”) includes the mining operations at Yanacocha and the Conga project in Peru. Under the current social and political environment, the Company does not anticipate being able to develop Conga for five or more years. As a result of the uncertainty surrounding the Conga project, the Company has allocated its development capital to other projects. Should the Company be unable to develop the Conga project, the Company may have to consider other alternatives for the project, which may result in a future impairment charge. The total assets at Conga as of December 31, 2019 and 2018 were $1,558 and $1,621 respectively.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of long-lived assets and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws; provisional amounts related to uncertain tax positions; valuation of assets acquired and liabilities assumed in a business combination; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from those amounts estimated in these financial statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Newmont Corporation, more-than-50%-owned subsidiaries that it controls and variable interest entities where it is the primary beneficiary. The Company also includes its pro rata share of assets, liabilities and operations for unincorporated joint ventures or for entities in which it has an undivided interest. All significant intercompany balances and transactions have been eliminated. Equity method accounting is applied for certain entities where the Company does not have control, but does have significant influence over the activities that most significantly impact the entities’ operations and financial performance. The functional currency for the majority of the Company’s operations is the U.S. dollar.

The Company follows the Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”).

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, the Company engages independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of reserve quantities and exploration potential, costs to produce and develop reserves, revenues, and operating expenses; (ii) long-term growth rates; (iii) appropriate discount rates; and (iv) expected future capital requirements (“income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (“market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (“cost valuation method”). The fair value of property, plant and mine development is estimated to include the fair value of asset retirement costs of related long-lived tangible assets. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustments arises.

Cash, Cash Equivalents and Restricted Cash

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

NEWMONT CORPORATION
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

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. The Company generally processes the highest ore grade material first to maximize metal production; however, a blend of metal stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Sulfide copper ores are subject to oxidation over time which can reduce expected future recoveries. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs incurred including applicable overhead and depreciation and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed. Stockpiles are recorded at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions, less estimated costs to complete production and bring the product to sale.

Ore on Leach Pads

Ore on leach pads represent ore that has been mined and placed on leach pads where a solution is applied to the surface of the heap to dissolve the gold or silver or extract the copper.

Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver or pound of copper on the leach pad.

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

In-process Inventory

In-process inventories represent material that is currently in the process of being converted to a saleable product. Conversion processes vary depending on the nature of the ore and the specific processing facility, but include mill in-circuit, flotation, leach and carbon-in-leach. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective processing plants. In-process inventories are valued at the lower of the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads, plus the in-process conversion costs, including

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

applicable amortization relating to the process facilities incurred to that point in the process or net realizable value.

Precious Metals Inventory

Precious metals inventories include gold doré and/or gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the lower of the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs or net realizable value.

Concentrate Inventory

Concentrate inventories represent gold, silver, lead, zinc and copper concentrate available for shipment or in transit for further processing when the sales process has not been completed. The Company values concentrate inventory at average cost, including an allocable portion of support costs and amortization. Costs are added and removed to the concentrate inventory based on metal in the concentrate and are valued at the lower of average cost or net realizable value.

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Property, Plant and Mine Development

Facilities and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. Facilities and equipment acquired as a part of a finance lease, build-to-suit or other financing arrangement are capitalized and recorded based on the contractual lease terms. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such capitalized costs over the estimated productive lives of such facilities. These estimated productive lives do not exceed the related estimated mine lives, which are based on proven and probable reserves.

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

NEWMONT CORPORATION
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

Underground development costs are capitalized as incurred. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Exploration or Advanced projects, research and development expense. Capitalization of mine development project costs that meet the definition of an asset begins once mineralization is classified as proven and probable reserves.

Mineral Interests

Mineral interests include acquired interests in production, development and exploration stage properties. Mineral interests are capitalized at their fair value at the acquisition date, either as an individual asset purchase or as part of a business combination. Mineral interests in the development and exploration stage are not amortized until the underlying property is converted to the production stage, at which point the mineral interests are amortized over the estimated recoverable proven and probable reserves.

The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves and are amortized using the units-of-production method based on the estimated ounces or pounds in proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) mineralized material within pits; mineralized material with insufficient drill spacing to qualify as proven and probable reserves; and mineralized material in close proximity to proven and probable reserves; (ii) around-mine exploration potential not immediately adjacent to existing reserves and mineralization, but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of current mineralized material and is comprised mainly of material outside of the immediate mine area; (iv) greenfield exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.

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

NEWMONT CORPORATION
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

Investments

Management classifies investments at the acquisition date and re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. The ability to exercise significant influence is typically presumed when the Company possesses 20% or more of the voting interests in the investee. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. In addition, the Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment. Equity method investments are included in Investments.

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

NEWMONT CORPORATION
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

Operating and finance lease right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Leases acquired in a business combination are also measured based on the present value of the remaining leases payments, as if the acquired lease were a new lease at the acquisition date. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Contingently Redeemable Noncontrolling Interest

Certain noncontrolling interests in consolidated entities meet the definition of redeemable financial instruments if the ability to redeem the interest is outside of the control of the consolidating entity. In such cases, these financial instruments are classified outside of permanent equity (referred to as temporary equity).

Treasury Stock

The Company records repurchases of common shares as Treasury stock at cost and records any subsequent retirements of treasury shares at cost. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained earnings and Additional paid-in capital using settlement-date accounting. The portion allocated to Additional paid-in capital is calculated on a pro rata basis of the shares to be retired and the total shares issued and outstanding as of the date of the retirement.

Revenue Recognition

Newmont generates revenue by selling gold, silver, lead, zinc and copper produced from its mining operations. Refer to Note 5 for further information regarding the Company’s operating segments.

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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

A portion of gold sold from certain sites is sold in the form of concentrate which includes copper, silver, lead and zinc. The Company’s Sales also come from the sale of silver, lead, zinc and copper. Sales from these metals are generally in the form of concentrate, which is sold to smelters for further treatment and refining.

Generally, if a metal expected to be mined represents more than 10 to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting is applied. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10 to 20% of the life of mine sales value, by-product accounting is applied. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Silver, lead and zinc are produced as co-products at Peñasquito. Copper is produced as a co-product at Boddington and was produced as a co-product at Phoenix until the formation of Nevada Gold Mines LLC (“NGM”) on July 1, 2019. Silver, lead, zinc and/or copper are produced as a by-product at all other Newmont sites.

Gold Sales from Doré Production

The Company recognizes revenue for gold from doré production when it satisfies the performance obligation of transferring gold inventory to the customer, which generally occurs upon transfer of gold bullion credits as this is the point at which the customer obtains the ability to direct the use and obtains substantially all of the remaining benefits of ownership of the asset.

The Company generally recognizes the sale of gold bullion credits at the prevailing market price when gold bullion credits are delivered to the customer. The transaction price is determined based on the agreed upon market price and the number of ounces delivered. Payment is due upon delivery of gold bullion credits to the customer’s account.

Sales from Concentrate Production

The Company recognizes revenue for gold, silver, lead, zinc and copper from concentrate production, net of treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This generally occurs as material passes over the vessel's rail at the port of loading based on the date from the bill of lading, as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the material and the customer has the risk of loss. Newmont has elected to account for shipping and handling costs for concentrate contracts as fulfillment activities and not as promised goods or services; therefore these activities are not considered separate performance obligations.

The Company generally sells metal concentrate based on the future monthly average market price for a future month, dependent on the relevant contract, following the month in which the delivery to the customer takes place. The amount of revenue recognized for concentrates is initially recorded on a provisional basis based on the forward prices for the estimated month of settlement and the Company’s estimated metal quantities based on assay data. The Company’s sales based on a provisional price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through Sales each period prior to final settlement. The Company also adjusts estimated metal quantities used in computing provisional sales using new information and assay data from the smelter as it is received (if any).

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

NEWMONT CORPORATION
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

Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. The Company looks to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date, recent pretax losses and/or expectations of future pretax losses. Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:

●	Earnings history;
●	Projected future financial and taxable income based upon existing reserves and long-term estimates of commodity prices;
●	The duration of statutory carry forward periods;

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

●	Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;
●	Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and
●	The sensitivity of future forecasted results to commodity prices and other factors.

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

Remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates may include ongoing care, maintenance and monitoring costs. Changes in remediation estimates are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value as cash flows are readily estimable. All other costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Foreign Currency

The functional currency for the majority of the Company’s operations is the U.S. dollar. Transaction gains and losses related to monetary assets and liabilities where the functional currency is the U.S. dollar are remeasured at current exchange rates and the resulting adjustments are included in Other income, net. The financial statements of our foreign entities with functional currencies other than the U.S. dollar are translated into U.S. dollars with the resulting adjustments charged or credited directly to Accumulated other comprehensive income (loss) in total equity. All assets and liabilities are translated into the U.S. dollar using exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The gains or losses on foreign currency rates on cash holdings in foreign currencies are included in Effect of exchange rate changes on cash, cash equivalents and restricted cash in the Company’s Consolidated Statements of Cash Flows.

Cash Flow Hedges

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

When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive income (loss) at the settlement date is deferred and reclassified to

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

earnings, when the originally designated hedged transaction impacts earnings, unless the underlying hedge transaction becomes probable of not occurring, at which time related amounts in Accumulated other comprehensive income (loss) are reclassified to earnings immediately.

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

Stock-Based Compensation

The Company records stock-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations over the requisite employee service period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) are based on the Newmont stock price on the date of grant. The fair value of performance leverage stock units (“PSUs”) is determined using a Monte Carlo simulation model. Stock-based compensation expense related to all awards, including awards with a market or performance condition that cliff vest, is generally recognized ratably over the requisite service period of the award on a straight-line basis. The Company recognizes forfeitures as they occur. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee retirement eligibility dates, the Company's performance and related tax impacts.

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

Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Under ASC 360, assets may be classified as held for sale even though discontinued operations classification is not met. Equity method investments, which are specifically scoped out of ASC 360, can only be classified as held for sale if discontinued operations classification is also achieved. The results of discontinued operations are reported in Net income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to the 2019 presentation.

NEWMONT CORPORATION
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

Ongoing accounting policy elections: The Company elected the short-term lease recognition exemption whereby ROU assets and lease liabilities are not recognized for leasing arrangements with terms less than one year. The Company elected the practical expedient to not separate lease and non-lease components for the majority of its underlying asset classes.

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

Fair Value Disclosure Requirements

In August 2018, ASU No. 2018-13 was issued to modify and enhance the disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company early adopted this guidance as of December 31, 2019. There were no material disclosure impacts as a result of the adoption.

Defined Benefit Plan Disclosure Requirements

In August 2018, ASU No. 2018-14 was issued to modify and enhance the required disclosures for defined benefit plans. This update is effective in fiscal years, including interim periods, ending after December 15, 2020, and early adoption is permitted. The Company early adopted the new guidance as of December 31, 2019, and has enhanced and modified certain required disclosures, which are not significant.

Recently Issued Accounting Pronouncements

Current Expected Credit Loss

In June 2016, ASU No. 2016-13 was issued which, together with subsequent amendments, changes how entities will record credit losses from an “incurred loss” approach to an “expected loss” approach. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company anticipates adopting the new

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

guidance as of January 1, 2020, using a modified retrospective approach. Historical financial statements will not be updated, however the new standard will be applied to all outstanding transactions. The total impact of adoption is anticipated to be immaterial, and is primarily related to new reserves being recognized on a loan to an equity method investee, which will be recorded to retained earnings. A discounted cash flow model was utilized to estimate the reserve amount. Inputs included published credit default spreads for the parent and other entities similar in nature to the equity investment.

Capitalization of Certain Cloud Computing Implementation Costs

In August 2018, ASU No. 2018-15 was issued which allows for the capitalization for certain implementation costs incurred in a cloud computing arrangement that is considered a service contract. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The Company anticipates adopting the new guidance as of January 1, 2020, and does not expect the adoption to have a material impact on the Consolidated Financial Statements or disclosures.

Accounting for Income Taxes

In December 2019, ASU No. 2019-12 was issued to simplify and enhance accounting for income taxes. This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted. The Company is still completing its assessment of the impact and anticipated adoption date of this guidance.

NOTE 3 BUSINESS ACQUISITION

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

The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Goldcorp has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes. The goodwill balance is mainly attributable to: (i) the acquisition of existing operating mines with access to an assembled workforce that cannot be duplicated at the same costs by new entrants; (ii) operating synergies anticipated from the integration of the operations of Newmont and Goldcorp; (iii) the application of Newmont’s Full Potential program and potential strategic and financial benefits that include the increase in reserve base and opportunities to identify additional mineralization through exploration activities; and (iv) the financial flexibility to execute capital priorities.

As of December 31, 2019, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Goldcorp is preliminary. At December 31, 2019, remaining items to finalize include the fair value of materials and supplies inventories, property plant and mine development, investments, reclamation and remediation liabilities, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to implement Newmont accounting policies and refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Newmont’s measurement period, which is not to exceed one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation for the Goldcorp transaction as of December 31, 2019:

Assets:
Cash and cash equivalents	$117
Trade receivables	95
Investments	169
Equity method investments (1)	2,796
Inventories	534
Stockpiles and ore on leach pads	57
Property, plant and mine development (2)	11,054
Goodwill (3)	2,537
Deferred income tax assets (4)	205
Other assets	510
Total assets	18,074

Liabilities:
Debt (5)	3,304
Accounts payable	240
Employee-related benefits	182
Income and mining taxes payable	22
Lease and other financing obligations	423
Reclamation and remediation liabilities (6)	882
Deferred income tax liabilities (4)	1,466
Silver streaming agreement (7)	1,165
Other liabilities (8)	934
Total liabilities	8,618

Net assets acquired	$9,456
(1)	The preliminary fair value of the equity method investments was determined by applying the income valuation method. The income valuation method relies on a discounted cash flow model and projected financial results. Discount rates for the discounted cash flow models are based on capital structures for similar market participants and included various risk premiums that account for risks associated with the specific investments.
(2)	The preliminary fair value of property, plant and mine development is based on applying the income and cost valuation methods and includes a provision for the estimated fair value of asset retirement obligations related to the long-lived tangible assets.
(3)	Preliminary goodwill attributable to the North America and South America reportable segments is $2,095 and $442, respectively.
(4)	Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and the historical carryover tax basis of these assets and liabilities. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill.
(5)	The preliminary fair value of the Goldcorp senior notes is measured using a market approach, based on quoted prices for the acquired debt; $1,250 of borrowings under the term loan and revolving credit agreements approximate fair value.
(6)	The preliminary fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities.
(7)	The preliminary fair value of the acquired silver streaming intangible liability is valued by using the income valuation method. Key assumptions in the income valuation method include long-term silver prices, level of silver production over the life of mine and discount rates.
(8)	Other liabilities includes the preliminary balance of $458 related to unrecognized tax benefits, interest and penalties. Based on this preliminary amount, the acquisition of Goldcorp increased Newmont’s unrecognized tax benefits, interest and penalties, which were $17 at December 31, 2018.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Sales and Net income (loss) attributable to Newmont stockholders in the Consolidated Statement of Operations includes Goldcorp revenue of $2,074 and Goldcorp net income (loss) of $128 from the acquisition date to the year ended December 31, 2019.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information presents consolidated results assuming the Newmont Goldcorp transaction occurred on January 1, 2018.

	Years Ended December 31,
	2019	2018
Sales	$10,468	$10,314
Net income (loss) attributable to Newmont stockholders(1)	2,666	(2,898)
(1)	Included in Net income (loss) attributable to Newmont stockholders is $260 of Goldcorp transaction and integration costs for the year ended December 31, 2019.

NOTE 4 NEVADA GOLD MINES JOINT VENTURE

On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established NGM, which combined certain mining operations and assets located in Nevada, historically included in the Company’s North America reportable segment, and certain of Barrick’s Nevada mining operations and assets. The formation of NGM diversifies the Company’s footprint in Nevada and allows the Company to pursue additional efficiencies through integrated mine planning and processing. In connection with the closing of the Nevada JV Agreement, Newmont and Barrick entered into an Amended and Restated Limited Liability Company Agreement of NGM, which is the primary operating document governing NGM. Pursuant to the terms of the Nevada JV Agreement, Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of two managers appointed by Newmont and three managers appointed by Barrick. Newmont and Barrick have an equal number of representatives on NGM’s technical, exploration and finance advisory committees.

As of the effective date, the Company contributed its existing Nevada mining operations, which included Carlin, Phoenix, Twin Creeks and Long Canyon, to NGM in exchange for a 38.5% interest in NGM. The interest received in NGM was accounted for at fair value, and accordingly, the Company recognized a gain of $2,390 during 2019 as Gain on formation of Nevada Gold Mines. The gain represents the difference between the fair value of the Company’s interest in NGM and the carrying value of the Nevada mining operations contributed to NGM.

Fair value of 38.5% interest received in NGM	$7,313
Less: carrying value of Nevada mining operations contributed	(4,923)
Gain on formation of Nevada Gold Mines	$2,390

The Company accounts for its interest in NGM using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. NGM retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed as of the effective date. The fair value estimates were based on income and cost valuation methods.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The following table summarizes the fair value of the 38.5% interest received in NGM as of the effective date:

Assets:
Inventories	$134
Stockpiles and ore on leach pads (1)	500
Property, plant and mine development (2)	7,050
Goodwill (3)	268
Other assets	82
Total assets	8,034

Liabilities:
Accounts payable	97
Income and mining taxes payable	16
Reclamation and remediation liabilities (4)	308
Deferred income tax liabilities (5)	278
Other liabilities	22
Total liabilities	721

Fair value of 38.5% interest received in NGM, including noncontrolling interest	$7,313
(1)	The fair value of the stockpiles and ore on leach pads was determined by applying the income valuation approach adjusted for estimated future costs to complete and normal profit margin.
(2)	The fair value of property, plant and mine development is based on applying the income and cost valuation methods and includes a provision for the estimated fair value of asset retirement obligations related to the long-lived tangible assets.
(3)	Goodwill represents the Company’s proportionate share of goodwill recognized by NGM at formation and primarily represents: 1) the combination of high-quality reserves in one of the world’s most prolific gold districts, positioning NGM for sustainable growth; 2) the ability to optimize ore sources and production schedules across the joint venture; and 3) the value assigned to the assembled workforce acquired. The Company’s proportionate share of goodwill recognized by NGM is included in the Nevada reportable segment.
(4)	The fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities.
(5)	Deferred income tax liabilities represent the future tax expense relating to the Nevada net proceeds tax associated with the differences between the fair value allocated to assets (excluding goodwill) and liabilities and the historical carryover tax basis of these assets and liabilities. No deferred tax liability is recognized for the basis difference inherent in the fair value allocated to goodwill.

Sales and Net income (loss) attributable to Newmont stockholders in the Consolidated Statement of Operations includes NGM sales of $1,022 and NGM net income of $184 from the effective date to the period ending December 31, 2019.

In connection with the formation of NGM on July 1, 2019, Newmont and The Bank of New York Mellon Trust Company, N.A. executed the first supplemental indenture (“First Supplemental Indenture”) to the indenture dated March 22, 2005 (“2035 Indenture”), pursuant to which the Company has $600 of outstanding senior notes due in 2035 (“2035 Notes”). Under the terms of the First Supplemental Indenture, NGM had agreed to provide a full and unconditional guarantee of the Company’s 2035 Notes, subject to the terms and conditions set forth in the 2035 Indenture. On August 23, 2019, the Company successfully completed a consent solicitation for its 2035 Notes. In connection with the consent solicitation, a second supplemental indenture (“Second Supplemental Indenture”) was executed that released NGM as a guarantor of the Company’s 2035 Notes. See Note 25 for additional information regarding the 2035 Notes.

On July 1, 2019 the Company entered into a transition services agreement (“TSA”) with NGM. The TSA agreement governs specific transition services that the Company provides to NGM. The agreement expires on the earlier of the date on which the last transition service terminates and February 28, 2021. From the effective date to the period ending December 31, 2019, the Company billed NGM $10 for services provided under the TSA.

On July 1, 2019 the Company entered into an employee lease agreement with NGM due to the length of time necessary for NGM to establish employment related functions and programs. Under the terms of the agreement, NGM could lease the services and

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

skills of certain personnel that remained employed by Newmont. The leasing period expired on December 31, 2019. On the expiration date, the leased employees who accepted NGM’s offer of employment, ceased employment with Newmont and commenced employment with NGM. The Company billed NGM $213 for services provided under the employee lease agreement.

On July 1, 2019 the Company also entered into a toll milling agreement with NGM for processing sulfide concentrate produced at CC&V. Under the terms of the agreement, CC&V will deliver a minimum of 4,000 tons and a maximum of 8,333 tons of concentrate per month for milling to NGM, with NGM and CC&V each covering 50% of the cost of transportation. CC&V will pay $20 per ton towards milling costs and reimburse NGM for doré refining and transportation costs. CC&V continues to hold title to the concentrate sent to NGM for processing and receives bullion credits for gold recovered and NGM utilizes the concentrate as a fuel source for the NGM roaster. The agreement expires on December 31, 2020. From the effective date to the period ending December 31, 2019, the Company’s payments for services provided under the toll milling agreement were immaterial.

In addition, the Company purchases gold and silver from NGM for resale to third parties. Gold purchases from NGM totaled $1,002 as of December 31, 2019. Total amounts due to (from) NGM for gold and silver purchased, the TSA services provided, employees leased to NGM and CC&V toll milling outlined above were $120 as of December 31, 2019.

In connection with entering into the Nevada JV Agreement, Newmont entered into a mutual two-year standstill agreement with Barrick, which expires on July 1, 2021.

NOTE 5     SEGMENT INFORMATION

The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). In the second quarter of 2019, following the close of the Newmont Goldcorp transaction on April 18, 2019, and in anticipation of the formation of NGM effective July 1, 2019, the Company revised its operating segments and established the Nevada reportable segment to reflect certain changes in the financial information regularly reviewed by the CODM. The Company determined that its operations are organized into five geographic regions; North America, South America, Australia, Africa and Nevada, which also represent Newmont’s reportable and operating segments.

As a result of the Newmont Goldcorp transaction, the Company acquired the Red Lake, Musselwhite, Porcupine, Éléonore and Peñasquito mines, which are included in the North America reportable segment, and the Cerro Negro mine, which is included in the South America reportable segment. Additionally, the Company acquired interests in the Pueblo Viejo mine, the Norte Abierto project, the NuevaUnión project and the Alumbrera mine, which are all accounted for as equity method investments. The Company’s investment in the Pueblo Viejo mine is included in the South America reportable segment within Other South America. All other equity method investments are included in Corporate and other. Refer to Note 3 and Note 20 for further information.

The Company’s Nevada reportable segment includes the Carlin, Phoenix, Twin Creeks and Long Canyon mines (“existing Nevada mining operations”), previously included in the North America reportable segment. In July of 2019, the Company added NGM to the Nevada reportable segment, which reflects the Company’s 38.5% ownership interest in the joint venture from the effective date to the period ended December 31, 2019. Pursuant to the terms of the Nevada JV Agreement, the Company contributed its existing Nevada mining operations in exchange for its ownership interest in NGM. Refer to Note 4 for further information.

Segment results for the periods ended December 31, 2018 and 2017 have been revised to reflect these changes.

Notwithstanding the reportable segments structure, the Company internally reports information on a mine-by-mine basis for each mining operation and has chosen to disclose this information in the following tables. Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not included within the reportable segments are included in Corporate and Other. Although they are not required to be included in this footnote, they are provided for reconciliation purposes. The financial information relating to the Company’s segments is as follows:

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Years Ended December 31, 2019
CC&V	$445	$290	$95	$13	$39	$770	$35
Red Lake (2)	159	136	50	7	(47)	589	29
Musselwhite (3)	7	13	28	7	(6)	1,301	60
Porcupine	338	185	66	14	58	1,859	61
Éléonore	378	214	80	8	65	1,323	55
Peñasquito:
Gold	209	116	43
Silver	253	181	66
Lead	85	77	29
Zinc	143	129	55
Total Peñasquito	690	503	193	6	(58)	7,038	128
Other North America	—	—	22	5	(161)	4	8
North America	2,017	1,341	534	60	(110)	12,884	376

Yanacocha	735	400	113	24	83	1,803	185
Merian	734	297	93	11	331	990	56
Cerro Negro	502	210	111	22	132	2,213	55
Other South America	—	—	12	40	(67)	2,809	1
South America	1,971	907	329	97	479	7,815	297

Boddington:
Gold	999	575	106
Copper	166	117	22
Total Boddington	1,165	692	128	3	330	2,148	78
Tanami	697	266	96	12	314	966	124
Kalgoorlie (2)	319	216	27	6	67	434	34
Other Australia	—	—	7	24	(32)	62	10
Australia	2,181	1,174	258	45	679	3,610	246

Ahafo	880	393	160	33	295	2,057	213
Akyem	585	235	150	14	176	993	33
Other Africa	—	—	—	6	(16)	3	—
Africa	1,465	628	310	53	455	3,053	246

Nevada Gold Mines	1,022	494	298	22	203	8,096	138
Carlin (4)	533	358	107	15	46	—	64
Phoenix: (4)
Gold	151	116	33
Copper	44	28	9
Total Phoenix	195	144	42	1	29	—	13
Twin Creeks (4)	230	113	31	5	89	—	30
Long Canyon (4)	126	36	36	12	40	—	7
Other Nevada	—	—	2	8	(9)	—	5
Nevada	2,106	1,145	516	63	398	8,096	257

Corporate and Other	—	—	13	97	1,792	4,516	32
Consolidated	$9,740	$5,195	$1,960	$415	$3,693	$39,974	$1,454
(1)	Includes a decrease in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $1,463.
(2)	The Company reached definitive agreements to sell these sites, resulting in their assets and liabilities being classified as held for sale on the Consolidated Balance Sheet. Refer below for additional information.
(3)	Costs applicable to sales are partially offset by insurance recoveries received during 2019. Refer to Note 10 for additional information.
(4)	Amounts include sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Years Ended December 31, 2018
CC&V	$450	$260	$83	$10	$89	$853	$29
Other North America	—	—	—	—	—	—	—
North America	450	260	83	10	89	853	29

Yanacocha	659	425	108	54	(6)	1,518	119
Merian	677	275	90	13	300	1,036	78
Other South America	—	—	14	34	(61)	1,640	1
South America	1,336	700	212	101	233	4,194	198

Boddington:
Gold	900	571	102
Copper	218	132	24
Total Boddington	1,118	703	126	—	293	2,113	57
Tanami	638	297	75	17	251	902	97
Kalgoorlie	410	232	24	10	170	402	22
Other Australia	—	—	6	12	(8)	72	6
Australia	2,166	1,232	231	39	706	3,489	182

Ahafo	553	323	105	17	99	1,869	264
Akyem	527	227	151	13	125	966	40
Other Africa	—	—	—	5	(13)	2	—
Africa	1,080	550	256	35	211	2,837	304

Carlin	1,173	782	220	34	79	2,242	153
Phoenix
Gold	291	202	47
Copper	85	55	15
Total Phoenix	376	257	62	5	32	899	32
Twin Creeks	457	240	61	12	(146)	877	82
Long Canyon	215	72	76	23	44	1,008	11
Other Nevada	—	—	2	23	(54)	857	15
Nevada	2,221	1,351	421	97	(45)	5,883	293

Corporate and Other	—	—	12	68	(456)	3,459	13
Consolidated	$7,253	$4,093	$1,215	$350	$738	$20,715	$1,019
(1)	Includes a decrease in accrued capital expenditures of $13; consolidated capital expenditures on a cash basis were $1,032.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

				Advanced	Income (Loss)
		Costs	Depreciation	Projects, Research	before Income
		Applicable	and	and Development	and Mining Tax	Total	Capital
	Sales	to Sales	Amortization	and Exploration	and Other Items	Assets	Expenditures(1)
Year Ended December 31, 2017
CC&V	$585	$290	$127	$10	$156	$901	$33
Other North America	—	—	—	—	—	—	—
North America	585	290	127	10	156	901	33

Yanacocha	671	504	134	41	(77)	1,420	51
Merian	643	238	91	14	297	967	105
Other South America	—	—	14	43	(72)	1,661	—
South America	1,314	742	239	98	148	4,048	156

Boddington:
Gold	981	562	116
Copper	227	108	22
Total Boddington	1,208	670	138	2	369	2,110	80
Tanami	514	251	67	21	181	690	108
Kalgoorlie	458	234	20	9	190	407	21
Other Australia	—	—	6	8	(37)	54	5
Australia	2,180	1,155	231	40	703	3,261	214

Ahafo	439	268	72	24	70	1,690	181
Akyem	594	272	155	10	152	1,057	26
Other Africa	—	—	1	6	(13)	1	—
Africa	1,033	540	228	40	209	2,748	207

Carlin	1,228	810	224	18	131	2,299	174
Phoenix:
Gold	259	182	47
Copper	88	55	15
Total Phoenix	347	237	62	5	30	889	25
Twin Creeks	473	229	64	9	168	1,144	52
Long Canyon	219	59	74	23	63	1,083	10
Other Nevada	—	—	1	26	(29)	676	9
Nevada	2,267	1,335	425	81	363	6,091	270

Corporate and Other	—	—	11	53	(507)	3,597	10
Consolidated	$7,379	$4,062	$1,261	$322	$1,072	$20,646	$890
(1)	Includes an increase in accrued capital expenditures of $24; consolidated capital expenditures on a cash basis were $866.

Long-lived assets, excluding assets held for sale, deferred tax assets, investments and restricted assets, were as follows:

	At December 31,
	2019	2018
United States	$8,357	$5,968
Mexico	6,482	—
Canada	4,599	206
Australia	2,727	2,987
Ghana	2,523	2,515
Argentina	2,066	—
Peru	2,227	2,117
Suriname	812	825
Other	2	—
	$29,795	$14,618

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Assets Held for Sale

Red Lake

The Company entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). Pursuant to the terms of the agreement, upon closing the transaction the Company will receive proceeds of $375 in cash, adjusted for normal working capital movements, with contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period.

The Red Lake assets and liabilities were classified as held for sale for the year ended December 31, 2019. At December 31, 2019, the Company included $589 and $191 of Assets held for sale and Liabilities held for sale, respectively, on the Consolidated Balance Sheet related to Red Lake.

Kalgoorlie

The Company entered into a binding agreement dated December 17, 2019, to sell its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020, and pursuant to the terms of the agreement, received proceeds of $800 in cash for its interests in Kalgoorlie. The proceeds are inclusive of a $25 million payment that gives Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for 120 days the purchase of Newmont’s Kalgoorlie power business. The Company expects to recognize a gain on the sale of the Kalgoorlie operations of $493 in 2020.

The Kalgoorlie assets and liabilities were classified as held for sale for the year ended December 31, 2019. At December 31, 2019, the Company included $434 and $152 of Assets held for sale and Liabilities held for sale, respectively, on the Consolidated Balance Sheet related to Kalgoorlie.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 6    SALES

The following table presents the Company’s Sales by mining operation, product and inventory type:

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Other
	Production	Production	Production	Total Sales
Years Ended December 31, 2019
CC&V	$445	$—	$—	$445
Red Lake	159	—	—	159
Musselwhite	7	—	—	7
Porcupine	338	—	—	338
Éléonore	378	—	—	378
Peñasquito
Gold	17	177	15	209
Silver (1)	—	245	8	253
Lead	—	85	—	85
Zinc	—	143	—	143
Total Peñasquito	17	650	23	690
North America	1,344	650	23	2,017

Yanacocha	735	—	—	735
Merian	734	—	—	734
Cerro Negro	502	—	—	502
South America	1,971	—	—	1,971

Boddington
Gold	238	761	—	999
Copper	—	166	—	166
Total Boddington	238	927	—	1,165
Tanami	697	—	—	697
Kalgoorlie	319	—	—	319
Australia	1,254	927	—	2,181

Ahafo	880	—	—	880
Akyem	585	—	—	585
Africa	1,465	—	—	1,465

Nevada Gold Mines	1,000	22	—	1,022
Carlin (2)	533	—	—	533
Phoenix:(2)
Gold	52	99	—	151
Copper	—	16	28	44
Total Phoenix	52	115	28	195
Twin Creeks (2)	230	—	—	230
Long Canyon (2)	126	—	—	126
Nevada	1,941	137	28	2,106

Consolidated	$7,975	$1,714	$51	$9,740
(1)	Silver sales from concentrate includes $37 related to non-cash amortization of the Silver streaming agreement liability.
(2)	Amounts include sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Other
	Production	Production	Production	Total Sales
Years Ended December 31, 2018
CC&V	$450	$—	$—	$450
North America	450	—	—	450

Yanacocha	659	—	—	659
Merian	677	—	—	677
South America	1,336	—	—	1,336

Boddington
Gold	243	657	—	900
Copper	—	218	—	218
Total Boddington	243	875	—	1,118
Tanami	638	—	—	638
Kalgoorlie	410	—	—	410
Australia	1,291	875	—	2,166

Ahafo	553	—	—	553
Akyem	527	—	—	527
Africa	1,080	—	—	1,080

Carlin	1,173	—	—	1,173
Phoenix:
Gold	127	164	—	291
Copper	—	33	52	85
Total Phoenix	127	197	52	376
Twin Creeks	457	—	—	457
Long Canyon	215	—	—	215
Nevada	1,972	197	52	2,221

Consolidated	$6,129	$1,072	$52	$7,253

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

		Sales
	Gold Sales	from	Sales
	from Doré	Concentrate	from Other
	Production	Production	Production	Total Sales
Year Ended December 31, 2017
CC&V	$576	$9	$—	$585
North America	576	9	—	585

Yanacocha	671	—	—	671
Merian	643	—	—	643
South America	1,314	—	—	1,314

Boddington
Gold	237	744	—	981
Copper	—	227	—	227
Total Boddington	237	971	—	1,208
Tanami	514	—	—	514
Kalgoorlie	449	9	—	458
Australia	1,200	980	—	2,180

Ahafo	439	—	—	439
Akyem	594	—	—	594
Africa	1,033	—	—	1,033

Carlin	1,228	—	—	1,228
Phoenix
Gold	131	128	—	259
Copper	—	41	47	88
Total Phoenix	131	169	47	347
Twin Creeks	473	—	—	473
Long Canyon	219	—	—	219
Nevada	2,051	169	47	2,267

Consolidated	$6,174	$1,158	$47	$7,379

Trade Receivables

The following table details the receivables included within Trade receivables:

	At December 31,	At December 31,
	2019	2018
Receivables from Sales:
Gold sales from doré	$27	$40
Sales from concentrate production	331	211
Sales from other production	15	3
Total receivables from Sales	$373	$254

The impact to Sales from revenue provisionally recognized in previous periods due to the changes in the final pricing is an increase (decrease) of $2, $- and $23 and the impact to Sales from changes in quantities resulting from assays is an increase (decrease) of $(5), $1 and $- for the years ended December 31, 2019, 2018 and 2017, respectively.

Silver Streaming Agreement

As a part of the Newmont Goldcorp transaction, the Company assumed the Silver streaming agreement liability related to silver production from the Peñasquito mine in the North America segment. Pursuant to the agreement, the Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. Refer to Note 3 for further discussion of the valuation methodology and initial fair value. The Company’s policy is to amortize the liability into Sales each period using the units-of-production method. During the year ended December 31, 2019, the Company amortized $37 of the Silver streaming agreement liability into revenue. At December 31, 2019, the value of the liability included in the Company’s Consolidated Balance Sheet was $1,127.

Revenue by Geographic Area

Newmont primarily conducts metal sales in U.S. dollars, and therefore Sales are not exposed to fluctuations in foreign currencies. Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2019	2018	2017
United Kingdom	$7,980	$5,448	$5,521
Korea	538	237	384
Philippines	293	254	310
Germany	203	237	168
Mexico	190	—	—
Japan	172	105	87
Switzerland	120	677	657
United States	78	52	91
Other (1)	166	243	161
	$9,740	$7,253	$7,379
(1)	Other includes $37 related to non-cash amortization of the Silver streaming agreement liability.

Revenue by Major Customer

As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2019, sales to Standard Chartered were $2,907 (30%), JPMorgan Chase were $1,780 (18%), Toronto Dominion Bank were $1,204 (12%) of total gold sales. In 2018, sales to JPMorgan Chase were $2,295 (32%), Toronto Dominion Bank were $1,324 (18%) and Standard Chartered were $1,164 (16%) of total gold sales. In 2017, sales to Toronto Dominion Bank were $2,738 (37%) and JPMorgan Chase were $1,400 (19%) of total gold sales.

The Company sells silver, lead, zinc and copper predominantly in the form of concentrates which are sold directly to smelters located in Asia and to a lesser extent North America and Europe. The concentrates are sold under long-term supply contracts with processing fees based on the demand for these concentrates in the global market place.

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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Reclamation and remediation expense consisted of:

	Years Ended December 31,
	2019	2018	2017
Reclamation adjustments	$77	$33	$51
Reclamation accretion	133	99	93
Total reclamation expense	210	132	144

Remediation adjustments	65	26	44
Remediation accretion	5	5	4
Total remediation expense	70	31	48
	$280	$163	$192

In 2019, reclamation adjustments primarily related to updated water management costs for operations no longer in production at Yanacocha and an update of the project cost estimates at Mule Canyon and Northumberland mine sites that resulted in increases of $62, $9 and $4, respectively. In 2018, reclamation adjustments primarily related to increased water management costs for operations no longer in production at Yanacocha of $14, a revision in the closure plan for Lone Tree, resulting in increased monitoring costs of $7, and increased water management costs of $9 for operations no longer in production at Carlin. In 2017, reclamation adjustments primarily related to revisions in the closure plan for the Rain mine that resulted in an increase of $35 to our reclamation liabilities. The Company contributed to NGM the non-operating Rain and Lone Tree mines, which are included in the Carlin mine complex and the Phoenix mine, respectively.

In 2019, remediation adjustments primarily related to updated project cost estimates at the Midnite mine and Dawn mill sites and increased water management cost estimates at Con mine that resulted in increases of $36 and $9, respectively. In 2018, remediation adjustments related to updated assumptions for future water management costs at the Idarado remediation site, increased costs for project activities at the Woodcutters remediation site, and increased water management costs at the Resurrection remediation site that resulted in increases of $8, $2 and $2, respectively. In 2017, remediation adjustments were primarily related to increased water management and monitoring costs at the Resurrection of $9 and San Luis remediation sites of $4, as well as increased costs for project activities at the Midnite mine and Dawn mill sites of $10.

The following is a reconciliation of Reclamation and remediation obligations:

	Reclamation	Remediation	Total
Balance at January 1, 2018	$2,144	$304	$2,448
Additions, changes in estimates and other	106	9	115
Payments and other	(33)	(39)	(72)
Accretion expense	99	5	104
Balance December 31, 2018	2,316	279	2,595
Additions, changes in estimates and other	287	46	333
Additions from the Newmont Goldcorp transaction	882	—	882
Net change from the formation of NGM	(49)	—	(49)
Obligations included within liabilities held for sale (1)	(153)	—	(153)
Other acquisitions and divestitures	(11)	—	(11)
Payments and other	(71)	(31)	(102)
Accretion expense	133	5	138
Balance December 31, 2019	$3,334	$299	$3,633
(1)	This represents the reclamation obligations at the Red Lake and Kalgoorlie mines which were classified as held for sale as of December 31, 2019. Refer to Note 5 for further information on the assets held for sale.

The current portion of reclamation was $125 and $65 at December 31, 2019 and 2018, respectively, and is included in Other current liabilities. The current portion of remediation was $44 and $49 at December 31, 2019 and 2018, respectively, and is included in Other current liabilities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

At December 31, 2019 and 2018, $3,334 and $2,316, respectively, were accrued for reclamation obligations relating to operating and formerly operating properties.

The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2019 and 2018, $299 and $279, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 37% greater or 0% lower than the amount accrued at December 31, 2019. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.

Included in Other non-current assets at December 31, 2019 and 2018, are $53 and $42, respectively, of non-current restricted cash held for purposes of settling asset retirement obligations. Of the amount in 2019, $47 is related to the Ahafo and Akyem mines in Ghana, Africa, $5 related to NGM in Nevada, United States and $1 related to the Midnite mine and Dawn mill sites in Washington, United States. Of the amount in 2018, $32 is related to the Ahafo and Akyem mines, $8 is related to the Con mine in Yellowknife, NWT, Canada and $2 is related to the San Jose Reservoir.

Included in Other non-current assets at December 31, 2019 and 2018, are $55 and $57, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amount in 2019, $31 is related to the Midnite mine and Dawn mill sites, $24 is related to the San Jose Reservoir. Of the amount in 2018, $31 is related to the Midnite mine site, $21 is related to the San Jose Reservoir and $5 is related to various locations in Nevada.

Refer to Notes 25 and 32 for further information on letters of credit for reclamation bonding and environmental matters relating to the Ross Adams mine site and the Midnite mine and Dawn mill sites, respectively.

NOTE 8    IMPAIRMENT OF LONG-LIVED ASSETS

	Years Ended December 31,
	2019	2018	2017
South America	$3	$—	$4
Australia	—	—	6
Africa	1	2	—
Nevada	—	366	—
Corporate and Other	1	1	4
	$5	$369	$14

The 2019 impairments were primarily related to non-cash write downs of obsolete assets.

The 2018 impairments related to certain exploration properties of $331 and Emigrant, within the Carlin complex, of $35, both reported in the Nevada segment. The Company determined that an impairment indicator existed at certain Nevada exploration properties, due to the Company’s decision to focus on advancing other projects, and at Emigrant, due to a change in the mine plan that resulted in a significant decrease in mine life. In addition to the impairment of long-lived assets at Emigrant, the Company also recorded an adjustment to the carrying value of the ore on leach pads resulting from the change in mine plan, impacting Costs applicable to sales and Depreciation and amortization in 2018 by $22 and $7, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

As a result of the impairment indicators, recoverability tests were performed and the Company concluded the Property, plant and mine development, net at certain Nevada exploration properties and Emigrant was impaired. The Company measured the impairment at the Nevada exploration properties using the market approach. The Company measured the impairment at Emigrant by comparing the total fair value of existing operations using the income approach. Refer to Note 18 for detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

The 2017 impairments related to assets in South America, Australia and Corporate.

NOTE 9     OTHER EXPENSE, NET

	Years Ended December 31,
	2019	2018	2017
Goldcorp transaction and integration costs	$217	$—	$—
Nevada JV transaction and implementation costs	30	—	—
Restructuring and other	12	20	14
Other	36	9	18
	$295	$29	$32

Goldcorp transaction and integration costs. Goldcorp transaction and integration costs primarily include integration activities and related investment banking and legal costs, severance, accelerated share award payments and consulting services for the year ended December 31, 2019.

Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs primarily represent legal and hostile defense fees, investment banking fees and severance costs incurred related to the Nevada JV Agreement for the year ended December 31, 2019.

Restructuring and other. Restructuring and other represents certain costs associated with severance, legal and other settlements for all periods presented.

NOTE 10     OTHER INCOME, NET

	Years Ended December 31,
	2019	2018	2017
Change in fair value of investments	$166	$(50)	$—
Interest	57	56	28
Insurance proceeds	38	25	13
Gain (loss) on asset and investment sales, net	30	100	23
Restructuring and other	20	—	—
Foreign currency exchange, net	(7)	42	(28)
Impairment of investments	(2)	(42)	—
Other	25	24	18
	$327	$155	$54

Insurance proceeds. In 2019, the Company received insurance proceeds of $125 associated with the Musselwhite fires that occurred during March of 2019 of which $38 was recorded as business interruption losses. Of the remaining amount, $41 was recognized as an offset to the abnormal costs applicable to sales and $46 was recorded as an offset to accounts receivable.

In September 2018, the Company recorded business interruption insurance proceeds of $25 associated with the East wall slips that occurred in the first half of 2018 at Kalgoorlie.

In June 2017, the Company recorded business interruption insurance proceeds of $13 associated with the heavy rainfall at Tanami during the first quarter of 2017.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Gain (loss) on asset and investment sales, net. In June 2019, the Company sold exploration properties in Nevada, which resulted in a gain of $26.

In June 2018, the Company exchanged certain royalty interests carried at cost for cash consideration, an equity ownership in Maverix Metals Inc. ("Maverix") and warrants in Maverix, resulting in a pre-tax gain of $100. For additional information regarding this transaction, see Note 20.

In June 2017, the Company exchanged its interest in the Fort á la Corne joint venture for equity ownership in Star Diamond Corporation (“Star Diamond”), formerly known as Shore Gold Inc. (“Shore Gold”), resulting in a pre-tax gain of $15.

Restructuring and Other. During 2019, the Company recorded pension and other post-employment benefit curtailment gains, net, of $20. For additional information regarding pension and other post-employment benefits, see Note 16.

Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and settlements of other current assets and liabilities in Australia, Canada, Mexico, Argentina, Peru and Suriname.

Impairment of investments. In December 2018, the Company recognized investment impairments of $33 and $9 for other-than-temporary declines in value of an equity method investment and a cost method investment, respectively.

NOTE 11     INCOME AND MINING TAXES

The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2019	2018	2017
Current:
United States	$2	$(18)	$(40)
Foreign	(500)	(218)	(290)
	(498)	(236)	(330)
Deferred:
United States	(340)	(63)	(775)
Foreign	6	(87)	(22)
	(334)	(150)	(797)
	$(832)	$(386)	$(1,127)

The Company’s Income (loss) before income and mining tax and other items consisted of:

	Years Ended December 31,
	2019	2018	2017
United States	$2,396	$(247)	$243
Foreign	1,297	985	829
	$3,693	$738	$1,072

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2019		2018		2017
Income (loss) before income and mining tax and other items		$3,693		$738		$1,072

U.S. Federal statutory tax rate	21%	$(776)	21%	$(155)	35%	$(375)
Reconciling items:
Re-measurement due to the Tax Cuts and Jobs Act	—	—	(2)	14	29	(312)
Tax restructuring related to the Tax Cuts and Jobs Act	—	—	(4)	34	38	(394)
Percentage depletion	(1)	55	(7)	49	(8)	81
Change in valuation allowance on deferred tax assets	(8)	296	24	(175)	7	(80)
Rate differential for foreign earnings indefinitely reinvested	4	(140)	15	(111)	—	—
Mining and other taxes	3	(90)	9	(63)	4	(41)
Uncertain tax position reserve adjustment	2	(70)	(5)	34	—	(4)
U.S. tax effect of noncontrolling interest attributable to non-U.S. investees	(1)	28	(4)	26	—	(1)
Effect of foreign earnings, net of credits	2	(73)	2	(18)	—	(4)
Tax impact of foreign exchange	(3)	96	—	—	—	—
Other	4	(158)	3	(21)	—	3
Income and mining tax expense	23%	$(832)	52%	$(386)	105%	$(1,127)

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

During the fourth quarter, the Company concluded that it is more likely than not that the Company will realize the benefits of its U.S. deferred tax assets, other than those representing net operating losses, capital losses, foreign tax credits, and gains and losses from investments in marketable securities. Therefore, the Company has released valuation allowance of $126 on certain U.S. operating deferred tax assets. The Company also released valuation allowance of $162 on U.S. foreign tax credit carryovers due to the amendment of the 2014 U.S. federal income tax return and associated carryback claims. Additional 2019 releases in the U.S. include valuation allowance of $91 on deferred tax assets associated with investments. These releases are partially offset by increases in valuation allowance of $45 on U.S. capital loss carryovers, $16 on U.S. net operating losses and a net $22 increase in valuation allowance in jurisdictions other than the U.S.

In 2019, the Company recognized other tax expense of $150 associated with the amendment of the 2014 U.S. federal income tax return and $34 due to the expiration of certain U.S. capital loss carryovers. Other tax expense also includes a $58 tax benefit recognized on the formation of NGM and $16 tax expense for transaction costs related to the Newmont Goldcorp transaction. The Company recognized $7 in other tax expense related to the suspension for one year of the previously approved reduction of the corporate income tax rate in Argentina. The reduction from 30% to 25% was originally scheduled to be effective January 1, 2020 but will now be effective on January 1, 2021. The remaining $9 of other tax expense relates to other permanent items in the U.S.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The Company operates in various jurisdictions around the world that have statutory tax rates that are significantly different than those of the U.S. These differences combine to move the overall effective tax rate higher than the U.S. statutory rate. A tax expense of $140 was recorded for 2019 as a result of this foreign rate differential.

Mining taxes in Nevada, Mexico, Canada, Peru and Australia represent state and provincial taxes levied on mining operations and are classified as income taxes as such taxes are based on a percentage of mining profits.

The Company consolidates certain subsidiaries of which it does not own 100% of the outstanding equity. However, for tax purposes, the Company is only responsible for the income taxes on the portion of the taxable earnings attributable to its ownership interest of each consolidated entity.

The Company has exposure to the tax impact of foreign exchange fluctuations in Argentina, Canada and Mexico. The following items are included in the tax expense: Argentinian and Mexican inflation on tax values, currency translation effects of local currency on deferred tax assets and deferred tax liabilities, the tax impact of local currency foreign exchange gains or losses, and non-taxable or non-deductible U.S. dollar currency foreign exchange gains or losses.

Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2019	2018
Deferred income tax assets:
Property, plant and mine development	$1,001	$1,400
Inventory	71	74
Reclamation and remediation	771	543
Net operating losses, capital losses and tax credits	1,683	1,078
Investment in partnerships and subsidiaries	31	121
Employee-related benefits	123	142
Derivative instruments and unrealized loss on investments	85	84
Foreign Exchange and Financing Obligations	159	87
Silver Streaming Agreement	396	—
Other	224	164
	4,544	3,693
Valuation allowances	(3,112)	(2,994)
	$1,432	$699
Deferred income tax liabilities:
Property, plant and mine development	$(2,629)	$(741)
Inventory	(100)	(135)
Derivative instruments and unrealized gain on investments	(508)	(5)
Other	(53)	(29)
	(3,290)	(910)
Net deferred income tax assets (liabilities)	$(1,858)	$(211)

These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.

Valuation of Deferred Tax Assets

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, a valuation allowance has been recorded in Peru. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

period are increased, if objective negative evidence in the form of cumulative losses is no longer present or if additional weight were given to subjective evidence such as our projections for growth.

During 2019, the Company released net valuation allowance of $296 to tax expense. The acquisition of Goldcorp increased the Company’s valuation allowance on deferred tax assets by $521. The Company reclassified valuation allowance of $371 to assets held for sale. There were additional valuation allowance increases related to other components of the financial statements of $263.

Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.

Tax Loss Carryforwards, Foreign Tax Credits, Canadian Tax Credits, and AMT Credits

At December 31, 2019 and 2018, the Company had (i) $1,754 and $659 of net operating loss carry forwards, respectively; and (ii) $658 and $703 of tax credit carry forwards, respectively. At December 31, 2019 and 2018, $504 and $516, respectively, of net operating loss carry forwards are attributable to the U.S., Australia and France for which current tax law provides no expiration period. The net operating loss carry forward in Canada of $731 will expire by 2038. The net operating loss carryforward in Argentina of $103 will expire in 2024. The net operating loss carryforward in Mexico of $416 will expire in 2029.

Tax credit carry forwards for 2019 and 2018 of $489 and $651, respectively, consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2029. Canadian tax credits for 2019 and 2018 of $134 and $26, respectively, consist of investment tax credits and minimum mining tax credits. Canadian investment tax credits of $84 will substantially expire by 2035 and the other Canadian tax credits of $50 do not expire. Other credit carry forwards at the end of 2019 and 2018 in the amounts of $35 and $26, respectively, represent alternative minimum tax credits attributable to the Company’s U.S. operations for which the current tax law provides no period of expiration and which will be refunded by the end of 2023.

Company’s Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

	2019	2018	2017
Total amount of gross unrecognized tax benefits at beginning of year	$43	$68	$68
Additions due to acquisition of Goldcorp	350	—	—
Additions for tax positions of prior years	1	1	(27)
Additions for tax positions of current year	34	2	30
Reductions due to settlements with taxing authorities	(102)	(28)	—
Reductions due to lapse of statute of limitations	—	—	(3)
Total amount of gross unrecognized tax benefits at end of year	$326	$43	$68

At December 31, 2019, 2018 and 2017, $459, $11 and $72, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.

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

The acquisition of Goldcorp increased the Company’s unrecognized tax benefits, inclusive of interest and penalties, by $417 predominantly due to transfer pricing matters and contested credits.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is focused on reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $83 (including interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $25 payment to the ATO and lodged an Appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter. The Company reflects this payment as a receivable as it believes that it will ultimately prevail in this dispute. The Company continues to monitor the status of the ATO’s review which it expects to continue into 2020.

On February 5, 2020, the Guatemalan Tax Authority issued a notice of assessment to Newmont’s Guatemalan subsidiary, Montana Explorada de Guatemala, S.A. for the years 2015 and 2016. The assessment primarily relates to a disagreement over depreciation and depletion deductions claimed in these years. The assessment levies an additional $17 and $6 of tax expense and penalties for 2015 and 2016, respectively. Newmont intends to vigorously dispute this assessment based on the technical merits of the related positions.

The Company and/or subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2013. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $95 and $150 in the next 12 months.

The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2019 and 2018, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $166 and $2, respectively. During 2019, 2018, and 2017 the Company accrued $29, released $17, and accrued $2 of interest and penalties, respectively, through the Consolidated Statements of Operations.

Other

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

NOTE 12   EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2019	2018	2017
Pueblo Viejo Mine	$124	$—	$—
Alumbrera Mine	(15)	—	—
Continental Gold, Inc.	(6)	—	—
Minera La Zanja S.R.L.	(6)	(10)	(5)
Norte Abierto Project	(2)	—	—
TMAC Resources Inc.	(1)	(16)	(6)
Euronimba Ltd.	(1)	(7)	(5)
NuevaUnión Project	1	—	—
Maverix Metals Inc.	1	—	—
	$95	$(33)	$(16)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

On April 18, 2019, as a part of the Newmont Goldcorp transaction, the Company acquired interests in the Pueblo Viejo mine, the NuevaUnión project, the Norte Abierto project and the Alumbrera mine. The Company determined these investments qualified as equity method investments.

Refer to Note 20 for additional information about the above equity method investments.

NOTE 13     DISCONTINUED OPERATIONS

The details of our Net income (loss) from discontinued operations, net of tax are set forth below:

	Years Ended December 31,
	2019	2018	2017
Holt royalty obligation	$(84)	$57	$(44)
Batu Hijau contingent consideration and other (1)	12	4	6
Net income (loss) from discontinued operations	$(72)	$61	$(38)

(1) See Note 19 for details on the Batu Hijau contingent consideration.

The Holt Royalty Obligation

Discontinued operations include a retained royalty obligation (“Holt”) to Holloway Mining Company. Holloway Mining Company, which owned the Holt-McDermott property, was sold to St. Andrew Goldfields Ltd. (“St. Andrew”) in 2006. St. Andrew was acquired by Kirkland Lake Gold Ltd. (formerly known as Kirkland Lake Gold Inc.) in January 2016. In 2009, the Superior Court issued a decision finding Newmont Canada Corporation (“Newmont Canada”) liable for a royalty on production from Holt, which Newmont Canada appealed. In May 2011, the Ontario Court of Appeal upheld the Superior Court ruling finding Newmont liable for the royalty obligation, which equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. There is no cap on the royalty and it will increase or decrease with changes in gold price, discount rate, and gold production scenarios. Refer to Note 18 for additional information on the Holt royalty.

At December 31, 2019 and 2018, the estimated fair value of the Holt royalty obligation was $257 and $161, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. For the years ended 2019, 2018 and 2017, the Company recorded a gain (loss) of $(84), $57 and $(44), net of tax benefit (expense) of $22, $(15) and $24, respectively, related to the Holt royalty obligation.

Cash Flows

Net cash used in operating activities of discontinued operations for the year ended December 31, 2019, 2018 and 2017, includes $10, $10 and $12, respectively, related to the Holt royalty obligation, and $-, $-, and $3, respectively, related to closing costs for the sale of Batu Hijau.

NOTE 14     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS

	Years Ended December 31,
	2019	2018	2017
Merian	$78	$71	$69
Yanacocha (1)	1	(32)	(63)
Other	—	—	(1)
	$79	$39	$5
(1)	Included in Yanacocha is $-, $(1), and $- gain (loss) attributable to the Contingently redeemable noncontrolling interest for the years ended December 31, 2019, 2018, and 2017, respectively.

NEWMONT CORPORATION
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

NOTE 15    NEWMONT EQUITY AND NET INCOME (LOSS) PER COMMON SHARE

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

NEWMONT CORPORATION
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

	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$2,877	$280	$(76)
Discontinued operations	(72)	61	(38)
	$2,805	$341	$(114)

Weighted average common shares (millions):
Basic	735	533	533
Effect of employee stock-based awards	2	2	2
Diluted	737	535	535

Net income (loss) per common share attributable to Newmont stockholders: (1)
Basic:
Continuing operations	$3.92	$0.53	$(0.14)
Discontinued operations	(0.10)	0.11	(0.07)
	$3.82	$0.64	$(0.21)
Diluted:
Continuing operations	$3.91	$0.53	$(0.14)
Discontinued operations	(0.10)	0.11	(0.07)
	$3.81	$0.64	$(0.21)
(1)	Per share measures may not recalculate due to rounding.

On April 18, 2019, the Company issued 285 million shares related to the Newmont Goldcorp transaction. For additional information related to the Newmont Goldcorp transaction, see Note 3.

During the years ended December 31, 2019, 2018 and 2017, the Company repurchased and retired approximately 12 million, 2.7 million, and nil shares of its common stock for $479, $98 and $-, respectively. Approximately 0.7 million of the shares repurchased and retired in the year ended December 31, 2018 related to common stock that was held by participants in the Retirement Savings Plan of Newmont and Retirement Savings Plan for Hourly-Rated Employees of Newmont. During the years ended December 31, 2019, 2018 and 2017, the Company withheld 1.4 million, 1.0 million and 0.4 million shares, respectively for payments of employee withholding taxes related to the vesting of stock awards.

The Company reported a loss from continuing operations attributable to Newmont stockholders for the year ended December 31, 2017. Therefore, the potentially dilutive effects at December 31, 2017 were not included in the computation of diluted loss per common share attributable to Newmont stockholders because their inclusion would have been anti-dilutive to the computation.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 16    EMPLOYEE-RELATED BENEFITS

	At December 31,
	2019	2018
Current:
Accrued payroll and withholding taxes	$320	$263
Peruvian workers’ participation and other bonuses	17	19
Employee pension benefits	7	5
Other post-retirement benefit plans	6	6
Accrued severance	1	2
Other employee-related payables	10	10
	$361	$305
Non-current:
Employee pension benefits	$115	$149
Accrued severance	228	163
Other post-retirement benefit plans	80	76
Other employee-related payables	25	13
	$448	$401

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

The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2019 and 2018:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$1,063	$1,121	$82	$86
Plans acquired due to Goldcorp acquisition	49	—	4	—
Service cost	31	31	1	1
Interest cost	47	41	4	3
Actuarial loss (gain)	141	(87)	6	(5)
Foreign currency exchange (gain) loss	1	—	—	—
Restructuring benefits	8	—	—	—
Curtailment loss (gain)	(11)	—	(7)	—
Amendments	(11)	—	—	—
Benefits paid	(51)	(43)	(4)	(3)
Projected benefit obligation at end of year	$1,267	$1,063	$7	$—
Accumulated benefit obligation	$1,256	$1,038	$86	$82
Change in fair value of assets:
Fair value of assets at beginning of year	$909	$985	$—	$—
Plans acquired due to Goldcorp acquisition	41	—	—	—
Actual return on plan assets	180	(62)	—	—
Employer contributions	65	29	4	3
Foreign currency exchange (gain) loss	1	—	—	—
Benefits paid	(51)	(43)	(4)	(3)
Fair value of assets at end of year	$1,145	$909	$—	$—
Unfunded status, net	$122	$154	$86	$82

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. As of December 31, 2019 and 2018, all pension benefit plans had accumulated benefit obligations in excess of the fair value of assets. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2020.

The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.

The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries. In October 2014, the Society of Actuaries released RP-2014 mortality tables with MP-2014 generational projection scales. These mortality scales have been updated by the Society of Actuaries every year since 2014. The Company utilized RP-2014 and MP-2018 to measure the pension and other post retirement obligations as of December 31, 2018. In October 2019, the Society of Actuaries released a new mortality table, Pri-2012. The Company utilized Pri-2012 mortality tables and MP-2019 generational projection scales to measure the pension and other post retirement obligations as of December 31, 2019.

Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 3.49% and 4.40% at December 31, 2019 and 2018, respectively, based on the timing of future benefit payments.

Actuarial losses (gains) of $147 were recognized in the year ended December 31, 2019, primarily due to a decrease in discount rate from the prior year. Actuarial losses (gains) of $(92) were recognized in the year ended December 31, 2018, primarily due to an increase in the discount rate from the prior year.

The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Accrued employee benefit liability	$122	$154	$86	$82
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	(396)	(412)	10	19
Prior service credit	31	39	5	23
	(365)	(373)	15	42
Less: Income taxes	73	78	(4)	(9)
	$(292)	$(295)	$11	$33

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The following table provides components of the Total benefit cost (credit), inclusive of the net periodic pension and other benefits costs (credits), for the years ended December 31:

	Pension Benefit Costs (Credits)			Other Benefit Costs (Credits)
	2019	2018	2017	2019	2018	2017
Pension benefit costs (credits), net (1);
Service cost	$31	$31	$29	$1	$1	$1
Interest cost	47	41	44	4	3	4
Expected return on plan assets	(66)	(68)	(63)	—	—	—
Amortization, net	22	32	30	(8)	(7)	(7)
Net periodic benefit cost (credit)	$34	$36	$40	$(3)	$(3)	$(2)
Settlements (2)	—	—	5	—	—	—
(Gain) loss on curtailment	(10)	—	—	(18)	—	—
Restructuring (benefit) loss	8	—	—	—	—	—
Total benefit cost (credit)	$32	$36	$45	$(21)	$(3)	$(2)
(1)	Service costs are included in Costs applicable to sales or General and administrative. The other components of the total benefit costs are included in Other income, net.
(2)	In 2019 and 2018, settlements were included in Other income, net as a result of adopting ASU No. 2017-07. In 2017, settlements were included in Other expense, net.

The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Net loss (gain) (1)	$2	$42	$5	$8	$(6)	$—
Amortization, net	(22)	(32)	(30)	8	7	7
Accelerated prior service credit (cost) due to curtailment	12	—	—	11	—	—
Settlements	—	—	(5)	—	—	—
Total recognized in other comprehensive income (loss)	$(8)	$10	$(30)	$27	$1	$7
Total benefit cost (credit) and other comprehensive income (loss)	$24	$46	$15	$6	$(2)	$5
(1)	Includes curtailment gain of $(13), $- and $- for the years ended December 31, 2019, 2018 and 2017, respectively.

Actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service period of the current active participants.

The significant assumptions used in measuring the Company’s Total benefit cost (credit) and other comprehensive income (loss) were discount rate and expected return on plan assets:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate	4.40%	3.77%	4.36%	4.40%	3.77%	4.36%
Expected return on plan assets	6.75%	7.25%	7.25%	N/A	N/A	N/A

The expected long-term return on plan assets used for each period in the three years ended December 31, 2019 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2019, Newmont has estimated the expected long-term return on plan assets to be 6.75% which will be used in determining future net periodic benefit cost. The Company determines the long-term return on plan assets by considering the most recent capital market forecasts, the plans’ current asset allocation and the actual return on plan assets in comparison to the expected return on assets over the last 5 years. The average actual return on plan assets during the 31 years ended December 31, 2019

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

approximated 8.36%.

Newmont has two pension calculations for salaried U.S. employees. The first is a “Final Average Pay” pension calculation which pays a monthly amount to employees in retirement based, in part, on their highest five year eligible earnings and years of credited service. The second is the “Stable Value” calculation which provides a lump sum payment to employees upon retirement. The amount of the lump sum is the total of annual accruals based on the employee’s eligible earnings and years of service. The benefits accrued under the Final Average Pay formula were frozen on June 30, 2014 for those eligible employees. Beginning July 1, 2014, all future accruals are based on the terms and features of the Stable Value calculation.

The pension plans employ an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2019 and the actual asset allocation at December 31, 2019.

		Actual at
		December 31,
Asset Allocation	Target	2019
U.S. equity investments	11%	11%
International equity investments	12%	12%
World equity fund (U.S. and International equity investments)	20%	21%
High yield fixed income investments	4%	4%
Fixed income investments	45%	44%
Other	8%	8%

The following table sets forth the Company’s pension plan assets measured at fair value at December 31, 2019 and 2018:

	Fair Value at December 31,
	2019	2018
Plan Assets:
Cash and cash equivalents	$4	$3
Commingled funds	1,141	906
	$1,145	$909

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

The assumed health care trend rate used to measure the expected cost of benefits is 6.25% in 2020 and decreases gradually each year to 5.00% in 2025, which is used thereafter.

Cash Flows

Benefit payments expected to be paid to pension plan participants are as follows: $371 in 2020, $62 in 2021, $63 in 2022, $64 in 2023, $64 in 2024 and $307 in total over the five years from 2025 through 2029. The increase in expected benefit payments in 2020 reflects the impact of the formation of NGM and current year plan amendments. Benefit payments made to other benefit plan

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

participants are expected to be as follows: $6 in 2020, $6 in 2021, $6 in 2022, $6 in 2023, $6 in 2024 and $27 in total over the five years from 2025 through 2029.

Savings Plans

The Company has two qualified defined contribution savings plans in the U.S.: one that covers salaried and non-union hourly employees and one that covers substantially all hourly union employees. In addition, the Company has one non-qualified supplemental savings plan for salaried employees whose benefits under the qualified plan are limited by federal regulations. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of eligible earnings for the salaried and hourly union plans. Hourly non-union employees receive an additional retirement contribution to the participant’s retirement contribution account equal to an amount which is paid and determined by the Company. Matching contributions are made in cash.

NOTE 17    STOCK-BASED COMPENSATION

The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include restricted stock units (“RSUs”), performance leveraged stock units (“PSUs”), and strategic stock units (“SSUs”). The SSU program was discontinued and no additional SSUs were granted after 2015. The Company issues new shares of common stock to satisfy exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2019, 5,056,988 shares were authorized for future stock incentive plan awards.

Additionally, on April 18, 2019, in connection with the Newmont Goldcorp transaction, the Company exchanged certain equity settled Goldcorp share awards and Goldcorp stock options, and also assumed certain other cash-settled Goldcorp share awards.

Restricted Stock Units

The Company grants RSUs to directors, executives and eligible employees. Awards are determined as a target percentage of base salary and, for eligible employees, are subject to a personal performance factor. For all RSU grants issued prior to February 2018, RSU awards vest over periods of three years or more, unless the employee becomes retirement eligible prior to the vesting date. If an employee becomes retirement eligible and retires prior to the vesting date, the remaining awards vest on a pro rata basis at the retirement date. Starting with the February 2018 grant, if the employee becomes retirement eligible at any point during the vesting period, the entire award is considered earned after the later of the one-year service period from the grant date or the retirement eligible date. Prior to vesting, holders of RSUs do not have the right to vote the underlying shares; however, directors, executives and eligible employees accrue dividend equivalents on their RSUs, which are paid at the time the RSUs vest. The accrued dividend equivalents are not paid if RSUs are forfeited. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit.

Goldcorp Restricted Stock Units

In connection with the Newmont Goldcorp transaction, the Company exchanged 4.1 million outstanding Goldcorp RSUs (“Goldcorp RSUs”) with an acquisition date fair value of $45 for 1.4 million Newmont RSUs. The Company allocated $4 to purchase consideration based on the portion of pre-acquisition services provided. The Company will recognize the remaining $41 in earnings ratably over the requisite service period, with a corresponding increase to equity.

Goldcorp Phantom Restricted Share Units

In connection with the Newmont Goldcorp transaction, the Company assumed 1.3 million Goldcorp Phantom RSUs (“Goldcorp Phantom RSUs”) and converted the number outstanding to 0.4 million to adjust for the difference between the Goldcorp share price and the Newmont share price at the acquisition date. The Company agreed to settle the Goldcorp Phantom RSUs in cash using the closing price of Newmont shares on the vesting date. Due to the cash settlement provision, these awards are classified as liability awards and their fair value is re-measured at the end of each reporting period until vested. The Goldcorp Phantom RSUs had an

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

acquisition date fair value of $14, of which, $1 has been allocated to purchase consideration based on the portion of services provided prior to acquisition. The Company recognizes the liability and expense for the remaining portion of the awards ratably over the requisite service period giving effect to the adjusted fair value at the end of each reporting period. Based on the fair value of $43.45 per unit as of December 31, 2019, there is $10 of unrecognized compensation costs related to the unvested Goldcorp Phantom RSUs. This cost is expected to be recognized over a weighted average period of approximately 1 year.

Performance Stock Units

The Company grants PSUs to eligible executives, based upon certain measures of shareholder return. These measures include absolute shareholder return and relative shareholder return compared to our proxy peer group. The actual number of PSUs that vest are determined at the end of a three year performance period.

Goldcorp Performance Share Units

In connection with the Newmont Goldcorp transaction, the Company assumed 2.4 million Goldcorp PSUs (“Goldcorp PSUs”) and converted the number of units outstanding to 0.8 million based on the difference between the Goldcorp share price and the Newmont share price at the acquisition date. The Company agreed to settle the Goldcorp PSUs in cash using a 30-day historical weighted average price of Newmont shares on the vesting date and a performance multiplier of 100 percent. Due to the cash settlement provision, these awards are classified as liability awards and their fair value is re-measured at the end of each reporting period until vested. The Goldcorp PSUs had an acquisition date fair value of $28, of which, $9 has been allocated to purchase consideration based on the portion of services provided prior to the acquisition. The Company recognizes the liability and expense for the remaining portion of the awards ratably over the requisite service period, giving effect to the adjusted fair value at the end of each reporting period. Based on the fair value of $43.45 per unit at December 31, 2019, there is $3 of unrecognized compensation costs related to the unvested Goldcorp PSUs. This cost is expected to be recognized over a weighted average period of approximately 1.3 years.

At December 31, 2019, the Company included Employee-related benefits of $12 related to the cash-settled Goldcorp PSUs and Goldcorp Phantom RSUs on its Consolidated Balance Sheet.

Employee Stock Options

Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were no options granted in 2019, 2018 or 2017. At December 31, 2019, there were 572,499 options outstanding and exercisable, at a weighted average exercise price of $57.64, with a weighted average remaining contractual life of 1 year.

Goldcorp Options

In connection with the Newmont Goldcorp transaction, the Company exchanged 3.6 million outstanding Goldcorp options (“Goldcorp options”) with an acquisition date fair value of $2 for 1.2 million Newmont options with the right to exercise each Newmont option for one share of Newmont common stock. The full $2 acquisition date fair value of Goldcorp options was allocated to purchase consideration based on all services being provided prior to the acquisition. At December 31, 2019, there were 1.1 million options outstanding and exercisable, at a weighted average exercise price of $54.70 and a weighted average remaining contractual life of 2.7 years.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Stock-Based Compensation Activity

A summary of the status and activity of non-vested RSUs and PSUs for the year ended December 31, 2019 is as follows:

	RSU		PSU
		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Units	Fair Value	Units	Fair Value
Non-vested at beginning of year	2,166,698	$34.75	2,244,031	$42.73
Granted	2,949,003	$34.95	1,773,870	$39.31
Vested	(1,695,287)	$33.37	(1,936,556)	$37.85
Forfeited	(352,246)	$36.43	(127,548)	$42.66
Non-vested at end of year	3,068,168	$35.51	1,953,797	$44.46

The total intrinsic value and fair value of RSUs that vested in 2019, 2018 and 2017 was $60, $46 and $43, respectively. The total intrinsic value and fair value of PSUs that vested in 2019, 2018 and 2017 was $71, $68 and $56, respectively. The total intrinsic value and fair value of SSUs that vested in 2019, 2018 and 2017 was $-, $- and $6, respectively.

Cash flows resulting from excess tax benefits are classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded $3, $3 and $5 in excess tax benefits for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, there was $37 and $33 of unrecognized compensation costs related to the unvested RSU and PSUs, respectively. This cost is expected to be recognized over a weighted average period of approximately two years.

The Company recognized stock-based compensation as follows:

	Years Ended
	December 31,
	2019	2018	2017
Stock-based compensation:
Restricted stock units	$68	$45	$34
Performance leveraged stock units	29	31	35
Goldcorp performance share units	17	—	—
Goldcorp phantom restricted share units	7	—	—
Strategic stock units	—	—	1
	$121	$76	$70

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

NEWMONT CORPORATION
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

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,243	$2,243	$—	$—
Restricted cash	106	106	—	—
Trade receivable from provisional concentrate sales, net	331	—	331	—
Marketable equity securities (Note 20) (1)	376	357	19	—
Marketable debt securities (Note 20)	39	—	—	39
Continental conversion option (Note 20)	51	—	51	—
Restricted marketable debt securities (Note 20)	54	23	31	—
Restricted other assets (Note 20)	1	1	—	—
Batu Hijau contingent consideration	38	—	—	38
	$3,239	$2,730	$432	$77
Liabilities:
Debt (2)	$7,068	$—	$7,068	$—
Diesel derivative contracts	1	—	1	—
Holt royalty obligation (Note 27)	257	—	—	257
Cash-settled Goldcorp share awards	12	—	12	—
	$7,338	$—	$7,081	$257

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,397	$3,397	$—	$—
Restricted cash	92	92	—	—
Trade receivable from provisional concentrate sales, net	209	—	209	—
Marketable equity securities (Note 20) (1)	127	114	13	—
Restricted marketable debt securities (Note 20)	51	21	30	—
Restricted other assets (Note 20)	6	6	—	—
Batu Hijau contingent consideration	26	—	—	26
	$3,908	$3,630	$252	$26
Liabilities:
Debt (2)	$4,229	$—	$4,229	$—
Diesel derivative contracts	5	—	5	—
Holt royalty obligation (Note 27)	161	—	—	161
	$4,395	$—	$4,234	$161
(1)	Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $13 and $9 at December 31, 2019 and 2018, respectively.
(2)	Debt is carried at amortized cost. The outstanding carrying value was $6,138 and $4,044 at December 31, 2019 and 2018, respectively. The fair value measurement of debt was based on an independent third party pricing source.

The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivatives instruments above are included in Note 19. All other fair value disclosures in the above table are presented on a gross basis.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

The Company’s cash and cash equivalents and restricted cash (which includes restricted cash and cash equivalents) are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets and are primarily money market securities and U.S. Treasury securities.

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

The Company’s marketable debt securities consist of an unrestricted convertible debenture with Continental (the “Continental Convertible Debt”). The estimated fair value of the host debt instrument was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease of the Continental Convertible Debt.

The Continental conversion option is an embedded derivative in the Continental Convertible Debt agreement, and is further discussed in Note 19. It is valued using a Black-Scholes model using quoted market prices in active markets of the underlying security. As the option itself is not traded on the exchange, this instrument is classified within Level 2 of the fair value hierarchy.

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

The Company’s restricted other assets primarily consist of marketable equity securities, which are classified within Level 1 of the fair value hierarchy as their fair values are based on quoted market prices available in active markets.

The estimated value of the Batu Hijau contingent consideration was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future copper prices using the Company’s long-term copper price, and (iii) estimated production and/or development dates for Batu Hijau Phase 7 and the Elang projects in Indonesia. The contingent consideration is classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease in the Batu Hijau contingent consideration. Increases in the copper price will result in a corresponding increase of the Batu Hijau contingent consideration.

The Company’s derivative instruments consist of fixed forward contracts. These derivative instruments are valued using pricing models, and the Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, forward curves, measures of volatility, and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

The estimated fair value of the Holt royalty obligation was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future gold prices using the Company’s long-term gold price, (iii) various gold production scenarios from reserve and resource information and (iv) a weighted average discount rate. The royalty obligation is classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease of the Holt royalty obligation. Increases in the gold price and production scenarios will result in a corresponding increase of the Holt royalty obligation.

NEWMONT CORPORATION
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

The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2019 and 2018:

	At December 31,			Range, point estimate
Description	2019	Valuation technique	Significant input	or average
Continental Convertible Debt	$39	Discounted cash flow	Discount rate	11.06%
Batu Hijau contingent consideration	$38	Monte Carlo	Discount rate	14.90%
			Short-term copper price	$2.67
			Long-term copper price	$3.00
Holt royalty obligation	$257	Monte Carlo	Discount rate (1)	2.53%
			Short-term gold price	$1,481
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	298 - 1,613
(1)	The Holt royalty obligation discount rate is calculated as a weighted-average Newmont-specific unsecured borrowing rate, which is weighted by relative fair value of various production scenarios.

	At December 31,			Range, point estimate
Description	2018	Valuation technique	Significant input	or average
Batu Hijau contingent consideration	$26	Monte Carlo	Discount rate	16.60%
			Short-term copper price	$2.80
			Long-term copper price	$3.00
Holt royalty obligation	$161	Monte Carlo	Discount rate	4.11%
			Short-term gold price	$1,228
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	302 - 1,544

The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Continental	Batu Hijau		Holt
	Convertible	Contingent	Total	Royalty	Total
	Debt (1)	Consideration (2)	Assets	Obligation (2)	Liabilities
Fair value at December 31, 2017	$—	$23	$23	$243	$243
Settlements	—	—	—	(10)	(10)
Revaluation	—	3	3	(72)	(72)
Fair value at December 31, 2018	$—	$26	$26	$161	$161
Additions and settlements	33	—	33	(10)	(10)
Revaluation	6	12	18	106	106
Fair value at December 31, 2019	$39	$38	$77	$257	$257
(1)	The unrealized gain (loss) of $4 related to changes in the fair value of the host debt is included in Other comprehensive income. The gain (loss) of $2 related to the debt discount amortization recognized is included in Other income, net.
(2)	The gain (loss) recognized is included in Net income (loss) from discontinued operations.

During the third quarter of 2018, the Company performed a non-recurring fair value measurement (e.g. Level 3 of the fair value hierarchy) in connection with recoverability and impairment tests performed at certain Nevada exploration properties due to the Company’s decision to focus on advancing other projects and at Emigrant due to a change in the mine plan that resulted in a decrease in mine life.

The estimated fair value of the Nevada exploration properties was determined using comparable transactions. The estimated fair value of Emigrant’s existing operations was determined using (i) a country specific discount rate of 5.2%, (ii) a short-term gold price

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

of $1,213 based on the 2018 third quarter average of the London PM fix, (iii) a long-term gold price of $1,300, and (iv) updated cash flow information from the Company’s business plan. For further information regarding the impairment charges, see Note 8.

NOTE 19    DERIVATIVE INSTRUMENTS

The Company uses hedge programs to mitigate the variability of its operating costs primarily related to diesel price fluctuations. Newmont’s hedge portfolio consists of a series of financially settled fixed forward contracts, which run through the second quarter of 2022 in Australia.

The following diesel contracts were transacted for risk management purposes and qualify as cash flow hedges. The unrealized changes in market value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings.

The Company had the following diesel derivative contracts outstanding at December 31, 2019:

	Expected Maturity Date
	2020	2021	2022	Total/ Average
Diesel Fixed Forward Contracts:
South America (1)
Diesel gallons (millions)	3	1	—	4
Average rate ($/gallon)	1.86	1.86	1.82	1.86

Australia
Diesel barrels (thousands)	129	102	7	238
Average rate ($/barrel)	78.91	81.15	75.93	79.78
(1)	In January 2020, the Company settled all diesel fixed forward contracts in South America, which resulted in an immaterial net gain.

Derivative Instrument Fair Values

The fair value of the Company’s derivative instruments designated as cash flow hedges at December 31, 2019 was $1, and was classified in Other non-current liabilities. The fair value of the Company’s derivative instruments designated as cash flow hedges at December 31, 2018 was $2 and $3, and were classified in Other current liabilities and Other non-current liabilities, respectively.

As of December 31, 2019 and 2018, all hedging instruments held by the Company were subject to enforceable master netting arrangements held with various financial institutions. In general, the terms of the Company’s agreements provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that occur on the same date, in the same commodity and in the same currency. The Company’s agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions in its accompanying balance sheets. As of December 31, 2019 and 2018, the potential effect of netting derivative assets against liabilities due to the master netting agreement was not significant.

Batu Hijau Contingent Consideration

Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara in 2016 included certain contingent payment provisions that were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. Contingent consideration of $38 and $26 is included in Other non-current assets in the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. See Note 18 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Continental Conversion Option

In March 2019, Newmont entered into a $50 convertible debt agreement with Continental. The debt is convertible into common shares of Continental at a price of C$3.00 per share. The conversion feature has been identified as an embedded derivative, which has been bifurcated from the host instrument and included in the Continental equity method investment balance. The value of the conversion option was $51 as of December 31, 2019. See Notes 18 and 20 for additional information.

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

The impact to Sales from revenue recognized due to changes in the final pricing is a (decrease) increase of $22, $(9), and $24 for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, Newmont had gold sales of 136,000 ounces priced at an average of $1,518 per ounce, copper sales of 15 million pounds priced at an average price of $2.80 per pound, silver sales of 5 million ounces priced at an average of $17.91 per ounce, lead sales of 40 million pounds priced at an average of $0.88 per pound and zinc sales of 51 million pounds priced at an average of $1.05 per pound, subject to final pricing over the next several months.

NOTE 20    INVESTMENTS

	At December 31, 2019	At December 31, 2018
Current:
Marketable equity securities	$237	$48

Non-current:
Marketable equity securities	$126	$70

Equity method investments:
Pueblo Viejo Mine (40.0%)	1,230	—
NuevaUnión Project (50.0%)	940	—
Norte Abierto Project (50.0%)	478	—
Continental Gold, Inc. (18.9%)	164	—
TMAC Resources Inc. (28.0%)	114	109
Maverix Metals Inc. (25.1%)	93	85
Alumbrera Mine (37.5%)	54	—
Minera La Zanja S.R.L. (46.9%)	—	7
	3,073	201
	$3,199	$271

Non-current restricted investments: (1)
Marketable debt securities	$54	$51
Other assets	1	6
	$55	$57
(1)	Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 7.

On April 18, 2019, as a part of the Newmont Goldcorp transaction, the Company acquired interests in the Pueblo Viejo mine, the NuevaUnión project, the Norte Abierto project and the Alumbrera mine.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Pueblo Viejo

The Pueblo Viejo mine is located in the Dominican Republic and commenced operations in September 2014.  Barrick operates and holds the remaining interest in the mine. At December 31, 2019 the carrying value of Newmont’s equity investment in Pueblo Viejo was lower than the underlying net assets of its investment by $326. This basis difference is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine.

In June 2009, Goldcorp entered into a $400 shareholder loan agreement with Pueblo Viejo with a term of fifteen years. In April 2012, additional funding of $300 was issued to Pueblo Viejo with a term of twelve years. Both loans bear interest at 95% of LIBOR plus 2.95% which is compounded semi-annually in arrears on February 28 and August 31 of each year. The loans have no set repayment terms. At December 31, 2019, the carrying amount of the Company’s share of shareholder loans to Pueblo Viejo was $425, which is included in the Pueblo Viejo equity method investment. At December 31, 2019, $7 in interest receivable relating to the shareholder loans was also included in the Pueblo Viejo equity method investment.

In September 2019, the Company and Barrick entered into a $70 revolving loan facility (“Revolving Facility”) to provide short-term financing to Pueblo Viejo. The Company will fund 40% of the borrowings based on its ownership interest in Pueblo Viejo. Under the terms of the Revolving Facility, borrowings bear interest at LIBOR plus 2.09% and expire on December 31, 2020. There were no borrowings outstanding under the Revolving Facility as of December 31, 2019.

The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $445 during the year ended December 31, 2019. These purchases, net of subsequent sales, were included in Other income and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of December 31, 2019.

NuevaUnión

The NuevaUnión project is located in Chile and is currently under development. The project is jointly managed by Newmont and Teck Resources, who holds the remaining interest. At December 31, 2019 the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment by $67. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life beginning when commercial production is declared.

Norte Abierto

The Norte Abierto project is located in Chile and is currently under development. The project is jointly managed by Newmont and Barrick, who holds the remaining interest. As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. At December 31, 2019, there were $154 of deferred payments included in Other non-current liabilities on the Consolidated Balance Sheet.

At December 31, 2019 the carrying value of Newmont’s equity investment in Norte Abierto was lower than the underlying net assets of its investment by $209. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life beginning when commercial production is declared.

Continental Gold, Inc.

Newmont holds a right to maintain a 19.9% interest in Continental Gold, Inc. (“Continental”). As of December 31, 2019, Newmont’s interest in Continental was 18.9%, which was diluted due to the conversion of convertible debentures held by another investor during the fourth quarter of 2019. The Company accounts for Continental on a quarter lag and adjusts for any material differences between IFRS to U.S. GAAP. Continental owns and is developing the high-grade Buriticá gold project located in Colombia. In May 2017, Newmont purchased 37 million common shares of Continental Gold Inc. (“Continental”) at C$4.00 per share for total consideration of $109.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

During the first quarter of 2019, the Company determined that based on its evolving roles on advisory committees and its support for recent financing events, Newmont had the ability to exercise significant influence over Continental and concluded that the investment qualified as an equity method investment. As a result, the Company reclassified its existing Continental marketable equity security to an equity method investment. The fair value of the marketable equity security was $73, which formed the new basis for the equity method investment.

Additionally, in March 2019, the Company entered into a convertible debt agreement with Continental totaling $50. The debt is convertible into common shares of Continental at a price of C$3.00 per share. The debt is an unrestricted marketable debt security and is classified as available-for-sale. The fair value of the marketable debt security was $39 as of December 31, 2019 and is included in the Continental equity method investment balance. The conversion feature has been identified as an embedded derivative, which has been bifurcated from the host instrument and included in the Continental equity method investment balance. The fair value of the conversion option was $51 as of December 31, 2019. Changes in the conversion option fair value are included in Other Income, net.

During the fourth quarter of 2019, the Company entered into a contractual arrangement to sell its entire interest in Continental, including its convertible debt, for $260 million.

Alumbrera

The Alumbrera mine is located in Argentina. The mine commenced operations in 1998; however, the mine is currently not operating as a production mine as of December 31, 2019. Glencore and Yamana Gold hold the remaining 50% and 12.5% interest, respectively. At December 31, 2019 the carrying value of Newmont’s equity investment in Alumbrera was higher than the underlying net assets of its investment by $67. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine once operations resume.

The Company, Glencore, and Yamana signed an Integration Agreement in March 2019 through which the parties seek to combine the Agua Rica project with Alumbrera. The Agua Rica project is wholly owned by Yamana. The terms of the Integration Agreement would result in Newmont holding an 18.75% interest in the combined assets. As of December 31, 2019, the Integration Agreement had not been implemented by the parties.

Other

In November 2017, Newmont acquired 2 million TMAC shares at a price of C$7.00 per share for $12. In September 2018, Newmont participated in the TMAC offering acquiring approximately 6 million shares at a price of C$4.25 per share for $19, maintaining its approximate 28.6% ownership interest, which was diluted from 2017 primarily due to the exercise of warrants held by other shareholders. Subsequent to participating in the 2018 TMAC offering, Newmont’s ownership interest has decreased to 28.0% as of December 31, 2019, primarily due to Newmont not exercising its participation rights on private placements that occurred in 2019.

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

In June 2017, Newmont exchanged its 31% interest in the Fort á la Corne joint venture in consideration for 54 million common shares and 1 million common share warrants in Star Diamond, formerly known as Shore Gold, valued at $15. Following the

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

transaction, Newmont held a 19.9% equity ownership in Star Diamond. This investment has been classified as a marketable equity security.

In April 2017, Newmont purchased 13 million units (one common share and one warrant per unit) of Goldstrike Resources Ltd. (“Goldstrike”) at a price of C$0.47 per share for $4. The investment secures rights to explore and develop the Plateau property located in a highly prospective mineralized trend in Canada’s Yukon Territory with Goldstrike, with the ability to earn additional ownership in the project through exploration investment. This investment has been classified as a marketable equity security.

See Note 10 for discussion of investment impairments recognized during 2019 and 2018. In 2017, there were no investment impairments for other-than-temporary declines in value or significant changes in fair value on previously impaired available-for-sale securities.

NOTE 21    INVENTORIES

	At December 31,
	2019	2018
Materials and supplies	$655	$439
In-process	189	104
Concentrate and copper cathode (1)	96	61
Precious metals (2)	74	26
	$1,014	$630
(1)	Concentrate includes gold, copper, silver, lead and zinc.
(2)	Precious metals includes gold and silver doré.

In 2019, the Company recorded write-downs of $18 and $5, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2019, $10 were related to CC&V, $5 to Nevada Gold Mines and $8 to Phoenix.

In 2018, the Company recorded write-downs of $14 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2018, $5 were related to CC&V, $2 to Yanacocha, $2 to Carlin, $5 to Phoenix and $2 to Twin Creeks.

In 2017, the Company recorded write-downs of $14 and $2, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2017, $4 were related to CC&V, $4 to Yanacocha, $4 to Carlin and $4 to Phoenix.

NOTE 22    STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2019	2018
Current:
Stockpiles	$493	$395
Ore on leach pads	319	302
	$812	$697
Non-current:
Stockpiles	$1,154	$1,429
Ore on leach pads	330	437
	$1,484	$1,866
Total:
Stockpiles	$1,647	$1,824
Ore on leach pads	649	739
	$2,296	$2,563

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Stockpiles		Leach pads
	At December 31,		At December 31,
	2019	2018	2019	2018
Stockpiles and ore on leach pads:
CC&V	$6	$23	$239	$278
Musselwhite	53	—	—	—
Porcupine	2	—	—	—
Éléonore	1	—	—	—
Peñasquito	193	—	—	—
Yanacocha	55	71	181	173
Merian	45	35	—	—
Boddington	458	458	—	—
Tanami	4	2	—	—
Kalgoorlie	—	121	—	—
Ahafo	403	417	—	—
Akyem	126	82	—	—
Nevada Gold Mines	301	—	229	—
Carlin	—	263	—	186
Phoenix	—	32	—	32
Twin Creeks	—	320	—	25
Long Canyon	—	—	—	45
	$1,647	$1,824	$649	$739

In 2019, the Company recorded write-downs of $112 and $45, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2019, $15 were related to CC&V, $21 to Yanacocha, $22 to Boddington, $34 to Akyem, $18 to Nevada Gold Mines, $44 to Carlin and $3 to Twin Creeks.

In 2018, the Company recorded write-downs of $257 and $97, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2018, $7 were related to CC&V, $51 to Yanacocha, $46 to Ahafo, $56 to Akyem, $152 to Carlin and $42 to Twin Creeks.

In 2017, the Company recorded write-downs of $198 and $77, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2017, $70 were related to Yanacocha, $31 to Ahafo, $45 to Akyem, $83 to Carlin and $46 to Twin Creeks.

NOTE 23    PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable			At December 31, 2019			At December 31, 2018
	Life				Accumulated	Net Book		Accumulated	Net Book
	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Land				$193	$—	$193	$222	$—	$222
Facilities and equipment (1)	1	-	27	17,676	(8,385)	9,291	16,661	(10,683)	5,978
Mine development	1	-	18	3,427	(2,037)	1,390	5,598	(3,314)	2,284
Mineral interests	1	-	18	13,581	(1,268)	12,313	2,658	(1,114)	1,544
Construction-in-progress				2,089	—	2,089	2,230	—	2,230
				$36,966	$(11,690)	$25,276	$27,369	$(15,111)	$12,258
(1)	At December 31, 2019 and 2018, Facilities and equipment include finance lease right of use assets of $740 and $-, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Depreciable			At December 31, 2019			At December 31, 2018
	Life				Accumulated	Net Book		Accumulated	Net Book
Mineral Interests	(in years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Production stage	1	-	18	$8,990	$(1,268)	$7,722	$1,654	$(1,114)	$540
Development stage		(1)		1,106	—	1,106	59	—	59
Exploration stage		(1)		3,485	—	3,485	945	—	945
				$13,581	$(1,268)	$12,313	$2,658	$(1,114)	$1,544
(1)	These amounts are currently non-depreciable as these mineral interests have not reached production stage.

Construction-in-progress at December 31, 2019 of $2,089 included $199 at North America primarily related to construction at Peñasquito and CC&V, $1,389 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, Argentina and Suriname, $141 at Australia primarily related to infrastructure at Tanami and Boddington, $249 at Africa primarily related to the Ahafo North project and other infrastructure at Akyem and $95 at Nevada primarily related to infrastructure at NGM. There have been no costs capitalized during 2019 for the Conga project in South America, reported in Other South America.

Construction-in-progress at December 31, 2018 of $2,230 included $4 at North America primarily related to construction at CC&V, $1,373 at South America primarily related to engineering and construction at Conga and Suriname and infrastructure at Yanacocha, $324 at Australia primarily related to infrastructure at Tanami, Boddington, and Kalgoorlie and the Tanami Power project, $426 at Africa primarily related to the Subika underground project and Ahafo Mill expansion and other infrastructure at Akyem and $96 at Nevada primarily related to infrastructure at Carlin and Twin Creeks. The Carlin and Twin Creeks mine sites were contributed to NGM effective July 1, 2019. There have been no costs capitalized during 2018 for the Conga project in South America, reported in Other South America.

NOTE 24    GOODWILL

Changes in the carrying amount of goodwill by reportable segment were as follows:

	North America	South America	Australia	Nevada	Total
Balance at December 31, 2018	$—	$—	$58	$—	$58
Additions due to Newmont Goldcorp transaction (1)	2,095	442	—	—	2,537
Additions due to formation of NGM (2)	—	—	—	268	268
Reclassifications to assets held for sale (3)	(131)	—	(58)	—	(189)
Balance at December 31, 2019	$1,964	$442	$—	$268	$2,674
(1)	For further information regarding the Newmont Goldcorp transaction, refer to Note 3.
(2)	For further information regarding the formation of NGM, refer to Note 4.
(3)	For further information on the agreements to sell Red Lake and Kalgoorlie, refer to Note 5.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 25    DEBT

	At December 31, 2019			At December 31, 2018
	Current	Non-Current	Fair Value (1)	Current	Non-Current	Fair Value (1)
2019 Senior Notes, net	$—	$—	$—	$626	$—	$641
2021 Senior Notes, net	—	553	562	—	—	—
2022 Senior Notes, net	—	988	1,026	—	987	992
2023 Senior Notes, net	—	1,012	1,050	—	—	—
2029 Senior Notes, net	—	688	700	—	—	—
2035 Senior Notes, net	—	575	794	—	594	655
2039 Senior Notes, net	—	859	1,180	—	859	972
2042 Senior Notes, net	—	985	1,188	—	984	969
2044 Senior Notes, net	—	483	568	—	—	—
Debt issuance costs on Corporate Revolving Credit Facilities	—	(5)	—	—	(6)	—
	$—	$6,138	$7,068	$626	$3,418	$4,229
(1)	The estimated fair value of these Senior Notes was determined by an independent third party pricing source and may or may not reflect the actual trading value of this debt.

All outstanding Senior Notes are unsecured and rank equally with one another.

Scheduled minimum debt repayments are as follows for the year ending December 31:

2020	$—
2021	550
2022	992
2023	1,000
2024	—
Thereafter	3,624
$6,166

Corporate Revolving Credit Facilities and Letters of Credit Facilities

On April 4, 2019, the Company entered into a $3,000 revolving credit facility (“New Credit Agreement”) with a syndicate of financial institutions that expires in April 2024. The New Credit Agreement provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. The New Credit Agreement replaces the Company’s existing credit agreement dated as of May 20, 2011, as amended and restated as of May 25, 2017 (“Existing Credit Agreement”). At December 31, 2019, the Company had no borrowings outstanding under the facility. There was $60 and $86 outstanding on the sub-facility letters of credit at December 31, 2019 and 2018, respectively.

In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch. The LC Agreement established a $175 letter of credit facility for a three year period to support reclamation obligations. In 2017, the agreement was extended to September 30, 2020. The LC Agreement had a balance of $170 and $172 at December 31, 2019 and 2018, respectively.

Prior to the closing of the Newmont Goldcorp transaction, Goldcorp held a series of letters of credit, several of which represented guarantees for reclamation obligations. Newmont continues to hold these letters of credit. At December 31, 2019, the Company had letters of credit outstanding in the amount of $424 of which $353 represented guarantees for reclamation obligations. None of these letters of credit have been drawn on for reclamation obligations, as of December 31, 2019.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

2017 Convertible Senior Notes

In July 2017, the Company repaid the $575 outstanding aggregate principal amount of the 2017 Convertible Senior Notes at maturity. For the year ended December 31, 2017, the Company recorded $5 of interest expense for the contractual interest coupon and $14 of amortization of the debt discount related to the Convertible Senior Notes.

2019 and 2039 Senior Notes

In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized Senior Notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 Senior Notes were $895 and $1,080, respectively. The 2019 Senior Notes paid interest semi-annually at a rate of 5.125% per annum and the 2039 Senior Notes pay semi-annual interest of 6.25% per annum. In March 2016, the Company purchased approximately $274 of its 2019 Senior Notes and $226 of its 2039 Senior Notes through a debt tender offer. The remaining $626 of the 2019 Senior Note was paid off at maturity on October 1, 2019, primarily with the proceeds from the issuance of the 2029 Senior Note.

2021, 2023 and 2044 Senior Notes

Subsequent to closing of the Newmont Goldcorp transaction, the Company completed a like-for-like exchange for the majority of the outstanding notes issued by Goldcorp (“Existing Goldcorp notes”), with an aggregate principal amount of $2,000, for new notes issued by Newmont (the “New Newmont notes”) and nominal cash consideration. The New Newmont notes, issued April 22, 2019, and the Existing Goldcorp notes that were not tendered for exchange, consist of $472 and $78 of 3.625% notes due June 9, 2021, $810 and $190 of 3.70% notes due March 15, 2023 and $444 and $6 of 5.45% notes due June 9, 2044, respectively. Pursuant to registration rights issued with the New Newmont notes, the Company filed Form S-4 on June 28, 2019, which was declared effective on July 9, 2019. The exchange for the registered notes was completed on August 9, 2019.

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

2029 Senior Notes

In September 2019, the Company completed a public offering of $700 unsecured Senior Notes due October 2029 (“2029 Senior Notes”). Net proceeds from the 2029 Senior Notes were $690. The 2029 Senior Notes will pay interest semi-annually at a rate of 2.80% per annum. The proceeds from this issuance were primarily used to repay the outstanding balance on the 2019 Senior Notes of $626 on October 1, 2019.

2035 Senior Notes

In March 2005, Newmont issued uncollateralized Senior Notes with a principal amount of $600 due April 2035 bearing an annual interest rate of 5.88%.

As discussed in Note 4, the Company executed the First Supplemental Indenture whereby NGM, upon its formation, agreed to provide a full and unconditional guarantee of the 2035 Notes. After completion of a successful consent solicitation on August 23, 2019, the Company executed the Second Supplemental Indenture that released NGM from its guarantee of the 2035 Notes. The Second Supplemental Indenture also amended certain provisions of the 2035 Indenture to conform with the Company’s other outstanding indentures.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Other debt related activity

Subsequent to closing of the Newmont Goldcorp transaction, the Company paid the outstanding principal balances of Goldcorp’s term loan of $400 and Goldcorp’s revolving credit facility of $850.

Debt Covenants

The Company’s senior notes and revolving credit facility contain various covenants and default provisions including payment defaults, limitation on liens, leases, sales and leaseback agreements and merger restrictions. Furthermore, the Company’s senior notes and corporate revolving credit facility contain covenants that include, limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions and a negative pledge on certain assets.

The corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.50% in addition to the covenants noted above.

At December 31, 2019 and 2018, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NOTE 26 LEASE AND OTHER FINANCING OBLIGATIONS

The Company primarily has operating and finance leases for corporate and regional offices, processing facilities and mining equipment. These leases have a remaining lease term of less than 1 year to 38 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 2 years. Certain of our leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

Total lease cost includes the following components:

Year Ended
December 31, 2019
Operating lease cost	$22
Finance lease cost
Amortization of ROU assets	78
Interest on lease liabilities	34
112
Variable lease cost	350
Short-term lease cost	46
$530

Rent expense for 2018 and 2017 was $51 and $43, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Supplemental cash flow information related to leases includes the following:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$27
Operating cash flows relating to finance leases	$32
Financing cash flows relating to finance leases	$55

Non-cash lease obligations arising from obtaining ROU assets: (1)
Operating leases	$116
Finance leases	$731
(1)	Operating and finance lease obligations assumed in relation to the Newmont Goldcorp transaction were $49 and $423, respectively. Operating and finance lease obligations assumed in relation to the formation of NGM were $11 and $1, respectively.

Information related to lease terms and discount rates is as follows:

	Operating	Finance
	Leases	Leases
Weighted average remaining lease term (years)	7	12
Weighted average discount rate	5.31%	5.60%

Future minimum lease payments under non-cancellable leases as of December 31, 2019, were as follows:

	Operating	Finance
	Leases	Leases
2020	$28	$101
2021	18	99
2022	11	88
2023	7	81
2024	5	72
Thereafter	18	536
Total future minimum lease payments	87	977
Less: Imputed interest	(12)	(281)
Total	$75	$696

In December 2017, the Company began the Tanami Power project which included the construction of a gas pipeline to the Tanami site, and construction and operation of two on-site power stations under agreements that qualified for build-to-suit lease accounting. During 2018 and 2017, the Company recorded a non-cash increase to construction-in-progress included as part of Property, plant and mine development, net and a corresponding increase to financing obligations included in Lease and other financing obligations of $196 and $14, respectively under the build-to-suit arrangements. As of December 31, 2018, the financing obligations under the build-to-suit arrangements were $210, of which $24 was classified as current. During the first quarter of 2019, construction of the gas pipeline and power stations was completed. Upon completion, the build-to-suit arrangements failed to qualify for sale-leaseback accounting. Finance lease obligations recognized on both arrangements totaled $189 as of December 31, 2019, of which $26 was classified as current.

As of December 31, 2019, we have an additional operating lease for corporate office space that has not yet commenced. At commencement, the Company anticipates that this lease will result in an additional lease liability of $65. The operating lease is anticipated to commence in 2020 and has a lease term of 13 years.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 27    OTHER LIABILITIES

	At December 31,	At December 31,
	2019	2018
Other current liabilities:
Accrued operating costs	$210	$129
Reclamation and remediation liabilities	169	114
Payables to joint venture partners	75	—
Silver streaming agreement	69	—
Royalties	60	63
Accrued interest	60	52
Accrued capital expenditures	58	61
Taxes other than income and mining	47	8
Operating leases	28	—
Holt royalty obligation	14	12
Other	90	16
	$880	$455

Other non-current liabilities:
Income and mining taxes (1)	$445	$17
Holt royalty obligation	243	149
Norte Abierto deferred payments	154	—
Galore Creek deferred payments	92	89
Operating leases	47	—
Social development obligations	18	18
Power supply agreements	—	28
Other	62	13
	$1,061	$314
(1)	Income and mining taxes at December 31, 2019 includes a balance of $445 related to unrecognized tax benefits, interest and penalties. The acquisition of Goldcorp increased the Company’s unrecognized tax benefits by $396. See Note 11 for additional information.

.

NOTE 28    RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

			Pension and	Unrealized Gain
	Unrealized Gain	Foreign	Other	(Loss) on
	(Loss) on	Currency	Post-retirement	Cash flow
	Investment	Translation	Benefit	Hedge
	Securities, net	Adjustments	Adjustments	Instruments	Total
Balance at December 31, 2017	$(116)	$130	$(208)	$(98)	$(292)
Cumulative effect adjustment of adopting ASU No. 2016-01	115	—	—	—	115
Cumulative effect adjustment of adopting ASU No. 2018-02	—	—	(45)	(51)	(96)
Net current-period other comprehensive income (loss):
Change in other comprehensive income (loss) before reclassifications	1	(12)	(29)	(3)	(43)
Reclassifications from accumulated other comprehensive income (loss)	—	—	20	12	32
Other comprehensive income (loss)	1	(12)	(9)	9	(11)
Balance at December 31, 2018	$—	$118	$(262)	$(140)	$(284)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	5	1	(10)	20	16
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	(9)	12	3
Other comprehensive income (loss)	5	1	(19)	32	19
Balance at December 31, 2019	$5	$119	$(281)	$(108)	$(265)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Years Ended December 31,
	2019	2018	2017
Marketable securities adjustments:
Sale of marketable securities	$—	$—	$(5)	Other income, net
Total before tax	—	—	(5)
Tax	—	—	—
Net of tax	$—	$—	$(5)

Pension and other post-retirement benefit adjustments:
Amortization	$14	$25	$23	Other income, net (1)
Curtailment	(23)	—	—	Other income, net (2)
Settlements	—	—	5	Other income, net (2)
Total before tax	(9)	25	28
Tax	—	(5)	(10)
Net of tax	$(9)	$20	$18

Hedge instruments adjustments:
Operating cash flow hedges	$3	$6	$27	Costs applicable to sales
Interest rate contracts	11	10	10	Interest expense, net
Total before tax	14	16	37
Tax	(2)	(4)	(12)
Net of tax	$12	$12	$25
Total reclassifications for the period, net of tax	$3	$32	$38
(1)	In 2019 and 2018, this accumulated other comprehensive income (loss) component was included in Other income, net as a result of adopting ASU No. 2017-07. In 2017, this accumulated other comprehensive income (loss) component was included in Costs applicable to sales or General and administrative. Refer to Note 2 for information on costs that benefit the inventory/production process.
(2)	In 2019 and 2018, this accumulated other comprehensive income (loss) component was included in Other income, net as a result of adopting ASU No. 2017-07. In 2017, this accumulated other comprehensive income (loss) component was included in Other expense, net.

Placeholder

NOTE 29    NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2019	2018	2017
Decrease (increase) in operating assets:
Trade and other receivables	$(193)	$(109)	$35
Inventories, stockpiles and ore on leach pads	(132)	(250)	(204)
Other assets	29	(49)	(52)
Increase (decrease) in operating liabilities:
Accounts payable	144	(73)	49
Reclamation and remediation liabilities	(102)	(72)	(78)
Payment of accreted interest from debt discount (1)	—	—	(196)
Other accrued liabilities	(55)	(190)	54
	$(309)	$(743)	$(392)
(1)	In July 2017, the Company repaid the $575 outstanding aggregate principal amount of the 2017 Convertible Senior Notes at maturity. This debt repayment included accreted interest of $196 from the debt discount at origination that is classified as a cash outflow from operating activities.

Placeholder

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 30    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2019	2018	2017
Income and mining taxes paid, net of refunds	$437	$429	$214
Interest paid, net of amounts capitalized	$273	$188	$435

Non-cash Investing Activities

Refer to Note 3 for non-cash information related to the Newmont Goldcorp transaction, Note 4 for non-cash information related to the formation of NGM and Note 26 for non-cash information related to leases.

Non-cash Financing Activities

Dividends declared for the years ended December 31, 2019, 2018 and 2017 were $895, $301 and $134, respectively, of which $889, $301 and $134 had been paid as of December 31, 2019, 2018 and 2017, respectively. Differences are due to timing of payments.

Cash calls requested from noncontrolling interests for the years ended December 31, 2019, 2018 and 2017 were $95, $99 and $97, respectively, of which $93, $100 and $94 had been received as of December 31, 2019, 2018 and 2017, respectively. Differences are due to timing of receipts.

Distributions declared to noncontrolling interests for the years ended December 31, 2019, 2018 and 2017 were $187, $160 and $170, respectively, of which $186, $160 and $178 had been paid as of December 31, 2019, 2018 and 2017, respectively. Differences are due to timing of payments.

NOTE 31    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$895	$8,851	$(6)	$9,740
Costs and expenses:
Costs applicable to sales (1)	—	583	4,618	(6)	5,195
Depreciation and amortization	4	189	1,767	—	1,960
Reclamation and remediation	—	17	263	—	280
Exploration	—	20	245	—	265
Advanced projects, research and development	—	19	131	—	150
General and administrative	—	76	237	—	313
Impairment of long-lived assets	—	1	4	—	5
Other expense, net	4	168	123	—	295
	8	1,073	7,388	(6)	8,463
Other income (expense):
Gain on formation of Nevada Gold Mines	—	2,390	—	—	2,390
Other income, net	47	76	204	—	327
Interest income - intercompany	121	54	89	(264)	—
Interest expense - intercompany	(6)	1	(259)	264	—
Interest expense, net	(252)	(2)	(47)	—	(301)
	(90)	2,519	(13)	—	2,416
Income (loss) before income and mining tax and other items	(98)	2,341	1,450	—	3,693
Income and mining tax benefit (expense)	20	(473)	(379)	—	(832)
Equity income (loss) of affiliates	2,883	104	95	(2,987)	95
Net income (loss) from continuing operations	2,805	1,972	1,166	(2,987)	2,956
Net income (loss) from discontinued operations	—	—	(72)	—	(72)
Net income (loss)	2,805	1,972	1,094	(2,987)	2,884
Net loss (income) attributable to noncontrolling interests	—	—	(79)	—	(79)
Net income (loss) attributable to Newmont stockholders	$2,805	$1,972	$1,015	$(2,987)	$2,805
Comprehensive income (loss)	$2,824	$1,961	$1,105	$(2,987)	$2,903
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(79)	—	(79)
Comprehensive income (loss) attributable to Newmont stockholders	$2,824	$1,961	$1,026	$(2,987)	$2,824
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,896	$5,357	$—	$7,253
Costs and expenses:
Costs applicable to sales (1)	—	1,206	2,887	—	4,093
Depreciation and amortization	4	349	862	—	1,215
Reclamation and remediation	—	32	131	—	163
Exploration	—	55	142	—	197
Advanced projects, research and development	—	34	119	—	153
General and administrative	—	82	162	—	244
Impairment of long-lived assets	—	336	33	—	369
Other expense, net	—	4	25	—	29
	4	2,098	4,361	—	6,463
Other income (expense):
Gain on formation of Nevada Gold Mines	—	—	—	—	—
Other income, net	(56)	40	171	—	155
Interest income - intercompany	83	51	43	(177)	—
Interest expense - intercompany	(6)	—	(171)	177	—
Interest expense, net	(190)	(7)	(10)	—	(207)
	(169)	84	33	—	(52)
Income (loss) before income and mining tax and other items	(173)	(118)	1,029	—	738
Income and mining tax benefit (expense)	14	(15)	(385)	—	(386)
Equity income (loss) of affiliates	500	(228)	(33)	(272)	(33)
Net income (loss) from continuing operations	341	(361)	611	(272)	319
Net income (loss) from discontinued operations	—	—	61	—	61
Net income (loss)	341	(361)	672	(272)	380
Net loss (income) attributable to noncontrolling interests	—	—	(39)	—	(39)
Net income (loss) attributable to Newmont stockholders	$341	$(361)	$633	$(272)	$341
Comprehensive income (loss)	$330	$(440)	$779	$(300)	$369
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(39)	—	(39)
Comprehensive income (loss) attributable to Newmont stockholders	$330	$(440)	$740	$(300)	$330
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont	Newmont	Other		Corporation
Condensed Consolidating Statement of Operation	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,955	$5,424	$—	$7,379
Costs and expenses:
Costs applicable to sales (1)	—	1,209	2,853	—	4,062
Depreciation and amortization	4	355	902	—	1,261
Reclamation and remediation	—	63	129	—	192
Exploration	—	43	136	—	179
Advanced projects, research and development	—	21	122	—	143
General and administrative	—	80	157	—	237
Impairment of long-lived assets	—	—	14	—	14
Other expense, net	—	12	20	—	32
	4	1,783	4,333	—	6,120
Other income (expense):
Gain on formation of Nevada Gold Mines	—	—	—	—	—
Other income, net	41	6	7	—	54
Interest income - intercompany	149	43	41	(233)	—
Interest expense - intercompany	(39)	(4)	(190)	233	—
Interest expense, net	(222)	(7)	(12)	—	(241)
	(71)	38	(154)	—	(187)
Income (loss) before income and mining tax and other items	(75)	210	937	—	1,072
Income and mining tax benefit (expense)	(34)	(23)	(1,070)	—	(1,127)
Equity income (loss) of affiliates	(5)	(108)	(16)	113	(16)
Net income (loss) from continuing operations	(114)	79	(149)	113	(71)
Net income (loss) from discontinued operations	—	—	(38)	—	(38)
Net income (loss)	(114)	79	(187)	113	(109)
Net loss (income) attributable to noncontrolling interests	—	—	(5)	—	(5)
Net income (loss) attributable to Newmont stockholders	$(114)	$79	$(192)	$113	$(114)
Comprehensive income (loss)	$(72)	$90	$(198)	$113	$(67)
Comprehensive loss (income) attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive income (loss) attributable to Newmont stockholders	$(72)	$90	$(203)	$113	$(72)
(1)	Excludes Depreciation and amortization and Reclamation and remediation.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$328	$95	$2,933	$(480)	$2,876
Net cash provided by (used in) operating activities of discontinued operations	—	—	(10)	—	(10)
Net cash provided by (used in) operating activities	328	95	2,923	(480)	2,866
Investing activities:
Additions to property, plant and mine development	—	(110)	(1,353)	—	(1,463)
Return of investment from equity method investees	—	—	132	—	132
Acquisitions, net	(17)	—	144	—	127
Purchases of investments	(78)	(14)	(20)	—	(112)
Proceeds from sales of investments	—	15	52	—	67
Proceeds from sales of other assets	—	20	10	—	30
Other	—	—	(7)	—	(7)
Net cash provided by (used in) investing activities	(95)	(89)	(1,042)	—	(1,226)
Financing activities:
Repayment of debt	(626)	—	(1,250)	—	(1,876)
Dividends paid to common stockholders	(889)	—	(480)	480	(889)
Proceeds from issuance of debt, net	690	—	—	—	690
Repurchases of common stock	(479)	—	—	—	(479)
Distributions to noncontrolling interests	—	—	(186)	—	(186)
Funding from noncontrolling interests	—	—	93	—	93
Payments on lease and other financing obligations	—	—	(55)	—	(55)
Payments for withholding of employee taxes related to stock-based compensation	—	(50)	—	—	(50)
Proceeds from sale of noncontrolling interests	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—
Net intercompany borrowings (repayments)	1,096	45	(1,141)	—	—
Other	(25)	—	—	—	(25)
Net cash provided by (used in) financing activities	(233)	(5)	(3,019)	480	(2,777)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3)	—	(3)
Net change in cash, cash equivalents and restricted cash	—	1	(1,141)	—	(1,140)
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,489	—	3,489
Cash, cash equivalents and restricted cash at end of period	$—	$1	$2,348	$—	$2,349

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$2,243	$—	$2,243
Restricted cash included in Other current assets	—	—	2	—	2
Restricted cash included in Other non-current assets	—	1	103	—	104
Total cash, cash equivalents and restricted cash	$—	$1	$2,348	$—	$2,349

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(147)	$578	$1,406	$—	$1,837
Net cash provided by (used in) operating activities of discontinued operations	—	—	(10)	—	(10)
Net cash provided by (used in) operating activities	(147)	578	1,396	—	1,827
Investing activities:
Additions to property, plant and mine development	—	(274)	(758)	—	(1,032)
Return of investment from equity method investees	—	—	—	—	—
Acquisitions, net	—	—	(140)	—	(140)
Purchases of investments	(6)	—	(33)	—	(39)
Proceeds from sales of investments	—	13	5	—	18
Proceeds from sales of other assets	—	—	24	—	24
Other	—	(1)	(7)	—	(8)
Net cash provided by (used in) investing activities	(6)	(262)	(909)	—	(1,177)
Financing activities:
Repayment of debt	—	—	—	—	—
Dividends paid to common stockholders	(301)	—	—	—	(301)
Proceeds from issuance of debt, net	—	—	—	—	—
Repurchases of common stock	(98)	—	—	—	(98)
Distributions to noncontrolling interests	—	—	(160)	—	(160)
Funding from noncontrolling interests	—	—	100	—	100
Payments on lease and other financing obligations	—	(1)	(3)		(4)
Payments for withholding of employee taxes related to stock-based compensation	—	(40)	—	—	(40)
Proceeds from sale of noncontrolling interests	—	—	48	—	48
Acquisition of noncontrolling interests	—	—	—	—	—
Net intercompany borrowings (repayments)	552	(275)	(277)	—	—
Other	—	—	—	—	—
Net cash provided by (used in) financing activities	153	(316)	(292)	—	(455)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4)	—	(4)
Net change in cash, cash equivalents and restricted cash	—	—	191	—	191
Cash, cash equivalents and restricted cash at beginning of period	—	—	3,298	—	3,298
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,489	$—	$3,489

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,397	$—	$3,397
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other non-current assets	—	—	91	—	91
Total cash, cash equivalents and restricted cash	$—	$—	$3,489	$—	$3,489

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31, 2017
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont	Newmont	Other		Corporation
Condensed Consolidating Statement of Cash Flows	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities of continuing operations	$(325)	$(207)	$2,671	$—	$2,139
Net cash provided by (used in) operating activities of discontinued operations	—	—	(15)	—	(15)
Net cash provided by (used in) operating activities	(325)	(207)	2,656	—	2,124
Investing activities:
Additions to property, plant and mine development	—	(253)	(613)	—	(866)
Return of investment from equity method investees	—	—	—	—	—
Acquisitions, net	—	—	—	—	—
Purchases of investments	(114)	—	(16)	—	(130)
Proceeds from sales of other assets	—	—	5	—	5
Proceeds from sales of investments	—	—	35	—	35
Other	—	2	8	—	10
Net cash provided by (used in) investing activities	(114)	(251)	(581)	—	(946)
Financing activities:
Repayment of debt	(379)	—	—	—	(379)
Dividends paid to common stockholders	(134)	—	—	—	(134)
Proceeds from issuance of debt, net	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—
Distributions of noncontrolling interests	—	—	(178)	—	(178)
Funding from noncontrolling interests	—	—	94	—	94
Payments on lease and other financing obligations	—	(3)	(2)	—	(5)
Payments for withholding of employee taxes related to stock-based compensation	—	(14)	—	—	(14)
Proceeds from sale of noncontrolling interests	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	(48)	—	(48)
Net intercompany borrowings (repayments)	955	473	(1,428)	—	—
Other	(3)	1	(2)	—	(4)
Net cash provided by (used in) financing activities	439	457	(1,564)	—	(668)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	6	—	6
Net change in cash, cash equivalents and restricted cash	—	(1)	517	—	516
Cash, cash equivalents and restricted cash at beginning of period	—	1	2,781	—	2,782
Cash, cash equivalents and restricted cash at end of period	$—	$—	$3,298	$—	$3,298

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$—	$—	$3,259	$—	$3,259
Restricted cash included in Other current assets	—	—	1	—	1
Restricted cash included in Other non-current assets	—	—	38	—	38
Total cash, cash equivalents and restricted cash	$—	$—	$3,298	$—	$3,298

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2019
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$2,243	$—	$2,243
Trade receivables	—	4	369	—	373
Intercompany receivable	7,738	3,669	7,350	(18,757)	—
Investments	—	—	237	—	237
Inventories	—	—	1,014	—	1,014
Stockpiles and ore on leach pads	—	—	812	—	812
Other current assets	1	40	529	—	570
Current assets held for sale	—	—	1,023	—	1,023
Current assets	7,739	3,713	13,577	(18,757)	6,272
Property, plant and mine development, net	10	49	25,242	(25)	25,276
Investments	190	5	3,004	—	3,199
Investments in subsidiaries	24,800	6,546	—	(31,346)	—
Stockpiles and ore on leach pads	—	—	1,484	—	1,484
Deferred income tax assets	101	—	448	—	549
Goodwill	—	—	2,674	—	2,674
Non-current intercompany receivable	1,814	472	—	(2,286)	—
Other non-current assets	—	59	461	—	520
Total assets	$34,654	$10,844	$46,890	$(52,414)	$39,974
Liabilities:
Accounts payable	$—	$40	$499	$—	$539
Intercompany payable	7,353	1,814	9,590	(18,757)	—
Employee-related benefits	3	81	277	—	361
Income and mining taxes	—	—	162	—	162
Lease and other financing obligations	—	—	100	—	100
Debt	—	—	—	—	—
Other current liabilities	60	116	704	—	880
Current liabilities held for sale	—	—	343	—	343
Current liabilities	7,416	2,051	11,675	(18,757)	2,385
Debt	5,815	—	323	—	6,138
Lease and other financing obligations	—	—	596	—	596
Reclamation and remediation liabilities	—	21	3,443	—	3,464
Deferred income tax liabilities	—	539	1,868	—	2,407
Employee-related benefits	3	193	252	—	448
Non-current intercompany payable	—	—	2,311	(2,311)	—
Silver streaming agreement	—	—	1,058	—	1,058
Other non-current liabilities	—	42	1,019	—	1,061
Total liabilities	13,234	2,846	22,545	(21,068)	17,557
Contingently redeemable noncontrolling interest	—	—	47	—	47
Equity:
Newmont stockholders’ equity	21,420	7,998	23,348	(31,346)	21,420
Noncontrolling interests	—	—	950	—	950
Total equity	21,420	7,998	24,298	(31,346)	22,370
Total liabilities and equity	$34,654	$10,844	$46,890	$(52,414)	$39,974

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	At December 31, 2018
	(Issuer)	(Guarantor)	(Non-Guarantor)		Newmont
	Newmont	Newmont	Other		Corporation
Condensed Consolidating Balance Sheet	Corporation	USA	Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$3,397	$—	$3,397
Trade receivables	—	63	191	—	254
Intercompany receivable	6,351	5,027	8,296	(19,674)	—
Investments	—	—	48	—	48
Inventories	—	180	450	—	630
Stockpiles and ore on leach pads	—	195	502	—	697
Other current assets	—	30	221	—	251
Current assets held for sale	—	—	—	—	—
Current assets	6,351	5,495	13,105	(19,674)	5,277
Property, plant and mine development, net	14	2,680	9,593	(29)	12,258
Investments	62	4	205	—	271
Investments in subsidiaries	13,083	—	3	(13,086)	—
Stockpiles and ore on leach pads	—	658	1,208	—	1,866
Deferred income tax assets	—	—	401	—	401
Goodwill	—	—	58	—	58
Non-current intercompany receivable	653	704	6	(1,363)	—
Other non-current assets	—	271	313	—	584
Total assets	$20,163	$9,812	$24,892	$(34,152)	$20,715
Liabilities:
Accounts payable	$—	$83	$220	$—	$303
Intercompany payable	5,554	2,741	11,379	(19,674)	—
Employee-related benefits	—	138	167	—	305
Income and mining taxes	—	19	52	—	71
Lease and other financing obligations	—	1	26	—	27
Debt	626	—	—	—	626
Other current liabilities	52	135	268	—	455
Current liabilities held for sale	—	—	—	—	—
Current liabilities	6,232	3,117	12,112	(19,674)	1,787
Debt	3,418	—	—	—	3,418
Lease and other financing obligations	—	3	187	—	190
Reclamation and remediation liabilities	—	325	2,156	—	2,481
Deferred income tax liabilities	—	90	522	—	612
Employee-related benefits	3	236	162	—	401
Non-current intercompany payable	7	—	1,385	(1,392)	—
Silver streaming agreement	—	—	—	—	—
Other non-current liabilities	1	637	298	(622)	314
Total liabilities	9,661	4,408	16,822	(21,688)	9,203
Contingently redeemable noncontrolling interest	—	—	47	—	47
Equity:
Newmont stockholders’ equity	10,502	5,404	7,060	(12,464)	10,502
Noncontrolling interests	—	—	963	—	963
Total equity	10,502	5,404	8,023	(12,464)	11,465
Total liabilities and equity	$20,163	$9,812	$24,892	$(34,152)	$20,715

NEWMONT CORPORATION
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

Environmental Matters

Refer to Note 7 and Note 25 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.

Newmont USA Limited - 100% Newmont Owned

Ross-Adams mine site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA pursuant to the requirements of an Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont. The EE/CA was provided to the USFS in April 2015. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the ASAOC had been completed. During the third quarter of 2016, Newmont received a notice of completion of work per the ASAOC from the USFS, which finalized the ASAOC. The USFS issued an Action Memorandum in April 2018 to select the preferred Removal Action alternative identified in the EE/CA. The parties are finalizing the ASAOC, after which the ASAOC will be subject to public comment prior to becoming effective.

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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. Newmont is managing the remediation project to complete Phase 1 remedial actions during the 2020 construction season with a focus on completing the Pit 4 backfill and preparations for Phase 2 remediation activities. Phase 2 remediation activities will be initiated in 2020.

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

The remediation liability for the Midnite mine site and Dawn mill site is approximately $167 at December 31, 2019.

Other Legal Matters

Minera Yanacocha S.R.L. – 51.35% Newmont Owned

Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. In 2011 to 2019, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. In 2015 and 2016, the water authority of Cajamarca issued notices of alleged regulatory violations, and resolved some allegations in 2017 with no findings. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently range from zero to 33,000 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001290 based on current exchange rates with a total potential fine amount for outstanding matters of ($0 to $41.6). Yanacocha and Conga are responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.

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

Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleged that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

confirmed the ruling of the tax court in favor of Yanacocha. However, in November 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha appealed the Superior Court ruling to the Peru Supreme Court. On January 18, 2019, the Peru Supreme Court issued notice that three judges support the position of the tax authority and two judges support the position of Yanacocha. Because four votes are required for a final decision, an additional judge has been selected to issue a decision and the parties conducted oral arguments in April 2019. In early February 2020, the additional judge ruled in favor of the tax authority, finalizing a decision of the Peru Supreme Court against Yanacocha. Yanacocha will file an action objecting to the fines and interest associated with the underlying decision of the Peru Supreme Court. The potential liability in this matter is in the form of taxes of approximately $8, and fines and interest in an amount up to $82, for a total amount of up to $90.  It is not possible to fully predict the outcome of this litigation.

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

Newmont Ghana Gold Limited and Newmont Golden Ridge Limited

On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”) filed, a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

that the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament: NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and NGRL January 19, 2010 mining lease, ratified by Parliament on December 3, 2015. The writ alleges that any mineral exploitation prior to Parliament ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliament ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent, and; (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

On December 18, 2019, an individual plaintiff filed a writ against NGGL and other named defendants, including the Attorney General of Ghana, the Minerals Commission of Ghana, and other mining companies with interests in Ghana, seeking the same relief sought in the above-referenced case, plus perpetual and interlocutory injunctive relief to cease operations against NGGL and the other mining companies. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

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

State of Zacatecas’ Ecological Tax. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Company’s Peñasquito mine may be subject to these taxes. Payments are due monthly in arrears with the first payment due on February 17, 2017. The legislation provides little direction for how the taxes are to be calculated. The Company is not able to calculate the taxes with sufficient reliability given that (a) the legislation at issue is broadly worded and the State of Zacatecas has not issued any guidance on how the taxes are to be levied; and (b) claims filed by other similarly situated companies are yet to be resolved by the Supreme Court, the results of which may impact how to calculate the taxes payable by the Company. Further, the Company believes that there is no legal basis for the taxes and filed legal claims challenging their constitutionality and legality on March 9, 2017. Other companies similarly situated also filed legal claims against the taxes. The Mexican federal government also filed a claim before the National Supreme Court against the State of Zacatecas challenging whether the State of Zacatecas had the constitutional authority to implement the taxes. On February 11, 2019, the National Supreme Court of Mexico ruled that the State of Zacatecas has the constitutional authority to implement environmental taxes, and that ruling was not

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

subject to appeal. The Company’s case continued, and although there was an initial ruling in favor of the Company, this ruling was appealed by the local tax authorities. On October 15, 2019, the First Collegiate Circuit Court of the Auxiliary Center of the Eleventh Region reversed the favorable ruling (except with respect to one issue, which was affirmed in the Company’s favor). While the First Collegiate Circuit Court’s ruling is not subject to appeal, the Company is considering other potential defense mechanisms to challenge the taxes and recorded immaterial amounts as potential estimates for the amount of the taxes.

Other Commitments and Contingencies

As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2019 and 2018, there were $1,924 and $2,514, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $154 as of December 31, 2019 to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other non-current liabilities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 33   UNAUDITED SUPPLEMENTARY DATA

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2019
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,803	$2,257	$2,713	$2,967
Gross profit (1)	$483	$331	$711	$780
Income (loss) from continuing operations (2)	$113	$1	$2,226	$537
Income (loss) from discontinued operations (2)	(26)	(26)	(48)	28
Net income (loss) attributable to Newmont stockholders	$87	$(25)	$2,178	$565
Income (loss) per common share
Basic:
Continuing operations	$0.21	$—	$2.72	$0.66
Discontinued operations	(0.05)	(0.03)	(0.06)	0.03
	$0.16	$(0.03)	$2.66	$0.69
Diluted:
Continuing operations	$0.21	$—	$2.71	$0.66
Discontinued operations	(0.05)	(0.03)	(0.06)	0.03
	$0.16	$(0.03)	$2.65	$0.69
Weighted average common shares (millions)
Basic	534	766	820	818
Diluted	534	768	822	820
Cash dividends declared per common share (3)	$0.14	$1.02	$0.14	$0.14
Closing price of common stock	$35.77	$38.47	$37.92	$43.45

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
Sales	$1,817	$1,662	$1,726	$2,048
Gross profit (1)	$459	$381	$401	$541
Income (loss) from continuing operations (2)	$170	$274	$(161)	$(3)
Income (loss) from discontinued operations (2)	22	18	16	5
Net income (loss) attributable to Newmont stockholders	$192	$292	$(145)	$2
Income (loss) per common share
Basic:
Continuing operations	$0.32	$0.52	$(0.31)	$—
Discontinued operations	0.04	0.03	0.04	—
	$0.36	$0.55	$(0.27)	$—
Diluted:
Continuing operations	$0.32	$0.51	$(0.31)	$—
Discontinued operations	0.04	0.03	0.04	—
	$0.36	$0.54	$(0.27)	$—
Weighted average common shares (millions)
Basic	534	533	533	533
Diluted	535	535	535	535
Cash dividends declared per common share	$0.14	$0.14	$0.14	$0.14
Closing price of common stock	$39.07	$37.71	$30.20	$34.65
(1)	Sales less Costs applicable to sales, Depreciation and amortization and Reclamation and remediation.
(2)	Attributable to Newmont stockholders.
(3)	Special dividends declared per common share was $0.88 for the three months ended June 30, 2019.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 34   SUBSEQUENT EVENTS

See Note 5 for information regarding assets held for sale.

See Note 20 for information regarding the sale of the Company’s entire interest in Continental.

Repurchases of Common Stock

In December 2019, the Board of Directors authorized a stock repurchase program, under which the Company is authorized to repurchase shares of outstanding common stock through the end of 2020, provided that the aggregate value of shares of common stock repurchased does not exceed $1 billion. Through December 31, 2019, the Company executed $506 of common stock repurchases, of which $479 were settled as of December 31, 2019 and the remaining $27 were settled on January 2, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019, the end for the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2019, the Company’s internal control over financial reporting was effective.

On April 18, 2019, the Company completed the acquisition of Goldcorp Inc. (“Goldcorp”) (see Note 3 to the Consolidated Financial Statements) which operated under its own set of internal controls. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the Company’s management excluded Goldcorp from the evaluation of internal control over financial reporting as of December 31, 2019. Since the acquisition, the Company transitioned certain Goldcorp processes to the Company’s internal control processes and added other internal controls over significant processes specific to the acquisition and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction. The Company will continue the process of integrating internal controls over financial reporting for Goldcorp and plans to incorporate Goldcorp in the evaluation of internal controls over financial reporting beginning in the second quarter of 2020. Goldcorp represented 40% of the Company’s consolidated total assets as of December 31, 2019, while its revenues comprised 21% of the Company’s consolidated sales and its net income comprised 3% of the Company’s net income for the year ended December 31, 2019.

On July 1, 2019, the Company consummated the transaction in which Newmont and Barrick each contributed certain mining operations and assets located in Nevada to a newly established entity, Nevada Gold Mines LLC (“NGM”). The Company deconsolidated its existing Nevada mining operations that were contributed to NGM in exchange for the fair value of its 38.5% economic interest in NGM. The Company accounts for its interest in NGM using the proportionate consolidation method. As permitted by the SEC Staff interpretive guidance for proportionately consolidated entities, the Company’s management excluded NGM from its assessment of internal control over financial reporting as of December 31, 2019, as management does not have the ability to dictate, modify or assess the controls at NGM. Since the formation of NGM on July 1, 2019, the Company has added internal controls over financial reporting for recognizing its proportionate share of the assets, liabilities, and operations of NGM.

NGM represented 20% of the Company’s consolidated total assets as of December 31, 2019, while its revenues comprised 10% of the Company’s consolidated sales and its net income comprised 7% of the Company’s net income for the year ended December 31, 2019.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements as of December 31, 2019 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, as of December 31, 2019, which is included herein.

Changes in Internal Controls

Subject to the above, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newmont Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Newmont Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Newmont Corporation (the Company), based on our audit and the report of other auditors, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We did not examine the effectiveness of internal control over financial reporting of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect 20% of the Company’s consolidated total assets, 10% of consolidated sales revenues and 7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019. The effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting, is based solely on the report of the other auditors.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Goldcorp, Inc., which is included in the 2019 consolidated financial statements of Newmont Corporation which reflect 40% of the Company’s consolidated total assets, 21% of consolidated sales and 3% of net income as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of Newmont Corporation also did not include an evaluation of the internal control over financial reporting of Goldcorp, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, the related notes and financial statement schedule in Item 15(a)(2) and our report dated February 20, 2020 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit and the report of the other auditors. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 20, 2020

ITEM 9B.OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On February 17, 2020, the Leadership Development and Compensation Committee of the Board of Directors approved a restricted stock unit award for Nancy Lipson, Executive Vice President and General Counsel, with a target value upon grant of $150,000 in recognition of her appointment to this position and for performance since assuming the role.  In her prior role within the Company, Ms. Lipson served as Vice President and Deputy General Counsel.  The award is pursuant to the terms of the 2013 Newmont Corporation Long-Term Incentive Compensation Plan and will vest ratably over a three year period from the date of grant of February 24, 2020.

PART III

ITEM 10.INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning Newmont’s executive officers is set forth below:

Name	Age	Office
Thomas R. Palmer	52	President and Chief Executive Officer
Rob Atkinson	51	Executive Vice President and Chief Operating Officer
Nancy K. Buese	50	Executive Vice President and Chief Financial Officer
Jennifer Cmil	49	Executive Vice President, Human Resources
Randy Engel	53	Executive Vice President, Strategic Development
Dean Gehring	51	Executive Vice President and Chief Technology Officer
Stephen P. Gottesfeld	52	Executive Vice President and Chief Sustainability & External Affairs Officer
Nancy Lipson	50	Executive Vice President and General Counsel
John W. Kitlen	56	Vice President, Controller and Chief Accounting Officer

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

Mr. Palmer has served as President and Chief Executive Officer and a member of the Board of Directors since October 2019. He served as President since June 2019 and as President and Chief Operating Officer from November 2018 until June 2019. Previously, he served as Executive Vice President and Chief Operating Officer since May 2016. Mr. Palmer was elected Senior Vice President, Asia Pacific in February 2015 after serving as Senior Vice President, Indonesia since March 2014. Prior to joining Newmont, he was the Chief Operating Officer, Pilbara Mines at Rio Tinto Iron Ore. Over a 20-year career with Rio Tinto, Mr. Palmer worked in a variety of roles across a number of commodities, including General Manager, Technology for the Bauxite and Alumina business; General Manager, Operations at Hail Creek coal mine; and General Manager, Asset Management at Palabora Mining Company in South Africa.

Mr. Atkinson was elected Executive Vice President and Chief Operating Officer in June 2019. Mr. Atkinson most recently served as Head of Productivity and Technical Support for Rio Tinto from June 2016 to February 2019. He also served as Chief Operating Officer for Rio Tinto’s portfolio of copper interests in Mongolia, the US, Chile and Indonesia from September 2013 to May 2016. Prior to that Mr. Atkinson lead ASX-listed Energy Resources of Australia as Chief Executive and Director from September 2008 to August 2013 and served as General Manager of Weipa Bauxite from June 2005 to August 2008.

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

Ms. Cmil was elected Executive Vice President, Human Resources in October 2019. She served as Senior Vice President, Human Resources since June 2019 after having previously serving as Vice President, Talent Management since February 2018. Ms. Cmil joined the Company in 2010 and has held the roles of Group Executive, Human Resources from April 2014 to February 2018, and Senior Director, Human Resources from May 2010 to March 2014.

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

Mr. Gehring was elected as Executive Vice President and Chief Technology Officer in June 2019 after serving as Regional Senior Vice President, South America since June 2017. Prior to joining Newmont, Mr. Gehring spent 14 years with Rio Tinto in a variety of executive roles including President and Chief Executive Officer of Rio Tinto Minerals from October 2014 to October 2016. Prior roles also included Global Head of Safety and Security and General Manager of Resource Development for the Oyu Tolgoi mine in Mongoila. He previously worked as Manager of Technical Services at Freeport’s Grasberg mine and held various operational and technical roles with BHP Billiton prior that.

Mr. Gottesfeld was elected as Executive Vice President and Chief Sustainability& External Affairs Officer in June 2019 after having served as Executive Vice President and General Counsel since March 2015. Prior to that he served as Executive Vice President, General Counsel and Corporate Secretary since February 2013. He previously served as Senior Vice President, General Counsel and Corporate Secretary since February 2012 and Vice President and General Counsel since January 2010. Mr. Gottesfeld was Vice President, Communications and Public Affairs from 2006 to 2010. Mr. Gottesfeld was Newmont's Associate General Counsel from 2004 to 2006, responsible for Newmont's Latin American, African and Central Asian legal affairs. From 2002 to 2004, Mr. Gottesfeld was Newmont's Associate General Counsel and General Manager of Newmont Peru S.R.L., working in Lima, Peru. From 1997 to 2001, Mr. Gottesfeld served in various roles, including as Assistant General Counsel and Senior Counsel.

Ms. Lipson was elected as Executive Vice President and General Counsel in June 2019, after previously serving as Vice President and Deputy General Counsel since February 2013. Prior to that she served as Associate General Counsel and Assistant Secretary since January 2010. From July 2005 to January 2010, she was Assistant General Counsel. Prior to joining the Company in July 2005 she was Senior Counsel for Sports Authority and for Qwest Communications. Ms. Lipson was also an Associate with the law firm of Otten, Johnson, Robinson, Neff & Ragonetti, P.C.

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

ITEM 11.EXECUTIVE COMPENSATION

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth at December 31, 2019 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b) (1)	(c)
Equity compensation plans approved by security holders (2)	5,853,723	(3)	57.64	5,056,988	(4)
Equity compensation plans not approved by security holders	—		N/A	—
(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units or strategic stock units.
(2)	Newmont’s 2013 Stock Incentive Plan was approved by the stockholders on April 24, 2013. A maximum of 14,500,000 shares of Newmont's Common Stock, plus up to 7,842,793 shares available for grant under the 2005 Incentive Plan as of December 31, 2013, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 5,056,988 shares registered and available to grant under the 2013 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.
(3)	This balance includes outstanding Goldcorp RSUs exchanged for Newmont awards (“Substitute Awards”) upon acquisition. These Substitute Awards do not count against Newmont’s plan balance pursuant to paragraphs 2(dd) and 4(b) (v) of Newmont’s 2013 Stock Incentive Plan.
(4)	Securities remaining available for future issuance under the 2013 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans. This balance does not include the Substitute Awards, as they are excluded from Newmont’s plan balance pursuant to paragraphs 2(ddd) and 4(b)(v) of Newmont’s 2013 Stock Incentive Compensation Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)Financial Statements

(1)	The Consolidated Financial Statements, together with the reports of the independent auditors thereon dated February 20, 2020, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 96 above.

(2)	Financial Statement Schedules:

Included on page SCH-1 is Schedule II – Valuation and Qualifying Accounts.

(3)	Exhibits:

Exhibit Number		Description

2.1	—

KCGM Share Sale Deed, dated as of December 17, 2019, between Newmont Goldcorp Australia Pty Ltd and Northern Star Resources Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2019.

2.2**	—

Arrangement Agreement, dated as of January 14, 2019, by and among Registrant and Goldcorp Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2019.

2.3	—

First Amendment to Arrangement Agreement, dated as of February 19, 2019, by and among Registrant and Goldcorp Inc. Incorporated by reference to Exhibit 2.5 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

2.4**	—

Implementation Agreement, dated as of March 10, 2019, between Barrick Gold Corporation and Registrant. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2019.

2.5	—

First Amendment to Implementation Agreement, dated as of June 30, 2019, between Barrick Gold Corporation and Registrant. Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

3.1	—

Amended and Restated Certificate of Incorporation of Registrant, dated April 17, 2019. Incorporated by reference to Exhibit 3.1 to Registrants’ Form 8-K filed with the Securities and Exchange Commission on April 22, 2019.

3.2	—

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated January 6, 2020. Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2020.

3.3	—

By-Laws of the Registrant amended and restated as of January 6, 2020. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2020.

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

4.3	—

Second Supplemental Indenture, dated as of August 23, 2019, among Registrant, Newmont USA Limited and the Bank of New York Mellon Trust Company, N.A, as trustee. Incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2019.

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

4.7	—

Third Supplemental Indenture, dated as of September 16, 2019, among Registrant, Newmont USA Limited and the Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2019.

4.8	—

Indenture, dated as of April 22, 2019, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.9	—	Description of Securities of Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed herewith.

4.10	—	See footnote (1).

10.1*	—

2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.2*	—	2013 Stock Incentive Plan. Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 7, 2013.

10.3*	—

Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.4*	—

Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.5*	—

Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.6*	—

2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to E. Randall Engel, dated February 22, 2016. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016.

10.7*	—

2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to Stephen P. Gottesfeld, dated February 22, 2016. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016.

10.8*	—

2017 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.9*	—

2017 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.10*	—

Amendment to 2017 Performance Leveraged Stock Unit Agreement between Registrant and Gary Goldberg, effective February 21, 2019. Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the period ending March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019.

10.11*	—

2018 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.12*	—

2018 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.13*	—

2019 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the period ending March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019.

10.14*	—

2019 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ending March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019.

10.15*	—

Form of Global 2018 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.16*	—	Form of Global 2019 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.17*	—

Offer of Director Stock Units to Australian Resident Directors regarding the grant of Director Stock Units under the Registrant’s 2013 Stock Incentive Plan to eligible Australian resident directors of Registrant. Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.18*	—

Senior Executive Compensation Program of Registrant, effective January 1, 2017. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.19*	—

Senior Executive Compensation Program of Registrant, effective January 1, 2018. Incorporated by reference to Exhibit 10-1 to the Registrant’s Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018.

10.20*	—

Senior Executive Compensation Program of Registrant, effective January 1, 2019. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on July 25, 2019.

10.21*	—

Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2019. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on November 5, 2019.

10.22*	—

Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2017. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on July 25, 2017.

10.23*

Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2018. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018.

10.24*	—

Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2019. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on July 25, 2019.

10.25*	—

Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.26*	—

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

10.27*	—

Amendment Three to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.28*	—

Form of Waiver and Release Agreement to the December 31, 2008 Executive Change of Control Plan of Newmont USA Limited, a wholly owned subsidiary of Registrant, effective December 31, 2017. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.29*	—

2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.30*	—

2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.31*	—

Amendment One to the Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.69 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.32*	—

Amendment Two to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015.

10.33*	—

Amendment Three to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.34*		Goldcorp Inc. Amended and Restated 2005 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 14, 2019.

10.35	—

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

10.36	—

2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.37	—

2015 Investment Agreement between the Republic of Ghana and Newmont Golden Ridge Limited. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.38	—

Credit Agreement, dated as of April 4, 2019, among Registrant, the lenders party thereto, and Citibank, N.A., as administrative agent, Bank of Montreal, Chicago Branch, and JPMorgan Chase Bank, N.A. as co-syndication agents, and The Bank of Nova Scotia, BNP Paribas Securities Corp. and TD Securities (USA) LLC, as co-documentation agents. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2019.

10.39	—

Amended and Restated Limited Liability Company Agreement of Nevada Gold Mines LLC, dated July 1, 2019, among Barrick Gold Corporation, Barrick Nevada Holding LLC, Registrant, Newmont USA Limited and Nevada Gold Mines LLC. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

21	—	Subsidiaries of Newmont Corporation, filed herewith.

23.1	—	Consent of Ernst & Young LLP, filed herewith.

23.2	—	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	—	Power of Attorney, filed herewith.

31.1	—

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

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation

101.LAB XBRL Taxonomy Extension Labels

101.PRE XBRL Taxonomy Extension Presentation

101.DEF XBRL Taxonomy Extension Definition

104	—	Cover Page Interactive Data File (embedded within the XBRL document).

*  These exhibits relate to executive compensation plans and arrangements.

**   Certain schedules are omitted pursuant to item 601(b) (2) of Regulation S-K. Registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.

*** Portions of this exhibit have been redacted pursuant to Item 601(b) (10) of Regulation S-K. Registrant agrees to furnish supplementally an unedited copy of the exhibit to the SEC upon request.

(1)	In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of non-current debt of Newmont Corporation are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of Newmont Corporation. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT CORPORATION

By:	/s/ NANCY LIPSON
Nancy Lipson Executive Vice President and General Counsel

February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020.

Signature	Title

*	President, Chief Executive Officer and Director
Thomas R. Palmer	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Nancy K. Buese	(Principal Financial Officer)

*	Vice President, Controller and Chief Accounting Officer
John W. Kitlen	(Principal Accounting Officer)

Cristina Bitar*	Director

Gregory H. Boyce*	Director

Beverley Anne Briscoe*	Director

Bruce R. Brook*	Director

J. Kofi Bucknor*	Director

Matthew Coon Come*	Director

Noreen Doyle*	Non-Executive Chair

Veronica M. Hagen*	Director

Sheri E. Hickok*	Director

René Médori*	Director

Jane Nelson*	Director

Clement Pelletier*	Director

Julio M. Quintana*	Director

Charles Sartain*	Director

*By:	/s/ NANCY LIPSON
Nancy Lipson Attorney-in-Fact

SCH-1

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$2,994	$2,815	$3,873
Additions due to acquisition of Goldcorp	521	—	—
Additions to deferred income tax expense	97	200	579
Reduction of deferred income tax expense	(392)	(54)	(443)
Re-classification to Assets Held for Sale	(371)	—	—
Additions reflected in other components of the financial statements	263	—	—
Additions due to Tax Cuts and Jobs Act	—	79	—
Reduction due to Tax Cuts and Jobs Act	—	(46)	(1,194)
Balance at end of year	$3,112	$2,994	$2,815

Refer to Note 11 of the Consolidated Financial Statements for additional information.

SCH-2