Form 10-Q
period 2020-03-31
NEWMONT Corp /DE/
filed 2020-05-05
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 802,584,618 shares of common stock outstanding on April 28, 2020.

NEWMONT CORPORATION
FIRST QUARTER 2020 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2020	2019
Financial Results:
Sales	$2,581	$1,803
Gold	$2,321	$1,739
Copper	$21	$64
Silver	$123	$—
Lead	$39	$—
Zinc	$77	$—
Costs applicable to sales (1)	$1,332	$978
Gold	$1,140	$935
Copper	$25	$43
Silver	$68	$—
Lead	$26	$—
Zinc	$73	$—
Net income (loss) from continuing operations	$839	$145
Net income (loss)	$824	$119
Net income (loss) from continuing operations attributable to Newmont stockholders	$837	$113
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$1.04	$0.21
Net income (loss) attributable to Newmont stockholders	$1.02	$0.16
Adjusted net income (loss) (2)	$326	$176
Adjusted net income (loss) per share, diluted (2)	$0.40	$0.33
Earnings before interest, taxes and depreciation and amortization (2)	$1,426	$645
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$1,118	$687
Net cash provided by (used in) operating activities of continuing operations	$939	$574
Free Cash Flow (2)	$611	$349
Regular cash dividends declared per common share in the quarter ended March 31	$0.14	$0.14
Regular cash dividends declared per common share for the quarter ended March 31	$0.25	$0.14
Special dividend declared per common share related to the 2019 Newmont Goldcorp transaction	$—	$0.88
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
FIRST QUARTER 2020 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2020	2019
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,476	1,337
Sold	1,460	1,338
Attributable gold ounces (thousands):
Produced (1)	1,479	1,230
Sold	1,369	1,234
Consolidated and attributable - other metals:
Produced copper (million pounds)	13	21
Sold copper (million pounds)	13	22
Produced silver (thousand ounces)	9,497	—
Sold silver (thousand ounces)	8,678	—
Produced lead (million pounds)	62	—
Sold lead (million pounds)	60	—
Produced zinc (million pounds)	135	—
Sold zinc (million pounds)	124	—
Average realized price:
Gold (per ounce)	$1,591	$1,300
Copper (per pound)	$1.56	$2.89
Silver (per ounce)	$14.13	$—
Lead (per pound)	$0.64	$—
Zinc (per pound)	$0.62	$—
Consolidated costs applicable to sales: (2)(3)
Gold (per ounce)	$781	$701
Gold equivalent ounces - other metals (per ounce) (4)	$602	$848
All-in sustaining costs: (3)
Gold (per ounce)	$1,030	$907
Gold equivalent ounces - other metals (per ounce) (4)	$860	$985
____________________________
(1)Attributable gold ounces produced includes 95 thousand ounces for the three months ended March 31, 2020, related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(4)For the definition of gold equivalent ounces see “Consolidated Results of Operations" within Part I, Item 2, Management's Discussion and Analysis.

First Quarter 2020 Highlights
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $837 or $1.04 per diluted share, an increase of $724 from the prior-year quarter primarily due to the gains on the sale of Kalgoorlie Consolidated Gold Mines ("Kalgoorlie"), Continental Gold and Red Lake, higher production from the acquired Goldcorp assets and higher average realized gold prices, partially offset by an investment impairment, change in fair value of investments and from debt extinguishment in March 2020.
•Adjusted net income: Delivered Adjusted net income of $326 or $0.40 per diluted share, an increase of $0.07 from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $1,118 in Adjusted EBITDA, an increase of 63% from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $939 for the three months ended March 31, 2020, an increase of 64% from the prior year, and free cash flow of $611 (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Portfolio improvements: Completed divestiture of the Company’s 50 percent interest in Kalgoorlie in Australia; approved Autonomous Haulage at Boddington in Australia; completed sale of investment holdings in Continental Gold; completed divestiture of Red Lake complex in Canada.
•Attributable gold production: Produced 1.5 million ounces of gold, an increase of 20% over the prior-year quarter.
•Financial strength: Ended the quarter with $3.7 billion of consolidated cash; refinanced $1.0 billion of outstanding debt at historically low coupon of 2.25%; increased the dividend declared for the first quarter to $0.25 per share on April 21, 2020, an increase of 79% over prior year quarter.
Our global project pipeline
Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Additional projects represent incremental improvements to production and cost guidance.
Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2023, and is expected to reduce operating costs by approximately 10 percent. Development capital costs (excluding capitalized interest) since approval were $26, of which $12 related to the first quarter of 2020.
Musselwhite Materials Handling, North America. This project improves material movement from Musselwhite’s two main zones below Lake Opapimiskan. An underground shaft will hoist ore from the underground crushers, reducing haulage distances and ventilation costs. The project is 95% complete; however, full commissioning has been delayed amidst the COVID-19 pandemic as Musselwhite operations have been placed on care and maintenance.
We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.
COVID-19 Update
In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, posing public health risks across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our 2020 business plan in the expected time frame, will depend on future developments, including the duration and severity of the pandemic and related restrictions, all of which are uncertain and cannot be predicted.
In response to the COVID-19 pandemic, we have fully mobilized our business continuity plans and rapid response crisis management teams and are working closely with host and indigenous communities, regional and national governments and medical experts to protect our workforce and nearby communities, while also taking steps to preserve the long-term value of our business.
Health and safety
We have implemented controls at our operations and offices around the globe to put the health, safety, and overall wellbeing of our people and communities above all else. We have been working closely with host governments and communities to implement strict safety protocols at our sites with physical distancing and a reduced workforce. We are also implementing the provision of hygienic and other critical supplies and training and, in certain cases, pre-emptively ramping down operations to safeguard vulnerable communities, or placing operations in care and maintenance to align with government efforts. The health and safety of our people and our host communities is paramount. This is why Newmont engaged its rapid response process early in connection with the on-going COVID-19 pandemic and proactively took conservative steps to prevent further transmission of the Coronavirus. These steps include but are not limited to:

•Cancelling all non-essential travel in early March;
•Closing our offices and implementing remote and flexible work arrangements;
•Significantly reducing the number of people working on our operating sites to the essential numbers required to operate and maintain the mines, processing plants and environmental control management systems;
•Enhancing temperature and questionnaire screening prior to arrival or entry to our sites;
•Implementing strict physical distancing protocols in planes, buses, light vehicles, offices and dining facilities;
•Increasing the frequency of deep cleaning and sanitization of surfaces;
•Providing hygiene and health support to nearby communities where our employees and contractors live and work; and
•Proactively ramping down certain operations to reduce the risk of transmission to nearby communities with limited health care capacity.
As of the date of filing, Newmont has no confirmed cases of COVID-19 at any of its sites thanks to the discipline of our employees in adhering to these and other protocols. We are proud of the way our employees have responded to these challenging times. In addition to strict adherence to COVID-19 protocols, they have further demonstrated their commitment by joining the fight against this pandemic in the communities where they live and work. As a global business with operations in eight countries, we are committed to doing our part to combat this disease and protect people and their livelihoods. For a discussion of COVID-19 related risks to the business, see Part II, Item 1A, Risk Factors.
In addition to the above measures, in April 2020 Newmont announced the establishment of the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
Impact on business and operations
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, in order to protect nearby communities and align with travel restrictions or health considerations in Canada, Argentina and Peru, four Newmont operations were temporarily put into care and maintenance in March 2020 including Musselwhite, Éléonore, Cerro Negro and Yanacocha. In April 2020 we also began taking steps towards a safe and orderly ramp down of operations at Peñasquito in Mexico and placed the operations on care and maintenance on April 12, 2020. While we are taking steps to ensure that we are well-positioned to safely and quickly resume normal production once protective measures are lifted, if at any point we determine that continuing operations poses an increased risk to our workforce or host communities, we will further reduce operational activities and limit activities to essential care and maintenance procedures including the management of critical environmental systems. Additionally, we have established a global supply chain task force to assess all potential supply chain risks and develop viable contingency plans that enable us to stay ahead of any potential supply disruptions. Such reductions in our operational activities or disruptions to our supply chain could have a material adverse impact on our business, or financial condition, results of operations and cash flows.
The uncertainties associated with the COVID-19 pandemic have increased volatility in metal prices including strengthening gold prices while weakening other metal prices. The Company expects gold prices to remain strong while uncertainty in global financial markets continue, interest rates remain at historical lows and as governments continue stimulus efforts. Although we have not had significant shipping delays for produced metals, and third party refineries that were temporarily closed at March 31, 2020 have since opened, logistical challenges in the transportation industries, future closures of processing facilities including refineries or smelters, supply chain disruptions or the potential to place additional sites on care and maintenance from the continued spread of COVID-19 could limit our ability to produce and sell metals. We may also incur expenses related to COVID-19 that include costs associated with putting our operations into care and maintenance, health related costs pursuant to our self-funded employee medical insurance program, or we may experience diminished employee or vendor attendance and productivity, all of which could have a material adverse impact on the Company’s results of operations, cash flows and financial condition.
Refer to “Consolidated Financial Results” and “Results of Consolidated Operations” within Part I, Item 2, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations.

Liquidity considerations
Newmont believes it has sufficient liquidity on hand to continue business operations during this volatile period. We will continuously review and assess the COVID-19 pandemic and its impacts on our business, our people, the communities in which we operate, our suppliers and our customers to be responsive to developments while maintaining financial flexibility. As of March 31, 2020, our available liquidity totals $6.6 billion consisting of our cash and cash equivalents of $3.7 billion, and borrowing capacity of $2.9 billion available under our unsecured revolving credit facility, which we believe allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
The Company announced the first quarter dividend on April 21, 2020, for $0.25 in alignment with the previously announced dividend increase and repurchased shares under the December 2019 share buyback plan for an additional $321 during the first quarter of 2020. The Company’s management and board of directors continue to monitor Newmont’s future quarterly dividends and timing of future share buybacks as it evaluates the ongoing developments related to the COVID-19 pandemic.
Refer to “Liquidity and Capital Resources” within Part I, Item 2, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our liquidity and capital resources.
Refer to Part II, Item 1A. Risk Factors for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended March 31,
	2020	2019
Sales (Note 5)	$2,581	$1,803

Costs and expenses:
Costs applicable to sales (1)	1,332	978
Depreciation and amortization	565	312
Reclamation and remediation (Note 6)	38	30
Exploration	44	41
Advanced projects, research and development	27	27
General and administrative	65	59
Other expense, net (Note 7)	53	68
	2,124	1,515
Other income (expense):
Gain on asset and investment sales (Note 4, Note 17)	593	1
Other income, net (Note 8)	(189)	44
Interest expense, net of capitalized interest	(82)	(58)
	322	(13)
Income (loss) before income and mining tax and other items	779	275
Income and mining tax benefit (expense) (Note 9)	23	(125)
Equity income (loss) of affiliates (Note 10)	37	(5)
Net income (loss) from continuing operations	839	145
Net income (loss) from discontinued operations (Note 11)	(15)	(26)
Net income (loss)	824	119
Net loss (income) attributable to noncontrolling interests (Note 12)	(2)	(32)
Net income (loss) attributable to Newmont stockholders	$822	$87

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$837	$113
Discontinued operations	(15)	(26)
	$822	$87
Net income (loss) per common share (Note 13):
Basic:
Continuing operations	$1.04	$0.21
Discontinued operations	(0.02)	(0.05)
	$1.02	$0.16
Diluted:
Continuing operations	$1.04	$0.21
Discontinued operations	(0.02)	(0.05)
	$1.02	$0.16
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$824	$119
Other comprehensive income (loss):
Change in marketable securities, net of tax of $— and $—, respectively	(6)	—
Foreign currency translation adjustments	10	3
Change in pension and other post-retirement benefits, net of tax of $(1) and $—, respectively	5	4
Change in fair value of cash flow hedge instruments, net of tax of $(2) and $—, respectively	4	8
Other comprehensive income (loss)	13	15
Comprehensive income (loss)	$837	$134

Comprehensive income (loss) attributable to:
Newmont stockholders	$835	$102
Noncontrolling interests	2	32
	$837	$134

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$824	$119
Adjustments:
Depreciation and amortization	565	312
Stock-based compensation (Note 15)	21	19
Reclamation and remediation	35	27
Net loss (income) from discontinued operations (Note 11)	15	26
Deferred income taxes	(118)	21
Gain on asset and investment sales, net (Note 4, Note 17)	(593)	(1)
Impairment of investments (Note 8)	93	1
Change in fair value of investments (Note 8)	93	(21)
Charges from debt extinguishment (Note 8)	74	—
Other non-cash adjustments	(97)	61
Net change in operating assets and liabilities (Note 23)	27	10
Net cash provided by (used in) operating activities of continuing operations	939	574
Net cash provided by (used in) operating activities of discontinued operations (Note 11)	(3)	(3)
Net cash provided by (used in) operating activities	936	571

Investing activities:
Proceeds from sales of mining operations and other assets, net	1,121	2
Additions to property, plant and mine development	(328)	(225)
Proceeds from sales of investments	264	3
Return of investment from equity method investees	43	—
Purchases of investments	(12)	(53)
Other	35	(2)
Net cash provided by (used in) investing activities	1,123	(275)

Financing activities:
Repayment of debt	(1,070)	—
Proceeds from issuance of debt, net	985	—
Repurchases of common stock	(321)	—
Dividends paid to common stockholders	(112)	(76)
Distributions to noncontrolling interests	(46)	(44)
Payments for withholding of employee taxes related to stock-based compensation	(36)	(39)
Funding from noncontrolling interests	28	26
Payments on lease and other financing obligations	(16)	(10)
Other	2	—
Net cash provided by (used in) financing activities	(586)	(143)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(3)
Net change in cash, cash equivalents and restricted cash	1,469	150
Cash, cash equivalents and restricted cash at beginning of period	2,349	3,489
Cash, cash equivalents and restricted cash at end of period	$3,818	$3,639

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,709	$3,545
Restricted cash included in Other current assets	2	2
Restricted cash included in Other non-current assets	107	92
Total cash, cash equivalents and restricted cash	$3,818	$3,639

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31, 2020	At December 31, 2019
ASSETS
Cash and cash equivalents	$3,709	$2,243
Trade receivables (Note 5)	220	373
Investments (Note 17)	175	237
Inventories (Note 18)	971	1,014
Stockpiles and ore on leach pads (Note 19)	886	812
Other current assets	494	570
Current assets held for sale (Note 4)	—	1,023
Current assets	6,455	6,272
Property, plant and mine development, net	24,952	25,276
Investments (Note 17)	2,890	3,199
Stockpiles and ore on leach pads (Note 19)	1,519	1,484
Deferred income tax assets	517	549
Goodwill	2,763	2,674
Other non-current assets	603	520
Total assets	$39,699	$39,974

LIABILITIES
Accounts payable	$509	$539
Employee-related benefits	251	361
Income and mining taxes payable	171	162
Lease and other financing obligations	92	100
Debt (Note 20)	86	—
Other current liabilities (Note 21)	843	880
Current liabilities held for sale (Note 4)	—	343
Current liabilities	1,952	2,385
Debt (Note 20)	6,030	6,138
Lease and other financing obligations	531	596
Reclamation and remediation liabilities (Note 6)	3,521	3,464
Deferred income tax liabilities	2,297	2,407
Employee-related benefits	437	448
Silver streaming agreement	1,040	1,058
Other non-current liabilities (Note 21)	1,111	1,061
Total liabilities	16,919	17,557

Contingently redeemable noncontrolling interest	45	47

EQUITY
Common stock	1,290	1,298
Treasury stock	(156)	(120)
Additional paid-in capital	18,078	18,216
Accumulated other comprehensive income (loss) (Note 22)	(252)	(265)
Retained earnings (accumulated deficit)	2,846	2,291
Newmont stockholders' equity	21,806	21,420
Noncontrolling interests	929	950
Total equity	22,735	22,370
Total liabilities and equity	$39,699	$39,974

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	811	$1,298	(3)	$(120)	$18,216	$(265)	$2,291	$950	$22,370	$47
Cumulative-effect adjustment of adopting ASU No. 2016-13	—	—	—	—	—	—	(5)	—	(5)	—
Net income (loss)	—	—	—	—	—	—	822	4	826	(2)
Other comprehensive income (loss)	—	—	—	—	—	13	—	—	13	—
Dividends declared (1)	—	—	—	—	—	—	(112)	—	(112)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(50)	(50)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	25	25	—
Repurchase and retirement of common stock	(7)	(11)	—	—	(160)	—	(150)	—	(321)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(36)	—	—	—	—	(36)	—
Stock options exercised	—	—	—	—	4	—	—	—	4	—
Stock-based awards and related share issuances	2	3	—	—	18	—	—	—	21	—
Balance at March 31, 2020	806	$1,290	(4)	$(156)	$18,078	$(252)	$2,846	$929	$22,735	$45

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	87	31	118	1
Other comprehensive income (loss)	—	—	—	—	—	15	—	—	15	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(44)	(44)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	22	22	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	2	5	—	—	14	—	—	—	19	—
Balance at March 31, 2019	537	$860	(3)	$(109)	$9,632	$(269)	$385	$972	$11,471	$48
____________________________
(1)Cash dividends declared per common share was $0.14 for the three months ended March 31, 2020 and 2019.
(2)Distributions declared to noncontrolling interests of $50 and $44 for the three months ended March 31, 2020 and 2019, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $46 and $44 for distributions during the three months ended March 31, 2020 and 2019, respectively. Any differences are due to timing of payments.
(3)Cash calls requested from noncontrolling interests of $25 and $22 for the three months ended March 31, 2020 and 2019, respectively, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $28 and $26 for cash calls during the three months ended March 31, 2020 and 2019, respectively. Differences are due to timing of receipts.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2019 filed on February 20, 2020 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted.
On April 18, 2019 (the “acquisition date”), Newmont completed the business acquisition of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. The Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. For further information, see Note 3.
On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”). As of the effective date, the Company contributed its Carlin, Phoenix, Twin Creeks and Long Canyon operations ("existing Nevada mining operations") and Barrick contributed certain of its Nevada mining operations and assets. Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility, and is subject to the supervision and direction of NGM’s Board of Managers. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM.
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
In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements, impacts of global events such as the COVID-19 pandemic and management’s decision to reprioritize or abandon a development project can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.
During the first quarter of 2020 and subsequent to March 31, 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In response, the Company has placed the Musselwhite, Éléonore, Cerro Negro and Yanacocha operations temporarily into care and maintenance during the first quarter and took steps towards a safe and orderly ramp down of Peñasquito subsequent to March 31, 2020, while the remaining operations continue to operate. The impact of this pandemic could include additional sites being placed into care and maintenance, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping our products, delays in product refining and smelting due to restrictions or temporary closures, additional travel restraints, other supply chain disruptions and workforce interruptions, including loss of life. Depending on the duration and extent of the impact of COVID-19, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets and Goodwill.
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
Credit Losses
The Company adopted Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses, on January 1, 2020. Changes to the Company’s accounting policy as a result of adoption are discussed below.
The Company holds certain financial instruments that are exposed to credit losses. The Company assesses each counterparty's ability to pay by conducting a credit review. The credit review considers our expected exposure, timing of payment, contract terms and conditions, and the counterparty's creditworthiness based on established credit ratings and financial position. We monitor ongoing credit exposure through

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
review of counterparty balances against contract terms and due dates. Expected credit losses are estimated over the contractual life of the underlying instrument utilizing various measurement methods. These include discounted cash flow and probability-of-default methods.
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
Additionally, the Company has certain marketable equity and debt securities. Marketable equity securities are measured at fair value with any changes in fair value recorded in Other income, net. The Company accounts for its restricted marketable debt securities as available-for-sale securities. Unrealized gains and losses on available-for-sale ("AFS") investments, net of taxes, are reported as a component of Accumulated other comprehensive income (loss) in Total equity, unless an impairment is deemed to be credit-related. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet with a corresponding charge to Other Income, net.
Reclassifications
Certain amounts in prior years have been reclassified to conform to the 2020 presentation.
Recently Adopted Accounting Pronouncements and Securities and Exchange Commission Rules
Credit Losses
In June 2016, ASU No. 2016-13 was issued which, together with subsequent amendments, is included in ASC 326, Financial Instruments - Credit Losses. The standard changes the measurement of credit losses for certain financial instruments from an “incurred loss” model to an “expected loss” model.
The Company adopted this standard on January 1, 2020 using the modified retrospective approach. Upon adoption, the Company recognized a cumulative-effect adjustment of $5 to the opening balance of retained earnings. The comparative information has not been adjusted and continues to be reported under the accounting standards in effect for those periods.
Capitalization of Certain Cloud Computing Implementation Costs
In August 2018, ASU No. 2018-15 was issued which allows for the capitalization for certain implementation costs incurred in a cloud computing arrangement that is considered a service contract. The Company adopted this standard as of January 1, 2020. The adoption did not have a material impact on the Consolidated Financial Statements or disclosures.
Subsidiary Guarantor Financial Statements
In March 2020, the Securities and Exchange Commission (“SEC”) finalized its proposed updates to Rule 3-10 of Regulation S-X, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (the “Rule”). The Rule simplifies the disclosure requirements for issuers and guarantors of securities that are registered or being registered under the Securities Act of 1933. The Rule also eliminates the requirement to disclose condensed consolidating financial information within the financial statements for qualifying entities and permits abbreviated disclosures of the guarantor/issuer relationship within Part I, Item 2, Management’s Discussion and Analysis. The Rule is effective on January 4, 2021 and voluntary compliance prior to the effective date is permitted. The Company adopted the Rule effective January 1, 2020 and, as such, no longer includes condensed consolidating financial information within Part I, Item 1, Financial Statements. Abbreviated disclosures regarding the nature and relationship of debt guarantor/issuer relationships can now be found in Part I, Item 2, Management’s Discussion and Analysis under Subsidiary Guarantor Information.
Recently Issued Accounting Pronouncements
Accounting for Equity Securities, Investments and Certain Forward Contracts and Options
In January 2020, ASU No. 2020-01 was issued which clarifies the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted. The Company is completing its assessment of the impacts of this guidance and the anticipated adoption date.
Effects of Reference Rate Reform
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is still completing its assessment of the impacts of this guidance and the anticipated adoption date.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 3     BUSINESS ACQUISITION
On April 18, 2019, Newmont completed the business acquisition of Goldcorp, in which Newmont was the acquirer. The acquisition of Goldcorp increased the Company’s gold and other metal reserves and expanded the operating jurisdictions.
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
As of March 31, 2020, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Goldcorp is preliminary. At March 31, 2020, remaining items to finalize include the fair value of unrecognized tax benefits and deferred income tax assets and liabilities, based on information available at the acquisition date. The Company does not anticipate any changes to be material to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Newmont’s measurement period, which is not to exceed one year from the acquisition date.
The following table summarizes the preliminary purchase price allocation for the Goldcorp transaction as of March 31, 2020:

Assets:
Cash and cash equivalents	$117
Trade receivables	95
Investments	169
Equity method investments (1)	2,796
Inventories (2)	500
Stockpiles and ore on leach pads	57
Property, plant & mine development (3)	11,054
Goodwill (4)	2,542
Deferred income tax assets (5)	206
Other assets	508
Total assets	18,044

Liabilities:
Debt (6)	3,304
Accounts payable	240
Employee-related benefits	182
Income and mining taxes payable	20
Lease and other financing obligations	423
Reclamation and remediation liabilities (7)	897
Deferred income tax liabilities (5)	1,430
Silver streaming agreement (8)	1,165
Other liabilities (9)	927
Total liabilities	8,588
Net assets acquired	$9,456
____________________________
(1)The preliminary fair value of the equity method investments was determined by applying the income valuation method. The income valuation method relies on a discounted cash flow model and projected financial results. Discount rates for the discounted cash flow models are based on capital structures for similar market participants and included various risk premiums that account for risks associated with the specific investments.
(2)During the quarter, measurement period adjustments of $(34) decreased Inventories, primarily due to further refinement of the materials and supplies obsolescence reserves.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
(3)The preliminary fair value of property, plant and mine development is based on applying the income and cost valuation methods and includes a provision for the estimated fair value of asset retirement obligations related to the long-lived tangible assets.
(4)Preliminary goodwill attributable to the North America and South America reportable segments is $2,083 and $459, respectively. During the first quarter of 2020, the Company identified and recorded measurement period adjustments to our preliminary purchase price allocation that was disclosed in prior periods, as a result of additional analysis performed. These adjustments, which existed at the date of acquisition, primarily include increased Reclamation and remediation liabilities, updates to the deferred income tax balances, and decreased materials and supplies inventory, which resulted in Goodwill increasing by $5 during the quarter. During the first quarter of 2020, the Company also reclassified $84 of goodwill previously allocated to the Red Lake reporting unit, and included in Assets held for sale as of December 31, 2019, to other reporting units in the North America reportable segment as a result of refinements to deferred tax liability allocations that existed at the acquisition date.
(5)Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and the historical carryover tax basis of these assets and liabilities. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill. During the quarter, measurement period adjustments of $(36) decreased Deferred income tax liabilities, primarily due to updated estimates of tax basis balances that existed at the acquisition date, and the tax impact of the other measurement period adjustments described above and recorded during the quarter.
(6)The preliminary fair value of the Goldcorp Senior Notes is measured using a market approach, based on quoted prices for the acquired debt; $1,250 of borrowings under the term loan and revolving credit agreements approximate fair value.
(7)The preliminary fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities. During the first quarter of 2020, measurement period adjustments of $15 were made to Reclamation and remediation liabilities, as a result of additional analysis performed by the Company and third party specialists to estimate the closure cost requirements that existed as of the acquisition date.
(8)The preliminary fair value of the acquired silver streaming intangible liability is valued by using the income valuation method. Key assumptions in the income valuation method include long-term silver prices, level of silver production over the life of mine and discount rates.
(9)Other liabilities includes the preliminary balance of $450 related to unrecognized tax benefits, interest and penalties.
The measurement period adjustments discussed above had an immaterial impact to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020.
Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Goldcorp revenue of $826 and Goldcorp net income (loss) of $152 for the three months ended March 31, 2020.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Goldcorp acquisition occurred on January 1, 2019.

Three Months Ended March 31,
2019
Sales	$2,504
Net income (loss) (1)	33
____________________________
(1)Included in Net income (loss) is $54 of Goldcorp transaction and integration costs for the three months ended March 31, 2019.
NOTE 4     SEGMENT INFORMATION
The Company has organized its operations into five geographic regions: North America, South America, Australia, Africa and Nevada, which also represent Newmont’s reportable and operating segments. The results of these operating segments are reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance. As a result, these operating segments represent the Company’s reportable segments. Notwithstanding this structure, the Company internally reports information on a mine-by-mine basis for each mining operation and has chosen to disclose this information in the following tables. Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Newmont’s business activities that are not considered operating segments are included in Corporate and Other. Although they are not required to be included in this footnote, they are provided for reconciliation purposes:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended March 31, 2020
CC&V	$103	$60	$19	$2	$20	$6
Red Lake (2)	67	45	2	1	20	4
Musselwhite (2)	23	25	14	2	(21)	20
Porcupine (2)	116	55	25	1	34	7
Éléonore (2)	106	61	31	2	10	15
Peñasquito: (2)
Gold	159	64	29
Silver	123	68	33
Lead	39	26	13
Zinc	77	73	35
Total Peñasquito	398	231	110	2	66	29
Other North America	—	—	8	2	(12)	—
North America	813	477	209	12	117	81

Yanacocha	187	127	44	4	(8)	20
Merian	208	81	25	2	100	9
Cerro Negro (2)	116	51	40	7	8	14
Other South America	—	—	2	8	(12)	—
South America	511	259	111	21	88	43

Boddington:
Gold	243	131	23
Copper	21	25	5
Total Boddington	264	156	28	1	95	29
Tanami	189	65	24	4	131	31
Other Australia	—	—	2	2	493	—
Australia	453	221	54	7	719	60

Ahafo	151	81	29	5	32	30
Akyem	132	51	27	2	48	7
Other Africa	—	—	—	2	(3)	—
Africa	283	132	56	9	77	37

Nevada Gold Mines (3)	521	243	131	7	133	59
Nevada	521	243	131	7	133	59

Corporate and Other	—	—	4	15	(355)	8
Consolidated	$2,581	$1,332	$565	$71	$779	$288
____________________________
(1)Includes a decrease in accrued capital expenditures of $40; consolidated capital expenditures on a cash basis were $328.
(2)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(3)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended March 31, 2019
CC&V	$97	$66	$23	$3	$4	$2
Other North America	—	—	—	—	—	—
North America	97	66	23	3	4	2

Yanacocha	180	93	25	4	43	45
Merian	191	71	23	1	94	11
Other South America	—	—	4	9	(16)	—
South America	371	164	52	14	121	56

Boddington:
Gold	218	146	26
Copper	43	30	6
Total Boddington	261	176	32	—	48	14
Tanami	171	69	20	5	76	27
Kalgoorlie (2)	71	50	6	1	13	7
Other Australia	—	—	2	2	(5)	1
Australia	503	295	60	8	132	49

Ahafo	177	86	34	5	47	48
Akyem	123	51	34	3	34	11
Other Africa	—	—	—	1	(3)	—
Africa	300	137	68	9	78	59

Carlin (3)	279	184	55	8	28	29
Phoenix (3)
Gold	66	48	13
Copper	21	13	4
Total Phoenix	87	61	17	—	8	7
Twin Creeks (3)	100	51	13	2	36	16
Long Canyon (3)	66	20	20	5	21	5
Other Nevada (3)	—	—	—	5	(5)	1
Nevada	532	316	105	20	88	58

Corporate and Other	—	—	4	14	(148)	1
Consolidated	$1,803	$978	$312	$68	$275	$225
____________________________
(1)Consolidated capital expenditures on a cash basis were $225.
(2)On January, 2, 2020, the Company sold its 50% interest in Kalgoorlie. There were no operating results for the period ended March 31, 2020.
(3)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.
Asset Sales
Kalgoorlie
The Company entered into a binding agreement dated December 17, 2019, to sell its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020, and pursuant to the terms of the agreement, received proceeds of $800 in cash for its interests in Kalgoorlie. The proceeds are inclusive of a $25 payment that gives Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for 120 days the purchase of Newmont’s Kalgoorlie power business for fair market value. The option to negotiate the purchase of the power business was extended through the end of May 2020 due to the ongoing COVID-19 pandemic. As a result of the sale, the Company recognized a gain, within Other Australia, of $493, included in Gain on asset and investment sales.
Red Lake
The Company entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31,

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
2020, and pursuant to the terms of the agreement, received total consideration of $429, including cash proceeds of $375, $15 towards working capital, and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $39 at March 31, 2020. For further information, see Note 16. The proceeds are inclusive of transitional services support for six months subsequent to closing with an option to extend the terms for one additional three month period. As a result of the sale, the Company recognized a gain of $9, included in Gain on asset and investment sales.
The Kalgoorlie and Red Lake assets and liabilities were classified as held for sale for the year ended December 31, 2019.
NOTE 5     SALES
The following table presents the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate Production	Total Sales
Three Months Ended March 31, 2020
CC&V	$103	$—	$103
Red Lake	67	—	67
Musselwhite	23	—	23
Porcupine	116	—	116
Éléonore	106	—	106
Peñasquito
Gold	15	144	159
Silver (1)	—	123	123
Lead	—	39	39
Zinc	—	77	77
Total Peñasquito	15	383	398
North America	430	383	813

Yanacocha	187	—	187
Merian	208	—	208
Cerro Negro	116	—	116
South America	511	—	511

Boddington
Gold	54	189	243
Copper	—	21	21
Total Boddington	54	210	264
Tanami	189	—	189
Australia	243	210	453

Ahafo	151	—	151
Akyem	132	—	132
Africa	283	—	283

Nevada Gold Mines	509	12	521
Nevada	509	12	521

Consolidated	$1,976	$605	$2,581
____________________________
(1)Silver sales from concentrate includes $21 related to non-cash amortization of the Silver streaming agreement liability.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate Production	Sales from Other Production	Total Sales
Three Months Ended March 31, 2019
CC&V	$97	$—	$—	$97
North America	97	—	—	97

Yanacocha	180	—	—	180
Merian	191	—	—	191
South America	371	—	—	371

Boddington
Gold	52	166	—	218
Copper	—	43	—	43
Total Boddington	52	209	—	261
Tanami	171	—	—	171
Kalgoorlie (1)	71	—	—	71
Australia	294	209	—	503

Ahafo	177	—	—	177
Akyem	123	—	—	123
Africa	300	—	—	300

Carlin (2)	279	—	—	279
Phoenix:(2)
Gold	27	39	—	66
Copper	—	7	14	21
Total Phoenix	27	46	14	87
Twin Creeks (2)	100	—	—	100
Long Canyon (2)	66	—	—	66
Nevada	472	46	14	532

Consolidated	$1,534	$255	$14	$1,803
____________________________
(1)On January, 2, 2020, the Company sold its 50% interest in Kalgoorlie. There were no operating results for the period ended March 31, 2020.
(2)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.
Trade Receivables
The following table details the receivables included within Trade receivables:

	At March 31, 2020	At December 31, 2019
Receivables from Sales:
Gold sales from doré	$40	$27
Sales from concentrate production	175	331
Sales from other production	5	15
Total receivables from Sales	$220	$373
The impact to Sales from revenue initially recognized in previous periods due to the changes in pricing and changes in quantities resulting from assays is immaterial for the three months ended March 31, 2020 and an increase (decrease) of $4 and $(1), respectively, for the three months ended March 31, 2019.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The impact to Sales from revenue recognized due to the changes in pricing is a (decrease) increase of $(23) and $3 for the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020, Newmont had gold sales of 95,000 ounces priced at an average of $1,611 per ounce, copper sales of 20 million pounds priced at an average price of $2.18 per pound, silver sales of 3 million ounces priced at an average of $13.95 per ounce, lead sales of 22 million pounds priced at an average of $0.79 per pound, and zinc sales of 81 million pounds priced at an average of $0.86 per pound, subject to final pricing over the next several months.
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2020	2019
Reclamation accretion	$34	$26
Total reclamation expense	34	26

Remediation adjustments	2	3
Remediation accretion	2	1
Total remediation expense	4	4
	$38	$30
The following are reconciliations of Reclamation and remediation liabilities:

	2020	2019
Reclamation balance at January 1,	$3,334	$2,316
Additions, changes in estimates and other	(2)	2
Adjustment from the Newmont Goldcorp transaction	15	—
Payments, net	(15)	(7)
Accretion expense	34	26
Reclamation balance at March 31,	$3,366	$2,337

	2020	2019
Remediation balance at January 1,	$299	$279
Additions, changes in estimates and other	(2)	—
Payments, net	(5)	(4)
Accretion expense	2	1
Remediation balance at March 31,	$294	$276
The current portion of reclamation liabilities was $96 and $125 at March 31, 2020 and December 31, 2019, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $43 and $44 at March 31, 2020 and December 31, 2019, respectively, and was included in Other current liabilities. At March 31, 2020 and December 31, 2019, $3,366 and $3,334, respectively, were accrued for reclamation obligations relating to operating and formerly operating properties.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2020 and December 31, 2019, $294 and $299, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 37% greater or 0% lower than the amount accrued at March 31, 2020. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
Included in Other non-current assets at March 31, 2020 and December 31, 2019 are $56 and $53 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at March 31, 2020, $47 was related to the Ahafo and Akyem mines in Ghana, Africa, $5 related to NGM in Nevada, United States and $4 was related to the Midnite (Dawn) mine site in Washington, United States. Of the amounts at December 31, 2019, $47 was related to the Ahafo and Akyem mines in Ghana, Africa, $5 related to NGM in Nevada, United States and $1 was related to the Midnite (Dawn) mine site in Washington, United States.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Included in Other non-current assets at March 31, 2020 and December 31, 2019 was $49 and $55, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at March 31, 2020, $28 is related to the Midnite mine and Dawn mill sites, $21 is related to San Jose Reservoir. Of the amounts at December 31, 2019, $31 is related to the Midnite mine and Dawn mill sites and $24 is related to San Jose Reservoir.
Refer to Notes 21 and 24 for further discussion of reclamation and remediation matters.
NOTE 7     OTHER EXPENSE, NET

	Three Months Ended March 31,
	2020	2019
Care and maintenance costs	$20	$—
Goldcorp transaction and integration costs	16	45
Restructuring and other	7	5
COVID-19 specific costs	2	—
Nevada JV transaction and implementation costs	—	12
Impairment of long-lived assets	—	1
Other	8	5
	$53	$68
Care and maintenance costs. Care and maintenance costs represent direct costs incurred at the Musselwhite, Éléonore, Cerro Negro and Yanacocha mine sites during the period that these sites were temporarily placed into care and maintenance in response to the COVID-19 pandemic.
Goldcorp transaction and integration costs. Goldcorp transaction and integration costs for the three months ended March 31, 2020 primarily include integration activities, related severance costs and consulting services. For the three months ended March 31, 2019, Goldcorp transaction and integration costs primarily include legal and consulting services for due diligence, transaction and integration related costs associated with the Newmont Goldcorp transaction.
Restructuring and other. Restructuring and other represents certain costs associated with severance, legal and other settlements for all periods presented.
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. Additionally, the Company established the Newmont Global Community Support Fund on April 9, 2020 to help host communities, governments and employees combat the COVID-19 pandemic.
Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs for the three months ended March 31, 2019 primarily represent legal costs incurred related to the Nevada JV Agreement, including hostile defense fees.
NOTE 8     OTHER INCOME, NET

	Three Months Ended March 31,
	2020	2019
Foreign currency exchange, net	$66	$(2)
Interest	11	21
Charges from debt extinguishment	(74)	—
Change in fair value of investments	(93)	21
Impairment of investments	(93)	(1)
Other	(6)	5
	$(189)	$44
Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other liabilities in Australia, Mexico, Argentina, Canada, Peru and Suriname.
Charges from debt extinguishment. During the first quarter of 2020, the Company recorded a loss on extinguishment of $66 related to the debt tender offer of its Senior Notes due March 15, 2022 ("2022 Senior Notes"), its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”) and a loss of $8 related to the associated forward starting swaps, reclassified from Accumulated other comprehensive income (loss). Refer to Note 20 for additional information.
Change in fair value of investments. Change in fair value of investments primarily represents unrealized holding gains and losses related to the Company's investments in current and non-current marketable equity securities. For the three months ended March 31, 2020, losses reflect market developments, including market impacts from the COVID-19 pandemic.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Impairment of investments. During the first quarter of 2020, the Company recognized an investment impairment for other-than-temporary declines in the value of TMAC Resources, Inc. ("TMAC"). Refer to Note 17 for additional information.
NOTE 9     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31,
	2020			2019
Income (loss) before income and mining tax and other items		$779			$275

U.S. Federal statutory tax rate	21%	$164		21%	$58
Reconciling items:
Percentage depletion	(1)	(10)		(5)	(13)
Change in valuation allowance on deferred tax assets	(14)	(109)	(1)	11	29
Foreign rate differential	11	84		13	36
Mining and other taxes	3	20		8	23
Tax impact of foreign exchange(2)	(23)	(179)		—	—
Other	—	7		(2)	(8)
Income and mining tax expense (benefit)	(3)%	$(23)		46%	$125
____________________________
(1)Change in valuation allowance is due to a net release on capital losses and other capital assets associated with the sales of Kalgoorlie and Continental Gold, partially offset by increases associated with net operating losses, tax credits, equity method investments and marketable securities.
(2)Tax impact of foreign exchange includes the following: (i) Mexican inflation on tax values, (ii) currency translation effects of local currency deferred tax assets and deferred tax liabilities, (iii) the tax impact of local currency foreign exchange gains or losses, and (iv) non-taxable or non-deductible U.S. dollar currency foreign exchange gains or losses.
NOTE 10     EQUITY INCOME (LOSS) OF AFFILIATES

	Three Months Ended March 31,
	2020	2019
Pueblo Viejo Mine	$48	$—
Maverix Metals Inc.	(3)	—
Alumbrera Mine	(3)	—
Norte Abierto Project	(2)	—
NuevaUnión Project	(2)	—
TMAC Resources Inc.	(1)	(3)
Euronimba Ltd.	—	(2)
	$37	$(5)
Refer to Note 17 for additional information about the above equity method investments.
NOTE 11     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS
The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended March 31,
	2020	2019
Holt royalty obligation	$(14)	$(27)
Batu Hijau contingent consideration and other	(1)	1
Net income (loss) from discontinued operations	$(15)	$(26)

The Holt Royalty Obligation
At March 31, 2020 and December 31, 2019, the estimated fair value of the Holt royalty obligation was $271 and $257, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three months ended March 31, 2020 and 2019, the Company recorded a gain (loss) of $(14) and $(27), net of a tax benefit (expense) of $3 and $—, respectively, related to the Holt royalty obligation.
The Company paid $3 during the three months ended March 31, 2020 and 2019 related to the Holt royalty obligation. Refer to Note 16 for additional information on the Holt royalty obligation.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Batu Hijau Contingent Consideration
Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara in 2016 included certain contingent payment provisions that were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See Note 16 for additional information.
NOTE 12     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended March 31,
	2020	2019
Merian	$24	$23
Yanacocha	(22)	9
	$2	$32

NOTE 13     NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing income available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly, except that weighted average common shares is increased to reflect all dilutive instruments, including employee stock awards. The dilutive effects of Newmont’s dilutive securities are calculated using the treasury stock method.

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$837	$113
Discontinued operations	(15)	(26)
	$822	$87

Weighted average common shares (millions):
Basic	807	534
Effect of employee stock-based awards	2	—
Diluted	809	534

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$1.04	$0.21
Discontinued operations	(0.02)	(0.05)
	$1.02	$0.16
Diluted:
Continuing operations	$1.04	$0.21
Discontinued operations	(0.02)	(0.05)
	$1.02	$0.16
During the quarter ended March 31, 2020 and 2019, the Company repurchased and retired approximately 7 million and nil shares of its common stock for $321 and $—, respectively. During the three months ended March 31, 2020 and 2019, the Company withheld 1 million and 1 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards.
NOTE 14 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended March 31,
	2020	2019
Pension benefit costs (credits), net (1):
Service cost	$4	$7
Interest cost	9	11
Expected return on plan assets	(15)	(16)
Amortization, net	7	6
	$5	$8

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31,
	2020	2019
Other benefit costs (credits), net (1):
Interest cost	$1	$1
Amortization, net	(1)	(2)
	$—	$(1)
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income, net.
NOTE 15 STOCK-BASED COMPENSATION

	Three Months Ended March 31,
	2020	2019
Stock-based compensation:
Restricted stock units	$15	$11
Performance leveraged stock units	6	8
Goldcorp phantom restricted share units (1)	3	—
Goldcorp performance share units (1)	1	—
	$25	$19
____________________________
(1)These awards are classified as liability awards and their face value is remeasured at the end of each reporting period until vested.
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

	Fair Value at March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,709	$3,709	$—	$—
Restricted cash	109	109	—	—
Trade receivable from provisional concentrate sales, net	175	—	175	—
Marketable equity securities (Note 17) (1)	282	273	9	—
Restricted marketable debt securities (Note 17)	48	21	27	—
Restricted other assets (Note 17)	1	1	—	—
Red Lake contingent consideration	39	—	—	39
Batu Hijau contingent consideration	37	—	—	37
	$4,400	$4,113	$211	$76
Liabilities:
Debt (2)	$7,019	$—	$7,019	$—
Diesel derivative contracts	8	—	8	—
Holt royalty obligation (Note 21)	271	—	—	271
Cash-settled Goldcorp share awards	16	—	16	—
	$7,314	$—	$7,043	$271

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,243	$2,243	$—	$—
Restricted cash	106	106	—	—
Trade receivable from provisional concentrate sales, net	331	—	331	—
Marketable equity securities (Note 17) (1)	376	357	19	—
Marketable debt securities (Note 17)	39	—	—	39
Continental conversion option (Note 17)	51	—	51	—
Restricted marketable debt securities (Note 17)	54	23	31	—
Restricted other assets (Note 17)	1	1	—	—
Batu Hijau contingent consideration	38	—	—	38
	$3,239	$2,730	$432	$77
Liabilities:
Debt (2)	$7,068	$—	$7,068	$—
Diesel derivative contracts	1	—	1	—
Holt royalty obligation (Note 21)	257	—	—	257
Cash-settled Goldcorp share awards	12	—	12	—
	$7,338	$—	$7,081	$257
____________________________
(1)Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $6 and $13 at March 31, 2020 and December 31, 2019, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $6,116 and $6,138 at March 31, 2020 and December 31, 2019, respectively. The fair value measurement of debt was based on an independent third party pricing source.
The fair values of the derivative instruments in the table above are presented on a net basis. The gross amounts related to the fair value of the derivative instruments above are immaterial. All other fair value disclosures in the above table are presented on a gross basis.
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
The estimated fair value of the Red Lake contingent consideration was determined using (i) a discounted cash flow model, (ii) estimates of new mineralization discoveries, and (iii) estimates of mineralization conversion. The contingent consideration was determined to be a financial instrument that met the definition of a derivative, but does not qualify for hedge accounting under ASC 815. It is classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease of the Red Lake contingent consideration. Increases in the new mineralization discoveries and mineralization conversion probability will result in a corresponding increase of the Red Lake contingent consideration. The Company recorded the initial gain from obtaining the contingent consideration to Gain on asset and investment sales. Ongoing mark-to-market changes in the fair value of the contingent consideration will be recorded to Other income, net.
The estimated fair value of the Batu Hijau contingent consideration was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future copper prices using the Company’s long-term copper price, and (iii) estimated production and/or development dates for Batu Hijau Phase 7 and the Elang projects in Indonesia. The contingent consideration is classified within Level 3 of

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
the fair value hierarchy. Increases in the discount rate will result in a decrease in the Batu Hijau contingent consideration. Increases in the copper price will result in a corresponding increase of the Batu Hijau contingent consideration.
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
The Company’s marketable debt securities consist of an unrestricted convertible debenture with Continental (the “Continental Convertible Debt”). The estimated fair value of the host debt instrument was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease of the Continental Convertible Debt. In March 2020, the Company completed the sale of its interest in Continental, which included the convertible debenture. Refer to Note 17 for further information.
The Continental conversion option is an embedded derivative in the Continental Convertible Debt agreement. It is valued using a Black-Scholes model using quoted market prices in active markets of the underlying security. As the option itself is not traded on the exchange, this instrument is classified within Level 2 of the fair value hierarchy. In March 2020, the Company completed the sale of its interest in Continental, which included the conversion option. Refer to Note 17 for further information.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2020 and December 31, 2019:

Description	At March 31, 2020	Valuation technique	Significant input	Range, point estimate or average
Red Lake contingent consideration	$39	Discounted cash flow	Discount rate	5.00%
			New mineralization discoveries (in 000's of ounces)	0 - 5,000
			Mineralization conversion probability	30 - 60%
Batu Hijau contingent consideration	$37	Monte Carlo	Discount rate	14.90%
			Short-term copper price	$2.56
			Long-term copper price	$3.00
Holt royalty obligation (1)	$271	Monte Carlo	Discount rate (1)	3.44%
			Short-term gold price	$1,583
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	276 - 988
____________________________
(1)The Holt royalty obligation discount rate is calculated as a weighted-average Newmont-specific unsecured borrowing rate, which is weighted by relative fair value of various production scenarios.

Description	At December 31, 2019	Valuation technique	Significant input	Range, point estimate or average
Continental Convertible Debt	$39	Discounted cash flow	Discount rate	11.06%
Batu Hijau contingent consideration	$38	Monte Carlo	Discount rate	14.90%
			Short-term copper price	$2.67
			Long-term copper price	$3.00
Holt royalty obligation (1)	$257	Monte Carlo	Discount rate (1)	2.53%
			Short-term gold price	$1,481
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	298 - 1613
____________________________
(1)The Holt royalty obligation discount rate is calculated as a weighted-average Newmont-specific unsecured borrowing rate, which is weighted by relative fair value of various production scenarios.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Continental Convertible Debt (1)	Red Lake Contingent Consideration (1)	Batu Hijau Contingent Consideration (2)	Total Assets	Holt Royalty Obligation (2)	Total Liabilities
Fair value at December 31, 2019	$39	$—	$38	$77	$257	$257
Additions and settlements	—	39	—	39	(3)	(3)
Revaluation	1	—	(1)	—	17	17
Sales	(40)	—	—	(40)	—	—
Fair value at March 31, 2020	$—	$39	$37	$76	$271	$271

	Continental Convertible Debt (3)	Batu Hijau Contingent Consideration (2)	Total Assets	Holt Royalty Obligation (2)	Total Liabilities
Fair value at December 31, 2018	$—	$26	$26	$161	$161
Additions and settlements	33	—	33	(3)	(3)
Revaluation	—	1	1	27	27
Fair value at March 31, 2019	$33	$27	$60	$185	$185
____________________________
(1)The gain (loss) recognized is included in Gain on asset and investment sales.
(2)The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(3)The gain (loss) recognized is included in Other comprehensive income (loss).
NOTE 17 INVESTMENTS

	At March 31, 2020	At December 31, 2019
Current:
Marketable equity securities	$175	$237

Non-current:
Marketable equity securities	$101	$126

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,232	$1,230
NuevaUnión Project (50.0%)	938	940
Norte Abierto Project (50.0%)	480	478
Maverix Metals Inc. (25.1%)	77	93
Alumbrera Mine (37.5%)	51	54
TMAC Resources, Inc. (28.0%)	11	114
Continental Gold, Inc. (1)	—	164
	2,789	3,073
	$2,890	$3,199

Non-current restricted investments: (2)
Marketable debt securities	$48	$54
Other assets	1	1
	$49	$55
____________________________
(1)During the first quarter of 2020, the Company sold its entire interest in Continental Gold, Inc. See below for more information.
(2)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 6.
Pueblo Viejo
As of March 31, 2020, the Company had outstanding shareholder loans to Pueblo Viejo of $394, with accrued interest of $1, included in the Pueblo Viejo equity method investment. Additionally, the Company had an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of March 31, 2020.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $157 during the quarter ended March 31, 2020. These

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
purchases, net of subsequent sales, were included in Other income, net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of March 31, 2020.
Continental Gold, Inc.
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
Additionally, in March 2019, the Company entered into a convertible debt agreement with Continental totaling $50. The debt was convertible into common shares of Continental at a price of C$3.00 per share. The debt was an unrestricted marketable debt security and was classified as available-for-sale. The fair value of the marketable debt security was $39 as of December 31, 2019 and was included in the Continental equity method investment balance. The conversion feature was identified as an embedded derivative, which was bifurcated from the host instrument and included in the Continental equity method investment balance. The fair value of the conversion option was $51 as of December 31, 2019. Changes in the conversion option fair value were included in Other Income, net.
During the fourth quarter of 2019, the Company entered into a contractual arrangement to sell its entire interest in Continental, including its convertible debt, to Zijin Mining Group. The Company completed the sale on March 4, 2020, and pursuant to the terms of the agreement, received cash proceeds of $253. As a result of the sale, the Company recognized a gain of $91 included in Gain on asset and investment sales.
TMAC Resources, Inc.
During the quarter ended March 30, 2020, the Company recorded a non-cash other-than-temporary impairment charge of $93, in Other income, net related to TMAC. The impairment charge was calculated using quoted market prices as of March 31, 2020.
NOTE 18     INVENTORIES

	At March 31, 2020	At December 31, 2019
Materials and supplies	$617	$655
In-process	142	189
Concentrate (1)	102	96
Precious metals (2)	110	74
	$971	$1,014
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 19     STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2020	At December 31, 2019
Current:
Stockpiles	$560	$493
Ore on leach pads	326	319
	$886	$812
Non-current:
Stockpiles	$1,279	$1,154
Ore on leach pads	240	330
	$1,519	$1,484
Total:
Stockpiles	$1,839	$1,647
Ore on leach pads	566	649
	$2,405	$2,296

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Stockpiles		Leach pads
	At March 31, 2020	At December 31, 2019	At March 31, 2020	At December 31, 2019
Stockpiles and ore on leach pads:
CC&V	$6	$6	$233	$239
Musselwhite	55	53	—	—
Porcupine	5	2	—	—
Éléonore	2	1	—	—
Peñasquito	255	193	—	—
Yanacocha	50	55	135	181
Merian	41	45	—	—
Cerro Negro	1	—	—	—
Boddington	481	458	—	—
Tanami	2	4	—	—
Ahafo	416	403	—	—
Akyem	140	126	—	—
Nevada Gold Mines	385	301	198	229
	$1,839	$1,647	$566	$649
During the three months ended March 31, 2020, the Company recorded write-downs of $24 and $9, classified as a component of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2020, $24 was related to Yanacocha and $9 to NGM.
During the three months ended March 31, 2019, the Company recorded write-downs of $42 and $15, classified as a component of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2019, $4 was related to CC&V, $9 to Yanacocha, $8 to Boddington, $9 to Akyem, $24 to Carlin, and $3 to Twin Creeks. In July 2019, Carlin and Twin Creeks were contributed to NGM. See Note 1 for additional information.
NOTE 20     DEBT
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2020 (for the remainder of 2020)	$86
2021	550
2022	492
2023	414
2024	—
Thereafter	4,624
$6,166
In March 2020, the Company completed a public offering of $1,000 unsecured Senior Notes due October 1, 2030 (“2030 Senior Notes”). Net proceeds from the 2030 Senior Notes were $985. The 2030 Senior Notes will pay interest semi-annually at a rate of 2.250% per annum. The proceeds from this issuance, supplemented with cash from the Company's balance sheet, were primarily used to fund the debt tender offers of the 2022 Senior Notes, the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes in March 2020.
In March 2020, the Company launched the debt tender offers to purchase portions of its 2022 Senior Notes, 2023 Newmont Senior Notes and 2023 Goldcorp Senior notes for cash. The tender offers included an early tender period that settled in March 2020 and a final tender period that settled in April 2020. In March 2020, the Company purchased approximately $495 of its 2022 Senior Notes, $487 of its 2023 Newmont Senior Notes and $18 of its 2023 Goldcorp Senior Notes related to its early tender period offers. The Company recorded a net pre-tax loss of $66 in Other income, net as a result of these debt tender offers. Additionally, the Company reclassified losses of $8 to Other income, net from Accumulated other comprehensive income (loss) related to the acceleration of the unrealized losses on the forward starting swap contracts which were previously settled with the issuance of the 2022 Senior Notes. In April 2020, the Company purchased approximately $5 of its 2022 Senior Notes and $81 of its 2023 Goldcorp Senior Notes through its final tender period offers. The Company expects to record a pre-tax loss of $3 as a result of the final tender period offers in April 2020.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 21     OTHER LIABILITIES

	At March 31, 2020	At December 31, 2019
Other current liabilities:
Accrued operating costs	$189	$210
Reclamation and remediation liabilities	139	169
Payables to joint venture partners	88	75
Accrued interest	68	60
Silver streaming agreement	67	69
Royalties	57	60
Accrued capital expenditures	51	58
Taxes other than income and mining	38	47
Deposit on Kalgoorlie power business option	25	—
Operating leases	21	28
Holt royalty obligation	20	14
Other	80	90
	$843	$880

Other non-current liabilities:
Income and mining taxes (1)	$422	$445
Holt royalty obligation	251	243
Norte Abierto deferred payments	153	154
Operating leases	112	47
Galore Creek deferred payments	93	92
Social development obligations	18	18
Other	62	62
	$1,111	$1,061
____________________________
(1)Income and mining taxes at March 31, 2020 and December 31, 2019 includes unrecognized tax benefits, including penalties and interest of $410 and $445, respectively.
NOTE 22     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2019	$5	$119	$(281)	$(108)	$(265)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(1)	10	—	(5)	4
(Gain) loss reclassified from accumulated other comprehensive income (loss)	(5)	—	5	9	9
Other comprehensive income (loss)	(6)	10	5	4	13
Balance at March 31, 2020	$(1)	$129	$(276)	$(104)	$(252)

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2020	2019
Marketable debt securities adjustments:
Sale of marketable securities	$(5)	$—	Gain on asset and investment sales
Total before tax	(5)	—
Tax	—	—
Net of tax	$(5)	$—

Pension and other post-retirement benefit adjustments:
Amortization	$6	$4	Other income, net
Total before tax	6	4
Tax	(1)	—
Net of tax	$5	$4

Hedge instruments adjustments:
Interest rate contracts	$11	$3	Interest expense, net (1)
Operating cash flow hedges	—	1	Costs applicable to sales
Total before tax	11	4
Tax	(2)	—
Net of tax	$9	$4
Total reclassifications for the period, net of tax	$9	$8
____________________________
(1)$8 was reclassified to Other income, net as a result of the tender offers during the first quarter of 2020. See Note 20 for additional information.
NOTE 23     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2020	2019
Decrease (increase) in operating assets:
Trade and other receivables	$300	$51
Inventories, stockpiles and ore on leach pads	(87)	(50)
Other assets	5	18
Increase (decrease) in operating liabilities:
Accounts payable	(53)	(18)
Reclamation and remediation liabilities	(20)	(11)
Other accrued liabilities	(118)	20
	$27	$10

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Environmental Matters
Refer to Note 6 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.
Newmont USA Limited - 100% Newmont Owned
Ross-Adams mine site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA pursuant to the requirements of an Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont. The EE/CA was provided to the USFS in April 2015. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the ASAOC had been completed. During the third quarter of 2016, Newmont received a notice of completion of work per the ASAOC from the USFS, which finalized the ASAOC. The USFS issued an Action Memorandum in April 2018 to select the preferred Removal Action alternative identified in the EE/CA. The parties have finalized the ASAOC and the USFS is completing publication in the Federal Register for the 30-day public review and comment prior to becoming effective.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Condensed Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. Newmont is managing the remediation project during the 2020 construction season with a focus on the Pit 4 backfill and the start of Phase 2 remediation activities.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $165 at March 31, 2020.
Other Legal Matters
Minera Yanacocha S.R.L. - 51.35% Newmont Owned
Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. From 2011 to the first quarter of 2020, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. The water authority that is in charge of supervising the proper water administration has also issued notices of alleged regulatory violations in previous years. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently active in 2020 range from zero to 146,165 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001247 based on current exchange rates, with a total potential fine amount for outstanding matters of $0 to $182.3. Yanacocha is responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
start the judicial process in order to review the claim and the proofs presented by the plaintiff. Yanacocha has answered the claim. Neither the Company nor Yanacocha can reasonably predict the outcome of this litigation.
Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha appealed the Superior Court ruling to the Peru Supreme Court. On January 18, 2019, the Peru Supreme Court issued notice that three judges support the position of the tax authority and two judges support the position of Yanacocha. Because four votes are required for a final decision, an additional judge was selected to issue a decision and the parties conducted oral arguments in April 2019. In early February 2020, the additional judge ruled in favor of the tax authority, finalizing a decision of the Peru Supreme Court against Yanacocha. As a result of the decision, the amount of $29 was recognized during the quarter, but Yanacocha filed an action objecting to potential excessive interest of up to $60. It is not possible to fully predict the outcome of this litigation.
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
Newmont Ghana Gold Limited and Newmont Golden Ridge Limited
On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”), filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana that the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament; NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and NGRL January 19, 2010 mining lease; ratified by Parliament on December 3, 2015. The writ alleges that any mineral exploitation prior to Parliament ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) a declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliament ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent, and; (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

NEWMONT CORPORATION
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
Mexico Tax Matters
Tax Reassessment from Mexican Tax Authority. During 2016, the Mexican Tax Authority issued reassessment notices for two of Goldcorp, Inc.’s Mexican subsidiaries primarily related to a reduction in the amount of deductible interest paid on related party debt by those subsidiaries during their 2008 and 2009 fiscal years, and the disallowance of certain intra company fees and expenses. The 2008 fiscal year notices reassessed an additional $11 of income tax, interest, and penalties. The 2009 fiscal year notices reassessed an additional $102 of income tax, interest and penalties relating to the reduction in the amount of intra group interest payments. In the first quarter of 2020, settlement discussions progressed on these matters and the Company expects to reach a settlement by the end of the year for significantly less than the reassessment.
A separate Mexican subsidiary of Goldcorp, Inc. received reassessments from the Mexican Tax Authority for fiscal years 2008 and 2009 and audit observations relating to fiscal years 2010 through 2017. Disputed items include the treatment of intercompany charges, interest on related party debt, deductibility of mine stripping costs and the gain recognized on the sale of the mine. In the second quarter of 2019, significant progress in settling a number of years and issues was made, resulting in $96 payment, which was fully accrued in the financial statements. In the first quarter of 2020, settlement was reached with the Mexican Tax Authority for 2008 through 2010 for an immaterial amount, with conversations continuing for fiscal years 2011, 2012 and 2014 through 2017.
The outcome of these disputes is not readily determinable but could have a material impact on the Company. The Company believes that its tax positions are valid and intends to vigorously defend its tax filing positions.
State of Zacatecas’ Ecological Tax. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Company’s Peñasquito mine may be subject to these taxes. Payments are due monthly in arrears with the first payment due on February 17, 2017. Further, the Company believes that there is no legal basis for the taxes and filed legal claims challenging their constitutionality and legality on March 9, 2017. Other companies similarly situated also filed legal claims against the taxes. The Mexican federal government also filed a claim before the National Supreme Court against the State of Zacatecas challenging whether the State of Zacatecas had the constitutional authority to implement the taxes. On February 11, 2019, the National Supreme Court of Mexico ruled that the State of Zacatecas has the constitutional authority to implement environmental taxes, and that ruling was not subject to appeal. The Company’s case continued, and although there was an initial ruling in favor of the Company, this ruling was appealed by the local tax authorities. On October 15, 2019, the First Collegiate Circuit Court of the Auxiliary Center of the Eleventh Region reversed the favorable ruling (except with respect to one issue, which was affirmed in the Company’s favor). While the First Collegiate Circuit Court’s ruling is not subject to further appeal and the Company currently has no legal challenges active with the Mexican courts, the Company is nonetheless not able to calculate the environmental taxes with sufficient reliability given that: (a) the legislation is broadly worded and despite the years of inquiries, the State of Zacatecas has not put forward any guidance on how the tax would be levied; and (b) certain claims by other companies similarly situated are still being resolved by the Supreme Court, the results of which may change the taxes payable by the Company. The Company, along with other companies in the State of Zacatecas, is continuing to meet with governmental authorities to understand how the environmental tax would be levied and has recorded immaterial amounts as potential estimates for the amount of the taxes.
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
As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $153 as of March 31, 2020 to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other non-current liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 25    NEVADA GOLD MINES TRANSACTIONS
For the three months ended March 31, 2020, the Company billed NGM $3 for services provided under the transition services agreement.
In addition, the Company purchases gold and silver from NGM for resale to third parties. Gold purchases from NGM totaled $513 for the three months ended March 31, 2020.
Total amounts due to (from) NGM for gold and silver purchased and the transition services agreement services provided were $88 as of March 31, 2020.
As the formation of NGM was effective July 1, 2019 there were no NGM related transactions for the three months ended March 31, 2019.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Corporation, a Delaware corporation, and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020.
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
During the first quarter of 2020 and subsequent to March 31, 2020, the COVID-19 pandemic escalated to a global pandemic, which has had varying impacts in the jurisdictions in which we operate. In response, we have fully mobilized our business continuity plans and rapid response teams and are working closely with host communities, regional and national governments and health experts to protect our workforce and nearby communities. In March 2020, this included placing Musselwhite, Éléonore, Cerro Negro and Yanacocha temporarily into care and maintenance, though gold production from leach pads continues at Yanacocha. In April 2020, we also took steps to safely ramp down operations at Peñasquito. Operations placed in care and maintenance will be positioned so they can safely and quickly resume normal production once protective measures have been lifted. Our remaining sites continue to operate. Refer to the “First Quarter 2020 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources”, “Accounting Developments” and “Non-GAAP Financial Measures” for further information about the impacts of the COVID-19 pandemic on the Company.
On April 18, 2019 (the “acquisition date”), Newmont completed the business acquisition of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. The Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. The financial information included in the following discussion and analysis of financial condition and results of operations during the period ended March 31, 2020, compared to the same period in 2019, includes the results of operations acquired in the Newmont Goldcorp transaction since April 18, 2019. For further information, see Note 3 to the Condensed Consolidated Financial Statements.
On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”). As of the effective date, the Company contributed its Carlin, Phoenix, Twin Creeks and Long Canyon mines ("existing Nevada mining operations") and Barrick contributed certain of its Nevada mining operations and assets. Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. The financial information included in the following discussion and analysis of financial condition and results of operations during the period ended March 31, 2020, compared to the same period in 2019, includes the results of operations of NGM since July 1, 2019.
We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.
Asset Sales
Kalgoorlie
The Company entered into a binding agreement dated December 17, 2019, to sell its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020. As the sale was completed on January 2, 2020, there are no results for Kalgoorlie for the three months ended March 31, 2020 included herein.
Red Lake
The Company entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31, 2020. As the sale was completed on March 31, 2020, results for Red Lake for the three months ended March 31, 2020 are included within the discussion below.
For further information on asset sales, see Note 4 to the Condensed Consolidated Financial Statements.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended March 31,		Increase (decrease)
	2020	2019
Net income (loss) from continuing operations attributable to Newmont stockholders	$837	$113	$724
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.04	$0.21	$0.83
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to the recognized gain on the sales of Kalgoorlie, Continental Gold, Inc. ("Continental") and Red Lake in 2020, higher income tax benefits in 2020 due to the release of tax valuation allowances, higher production due to the Newmont Goldcorp transaction and higher average realized gold prices, partially offset by the change in fair value of investments, the impairment charge of TMAC Resources, Inc. ("TMAC") and charges from debt extinguishment for the three months ended March 31, 2020. For discussion regarding variations in production volumes and unit cost metrics, see Results of Consolidated Operations below.
The details of our Sales are set forth below. See Note 5 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change (1)
	2020	2019
Gold	$2,321	$1,739	$582	33%
Copper	21	64	(43)	(67)
Silver	123	—	123	N.M.
Lead	39	—	39	N.M.
Zinc	77	—	77	N.M.
	$2,581	$1,803	$778	43%
____________________________
(1)N.M. – Not meaningful
The following analysis summarizes consolidated sales for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,316	$34	$118	$50	$120
Provisional pricing mark-to-market	12	(11)	(9)	(2)	(13)
Silver streaming amortization	—	—	21	—	—
Gross after provisional pricing and streaming impact	2,328	23	130	48	107
Treatment and refining charges	(7)	(2)	(7)	(9)	(30)
Net	$2,321	$21	$123	$39	$77
Consolidated ounces (thousands)/ pounds (millions) sold	1,460	13	8,678	60	124
Average realized price (per ounce/pound)(1):
Gross before provisional pricing and streaming impact	$1,587	$2.48	$13.59	$0.83	$0.97
Provisional pricing mark-to-market	9	(0.81)	(1.00)	(0.03)	(0.11)
Silver streaming amortization	—	—	2.39	—	—
Gross after provisional pricing and streaming impact	1,596	1.67	14.98	0.80	0.86
Treatment and refining charges	(5)	(0.11)	(0.85)	(0.16)	(0.24)
Net	$1,591	$1.56	$14.13	$0.64	$0.62
____________________________
(1)Per ounce measures may not recalculate due to rounding.

The following analysis summarizes consolidated sales for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Gold	Copper
	(ounces)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$1,745	$63
Provisional pricing mark-to-market	—	3
Gross after provisional pricing and streaming impact	1,745	66
Treatment and refining charges	(6)	(2)
Net	$1,739	$64
Consolidated ounces (thousands)/ pounds (millions) sold	1,338	22
Average realized price (per ounce/pound)(1):
Gross before provisional pricing and streaming impact	$1,304	$2.85
Provisional pricing mark-to-market	—	0.15
Gross after provisional pricing and streaming impact	1,304	3.00
Treatment and refining charges	(4)	(0.11)
Net	$1,300	$2.89
____________________________
(1)Per ounce measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Three Months Ended March 31,
	2020 vs. 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$159	$(26)	$130	$48	$107
Increase (decrease) in average realized price	424	(17)	—	—	—
Decrease (increase) in treatment and refining charges	(1)	—	(7)	(9)	(30)
	$582	$(43)	$123	$39	$77
The increase in gold sales during the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to new production from the Newmont Goldcorp transaction and higher average realized gold prices. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The decrease in copper sales during the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product for NGM, lower production at Boddington and lower average realized copper prices. For the comparable periods in 2019, the Company recognized copper sales at its Phoenix operation as a co-product. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The silver, lead and zinc sales during the three months ended March 31, 2020 are associated with production at Peñasquito resulting from the Newmont Goldcorp transaction. Silver sales at all other Newmont operations are recognized as a by-product credit to Costs applicable to sales. See Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change (1)
	2020	2019
Gold	$1,140	$935	$205	22%
Copper	25	43	(18)	(42)
Silver	68	—	68	N.M.
Lead	26	—	26	N.M.
Zinc	73	—	73	N.M.
	$1,332	$978	$354	36%
____________________________
(1)N.M. – Not meaningful

The increase in Costs applicable to sales for gold during the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to new production associated with the Newmont Goldcorp transaction, partially offset by lower stockpile and leach pad inventory adjustments.
The decrease in Costs applicable to sales for copper during the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product for NGM and lower production at Boddington.
Costs applicable to sales for silver, lead and zinc during the three months ended March 31, 2020, is associated with production at Peñasquito resulting from the Newmont Goldcorp transaction.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change (1)
	2020	2019
Gold	$463	$292	$171	59%
Copper	5	10	(5)	(50)
Silver	33	—	33	N.M.
Lead	13	—	13	N.M.
Zinc	35	—	35	N.M.
Other	16	10	6	60
	$565	$312	$253	81%
____________________________
(1)N.M. – Not meaningful
The increase in Depreciation and amortization for gold during the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to new production associated with the Newmont Goldcorp transaction and the formation of NGM, partially offset by lower stockpile and leach pad inventory adjustments.
The decrease in Depreciation and amortization for copper for the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product for NGM.
Depreciation and amortization for silver, lead and zinc during the three months ended March 31, 2020, is associated with production at Peñasquito resulting from the Newmont Goldcorp transaction.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Reclamation and remediation increased by $8 during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to higher reclamation accretion costs from the Newmont Goldcorp transaction.
Exploration expense increased by $3 during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to new exploration opportunities acquired through the Newmont Goldcorp transaction, partially offset by decreased spending in Nevada due to the formation of NGM and decreased spending in Australia due to the sale of Kalgoorlie.
Advanced projects, research and development expense was in line during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the Newmont Goldcorp transaction offset by lower spend in Nevada due to formation of NGM.
General and administrative expense increased by $6 during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the Newmont Goldcorp transaction. General and administrative expense as a percentage of Sales was 2.5% for the three months ended March 31, 2020, compared to 3.3% in the same period in 2019.
Other expense, net decreased $15 during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to decreases in transaction costs associated with the Newmont Goldcorp transaction and legal costs associated with the Nevada JV Agreement, including hostile defense fees. The decrease is partially offset by higher integration costs related to the Newmont Goldcorp transaction and direct care and maintenance and COVID-19 specific costs incurred as a result of the COVID-19 pandemic.
Gain on asset and investment sales increased $592 for the three months ended March 31, 2020, compared to the same period in 2019. The increase is primarily due to the sale of Kalgoorlie in Australia, the Red Lake complex in Canada and our investment in Continental. See Note 4 for additional information of the sales of Kalgoorlie and Red Lake and Note 17 for additional information on the sale of Continental.
Other income, net decreased by $233 during the three months ended March 31, 2020, compared to the same period in 2019. The decrease is primarily due to other-than-temporary impairments of our investment in TMAC, decreases to the fair value of investments and debt extinguishment charges. This decrease was partially offset by foreign currency exchange gains in 2020.

Interest expense, net increased by $24 during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to increased debt balances as a result of the Newmont Goldcorp transaction and a decrease in capitalized interest.
Income and mining tax expense (benefit) was $(23) and $125 during the three months ended March 31, 2020 and 2019, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; (vii) and the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	March 31, 2020					March 31, 2019
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$138	19%		$26	(2)	$75	14%		$10	(2)
CC&V	20	5		1	(3)	3	—		—	(3)
Corporate & Other	(219)	5		(11)	(4)	(104)	(5)		5	(4)
Total US	(61)	(26)		16		(26)	(58)		15
Australia	697	11		74	(5)	118	43		51	(5)
Ghana	72	35		25		71	32		23
Suriname	89	27		24		75	26		20
Peru	(13)	(246)		32	(6)	35	46		16	(6)
Canada	(117)	6		(7)	(7)	3	—		—	(7)
Mexico	109	(134)		(146)	(8)	—	—		—	(8)
Argentina	(6)	200		(12)	(9)	—	—		—	(9)
Other Foreign	9	—		—		(1)	—		—
Rate adjustments	—	N/A		(29)	(10)	—	N/A		—	(10)
Consolidated	$779	(3)%	(11)	$(23)		$275	46%	(11)	$125
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)Includes deduction for percentage depletion of $(13) and $(15) and mining taxes of $10 and $10, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(3) and $—, respectively.
(4)Includes valuation allowance of $32 and $26, respectively.
(5)Includes mining taxes net of associated federal benefit of $14 and $16, and valuation allowance of $(148) and $—, respectively.
(6)Includes mining taxes net of associated federal benefit of $(1) and $—, valuation allowance of $8 and $2, and expense related to prior year tax disputes of $28 and $—, respectively.
(7)Includes valuation allowance of $36 and $—, uncertain tax position reserve adjustment of $(6) and $—, and tax impacts from the exposure to fluctuations in foreign currency of $(9) and $—, respectively.
(8)Includes mining tax net of associated federal benefit of $3 and $—, valuation allowance of $(5) and $—, uncertain tax position reserve adjustment of $(19) and $—, and tax impact from the exposure to fluctuations in foreign currency of $(157) and $—, respectively.
(9)Includes tax impacts from the exposure to fluctuations in foreign currency of $(10) and $—, respectively.
(10)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(11)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

 On March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions such as the accelerated recoverability of alternative minimum tax credits and relaxing limitations on the deductibility of interest and on the use of net operating losses. The Company has analyzed this legislation and has determined that it has no effect on the current quarter income tax expense. However, due to the provision accelerating the recoverability of alternative minimum tax credits, the Company expects to receive a refund of all outstanding alternative minimum tax credits by the end of the calendar year and has now reflected these amounts as a prepaid tax.
In addition to the FFCR and CARES Acts, governments in various jurisdictions in which the Company operates, passed legislation in response to the COVID-19 pandemic. The Company has evaluated these provisions and determined there is no impact on the current quarter income tax expense.
Equity income (loss) of affiliates was $37 and $(5) during the three months ended March 31, 2020 and 2019, respectively. The increase is primarily due to income of $48 from the Pueblo Viejo mine, which was acquired as part of the Newmont Goldcorp transaction. For the three months ended March 31, 2020, earnings before income taxes and depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $101. Pueblo Viejo EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For additional information regarding our Equity income (loss) of affiliates, see Note 10.
Net income (loss) from discontinued operations was $(15) and $(26) for the three months ended March 31, 2020 and 2019, respectively. The change is primarily due to an increase in the Holt royalty obligation resulting from an increase in the expected gold price, partially offset by a decrease in the discount rate and a decrease in production from prior periods. For additional information regarding our discontinued operations, see Note 11 to our Condensed Consolidated Financial Statements.
Net loss (income) attributable to noncontrolling interests from continuing operations was $2 and $32 during the three months ended March 31, 2020 and 2019, respectively. The change is due to an increased net loss at Yanacocha.
Results of Consolidated Operations
Newmont has developed gold equivalent ounces (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020 and Gold ($1,200/oz.) and Copper ($2.75/lb.) pricing for 2019.
During March 2020 we placed the Musselwhite, Éléonore, Cerro Negro and Yanacocha mine sites temporarily into care and maintenance in response to the COVID-19 pandemic and recognized $20 of cash and $7 of non-cash care and maintenance costs included in Other expense, net and Depreciation and amortization, respectively. During the first quarter of 2020 our other mines continued operating and have implemented heightened levels of health screening including, but not limited to, canceling non-essential travel, establishing temperature and questionnaire screening at entry points to sites, establishing flexible and remote working plans for employees, establishing screening for fly-in-fly-out employees prior to their departures from their home communities, mandatory self-quarantine for anyone who has travelled internationally or has any flu-like symptoms and implementing “social distancing” requirements. We incurred $2 of incremental direct costs related to our response to the COVID-19 pandemic, also included in Other expense, net, as a result of these and other actions taken to protect our employees and operations.
In April 2020, we also took steps to safely ramp down operations at Peñasquito leading to a temporary halt on April 12, 2020. If at any point we determine that continuing operations at our remaining sites poses an increased risk to our workforce or host communities, we will reduce operational activities and limit activities to essential care and maintenance procedures including the management of critical environmental systems. Such reductions could have a material impact on our business, results of operations, financial condition or liquidity.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	376	81	$863	$889	$359	$303	$1,067	$991
South America	327	292	806	577	343	182	997	721
Australia	258	340	730	756	184	147	949	897
Africa	186	231	737	594	311	297	930	775
Nevada	329	393	733	768	395	258	927	952
Total/Weighted-Average (3)	1,476	1,337	$781	$701	$328	$224	$1,030	$907
Attributable to Newmont	1,384	1,230

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (4)	310	—	$580	$—	$279	$—	$841	$—
Australia (5)	29	31	813	899	153	168	1,035	1,039
Nevada (6)	—	17	—	747	—	241	—	878
Total/Weighted-Average	339	48	$602	$848	$267	$192	$860	$985

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	95	—
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended March 31, 2020, All-in sustaining costs includes $9 and $11 in care and maintenance costs recorded in Other expense, net at North America and South America, respectively.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the three months ended March 31, 2020, North America produced 9,497 thousand ounces of silver, 62 million pounds of lead and 135 million pounds of zinc. The Peñasquito mine in North America was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
(5)For the three months ended March 31, 2020 and 2019, the Boddington mine in Australia produced 13 million and 13 million pounds of copper, respectively.
(6)For the three months ended March 31, 2019, the Phoenix mine in Nevada produced 8 million pounds of copper. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended March 31, 2020 compared to 2019
Consolidated gold production increased 10% primarily due to new production from Éléonore, Porcupine, Peñasquito and Red Lake in North America and Cerro Negro in South America, partially offset by the sale of Kalgoorlie in Australia and lower ore grade milled at Ahafo in Africa and Yanacocha and Merian in South America. In response to the COVID-19 pandemic, the Musselwhite, Éléonore, Cerro Negro and Yanacocha operations were temporarily halted as the mines were placed on care and maintenance in an effort to protect our workforce and nearby communities.
Consolidated gold equivalent ounces – other metals production increased 606% primarily due to new production at Peñasquito in North America, partially offset by the classification of copper as a by-product at Phoenix following the formation of NGM.
Costs applicable to sales per consolidated gold ounce increased 11% primarily due to lower ore grade mined and higher leach pad inventory adjustments at Yanacocha in South America, lower ore grade mined and higher gold-price driven royalties at Merian in South America, in addition to lower ounces sold, higher gold-price driven royalties and higher strip ratio at Ahafo in Africa, partially offset by higher gold ounces sold as a result of the Newmont Goldcorp transaction. Costs applicable to sales per consolidated gold equivalent ounce – other metals decreased 29% primarily due to higher gold equivalent ounces – other metals sold, a favorable Australian dollar foreign currency exchange rate, no stockpile inventory adjustment and lower copper royalties at Boddington in Australia, in addition to the classification of copper as a by-product at Phoenix in Nevada following the formation of NGM.
Depreciation and amortization per consolidated gold ounce increased 46% primarily due to higher amortization rates from asset additions including new assets acquired following the completion of the Newmont Goldcorp transaction and the formation of NGM, partially offset by higher gold ounces sold. Included in Depreciation and amortization is $7 relating to care and maintenance costs. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 39% primarily due to higher amortization rates from new assets acquired at Peñasquito following the completion of the Newmont Goldcorp transaction.

All-in sustaining costs per consolidated gold ounce increased 14% primarily due to higher costs applicable to sales per gold ounce, higher sustaining capital spend and care and maintenance costs. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 13% primarily due to lower costs applicable to sales per gold equivalent ounce – other metals, partially offset by higher treatment and refining costs.
North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	69	81	$916	$889	$298	$303	$1,043	$991
Red Lake	38	—	1,066	—	44	—	1,182	—
Musselwhite	15	—	1,715	—	959	—	2,602	—
Porcupine	77	—	759	—	342	—	881	—
Éléonore	61	—	909	—	468	—	1,248	—
Peñasquito	116	—	655	—	299	—	769	—
Total/Weighted-Average (3)	376	81	$863	$889	$359	$303	$1,067	$991

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)	310	—	$580	$—	$279	$—	$841	$—
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended March 31, 2020, All-in sustaining costs includes $3 and $6 in care and maintenance costs recorded in Other expense, net at Musselwhite and Éléonore, respectively.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the three months ended March 31, 2020, Peñasquito produced 9,497 thousand ounces of silver, 62 million pounds of lead and 135 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction
Three months ended March 31, 2020 compared to 2019
CC&V, USA. Gold production decreased 15% primarily driven by lower ore grades milled and lower mill throughput. Costs applicable to sales per gold ounce increased 3% primarily due to lower ounces sold, partially offset by lower inventory adjustments. Depreciation and amortization per gold ounce decreased 2% primarily due to lower inventory adjustments. All-in sustaining costs per gold ounce increased 5% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce.
Red Lake, Canada. Red Lake was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production at Red Lake was 38,000 gold ounces in the first quarter of 2020. The sale of the Red Lake complex to Evolution closed on March 31, 2020. Refer to Note 4 for further information on asset sales.
Musselwhite, Canada. Musselwhite was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production at Musselwhite was limited to 15,000 gold ounces in the first quarter of 2020. Processing activities restarted in February, primarily from surface stockpiles. Underground mine development and rehabilitation of the underground conveyor following the fire in March 2019 continued during the quarter; however, the ramp up of Musselwhite operations and the construction of the conveyor was temporarily halted and the operations were placed on care and maintenance on March 22, 2020 in response to the COVID-19 pandemic. We recognized $3 of cash and $— of non-cash care and maintenance costs included in Other expense, net and Depreciation and amortization, respectively, at Musselwhite in the first quarter of 2020.
Porcupine, Canada. Porcupine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production at Porcupine was 77,000 gold ounces in the first quarter of 2020. Production and cost metrics in the quarter were impacted positively due to contributions of higher grade materials and higher processing recoveries.
Éléonore, Canada. Éléonore was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production at Éléonore was 61,000 gold ounces in the first quarter of 2020. Production and cost metrics this quarter were impacted negatively due to rehabilitation of ground support in the mine. Additionally, on March 23, 2020, the Éléonore operations were temporarily halted as the operations were placed on care and maintenance due to the Quebec government’s restriction on non-essential travel in response to the COVID-19 pandemic. We recognized $6 of cash and $2 of non-cash care and maintenance costs included in Other expense, net and Depreciation and amortization, respectively, at Éléonore in the first quarter of 2020.
Peñasquito, Mexico. Peñasquito was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold and gold equivalent ounces – other metals production at Peñasquito were 116,000 gold ounces and 310,000 gold equivalent ounces – other metals, respectively, in the first quarter of 2020. Production and cost metrics were impacted positively due to higher process grades and recoveries for all co-product metals. In response to the COVID-19 pandemic, the Peñasquito operations were temporarily halted on April 12, 2020 as the mine was placed on care and maintenance due to the Mexico federal government issuing a decree mandating the temporary suspension of all non-essential activities, including mining.

South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended March 31,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	122	144	$1,075	$675	$372	$180	$1,309	$853
Merian	133	148	621	483	189	158	707	576
Cerro Negro	72	—	699	—	542	—	985	—
Total / Weighted Average (3)	327	292	$806	$577	$343	$182	$997	$721
Yanacocha (48.65%)	(59)	(70)
Merian (25.00%)	(33)	(37)
Attributable to Newmont	235	185

Attributable gold from equity method investments (4)	(ounces in thousands)
Pueblo Viejo (40%)	95	—
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. All-in sustaining costs includes $4 and $7 in care and maintenance costs recorded in Other expense, net at Yanacocha and Cerro Negro, respectively
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended March 31, 2020 compared to 2019
Yanacocha, Peru. On March 16, 2020 the Yanacocha operations were temporarily halted as the operations were placed on care and maintenance due to government travel restrictions in-country in response to the COVID-19 pandemic. Despite the operations being placed on care and maintenance, gold production from leach pads and critical safety, security and environmental management activities continue, also we continue to work closely with local authorities and unions to explore ways to restart certain limited operations, while adhering to government restrictions and requirements and health care considerations. We recognized $4 of cash and $2 of non-cash care and maintenance costs included in Other expense, net and Depreciation and amortization, respectively, at Yanacocha in the first quarter of 2020. During the first quarter of 2020, gold production decreased 15% primarily due to lower ore grade milled as a result of lower ore grade mined, in addition to the site being placed on care and maintenance, partially offset by higher leach production. Costs applicable to sales per gold ounce increased 59% primarily due to lower ore grade mined and higher leach pad inventory adjustments. Depreciation and amortization per gold ounce increased 107% primarily due to higher amortization rates as a result of Quecher Main achieving commercial production in the fourth quarter of 2019 and higher leach pad inventory adjustments. All-in sustaining costs per gold ounce increased 53% primarily due to higher costs applicable to sales per gold ounce, higher reclamation costs and care and maintenance costs.
Merian, Suriname. Gold production decreased 10% primarily due to lower ore grade milled as a result of lower ore grade mined, a lower draw-down of in-circuit inventory and lower recovery, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 29% primarily due to lower ore grade mined and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 20% due to lower gold ounces sold and higher amortization rates from asset additions. All-in sustaining costs per gold ounce increased 23% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. Cerro Negro was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production at Cerro Negro was 72,000 gold ounces in the first quarter of 2020. Production and cost metrics this quarter were impacted negatively due to back-fill and development delays leading to lack of access to higher grade stopes and unscheduled maintenance at the crusher impacting cement rock fill production for back-fill. On March 20, 2020 the Cerro Negro operations were temporarily halted as the operations were placed on care and maintenance due to Argentina halting all domestic flights and mass transportation in response to the COVID-19 pandemic. Essential activities to maintain infrastructure, continue environmental management, provide security and perform ground control requirements continue while the operations are in care and maintenance. We recognized $7 of cash and $3 of non-cash care and maintenance costs included in Other expense, net and Depreciation and amortization, respectively, at Cerro Negro in the first quarter of 2020.
Pueblo Viejo, Dominican Republic. Our equity method investment in Pueblo Viejo was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production at Pueblo Viejo was 95,000 gold ounces on an attributable basis in the first quarter of 2020. Refer to Note 10 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	142	155	$883	$868	$156	$158	$1,094	$973
Tanami	116	131	540	526	202	151	728	679
Kalgoorlie	—	54	—	917	—	110	—	1,078
Total/Weighted-Average (3)	258	340	$730	$756	$184	$147	$949	$897

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (4)	29	31	$813	$899	$153	$168	$1,035	$1,039
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the three months ended March 31, 2020 and 2019, Boddington produced 13 million and 13 million pounds of copper, respectively.
Three months ended March 31, 2020 compared to 2019
Boddington, Australia. Gold production decreased 8% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher mill throughput. Gold equivalent ounces – other metals production decreased 6% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher throughput. Costs applicable to sales per gold ounce increased 2% primarily due to lower gold ounces sold and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign currency exchange rate and no stockpile inventory adjustments. Costs applicable to sales per gold equivalent ounce – other metals decreased 10% primarily due to a favorable Australian dollar foreign currency exchange rate, no stockpile inventory adjustments, lower copper-price driven royalties and lower co-product allocation of costs to other metals, partially offset by higher mill maintenance costs and lower gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce decreased 1% primarily due to lower amortization rates from a longer reserve life and no stockpile inventory adjustments, partially offset by lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 9% primarily due to lower amortization rates from a longer reserve life and no stockpile inventory adjustments, partially offset by lower gold equivalent ounces – other metals sold. All-in sustaining costs per gold ounce increased 12% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals was in line with the prior year.
Tanami, Australia. Gold production decreased 11% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher mill throughput as a result of higher ore tons mined. Costs applicable to sales per gold ounce increased 3% primarily due to lower gold ounces sold and higher gold-price driven royalties, partially offset by a favorable Australian dollar foreign currency exchange rate and lower power costs. Depreciation and amortization per gold ounce increased 34% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in March 2019 coupled with lower gold ounces sold. All-in sustaining costs per gold ounce increased 7% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Kalgoorlie, Australia. The sale of our 50% interest in Kalgoorlie was completed on January 2, 2020. Refer to Note 4 for further information on asset sales.
Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended March 31,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	102	137	$845	$637	$300	$254	$1,055	$794
Akyem	84	94	613	533	323	357	766	727
Total / Weighted Average (3)	186	231	$737	$594	$311	$297	$930	$775
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.

Three months ended March 31, 2020 compared to 2019
Ahafo, Ghana. Gold production decreased 26% primarily due to lower ore grade milled as a result of lower ore grade mined from the Subika pit, partially offset by higher throughput due to the Ahafo Mill Expansion project achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce increased 33% primarily due to lower ounces sold, higher gold price-related royalties and higher strip ratio. Depreciation and amortization per gold ounce increased 18% primarily due to higher amortization from asset additions and lower ounces sold. All-in sustaining costs per gold ounce increased 33% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Akyem, Ghana. Gold production decreased 11% primarily due to lower ore grade milled, partially offset by a drawdown of in-circuit inventory as compared to a buildup in the prior year. Costs applicable to sales per gold ounce increased 15% primarily due to lower ounces sold, higher gold price-related royalties and higher equipment maintenance costs, partially offset by no stockpile inventory adjustment. Depreciation and amortization per gold ounce decreased 10% primarily due to lower amortization rates due to a longer reserve life and no stockpile inventory adjustment, partially offset by lower ounces sold. All-in sustaining costs per gold ounce increased 5% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower reclamation, advanced projects and sustaining capital costs.
Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	329	—	$733	$—	$395	$—	$927	$—
Carlin	—	218	—	860	—	256	—	1,033
Phoenix	—	49	—	916	—	250	—	1,077
Twin Creeks	—	74	—	659	—	175	—	860
Long Canyon	—	52	—	391	—	388	—	516
Total/Weighted-Average (3)	329	393	$733	$768	$395	$258	$927	$952

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Phoenix (4)	—	17	$—	$747	$—	$241	$—	$878
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the three months ended March 31, 2019, Phoenix produced 8 million pounds of copper. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
Three months ended March 31, 2020 compared to 2019
Nevada Gold Mines. Attributable gold production at Nevada Gold Mines was 329,000 gold ounces in the first quarter of 2020. Efforts continued to be focused on achieving synergies and optimizing the operations. Depreciation and amortization per gold ounce reflects the fair value of assets upon the formation of NGM on July 1, 2019.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol and the Surinamese dollar. Approximately 45% and 31% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended March 31, 2020 and

2019, respectively, including approximately 16% denominated in the Australian dollar, 13% denominated in the Canadian dollar and 11% denominated in the Mexican peso in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $11 per ounce during the three months ended March 31, 2020, compared to the same period in 2019, primarily in Australia.
Our Cerro Negro mine, which was acquired as part of the Newmont Goldcorp transaction and located in Argentina, is a U.S. dollar functional currency entity. On September 1, 2019, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency (“currency controls”). These currency controls include conversion requirements of export proceeds to local currency, limits on banks’ use of foreign currency, restrictions on individuals’ foreign currency purchases, and the reintroduction of affidavits to verify foreign currency transactions comply with regulations. Argentina has also been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. Since the currency controls were enacted, the Company is required to convert metal sales proceeds to the Argentine Peso within five business days from receipt of cash at Cerro Negro and obtain central bank approval for any dividends or distributions to the parent company. While we have balances denominated in Argentine pesos that relate to accounts payable and employee-related liabilities and tax receivables and liabilities, the majority of Cerro Negro’s activity has historically been denominated in U.S. dollars. Additionally, a component of the deferred tax liability is carried in Argentine pesos, which is impacted by fluctuations in the Argentine peso exchange rate. The currency controls have not had a significant impact on our financial statements in the first quarter of 2020. We have been successful in distributing cash from Cerro Negro through registered intercompany debt and do not expect the currency controls to have a significant impact on our liquidity.
Our Merian mine is located in the country of Suriname, which has experienced significant swings in inflation rates for the last three years. On March 24, 2020, Suriname's central bank enacted the Act Controlling Currency Transactions and Transactions Bureaus in an effort to stabilize the local currency (the "Act"). This Act includes a provision on the repatriation of export earnings and restrictions on imports; however, Newmont and the Republic of Suriname have a Mineral Agreement in place superseding these provisions. Therefore, we do not expect there to be a current or future impact to our operations or financial statements.
Liquidity and Capital Resources
Liquidity Overview
We have a disciplined cash allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our shareholders. Consistent with that strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends and share repurchases.
During 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In an effort to protect the health and safety of our workforce, their families and neighboring communities in which we operate, we have put selected operations temporarily into care and maintenance during March 2020 and ramped down operations at Peñasquito in April 2020, while others continue to operate. We have not had significant shipping delays for produced metals, and third party refineries that were temporarily closed at March 31, 2020 have since reopened. Depending on the duration and extent of the impact of the COVID-19 pandemic, additional sites could be placed into care and maintenance; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of March 31, 2020, our available liquidity totals $6,637, consisting of our cash and cash equivalents of $3,709 and borrowing capacity of $2,928 available under our unsecured revolving credit facility, which we believe allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
In December 2019, our Board of Directors authorized a stock repurchase program for up to $1 billion of common stock to be repurchased in the next 12 months. Through March 31, 2020, we have executed trades totaling $800 of common stock repurchases, of which $321 were settled as of March 31, 2020 and $479 were settled as of December 31, 2019. In January 2020, we announced a plan to increase our quarterly dividend from $0.14 per share to $0.25 per share. In April 2020, the Board approved and declared the first quarter dividend of $0.25. The Company’s management and board of directors continue to monitor Newmont’s future quarterly dividends and timing of future share buybacks as it monitors the ongoing evolution of the COVID-19 pandemic.
At March 31, 2020, the Company had $3,709 in Cash and cash equivalents, of which $1,177 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2020, $429 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At March 31, 2020, $1,040 in consolidated cash and cash equivalents ($628 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At March 31, 2020, our borrowing capacity on our revolving credit facility was $2,928 and we had no borrowings outstanding under the revolving credit facility. We do not expect any limitations on our ability to access our revolving credit facility as a result of the COVID-19 pandemic. We continue to remain compliant with covenants and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.

Our financial position was as follows:

	At March 31, 2020	At December 31, 2019
Debt	$6,116	$6,138
Lease and other financing obligations	623	696
Less: Cash and cash equivalents	(3,709)	$(2,243)
Net debt	$3,030	$4,591
Borrowing capacity on revolving credit facility	$2,928	$2,940
Total liquidity (1)	$6,637	$5,183
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.
Cash Flows
Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	March 31,
	2020	2019
Net cash provided by (used in) operating activities of continuing operations	$939	$574
Net cash provided by (used in) operating activities of discontinued operations	(3)	(3)
Net cash provided by (used in) operating activities	$936	$571

Net cash provided by (used in) investing activities	$1,123	$(275)

Net cash provided by (used in) financing activities	$(586)	$(143)
Net cash provided by (used in) operating activities of continuing operations was $939 during the three months ended March 31, 2020, an increase of $365 from the three months ended March 31, 2019, primarily due to higher sales from the Newmont Goldcorp transaction and a higher average realized gold price.
Net cash provided by (used in) investing activities was $1,123 during the three months ended March 31, 2020, an increase in cash provided of $1,398 from the three months ended March 31, 2019, primarily due to the sale of the Kalgoorlie and Red Lake operations in 2020, the sale of our investment in Continental Gold in 2020, Return of investment from equity method investees of $43 in 2020 related to Pueblo Viejo, and lower Purchases of investments, partially offset by higher Additions to property, plant and mine development.
Net cash provided by (used in) financing activities was $(586) during the three months ended March 31, 2020, an increase in cash used of $443 from the three months ended March 31, 2019, primarily due to 2020 repurchases of common stock under the share buyback plan, increases in dividends paid to stockholders due to an increase in the number of shares outstanding in the first quarter of 2020 and the early tendering of portions of the 2022 and 2023 Senior Notes that were only partially offset by issuance of the 2.25% 2030 Senior Notes.
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

For the three months ended March 31, 2020 and 2019, we had Additions to property, plant and mine development as follows:

	2020			2019
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$20	$61	$81	$—	$2	$2
South America	20	23	43	39	17	56
Australia	13	47	60	13	36	49
Africa	14	23	37	34	25	59
Nevada	13	46	59	4	54	58
Corporate and other	2	6	8	—	1	1
Accrual basis	$82	$206	$288	$90	$135	$225
Decrease (increase) in non-cash adjustments			40			—
Cash basis			$328			$225
For the three months ended March 31, 2020, development projects included Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides in South America; Tanami Expansion 2 in Australia; Ahafo North in Africa; and Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez in Nevada. For the three months ended March 31, 2019, development projects included Quecher Main and Yanacocha Sulfides in South America; the Tanami Expansion 2 project in Australia; Ahafo North, Subika Underground, and the Ahafo Mill Expansion in Africa; and Turquoise Ridge joint venture 3rd shaft in Nevada.
For the three months ended March 31, 2020 and 2019, sustaining capital included the following:
•North America. Capital expenditures primarily related to underground mine development, tailings facility construction, mining equipment and capitalized component purchases;
•South America. Capital expenditures primarily related to capitalized component purchases, mining equipment, reserves drilling conversion, underground mine development, tailings facility construction and infrastructure improvements;
•Australia. Capital expenditures primarily related to equipment and capitalized component purchases, underground mine development and tailings and support facilities;
•Africa. Capital expenditures primarily related to underground mine development, capitalized component purchases and tailings facility expansion; and
•Nevada. Capital expenditures primarily related to surface and underground mine development, tailings facility construction and capitalized component purchases.
Refer to our global project pipeline discussion above for additional details. Refer to Note 4 to our Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.
Debt
Debt and Corporate Revolving Credit Facilities
There were no material changes to our debt and corporate revolving credit facilities since December 31, 2019, except as noted in Note 20 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2019, for information regarding our debt and corporate revolving credit facilities.
Debt Covenants
There were no material changes to our debt covenants, except as noted in Note 20 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2019, for information regarding our debt covenants.
At March 31, 2020, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Supplemental Guarantor Information
In September 2018, we filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries. A list of our outstanding debt securities guaranteed by Newmont USA is included in Exhibit 22 to this Quarterly Report. These guarantees are full and unconditional, and no other of our subsidiaries guarantees any security issued and outstanding. There are no restrictions on the ability of Newmont, as issuer, or Newmont USA, as guarantor (collectively, the “Obligor Group”), to obtain funds from its subsidiaries by dividend, loan or otherwise. Additionally, the cash provided by operations of the Obligor Group and all of its subsidiaries is available to satisfy debt repayments as they become due, except to the extent of any rights of noncontrolling interests. Net assets attributable to noncontrolling interests were $929 and $950 at March 31, 2020 and December 31, 2019, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM and 51.35% interest in Yanacocha. Prior to July 1, 2019, Newmont USA included certain operations from our existing Nevada mining operations, which were contributed in exchange for our 38.5% interest in NGM. For further information regarding these operations, see Note 4 to our Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations. For further information regarding Newmont’s other operations, see our Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s assets consisted primarily of the following assets and liabilities as the remaining assets and liabilities of the Obligor Group are considered immaterial:

	Obligor Group		Newmont USA
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Current intercompany assets	$10,240	$11,407	$3,877	$3,669
Non-current intercompany assets	$2,254	$2,286	$420	$472
Current intercompany liabilities	$7,870	$9,167	$1,829	$1,814
Current external debt	$5	$—	$—	$—
Non-current external debt	$5,853	$5,815	$—	$—
Newmont USA's subsidiary guarantees (the “subsidiary guarantees”) are general unsecured senior obligations of Newmont USA and rank equal in right of payment to all of Newmont USA's existing and future senior unsecured indebtedness and senior in right of payment to all of Newmont USA's future subordinated indebtedness. The subsidiary guarantees are effectively junior to any secured indebtedness of Newmont USA to the extent of the value of the assets securing such indebtedness.
At March 31, 2020, Newmont USA had approximately $5,858 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
Under the terms of the subsidiary guarantees, holders of Newmont’s securities subject to such subsidiary guarantees will not be required to exercise their remedies against Newmont before they proceed directly against Newmont USA.
Newmont USA will be released and relieved from all its obligations under the subsidiary guarantees in certain specified circumstances, including, but not limited to, the following:
•upon the sale or other disposition (including by way of consolidation or merger), in one transaction or a series of related transactions, of a majority of the total voting power of the capital stock or other interests of Newmont USA (other than to Newmont or any of Newmont’s affiliates);
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at March 31, 2020, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At March 31, 2020, (i) Newmont’s total consolidated indebtedness was approximately $6,739 , none of which was secured (other than $623 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $6,195 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on Newmont’s debt subject to the subsidiary guarantees, see Note 20 to our Condensed Consolidated Financial Statements and see Exhibit 22 to this Quarterly Report.
Contractual Obligations

There have been no material changes in our contractual obligations since December 31, 2019, except as noted in Note 20 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2019 for information regarding our contractual obligations.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements since December 31, 2019. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2019, for information regarding our off-balance sheet arrangements.

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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings “Environmental” and “Critical Accounting Policies” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2019, filed February 20, 2020 on Form 10-K.
For more information on the Company’s reclamation and remediation liabilities, see Notes 6 and 24 to the Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to Newmont stockholders	$822	$87
Net income (loss) attributable to noncontrolling interests	2	32
Net (income) loss from discontinued operations (1)	15	26
Equity loss (income) of affiliates	(37)	5
Income and mining tax expense (benefit)	(23)	125
Depreciation and amortization	565	312
Interest expense, net	82	58
EBITDA	$1,426	$645
Adjustments:
(Gain) loss on asset and investment sales (2)	$(593)	$(1)
Change in fair value of investments (3)	93	(21)
Impairment of investments (4)	93	1
Loss on debt extinguishment (5)	74	—
Goldcorp transaction and integration costs (6)	16	45
Restructuring and other (7)	7	5
COVID-19 specific costs (8)	2	—
Nevada JV transaction and integration costs (9)	—	12
Impairment of long-lived assets (10)	—	1
Adjusted EBITDA (11)	$1,118	$687
____________________________
(1)For additional information regarding our discontinued operations, see Note 11 to our Condensed Consolidated Financial Statements.
(2)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, primarily represents a $493 gain on the sale of Kalgoorlie in January 2020, a $91 gain on the sale of Continental and a $9 gain on the sale of Red Lake in March 2020.

(3)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 17 to our Condensed Consolidated Financial Statements.
(4)Impairment of investments, included in Other income, net, primarily represents the other-than-temporary impairment of the TMAC investment recorded in March 2020.
(5)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of the 2022 Senior Notes and 2023 Senior Notes.
(6)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019.
(7)Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements.
(8)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic.
(9)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(10)Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(11)Adjusted EBITDA has not been adjusted for $20 of cash care and maintenance costs, included in Other expense, net, which primarily represent costs incurred associated with our Musselwhite, Éléonore, Yanacocha and Cerro Negro sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during the period ended March 31, 2020.
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

	Three Months Ended March 31,
	2020	2019
Equity income (loss) of affiliates	$37	$(5)
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	11	5
Equity income (loss) of affiliates, Pueblo Viejo (1)	48	—
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax benefit (expense)	37	—
Depreciation and amortization	16	—
Pueblo Viejo EBITDA	$101	$—
____________________________
(1)See Note 10 to the Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31, 2020
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$822	$1.02	$1.02
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	15	0.02	0.02
Net income (loss) attributable to Newmont stockholders from continuing operations	837	1.04	1.04
(Gain) loss on asset and investment sales (3)	(593)	(0.73)	(0.73)
Change in fair value of investments (4)	93	0.11	0.11
Impairment of investments (5)	93	0.11	0.11
Loss on debt extinguishment (6)	74	0.09	0.09
Goldcorp transaction and integration costs (7)	16	0.02	0.02
Restructuring and other (8)	7	—	—
COVID-19 specific costs (9)	2	—	—
Tax effect of adjustments (10)	93	0.13	0.13
Valuation allowance and other tax adjustments, net (11)	(296)	(0.37)	(0.37)
Adjusted net income (loss) (12)	$326	$0.40	$0.40

Weighted average common shares (millions): (13)		807	809
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 11 to our Condensed Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, primarily represents a $493 gain on the sale of Kalgoorlie in January 2020, a $91 gain on the sale of Continental and a $9 gain on the sale of Red Lake in March 2020.
(4)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 17 to our Condensed Consolidated Financial Statements.
(5)Impairment of investments, included in Other income, net, primarily represents the other-than-temporary impairment of the TMAC investment recorded in March 2020.
(6)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of the 2022 Senior Notes and 2023 Senior Notes.
(7)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019.
(8)Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements.
(9)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic.
(10)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment is due to a net increase or (decrease) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $(109), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(179), reductions to the reserve for uncertain tax positions of $(24), and other tax adjustments of $31. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(15).
(12)Adjusted net income (loss) has not been adjusted for $18 of cash and $6 of non-cash care and maintenance costs, included in Other expense, net and Depreciation and amortization, respectively, which primarily represent costs associated with our Musselwhite, Éléonore, Yanacocha and Cerro Negro sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during the period ended March 31, 2020. Amounts are presented net of income (loss) attributable to noncontrolling interests of $2 and $1, respectively.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Three Months Ended March 31, 2019
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$87	$0.16	$0.16
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	26	0.05	0.05
Net income (loss) attributable to Newmont stockholders from continuing operations	113	0.21	0.21
Goldcorp transaction and integration costs (3)	45	0.08	0.08
Change in fair value of investments (4)	(21)	(0.04)	(0.04)
Nevada JV transaction and integration costs (5)	12	0.03	0.03
Impairment of long-lived assets (6)	1	—	—
Loss (gain) on asset and investment sales (7)	(1)	—	—
Impairment of investments (8)	1	—	—
Restructuring and other (9)	5	0.01	0.01
Tax effect of adjustments (10)	(8)	(0.02)	(0.02)
Valuation allowance and other tax adjustments, net (11)	29	0.06	0.06
Adjusted net income (loss)	$176	$0.33	$0.33

Weighted average common shares (millions): (12)		534	534
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 11 to our Condensed Consolidated Financial Statements.
(3)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction during the first quarter 2019.
(4)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses primarily related to our investments in Continental. For additional information regarding our investment in Continental, see Note 17 to our Condensed Consolidated Financial Statements.
(5)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during the first quarter 2019.
(6)Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(7)Loss (gain) on asset and investment sales, included in Other income, net, primarily represents gains or losses on various asset sales.
(8)Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(9)Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance and legal settlements.
(10)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as net operating losses, foreign tax credits, capital losses, and disallowed foreign losses. The adjustment is primarily due to increases in U.S. net operating losses of $23, increases to credit carryovers subject to valuation allowance of $5, increases to assets at Yanacocha subject to valuation allowance of $1, and increases to assets at Merian subject to valuation allowance of $1. Amount is presented net of income (loss) attributable to noncontrolling interests of $(1).
(12)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.
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

	Three months ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$936	$571
Less: Net cash used in (provided by) operating activities of discontinued operations	3	3
Net cash provided by (used in) operating activities of continuing operations	939	574
Less: Additions to property, plant and mine development	(328)	(225)
Free Cash Flow	$611	$349

Net cash provided by (used in) investing activities (1)	$1,123	$(275)
Net cash provided by (used in) financing activities	$(586)	$(143)
____________________________
(1)Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per ounce

	Three Months Ended March 31,
	2020	2019
Costs applicable to sales (1)(2)	$1,140	$935
Gold sold (thousand ounces)	1,460	1,338
Costs applicable to sales per ounce (3)	$781	$701
____________________________
(1)Includes by-product credits of $24 and $8 during the three months ended March 31, 2020 and 2019, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended March 31,
	2020	2019
Costs applicable to sales (1)(2)	$192	$43
Gold equivalent ounces - other metals (thousand ounces) (3)	319	51
Costs applicable to sales per ounce (4)	$602	$848
____________________________
(1)Includes by-product credits of $— and $— during the three months ended March 31, 2020 and 2019, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020 and Gold ($1,200/oz.) and Copper ($2.75/lb.) pricing for 2019.
(4)Per ounce measures may not recalculate due to rounding.
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
Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. We determined development (i.e. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation and are excluded from the calculation of AISC. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.

Three Months Ended March 31, 2020	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$60	$1	$1	$—	$—	$—	$6	$68	65	$1,043
Red Lake	45	—	1	—	—	—	4	50	42	1,182
Musselwhite	25	1	2	—	3	—	7	38	15	2,602
Porcupine	55	1	—	—	—	—	7	63	73	881
Éléonore	61	—	2	—	6	—	14	83	67	1,248
Peñasquito	64	1	—	—	—	2	9	76	97	769
Other North America	—	—	2	3	—	—	—	5	—	—
North America	310	4	8	3	9	2	47	383	359	1,067

Yanacocha	127	17	3	—	4	—	4	155	119	1,309
Merian	81	1	1	—	—	—	9	92	130	707
Cerro Negro	51	1	3	—	7	—	10	72	73	985
Other South America	—	—	—	2	—	—	—	2	—	—
South America	259	19	7	2	11	—	23	321	322	997

Boddington	131	3	1	—	—	3	25	163	148	1,094
Tanami	65	—	2	—	—	—	20	87	120	728
Other Australia	—	—	—	4	—	—	—	4	—	—
Australia	196	3	3	4	—	3	45	254	268	949

Ahafo	81	2	—	—	1	—	17	101	96	1,055
Akyem	51	7	—	—	—	—	6	64	83	766
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	132	9	—	2	1	—	23	167	179	930

Nevada Gold Mines	243	3	6	3	5	2	46	308	332	927
Nevada	243	3	6	3	5	2	46	308	332	927

Corporate and Other	—	—	12	51	2	—	6	71	—	—
Total Gold	$1,140	$38	$36	$65	$28	$7	$190	$1,504	1,460	$1,030

Gold equivalent ounces - other metals (11)
Peñasquito	$167	$2	$1	$—	$—	$46	$26	$242	288	$841
Boddington	25	—	—	—	—	2	5	32	31	1,035
Total Gold Equivalent Ounces	$192	$2	$1	$—	$—	$48	$31	$274	319	$860

Consolidated	$1,332	$40	$37	$65	$28	$55	$221	$1,778
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $24 and excludes co-product revenues of $260.
(3)Includes stockpile and leach pad inventory adjustments of $18 at Yanacocha and $6 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $23 and $17, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $13 and $2, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $1 at CC&V, $1 at Porcupine, $1 at Peñasquito, $1 at Yanacocha, $1 at Merian, $4 at Cerro Negro, $8 at Other South America, $2 at Tanami, $2 at Other Australia, $5 at Ahafo, $2 at Akyem, $2 at Other Africa, $1 at NGM and $3 at Corporate and Other, totaling $34 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net includes $3, $6, $4 and $7 of cash care and maintenance costs associated with our Musselwhite, Éléonore, Yanacocha and Cerro Negro sites, respectively, temporarily being placed into care and maintenance in response to the COVID-19 global pandemic, during the period ended March 31, 2020 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for Goldcorp transaction and integration costs of $16, restructuring and other costs of $7 and incremental costs of responding to the COVID-19 pandemic of $2.
(8)Includes sustaining capital expenditures of $61 for North America, $23 for South America, $47 for Australia, $23 for Africa, $46 for Nevada, and $6 for Corporate and Other, totaling $206 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $122. The following are major development projects: Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez.
(9)Includes finance lease payments for sustaining projects of $15.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.

Three Months Ended March 31, 2019	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (9)
Gold
CC&V	$66	$1	$2	$1	$1	$—	$3	$74	75	$991
North America	66	1	2	1	1	—	3	74	75	991

Yanacocha	93	16	1	—	2	—	6	118	138	853
Merian	71	1	1	—	—	—	11	84	146	576
Other South America	—	—	—	3	—	—	—	3	—	—
South America	164	17	2	3	2	—	17	205	284	721

Boddington	146	3	—	—	—	4	11	164	169	973
Tanami	69	1	2	—	—	—	17	89	131	679
Kalgoorlie	50	—	—	—	—	—	9	59	54	1,078
Other Australia	—	—	—	3	1	—	1	5	—	—
Australia	265	4	2	3	1	4	38	317	354	897

Ahafo	86	1	3	—	—	—	18	108	136	794
Akyem	51	8	2	—	—	—	8	69	95	727
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	137	9	5	2	—	—	26	179	231	775

Carlin	184	2	4	2	1	—	29	222	214	1,033
Phoenix	48	1	—	—	—	2	5	56	52	1,077
Twin Creeks	51	1	2	—	—	—	12	66	77	860
Long Canyon	20	1	—	—	—	—	5	26	51	516
Other Nevada	—	—	5	—	—	—	1	6	—	—
Nevada	303	5	11	2	1	2	52	376	394	952

Corporate and Other	—	—	13	48	—	—	1	62	—	—
Total Gold	$935	$36	$35	$59	$5	$6	$137	$1,213	1,338	$907

Gold equivalent ounces - other metals (10)
Boddington	$30	$—	$—	$—	$—	$2	$3	$35	34	$1,039
Phoenix	13	—	—	—	—	—	2	15	17	878
Total Gold Equivalent Ounces	$43	$—	$—	$—	$—	$2	$5	$50	51	$985

Consolidated	$978	$36	$35	$59	$5	$8	$142	$1,263
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $8 and excludes co-product revenues of $64.
(3)Includes stockpile and leach pad inventory adjustments of $3 at CC&V, $7 at Yanacocha, $7 at Boddington, $5 at Akyem, $18 at Carlin, and $2 at Twin Creeks.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $15 and $21, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $12 and $3, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $1 at CC&V, $3 at Yanacocha, $9 at Other South America, $3 at Tanami, $1 at Kalgoorlie, $2 at Other Australia, $2 at Ahafo, $1 at Akyem, $1 at Other Africa, $4 at Carlin, $5 at Long Canyon, and $1 at Corporate and Other, totaling $33 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.

(6)Other expense, net is adjusted for Goldcorp transaction and integration costs of $45, Nevada JV transaction implementation costs of $12, restructuring and other costs of $5 and impairment of long-lived assets of $1.
(7)Includes sustaining capital expenditures of $2 for North America, $17 for South America, $36 for Australia, $25 for Africa, $54 for Nevada and $1 for Corporate and Other, totaling $135 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $90. The following are major development projects: Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion and Turquoise Ridge joint venture 3rd shaft.
(8)Includes finance lease payments for sustaining projects of $7.
(9)Per ounce measures may not recalculate due to rounding.
(10)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.) and Copper ($2.75/lb.) pricing for 2019.
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.
COVID-19 Assessment
In light of the COVID-19 pandemic described above we have reviewed and evaluated our long-lived assets for events or changes in circumstances that indicate that the related carrying amounts may not be recoverable for long-lived assets and determined that no impairment indicators existed as of March 31, 2020. Developments have been occurring rapidly with respect to the spread of COVID-19 and its impact on human health and businesses. However, as of March 31, 2020, we determined that despite temporarily placing certain operations on care and maintenance, our long-lived assets had no impairment indicators as the restrictions are viewed as temporary and are not expected to have a material impact on the Company’s ability to recover the carrying amounts of its long-lived assets, including those assets placed on care and maintenance.
Additionally, we considered whether the COVID-19 pandemic required an interim goodwill impairment analysis of our reporting units, including reporting units that include mines placed on care and maintenance, to determine if it is more likely than not that the fair value of a reporting unit is below its carrying value and concluded that a quantitative impairment analysis was not required as of March 31, 2020. Developments have been occurring rapidly with respect to the spread of COVID-19 and its impact on human health and businesses. However, as of March 31, 2020, we determined that despite temporarily placing certain operations on care and maintenance, no impairment indicators were present as there has not been deterioration in gold prices and COVID-19 related impacts and restrictions are viewed as temporary and are not expected to have a material impact on the fair value of the Company's reporting units.
New and changing government actions to address the COVID-19 pandemic have been occurring on a daily basis. We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because of the rapidly changing developments with respect to the spread of COVID-19 and the unprecedented nature of the pandemic, we are unable to predict the extent and duration of any potential adverse financial impact of COVID-19 on our business, financial condition and results of operations. Future developments could impact our assessment and result in material impairments to our long-lived assets or goodwill.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Policies included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020 for additional information on our critical accounting policies and estimates.
Safe Harbor Statement
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:
•estimates regarding future earnings and the sensitivity of earnings to gold, copper and other metal prices;
•estimates of future mineral production and sales;
•estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
•estimates of future cash flows and the sensitivity of cash flows to gold and other metal prices;
•estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;
•estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;
•estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;
•statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future debt repayments or debt tender transactions;

•estimates regarding future exploration expenditures, results and reserves;
•statements regarding fluctuations in financial and currency markets;
•estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
•expectations regarding future or recent acquisitions and joint ventures, including, without limitation, projected benefits, synergies, value creation, integration, timing and costs and related valuations and other matters;
•expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
•statements regarding future hedge and derivative positions or modifications thereto;
•statements regarding political, economic or governmental conditions and environments;
•statements regarding the impacts of changes in the legal and regulatory environment in which we operate;
•estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters;
•estimates of income taxes and expectations relating to tax contingencies or tax audits;
•estimates of pension and other post-retirement costs; and
•expectations regarding the impacts of COVID-19 and other health and safety conditions.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks and uncertainties include, but are not limited to:
•the price of gold, copper and other metal prices and commodities;
•the cost of operations;
•currency fluctuations;
•geological and metallurgical assumptions;
•operating performance of equipment, processes and facilities;
•the impact of COVID-19, including, without limitation, impacts on employees, operations, regulations resulting in potential business interruptions and travel restrictions, commodity prices, costs, supply chain and the U.S. and the global economy;
•labor relations;
•timing of receipt of necessary governmental permits or approvals;
•domestic and foreign laws or regulations, particularly relating to the environment, mining and processing;
•changes in tax laws;
•domestic and international economic and political conditions;
•our ability to obtain or maintain necessary financing; and
•other risks and hazards associated with mining operations.
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2019 filed February 20, 2020 and elsewhere throughout this report, including in Part II, Item 1A, Risk Factors. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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

Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2020 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,583 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.56 and $3.00 per pound, respectively, a short-term and long-term silver price of $16.90 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.84 and $1.10 per pound, respectively, a short-term and long-term zinc price of $0.97 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.66 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.75 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.02 and $0.02, respectively.
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
At March 31, 2020, Newmont had gold sales of 95,000 ounces priced at an average of $1,611 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at March 31, 2020 for gold was $1,609 per ounce.
At March 31, 2020, Newmont had copper sales of 20 million pounds priced at an average of $2.18 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2020 for copper was $2.16 per pound.
At March 31, 2020, Newmont had silver sales of 3 million ounces priced at an average of $13.95 per ounce, subject to final pricing over the next several months. Each $0.50 change in the price for provisionally priced silver sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association closing settlement price at March 31, 2020 for silver was $13.93 per ounce.
At March 31, 2020, Newmont had lead sales of 22 million pounds priced at an average of $0.79 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced lead sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2020 for lead was $0.78 per pound.
At March 31, 2020, Newmont had zinc sales of 81 million pounds priced at an average of $0.86 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced zinc sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2020 for zinc was $0.85 per pound.
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
Despite putting four of its operations temporarily into care and maintenance in response to the COVID-19 pandemic during the first quarter, the Company’s site, regional and corporate office controls continue to operate as designed.
There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 24 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
Except as set forth below, during the three months ended March 31, 2020, there were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.
Our operations and business have been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future
The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt its operations and may materially and adversely affect its business and financial conditions. In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) emerged and has since spread worldwide, posing public health risks that have reached pandemic proportions. In March 2020, the World Health Organization declared COVID-19 a pandemic. During the first quarter of 2020 and subsequent to March 31, 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. The COVID-19 pandemic has also disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. A prolonged economic downturn and adverse impact to global economies or a sustained slowdown in growth or demand could have an adverse effect on the commodity prices and/or demand for metals produced at Newmont’s operations.
While the medical community is seeking to develop vaccines and other treatment options and governmental agencies, private agencies and the Company seek to mitigate the spread of COVID-19, the efficacy and timing of such measures remains uncertain. Efforts to slow the spread of COVID-19 have already impacted the operation of Newmont’s mines and the development of projects and the temporary cancellation of certain exploration activities. For companies, such as Newmont, that operate in multiple jurisdictions, disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues may occur. A number of governments have declared states of emergency and have implemented restrictive measures such as travel bans, quarantine and self-isolation. In the jurisdictions in which isolation or restrictions on non-essential business have been put in place (such as a stay-in, shelter-in place or similar orders) as a COVID-19 mitigation initiative, the distinction between what businesses are essential and non-essential (and therefore exempt and able to maintain its business operations as adjusted for COVID-19 risks) and the duration of the order remain outside of the Company’s control and are subject to the regulations issued by the respective governments. Mining may not be considered an essential business in new or changing initiatives.
The Company carefully considers government restrictions and the needs of its employees and host communities. In response, the Company has placed certain operations temporarily into care and maintenance and took steps towards a safe and orderly ramp down of other operations. For example, in order to protect nearby communities and align with government travel restrictions or health considerations in Argentina, Canada, Peru and Mexico, five of Newmont’s operations were temporarily put into care and maintenance during March and April 2020. Operations temporarily shut down and put into care and maintenance include Musselwhite, Éléonore, Cerro Negro, Yanacocha, and Peñasquito. Restart requirements, procedure and timing will vary based on mine site. In event that the respective governing body has granted permission to begin operation, permitted activities may be limited in nature based on the specific precautionary measures required by the government. Additionally, even if the government authorities have lifted certain restrictions on operations or designated mining an essential activity in the local jurisdiction, the Company will consult medical experts and consider input from local stakeholders, such as employees, host communities, Indigenous peoples, and labor unions as deemed appropriate by management in order to seek alignment on a planned process to resume operations. Therefore, the timing of resumption of full operations at such sites will remain uncertain and subject to change. Additionally, if there is an increase in incidents of COVID-19 in those countries or regions, there may be further restrictions put in place by the governments or the Company resulting in an adverse impact to operations and productivity at those sites.
At any point management or the Board may determine that operations pose an increased risk to Newmont's workforce or host communities, and may further reduce operational activities and limit activities to essential care and maintenance procedures including the management of critical environmental systems. Such reductions in our operational activities could have a material adverse impact on our business, or financial condition, results of operations and cash flows.
Newmont has also taken additional steps to prevent transmission of the virus including, without limitation: cancellation of non-essential travel and other travel restrictions; closure of our offices and implementation of remote work arrangements; reduction of the number of people working on our operating sites to the essential numbers required to operate and maintain the mines, processing plants and environmental control management systems; adopting temperature and questionnaire screening at entry points to sites and mandatory self-quarantine for anyone who has travelled internationally or has any flu-like symptoms; implementing physical distancing protocols in planes, buses, light vehicles, offices and dining facilities; increased frequency of deep cleaning and sanitization of surfaces; and providing hygiene and health support to nearby communities where our employees and contractors live and work. While implementation of these additional controls and efforts are necessary to protect the health and safety of our workforce, their families and neighboring communities, such efforts impact short-term productivity and costs and it remains unclear as to how long these restrictions and efforts will need to remain in place. Additionally, while day-to-day operations at certain of the Company’s sites have been disrupted, the Company has incurred and will continue to incur labor costs, costs related to infrastructure, environmental management, security and other COVID-19 specific costs. For example, Newmont has committed to maintain employees' pay through until at least the end of June to support them and their families and help remove uncertainty. Additionally, Newmont established a $20 million Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. Despite the cost of these efforts, the Company's employees and contractors and host communities may be impacted by COVID-19. In addition, the continued spread of COVID-19 may impact employee health, workforce productivity, access to skilled employees and experts and increase medical costs and insurance premiums.
New and changing government actions to address the COVID-19 pandemic have been occurring on a regular basis.
Management and the Board have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because of the rapidly changing developments with respect to the spread of COVID-19 and the unprecedented nature of the pandemic, the Company is unable to predict the extent and duration of the adverse financial impact of COVID-19 on its business, financial condition and results of operations. As of March 31, 2020, the Company determined that despite temporarily placing certain operations on care and maintenance, impairment indicators were not present as of yet due to the temporary nature of the government restrictions and COVID-19 impacts. However, future developments could impact our assessment and result in material impairments to our long-lived assets or goodwill.
Depending on the duration and extent of the impact of COVID-19, this pandemic could materially impact the Company’s results of operations, cash flows and financial condition. The impact of this pandemic could include additional sites being placed into care and maintenance. If the majority of our sites are placed into care and maintenance, this could significantly reduce our cash flow and impact our ability to meet certain covenants related to our revolving credit facility and borrowing capacity. The Company’s management and board of directors will also continue to monitor Newmont’s future quarterly dividends and timing of future share buybacks as it monitors the ongoing evolution of the COVID-19 pandemic.
Other impacts of changing government restriction could include additional travel restraints, more stringent product shipment restraints, delays in product refining and smelting due to restrictions or temporary closures, other supply chain disruptions and workforce interruptions, including loss of life, and reputational damage in connection with challenges or reactions to action or perceived inaction by the Company related to the COVID-19 pandemic, which could have a material adverse effect on the Company’s cash flows, earnings, results of operations and financial position.
The full extent to which COVID-19 impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 and the actions required to contain or treat its impact, among others. Investors are cautioned that operating and financial performance may vary from the expectations of management and our previously issued financial outlook as a result of the evolving COVID-19 environment.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs(2)
January 1, 2020 through January 31, 2020	653,116	$43.36	625,000	$493,870,908
February 1, 2020 through February 29, 2020	388,010	$47.87	—	$493,870,908
March 1, 2020 through March 31, 2020	6,850,339	$45.34	6,511,823	$199,429,824
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 28,116 shares, 388,010 shares and 338,516 shares for the fiscal months of January, February and March 2020, respectively.
(2)The Company’s Board of Directors authorized a stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock to return cash to shareholders in the current year, provided that the aggregate value of shares of common stock repurchased does not exceed $1 billion, and no shares of common stock may be repurchased under the program after December 31, 2020. The Company repurchased 11,790,190 shares in the fourth quarter of 2019 and 7,136,823 shares in the first quarter of 2020 under the stock repurchase program. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.
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
In addition, we have established our “Rapid Response” crisis management process to mitigate and prevent the escalation of adverse consequences if existing risk management controls fail, particularly if an incident may have the potential to seriously impact the safety of employees, the community or the environment. This process provides appropriate support to an affected site to complement their technical response to an incident, so as to reduce the impact by considering the environmental, strategic, legal, financial and public image aspects of the incident, to ensure communications are being carried out in accordance with legal and ethical requirements and to identify actions in addition to those addressing the immediate hazards.
The health and safety of our people and our host communities is paramount. This is why Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and proactively took conservative steps to prevent further transmission of the Coronavirus. These includes but is not limited to:
•Cancelling all non-essential travel in early March;
•Closing our offices and implementing remote and flexible work arrangements;
•Reducing the number of people working on our operating sites to the essential numbers required to operate and maintain the mines, processing plants and environmental control management systems;
•Enhancing temperature and questionnaire screening prior to arrival or entry to our sites;
•Implementing strict physical distancing protocols in planes, buses, light vehicles, offices and dining facilities;
•Increased frequency of deep cleaning and sanitization of surfaces;
•Providing hygiene and health support to nearby communities where our employees and contractors live and work; and
•Proactively ramping down certain operations to reduce the risk of transmission to nearby communities with limited health care capacity.
As of the date of filing, Newmont has no confirmed cases of COVID-19 at any of its sites thanks to the discipline of our employees in adhering to these and other protocols. We are proud of the way our employees have responded to these challenging times. In addition to strict adherence to COVID-19 protocols, they have demonstrated their commitment further by joining the fight against this pandemic in the communities where they live and work. As a global business with operations in eight countries, we are committed to doing our part to combat this disease and protect people and their livelihoods. For a discussion of COVID-19 related risks to the business, see Item 1A. under the heading “Risk Factors.”

The operation of our U.S. based mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. As of the date of filing, Newmont has received no MSHA significantly increased the numbers of citations by MSHA in connection with COVID-19 related regulations or requirements.

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
ITEM 5.       OTHER INFORMATION.
Compensatory Arrangements of Certain Officers

On April 30, 2020, the Leadership Development and Compensation Committee of the Board of Directors approved a restricted stock unit award for John W. Kitlen, Vice President, Controller and Chief Accounting Officer, with a value upon grant of $500,000 in recognition of exceptional performance in his role and significant contributions in 2019 and 2020, and to incent continued retention. The award is pursuant to the standard terms of the Corporation’s 2020 Stock Incentive Compensation Plan and will vest ratably over a three year period from the date of grant of May 7, 2020.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

4.1	-
Indenture, dated as of September 18, 2009, among the Company, the Guarantor and the Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.

4.2	-
Fourth Supplemental Indenture, dated as of March 18, 2020, among the Company, the Guarantor and the Trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2020.

4.3	-
Form of 2.250% Notes due 2030 (included as Exhibit A of Exhibit 4.2). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2020.

4.4	-
Form of Guaranty for the 2.250% Notes due 2030 (included as Exhibit A of Exhibit 4.2). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2020.

10.1*	-	2020 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.2*	-	2020 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.3*	-	Form of Global 2020 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan, filed herewith.

10.4*	-	Senior Executive Compensation Program of Registrant, effective January 1, 2020, filed herewith.

10.5*	-	Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2020, filed herewith.

22	-	Guarantor Subsidiary of Newmont Corporation, filed herewith.

31.1	-
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

*This exhibit relates to compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT CORPORATION
(Registrant)

Date: May 5, 2020	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2020	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)