Form 10-Q
period 2020-06-30
NEWMONT Corp /DE/
filed 2020-07-30
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 803,071,105 shares of common stock outstanding on July 23, 2020.

NEWMONT CORPORATION
SECOND QUARTER 2020 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Financial Results:
Sales	$2,365	$2,257	$4,946	$4,060
Gold	$2,166	$2,154	$4,487	$3,893
Copper	$37	$59	$58	$123
Silver	$76	$31	$199	$31
Lead	$23	$13	$62	$13
Zinc	$63	$—	$140	$—
Costs applicable to sales (1)	$1,058	$1,366	$2,390	$2,344
Gold	$940	$1,245	$2,080	$2,180
Copper	$25	$44	$50	$87
Silver	$35	$41	$103	$41
Lead	$13	$20	$39	$20
Zinc	$45	$16	$118	$16
Net income (loss) from continuing operations	$415	$26	$1,254	$171
Net income (loss)	$347	$—	$1,171	$119
Net income (loss) from continuing operations attributable to Newmont stockholders	$412	$1	$1,249	$114
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.51	$—	$1.55	$0.18
Net income (loss) attributable to Newmont stockholders	$0.43	$(0.03)	$1.45	$0.10
Adjusted net income (loss) (2)	$261	$92	$587	$268
Adjusted net income (loss) per share, diluted (2)	$0.32	$0.12	$0.73	$0.41
Earnings before interest, taxes and depreciation and amortization (2)	$1,156	$589	$2,582	$1,234
Adjusted earnings before interest, taxes and depreciation and amortization(2)	$984	$679	$2,102	$1,366
Net cash provided by (used in) operating activities of continuing operations			$1,607	$875
Free Cash Flow (2)			$999	$270
Regular cash dividends declared per common share in the period ended June 30	$0.25	$0.14	$0.39	$0.28
Regular cash dividends declared per common share for the period ended June 30	$0.25	$0.14	$0.50	$0.28
Special dividend declared per common share in the period ended June 30 related to the 2019 Newmont Goldcorp transaction	$—	$0.88	$—	$0.88
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
SECOND QUARTER 2020 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,239	1,612	2,715	2,949
Sold	1,255	1,636	2,715	2,974
Attributable gold ounces (thousands):
Produced (1)	1,255	1,587	2,734	2,817
Sold (2)	1,198	1,539	2,567	2,774
Consolidated and attributable - other metals:
Produced copper (million pounds)	13	26	26	46
Sold copper (million pounds)	13	24	26	46
Produced silver (thousand ounces)	3,554	1,743	13,051	1,743
Sold silver (thousand ounces)	5,211	2,167	13,889	2,167
Produced lead (million pounds)	22	12	84	12
Sold lead (million pounds)	31	17	91	17
Produced zinc (million pounds)	43	25	178	25
Sold zinc (million pounds)	91	—	215	—
Average realized price:
Gold (per ounce)	$1,724	$1,317	$1,652	$1,310
Copper (per pound)	$2.91	$2.48	$2.21	$2.68
Silver (per ounce)	$14.70	$14.20	$14.35	$14.20
Lead (per pound)	$0.75	$0.76	$0.68	$0.76
Zinc (per pound)	$0.70	$—	$0.65	$—
Consolidated costs applicable to sales: (3)(4)
Gold (per ounce)	$748	$759	$766	$733
Gold equivalent ounces - other metals (per ounce) (5)	$555	$1,308	$583	$1,146
All-in sustaining costs: (4)
Gold (per ounce)	$1,097	$1,016	$1,061	$967
Gold equivalent ounces - other metals (per ounce) (5)	$974	$1,646	$906	$1,413
____________________________
(1)Attributable gold ounces produced includes 74 thousand ounces and 169 thousand ounces for the three and six months ended June 30, 2020, respectively, and 75 thousand ounces for the three and six months ended June 30, 2019, respectively, related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(5)For the definition of gold equivalent ounces see “Results of Consolidated Operations" within Part I, Item 2, Management's Discussion and Analysis.

Second Quarter 2020 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $412 or $0.51 per diluted share, an increase of $411 from the prior-year quarter primarily due to higher average realized gold prices, the increase in fair value of investments, lower operating costs and lower transaction and integration costs; partially offset by lower sales volumes from certain sites being placed in care and maintenance and the sale of Kalgoorlie.
•Adjusted net income: Delivered Adjusted net income of $261 or $0.32 per diluted share, an increase of $0.20 from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $984 in Adjusted EBITDA, an increase of 45% from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $1,607 for the six months ended June 30, 2020, an increase of 84% from the prior year, and free cash flow of $999 (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Attributable gold production: Produced 1.3 million ounces of gold, a decrease of 21% over the prior-year quarter.
•Financial strength: Ended the quarter with $3.8 billion of consolidated cash and approximately $6.7 billion of liquidity.
Our global project pipeline
Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Additional projects represent incremental improvements to production and cost guidance.
Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2023, and is expected to reduce operating costs by approximately 10 percent. Development capital costs (excluding capitalized interest) since approval were $49, of which $23 related to the second quarter of 2020.
Musselwhite Materials Handling, North America. This project improves material movement from Musselwhite’s two main zones below Lake Opapimiskan. An underground shaft will hoist ore from the underground crushers, reducing haulage distances and ventilation costs. The project is on track for completion at the end of 2020.
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
In response to the COVID-19 pandemic we fully mobilized our business continuity plans and rapid response crisis management teams in early March 2020 and continue to work closely with host and indigenous communities, regional and national governments and medical experts to protect our workforce and nearby communities, while also taking steps to preserve the long-term value of our business.
Health and safety
We have implemented robust controls at our operations and offices around the globe, including heightened levels of health screening, canceling non-essential travel, establishing temperature and questionnaire screening at entry points to sites, establishing flexible and remote working plans for employees, establishing screening for fly-in-fly-out employees prior to their departures from their home communities, mandatory self-quarantine for anyone who has travelled internationally or has any flu-like symptoms and implementing “social distancing” protocols. As a global business with operations in eight countries, we are committed to doing our part to combat this disease and protect people and their livelihoods.

In April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $6 has been distributed through June 30, 2020. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
Impact on business and operations
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, during the first quarter and into April 2020, we placed five sites into care and maintenance including Musselwhite and Éléonore in Canada, Peñasquito in Mexico, Yanacocha in Peru and Cerro Negro in Argentina to protect nearby communities and align with country mandated travel restrictions or health considerations. During the second quarter, we worked closely with local stakeholders to resume operations at all five of the above mine sites and activity was in various stages of ramping up as of June 30, 2020.
Liquidity considerations
We believe we have sufficient liquidity on hand to manage the near-term and long-term impacts of the COVID-19 pandemic on our business. As of June 30, 2020, our available liquidity totals $6.7 billion consisting of our cash and cash equivalents of $3.8 billion and borrowing capacity of $2.9 billion available under our unsecured revolving credit facility. We will continue to review and assess the COVID-19 pandemic and its impacts on our business, our people, the communities in which we operate, our suppliers and our customers to be responsive to developments while maintaining financial flexibility.
Refer to “Consolidated Financial Results,” “Results of Consolidated Operations” and “Liquidity and Capital Resources” within Part I, Item 2, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations. For a discussion of COVID-19 related risks to the business, see Part II, Item 1A, Risk Factors.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales (Note 5)	$2,365	$2,257	$4,946	$4,060

Costs and expenses:
Costs applicable to sales (1)	1,058	1,366	2,390	2,344
Depreciation and amortization	528	487	1,093	799
Reclamation and remediation (Note 6)	40	73	78	103
Exploration	26	69	70	110
Advanced projects, research and development	26	32	53	59
General and administrative	72	81	137	140
Care and maintenance (Note 7)	125	—	145	—
Other expense, net (Note 8)	59	137	92	205
	1,934	2,245	4,058	3,760
Other income (expense):
Gain on asset and investment sales, net (Note 9)	(1)	32	592	33
Other income, net (Note 10)	198	58	9	102
Interest expense, net of capitalized interest	(78)	(82)	(160)	(140)
	119	8	441	(5)
Income (loss) before income and mining tax and other items	550	20	1,329	295
Income and mining tax benefit (expense) (Note 11)	(164)	(20)	(141)	(145)
Equity income (loss) of affiliates (Note 12)	29	26	66	21
Net income (loss) from continuing operations	415	26	1,254	171
Net income (loss) from discontinued operations (Note 13)	(68)	(26)	(83)	(52)
Net income (loss)	347	—	1,171	119
Net loss (income) attributable to noncontrolling interests (Note 14)	(3)	(25)	(5)	(57)
Net income (loss) attributable to Newmont stockholders	$344	$(25)	$1,166	$62

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$412	$1	$1,249	$114
Discontinued operations	(68)	(26)	(83)	(52)
	$344	$(25)	$1,166	$62
Net income (loss) per common share (Note 15):
Basic:
Continuing operations	$0.51	$—	$1.55	$0.18
Discontinued operations	(0.08)	(0.03)	(0.10)	(0.08)
	$0.43	$(0.03)	$1.45	$0.10
Diluted:
Continuing operations	$0.51	$—	$1.55	$0.18
Discontinued operations	(0.08)	(0.03)	(0.10)	(0.08)
	$0.43	$(0.03)	$1.45	$0.10
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$347	$—	$1,171	$119
Other comprehensive income (loss):
Change in marketable securities, net of tax of $—, $—, $— and $—, respectively	1	1	(5)	1
Foreign currency translation adjustments	(4)	9	6	12
Change in pension and other post-retirement benefits, net of tax of $(2), $—, $(3) and $—, respectively	6	2	11	6
Change in fair value of cash flow hedge instruments, net of tax of $(2), $(1), $(4) and $(1), respectively	2	—	6	8
Other comprehensive income (loss)	5	12	18	27
Comprehensive income (loss)	$352	$12	$1,189	$146

Comprehensive income (loss) attributable to:
Newmont stockholders	$349	$(13)	$1,184	$89
Noncontrolling interests	3	25	5	57
	$352	$12	$1,189	$146

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$1,171	$119
Adjustments:
Depreciation and amortization	1,093	799
Stock-based compensation (Note 17)	38	54
Reclamation and remediation	72	95
Net loss (income) from discontinued operations (Note 13)	83	52
Deferred income taxes	(144)	(13)
Gain on asset and investment sales, net (Note 9)	(592)	(33)
Impairment of investments (Note 10)	93	1
Change in fair value of investments (Note 10)	(134)	(56)
Write-downs of inventory and stockpiles and ore on leach pads	37	104
Charges from debt extinguishment (Note 10)	77	—
Other non-cash adjustments	(69)	12
Net change in operating assets and liabilities (Note 25)	(118)	(259)
Net cash provided by (used in) operating activities of continuing operations	1,607	875
Net cash provided by (used in) operating activities of discontinued operations (Note 13)	(7)	(5)
Net cash provided by (used in) operating activities	1,600	870

Investing activities:
Proceeds from sales of mining operations and other assets, net	1,135	29
Additions to property, plant and mine development	(608)	(605)
Proceeds from sales of investments	270	56
Return of investment from equity method investees	43	80
Purchases of investments	(33)	(86)
Acquisitions, net (1)	—	121
Other	32	26
Net cash provided by (used in) investing activities	839	(379)

Financing activities:
Repayment of debt	(1,160)	(1,250)
Proceeds from issuance of debt, net	985	—
Repurchases of common stock	(321)	—
Dividends paid to common stockholders	(313)	(666)
Distributions to noncontrolling interests	(88)	(93)
Funding from noncontrolling interests	55	46
Payments for withholding of employee taxes related to stock-based compensation	(39)	(45)
Payments on lease and other financing obligations	(33)	(26)
Other	37	(2)
Net cash provided by (used in) financing activities	(877)	(2,036)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Net change in cash, cash equivalents and restricted cash	1,562	(1,547)
Cash, cash equivalents and restricted cash at beginning of period	2,349	3,489
Cash, cash equivalents and restricted cash at end of period	$3,911	$1,942

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,808	$1,827
Restricted cash included in Other current assets	—	30
Restricted cash included in Other non-current assets	103	85
Total cash, cash equivalents and restricted cash	$3,911	$1,942
____________________________
(1)Acquisitions, net for the six months ended June 30, 2019 is comprised of $138 cash and cash equivalents acquired in the Newmont Goldcorp transaction, net of $17 cash paid to Goldcorp shareholders as part of the purchase consideration.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30, 2020	At December 31, 2019
ASSETS
Cash and cash equivalents	$3,808	$2,243
Trade receivables (Note 5)	255	373
Investments (Note 19)	310	237
Inventories (Note 20)	961	1,014
Stockpiles and ore on leach pads (Note 21)	836	812
Other current assets	514	570
Current assets held for sale (Note 9)	—	1,023
Current assets	6,684	6,272
Property, plant and mine development, net	24,676	25,276
Investments (Note 19)	3,003	3,199
Stockpiles and ore on leach pads (Note 21)	1,625	1,484
Deferred income tax assets	530	549
Goodwill	2,771	2,674
Other non-current assets	596	520
Total assets	$39,885	$39,974

LIABILITIES
Accounts payable	$473	$539
Employee-related benefits	288	361
Income and mining taxes payable	204	162
Lease and other financing obligations	98	100
Debt (Note 22)	552	—
Other current liabilities (Note 23)	763	880
Current liabilities held for sale (Note 9)	—	343
Current liabilities	2,378	2,385
Debt (Note 22)	5,478	6,138
Lease and other financing obligations	550	596
Reclamation and remediation liabilities (Note 6)	3,550	3,464
Deferred income tax liabilities	2,273	2,407
Employee-related benefits	454	448
Silver streaming agreement	1,036	1,058
Other non-current liabilities (Note 23)	1,195	1,061
Total liabilities	16,914	17,557

Contingently redeemable noncontrolling interest	43	47

EQUITY
Common stock	1,291	1,298
Treasury stock	(159)	(120)
Additional paid-in capital	18,130	18,216
Accumulated other comprehensive income (loss) (Note 24)	(247)	(265)
Retained earnings (accumulated deficit)	2,989	2,291
Newmont stockholders' equity	22,004	21,420
Noncontrolling interests	924	950
Total equity	22,928	22,370
Total liabilities and equity	$39,885	$39,974

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	811	$1,298	(3)	$(120)	$18,216	$(265)	$2,291	$950	$22,370	$47
Cumulative-effect adjustment of adopting ASU No. 2016-13	—	—	—	—	—	—	(5)	—	(5)	—
Net income (loss)	—	—	—	—	—	—	822	4	826	(2)
Other comprehensive income (loss)	—	—	—	—	—	13	—	—	13	—
Dividends declared (1)	—	—	—	—	—	—	(112)	—	(112)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(50)	(50)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	25	25	—
Repurchase and retirement of common stock	(7)	(11)	—	—	(160)	—	(150)	—	(321)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(36)	—	—	—	—	(36)	—
Stock options exercised	—	—	—	—	4	—	—	—	4	—
Stock-based awards and related share issuances	2	3	—	—	18	—	—	—	21	—
Balance at March 31, 2020	806	$1,290	(4)	$(156)	$18,078	$(252)	$2,846	$929	$22,735	$45
Net income (loss)	—	—	—	—	—	—	344	5	349	(2)
Other comprehensive income (loss)	—	—	—	—	—	5	—	—	5	—
Dividends declared (1)	—	—	—	—	—	—	(201)	—	(201)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(39)	(39)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	29	29	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(3)	—	—	—	—	(3)	—
Stock options exercised	1	1	—	—	35	—	—	—	36	—
Stock-based awards and related share issuances	—	—	—	—	17	—	—	—	17	—
Balance at June 30, 2020	807	$1,291	(4)	$(159)	$18,130	$(247)	$2,989	$924	$22,928	$43
____________________________
(1)Cash dividends declared per common share was $0.25 and $0.39 for the three and six months ended June 30, 2020, respectively.
(2)Distributions declared to noncontrolling interests of $39 and $89 for the three and six months ended June 30, 2020, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $42 and $88 for distributions during the three and six months ended June 30, 2020, respectively. Any differences are due to timing of payments.
(3)Cash calls requested from noncontrolling interests of $29 and $54 for the three and six months ended June 30, 2020, respectively, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $27 and $55 for cash calls during the three and six months ended June 30, 2020, respectively. Differences are due to timing of receipts.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	87	31	118	1
Other comprehensive income (loss)	—	—	—	—	—	15	—	—	15	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(44)	(44)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	22	22	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	2	5	—	—	14	—	—	—	19	—
Balance at March 31, 2019	537	$860	(3)	$(109)	$9,632	$(269)	$385	$972	$11,471	$48
Net income (loss)	—	—	—	—	—	—	(25)	25	—	—
Other comprehensive income (loss)	—	—	—	—	—	12	—	—	12	—
Shares issued and other non-cash consideration for Goldcorp acquisition (4)	285	457	—	—	8,972	—	—	—	9,429	—
Dividends declared (1)	—	—	—	—	(205)	—	(385)	—	(590)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(49)	(49)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	23	23	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(6)	—	—	—	—	(6)	—
Stock-based awards and related share issuances	1	—	—	—	35	—	—	—	35	—
Balance at June 30, 2019	823	$1,317	(3)	$(115)	$18,434	$(257)	$(25)	$971	$20,325	$48
____________________________
(1)Cash dividends declared per common share was $0.14 and $0.28 for the three and six months ended June 30, 2019, respectively. Special dividends declared per common share was $0.88 and $0.88 for the three and six months ended June 30, 2019, respectively.
(2)Distributions declared to noncontrolling interests of $49 and $93 for the three and six months ended June 30, 2019, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $49 and $93 for distributions during the three and six months ended June 30, 2019, respectively.
(3)Cash calls requested from noncontrolling interests of $23 and $45 for the three and six months ended June 30, 2019, respectively, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $20 and $46 for cash calls during the three and six months ended June 30, 2019, respectively. Differences are due to timing of receipts.
(4)The shares issued and other non-cash consideration for Goldcorp acquisition includes the fair value of equity classified stock-based compensation awards allocated to purchase consideration of $6.

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
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold, but also for copper, silver, lead and zinc. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.
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
During the six months ended June 30, 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In response, the Company temporarily placed five sites into care and maintenance, including Musselwhite, Éléonore, Yanacocha and Cerro Negro in March 2020 and Peñasquito in April 2020. The Company began resuming operations at Éléonore, Peñasquito, Yanacocha and Cerro Negro in May 2020 and Musselwhite in June 2020 and was in various stages of ramping up as of June 30, 2020.
The impact of this pandemic could include additional sites being placed into care and maintenance, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping our products, delays in product refining and smelting due to restrictions or temporary closures, additional travel restrictions, other supply chain disruptions and workforce interruptions, including loss of life. Depending on the duration and extent of the impact of COVID-19, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Care and Maintenance
The Company incurs certain direct operating costs and depreciation and amortization costs when operations are temporarily halted and placed in care and maintenance. Direct operating costs incurred while operations are temporarily placed in care and maintenance are included in Care and Maintenance as these costs do not benefit the productive process and are not related to sales. Depreciation and amortization costs incurred while operations are temporarily placed in care and maintenance are included in Depreciation and amortization.
Credit Losses
The Company adopted Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses, on January 1, 2020. Changes to the Company’s accounting policy as a result of adoption are discussed below.
The Company holds certain financial instruments that are exposed to credit losses. The Company assesses each counterparty's ability to pay by conducting a credit review. The credit review considers our expected exposure, timing of payment, contract terms and conditions, and the counterparty's creditworthiness based on established credit ratings and financial position. We monitor ongoing credit exposure through review of counterparty balances against contract terms and due dates. Expected credit losses are estimated over the contractual life of the underlying instrument utilizing various measurement methods. These include discounted cash flow and probability-of-default methods.
Investments
Management classifies investments at the acquisition date and re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The Company accounts for its investments in stock of other entities over which the Company has significant influence, but not control, using the equity method of accounting. The ability to exercise significant influence is typically presumed when the Company possesses 20% or more of the voting interests in the investee. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. In addition, the Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment. Declines in fair value that are deemed to be other-than-temporary are charged to Other Income, net. Equity method investments are included in Investments.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Supplemental Guarantor Financial Statements
In March 2020, the Securities and Exchange Commission (“SEC”) finalized its proposed updates to Rule 3-10 within Regulation S-X, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (the “Rule”). The Rule simplifies the disclosure requirements for issuers and guarantors of securities that are registered or being registered under the Securities Act of 1933. The Rule also eliminates the requirement to disclose condensed consolidating financial information within the financial statements for qualifying entities and permits abbreviated disclosures of the guarantor/issuer relationship within Part I, Item 2, Management’s Discussion and Analysis. The Rule is effective on January 4, 2021 and voluntary compliance prior to the effective date is permitted. The Company adopted the Rule effective January 1, 2020 and, as such, no longer includes condensed consolidating financial information within Part I, Item 1, Financial Statements. Abbreviated disclosures regarding the nature and relationship of debt guarantor/issuer relationships can now be found in Part I, Item 2, Management’s Discussion and Analysis under Liquidity and Capital Resources, Supplemental Guarantor Information.
Recently Issued Accounting Pronouncements
Accounting for Equity Securities, Investments and Certain Forward Contracts and Options
In January 2020, ASU No. 2020-01 was issued which clarifies the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures. The Company anticipates adopting the new guidance prospectively as of January 1, 2021
Effects of Reference Rate Reform
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is still completing its evaluation of the impact of ASU 2020-04 and plans to elect optional expedients as reference rate reform activities occur. The Company does not expect the guidance to have a material impact on the Consolidated Financial Statements or disclosures.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
During the three months ended June 30, 2020, the Company completed the analysis to assign fair values to all assets acquired and liabilities assumed. The following table summarizes the final purchase price allocation for the Newmont Goldcorp transaction:

Assets:
Cash and cash equivalents	$117
Trade receivables	95
Investments	169
Equity method investments (1)	2,796
Inventories	500
Stockpiles and ore on leach pads	57
Property, plant & mine development (2)	11,054
Goodwill (3)	2,550
Deferred income tax assets (4)	206
Other assets	508
Total assets	18,052

Liabilities:
Debt (5)	3,304
Accounts payable	240
Employee-related benefits	190
Income and mining taxes payable	20
Lease and other financing obligations	423
Reclamation and remediation liabilities (6)	897
Deferred income tax liabilities (4)	1,430
Silver streaming agreement (7)	1,165
Other liabilities (8)	927
Total liabilities	8,596
Net assets acquired	$9,456
____________________________
(1)The fair value of the equity method investments was determined by applying the income valuation method. The income valuation method relies on a discounted cash flow model and projected financial results. Discount rates for the discounted cash flow models are based on capital structures for similar market participants and included various risk premiums that account for risks associated with the specific investments.
(2)The fair value of property, plant and mine development is based on applying the income and cost valuation methods and includes a provision for the estimated fair value of asset retirement obligations related to the long-lived tangible assets.
(3)Goodwill attributable to the North America and South America reportable segments is $2,091 and $459, respectively. During the first quarter of 2020, the Company reclassified $84 of goodwill previously allocated to the Red Lake reporting unit, and included in Assets held for sale as of December 31, 2019, to other reporting units in the North America reportable segment as a result of refinements to deferred tax liability allocations during the first quarter that existed at the acquisition date. The Company disposed $47 of goodwill remaining at Red Lake on March 31, 2020 as part of the Red Lake Sale. See Note 9 for additional information.
(4)Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the fair value allocated to assets (excluding goodwill) and liabilities and the historical carryover tax basis of these assets and liabilities. No deferred tax liability is recognized for the basis difference inherent in the fair value allocated to goodwill.
(5)The fair value of the Goldcorp Senior Notes is measured using a market approach, based on quoted prices for the acquired debt; $1,250 of borrowings under the term loan and revolving credit agreements approximate fair value.
(6)The fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities.
(7)The fair value of the acquired silver streaming intangible liability is valued by using the income valuation method. Key assumptions in the income valuation method include long-term silver prices, level of silver production over the life of mine and discount rates.
(8)Other liabilities includes the balance of $450 related to unrecognized tax benefits, interest and penalties.
Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Goldcorp revenue of $531 and $1,357, and Goldcorp net income (loss) of $(23) and $129, for the three and six months ended June 30, 2020, respectively. Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Goldcorp revenue of $449 and Goldcorp net loss of $89 from the acquisition date through June 30, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Goldcorp acquisition occurred on January 1, 2019.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Sales	$2,284	$4,788
Net income (loss) (1)	$(110)	$(77)
____________________________
(1)Included in Net income (loss) is $148 and $202 of Newmont Goldcorp transaction and integration costs for the three and six months ended June 30, 2019.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended June 30, 2020
CC&V	$108	$59	$19	$3	$26	$11
Musselwhite (2)	1	2	3	1	(22)	6
Porcupine (2)	150	58	28	4	60	10
Éléonore (2)	23	13	16	1	(22)	1
Peñasquito: (2)
Gold	144	50	36
Silver	76	35	25
Lead	23	13	9
Zinc	63	45	29
Total Peñasquito	306	143	99	—	12	20
Other North America	—	—	8	(2)	(38)	2
North America	588	275	173	7	16	50

Yanacocha	117	62	28	1	(17)	19
Merian	172	72	22	4	72	8
Cerro Negro (2)	51	21	29	(6)	(31)	12
Other South America	—	—	2	5	(14)	2
South America	340	155	81	4	10	41

Boddington:
Gold	283	142	25
Copper	37	25	4
Total Boddington	320	167	29	1	97	28
Tanami	215	62	25	3	80	39
Other Australia	—	—	2	4	(12)	2
Australia	535	229	56	8	165	69

Ahafo	182	84	36	4	51	29
Akyem	161	55	31	1	70	5
Other Africa	—	—	—	—	(2)	—
Africa	343	139	67	5	119	34

Nevada Gold Mines (3)	559	260	147	11	130	67
Nevada	559	260	147	11	130	67

Corporate and Other	—	—	4	17	110	15
Consolidated	$2,365	$1,058	$528	$52	$550	$276
____________________________
(1)Includes a decrease in accrued capital expenditures of $4; consolidated capital expenditures on a cash basis were $280.
(2)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(3)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended June 30, 2019
CC&V	$108	$77	$23	$4	$—	$12
Red Lake (2)	49	43	21	3	(27)	14
Musselwhite	7	12	8	3	(17)	17
Porcupine	78	63	19	2	(13)	22
Éléonore	110	75	24	2	4	18
Peñasquito:
Gold	26	27	6
Silver	31	41	10
Lead	13	20	6
Zinc	—	16	9
Total Peñasquito	70	104	31	1	(80)	19
Other North America	—	—	7	1	(25)	3
North America	422	374	133	16	(158)	105

Yanacocha	177	100	26	6	38	43
Merian	163	71	22	2	67	12
Cerro Negro	135	63	46	4	7	17
Other South America	—	—	3	11	(13)	1
South America	475	234	97	23	99	73

Boddington:
Gold	237	139	27
Copper	38	29	5
Total Boddington	275	168	32	—	73	17
Tanami	154	65	24	1	63	30
Kalgoorlie (2)	72	50	6	1	16	8
Other Australia	—	—	2	5	(8)	2
Australia	501	283	64	7	144	57

Ahafo	207	97	40	11	59	51
Akyem	156	70	48	5	29	8
Other Africa	—	—	—	2	(5)	—
Africa	363	167	88	18	83	59

Carlin (3)	240	166	49	7	16	35
Phoenix: (3)
Gold	67	53	16
Copper	21	15	5
Total Phoenix	88	68	21	1	20	6
Twin Creeks (3)	110	59	16	3	37	14
Long Canyon (3)	58	15	15	7	19	2
Other Nevada (3)	—	—	1	2	(4)	4
Nevada	496	308	102	20	88	61

Corporate and Other	—	—	3	17	(236)	15
Consolidated	$2,257	$1,366	$487	$101	$20	$370
____________________________
(1)Includes a decrease in accrued capital expenditures of $10; consolidated capital expenditures on a cash basis were $380.
(2)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie and on March 31, 2020, the Company sold Red Lake. There were no operating results for these sites for the three months ended June 30, 2020. Refer to Note 9 for additional information.
(3)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Six Months Ended June 30, 2020
CC&V	$211	$119	$38	$5	$46	$17
Red Lake (2)(3)	67	45	2	1	20	4
Musselwhite (2)	24	27	17	3	(43)	26
Porcupine (2)	266	113	53	5	94	17
Éléonore (2)	129	74	47	3	(12)	16
Peñasquito: (2)
Gold	303	114	65
Silver	199	103	58
Lead	62	39	22
Zinc	140	118	64
Total Peñasquito	704	374	209	2	78	49
Other North America	—	—	16	—	(50)	2
North America	1,401	752	382	19	133	131

Yanacocha	304	189	72	5	(25)	39
Merian	380	153	47	6	172	17
Cerro Negro (2)	167	72	69	1	(23)	26
Other South America	—	—	4	13	(26)	2
South America	851	414	192	25	98	84

Boddington:
Gold	526	273	48
Copper	58	50	9
Total Boddington	584	323	57	2	192	57
Tanami	404	127	49	7	211	70
Other Australia	—	—	4	6	481	2
Australia	988	450	110	15	884	129

Ahafo	333	165	65	9	83	59
Akyem	293	106	58	3	118	12
Other Africa	—	—	—	2	(5)	—
Africa	626	271	123	14	196	71

Nevada Gold Mines (4)	1,080	503	278	18	263	126
Nevada	1,080	503	278	18	263	126

Corporate and Other	—	—	8	32	(245)	23
Consolidated	$4,946	$2,390	$1,093	$123	$1,329	$564
____________________________
(1)Includes a decrease in accrued capital expenditures of $44; consolidated capital expenditures on a cash basis were $608.
(2)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(3)On March 31, 2020, the Company sold Red Lake. Refer to Note 9 for additional information.
(4)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Six Months Ended June 30, 2019
CC&V	$205	$143	$46	$7	$4	$14
Red Lake	49	43	21	3	(27)	14
Musselwhite	7	12	8	3	(17)	17
Porcupine	78	63	19	2	(13)	22
Éléonore	110	75	24	2	4	18
Peñasquito:
Gold	26	27	6
Silver	31	41	10
Lead	13	20	6
Zinc	—	16	9
Total Peñasquito	70	104	31	1	(80)	19
Other North America	—	—	7	1	(25)	3
North America	519	440	156	19	(154)	107

Yanacocha	357	193	51	10	81	88
Merian	354	142	45	3	161	23
Cerro Negro	135	63	46	4	7	17
Other South America	—	—	7	20	(29)	1
South America	846	398	149	37	220	129

Boddington:
Gold	455	285	53
Copper	81	59	11
Total Boddington	536	344	64	—	121	31
Tanami	325	134	44	6	139	57
Kalgoorlie (2)	143	100	12	2	29	15
Other Australia	—	—	4	7	(13)	3
Australia	1,004	578	124	15	276	106

Ahafo	384	183	74	16	106	99
Akyem	279	121	82	8	63	19
Other Africa	—	—	—	3	(8)	—
Africa	663	304	156	27	161	118

Carlin (3)	519	350	104	15	44	64
Phoenix: (3)
Gold	133	101	29
Copper	42	28	9
Total Phoenix	175	129	38	1	28	13
Twin Creeks (3)	210	110	29	5	73	30
Long Canyon (3)	124	35	35	12	40	7
Other Nevada (3)	—	—	1	7	(9)	5
Nevada	1,028	624	207	40	176	119

Corporate and Other	—	—	7	31	(384)	16
Consolidated	$4,060	$2,344	$799	$169	$295	$595
____________________________
(1)Includes a decrease in accrued capital expenditures of $10; consolidated capital expenditures on a cash basis were $605.
(2)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie. There were no operating results for the six months ended June 30, 2020. Refer to Note 9 for additional information.
(3)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following table presents the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended June 30, 2020
CC&V	$108	$—	$108
Musselwhite (1)	1	—	1
Porcupine (1)	150	—	150
Éléonore (1)	23	—	23
Peñasquito: (1)
Gold	7	137	144
Silver (2)	—	76	76
Lead	—	23	23
Zinc	—	63	63
Total Peñasquito	7	299	306
North America	289	299	588

Yanacocha	117	—	117
Merian	172	—	172
Cerro Negro (1)	51	—	51
South America	340	—	340

Boddington:
Gold	70	213	283
Copper	—	37	37
Total Boddington	70	250	320
Tanami	215	—	215
Australia	285	250	535

Ahafo	182	—	182
Akyem	161	—	161
Africa	343	—	343

Nevada Gold Mines (3)	535	24	559
Nevada	535	24	559

Consolidated	$1,792	$573	$2,365
____________________________
(1)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(2)Silver sales from concentrate includes $11 related to non-cash amortization of the Silver streaming agreement liability.
(3)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended June 30, 2019
CC&V	$108	$—	$108
Red Lake (1)	49	—	49
Musselwhite	7	—	7
Porcupine	78	—	78
Éléonore	110	—	110
Peñasquito:
Gold	—	26	26
Silver (2)	—	31	31
Lead	—	13	13
Zinc	—	—	—
Total Peñasquito	—	70	70
North America	352	70	422

Yanacocha	177	—	177
Merian	163	—	163
Cerro Negro	135	—	135
South America	475	—	475

Boddington:
Gold	62	175	237
Copper	—	38	38
Total Boddington	62	213	275
Tanami	154	—	154
Kalgoorlie (1)	72	—	72
Australia	288	213	501

Ahafo	207	—	207
Akyem	156	—	156
Africa	363	—	363

Carlin (3)	240	—	240
Phoenix: (3)
Gold	25	42	67
Copper	—	21	21
Total Phoenix	25	63	88
Twin Creeks (3)	110	—	110
Long Canyon (3)	58	—	58
Nevada	433	63	496

Consolidated	$1,911	$346	$2,257
__________________________________________________________________________________________________________________________________________________________________________
(1)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie and on March 31, 2020, the Company sold Red Lake. There were no operating results for these sites for the three months ended June 30, 2020. Refer to Note 9 for additional information.
(2)Silver sales from concentrate includes $5 related to non-cash amortization of the Silver streaming agreement liability.
(3)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Six Months Ended June 30, 2020
CC&V	$211	$—	$211
Red Lake (1)(2)	67	—	67
Musselwhite (1)	24	—	24
Porcupine (1)	266	—	266
Éléonore (1)	129	—	129
Peñasquito: (1)
Gold	22	281	303
Silver (3)	—	199	199
Lead	—	62	62
Zinc	—	140	140
Total Peñasquito	22	682	704
North America	719	682	1,401

Yanacocha	304	—	304
Merian	380	—	380
Cerro Negro (1)	167	—	167
South America	851	—	851

Boddington:
Gold	124	402	526
Copper	—	58	58
Total Boddington	124	460	584
Tanami	404	—	404
Australia	528	460	988

Ahafo	333	—	333
Akyem	293	—	293
Africa	626	—	626

Nevada Gold Mines (4)	1,044	36	1,080
Nevada	1,044	36	1,080

Consolidated	$3,768	$1,178	$4,946
____________________________
(1)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(2)On March 31, 2020, the Company sold Red Lake. Refer to Note 9 for additional information.
(3)Silver sales from concentrate includes $32 related to non-cash amortization of the Silver streaming agreement liability.
(4)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Six Months Ended June 30, 2019
CC&V	$205	$—	$205
Red Lake	49	—	49
Musselwhite	7	—	7
Porcupine	78	—	78
Éléonore	110	—	110
Peñasquito:
Gold	—	26	26
Silver (1)	—	31	31
Lead	—	13	13
Zinc	—	—	—
Total Peñasquito	—	70	70
North America	449	70	519

Yanacocha	357	—	357
Merian	354	—	354
Cerro Negro	135	—	135
South America	846	—	846

Boddington:
Gold	114	341	455
Copper	—	81	81
Total Boddington	114	422	536
Tanami	325	—	325
Kalgoorlie (2)	143	—	143
Australia	582	422	1,004

Ahafo	384	—	384
Akyem	279	—	279
Africa	663	—	663

Carlin (3)	519	—	519
Phoenix: (3)
Gold	52	81	133
Copper	—	42	42
Total Phoenix	52	123	175
Twin Creeks (3)	210	—	210
Long Canyon (3)	124	—	124
Nevada	905	123	1,028

Consolidated	$3,445	$615	$4,060
____________________________
(1)Silver sales from concentrate includes $5 related to non-cash amortization of the Silver streaming agreement liability.
(2)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie. There were no operating results for the six months ended June 30, 2020. Refer to Note 9 for additional information.
(3)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Trade Receivables
The following table details the receivables included within Trade receivables:

	At June 30, 2020	At December 31, 2019
Receivables from Sales:
Gold sales from doré production	$52	$27
Sales from concentrate and other production	203	346
Total receivables from Sales	$255	$373
The impact to Sales from revenue initially recognized in previous periods due to the changes in pricing and changes in quantities resulting from assays is an increase of $22 and $—, respectively, for the three months ended June 30, 2020 and an increase (decrease) of $— and $(2), respectively, for the three months ended June 30, 2019.
The impact to Sales from revenue initially recognized in previous periods due to the changes in pricing and changes in quantities resulting from assays is a (decrease) increase of $(3) and $1, respectively, for the six months ended June 30, 2020 and an increase (decrease) of $3 and $(4), respectively, for the six months ended June 30, 2019.
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
The impact to Sales from revenue recognized due to the changes in pricing is an increase of $42 and $3 for the three months ended June 30, 2020 and 2019, respectively and an increase of $19 and $6 for the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020, Newmont had gold sales of 138,000 ounces priced at an average of $1,769 per ounce, copper sales of 11 million pounds priced at an average price of $2.74 per pound, silver sales of 2 million ounces priced at an average of $17.85 per ounce, lead sales of 15 million pounds priced at an average of $0.80 per pound, and zinc sales of 42 million pounds priced at an average of $0.93 per pound, subject to final pricing over the next several months.
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reclamation accretion	$35	$34	$69	$60

Remediation adjustments	4	37	6	40
Remediation accretion	1	2	3	3
Total remediation expense	5	39	9	43
	$40	$73	$78	$103

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The following are reconciliations of Reclamation and remediation liabilities:

	2020	2019
Reclamation balance at January 1,	$3,334	$2,316
Additions, changes in estimates and other	(3)	3
Adjustment from the Newmont Goldcorp transaction (1)	15	677
Other acquisitions and divestitures	—	(10)
Payments, net	(33)	(23)
Accretion expense	69	60
Reclamation balance at June 30,	$3,382	$3,023

	2020	2019
Remediation balance at January 1,	$299	$279
Additions, changes in estimates and other	(1)	32
Payments, net	(10)	(11)
Accretion expense	3	3
Remediation balance at June 30,	$291	$303
__________________________________________________________________________________________________________________________________________________________________________
(1)As of June 30, 2019, an adjustment of $130 relating to the Newmont Goldcorp transaction, was reclassified from remediation to reclamation, consistent with the presentation in the Consolidated Financial Statements for the year ended December 31, 2019, filed on February 20, 2020 on Form 10-K.
The current portion of reclamation liabilities was $80 and $125 at June 30, 2020 and December 31, 2019, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $43 and $44 at June 30, 2020 and December 31, 2019, respectively, and was included in Other current liabilities. At June 30, 2020 and December 31, 2019, $3,382 and $3,334, respectively, were accrued for reclamation obligations relating to operating and formerly operating properties.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At June 30, 2020 and December 31, 2019, $291 and $299, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 37% greater or 0% lower than the amount accrued at June 30, 2020. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
Included in Other non-current assets at June 30, 2020 and December 31, 2019 are $52 and $53 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at June 30, 2020, $47 was related to the Ahafo and Akyem mines in Ghana, Africa and $5 related to NGM in Nevada, United States. Of the amounts at December 31, 2019, $47 was related to the Ahafo and Akyem mines in Ghana, Africa, $5 related to NGM in Nevada, United States and $1 was related to the Midnite (Dawn) mine site in Washington, United States.
Included in Other non-current assets at June 30, 2020 and December 31, 2019 was $56 and $55, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at June 30, 2020, $34 is related to the Midnite mine and Dawn mill sites and $22 is related to San Jose Reservoir. Of the amounts at December 31, 2019, $31 is related to the Midnite mine and Dawn mill sites and $24 is related to San Jose Reservoir.
Refer to Notes 23 and 26 for further discussion of reclamation and remediation matters.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7     CARE AND MAINTENANCE
Care and maintenance costs represent direct operating costs and depreciation and amortization costs incurred during the period the sites were temporarily placed into care and maintenance in response to the COVID-19 pandemic. The following table includes direct operating costs incurred and reported as Care and maintenance:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Musselwhite	$20	$23
Éléonore	20	26
Peñasquito	38	38
Yanacocha	21	25
Cerro Negro	25	32
Other	1	1
	$125	$145
Additionally, for the three and six months ended June 30, 2020, the Company recognized non-cash care and maintenance costs included in Depreciation and amortization of $7 and $7 at Musselwhite, $14 and $16 at Éléonore, $28 and $28 at Peñasquito, $5 and $7 at Yanacocha and $16 and $19 at Cerro Negro, respectively.
NOTE 8     OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
COVID-19 specific costs	$33	$—	$35	$—
Goldcorp transaction and integration costs	7	114	23	159
Restructuring and other	4	—	11	5
Impairment of long-lived assets	5	—	5	1
Nevada JV transaction and implementation costs	—	11	—	23
Other	10	12	18	17
	$59	$137	$92	$205
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred, including but not limited to contributions to the Newmont Global Community Support Fund, additional health screenings, incremental travel, security and employee related costs as well as various other incremental costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. The Company established the Newmont Global Community Support Fund on April 9, 2020 to help host communities, governments and employees combat the COVID-19 pandemic. $5 and $6 were distributed from the fund to support the communities that host the Company’s operations for the three and six months ended June 30, 2020, respectively.
Goldcorp transaction and integration costs. Goldcorp transaction and integration costs for the three and six months ended June 30, 2020 primarily include severance costs and consulting services related to integration activities. For the three and six months ended June 30, 2019, Goldcorp transaction and integration costs primarily include banking, legal, consulting services, severance and accelerated share award payments.
Restructuring and other. Restructuring and other represents certain costs associated with severance, legal and other settlements for all periods presented.
Impairment of long-lived assets. Impairment of long-lived assets represents non-cash write-downs of long-lived assets.
Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs for the three and six months ended June 30, 2019 primarily represent banking, consulting and legal costs incurred related to the Nevada JV Agreement, including hostile defense fees.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     GAIN ON ASSET AND INVESTMENT SALES, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sale of Kalgoorlie	$—	$—	$493	$—
Sale of Continental	—	—	91	—
Sale of Red Lake	—	—	9	—
Sale of exploration properties	—	26	—	26
Other	(1)	6	(1)	7
	$(1)	$32	$592	$33
Sale of Kalgoorlie. The Company entered into a binding agreement dated December 17, 2019, to sell its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020, and pursuant to the terms of the agreement, received proceeds of $800 in cash for its interests in Kalgoorlie. The proceeds were inclusive of a $25 payment that gave Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for 120 days the purchase of Newmont’s Kalgoorlie power business for fair market value, which has expired. A portion of the payment attributable to the option is refundable to Northern Star if the power business is sold to another third party. As a result of the sale, the Company recognized a gain, within Other Australia, of $493. The assets and liabilities were classified as held for sale for the year ended December 31, 2019.
Sale of Continental. For further information related to the sale of investment holdings in Continental Gold, Inc. ("Continental") refer to Note 19.
Sale of Red Lake. The Company entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31, 2020, and pursuant to the terms of the agreement, received total consideration of $429, including cash proceeds of $375, $15 towards working capital (received in cash in the second quarter of 2020), and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $41 at June 30, 2020. For further information, see Note 18. The proceeds are inclusive of transitional services support for six months subsequent to closing with an option to extend the terms for one additional three-month period. As a result of the sale, the Company recognized a gain of $9. The assets and liabilities were classified as held for sale for the year ended December 31, 2019.
Sale of exploration properties. In June 2019, the Company sold exploration properties, included in the Nevada segment, which resulted in a gain of $26.
NOTE 10     OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value of investments	$227	$35	$134	$56
Impairment of investments	—	—	(93)	(1)
Charges from debt extinguishment	(3)	—	(77)	—
Interest	6	13	17	34
Foreign currency exchange, net	(52)	4	14	2
Restructuring and other	(2)	—	(2)	—
Other	22	6	16	11
	$198	$58	$9	$102
Change in fair value of investments. Change in fair value of investments primarily represents unrealized holding gains and losses related to the Company's investments in current and non-current marketable equity securities. For the three and six months ended June 30, 2020, change in fair value of investments include market impacts from the COVID-19 pandemic.
Impairment of investments. During the first quarter of 2020, the Company recognized an investment impairment for other-than-temporary declines in the value of TMAC Resources, Inc. ("TMAC"). Refer to Note 19 for additional information.
Charges from debt extinguishment. For the three and six months ended June 30, 2020, the Company recorded charges from debt extinguishment of $3 and $69, respectively, related to the debt tender offer of its Senior Notes due March 15, 2022 ("2022 Senior Notes"), its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”). For the three and six months ended June 30, 2020, the Company recorded a loss of $— and $8, respectively, related to the associated forward starting swaps, reclassified from Accumulated other comprehensive income (loss). Refer to Note 22 for additional information.

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
NOTE 11     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020			2019
Income (loss) before income and mining tax and other items		$550		$20		$1,329			$295

U.S. Federal statutory tax rate	21%	$115	21%	$4	21%	$279		21%	$62
Reconciling items:
Percentage depletion	(3)	(17)	(20)	(4)	(2)	(27)		(6)	(17)
Change in valuation allowance on deferred tax assets	(2)	(11)	(25)	(5)	(9)	(120)	(1)	8	24
Foreign rate differential	7	42	10	2	10	126		13	38
Mining and other taxes	6	35	70	14	4	55		12	37
Uncertain tax position reserve adjustment	3	15	70	14	(1)	(9)		5	14
Tax impact of foreign exchange (2)	(1)	(8)	(15)	(3)	(14)	(187)		(1)	(3)
Other	(1)	(7)	(11)	(2)	2	24		(3)	(10)
Income and mining tax expense (benefit)	30%	$164	100%	$20	11%	$141		49%	$145
____________________________
(1)Change in valuation allowance is due to a net release on marketable securities, capital losses and other capital assets associated with the sales of Kalgoorlie and Continental Gold, partially offset by increases associated with net operating losses, tax credits, and equity method investments.
(2)Tax impact of foreign exchange includes the following: (i) Mexican inflation on tax values, (ii) currency translation effects of local currency deferred tax assets and deferred tax liabilities, (iii) the tax impact of local currency foreign exchange gains or losses and (iv) non-taxable or non-deductible U.S. dollar currency foreign exchange gains or losses.
NOTE 12     EQUITY INCOME (LOSS) OF AFFILIATES

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pueblo Viejo Mine	$35	$26	$83	$26
TMAC Resources Inc.	(5)	1	(6)	(2)
Alumbrera Mine	(1)	—	(4)	—
Maverix Metals Inc.	—	1	(3)	1
Norte Abierto Project	—	—	(2)	—
NuevaUnión Project	—	—	(2)	—
Euronimba Ltd.	—	(2)	—	(4)
	$29	$26	$66	$21
Refer to Note 19 for additional information about the above equity method investments.
NOTE 13     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS
The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Holt royalty obligation	$(67)	$(28)	$(81)	$(55)
Batu Hijau contingent consideration and other	(1)	2	(2)	3
Net income (loss) from discontinued operations	$(68)	$(26)	$(83)	$(52)
The Holt Royalty Obligation
At June 30, 2020 and December 31, 2019, the estimated fair value of the Holt royalty obligation was $351 and $257, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. During the three and six months ended June 30, 2020, the Company recorded a gain (loss) of $(67) and $(81), net of a tax benefit (expense) of $17 and $20, respectively, related to the Holt royalty obligation. During the three and six months ended June 30, 2019, the Company recorded a gain (loss) of $(28) and $(55), net of a tax benefit (expense) of $— and $—, respectively, related to the Holt royalty obligation.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company paid $7 and $5 during the six months ended June 30, 2020 and 2019, respectively, related to the Holt royalty obligation. Refer to Note 18 for additional information on the Holt royalty obligation.
Batu Hijau Contingent Consideration
Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara in 2016 included certain contingent payment provisions that were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. See contingent consideration assets in Note 18 for additional information.
NOTE 14     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Merian	$17	$16	$41	$39
Yanacocha	(14)	9	(36)	18
	$3	$25	$5	$57

NOTE 15     NET INCOME (LOSS) PER COMMON SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$412	$1	$1,249	$114
Discontinued operations	(68)	(26)	(83)	(52)
	$344	$(25)	$1,166	$62

Weighted average common shares (millions):
Basic	803	766	805	651
Effect of employee stock-based awards	2	2	1	1
Diluted	805	768	806	652

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.51	$—	$1.55	$0.18
Discontinued operations	(0.08)	(0.03)	(0.10)	(0.08)
	$0.43	$(0.03)	$1.45	$0.10
Diluted:
Continuing operations	$0.51	$—	$1.55	$0.18
Discontinued operations	(0.08)	(0.03)	(0.10)	(0.08)
	$0.43	$(0.03)	$1.45	$0.10
During the three and six months ended June 30, 2020, the Company repurchased and retired approximately — and 7 million shares of its common stock for $— and $321, respectively. The Company did not repurchase or retire any of its common stock during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2020, the Company withheld 0.1 and 0.8 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards. The Company withheld 0.2 and 1.2 million shares for the three and six months ended June 30, 2019, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pension benefit costs (credits), net: (1)
Service cost	$4	$7	$8	$14
Interest cost	10	12	19	23
Expected return on plan assets	(16)	(16)	(31)	(32)
Amortization, net	8	5	15	11
Settlements	2	—	2	—
	$8	$8	$13	$16

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other benefit costs (credits), net: (1)
Service cost	$—	$1	$—	$1
Interest cost	1	1	2	2
Amortization, net	—	(3)	(1)	(5)
	$1	$(1)	$1	$(2)
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income, net.
NOTE 17 STOCK-BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation:
Restricted stock units	$13	$28	$28	$39
Performance leveraged stock units	4	7	10	15
Goldcorp phantom restricted share units (1)	2	3	5	3
Goldcorp performance share units (1)	1	14	2	14
	$20	$52	$45	$71
____________________________
(1)These awards are classified as liability awards and their fair value is remeasured at the end of each reporting period until vested.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,808	$3,808	$—	$—
Restricted cash	103	103	—	—
Trade receivable from provisional concentrate sales, net	197	—	197	—
Marketable equity securities (Note 19) (1)	522	506	16	—
Restricted marketable debt securities (Note 19)	55	22	33	—
Restricted other assets (Note 19)	1	1	—	—
Contingent consideration assets	82	—	—	82
	$4,768	$4,440	$246	$82
Liabilities:
Debt (2)	$7,308	$—	$7,308	$—
Diesel derivative contracts	6	—	6	—
Holt royalty obligation (Note 23)	351	—	—	351
Cash-settled Goldcorp share awards	14	—	14	—
	$7,679	$—	$7,328	$351

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,243	$2,243	$—	$—
Restricted cash	106	106	—	—
Trade receivable from provisional concentrate sales, net	331	—	331	—
Marketable equity securities (Note 19) (1)	376	357	19	—
Marketable debt securities (Note 19)	39	—	—	39
Continental conversion option (Note 19)	51	—	51	—
Restricted marketable debt securities (Note 19)	54	23	31	—
Restricted other assets (Note 19)	1	1	—	—
Contingent consideration assets	38	—	—	38
	$3,239	$2,730	$432	$77
Liabilities:
Debt (2)	$7,068	$—	$7,068	$—
Diesel derivative contracts	1	—	1	—
Holt royalty obligation (Note 23)	257	—	—	257
Cash-settled Goldcorp share awards	12	—	12	—
	$7,338	$—	$7,081	$257
____________________________
(1)Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $10 and $13 at June 30, 2020 and December 31, 2019, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $6,030 and $6,138 at June 30, 2020 and December 31, 2019, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
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
The estimated fair value of the contingent consideration assets was determined using discounted cash flow models. The contingent consideration assets consist of financial instruments that meet the definition of a derivative, but do not qualify for hedge accounting under ASC 815. These are classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease of the contingent consideration.
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
The estimated fair value of the Holt royalty obligation was determined using (i) a discounted cash flow model, (ii) a Monte Carlo valuation model to simulate future gold prices using the Company’s long-term gold price, (iii) various gold production scenarios from reserve and resource information and (iv) a weighted average discount rate. The royalty obligation is classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease of the Holt royalty obligation. Increases in the gold price and production scenarios will result in a corresponding increase of the Holt royalty obligation. On April 2, 2020, operations at the Holt mine were suspended until further notice. The production scenarios in the valuation model have been adjusted to reflect the delay in gold production while the mine operations are suspended.
The Company’s liability-classified stock-based compensation awards consist of cash-settled Goldcorp share awards which become payable in cash on the vesting date. These awards are valued each reporting period based on the quoted Newmont stock price. As the awards themselves are not traded on the exchange, they are classified within Level 2 of the fair value hierarchy.
The Company’s marketable debt securities consist of an unrestricted convertible debenture with Continental (the “Continental Convertible Debt”). The estimated fair value of the host debt instrument was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease of the Continental Convertible Debt. In March 2020, the Company completed the sale of its interest in Continental, which included the convertible debenture. Refer to Note 19 for further information.
The Continental conversion option is an embedded derivative in the Continental Convertible Debt agreement. It is valued using a Black-Scholes model using quoted market prices in active markets of the underlying security. As the option itself is not traded on the exchange, this instrument is classified within Level 2 of the fair value hierarchy. In March 2020, the Company completed the sale of its interest in Continental, which included the conversion option. Refer to Note 19 for further information.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2020 and December 31, 2019:

Description	At June 30, 2020	Valuation technique	Significant input	Range, point estimate or average
Contingent consideration assets	$82	Discounted cash flow	Discount rate (1)	5.00 - 14.90%
Holt royalty obligation (2)	$351	Monte Carlo	Discount rate (2)	1.66%
			Short-term gold price	$1,711
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	276 - 988
____________________________
(1)The weighted average discount rate used to calculate the Company’s contingent consideration assets is 9.48%. Various other inputs including, but not limited to, metal prices, production profiles and new mineralization discoveries were considered in determining the fair value of the individual contingent consideration assets.
(2)The Holt royalty obligation discount rate is calculated as a weighted-average Newmont-specific unsecured borrowing rate, which is weighted by relative fair value of various production scenarios.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

Description	At December 31, 2019	Valuation technique	Significant input	Range, point estimate or average
Continental convertible debt	$39	Discounted cash flow	Discount rate	11.06%
Contingent consideration assets	$38	Discounted cash flow	Discount rate (1)	14.90%
Holt royalty obligation (2)	$257	Monte Carlo	Discount rate (2)	2.53%
			Short-term gold price	$1,481
			Long-term gold price	$1,300
			Gold production scenarios (in 000's of ounces)	298 - 1,613
____________________________
(1)The weighted average discount rate used to calculate the Company’s contingent consideration assets is 14.90%. Various other inputs including, but not limited to, metal prices were considered in determining the fair value of the individual contingent consideration assets.
(2)The Holt royalty obligation discount rate is calculated as a weighted-average Newmont-specific unsecured borrowing rate, which is weighted by relative fair value of various production scenarios.
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Continental convertible debt(1)	Contingent consideration assets(2)	Total assets	Holt royalty obligation(3)	Total liabilities
Fair value at December 31, 2019	$39	$38	$77	$257	$257
Additions and settlements	—	39	39	(7)	(7)
Revaluation	1	5	6	101	101
Sales	(40)	—	(40)	—	—
Fair value at June 30, 2020	$—	$82	$82	$351	$351

	Continental convertible debt(4)	Contingent consideration assets(3)	Total assets	Holt royalty obligation(3)	Total liabilities
Fair value at December 31, 2018	$—	$26	$26	$161	$161
Additions and settlements	33	—	33	(5)	(5)
Revaluation	2	3	5	55	55
Fair value at June 30, 2019	$35	$29	$64	$211	$211
____________________________
(1)The gain recognized on revaluation is included in Other comprehensive income (loss). The gain recognized on sale is included in Gain on asset and investment sales, net.
(2)Additions of $39 relate to contingent consideration assets received from the sale of Red Lake. See Note 9 for additional information. The gain (loss) recognized on revaluation of $7 and $(2) are included in Other income, net and Net income (loss) from discontinued operations, respectively.
(3)The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(4)The gain (loss) recognized is included in Other income, net.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19 INVESTMENTS

	At June 30, 2020	At December 31, 2019
Current:
Marketable equity securities	$310	$237

Non-current:
Marketable equity securities	$202	$126

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,234	$1,230
NuevaUnión Project (50.0%)	941	940
Norte Abierto Project (50.0%)	485	478
Maverix Metals Inc. (23.4%)	84	93
Alumbrera Mine (37.5%)	50	54
TMAC Resources, Inc. (24.8%)	7	114
Continental Gold, Inc. (1)	—	164
	2,801	3,073
	$3,003	$3,199

Non-current restricted investments: (2)
Marketable debt securities	$55	$54
Other assets	1	1
	$56	$55
____________________________
(1)During the first quarter of 2020, the Company sold its entire interest in Continental Gold, Inc. See below for more information.
(2)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 6.
Pueblo Viejo
As of June 30, 2020 and December 31, 2019, the Company had outstanding shareholder loans to Pueblo Viejo of $390 and $425, with accrued interest of $6 and $7, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company had an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of June 30, 2020.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $136 and $293 for the three and six months ended June 30, 2020. Total payments made to Pueblo Viejo for gold and silver purchased were $127 for both the three and six months ended June 30, 2019. These purchases, net of subsequent sales, were included in Other income, net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of June 30, 2020 or December 31, 2019.
TMAC Resources, Inc.
During the first quarter of 2020, the Company recorded a non-cash other-than-temporary impairment charge of $93, in Other income, net related to TMAC. The impairment charge was calculated using quoted market prices as of March 31, 2020.
During the second quarter of 2020, TMAC entered into an agreement to sell all of the company’s outstanding shares of TMAC to Shandong Gold Mining Co. Ltd. TMAC shareholders have approved the agreement and the transaction is pending regulatory approval.
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
During the fourth quarter of 2019, the Company entered into a contractual arrangement to sell its entire interest in Continental, including its convertible debt, to Zijin Mining Group. The Company completed the sale on March 4, 2020, and pursuant to the terms of the agreement, received cash proceeds of $253. As a result of the sale, the Company recognized a gain of $91 included in Gain on asset and investment sales, net.
NOTE 20     INVENTORIES

	At June 30, 2020	At December 31, 2019
Materials and supplies	$663	$655
In-process	163	189
Concentrate (1)	35	96
Precious metals (2)	100	74
	$961	$1,014
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 21     STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2020	At December 31, 2019
Current:
Stockpiles	$546	$493
Ore on leach pads	290	319
	$836	$812
Non-current:
Stockpiles	$1,370	$1,154
Ore on leach pads	255	330
	$1,625	$1,484
Total:
Stockpiles	$1,916	$1,647
Ore on leach pads	545	649
	$2,461	$2,296

	Stockpiles		Leach pads
	At June 30, 2020	At December 31, 2019	At June 30, 2020	At December 31, 2019
Stockpiles and ore on leach pads:
CC&V	$11	$6	$228	$239
Musselwhite	49	53	—	—
Porcupine	6	2	—	—
Éléonore	2	1	—	—
Peñasquito	251	193	—	—
Yanacocha	47	55	121	181
Merian	44	45	—	—
Cerro Negro	1	—	—	—
Boddington	488	458	—	—
Tanami	1	4	—	—
Ahafo	431	403	—	—
Akyem	145	126	—	—
Nevada Gold Mines	440	301	196	229
	$1,916	$1,647	$545	$649

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
During the three and six months ended June 30, 2020, the Company recorded write-downs of $11 and $35, respectively, classified as a component of Costs applicable to sales and write-downs of $9 and $18, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2020, $20 was related to NGM. Of the write-downs during the six months ended June 30, 2020, $24 was related to Yanacocha and $29 to NGM.
During the three and six months ended June 30, 2019, the Company recorded write-downs of $52 and $94, classified as a component of Costs applicable to sales and write-downs of $19 and $34, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2019, $8 was related to CC&V, $4 to Yanacocha, $14 to Boddington, $25 to Akyem and $20 to Carlin. Of the write-downs during the six months ended June 30, 2019, $12 is related to CC&V, $13 to Yanacocha, $22 to Boddington, $34 to Akyem, $44 to Carlin and $3 to Twin Creeks. In July 2019, Carlin and Twin Creeks were contributed to NGM. See Note 1 for additional information.
NOTE 22     DEBT
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2020 (for the remainder of 2020)	$—
2021	550
2022	492
2023	414
2024	—
Thereafter	4,624
$6,080
In March 2020, the Company completed a public offering of $1,000 unsecured Senior Notes due October 1, 2030 (“2030 Senior Notes”). Net proceeds from the 2030 Senior Notes were $985. The 2030 Senior Notes will pay interest semi-annually at a rate of 2.250% per annum. The proceeds from this issuance, supplemented with cash from the Company's balance sheet, were used to fund the debt tender offers of the 2022 Senior Notes, the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes in March 2020.
In March 2020, the Company launched the debt tender offers to purchase portions of its 2022 Senior Notes, 2023 Newmont Senior Notes and 2023 Goldcorp Senior notes. The tender offers included an early tender period that settled in March 2020 and a final tender period that settled in April 2020. In March 2020, the Company purchased approximately $495 of its 2022 Senior Notes, $487 of its 2023 Newmont Senior Notes and $18 of its 2023 Goldcorp Senior Notes related to its early tender period offers. In April 2020, the Company purchased approximately $5 of its 2022 Senior Notes and $81 of its 2023 Goldcorp Senior Notes through its final tender period offers. For the three and six months ended June 30, 2020, the Company recorded charges from debt extinguishment of $3 and $77, respectively, in Other income, net, of which $3 and $69, respectively, represent a net pre-tax loss from extinguishment, and $— and $8, respectively were reclassified from Accumulated other comprehensive income (loss). This reclassification related to the acceleration of the unrealized losses on the forward starting swap contracts which were previously settled with the issuance of the 2022 Senior Notes.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23     OTHER LIABILITIES

	At June 30, 2020	At December 31, 2019
Other current liabilities:
Accrued operating costs	$133	$210
Reclamation and remediation liabilities	123	169
Accrued capital expenditures	68	58
Payables to joint venture partners	63	75
Accrued interest	60	60
Silver streaming agreement	60	69
Royalties	55	60
Taxes other than income and mining	38	47
Norte Abierto deferred payments	33	—
Deposit on Kalgoorlie power business option	23	—
Operating leases	19	28
Holt royalty obligation	3	14
Other	85	90
	$763	$880

Other non-current liabilities:
Income and mining taxes (1)	$449	$445
Holt royalty obligation	348	243
Norte Abierto deferred payments	120	154
Operating leases	106	47
Galore Creek deferred payments	94	92
Social development obligations	18	18
Other	60	62
	$1,195	$1,061
____________________________
(1)Income and mining taxes at June 30, 2020 and December 31, 2019 includes unrecognized tax benefits, including penalties and interest of $434 and $445, respectively.
NOTE 24     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2019	$5	$119	$(281)	$(108)	$(265)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	—	6	(2)	(5)	(1)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	(5)	—	13	11	19
Other comprehensive income (loss)	(5)	6	11	6	18
Balance at June 30, 2020	$—	$125	$(270)	$(102)	$(247)

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Marketable debt securities adjustments:
Sale of marketable securities	$—	$—	$(5)	$—	Gain on asset and investment sales, net
Total before tax	—	—	(5)	—
Tax	—	—	—	—
Net of tax	$—	$—	$(5)	$—

Pension and other post-retirement benefit adjustments:
Amortization	$8	$2	$14	$6	Other income, net
Settlement	2	—	2	—	Other income, net
Total before tax	10	2	16	6
Tax	(2)	—	(3)	—
Net of tax	$8	$2	$13	$6

Hedge instruments adjustments:
Interest rate contracts	$2	$3	$13	$6	Interest expense, net (1)
Operating cash flow hedges	2	1	2	2	Costs applicable to sales
Total before tax	4	4	15	8
Tax	(2)	(1)	(4)	(1)
Net of tax	$2	$3	$11	$7
Total reclassifications for the period, net of tax	$10	$5	$19	$13
____________________________
(1)During the three and six months ended June 30, 2020, $— and $8, respectively, were reclassified to Other income, net as a result of the tender offers. See Note 22 for additional information.
NOTE 25     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2020	2019
Decrease (increase) in operating assets:
Trade and other receivables	$190	$(94)
Inventories, stockpiles and ore on leach pads	(121)	(57)
Other assets	(22)	59
Increase (decrease) in operating liabilities:
Accounts payable	(54)	(80)
Reclamation and remediation liabilities	(43)	(34)
Other accrued liabilities	(68)	(53)
	$(118)	$(259)

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Operating Segments
The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the South America reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Africa reportable segment. The Mexico tax matters relate to the North America reportable segment.
Environmental Matters
Refer to Note 6 for further information regarding reclamation and remediation. Details about certain of the more significant matters are discussed below.
Newmont USA Limited - 100% Newmont Owned
Ross-Adams mine site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA pursuant to the requirements of an Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont. The EE/CA was provided to the USFS in April 2015. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the ASAOC had been completed. During the third quarter of 2016, Newmont received a notice of completion of work per the ASAOC from the USFS, which finalized the ASAOC. The USFS issued an Action Memorandum in April 2018 to select the preferred Removal Action alternative identified in the EE/CA. The parties have finalized the ASAOC and the USFS published it in the Federal Register on July 8, 2020, for the 30-day public review and comment prior to becoming effective.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Condensed Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. Newmont is managing the remediation project during the 2020 construction season with a focus on the Pit 3 aggregate production and the start of Phase 2 remediation activities. In the second quarter of 2020, Newmont submitted to the EPA and US Bank a request to draw down funds from the Department of Interior settlement payment in trust for work conducted by Newmont at the site, according to the terms of the Consent Decree.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $162 at June 30, 2020.
Other Legal Matters
Minera Yanacocha S.R.L. - 51.35% Newmont Owned
Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. From 2011 to the first quarter of 2020, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. The water authority that is in charge of supervising the proper water administration has also issued notices of alleged regulatory violations in previous years. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
outcome rather than a significant fine. The alleged OEFA violations currently active in 2020 range from zero to 278,737 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001204 based on current exchange rates, with a total potential fine amount for outstanding matters of $— to $335.6. Yanacocha is responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.
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
Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha appealed the Superior Court ruling to the Peru Supreme Court. On January 18, 2019, the Peru Supreme Court issued notice that three judges support the position of the tax authority and two judges support the position of Yanacocha. Because four votes are required for a final decision, an additional judge was selected to issue a decision and the parties conducted oral arguments in April 2019. In early February 2020, the additional judge ruled in favor of the tax authority, finalizing a decision of the Peru Supreme Court against Yanacocha. As a result of the decision, the amount of $29 was recognized during the first quarter of 2020, but Yanacocha filed an action objecting to potential excessive interest of up to $60. It is not possible to fully predict the outcome of this litigation.
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
Newmont Ghana Gold Limited and Newmont Golden Ridge Limited
On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”), filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana that the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament; NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and NGRL January 19, 2010 mining lease; ratified by Parliament on December 3, 2015. The writ alleges that any mineral exploitation prior to Parliament ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) a declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliament ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent; and (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.
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
Mexico Tax Matters
Tax Reassessment from Mexican Tax Authority. During 2016, the Mexican Tax Authority issued reassessment notices for two of Goldcorp, Inc.’s Mexican subsidiaries primarily related to a reduction in the amount of deductible interest paid on related party debt by those subsidiaries during their 2008 and 2009 fiscal years, and the disallowance of certain intra company fees and expenses. The 2008 fiscal year notices reassessed an additional $11 of income tax, interest, and penalties. The 2009 fiscal year notices reassessed an additional $102 of income tax, interest and penalties relating to the reduction in the amount of deductible intra group interest payments. Settlement discussions continue to progress on these matters and the Company expects to reach a settlement by the end of the year for significantly less than the reassessment.
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
As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $153 and $154 as of June 30, 2020 and December 31, 2019, respectively, to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.
NOTE 27 NEVADA GOLD MINES TRANSACTIONS
For the three and six months ended June 30, 2020, the Company billed NGM $3 and $6, respectively, for services provided under the transition services agreement.
In addition, the Company purchases gold from NGM for resale to third parties. Gold purchases from NGM totaled $538 and $1,051 for the three and six months ended June 30, 2020, respectively.
As the formation of NGM was effective July 1, 2019 there were no NGM related transactions for the three and six months ended June 30, 2019.
Total amounts due to (from) NGM for gold and silver purchased, the transition services agreement services provided and CC&V toll milling were $63 as of June 30, 2020. Total amounts due to (from) NGM for gold and silver purchased, the transition services agreement services provided, employees leased to NGM and CC&V toll milling were $120 as of December 31, 2019.

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
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World for 13 consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. In June 2020, Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on environmental, social and governance transparency and performance. We are engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana.
During the first half of 2020, the COVID-19 outbreak escalated to a global pandemic, which has had varying impacts in the jurisdictions in which we operate. In response, the Company temporarily placed five sites into care and maintenance, including Musselwhite, Éléonore, Yanacocha and Cerro Negro in March 2020 and Peñasquito in April 2020. Operations at all five mine sites resumed in the second quarter of 2020 and activity was in various stages of ramping up as of June 30, 2020.
Refer to the “Second Quarter 2020 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources”, “Non-GAAP Financial Measures” and “Accounting Developments” for further information about the impacts of the COVID-19 pandemic on the Company.

On April 18, 2019 (the “acquisition date”), Newmont completed the business acquisition of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. The Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. The financial information included in the following discussion and analysis of financial condition and results of operations during the period ended June 30, 2020, compared to the same periods in 2019, includes the results of operations acquired in the Newmont Goldcorp transaction since April 18, 2019. For further information, see Note 3 to the Condensed Consolidated Financial Statements.
On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”). As of the effective date, the Company contributed its Carlin, Phoenix, Twin Creeks and Long Canyon mines ("existing Nevada mining operations") and Barrick contributed certain of its Nevada mining operations and assets. Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. The financial information included in the following discussion and analysis of financial condition and results of operations during the period ended June 30, 2020, compared to the same periods in 2019, includes the results of operations of NGM since July 1, 2019.
We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.
Asset Sales
Kalgoorlie
We entered into a binding agreement dated December 17, 2019, to sell our 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020. As the sale was completed on January 2, 2020, there are no results for Kalgoorlie for the three and six months ended June 30, 2020 included herein.

Red Lake
We entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31, 2020. As the sale was completed on March 31, 2020, results for Red Lake for the six months ended June 30, 2020 are included within the discussion below; there are no results for the three months ended June 30, 2020 included herein.
For further information on asset sales, see Note 9 to the Condensed Consolidated Financial Statements.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended June 30,		Increase (decrease)
	2020	2019
Net income (loss) from continuing operations attributable to Newmont stockholders	$412	$1	$411
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.51	$—	$0.51

	Six Months Ended June 30,		Increase (decrease)
	2020	2019
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,249	$114	$1,135
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.55	$0.18	$1.37
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended June 30, 2020, compared to the same period in 2019, is primarily due to higher average realized gold prices, the change in fair value of investments, lower operating costs as a result of reduced sales volumes, lower Goldcorp transaction and integration costs, lower exploration costs from the suspension of exploration drilling activities as a result of the COVID-19 pandemic and lower remediation adjustments, partially offset by lower sales volumes due to temporarily placing certain operations into care and maintenance in addition to the sale of Kalgoorlie during 2020 and higher income and mining tax expense.
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the six months ended June 30, 2020, compared to the same period in 2019, is primarily due to higher average realized gold prices, the recognized gain on the sales of Kalgoorlie, Continental Gold, Inc. ("Continental") and Red Lake in 2020, lower Goldcorp transaction and integration costs, the change in fair value of investments, lower exploration costs from the suspension of exploration drilling activities as a result of the COVID-19 pandemic and lower remediation adjustments, partially offset by lower sales volumes due to temporarily placing certain operations into care and maintenance in addition to the sale of Kalgoorlie during 2020, higher amortization rates from the formation of NGM, the impairment charge of TMAC Resources, Inc. ("TMAC") and charges from debt extinguishment. For discussion regarding variations in production volumes and unit cost metrics, see Results of Consolidated Operations below.
The details of our Sales are set forth below. See Note 5 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended June 30,		Increase (decrease)	Percent Change (1)
	2020	2019
Gold	$2,166	$2,154	$12	1%
Copper	37	59	(22)	(37)
Silver	76	31	45	145
Lead	23	13	10	77
Zinc	63	—	63	N.M.
	$2,365	$2,257	$108	5%

	Six Months Ended June 30,		Increase (decrease)	Percent Change (1)
	2020	2019
Gold	$4,487	$3,893	$594	15%
Copper	58	123	(65)	(53)
Silver	199	31	168	542
Lead	62	13	49	377
Zinc	140	—	140	N.M.
	$4,946	$4,060	$886	22%
____________________________
(1)N.M. – Not meaningful
The following analysis summarizes consolidated sales for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,162	$32	$66	$23	$80
Provisional pricing mark-to-market	17	6	15	—	4
Silver streaming amortization	—	—	11	—	—
Gross after provisional pricing and streaming impact	2,179	38	92	23	84
Treatment and refining charges	(13)	(1)	(16)	—	(21)
Net	$2,166	$37	$76	$23	$63
Consolidated ounces (thousands)/ pounds (millions) sold	1,255	13	5,211	31	91
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,721	$2.57	$12.59	$0.77	$0.88
Provisional pricing mark-to-market	14	0.45	2.72	(0.02)	0.05
Silver streaming amortization	—	—	2.25	—	—
Gross after provisional pricing and streaming impact	1,735	3.02	17.56	0.75	0.93
Treatment and refining charges	(11)	(0.11)	(2.86)	—	(0.23)
Net	$1,724	$2.91	$14.70	$0.75	$0.70
__________________________________________________________________________________________________________________________________________________________________________
(1)Per ounce measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$4,478	$66	$184	$73	$200
Provisional pricing mark-to-market	29	(5)	6	(2)	(9)
Silver streaming amortization	—	—	32	—	—
Gross after provisional pricing and streaming impact	4,507	61	222	71	191
Treatment and refining charges	(20)	(3)	(23)	(9)	(51)
Net	$4,487	$58	$199	$62	$140
Consolidated ounces (thousands)/ pounds (millions) sold	2,715	26	13,889	91	215
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,649	$2.52	$13.22	$0.80	$0.93
Provisional pricing mark-to-market	11	(0.20)	0.40	(0.02)	(0.04)
Silver streaming amortization	—	—	2.34	—	—
Gross after provisional pricing and streaming impact	1,660	2.32	15.96	0.78	0.89
Treatment and refining charges	(8)	(0.11)	(1.61)	(0.10)	(0.24)
Net	$1,652	$2.21	$14.35	$0.68	$0.65
____________________________
(1)Per ounce measures may not recalculate due to rounding.

Zinc sales for the three and six months ended June 30, 2019 were not significant and therefore are excluded from the tables below. The following analysis summarizes consolidated sales for the three months ended June 30, 2019:

	Three Months Ended June 30, 2019
	Gold	Copper	Silver	Lead
	(ounces)	(pounds)	(ounces)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,154	$66	$26	$15
Provisional pricing mark-to-market	7	(4)	—	—
Silver streaming amortization	—	—	5	—
Gross after provisional pricing and streaming impact	2,161	62	31	15
Treatment and refining charges	(7)	(3)	—	(2)
Net	$2,154	$59	$31	$13
Consolidated ounces (thousands)/ pounds (millions) sold	1,636	24	2,167	17
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,317	$2.76	$11.87	$0.88
Provisional pricing mark-to-market	5	(0.17)	—	—
Silver streaming amortization	—	—	2.33	—
Gross after provisional pricing and streaming impact	1,322	2.59	14.20	0.88
Treatment and refining charges	(5)	(0.11)	—	(0.12)
Net	$1,317	$2.48	$14.20	$0.76
__________________________________________________________________________________________________________________________________________________________________________
(1)Per ounce measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Gold	Copper	Silver	Lead
	(ounces)	(pounds)	(ounces)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$3,899	$129	$26	$15
Provisional pricing mark-to-market	7	(1)	—	—
Silver streaming amortization	—	—	5	—
Gross after provisional pricing and streaming impact	3,906	128	31	15
Treatment and refining charges	(13)	(5)	—	(2)
Net	$3,893	$123	$31	$13
Consolidated ounces (thousands)/ pounds (millions) sold	2,974	46	2,167	17
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,312	$2.81	$11.87	$0.88
Provisional pricing mark-to-market	2	(0.02)	—	—
Silver streaming amortization	—	—	2.33	—
Gross after provisional pricing and streaming impact	1,314	2.79	14.20	0.88
Treatment and refining charges	(4)	(0.11)	—	(0.12)
Net	$1,310	$2.68	$14.20	$0.76
____________________________
(1)Per ounce measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Three Months Ended June 30, 2020
	2020 vs. 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(502)	$(29)	$47	$12	$84
Increase (decrease) in average realized price	520	5	14	(4)	—
Decrease (increase) in treatment and refining charges	(6)	2	(16)	2	(21)
	$12	$(22)	$45	$10	$63

	Six Months Ended June 30,
	2020 vs. 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(340)	$(55)	$175	$65	$191
Increase (decrease) in average realized price	941	(12)	16	(9)	—
Decrease (increase) in treatment and refining charges	(7)	2	(23)	(7)	(51)
	$594	$(65)	$168	$49	$140
The increase in gold sales during the three months ended June 30, 2020, compared to the same period in 2019, is primarily due to higher average realized gold prices, partially offset by lower ounces sold due to certain operations being placed into care and maintenance in addition to the sale of Red Lake and Kalgoorlie during 2020. The increase in gold sales during the six months ended June 30, 2020, compared to the same period in 2019, is primarily due to higher average realized gold prices and higher volumes sold at the sites acquired as part of the Newmont Goldcorp transaction driven by six months of operations in 2020 as compared to three months in 2019, partially offset by lower ounces sold due to certain operations being placed into care and maintenance in addition to the sale of Red Lake and Kalgoorlie during 2020. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The decreases in copper sales during the three and six months ended June 30, 2020, compared to the same periods in 2019, are primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019, compared to a co-product for the six months ended June 30, 2019, and lower production at Boddington. For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The increases in silver, lead and zinc sales during the three and six months ended June 30, 2020 are associated with increased production at Peñasquito primarily due to the blockade at Peñasquito in the prior year reducing production and six months of operations in 2020 as compared to three months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020. See Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended June 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$940	$1,245	$(305)	(24)%
Copper	25	44	(19)	(43)
Silver	35	41	(6)	(15)
Lead	13	20	(7)	(35)
Zinc	45	16	29	181
	$1,058	$1,366	$(308)	(23)%

	Six Months Ended June 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$2,080	$2,180	$(100)	(5)%
Copper	50	87	(37)	(43)
Silver	103	41	62	151
Lead	39	20	19	95
Zinc	118	16	102	638
	$2,390	$2,344	$46	2%

The decreases in Costs applicable to sales for gold during the three and six months ended June 30, 2020, compared to the same periods in 2019, are primarily due to lower ounces sold due to certain operations being placed into care and maintenance in addition to the sale of Red Lake and Kalgoorlie during 2020 and lower stockpile and leach pad inventory adjustments, partially offset by higher costs associated with the sites acquired as part of the Newmont Goldcorp transaction driven by six months of operations in 2020 as compared to three months in 2019.
The decreases in Costs applicable to sales for copper during the three and six months ended June 30, 2020, compared to the same periods in 2019, are primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1,

2019 compared to a co-product for the six months ended June 30, 2019, partially offset by higher mill maintenance costs at Boddington.
The decrease in Costs applicable to sales for silver and lead during the three months ended June 30, 2020, compared to the same period in 2019, is due to Peñasquito being placed into care and maintenance during a portion of 2020. The increase in Costs applicable to sales for silver and lead during the six months ended June 30, 2020, compared to the same period in 2019, is primarily due to increased production at Peñasquito driven by six months of operations in 2020 as compared to three months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020.
The increases in Costs applicable to sales for zinc during the three and six months ended June 30, 2020, compared to the same periods in 2019, are primarily due to the blockade at Peñasquito in the prior year reducing production and six months of operations in 2020 as compared to three months in 2019.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended June 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$445	$436	$9	2%
Copper	4	10	(6)	(60)
Silver	25	10	15	150
Lead	9	6	3	50
Zinc	29	9	20	222
Other	16	16	—	—
	$528	$487	$41	8%

	Six Months Ended June 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$908	$728	$180	25%
Copper	9	20	(11)	(55)
Silver	58	10	48	480
Lead	22	6	16	267
Zinc	64	9	55	611
Other	32	26	6	23
	$1,093	$799	$294	37%

The increases in Depreciation and amortization for gold during the three and six months ended June 30, 2020, compared to the same periods in 2019, are primarily due to higher amortization rates from the formation of NGM, increased sales volumes at Peñasquito, and Borden and Quecher Main achieving commercial production in the fourth quarter of 2019.
The decreases in Depreciation and amortization for copper for the three and six months ended June 30, 2020, compared to the same periods in 2019, are primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019.
The increases in Depreciation and amortization for silver, lead and zinc during the three and six months ended June 30, 2020, compared to the same periods in 2019, are primarily due to the blockade at Peñasquito in the prior year reducing production and six months of operations in 2020 as compared to three months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Reclamation and remediation decreased by $33 and $25 during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to remediation adjustments in the prior year related to updates of project cost estimates at Dawn remediation site and water management cost estimates at Con mine.
Exploration expense decreased by $43 and $40 during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to suspension of exploration drilling activities due to the COVID-19 pandemic.

Advanced projects, research and development expense decreased by $6 and $6 during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to lower spend in Nevada following the formation of NGM. The decrease for six months ended June 30, 2020, compared to the same period in 2019, was also partially offset by increased spend associated with full potential opportunities in North America.
General and administrative expense decreased by $9 and $3 during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to the progression of integration activities for the Newmont Goldcorp transaction and other cost reduction efforts. The decrease for the six months ended June 30, 2020, compared to the same period in 2019, was also partially offset by increased consulting services. General and administrative expense as a percentage of Sales was 3.0% and 2.8% for the three and six months ended June 30, 2020, compared to 3.6% and 3.4% in the same periods in 2019.
Care and maintenance was $125 and $145 during the three and six months ended June 30, 2020, respectively. Care and maintenance represents direct operating costs incurred at sites temporarily placed into care and maintenance as a result of the COVID-19 pandemic.
Other expense, net decreased by $78 and $113 during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to decreases in transaction costs associated with the Newmont Goldcorp transaction and the Nevada JV Agreement, partially offset by COVID-19 specific costs incurred as a result of the COVID-19 pandemic and higher restructuring and other costs.
Gain on asset and investment sales, net was $(1) and $592 during the three and six months ended June 30, 2020, respectively, and was $32 and $33 during the three and six months ended June 30, 2019, respectively. The change for the three months ended June 30, 2020, compared to 2019, is primarily due to the gain on the sale of exploration properties in North America in the second quarter of 2019. The change for the six months ended June 30, 2020, compared to 2019, is primarily due to the 2020 sales of Kalgoorlie in Australia, the Red Lake complex in Canada and our investment in Continental. See Note 9 for additional information on asset sales and Note 19 for additional information on investment sales.
Other income, net increased by $140 and decreased by $93 during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase for the three months ended June 30, 2020 is primarily due to larger increases in the fair value of investments in the current year, partially offset by unrealized foreign exchange losses in the current year compared to unrealized foreign exchange gains in the prior year. The decrease for the six months ended June 30, 2020 is primarily due to an other-than-temporary impairment of our investment in TMAC and debt extinguishment charges, partially offset by larger increases in the fair value of investments in the current year.
Interest expense, net decreased by $4 during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to lower interest rates as a result of the Company's recent debt refinancing transactions. Interest expense, net increased by $20 during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to increased debt balances as a result of the Newmont Goldcorp transaction and a decrease in capitalized interest.
Income and mining tax expense (benefit) was $164 and $20, and $141 and $145 during the three and six months ended June 30, 2020 and 2019, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 11 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	June 30, 2020					June 30, 2019
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$129	21%		$27	(2)	$75	24%		$18	(2)
CC&V	25	12		3	(3)	—	—		—	(3)
Corporate & Other	(17)	210		(36)	(4)	(140)	9		(13)	(4)
Total US	137	(4)		(6)		(65)	(8)		5
Australia	160	41		66	(5)	128	40		51	(5)
Ghana	110	34		37		76	33		25
Suriname	63	27		17		51	24		12
Peru	(21)	(33)		7	(6)	29	34		10	(6)
Canada	129	13		17	(7)	(33)	(33)		11	(7)
Mexico	15	220		33	(8)	(177)	38		(68)	(8)
Argentina	(45)	64		(29)	(9)	(9)	122		(11)	(9)
Other Foreign	2	—		—		20	10		2
Rate adjustments	—	N/A		22	(10)	—	N/A		(17)	(10)
Consolidated	$550	30%	(11)	$164		$20	100%	(11)	$20
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)Includes deduction for percentage depletion of $(11) and $— and mining taxes of $12 and $1, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(2) and $1, respectively.
(4)Includes valuation allowance of $(34) and $1, respectively.
(5)Includes mining taxes net of associated federal benefit of $18 and $12, respectively.
(6)Includes mining taxes net of associated federal benefit of $2 and $2, valuation allowance of $9 and $2, respectively.
(7)Includes mining tax net of associated benefit of $1 and $(1), valuation allowance of $(27) and $(4), uncertain tax position reserve adjustment of $1 and $8, and tax impacts from the exposure to fluctuations in foreign currency of $2 and $15, respectively.
(8)Includes mining tax net of associated federal benefit of $— and $10, valuation allowance of $1 and $2, uncertain tax position reserve adjustment of $14 and $—, and tax impact from the exposure to fluctuations in foreign currency of $11 and $(29), respectively.
(9)Includes valuation allowance of $— and $(13), tax impacts from the exposure to fluctuations in foreign currency of $(21) and $5, respectively.
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

	Six Months Ended
	June 30, 2020					June 30, 2019
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$267	20%		$53	(2)	$150	19%		$28	(2)
CC&V	45	9		4	(3)	3	—		—	(3)
Corporate & Other	(236)	20		(47)	(4)	(245)	4		(9)	(4)
Total US	76	13		10		(92)	(21)		19
Australia	857	16		140	(5)	246	41		102	(5)
Ghana	182	34		62		147	33		48
Suriname	152	27		41		126	25		32
Peru	(34)	(115)		39	(6)	64	41		26	(6)
Canada	12	83		10	(7)	(30)	(37)		11	(7)
Mexico	124	(91)		(113)	(8)	(177)	38		(68)	(8)
Argentina	(51)	80		(41)	(9)	(9)	122		(11)	(9)
Other Foreign	11	—		—		20	15		3
Rate adjustments	—	N/A		(7)	(10)	—	N/A		(17)	(10)
Consolidated	$1,329	11%	(11)	$141		$295	49%	(11)	$145
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)Includes deduction for percentage depletion of $(24) and $(15) and mining taxes of $22 and $11, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(5) and $1, respectively.
(4)Includes valuation allowance of $(2) and $28, respectively.
(5)Includes mining taxes net of associated federal benefit of $32 and $28, and valuation allowance of $(148) and $—, respectively.
(6)Includes mining taxes net of associated federal benefit of $1 and $2, valuation allowance of $17 and $4, and expense related to prior year tax disputes of $28 and $—, respectively.
(7)Includes mining tax net of associated benefit of $1 and $(1), valuation allowance of $9 and $(4), uncertain tax position reserve adjustment of $(5) and $8, and tax impacts from the exposure to fluctuations in foreign currency of $(7) and $15, respectively.
(8)Includes mining tax net of associated federal benefit of $3 and $10, valuation allowance of $(4) and $2, uncertain tax position reserve adjustment of $(5) and $—, and tax impact from the exposure to fluctuations in foreign currency of $(146) and $(29), respectively.
(9)Includes valuation allowance of $— and $(13), tax impacts from the exposure to fluctuations in foreign currency of $(31) and $5, respectively.
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
On March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions such as the accelerated recoverability of alternative minimum tax credits and relaxing limitations on the deductibility of interest and on the use of net operating losses. The Company has analyzed this legislation and has determined that it has no effect on the income tax expense. However, due to the provision accelerating the recoverability of alternative minimum tax credits, the Company expects to receive a refund of all outstanding alternative minimum tax credits by the end of the calendar year and has now reflected these amounts as an income taxes receivable included in Other current assets as of June 30, 2020.
In addition to the FFCR and CARES Acts, governments in various jurisdictions in which the Company operates, passed legislation in response to the COVID-19 pandemic. The Company has evaluated these provisions and determined there is no impact on the income tax expense.
Equity income (loss) of affiliates was $29 and $66 during the three and six months ended June 30, 2020, respectively, and was $26 and $21 during the three and six months ended June 30, 2019, respectively. The year to date increase is primarily due to income of $83 from the Pueblo Viejo mine, which was acquired as part of the Newmont Goldcorp transaction. For the three and six months ended June 30, 2020, earnings before income taxes and depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $82 and $183, respectively, and was $74 and $74 during the three and six months ended June 30, 2019, respectively. Pueblo Viejo EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For additional information regarding our Equity income (loss) of affiliates, see Note 12.
Net income (loss) from discontinued operations was $(68) and $(83) for the three and six months ended June 30, 2020, respectively. The change is primarily due to an increase in the Holt royalty obligation resulting from an increase in the expected gold price and a decrease in the discount rate, partially offset by a deferral of planned production as the Holt operations were placed in care and maintenance by the operator. Net income (loss) from discontinued operations was $(26) and $(52) for the three and six months ended June 30, 2019, respectively. The change is primarily due to an increase in the Holt royalty obligation resulting from a decrease in the discount rate and an increase in the expected production and gold price.
For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.
Net loss (income) attributable to noncontrolling interests from continuing operations was $3 and $5 during the three and six months ended June 30, 2020, respectively, and was $25 and $57 during the three and six months ended June 30, 2019, respectively. The change is due to net losses at Yanacocha in the current year compared to net income in the prior year.
Results of Consolidated Operations
Newmont has developed gold equivalent ounces (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2020 GEO Price	$1,200	$2.75	$16.00	$0.95	$1.20
2019 GEO Price	$1,200	$2.75	$15.00	$0.90	$1.05
In response to the COVID-19 pandemic, we safely placed the Musselwhite, Éléonore, Yanacocha and Cerro Negro mine sites temporarily into care and maintenance during March 2020 and we safely ramped down operations at Peñasquito in April 2020. Operations at all five mine sites resumed in the second quarter of 2020 and activity was in various stages of ramping up as of June 30, 2020. For the three and six months ended June 30, 2020, we recognized $125 and $145 of cash and $70 and $77 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively.
During this period, our other mines continued to operate and have implemented heightened levels of health screening including, but not limited to, canceling non-essential travel, establishing temperature and questionnaire screening at entry points to sites, establishing flexible and remote working plans for employees, establishing screening for fly-in-fly-out employees prior to their departures from their home communities, mandatory self-quarantine for anyone who has travelled internationally or has any flu-like symptoms and implementing “social distancing” requirements. For the three and six months ended June 30, 2020, we incurred $33 and $35, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, as a result of these and other actions taken to protect our employees and operations, and to support the local communities in which we operate.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	232	251	$735	$1,031	$444	$380	$1,162	$1,383
South America	194	360	781	651	414	272	1,233	827
Australia	294	359	719	724	182	175	907	890
Africa	193	277	696	602	338	316	877	810
Nevada	326	365	797	803	451	264	979	1,002
Total/Weighted-Average (4)	1,239	1,612	$748	$759	$367	$278	$1,097	$1,016
Attributable to Newmont	1,181	1,512

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	108	53	$505	$1,952	$343	$623	$960	$2,536
Australia (6)	30	40	874	807	155	155	1,068	957
Nevada (7)	—	18	—	871	—	285	—	1,037
Total/Weighted-Average	138	111	$555	$1,308	$318	$379	$974	$1,646

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	74	75

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	608	332	$811	$1,002	$393	$364	$1,105	$1,302
South America	521	652	796	618	370	232	1,087	780
Australia	552	699	724	740	183	161	927	894
Africa	379	508	715	598	325	308	902	794
Nevada	655	758	765	785	423	261	953	976
Total/Weighted-Average (4)	2,715	2,949	$766	$733	$346	$254	$1,061	$967
Attributable to Newmont	2,565	2,742

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	418	53	$551	$1,952	$304	$623	$888	$2,536
Australia (6)	59	71	843	852	154	161	1,051	997
Nevada (7)	—	35	—	810	—	263	—	959
Total/Weighted-Average	477	159	$583	$1,146	$287	$313	$906	$1,413

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	169	75
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended June 30, 2020, Depreciation and amortization includes $49 and $21 in care and maintenance costs at North America and South America, respectively. For the six months ended June 30, 2020, Depreciation and amortization includes $51 and $26 in care and maintenance costs at North America and South America, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended June 30, 2020, All-in sustaining costs includes $78 and $47 in care and maintenance costs recorded in Care and maintenance at North America and South America, respectively. For the six months ended June 30, 2020, All-in sustaining costs includes $87 and $58 in care and maintenance costs recorded in Care and maintenance at North America and South America, respectively.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended June 30, 2020, the Peñasquito mine in North America produced 3,554 thousand ounces of silver, 22 million pounds of lead and 43 million pounds of zinc. For the three months ended June 30, 2019, the Peñasquito mine in North America produced 1,743 thousand ounces of silver, 12 million pounds of lead and 25 million pounds of zinc. For the six months ended June 30, 2020, the Peñasquito mine in North

America produced 13,051 thousand ounces of silver, 84 million pounds of lead and 178 million pounds of zinc. For the six months ended June 30, 2019, the Peñasquito mine in North America produced 1,743 thousand ounces of silver, 12 million pounds of lead and 25 million pounds of zinc. The Peñasquito mine in North America was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
(6)For the three months ended June 30, 2020 and 2019, the Boddington mine in Australia produced 13 million and 18 million pounds of copper, respectively. For the six months ended June 30, 2020 and 2019, the Boddington mine in Australia produced 26 million and 31 million pounds of copper, respectively.
(7)For the three months and six months ended June 30, 2019, the Phoenix mine in Nevada produced 8 million and 15 million pounds of copper, respectively. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
(8)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended June 30, 2020 compared to 2019
Consolidated gold production decreased 23% primarily due to Yanacocha and Cerro Negro operations in South America and Éléonore operations in North America being placed into care and maintenance and lower ore grade mined at Ahafo and Akyem in Africa, in addition to the sale of Red Lake in North America and Kalgoorlie in Australia, partially offset by higher production at Peñasquito in North America due to the blockade in 2019, higher ore grade mined at Porcupine in North America, in addition to higher mill throughput and higher grade mined at Tanami in Australia. In response to the COVID-19 pandemic and in an effort to protect our workforce and nearby communities, operations at Musselwhite, Éléonore, Peñasquito, Cerro Negro and Yanacocha were temporarily in care and maintenance for a portion of the second quarter of 2020. Operations at all five mine sites resumed in the second quarter of 2020 and activity was in various stages of ramping up as of June 30, 2020.
Consolidated gold equivalent ounces – other metals production increased 24% primarily due to the impact of the blockade in 2019 at Peñasquito in North America, partially offset by the classification of copper as a by-product at Phoenix following the formation of NGM, in addition to lower ore grade milled and lower throughput at Boddington.
Costs applicable to sales per consolidated gold ounce decreased 1% primarily due to lower stockpile and leach pad inventory adjustments, partially offset by lower ounces sold. Costs applicable to sales per consolidated gold equivalent ounce – other metals decreased 58% primarily due to higher gold equivalent ounces – other metals sold at Peñasquito in North America, partially offset by higher mill maintenance costs at Boddington in Australia, in addition to the classification of copper as a by-product at Phoenix in Nevada following the formation of NGM.
Depreciation and amortization per consolidated gold ounce increased 32% primarily due to care and maintenance costs this year, higher amortization rates from the formation of NGM and Borden and Quecher Main achieving commercial production in the fourth quarter of 2019. Included in Depreciation and amortization is $70 relating to care and maintenance costs. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 16% primarily due to higher gold equivalent ounces - other metals sold, partially offset by care and maintenance costs at Peñasquito in North America.
All-in sustaining costs per consolidated gold ounce increased 8% primarily due to care and maintenance costs, partially offset by lower sustaining capital spend. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 41% primarily due to lower costs applicable to sales per gold equivalent ounce – other metals.
Six months ended June 30, 2020 compared to 2019
Consolidated gold production decreased 8% primarily due to Yanacocha and Cerro Negro operations in South America, and Éléonore operations in North America being placed into care and maintenance and lower ore grade mined at Ahafo and Akyem in Africa, in addition to the sale of Kalgoorlie, partially offset by six months of operations at Éléonore, Porcupine and Peñasquito in North America and Cerro Negro in South America as compared to three months in 2019. In response to the COVID-19 pandemic, Musselwhite, Éléonore, Yanacocha and Cerro Negro operations were temporarily placed into care and maintenance in March 2020 and Peñasquito in April 2020. During this period, our remaining sites continued to operate. Operations at all five mine sites resumed in the second quarter of 2020 and activity was in various stages of ramping up as of June 30, 2020.
Consolidated gold equivalent ounces – other metals production increased 200% primarily due to six months of operations in 2020 at Peñasquito in North America as compared to three months in 2019 and the impact of the blockade in 2019, partially offset by the classification of copper as a by-product at Phoenix following the formation of NGM and lower ore grade milled at Boddington in Australia.
Costs applicable to sales per consolidated gold ounce increased 5% primarily due to lower ounces sold, lower ore grade mined and higher strip ratio at Yanacocha in South America, lower ore grade mined at Ahafo in Africa, partially offset by lower stockpile and leach pad inventory adjustments. Costs applicable to sales per consolidated gold equivalent ounce – other metals decreased 49% primarily due to higher gold equivalent ounces – other metals sold and the impact of the blockade in 2019 at Peñasquito in North America, in addition to the classification of copper as a by-product at Phoenix in Nevada following the formation of NGM.
Depreciation and amortization per consolidated gold ounce increased 36% primarily due to care and maintenance costs this year, higher amortization rates from the formation of NGM and Borden and Quecher Main achieving commercial production in the fourth quarter of 2019. Included in Depreciation and amortization is $77 relating to care and maintenance costs. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 8% primarily due to higher gold equivalent ounces - other metals sold and the impact of the blockade in 2019 at Peñasquito in North America.
All-in sustaining costs per consolidated gold ounce increased 10% primarily due to care and maintenance costs and higher costs applicable to sales per gold ounce. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 36% primarily due to lower costs applicable to sales per gold equivalent ounce – other metals, partially offset by higher sustaining capital spend.
North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	60	77	$923	$927	$292	$289	$1,132	$1,144
Red Lake (5)	—	40	—	1,151	—	567	—	1,621
Musselwhite	3	3	2,841	2,093	6,911	1,434	N.M.	3,307
Porcupine	87	53	676	1,074	323	319	800	1,288
Éléonore	13	66	1,003	895	1,226	288	2,832	1,073
Peñasquito	69	12	604	1,401	435	341	949	1,775
Total/Weighted-Average (6)	232	251	$735	$1,031	$444	$380	$1,162	$1,383

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (7)	108	53	$505	$1,952	$343	$623	$960	$2,536

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	129	158	$920	$909	$295	$295	$1,087	$1,071
Red Lake (5)	38	40	1,066	1,151	44	567	1,182	1,621
Musselwhite	18	3	1,745	2,093	1,121	1,434	4,044	3,307
Porcupine	164	53	714	1,074	332	319	837	1,288
Éléonore	74	66	925	895	592	288	1,506	1,073
Peñasquito	185	12	632	1,401	362	341	852	1,775
Total/Weighted-Average (6)	608	332	$811	$1,002	$393	$364	$1,105	$1,302

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (7)	418	53	$551	$1,952	$304	$623	$888	$2,536
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended June 30, 2020, Depreciation and amortization includes $7, $14 and $28 in care and maintenance costs at Musselwhite, Éléonore and Peñasquito, respectively. For the six months ended June 30, 2020, Depreciation and amortization includes $7, $16 and $28 in care and maintenance costs at Musselwhite, Éléonore and Peñasquito, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended June 30, 2020, All-in sustaining costs includes $20, $20 and $38 in care and maintenance costs recorded in Care and maintenance at Musselwhite, Éléonore and Peñasquito, respectively. For the six months ended June 30, 2020, All-in sustaining costs includes $23, $26 and $38 in care and maintenance costs recorded in Care and maintenance at Musselwhite, Éléonore and Peñasquito, respectively.
(4)N.M. - Not meaningful
(5)The sale of the Red Lake complex to Evolution closed on March 31, 2020. Refer to Note 9 for more information on asset sales.
(6)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(7)For the three months ended June 30, 2020, Peñasquito produced 3,554 thousand ounces of silver, 22 million pounds of lead and 43 million pounds of zinc. For the three months ended June 30, 2019, Peñasquito produced 1,743 thousand ounces of silver, 12 million pounds of lead and 25 million pounds of zinc. For the six months ended June 30, 2020, Peñasquito produced 13,051 thousand ounces of silver, 84 million pounds of lead and 178 million pounds of zinc. For the six months ended June 30, 2019, Peñasquito produced 1,743 thousand ounces of silver, 12 million pounds of lead and 25 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.

Three months ended June 30, 2020 compared to 2019
CC&V, USA. Gold production decreased 22% primarily driven by timing of leach recoveries from Valley Leach Fill 2 and lower ore grades milled. Costs applicable to sales per gold ounce was in line with the prior year. Depreciation and amortization per gold ounce increased 1% primarily due to lower ounces sold, partially offset by lower leach pad inventory adjustments. All-in sustaining costs per gold ounce decreased 1% primarily due to lower sustaining capital spend.
Musselwhite, Canada. The Musselwhite operations were placed on care and maintenance on March 22, 2020 in response to the COVID-19 pandemic. Milling activities at Musselwhite began ramping-up in June 2020 and replacement of the underground conveyor system is in progress with construction activity at full capacity. We recognized $20 of cash and $7 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Musselwhite in the second quarter of 2020. Gold production was in line with the prior year as the impact of the conveyor fire in March 2019 was offset by the operations being placed on care and maintenance. Costs applicable to sales per gold ounce increased 36% primarily driven by costs associated with ramp up of operations in June 2020. Depreciation and amortization per gold ounce increased 382% primarily driven by the impact of the site being placed on care and maintenance. All-in sustaining costs per gold ounce was in line primarily driven by lower gold ounces sold and care and maintenance costs.
Porcupine, Canada. Gold production increased 64% primarily driven by higher ore grade mined from Borden, which achieved commercial production in the fourth quarter of 2019, and higher mill recovery from the lead nitrate circuit. Costs applicable to sales per gold ounce decreased 37% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce increased 1% primarily driven by Borden reaching commercial production in the fourth quarter of 2019, partially offset by higher ounces sold. All-in sustaining costs per gold ounce decreased 38% primarily driven by lower costs applicable to sales per gold ounce.
Éléonore, Canada. The Éléonore operations were temporarily halted on March 23, 2020 as the operations were placed on care and maintenance due to the Quebec government’s restriction on non-essential travel in response to the COVID-19 pandemic. The Quebec government lifted restrictions on April 13, 2020 and we commenced engagement with the Cree First Nation Grand Council and the Cree Health Board to determine an acceptable path forward to protect its workforce and communities. Éléonore began ramping-up operations and milling activities resumed in May 2020. We recognized $20 of cash and $14 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Éléonore in the second quarter of 2020. Gold production decreased 80% primarily driven by the operations being placed into care and maintenance. Costs applicable to sales per gold ounce increased 12% primarily driven by lower ounces sold. Depreciation and amortization per gold ounce increased 326% primarily driven by the impact of the site being placed on care and maintenance and higher amortization rates from lower reserves. All-in sustaining costs per gold ounce increased 164% primarily driven by lower ounces sold and care and maintenance costs.
Peñasquito, Mexico. The Peñasquito operations were temporarily halted on April 12, 2020 as the mine was placed on care and maintenance due to the Mexico federal government issuing a decree mandating the temporary suspension of all non-essential activities, including mining, in response to the COVID-19 pandemic. In May 2020, production ramp-up activities began with a phased approach consistent with the Mexican government’s regulations following the designation of mining as an essential activity. Milling activities resumed in May 2020 and production commenced in June 2020. We recognized $38 of cash and $28 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Peñasquito in the second quarter of 2020. Gold production increased 475% primarily driven by the community-led blockade in 2019, partially offset by the operations being placed into care and maintenance in the second quarter of 2020. Gold equivalent ounces – other metals production increased 104% primarily driven by the community-led blockade in 2019, partially offset by the operations being placed into care and maintenance in the second quarter of 2020. Costs applicable to sales per gold ounce decreased 57% primarily driven by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals decreased 74% primarily driven by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce increased 28% primarily driven by the impact of the site being placed on care and maintenance, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 45% primarily driven by higher gold equivalent ounces - other metals sold, partially offset by the impact of the site being placed on care and maintenance. All-in sustaining costs per gold ounce decreased 47% primarily driven by lower costs applicable to sales per gold ounce, partially offset by care and maintenance costs. All-in sustaining costs per gold equivalent ounce – other metals decreased 62% primarily driven by lower costs applicable to sales per gold equivalent ounce - other metals, partially offset by care and maintenance costs.
Six months ended June 30, 2020 compared to 2019
CC&V, USA. Gold production decreased 18% primarily driven by timing of leach recoveries from Valley Leach Fill 2 and lower ore grades milled. Costs applicable to sales per gold ounce increased 1% primarily due to lower ounces sold, partially offset by lower inventory adjustments. Depreciation and amortization per gold ounce was in line with the prior year. All-in sustaining costs per gold ounce increased 1% primarily due to higher costs applicable to sales per ounce.
Musselwhite, Canada. Musselwhite was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Processing activities resumed in February 2020, primarily from surface stockpiles. Underground mine development and rehabilitation of the underground conveyor following the fire in March 2019 continued during the first half of 2020; however, the ramp up of Musselwhite operations and the construction of the conveyor was temporarily halted and the operations were placed on care and maintenance on March 22, 2020 in response to the COVID-19 pandemic. Milling activities at Musselwhite began ramping-up in June 2020 and replacement of the underground conveyor system is in progress with construction activity at full capacity. We recognized $23 of cash and $7 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Musselwhite in the first half of 2020. Gold production increased 500% primarily driven by processing activities restarting in 2020 following the conveyor fire in March 2019, partially offset by the site being placed on care and maintenance. Costs applicable to sales per gold ounce decreased 17% primarily driven by higher ounces sold. Depreciation and amortization per gold ounce decreased 22% primarily driven by higher ounces sold, partially offset by the impact of the site being placed on care and maintenance. All-in sustaining costs per gold ounce increased 22% primarily driven by care and maintenance costs, partially offset by lower costs applicable to sales per gold ounce.
Porcupine, Canada. Porcupine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production increased 209% primarily driven by six months of operations in 2020 as compared to three months in 2019, in addition to Borden achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce decreased 34% primarily driven by higher ounces sold. Depreciation and amortization per gold ounce increased 4% primarily driven by Borden reaching commercial production in the fourth quarter of 2019, partially offset by higher ounces sold. All-in sustaining costs per gold ounce decreased 35% primarily driven by lower costs applicable to sales per gold ounce.
Éléonore, Canada. Éléonore was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. On March 23, 2020, the Éléonore operations were temporarily halted as the operations were placed on care and maintenance due to the Quebec government’s restriction on non-essential travel in response to the COVID-19 pandemic. The Quebec government lifted restrictions on April 13, 2020 and we commenced engagement with the Cree First Nation Grand Council and the Cree Health Board to determine an acceptable path forward to protect its workforce and communities. Éléonore began ramping-up operations and milling activities resumed in May 2020. We recognized $26 of cash and $16 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Éléonore in the first half of 2020. Gold production increased 12% primarily driven by six months of operations in 2020 as compared to three months in 2019, partially offset by the operations being placed into care and maintenance. Costs applicable to sales per gold ounce increased 3% primarily driven by lower ore grade mined. Depreciation and amortization per gold ounce increased 106% primarily driven by the impact of the site being placed on care and maintenance and higher amortization rates from lower reserves. All-in sustaining costs per gold ounce increased 40% primarily driven by care and maintenance costs.
Peñasquito, Mexico. Peñasquito was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. The Peñasquito operations were temporarily halted on April 12, 2020 as the mine was placed on care and maintenance due to the Mexico federal government issuing a decree mandating the temporary suspension of all non-essential activities, including mining, in response to the COVID-19 pandemic. On May 18, 2020, production ramp-up activities began with a phased approach consistent with the Mexican government’s regulations following the designation of mining as an essential activity. Milling activities resumed in May 2020 and production commenced in June 2020, prior to which, the site implemented required hygiene protocols and mobilized key operations and maintenance teams for training. We recognized $38 of cash and $28 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Peñasquito in the first half of 2020. Gold production increased 1442% primarily driven by six months of operations in 2020 as compared to three months in 2019, the impact of the blockade in 2019, partially offset by the site being placed on care and maintenance in the second quarter of 2020. Gold equivalent ounces – other metals production increased 689% primarily driven by six months of operations in 2020 as compared to three months in 2019, the impact of the blockade in 2019, partially offset by the site being placed on care and maintenance in the second quarter of 2020. Costs applicable to sales per gold ounce decreased 55% primarily driven by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals decreased 72% primarily driven by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce increased 6% primarily driven by the impact of the site being placed on care and maintenance in the second quarter of 2020, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 51% primarily driven by higher gold equivalent - other metals sold, partially offset by the site being placed on care and maintenance in the second quarter of 2020. All-in sustaining costs per gold ounce decreased 52% primarily driven by lower costs applicable to sales per gold ounce, partially offset by care and maintenance costs and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 65% primarily driven by lower costs applicable to sales per gold equivalent ounce - other metals, partially offset by care and maintenance costs and higher sustaining capital spend.

South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	68	139	$906	$734	$413	$193	$1,484	$955
Merian	100	126	720	577	225	180	833	696
Cerro Negro	26	95	699	631	976	463	1,838	802
Total / Weighted Average (4)	194	360	$781	$651	$414	$272	$1,233	$827
Yanacocha (48.65%)	(33)	(69)
Merian (25.00%)	(25)	(31)
Attributable to Newmont	136	260

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	74	75

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	190	283	$1,013	$705	$387	$186	$1,372	$903
Merian	233	274	664	526	204	168	762	631
Cerro Negro	98	95	699	631	669	463	1,234	802
Total / Weighted Average (4)	521	652	$796	$618	$370	$232	$1,087	$780
Yanacocha (48.65%)	(92)	(139)
Merian (25.00%)	(58)	(68)
Attributable to Newmont	371	445

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	169	75

___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended June 30, 2020, Depreciation and amortization includes $5 and $16 in care and maintenance costs at Yanacocha and Cerro Negro, respectively. For the six months ended June 30, 2020, Depreciation and amortization includes $7 and $19 in care and maintenance costs at Yanacocha and Cerro Negro, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended June 30, 2020, All-in sustaining costs includes $21, $25 and $1 in care and maintenance costs recorded in Care and maintenance at Yanacocha, Cerro Negro and Other South America, respectively. For the six months ended June 30, 2020, All-in sustaining costs includes $25, $32 and $1 in care and maintenance costs recorded in Care and maintenance at Yanacocha, Cerro Negro and Other South America, respectively.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended June 30, 2020 compared to 2019
Yanacocha, Peru. On March 16, 2020 the Yanacocha operations were temporarily halted as the operations were placed on care and maintenance due to government travel restrictions in-country in response to the COVID-19 pandemic. While in care and maintenance, limited personnel remained on-site to perform essential work, including security, water treatment, environmental protection and gold production continued from leach pads. In May 2020, milling operations resumed following the confirmation that the Peru Economic reactivation plan allowed surface mining. We recognized $21 of cash and $5 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Yanacocha in the second quarter of 2020. During the second quarter of 2020, gold production decreased 51% primarily due to the site being placed on care and maintenance, lower leach production and lower ore grade milled as a result of lower ore grade mined. Costs applicable to sales per gold ounce increased 23% primarily due to lower ore grade mined, higher strip ratio and higher gold-price driven royalties, partially offset by lower leach pad inventory adjustments. Depreciation and amortization per gold ounce increased 114% primarily due to higher amortization rates as a result of Quecher Main achieving commercial production in the fourth quarter of 2019 and the impact of the site being placed on care and maintenance, partially offset by lower leach pad inventory adjustments. All-in sustaining costs per gold ounce increased 55% primarily due to care and maintenance costs and higher costs applicable to sales per gold ounce.
Merian, Suriname. Gold production decreased 21% primarily due to lower ore grade milled as a result of lower ore grade mined, lower mill throughput and lower recovery. Costs applicable to sales per gold ounce increased 25% primarily due to lower ore grade mined and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 25% due to lower gold ounces sold and higher amortization rates from asset additions. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. On March 20, 2020 the Cerro Negro operations were temporarily halted as the operations were placed on care and maintenance due to Argentina suspending all domestic flights and mass transportation in response to the COVID-19 pandemic. Essential activities to maintain infrastructure, continue environmental management, provide security and perform ground control requirements continued while the operations were in care and maintenance. In early May, the operations began implementing a safe restart plan, remobilizing its workforce and limited milling activities resumed. We recognized $25 of cash and $16 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Cerro Negro in the second quarter of 2020. Gold production decreased 73% primarily driven by the operations being placed into care and maintenance. Costs applicable to sales per gold ounce increased 11% primarily driven by lower ounces sold and lower by-product credits. Depreciation and amortization per gold ounce increased 111% primarily driven by the impact of the site being placed on care and maintenance. All-in sustaining costs per gold ounce increased 129% primarily driven by care and maintenance costs.
Pueblo Viejo, Dominican Republic. Gold production decreased 1% primarily driven by lower ore grade milled. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Six months ended June 30, 2020 compared to 2019
Yanacocha, Peru. On March 16, 2020 the Yanacocha operations were temporarily halted as the operations were placed on care and maintenance due to government travel restrictions in-country in response to the COVID-19 pandemic. While in care and maintenance, limited personnel remained on-site to perform essential work, including security, water treatment, environmental protection and gold production continued from leach pads. In May 2020, milling operations resumed following the confirmation that the Peru Economic reactivation plan allowed surface mining. We recognized $25 of cash and $7 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Yanacocha in the first half of 2020. Gold production decreased 33% primarily due to lower ore grade milled as a result of lower ore grade mined, in addition to the site being placed on care and maintenance, partially offset by higher leach production as a result of Quecher Main reaching commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce increased 44% primarily due to lower ore grade mined, higher strip ratio, higher gold-price driven royalties and higher leach pad inventory adjustments. Depreciation and amortization per gold ounce increased 108% primarily due to higher amortization rates as a result of Quecher Main achieving commercial production in the fourth quarter of 2019, the impact of the site being placed on care and maintenance and higher leach pad inventory adjustments. All-in sustaining costs per gold ounce increased 52% primarily due to higher costs applicable to sales per gold ounce and care and maintenance costs.
Merian, Suriname. Gold production decreased 15% primarily due to lower ore grade milled as a result of lower ore grade mined, a lower draw-down of in-circuit inventory, lower recovery and lower mill throughput. Costs applicable to sales per gold ounce increased 26% primarily due to lower ore grade mined and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 21% due to lower gold ounces sold and higher amortization rates from asset additions. All-in sustaining costs per gold ounce increased 21% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. Cerro Negro was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. On March 20, 2020 the Cerro Negro operations were temporarily halted as the operations were placed on care and maintenance due to Argentina suspending all domestic flights and mass transportation in response to the COVID-19 pandemic. Essential activities to maintain infrastructure, continue environmental management, provide security and perform ground control requirements continued while the operations were in care and maintenance. In early May, the operations began implementing a safe restart plan, remobilizing its workforce and limited milling activities resumed. We recognized $32 of cash and $19 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Cerro Negro in the first half of 2020. Gold production increased 3% primarily driven by six months of operations in 2020 as compared to three months in 2019, partially offset by the operations being placed into care and maintenance. Costs applicable to sales per gold ounce increased 11% primarily driven by lower ore grade mined and higher maintenance costs. Depreciation and amortization per gold ounce increased 44% primarily driven by the impact of the site being placed on care and maintenance, partially offset by higher ounces sold. All-in sustaining costs per gold ounce increased 54% primarily driven by care and maintenance costs and higher costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Our equity method investment in Pueblo Viejo was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production increased 125% primarily due to six months of operations in 2020 as compared to three months in 2019. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	168	185	$893	$796	$155	$151	$1,068	$915
Tanami	126	116	499	552	199	206	672	744
Kalgoorlie (3)	—	58	—	908	—	111	—	1,035
Total/Weighted-Average (4)	294	359	$719	$724	$182	$175	$907	$890

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	30	40	$874	$807	$155	$155	$1,068	$957

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	310	340	$888	$831	$156	$154	$1,081	$944
Tanami	242	247	519	538	200	177	699	710
Kalgoorlie (3)	—	112	—	913	—	110	—	1,056
Total/Weighted-Average (4)	552	699	$724	$740	$183	$161	$927	$894

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	59	71	$843	$852	$154	$161	$1,051	$997
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)The sale of our 50% interest in Kalgoorlie was completed on January 2, 2020. Refer to Note 9 for more information on asset sales.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended March 31, 2020 and 2019, Boddington produced 13 million and 18 million pounds of copper, respectively. For the six months ended June 30, 2020 and 2019, Boddington produced 26 million and 31 million pounds of copper, respectively.
Three months ended June 30, 2020 compared to 2019
Boddington, Australia. Gold production decreased 9% primarily due to lower ore grade milled as a result of lower ore grade mined and lower mill throughput. Gold equivalent ounces – other metals production decreased 25% primarily due to lower ore grade milled as a result of lower ore grade mined and lower mill throughput. Costs applicable to sales per gold ounce increased 12% primarily due to lower gold ounces sold, higher mill maintenance costs and higher co-product allocation of costs to gold, partially offset by a favorable Australian dollar foreign currency exchange rate and no stockpile inventory adjustments. Costs applicable to sales per gold equivalent ounce – other metals increased 8% primarily due to lower gold equivalent ounces - other metals sold and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign currency exchange rate, no stockpile inventory adjustments and lower co-product allocation of costs to other metals. Depreciation and amortization per gold ounce increased 3% primarily due to lower gold ounces sold and higher co-product allocation of costs to gold, partially offset by no stockpile inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals was in line with the prior year. All-in sustaining costs per gold ounce increased 17% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 12% primarily driven by higher costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production increased 9% primarily due to higher mill throughput as a result of higher ore tons mined, higher ore grade milled as a result of higher ore grade mined and higher recovery. Costs applicable to sales per gold ounce decreased 10% primarily due to higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher gold-price driven royalties. Depreciation and amortization per gold ounce decreased 3% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 10% primarily due to lower costs applicable to sales per gold ounce.

Six months ended June 30, 2020 compared to 2019
Boddington, Australia. Gold production decreased 9% primarily due to lower ore grade milled as a result of lower ore grade mined. Gold equivalent ounces – other metals production decreased 17% primarily due to lower ore grade milled as a result of lower ore grade mined. Costs applicable to sales per gold ounce increased 7% primarily due to lower gold ounces sold, higher mill maintenance costs and higher co-product allocation of costs to gold, partially offset by a favorable Australian dollar foreign currency exchange rate and no stockpile inventory adjustments. Costs applicable to sales per gold equivalent ounce – other metals decreased 1% primarily due to a favorable Australian dollar foreign currency exchange rate, no stockpile inventory adjustments and lower co-product allocation of costs to other metals, partially offset by lower gold equivalent ounces - other metals sold and higher mill maintenance costs. Depreciation and amortization per gold ounce increased 1% primarily due to lower gold ounces sold, partially offset by no stockpile inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals decreased 4% primarily due to lower co-product allocation of costs to other metals and no stockpile inventory adjustments, partially offset by lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 5% primarily due to higher sustaining capital spend.
Tanami, Australia. Gold production decreased 2% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher mill throughput as a result of higher ore tons mined. Costs applicable to sales per gold ounce decreased 4% primarily due to a favorable Australian dollar foreign currency exchange rate and lower power costs, partially offset by lower gold ounces sold and higher gold-price driven royalties. Depreciation and amortization per gold ounce increased 13% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in March 2019 coupled with lower gold ounces sold. All-in sustaining costs per gold ounce decreased 2% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	101	159	$790	$611	$346	$248	$1,008	$850
Akyem	92	118	588	589	327	407	713	734
Total / Weighted Average (3)	193	277	$696	$602	$338	$316	$877	$810

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	203	296	$816	$623	$324	$251	$1,030	$824
Akyem	176	212	600	564	325	385	738	731
Total / Weighted Average (3)	379	508	$715	$598	$325	$308	$902	$794
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended June 30, 2020 compared to 2019
Ahafo, Ghana. Gold production decreased 36% primarily due to lower ore grade milled as a result of lower ore grade mined from the Subika pit, partially offset by higher throughput due to the Ahafo Mill Expansion project achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce increased 29% primarily due to lower ore grade mined, higher strip ratio, higher mill maintenance costs and higher gold price-related royalties. Depreciation and amortization per gold ounce increased 40% primarily due to higher amortization from the Ahafo Mill Expansion, which achieved commercial production in the fourth quarter of 2019, and lower ounces sold. All-in sustaining costs per gold ounce increased 19% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Akyem, Ghana. Gold production decreased 22% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce was in line with the prior year. Depreciation and amortization per gold ounce decreased 20% primarily due to lower amortization rates due to a longer reserve life and no stockpile inventory adjustment, partially offset by lower ounces sold. All-in sustaining costs per gold ounce decreased 3% primarily due to lower reclamation and sustaining capital costs.

Six months ended June 30, 2020 compared to 2019
Ahafo, Ghana. Gold production decreased 31% primarily due to lower ore grade milled as a result of lower ore grade mined from the Subika pit, partially offset by higher throughput due to the Ahafo Mill Expansion project achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce increased 31% primarily due to lower ore grade mined, higher strip ratio, higher mill maintenance costs and higher gold price-related royalties. Depreciation and amortization per gold ounce increased 29% primarily due to higher amortization from the Ahafo Mill Expansion, which achieved commercial production in the fourth quarter of 2019, and lower ounces sold. All-in sustaining costs per gold ounce increased 25% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Akyem, Ghana. Gold production decreased 17% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 6% primarily due to lower ounces sold and higher gold price-related royalties, partially offset by no stockpile inventory adjustment. Depreciation and amortization per gold ounce decreased 16% primarily due to lower amortization rates due to a longer reserve life and no stockpile inventory adjustment, partially offset by lower ounces sold. All-in sustaining costs per gold ounce increased 1% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower reclamation and sustaining capital spend.
Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	326	—	$797	$—	$451	$—	$979	$—
Carlin	—	186	—	901	—	267	—	1,138
Phoenix	—	47	—	1,016	—	292	—	1,211
Twin Creeks	—	88	—	694	—	187	—	850
Long Canyon	—	44	—	349	—	356	—	402
Total/Weighted-Average (3)	326	365	$797	$803	$451	$264	$979	$1,002

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Phoenix (4)	—	18	$—	$871	$—	$285	$—	$1,037

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	655	—	$765	$—	$423	$—	$953	$—
Carlin	—	404	—	879	—	261	—	1,082
Phoenix	—	96	—	966	—	271	—	1,144
Twin Creeks	—	162	—	677	—	182	—	855
Long Canyon	—	96	—	371	—	373	—	463
Total/Weighted-Average (3)	655	758	$765	$785	$423	$261	$953	$976

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Phoenix (4)	—	35	$—	$810	$—	$263	$—	$959
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the three months and six months ended June 30, 2019, the Phoenix mine in Nevada produced 8 million and 15 million pounds of copper, respectively. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.

Three months ended June 30, 2020 compared to 2019
Nevada Gold Mines. Attributable gold production at Nevada Gold Mines was 326,000 gold ounces in the second quarter of 2020. Efforts continued to be focused on achieving synergies and optimizing the operations. Depreciation and amortization per gold ounce reflects the fair value of assets upon the formation of NGM on July 1, 2019.
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
Six months ended June 30, 2020 compared to 2019
Nevada Gold Mines. Attributable gold production at Nevada Gold Mines was 655,000 gold ounces in the first half of 2020. Efforts continued to be focused on achieving synergies and optimizing the operations. Depreciation and amortization per gold ounce reflects the fair value of assets upon the formation of NGM on July 1, 2019.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol and the Surinamese dollar. Approximately 39% and 33% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended June 30, 2020 and 2019, respectively, including approximately 21% denominated in the Australian dollar, 8% denominated in the Mexican peso and 7% denominated in the Canadian dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $23 per ounce during the three months ended June 30, 2020, compared to the same period in 2019, primarily in Australia. Approximately 43% and 32% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the six months ended June 30, 2020 and 2019, respectively, including approximately 18% denominated in the Australian dollar, 11% denominated in the Canadian dollar and 10% denominated in the Mexican peso in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $25 per ounce during the six months ended June 30, 2020, compared to the same period in 2019, primarily in Australia.
Our Cerro Negro mine, which was acquired as part of the Newmont Goldcorp transaction and is located in Argentina, is a U.S. dollar functional currency entity. On September 1, 2019, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, with additional controls enacted on May 29, 2020 (“currency controls”). These currency controls include conversion requirements of export proceeds to local currency, limits on exchanges to foreign currencies and the reintroduction of affidavits to verify foreign currency transactions comply with regulations. Argentina has also been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. Since the currency controls were enacted, the Company is required to convert metal sales proceeds to the Argentine Peso within five business days from receipt of cash at Cerro Negro and obtain central bank approval for any dividends or distributions to the parent company. Additionally, the Company is required to pay foreign obligations using offshore funds prior to accessing the onshore foreign exchange market. While we have balances denominated in Argentine pesos that relate to accounts payable and employee-related liabilities and tax receivables and liabilities, the majority of Cerro Negro’s activity has historically been denominated in U.S. dollars. Additionally, a component of the deferred tax liability is carried in Argentine pesos, which is impacted by fluctuations in the Argentine peso exchange rate. The currency controls have not had a significant impact on our financial statements since the date of enactment. We have been successful in distributing cash from Cerro Negro through registered intercompany debt and do not expect the currency controls to have a significant impact on our liquidity.
Our Merian mine is located in the country of Suriname, which has experienced significant swings in inflation rates for the last three years. On March 24, 2020, Suriname's central bank enacted the Act Controlling Currency Transactions and Transactions Bureaus in an effort to stabilize the local currency (the "Act"), which was subsequently halted by an interim order and deemed unconstitutional by the Surinamese court. This Act includes a provision on the repatriation of export earnings and restrictions on imports; however, Newmont and the Republic of Suriname have a Mineral Agreement in place superseding these provisions. Therefore, we do not expect there to be a current or future impact to our operations or financial statements.
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
During 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In an effort to protect the health and safety of our workforce, their families and neighboring communities in which we operate, we put five mine sites temporarily into care and maintenance during March and April 2020, while the remaining sites continued to operate. Operations at all five mine sites resumed in the second quarter of 2020 and activity was in various stages of ramping up as of June 30, 2020.
We have not had significant shipping delays for produced metals, and third-party refineries that were previously closed have since reopened. Depending on the duration and extent of the impact of the COVID-19 pandemic, additional sites could be placed into care and maintenance; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of June 30, 2020, our available liquidity totals $6,736, consisting of our cash and cash equivalents of $3,808 and borrowing capacity of $2,928 available under our unsecured revolving credit facility, which we believe allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
In December 2019, our Board of Directors authorized a stock repurchase program for up to $1 billion of common stock to be repurchased in the next 12 months. Through June 30, 2020, we have executed trades totaling $800 of common stock repurchases, of which $321 were settled as of June 30, 2020 and $479 were settled as of December 31, 2019. In January 2020, we announced a plan to increase our quarterly dividend from $0.14 per share to $0.25 per share. In April 2020, the Board approved and declared the first quarter dividend of $0.25, for a total of $201 paid in the second quarter of 2020. In July 2020, the Board approved and declared the second quarter dividend of $0.25. The Company’s management and board of directors continue to monitor Newmont’s future quarterly dividends and timing of future share buybacks as it monitors the ongoing evolution of the COVID-19 pandemic.
At June 30, 2020, the Company had $3,808 in Cash and cash equivalents, of which $1,170 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At June 30, 2020, $425 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At June 30, 2020, $1,017 in consolidated cash and cash equivalents ($600 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At June 30, 2020, our borrowing capacity on our revolving credit facility was $2,928 and we had no borrowings outstanding under the revolving credit facility. We do not expect any limitations on our ability to access our revolving credit facility as a result of the COVID-19 pandemic. We continue to remain compliant with covenants and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.

Our financial position was as follows:

	At June 30, 2020	At December 31, 2019
Debt	$6,030	$6,138
Lease and other financing obligations	648	696
Less: Cash and cash equivalents	(3,808)	$(2,243)
Net debt	$2,870	$4,591
Borrowing capacity on revolving credit facility	$2,928	$2,940
Total liquidity (1)	$6,736	$5,183
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.
Cash Flows
Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities of continuing operations	$1,607	$875
Net cash provided by (used in) operating activities of discontinued operations	(7)	(5)
Net cash provided by (used in) operating activities	$1,600	$870

Net cash provided by (used in) investing activities	$839	$(379)

Net cash provided by (used in) financing activities	$(877)	$(2,036)
Net cash provided by (used in) operating activities of continuing operations was $1,607 during the six months ended June 30, 2020, an increase of $732 from the six months ended June 30, 2019, primarily due to a higher average realized gold price and an increase in collections on receivable balances, partially offset by lower sales volume due to five sites being temporarily placed into care and maintenance for a portion of the quarter in addition to the sales of the Kalgoorlie and Red Lake operations during 2020.
Net cash provided by (used in) investing activities was $839 during the six months ended June 30, 2020, an increase in cash provided of $1,218 from the six months ended June 30, 2019, primarily due to the sale of the Kalgoorlie and Red Lake operations, the sale of our investment in Continental Gold and lower Purchases of investments in 2020, partially offset by net cash and cash equivalents acquired in the Newmont Goldcorp transaction in 2019 and lower Return of investment from equity method investees related to Pueblo Viejo in 2020.
Net cash provided by (used in) financing activities was $(877) during the six months ended June 30, 2020, a decrease in cash used of $1,159 from the six months ended June 30, 2019, primarily due to the issuance of 2.25% 2030 Senior Notes in 2020, the 2019 payment of a one-time special dividend related to the Newmont Goldcorp transaction, lower debt payments in 2020 and cash received for Newmont stock options exercised in 2020, partially offset by 2020 repurchases of common stock under the share buyback plan.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations, where these projects will enhance production or reserves, are considered non-sustaining or development capital. In addition, with the successful consummation of the Newmont Goldcorp transaction, the Company is focused on reprioritization of development projects in its pipeline to ensure that it executes on its capital priorities and provides long-term value to shareholders. The Company’s decision to reprioritize or abandon a development project could result in a future impairment charge.

For the six months ended June 30, 2020 and 2019, we had Additions to property, plant and mine development as follows:

	2020			2019
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$30	$101	$131	$33	$74	$107
South America	43	41	84	79	50	129
Australia	37	92	129	25	81	106
Africa	24	47	71	57	61	118
Nevada	36	90	126	9	110	119
Corporate and other	2	21	23	15	1	16
Accrual basis	$172	$392	$564	$218	$377	$595
Decrease (increase) in non-cash adjustments			44			10
Cash basis			$608			$605
For the six months ended June 30, 2020, development projects included Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez in Nevada. For the six months ended June 30, 2019, development projects included Borden and Musselwhite Materials Handling in North America; Quecher Main and Yanacocha Sulfides projects in South America; Tanami Expansion 2 project in Australia; Ahafo North, Subika Underground, and the Ahafo Mill Expansion in Africa; and Turquoise Ridge joint venture 3rd shaft in Nevada.
For the six months ended June 30, 2020 and 2019, sustaining capital included the following:
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
Debt
Debt and Corporate Revolving Credit Facilities
There were no material changes to our debt and corporate revolving credit facilities since December 31, 2019, except as noted in Note 22 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2019, for information regarding our debt and corporate revolving credit facilities.
Debt Covenants
There were no material changes to our debt covenants, except as noted in Note 22 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2019, for information regarding our debt covenants.
At June 30, 2020, we were in compliance with all existing debt covenants and provisions related to potential defaults.
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

These guarantees are full and unconditional, and no other of our subsidiaries guarantees any security issued and outstanding. There are no restrictions on the ability of Newmont, as issuer, or Newmont USA, as guarantor (collectively, the “Obligor Group”), to obtain funds from its subsidiaries by dividend, loan or otherwise. Additionally, the cash provided by operations of the Obligor Group and all of its subsidiaries is available to satisfy debt repayments as they become due, except to the extent of any rights of noncontrolling interests. Net assets attributable to noncontrolling interests were $924 and $950 at June 30, 2020 and December 31, 2019, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at June 30, 2020 and December 31, 2019.

	Obligor Group		Newmont USA
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Current intercompany assets	$10,536	$11,407	$4,050	$3,669
Non-current intercompany assets	$2,207	$2,286	$396	$472
Current intercompany liabilities	$7,945	$9,167	$1,821	$1,814
Current external debt	$474	$—	$—	$—
Non-current external debt	$5,379	$5,815	$—	$—
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
At June 30, 2020, Newmont USA had approximately $5,853 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at June 30, 2020, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At June 30, 2020, (i) Newmont’s total consolidated indebtedness was approximately $6,678, none of which was secured (other than $648 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $6,284 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on Newmont’s debt subject to the subsidiary guarantees, see Note 22 to our Condensed Consolidated Financial Statements.

Contractual Obligations

There have been no material changes in our contractual obligations since December 31, 2019, except as noted in Note 22 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2019 for information regarding our contractual obligations.
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
For more information on the Company’s reclamation and remediation liabilities, see Notes 6 and 26 to the Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Newmont stockholders	$344	$(25)	$1,166	$62
Net income (loss) attributable to noncontrolling interests	3	25	5	57
Net (income) loss from discontinued operations (1)	68	26	83	52
Equity loss (income) of affiliates	(29)	(26)	(66)	(21)
Income and mining tax expense (benefit)	164	20	141	145
Depreciation and amortization	528	487	1,093	799
Interest expense, net	78	82	160	140
EBITDA	$1,156	$589	$2,582	$1,234
Adjustments:
(Gain) loss on asset and investment sales (2)	$1	$(32)	$(592)	$(33)
Change in fair value of investments (3)	(227)	(35)	(134)	(56)
Impairment of investments (4)	—	—	93	1
Loss on debt extinguishment (5)	3	—	77	—
COVID-19 specific costs (6)	33	—	35	—
Goldcorp transaction and integration costs (7)	7	114	23	159
Restructuring and other (8)	6	—	13	5
Impairment of long-lived assets (9)	5	—	5	1
Reclamation and remediation charges (10)	—	32	—	32
Nevada JV transaction and integration costs (11)	—	11	—	23
Adjusted EBITDA (12)	$984	$679	$2,102	$1,366
____________________________
(1)For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.
(2)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents a $493 gain on the sale of Kalgoorlie in January 2020, a $91 gain on the sale of Continental and a $9 gain on the sale of Red Lake in March 2020 and represents a gain on the sale of exploration land in 2019. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
(3)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 19 to our Condensed Consolidated Financial Statements.
(4)Impairment of investments, included in Other income, net, primarily represents the other-than-temporary impairment of the TMAC investment recorded in March 2020.
(5)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during March and April 2020.
(6)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic.
(7)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019 as well as subsequent integration costs.
(8)Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements of $4, $—, $11 and $5, respectively. Restructuring and other, included in Other income, net, primarily represents pension settlements of $2, $—, $2 and $—, respectively.
(9)Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(10)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations in 2019.
(11)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(12)Adjusted EBITDA has not been adjusted for $125 and $145 of cash care and maintenance costs, included in Care and maintenance, which primarily represent costs incurred associated with our Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the three and six months ended June 30, 2020, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity income (loss) of affiliates	$29	$26	$66	$21
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	6	—	17	5
Equity income (loss) of affiliates, Pueblo Viejo (1)	35	26	83	26
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	29	24	66	24
Depreciation and amortization	18	24	34	24
Pueblo Viejo EBITDA	$82	$74	$183	$74
____________________________
(1)See Note 12 to the Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$344	$0.43	$0.43	$1,166	$1.45	$1.45
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	68	0.08	0.08	83	0.10	0.10
Net income (loss) attributable to Newmont stockholders from continuing operations	412	0.51	0.51	1,249	1.55	1.55
(Gain) loss on asset and investment sales (3)	1	—	—	(592)	(0.73)	(0.73)
Change in fair value of investments (4)	(227)	(0.28)	(0.28)	(134)	(0.17)	(0.17)
Impairment of investments (5)	—	—	—	93	0.11	0.11
Loss on debt extinguishment (6)	3	—	—	77	0.09	0.09
COVID-19 specific costs (7)	33	0.04	0.04	35	0.04	0.04
Goldcorp transaction and integration costs (8)	7	0.01	0.01	23	0.03	0.03
Restructuring and other, net (9)	5	0.01	0.01	12	0.01	0.01
Impairment of long-lived assets (10)	5	0.01	0.01	5	0.01	0.01
Tax effect of adjustments (11)	32	0.04	0.03	125	0.17	0.17
Valuation allowance and other tax adjustments, net (12)	(10)	(0.01)	(0.01)	(306)	(0.38)	(0.38)
Adjusted net income (loss) (13)	$261	$0.33	$0.32	$587	$0.73	$0.73

Weighted average common shares (millions): (14)		803	805		805	806
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents a $493 gain on the sale of Kalgoorlie in January 2020, a $91 gain on the sale of Continental and a $9 gain on the sale of Red Lake in March 2020. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
(4)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 19 to our Condensed Consolidated Financial Statements.
(5)Impairment of investments, included in Other income, net, primarily represents the other-than-temporary impairment of the TMAC investment recorded in March 2020.
(6)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during March and April 2020.
(7)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic.

(8)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019 as well as subsequent integration costs.
(9)Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements of $4 and $11, respectively. Restructuring and other, included in Other income, net, primarily represents pension settlements of $2 and $2, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1) and $(1), respectively.
(10)Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2020 is due to a net increase or (decrease) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $(11) and $(120), respectively, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(8) and $(187), respectively, changes to the reserve for uncertain tax positions of $15 and $(9), respectively, and other tax adjustments of $1 and $32, respectively. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(7) and $(22), respectively.
(13)Adjusted net income (loss) has not been adjusted for $115 and $133 of cash and $68 and $74 of non-cash care and maintenance costs, included in Care and maintenance and Depreciation and amortization, respectively, which primarily represent costs associated with our Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the three and six months ended June 30, 2020, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $10, $12, $2 and $3, respectively.
(14)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$(25)	$(0.03)	$(0.03)	$62	$0.10	$0.10
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	26	0.03	0.03	52	0.08	0.08
Net income (loss) attributable to Newmont stockholders from continuing operations	1	—	—	114	0.18	0.18
Goldcorp transaction and integration costs (3)	114	0.14	0.14	159	0.24	0.24
Change in fair value of investments (4)	(35)	(0.05)	(0.05)	(56)	(0.09)	(0.09)
Reclamation and remediation charges (5)	32	0.04	0.04	32	0.05	0.05
Loss (gain) on asset and investment sales, net (6)	(30)	(0.04)	(0.04)	(31)	(0.05)	(0.05)
Nevada JV transaction and integration costs (7)	11	0.02	0.02	23	0.05	0.05
Restructuring and other (8)	—	—	—	5	—	—
Impairment of long-lived assets (9)	—	—	—	1	—	—
Impairment of investments (10)	—	—	—	1	—	—
Tax effect of adjustments (11)	(5)	—	—	(13)	(0.02)	(0.02)
Valuation allowance and other tax adjustments, net (12)	4	0.01	0.01	33	0.05	0.05
Adjusted net income (loss)	$92	$0.12	$0.12	$268	$0.41	$0.41

Weighted average common shares (millions): (13)		766	768		651	652
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.
(3)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction during 2019.
(4)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental. For additional information regarding our investment, see Note 19 to our Condensed Consolidated Financial Statements.
(5)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations, including adjustments related to a review of the project cost estimates at the Dawn remediation site and increased water management costs at the Con Mine.
(6)Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain on the sale of exploration property in North America in 2019. Amounts are presented net of income (loss) attributable to noncontrolling interest of $2 and $2, respectively.
(7)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(8)Restructuring and other, included in Other expense, net, primarily represents certain costs associated with severance, legal and other settlements.
(9)Impairment of long-lived assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(10)Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (10), as described above, and are calculated using the applicable regional tax rate.

(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. The adjustment is due to increases or (decreases) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $(5) and $25 respectively, and other tax adjustments of $7 and $7, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $2 and $1, respectively.
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

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$1,600	$870
Less: Net cash used in (provided by) operating activities of discontinued operations	7	5
Net cash provided by (used in) operating activities of continuing operations	1,607	875
Less: Additions to property, plant and mine development	(608)	(605)
Free Cash Flow	$999	$270

Net cash provided by (used in) investing activities (1)	$839	$(379)
Net cash provided by (used in) financing activities	$(877)	$(2,036)
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs applicable to sales (1)(2)	$940	$1,245	$2,080	$2,180
Gold sold (thousand ounces)	1,255	1,636	2,715	2,974
Costs applicable to sales per ounce (3)	$748	$759	$766	$733
____________________________
(1)Includes by-product credits of $20 and $44 during the three and six months ended June 30, 2020, respectively, and $21 and $29 during the three and six months ended June 30, 2019, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs applicable to sales (1)(2)	$118	$121	$310	$164
Gold equivalent ounces - other metals (thousand ounces) (3)	213	93	532	144
Costs applicable to sales per ounce (4)	$555	$1,308	$583	$1,146
____________________________
(1)Includes by-product credits of $1 and $1 during the three and six months ended June 30, 2020, respectively, and $2 and $2 during the three and six months ended June 30, 2019, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver $16/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020 and Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019.
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
Care and maintenance and Other expense, net. Care and maintenance includes direct operating and development capital costs incurred at the mine sites during the period that these sites were temporarily placed into care and maintenance in response to the COVID-19 pandemic. For Other expense, net we exclude certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.
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

Three Months Ended June 30, 2020	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)(11)
Gold
CC&V	$59	$2	$1	$—	$—	$—	$11	$73	64	$1,132
Musselwhite	2	—	1	—	19	—	2	24	—	N.M.
Porcupine	58	1	4	—	—	—	8	71	87	800
Éléonore	13	1	1	—	20	—	3	38	13	2,832
Peñasquito	50	1	—	—	19	7	2	79	84	949
Other North America	—	—	(2)	5	1	—	1	5	—	—
North America	182	5	5	5	59	7	27	290	248	1,162

Yanacocha	62	12	—	—	22	—	4	100	67	1,484
Merian	72	1	2	1	—	—	8	84	101	833
Cerro Negro	21	—	(2)	—	31	—	6	56	30	1,838
Other South America	—	—	—	3	1	—	—	4	—	—
South America	155	13	—	4	54	—	18	244	198	1,233

Boddington	142	3	1	—	—	2	22	170	159	1,068
Tanami	62	1	2	—	—	—	19	84	125	672
Other Australia	—	—	—	2	—	—	2	4	—	—
Australia	204	4	3	2	—	2	43	258	284	907

Ahafo	84	2	1	—	1	—	19	107	106	1,008
Akyem	55	5	1	—	1	—	5	67	94	713
Other Africa	—	—	—	1	—	—	—	1	—	—
Africa	139	7	2	1	2	—	24	175	200	877

Nevada Gold Mines	260	4	4	2	1	4	44	319	325	979
Nevada	260	4	4	2	1	4	44	319	325	979

Corporate and Other	—	—	17	58	1	—	15	91	—	—
Total Gold	$940	$33	$31	$72	$117	$13	$171	$1,377	1,255	$1,097

Gold equivalent ounces - other metals (12)
Peñasquito	$93	$2	$—	$—	$18	$37	$27	$177	185	$960
Boddington	25	1	—	—	—	1	4	31	28	1,068
Total Gold Equivalent Ounces	$118	$3	$—	$—	$18	$38	$31	$208	213	$974

Consolidated	$1,058	$36	$31	$72	$135	$51	$202	$1,585
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $21 and excludes co-product revenues of $199.
(3)Includes stockpile and leach pad inventory adjustments of $11 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $23 and $13, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $13 and $4, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $2 at CC&V, $1 at Yanacocha, $2 at Merian, $(4) at Cerro Negro, $5 at Other South America, $1 at Tanami, $4 at Other Australia, $3 at Ahafo and $7 at NGM, totaling $21 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $20 at Musselwhite, $20 at Éléonore, $38 at Peñasquito, $21 at Yanacocha, $25 at Cerro Negro and $1 at Other South America of cash care and maintenance costs associated with the sites temporarily being placed into care and maintenance in response to the COVID-19 pandemic, during the period ended June 30, 2020 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for incremental costs of responding to the COVID-19 pandemic of $33, Goldcorp transaction and integration costs of $7, impairment of long-lived assets of $5 and restructuring and other costs of $4.
(8)Includes sustaining capital expenditures of $40 for North America, $18 for South America, $45 for Australia, $24 for Africa, $44 for Nevada, and $15 for Corporate and Other, totaling $186 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $94. The following are major development projects: Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System,

Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez.
(9)Includes finance lease payments for sustaining projects of $16.
(10)Per ounce measures may not recalculate due to rounding.
(11)N.M. – Not meaningful
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver $16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.

Three Months Ended June 30, 2019	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Other Expense, Net(6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(9)
Gold
CC&V	$77	$2	$2	$—	$1	$—	$12	$94	82	$1,144
Red Lake	43	—	3	—	—	—	14	60	37	1,621
Musselwhite	12	—	3	—	—	—	4	19	6	3,307
Porcupine	63	1	2	—	—	—	10	76	59	1,288
Éléonore	75	—	2	—	—	1	12	90	84	1,073
Peñasquito	27	—	—	—	—	—	7	34	19	1,775
Other North America	—	—	1	20	—	—	3	24	—	—
North America	297	3	13	20	1	1	62	397	287	1,383

Yanacocha	100	14	2	—	5	—	8	129	135	955
Merian	71	1	1	1	—	—	12	86	124	696
Cerro Negro	63	1	2	—	1	—	13	80	100	802
Other South America	—	—	—	2	—	—	—	2	—	—
South America	234	16	5	3	6	—	33	297	359	827

Boddington	139	3	—	—	—	3	15	160	175	915
Tanami	65	1	1	—	—	—	21	88	118	744
Kalgoorlie	50	1	—	—	—	—	6	57	55	1,035
Other Australia	—	—	1	2	—	—	2	5	—	—
Australia	254	5	2	2	—	3	44	310	348	890

Ahafo	97	1	6	—	1	—	30	135	158	850
Akyem	70	9	1	—	1	—	7	88	119	734
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	167	10	7	2	2	—	37	225	277	810

Carlin	166	1	5	1	—	—	35	208	183	1,138
Phoenix	53	2	—	1	—	3	5	64	53	1,211
Twin Creeks	59	—	1	1	—	—	11	72	85	850
Long Canyon	15	—	—	1	—	—	2	18	44	402
Other Nevada	—	—	—	—	—	—	3	3	—	—
Nevada	293	3	6	4	—	3	56	365	365	1,002

Corporate and Other	—	—	15	50	3	—	—	68	—	—
Total Gold	$1,245	$37	$48	$81	$12	$7	$232	$1,662	1,636	$1,016

Gold equivalent ounces - other metals (10)
Peñasquito	$77	$—	$1	$—	$—	$3	$20	$101	40	$2,536
Boddington	29	2	—	—	—	1	2	34	35	957
Phoenix	15	2	—	—	—	1	1	19	18	1,037
Total Gold Equivalent Ounces	$121	$4	$1	$—	$—	$5	$23	$154	93	$1,646

Consolidated	$1,366	$41	$49	$81	$12	$12	$255	$1,816

____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $23 and excludes co-product revenues of $103.
(3)Includes stockpile and leach pad inventory adjustments of $7 at CC&V, $3 at Yanacocha, $12 at Boddington, $15 at Akyem and $15 at Carlin.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $24 and $17, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $12 and $37, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $2 at CC&V, $4 at Yanacocha, $1 at Merian, $2 at Cerro Negro, $11 at Other South America, $1 at Kalgoorlie, $4 at Other Australia, $5 at Ahafo, $4 at Akyem, $2 at Other Africa, $2 at Carlin, $1 at Phoenix, $2 at Twin Creeks, $7 at Long Canyon, $2 at Other Nevada and $2 at Corporate and Other, totaling $52 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for Goldcorp transaction and integration costs of $114 and Nevada JV transaction implementation costs of $11.
(7)Includes sustaining capital expenditures of $72 for North America, $33 for South America, $45 for Australia, $36 for Africa, $56 for Nevada and nil for Corporate and Other, totaling $242 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $138. The following are major development projects: Musselwhite Materials Handling, Borden, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Ahafo Mill Expansion and Turquoise Ridge joint venture 3rd shaft.
(8)Includes finance lease payments for sustaining projects of $13 and excludes finance lease payments for development projects of $13.
(9)Per ounce measures may not recalculate due to rounding.
(10)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019.

Six Months Ended June 30, 2020	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)
Gold
CC&V	$119	$3	$2	$—	$—	$—	$17	$141	129	$1,087
Red Lake	45	—	1	—	—	—	4	50	42	1,182
Musselwhite	27	1	3	—	22	—	9	62	15	4,044
Porcupine	113	2	4	—	—	—	15	134	160	837
Éléonore	74	1	3	—	26	—	17	121	80	1,506
Peñasquito	114	2	—	—	19	9	11	155	181	852
Other North America	—	—	—	8	1	—	1	10	—	—
North America	492	9	13	8	68	9	74	673	607	1,105

Yanacocha	189	29	3	—	26	—	8	255	186	1,372
Merian	153	2	3	1	—	—	17	176	231	762
Cerro Negro	72	1	1	—	38	—	16	128	103	1,234
Other South America	—	—	—	5	1	—	—	6	—	—
South America	414	32	7	6	65	—	41	565	520	1,087

Boddington	273	6	2	—	—	5	47	333	307	1,081
Tanami	127	1	4	—	—	—	39	171	245	699
Other Australia	—	—	—	6	—	—	2	8	—	—
Australia	400	7	6	6	—	5	88	512	552	927

Ahafo	165	4	1	—	2	—	36	208	202	1,030
Akyem	106	12	1	—	1	—	11	131	177	738
Other Africa	—	—	—	3	—	—	—	3	—	—
Africa	271	16	2	3	3	—	47	342	379	902

Nevada Gold Mines	503	7	10	5	6	6	90	627	657	953
Nevada	503	7	10	5	6	6	90	627	657	953

Corporate and Other	—	—	29	109	3	—	21	162	—	—
Total Gold	$2,080	$71	$67	$137	$145	$20	$361	$2,881	2,715	$1,061

Gold equivalent ounces - other metals (11)
Peñasquito	$260	$4	$1	$—	$18	$83	$53	$419	473	$888
Boddington	50	1	—	—	—	3	9	63	59	1,051
Total Gold Equivalent Ounces	$310	$5	$1	$—	$18	$86	$62	$482	532	$906

Consolidated	$2,390	$76	$68	$137	$163	$106	$423	$3,363
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $45 and excludes co-product revenues of $459.
(3)Includes stockpile and leach pad inventory adjustments of $18 at Yanacocha and $17 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $46 and $30, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $26 and $6 , respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $3 at CC&V, $1 at Porcupine, $1 at Peñasquito, $2 at Yanacocha, $3 at Merian, $13 at Other South America, $3 at Tanami, $6 at Other Australia, $8 at Ahafo, $2 at Akyem, $2 at Other Africa, $8 at NGM and $3 at Corporate and Other, totaling $55 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $23 at Musselwhite, $26 at Éléonore, $38 at Peñasquito, $25 at Yanacocha, $32 at Cerro Negro and $1 at Other South America of cash care and maintenance costs associated with the sites temporarily being placed into care and maintenance in response to the COVID-19 pandemic, during the period ended June 30, 2020 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for incremental costs of responding to the COVID-19 pandemic of $35, Goldcorp transaction and integration costs of $23, restructuring and other costs of $11 and impairment of long-lived assets of $5.

(8)Includes sustaining capital expenditures of $101 for North America, $41 for South America, $92 for Australia, $47 for Africa, $90 for Nevada, and $21 for Corporate and Other, totaling $392 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $216. The following are major development projects: Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez.
(9)Includes finance lease payments for sustaining projects of $31.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver $16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.

Six Months Ended June 30, 2019	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Other Expense, Net(6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(9)
Gold
CC&V	$143	$3	$4	$1	$2	$—	$15	$168	157	$1,071
Red Lake	43	—	3	—	—	—	14	60	37	1,621
Musselwhite	12	—	3	—	—	—	4	19	6	3,307
Porcupine	63	1	2	—	—	—	10	76	59	1,288
Éléonore	75	—	2	—	—	1	12	90	84	1,073
Peñasquito	27	—	—	—	—	—	7	34	19	1,775
Other North America	—	—	1	20	—	—	3	24	—	—
North America	363	4	15	21	2	1	65	471	362	1,302

Yanacocha	193	30	3	—	7	—	14	247	273	903
Merian	142	2	2	1	—	—	23	170	270	631
Cerro Negro	63	1	2	—	1	—	13	80	100	802
Other South America	—	—	—	5	—	—	—	5	—	—
South America	398	33	7	6	8	—	50	502	643	780

Boddington	285	6	—	—	—	7	26	324	344	944
Tanami	134	2	3	—	—	—	38	177	249	710
Kalgoorlie	100	1	—	—	—	—	15	116	109	1,056
Other Australia	—	—	1	5	1	—	3	10	—	—
Australia	519	9	4	5	1	7	82	627	702	894

Ahafo	183	2	9	—	1	—	48	243	294	824
Akyem	121	17	3	—	1	—	15	157	214	731
Other Africa	—	—	—	4	—	—	—	4	—	—
Africa	304	19	12	4	2	—	63	404	508	794

Carlin	350	3	9	3	1	—	64	430	397	1,082
Phoenix	101	3	—	1	—	5	10	120	105	1,144
Twin Creeks	110	1	3	1	—	—	23	138	162	855
Long Canyon	35	1	—	1	—	—	7	44	95	463
Other Nevada	—	—	5	—	—	—	4	9	—	—
Nevada	596	8	17	6	1	5	108	741	759	976

Corporate and Other	—	—	28	98	3	—	1	130	—	—
Total Gold	$2,180	$73	$83	$140	$17	$13	$369	$2,875	2,974	$967

Gold equivalent ounces - other metals (10)
Peñasquito	$77	$—	$1	$—	$—	$3	$20	$101	40	$2,536
Boddington	59	2	—	—	—	3	5	69	69	997
Phoenix	28	2	—	—	—	1	3	34	35	959
Total Gold Equivalent Ounces	$164	$4	$1	$—	$—	$7	$28	$204	144	$1,413

Consolidated	$2,344	$77	$84	$140	$17	$20	$397	$3,079

____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $31 and excludes co-product revenues of $167.
(3)Includes stockpile and leach pad inventory adjustments of $10 at CC&V, $10 at Yanacocha, $19 at Boddington, $20 at Akyem, $33 at Carlin, and $2 at Twin Creeks.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $39 and $38, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $24 and $40, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $3 at CC&V, $7 at Yanacocha, $1 at Merian, $2 at Cerro Negro, $20 at Other South America, $3 at Tanami, $2 at Kalgoorlie, $6 at Other Australia, $7 at Ahafo, $5 at Akyem, $3 at Other Africa, $6 at Carlin, $1 at Phoenix, $2 at Twin Creeks, $12 at Long Canyon, $2 at Other Nevada and $3 at Corporate and Other, totaling $85 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for Goldcorp transaction and integration costs of $159, Nevada JV transaction implementation costs of $23, restructuring and other costs of $5 and impairment of long-lived assets of $1.
(7)Includes sustaining capital expenditures of $74 for North America, $50 for South America, $81 for Australia, $61 for Africa, $110 for Nevada and $1 for Corporate and Other, totaling $377 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $228. The following are major development projects: Musselwhite Materials Handling, Borden, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion, Turquoise Ridge joint venture 3rd shaft.
(8)Includes finance lease payments for sustaining projects of $20 and excludes finance lease payments for development projects of $19.
(9)Per ounce measures may not recalculate due to rounding.
(10)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019.
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.
COVID-19 Assessment
In light of the COVID-19 pandemic described above we have reviewed and evaluated our long-lived assets for events or changes in circumstances that indicate that the related carrying amounts may not be recoverable for long-lived assets and determined that no impairment indicators existed as of June 30, 2020. Developments have been occurring rapidly with respect to the spread of COVID-19 and its impact on human health and businesses. However, as of June 30, 2020, we determined that our long-lived assets had no impairment indicators as the restrictions are viewed as temporary and are not expected to have a material impact on the Company’s ability to recover the carrying amounts of its long-lived assets, including those assets temporarily placed on care and maintenance during a portion of the six months ended June 30, 2020.
Additionally, we reassessed whether the COVID-19 pandemic required an interim goodwill impairment analysis of our reporting units and determined that no impairment indicators were present as of June 30, 2020. While five of our mines had been placed in care and maintenance for a temporary period of time in the second quarter, all of the mines had resumed operations and were in various stages of ramping up as of June 30, 2020. No impairment indicators were present as there has not been deterioration in gold prices and COVID-19 related impacts were not expected to have a material impact on the fair value of the Company's reporting units.
We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because of the changing developments with respect to the spread of COVID-19 and the unprecedented nature of the pandemic, we are unable to predict the extent and duration of any potential adverse financial impact of COVID-19 on our business, financial condition and results of operations. Future developments could impact our assessment and result in material impairments to our long-lived assets or goodwill.
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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2019, in the section titled Part II, Item 1A, Risk Factors in the

Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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
Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2020 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,711 and $1,300 per ounce, respectively, a short-term and long-term copper price of $2.43 and $3.00 per pound, respectively, a short-term and long-term silver price of $16.38 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.76 and $1.05 per pound, respectively, a short-term and long-term zinc price of $0.89 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.66 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.72 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.04 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.01 and $0.02, respectively.
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
At June 30, 2020, Newmont had gold sales of 138,000 ounces priced at an average of $1,769 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at June 30, 2020 for gold was $1,768 per ounce.
At June 30, 2020, Newmont had copper sales of 11 million pounds priced at an average of $2.74 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2020 for copper was $2.74 per pound.
At June 30, 2020, Newmont had silver sales of 2 million ounces priced at an average of $17.85 per ounce, subject to final pricing over the next several months. Each $0.50 change in the price for provisionally priced silver sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association closing settlement price at June 30, 2020 for silver was $18.18 per ounce.
At June 30, 2020, Newmont had lead sales of 15 million pounds priced at an average of $0.80 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced lead sales would have an approximate $—

effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2020 for lead was $0.81 per pound.
At June 30, 2020, Newmont had zinc sales of 42 million pounds priced at an average of $0.93 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced zinc sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2020 for zinc was $0.93 per pound.
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
Despite five operations being temporarily placed into care and maintenance in response to the COVID-19 pandemic for a portion of the second quarter, the Company’s site, regional and corporate office controls continue to operate as designed.

There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 26 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and as set forth under Part II, Item 1A., "Risk Factors" in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2020.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs(2)
April 1, 2020 through April 30, 2020	47,889	$45.69	—	$199,429,824
May 1, 2020 through May 31, 2020	8,686	$48.16	—	$199,429,824
June 1, 2020 through June 30, 2020	24,355	$41.25	—	$199,429,824
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 47,889 shares, 8,686 shares and 24,355 shares for the fiscal months of April, May and June 2020, respectively.
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
The health and safety of our people and our host communities is paramount. This is why Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and proactively took conservative steps to prevent further transmission of the Coronavirus. These include but not limited to:
•Strict social distancing protocols and suspension of large indoor gatherings;
•Flexible and remote working plans for employees;
•Enhancing temperature and questionnaire screening at entry to sites;

•Providing logistical and healthcare support to nearby communities where needed;
•Cancelling all non-essential travel;
•Reducing the number of people working on our operating sites to the essential numbers required to operate and maintain the mines, processing plants and environmental control management systems;
•Implementing strict physical distancing protocols in planes, buses, light vehicles, offices and dining facilities;
•Increased frequency of deep cleaning and sanitization of surfaces; and
•Mandatory self-quarantine for anyone who has traveled internationally, has flu-like symptoms or who has had direct contact with any person known to have COVID-19.
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
ITEM 5.       OTHER INFORMATION.
None.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1*	-	2020 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2020 Stock Incentive Plan, filed herewith.

10.2*	-	2020 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2020 Stock Incentive Plan, filed herewith.

10.3*	-	Form of Global 2020 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2020 Stock Incentive Plan, filed herewith.

22	-	Guarantor Subsidiary of Newmont Corporation. Incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

31.1	-
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

NEWMONT CORPORATION
(Registrant)

Date: July 30, 2020	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2020	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)