Form 10-Q
period 2020-09-30
NEWMONT Corp /DE/
filed 2020-10-29
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File Number: 001-31240

NEWMONT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1611629
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6900 E Layton Ave
Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (303) 863-7414
Former address: 6363 S Fiddlers Green Circle, Greenwood Village, Colorado 80111

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1.60 per share	NEM	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 803,358,053 shares of common stock outstanding on October 22, 2020.

NEWMONT CORPORATION
THIRD QUARTER 2020 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Financial Results:
Sales	$3,170	$2,713	$8,116	$6,773
Gold	$2,860	$2,483	$7,347	$6,376
Copper	$43	$40	$101	$163
Silver	$138	$78	$337	$109
Lead	$30	$25	$92	$38
Zinc	$99	$87	$239	$87
Costs applicable to sales (1)	$1,269	$1,392	$3,659	$3,736
Gold	$1,130	$1,232	$3,210	$3,412
Copper	$28	$28	$78	$115
Silver	$45	$60	$148	$101
Lead	$17	$25	$56	$45
Zinc	$49	$47	$167	$63
Net income (loss) from continuing operations	$628	$2,252	$1,882	$2,423
Net income (loss)	$856	$2,204	$2,027	$2,323
Net income (loss) from continuing operations attributable to Newmont stockholders	$611	$2,226	$1,860	$2,340
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.76	$2.71	$2.31	$3.30
Net income (loss) attributable to Newmont stockholders	$1.04	$2.65	$2.49	$3.16
Adjusted net income (loss) (2)	$697	$292	$1,284	$560
Adjusted net income (loss) per share, diluted (2)	$0.86	$0.36	$1.59	$0.79
Earnings before interest, taxes and depreciation and amortization (2)	$1,547	$3,403	$4,129	$4,637
Adjusted earnings before interest, taxes and depreciation and amortization(2)	$1,663	$1,079	$3,765	$2,445
Net cash provided by (used in) operating activities of continuing operations			$3,204	$1,668
Free Cash Flow (2)			$2,300	$635
Regular cash dividends declared per common share in the period ended September 30	$0.25	$0.14	$0.64	$0.42
Regular cash dividends declared per common share for the period ended September 30	$0.40	$0.14	$0.90	$0.42
Special dividend declared per common share in the period ended September 30 related to the 2019 Newmont Goldcorp transaction	$—	$—	$—	$0.88
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
THIRD QUARTER 2020 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,521	1,650	4,236	4,599
Sold	1,495	1,682	4,210	4,656
Attributable gold ounces (thousands):
Produced (1)	1,541	1,644	4,275	4,461
Sold (2)	1,429	1,578	3,996	4,352
Consolidated and attributable - other metals:
Produced copper (million pounds)	15	14	41	60
Sold copper (million pounds)	14	17	40	63
Produced silver (thousand ounces)	7,370	7,415	20,421	9,158
Sold silver (thousand ounces)	6,371	4,552	20,260	6,719
Produced lead (million pounds)	46	51	130	63
Sold lead (million pounds)	42	30	133	47
Produced zinc (million pounds)	103	83	281	108
Sold zinc (million pounds)	98	107	313	107
Average realized price:
Gold (per ounce)	$1,913	$1,476	$1,745	$1,370
Copper (per pound)	$2.99	$2.37	$2.49	$2.59
Silver (per ounce)	$21.69	$17.18	$16.66	$16.23
Lead (per pound)	$0.73	$0.84	$0.69	$0.81
Zinc (per pound)	$1.01	$0.81	$0.77	$0.81
Consolidated costs applicable to sales: (3)(4)
Gold (per ounce)	$756	$733	$762	$733
Gold equivalent ounces - other metals (per ounce) (5)	$556	$747	$575	$908
All-in sustaining costs: (4)
Gold (per ounce)	$1,020	$987	$1,046	$974
Gold equivalent ounces - other metals (per ounce) (5)	$770	$1,155	$862	$1,259
____________________________
(1)Attributable gold ounces produced includes 87 thousand ounces and 256 thousand ounces for the three and nine months ended September 30, 2020, respectively, and 94 thousand ounces and 169 thousand ounces for the three and nine months ended September 30, 2019, respectively, related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
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
(4)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(5)For the definition of gold equivalent ounces see “Results of Consolidated Operations" within Part I, Item 2, Management's Discussion and Analysis.

Third Quarter 2020 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $611 or $0.76 per diluted share, a decrease of $1,615 from the prior-year quarter primarily due to the recognized gain on the formation of Nevada Gold Mines ("NGM") in the prior year, lower sales volumes due to the sale of Kalgoorlie and Red Lake, higher costs in response to the COVID-19 pandemic and pension settlement charges, partially offset by higher average realized gold prices and lower tax expense, exploration costs, Goldcorp transaction costs and general and administrative costs.
•Adjusted net income: Delivered Adjusted net income of $697 or $0.86 per diluted share, an increase of $0.50 from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $1,663 in Adjusted EBITDA, an increase of 54% from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $3,204 for the nine months ended September 30, 2020, an increase of 92% from the prior year, and free cash flow of $2,300 (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Portfolio improvements: Formed exploration joint ventures with Agnico Eagle Mines Limited in Colombia and Kirkland Lake Gold Inc. in Canada; completed sale of certain royalties to Maverix Metals in October 2020.
•Attributable gold production: Produced 1.5 million ounces of gold, a decrease of 6% over the prior-year quarter, primarily due to COVID-19 impacts on operations.
•Financial strength: Ended the quarter with $4.8 billion of consolidated cash and approximately $7.8 billion of liquidity; increased the dividend declared for the third quarter to $0.40, an increase of $0.26 over the prior-year quarter.
Our global project pipeline
Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Additional projects represent incremental improvements to production and cost guidance.
Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2023, and is expected to reduce operating costs by approximately 10 percent. Development capital costs (excluding capitalized interest) since approval were $89, of which $40 related to the third quarter of 2020.
Musselwhite Materials Handling, North America. This project improves material movement from Musselwhite’s two main zones below Lake Opapimiskan. An underground shaft will hoist ore from the underground crushers, reducing haulage distances and ventilation costs. The project is on track for completion in the fourth quarter of 2020.
We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.
COVID-19 Update
In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and was declared a pandemic by the World Health Organization in March 2020. COVID-19 has since spread worldwide, posing public health risks across the globe and has negatively impacted the global economy, disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, will depend on future developments, including the duration and severity of the pandemic and related restrictions, all of which are uncertain and cannot be predicted.
In response to the COVID-19 pandemic we fully mobilized our business continuity plans and rapid response crisis management teams in early March 2020 and continue to work closely with host and indigenous communities, regional and national governments and medical experts to protect our workforce and nearby communities, while also taking steps to preserve the long-term value of our business.

Health and safety
We continue to sustain robust controls at our operations and offices around the globe, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate. We have adopted a risk-based approach to business travel, are providing flexible and remote working plans for employees and are maintaining effective contact tracing procedures and “social distancing” protocols. As a global business with operations in eight countries, we are committed to doing our part to combat this disease and protect people and their livelihoods.
In April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $9 has been distributed through September 30, 2020. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
Impact on business and operations
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, during the first quarter and into April 2020, we placed five sites into care and maintenance including Musselwhite and Éléonore in Canada, Peñasquito in Mexico, Yanacocha in Peru and Cerro Negro in Argentina to protect nearby communities and align with country mandated travel restrictions or health considerations. We worked closely with local stakeholders to resume operations at all of the above mine sites during the second quarter of 2020. As of September 30, 2020, Musselwhite, Éléonore and Peñasquito were fully operational while Yanacocha has ramped up to near normal operations. Cerro Negro continues to operate at reduced levels while managing ongoing COVID-19 related travel restrictions and collaborating with local authorities and trade unions.
Liquidity considerations
We believe we have sufficient liquidity on hand to manage the near-term and long-term impacts of the COVID-19 pandemic on our business. As of September 30, 2020, our available liquidity totals $7,756 consisting of our cash and cash equivalents of $4,828 and borrowing capacity of $2,928 available under our unsecured revolving credit facility. We will continue to review and assess the COVID-19 pandemic and its impacts on our business, our people, the communities in which we operate, our suppliers and our customers to be responsive to developments while maintaining financial flexibility.
Refer to “Consolidated Financial Results,” “Results of Consolidated Operations” and “Liquidity and Capital Resources” within Part I, Item 2, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations. For a discussion of COVID-19 related risks to the business, see Part II, Item 1A, Risk Factors.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales (Note 5)	$3,170	$2,713	$8,116	$6,773

Costs and expenses:
Costs applicable to sales (1)	1,269	1,392	3,659	3,736
Depreciation and amortization	592	548	1,685	1,347
Reclamation and remediation (Note 6)	38	62	116	165
Exploration	48	88	118	198
Advanced projects, research and development	39	43	92	102
General and administrative	68	84	205	224
Care and maintenance (Note 7)	26	—	171	—
Other expense, net (Note 8)	92	38	184	243
	2,172	2,255	6,230	6,015
Other income (expense):
Gain on formation of Nevada Gold Mines (Note 27)	—	2,366	—	2,366
Gain on asset and investment sales, net (Note 9)	1	(1)	593	32
Other income, net (Note 10)	(44)	32	(35)	134
Interest expense, net of capitalized interest	(75)	(77)	(235)	(217)
	(118)	2,320	323	2,315
Income (loss) before income and mining tax and other items	880	2,778	2,209	3,073
Income and mining tax benefit (expense) (Note 11)	(305)	(558)	(446)	(703)
Equity income (loss) of affiliates (Note 12)	53	32	119	53
Net income (loss) from continuing operations	628	2,252	1,882	2,423
Net income (loss) from discontinued operations (Note 13)	228	(48)	145	(100)
Net income (loss)	856	2,204	2,027	2,323
Net loss (income) attributable to noncontrolling interests (Note 14)	(17)	(26)	(22)	(83)
Net income (loss) attributable to Newmont stockholders	$839	$2,178	$2,005	$2,240

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$611	$2,226	$1,860	$2,340
Discontinued operations	228	(48)	145	(100)
	$839	$2,178	$2,005	$2,240
Net income (loss) per common share (Note 15):
Basic:
Continuing operations	$0.76	$2.72	$2.31	$3.30
Discontinued operations	0.28	(0.06)	0.18	(0.14)
	$1.04	$2.66	$2.49	$3.16
Diluted:
Continuing operations	$0.76	$2.71	$2.31	$3.30
Discontinued operations	0.28	(0.06)	0.18	(0.14)
	$1.04	$2.65	$2.49	$3.16
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$856	$2,204	$2,027	$2,323
Other comprehensive income (loss):
Change in marketable securities, net of tax of $—, $—, $— and $—, respectively	—	2	(5)	3
Foreign currency translation adjustments	(3)	(5)	3	7
Change in pension and other post-retirement benefits, net of tax of $(1), $—, $(4) and $—, respectively	2	(9)	13	(3)
Change in fair value of cash flow hedge instruments, net of tax of $2, $1, $(2) and $—, respectively	3	4	9	12
Other comprehensive income (loss)	2	(8)	20	19
Comprehensive income (loss)	$858	$2,196	$2,047	$2,342

Comprehensive income (loss) attributable to:
Newmont stockholders	$841	$2,170	$2,025	$2,259
Noncontrolling interests	17	26	22	83
	$858	$2,196	$2,047	$2,342

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$2,027	$2,323
Adjustments:
Depreciation and amortization	1,685	1,347
Gain on formation of Nevada Gold Mines (Note 27)	—	(2,366)
Gain on asset and investment sales, net (Note 9)	(593)	(32)
Net loss (income) from discontinued operations (Note 13)	(145)	100
Change in fair value of investments (Note 10)	(191)	(75)
Reclamation and remediation	107	151
Impairment of investments (Note 10)	93	2
Charges from pension settlement	82	8
Charges from debt extinguishment (Note 10)	77	—
Deferred income taxes	(72)	422
Stock-based compensation (Note 17)	55	76
Write-downs of inventory and stockpiles and ore on leach pads	51	108
Other non-cash adjustments	(22)	13
Net change in operating assets and liabilities (Note 25)	50	(409)
Net cash provided by (used in) operating activities of continuing operations	3,204	1,668
Net cash provided by (used in) operating activities of discontinued operations (Note 13)	(8)	(7)
Net cash provided by (used in) operating activities	3,196	1,661

Investing activities:
Proceeds from sales of mining operations and other assets, net	1,137	29
Additions to property, plant and mine development	(904)	(1,033)
Proceeds from sales of investments	305	59
Return of investment from equity method investees	43	83
Purchases of investments	(33)	(94)
Acquisitions, net (1)	—	127
Other	29	12
Net cash provided by (used in) investing activities of continuing operations	577	(817)
Net cash provided by (used in) investing activities of discontinued operations (Note 13)	(75)	—
Net cash provided by (used in) investing activities	502	(817)

Financing activities:
Repayment of debt	(1,160)	(1,250)
Proceeds from issuance of debt, net	985	690
Dividends paid to common stockholders	(514)	(775)
Repurchases of common stock	(321)	—
Distributions to noncontrolling interests	(143)	(137)
Funding from noncontrolling interests	82	75
Proceeds from exercise of stock options	50	—
Payments on lease and other financing obligations	(49)	(37)
Payments for withholding of employee taxes related to stock-based compensation	(45)	(48)
Other	(4)	(24)
Net cash provided by (used in) financing activities	(1,119)	(1,506)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(4)
Net change in cash, cash equivalents and restricted cash	2,583	(666)
Cash, cash equivalents and restricted cash at beginning of period	2,349	3,489
Cash, cash equivalents and restricted cash at end of period	$4,932	$2,823

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,828	$2,712
Restricted cash included in Other current assets	—	19
Restricted cash included in Other non-current assets	104	92
Total cash, cash equivalents and restricted cash	$4,932	$2,823
____________________________
(1)Acquisitions, net for the nine months ended September 30, 2019 is comprised of $138 cash and cash equivalents acquired, net of $17 cash paid to Goldcorp shareholders, in the Newmont Goldcorp transaction and $6 of restricted cash acquired in the formation of Nevada Gold Mines.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30, 2020	At December 31, 2019
ASSETS
Cash and cash equivalents	$4,828	$2,243
Trade receivables (Note 5)	324	373
Investments (Note 19)	313	237
Inventories (Note 20)	983	1,014
Stockpiles and ore on leach pads (Note 21)	805	812
Other current assets	407	570
Current assets held for sale (Note 9)	—	1,023
Current assets	7,660	6,272
Property, plant and mine development, net	24,333	25,276
Investments (Note 19)	3,030	3,199
Stockpiles and ore on leach pads (Note 21)	1,690	1,484
Deferred income tax assets	505	549
Goodwill	2,771	2,674
Other non-current assets	562	520
Total assets	$40,551	$39,974

LIABILITIES
Accounts payable	$418	$539
Employee-related benefits	338	361
Income and mining taxes payable	322	162
Lease and other financing obligations	100	100
Debt (Note 22)	551	—
Other current liabilities (Note 23)	974	880
Current liabilities held for sale (Note 9)	—	343
Current liabilities	2,703	2,385
Debt (Note 22)	5,479	6,138
Lease and other financing obligations	547	596
Reclamation and remediation liabilities (Note 6)	3,522	3,464
Deferred income tax liabilities	2,391	2,407
Employee-related benefits	522	448
Silver streaming agreement	1,015	1,058
Other non-current liabilities (Note 23)	752	1,061
Total liabilities	16,931	17,557

Contingently redeemable noncontrolling interest	43	47

EQUITY
Common stock	1,292	1,298
Treasury stock	(165)	(120)
Additional paid-in capital	18,156	18,216
Accumulated other comprehensive income (loss) (Note 24)	(245)	(265)
Retained earnings (accumulated deficit)	3,623	2,291
Newmont stockholders' equity	22,661	21,420
Noncontrolling interests	916	950
Total equity	23,577	22,370
Total liabilities and equity	$40,551	$39,974

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	811	$1,298	(3)	$(120)	$18,216	$(265)	$2,291	$950	$22,370	$47
Cumulative-effect adjustment of adopting ASU No. 2016-13	—	—	—	—	—	—	(5)	—	(5)	—
Net income (loss)	—	—	—	—	—	—	822	4	826	(2)
Other comprehensive income (loss)	—	—	—	—	—	13	—	—	13	—
Dividends declared (1)	—	—	—	—	—	—	(112)	—	(112)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(50)	(50)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	25	25	—
Repurchase and retirement of common stock	(7)	(11)	—	—	(160)	—	(150)	—	(321)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(36)	—	—	—	—	(36)	—
Stock options exercised	—	—	—	—	4	—	—	—	4	—
Stock-based awards and related share issuances	2	3	—	—	18	—	—	—	21	—
Balance at March 31, 2020	806	$1,290	(4)	$(156)	$18,078	$(252)	$2,846	$929	$22,735	$45
Net income (loss)	—	—	—	—	—	—	344	5	349	(2)
Other comprehensive income (loss)	—	—	—	—	—	5	—	—	5	—
Dividends declared (1)	—	—	—	—	—	—	(201)	—	(201)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(39)	(39)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	29	29	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(3)	—	—	—	—	(3)	—
Stock options exercised	1	1	—	—	35	—	—	—	36	—
Stock-based awards and related share issuances	—	—	—	—	17	—	—	—	17	—
Balance at June 30, 2020	807	$1,291	(4)	$(159)	$18,130	$(247)	$2,989	$924	$22,928	$43
Net income (loss)	—	—	—	—	—	—	839	17	856	—
Other comprehensive income (loss)	—	—	—	—	—	2	—	—	2	—
Dividends declared (1)	—	—	—	—	—	—	(205)	—	(205)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(53)	(53)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	28	28	—
Repurchase and retirement of common stock	—	—	—	—	—	—	—	—	—	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(6)	—	—	—	—	(6)	—
Stock options exercised	—	—	—	—	10	—	—	—	10	—
Stock-based awards and related share issuances	1	1	—	—	16	—	—	—	17	—
Balance at September 30, 2020	808	$1,292	(4)	$(165)	$18,156	$(245)	$3,623	$916	$23,577	$43
____________________________
(1)Cash dividends declared per common share were $0.25 and $0.64 for the three and nine months ended September 30, 2020, respectively. Dividends declared and dividends paid to common stockholders will differ by $4 due to timing.
(2)Distributions declared to noncontrolling interests of $53 and $142 for the three and nine months ended September 30, 2020, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $55 and $143 for distributions during the three and nine months ended September 30, 2020, respectively. Any differences are due to timing of payments.
(3)Cash calls requested from noncontrolling interests of $28 and $82 for the three and nine months ended September 30, 2020, respectively, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $27 and $82 for cash calls during the three and nine months ended September 30, 2020, respectively. Differences are due to timing of receipts.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	87	31	118	1
Other comprehensive income (loss)	—	—	—	—	—	15	—	—	15	—
Dividends declared (1)	—	—	—	—	—	—	(76)	—	(76)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(44)	(44)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	22	22	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Stock-based awards and related share issuances	2	5	—	—	14	—	—	—	19	—
Balance at March 31, 2019	537	$860	(3)	$(109)	$9,632	$(269)	$385	$972	$11,471	$48
Net income (loss)	—	—	—	—	—	—	(25)	25	—	—
Other comprehensive income (loss)	—	—	—	—	—	12	—	—	12	—
Shares issued and other non-cash consideration for Goldcorp acquisition (4)	285	457	—	—	8,972	—	—	—	9,429	—
Dividends declared (1)	—	—	—	—	(205)	—	(385)	—	(590)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(49)	(49)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	23	23	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(6)	—	—	—	—	(6)	—
Stock-based awards and related share issuances	1	—	—	—	35	—	—	—	35	—
Balance at June 30, 2019	823	$1,317	(3)	$(115)	$18,434	$(257)	$(25)	$971	$20,325	$48
Net income (loss)	—	—	—	—	—	—	2,178	25	2,203	1
Other comprehensive income (loss)	—	—	—	—	—	(8)	—	—	(8)	—
Noncontrolling interest attributable to the formation of Nevada Gold Mine	—	—	—	—	—	—	—	25	25	—
Dividends declared (1)	—	—	—	—	—	—	(114)	—	(114)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(44)	(44)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	28	28	—
Cancellation of shares due to the expiration of certain exchange rights	—	—	—	—	4	—	(3)	—	1	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(3)	—	—	—	—	(3)	—
Stock-based awards and related share issuances	—	—	—	—	22	—	—	—	22	—
Balance at September 30, 2019	823	$1,317	(3)	$(118)	$18,460	$(265)	$2,036	$1,005	$22,435	$49
____________________________
(1)Cash dividends declared per common share were $0.14 and $0.42 for the three and nine months ended September 30, 2019, respectively. Special dividends declared per common share was $— and $0.88 for the three and nine months ended September 30, 2019, respectively. Dividends declared and dividends paid to common stockholders will differ by $5 due to timing.
(2)Distributions declared to noncontrolling interests of $44 and $137 for the three and nine months ended September 30, 2019, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $44 and $137 for distributions during the three and nine months ended September 30, 2019, respectively.
(3)Cash calls requested from noncontrolling interests of $28 and $73 for the three and nine months ended September 30, 2019, respectively, represent cash calls requested from Staatsolie for the Merian mine of $24 and $69, respectively, and NGM for the South Arturo Mine of $4 and $4, respectively. Staatsolie paid $25 and $71 and NGM paid $4 and $4 for cash calls during the three and nine months ended September 30, 2019, respectively. Differences are due to timing of receipts.
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
On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”). As of the effective date, the Company contributed its Carlin, Phoenix, Twin Creeks and Long Canyon operations ("existing Nevada mining operations") and Barrick contributed certain of its Nevada mining operations and assets. Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility, and is subject to the supervision and direction of NGM’s Board of Managers. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. For further information, see Note 27.
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
In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements, impacts of global events such as the COVID-19 pandemic and management’s decision to sell or abandon a development project can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.
During the nine months ended September 30, 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In response, the Company temporarily placed five sites into care and maintenance, including Musselwhite, Éléonore, Yanacocha and Cerro Negro in March 2020 and Peñasquito in April 2020. The Company worked closely with local stakeholders to resume operations at all five sites during the second quarter of 2020. As of September 30, 2020, Musselwhite, Éléonore and Peñasquito were fully operational while Yanacocha has ramped up to near normal operations. Cerro Negro continues to operate at reduced levels while managing ongoing COVID-19 related travel restrictions and collaborating with local authorities and trade unions.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Care and Maintenance
The Company incurs certain direct operating costs and depreciation and amortization costs when operations and projects are temporarily halted and placed in care and maintenance, as well as during the period an operation ramps back up from care and maintenance to a level of normal operations. Direct operating costs incurred while operations and projects are temporarily placed in care and maintenance are included in Care and Maintenance as these costs do not benefit the productive process and are not related to sales. Depreciation and amortization costs incurred while operations are temporarily placed in care and maintenance are included in Depreciation and amortization.
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
Reclamation and Remediation Costs
Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Changes in reclamation estimates at mines that are not currently operating, as the mine or portion of the mine site has entered the closure phase and has no substantive future economic value, are reflected in earnings in the period an estimate is revised. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for asset retirement obligations.
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
Reclassifications
Certain amounts in prior years have been reclassified to conform to the current year presentation.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Recently Adopted Accounting Pronouncements and Securities and Exchange Commission Rules
Credit Losses
In June 2016, Accounting Standards Update ("ASU") No. 2016-13 was issued which, together with subsequent amendments, is included in ASC 326, Financial Instruments - Credit Losses. The standard changes the measurement of credit losses for certain financial instruments from an “incurred loss” model to an “expected loss” model.
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
Recently Issued Accounting Pronouncements
Accounting for Equity Securities, Investments and Certain Forward Contracts and Options
In January 2020, ASU No. 2020-01 was issued which clarifies the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures. The Company anticipates adopting the new guidance prospectively as of January 1, 2021.
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
During April 2020, the Company completed the analysis to assign fair values to all assets acquired and liabilities assumed. The following table summarizes the final purchase price allocation for the Newmont Goldcorp transaction:

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Goldcorp revenue of $955 and $2,312, and Goldcorp net income (loss) of $214 and $343, for the three and nine months ended September 30, 2020, respectively. Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Goldcorp revenue of $710 and $1,159 and Goldcorp net income (loss) of $72 and $(17) from the acquisition date through the three and nine months ended September 30, 2019.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Goldcorp acquisition occurred on January 1, 2019.

Nine Months Ended September 30,
2019
Sales	$7,501
Net income (loss) (1)	$2,101
____________________________
(1)Included in Net income (loss) is $228 of Newmont Goldcorp transaction and integration costs for the nine months ended September 30, 2019.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended September 30, 2020
CC&V	$137	$61	$21	$4	$47	$10
Musselwhite	90	46	33	2	1	15
Porcupine	154	61	27	3	59	10
Éléonore	111	53	32	1	19	11
Peñasquito:
Gold	238	74	40
Silver	138	45	24
Lead	30	17	9
Zinc	99	49	26
Total Peñasquito	505	185	99	1	197	20
Other North America	—	—	6	5	(25)	—
North America	997	406	218	16	298	66

Yanacocha	152	81	26	2	6	23
Merian	204	86	28	3	88	10
Cerro Negro	95	43	34	—	(8)	10
Other South America	—	—	1	7	(11)	—
South America	451	210	89	12	75	43

Boddington:
Gold	348	148	26
Copper	43	28	5
Total Boddington	391	176	31	1	173	22
Tanami	248	62	30	4	135	68
Other Australia	—	—	1	5	(13)	1
Australia	639	238	62	10	295	91

Ahafo	261	99	40	5	101	32
Akyem	172	58	29	2	77	7
Other Africa	—	—	—	1	(4)	—
Africa	433	157	69	8	174	39

Nevada Gold Mines	650	258	151	12	223	57
Nevada	650	258	151	12	223	57

Corporate and Other	—	—	3	29	(185)	11
Consolidated	$3,170	$1,269	$592	$87	$880	$307
____________________________
(1)Includes an increase in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $296.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended September 30, 2019
CC&V	$108	$65	$22	$2	$19	$12
Red Lake (2)	44	45	21	2	(28)	8
Musselwhite	—	8	9	3	(21)	17
Porcupine	123	62	22	4	34	26
Éléonore	124	69	28	2	25	13
Peñasquito:
Gold	54	39	10
Silver	78	60	16
Lead	25	25	7
Zinc	87	47	13
Total Peñasquito	244	171	46	2	14	52
Other North America	—	—	8	2	(76)	3
North America	643	420	156	17	(33)	131

Yanacocha	219	107	33	6	55	46
Merian	188	78	25	3	84	16
Cerro Negro	175	78	28	15	52	18
Other South America	—	—	3	9	(18)	—
South America	582	263	89	33	173	80

Boddington:
Gold	266	146	27
Copper	38	28	6
Total Boddington	304	174	33	1	100	22
Tanami	165	64	25	2	81	29
Kalgoorlie (2)	90	60	6	2	21	9
Other Australia	—	—	1	9	(12)	2
Australia	559	298	65	14	190	62

Ahafo	231	98	40	8	90	62
Akyem	157	51	35	4	66	6
Other Africa	—	—	—	1	(4)	—
Africa	388	149	75	13	152	68

Nevada Gold Mines	492	235	149	13	85	80
Carlin (3)	14	8	3	—	5	—
Phoenix: (3)
Gold	19	15	4
Copper	2	—	—
Total Phoenix	21	15	4	—	2	—
Twin Creeks (3)	12	3	2	—	8	—
Long Canyon (3)	2	1	1	—	(2)	—
Other Nevada (3)	—	—	1	—	—	—
Nevada	541	262	160	13	98	80

Corporate and Other	—	—	3	41	2,198	6
Consolidated	$2,713	$1,392	$548	$131	$2,778	$427
____________________________
(1)Includes a decrease in accrued capital expenditures of $1; consolidated capital expenditures on a cash basis were $428.
(2)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie and on March 31, 2020, the Company sold Red Lake. There were no operating results for these sites for the three months ended September 30, 2020. Refer to Note 9 for additional information.
(3)Amounts relate to sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Nine Months Ended September 30, 2020
CC&V	$348	$180	$59	$9	$93	$27
Red Lake (2)(3)	67	45	2	1	20	4
Musselwhite (2)	114	73	50	5	(42)	41
Porcupine (2)	420	174	80	8	153	27
Éléonore (2)	240	127	79	4	7	27
Peñasquito: (2)
Gold	541	188	105
Silver	337	148	82
Lead	92	56	31
Zinc	239	167	90
Total Peñasquito	1,209	559	308	3	275	69
Other North America	—	—	22	5	(75)	2
North America	2,398	1,158	600	35	431	197

Yanacocha	456	270	98	7	(19)	62
Merian	584	239	75	9	260	27
Cerro Negro (2)	262	115	103	1	(31)	36
Other South America	—	—	5	20	(37)	2
South America	1,302	624	281	37	173	127

Boddington:
Gold	874	421	74
Copper	101	78	14
Total Boddington	975	499	88	3	365	79
Tanami	652	189	79	11	346	138
Other Australia	—	—	5	11	468	3
Australia	1,627	688	172	25	1,179	220

Ahafo	594	264	105	14	184	91
Akyem	465	164	87	5	195	19
Other Africa	—	—	—	3	(9)	—
Africa	1,059	428	192	22	370	110

Nevada Gold Mines (4)	1,730	761	429	30	486	183
Nevada	1,730	761	429	30	486	183

Corporate and Other	—	—	11	61	(430)	34
Consolidated	$8,116	$3,659	$1,685	$210	$2,209	$871
____________________________
(1)Includes a decrease in accrued capital expenditures of $33; consolidated capital expenditures on a cash basis were $904.
(2)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(3)On March 31, 2020, the Company sold Red Lake. Refer to Note 9 for additional information.
(4)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Nine Months Ended September 30, 2019
CC&V	$313	$208	$68	$9	$23	$26
Red Lake (2)(3)	93	88	42	5	(55)	22
Musselwhite (2)	7	20	17	6	(38)	34
Porcupine (2)	201	125	41	6	21	48
Éléonore (2)	234	144	52	4	29	31
Peñasquito: (2)
Gold	80	66	16
Silver	109	101	26
Lead	38	45	13
Zinc	87	63	22
Total Peñasquito	314	275	77	3	(66)	71
Other North America	—	—	15	3	(101)	6
North America	1,162	860	312	36	(187)	238

Yanacocha	576	300	84	16	136	134
Merian	542	220	70	6	245	39
Cerro Negro (2)	310	141	74	19	59	35
Other South America	—	—	10	29	(47)	1
South America	1,428	661	238	70	393	209

Boddington:
Gold	721	431	80
Copper	119	87	17
Total Boddington	840	518	97	1	221	53
Tanami	490	198	69	8	220	86
Kalgoorlie (3)	233	160	18	4	50	24
Other Australia	—	—	5	16	(25)	5
Australia	1,563	876	189	29	466	168

Ahafo	615	281	114	24	196	161
Akyem	436	172	117	12	129	25
Other Africa	—	—	—	4	(12)	—
Africa	1,051	453	231	40	313	186

Nevada Gold Mines	492	235	149	13	85	80
Carlin (4)	533	358	107	15	49	64
Phoenix: (4)
Gold	152	116	33
Copper	44	28	9
Total Phoenix	196	144	42	1	30	13
Twin Creeks (4)	222	113	31	5	81	30
Long Canyon (4)	126	36	36	12	38	7
Other Nevada (4)	—	—	2	7	(9)	5
Nevada	1,569	886	367	53	274	199

Corporate and Other	—	—	10	72	1,814	22
Consolidated	$6,773	$3,736	$1,347	$300	$3,073	$1,022
____________________________
(1)Includes a decrease in accrued capital expenditures of $11; consolidated capital expenditures on a cash basis were $1,033.
(2)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(3)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie and on March 31, 2020, the Company sold Red Lake. There were no operating results at Kalgoorlie for the nine months ended September 30, 2020. Refer to Note 9 for additional information.
(4)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following table presents the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended September 30, 2020
CC&V	$137	$—	$137
Musselwhite	90	—	90
Porcupine	154	—	154
Éléonore	111	—	111
Peñasquito:
Gold	14	224	238
Silver (1)	—	138	138
Lead	—	30	30
Zinc	—	99	99
Total Peñasquito	14	491	505
North America	506	491	997

Yanacocha	152	—	152
Merian	204	—	204
Cerro Negro	95	—	95
South America	451	—	451

Boddington:
Gold	83	265	348
Copper	—	43	43
Total Boddington	83	308	391
Tanami	248	—	248
Australia	331	308	639

Ahafo	261	—	261
Akyem	172	—	172
Africa	433	—	433

Nevada Gold Mines	631	19	650
Nevada	631	19	650

Consolidated	$2,352	$818	$3,170
____________________________
(1)Silver sales from concentrate includes $16 related to non-cash amortization of the Silver streaming agreement liability.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended September 30, 2019
CC&V	$108	$—	$108
Red Lake (1)	44	—	44
Musselwhite	—	—	—
Porcupine	123	—	123
Éléonore	124	—	124
Peñasquito:
Gold	2	52	54
Silver (2)	—	78	78
Lead	—	25	25
Zinc	—	87	87
Total Peñasquito	2	242	244
North America	401	242	643

Yanacocha	219	—	219
Merian	188	—	188
Cerro Negro	175	—	175
South America	582	—	582

Boddington:
Gold	62	204	266
Copper	—	38	38
Total Boddington	62	242	304
Tanami	165	—	165
Kalgoorlie (1)	90	—	90
Australia	317	242	559

Ahafo	231	—	231
Akyem	157	—	157
Africa	388	—	388

Nevada Gold Mines	483	9	492
Carlin (3)	14	—	14
Phoenix: (3)
Gold	—	19	19
Copper	—	2	2
Total Phoenix	—	21	21
Twin Creeks (3)	12	—	12
Long Canyon (3)	2	—	2
Nevada	511	30	541

Consolidated	$2,199	$514	$2,713
__________________________________________________________________________________________________________________________________________________________________________
(1)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie and on March 31, 2020, the Company sold Red Lake. There were no operating results for these sites for the three months ended September 30, 2020. Refer to Note 9 for additional information.
(2)Silver sales from concentrate includes $11 related to non-cash amortization of the Silver streaming agreement liability.
(3)Amounts relate to sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Nine Months Ended September 30, 2020
CC&V	$348	$—	$348
Red Lake (1)(2)	67	—	67
Musselwhite (1)	114	—	114
Porcupine (1)	420	—	420
Éléonore (1)	240	—	240
Peñasquito: (1)
Gold	36	505	541
Silver (3)	—	337	337
Lead	—	92	92
Zinc	—	239	239
Total Peñasquito	36	1,173	1,209
North America	1,225	1,173	2,398

Yanacocha	456	—	456
Merian	584	—	584
Cerro Negro (1)	262	—	262
South America	1,302	—	1,302

Boddington:
Gold	207	667	874
Copper	—	101	101
Total Boddington	207	768	975
Tanami	652	—	652
Australia	859	768	1,627

Ahafo	594	—	594
Akyem	465	—	465
Africa	1,059	—	1,059

Nevada Gold Mines (4)	1,675	55	1,730
Nevada	1,675	55	1,730

Consolidated	$6,120	$1,996	$8,116
____________________________
(1)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(2)On March 31, 2020, the Company sold Red Lake. Refer to Note 9 for additional information.
(3)Silver sales from concentrate includes $48 related to non-cash amortization of the Silver streaming agreement liability.
(4)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Nine Months Ended September 30, 2019
CC&V	$313	$—	$313
Red Lake (1)(2)	93	—	93
Musselwhite (1)	7	—	7
Porcupine (1)	201	—	201
Éléonore (1)	234	—	234
Peñasquito: (1)
Gold	2	78	80
Silver (3)	—	109	109
Lead	—	38	38
Zinc	—	87	87
Total Peñasquito	2	312	314
North America	850	312	1,162

Yanacocha	576	—	576
Merian	542	—	542
Cerro Negro (1)	310	—	310
South America	1,428	—	1,428

Boddington:
Gold	176	545	721
Copper	—	119	119
Total Boddington	176	664	840
Tanami	490	—	490
Kalgoorlie (2)	233	—	233
Australia	899	664	1,563

Ahafo	615	—	615
Akyem	436	—	436
Africa	1,051	—	1,051

Nevada Gold Mines	483	9	492
Carlin (4)	533	—	533
Phoenix: (4)
Gold	52	100	152
Copper	—	44	44
Total Phoenix	52	144	196
Twin Creeks (4)	222	—	222
Long Canyon (4)	126	—	126
Nevada	1,416	153	1,569

Consolidated	$5,644	$1,129	$6,773
____________________________
(1)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(2)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie and on March 31, 2020, the Company sold Red Lake. There were no operating results at Kalgoorlie for the nine months ended September 30, 2020. Refer to Note 9 for additional information.
(3)Silver sales from concentrate includes $16 related to non-cash amortization of the Silver streaming agreement liability.
(4)Amounts relate to sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Trade Receivables
The following table details the receivables included within Trade receivables:

	At September 30, 2020	At December 31, 2019
Receivables from Sales:
Gold sales from doré production	$39	$27
Sales from concentrate and other production	285	346
Total receivables from Sales	$324	$373
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
The impact to Sales from revenue recognized due to the changes in pricing is an increase of $46 and $4 for the three months ended September 30, 2020 and 2019, respectively and an increase of $65 and $10 for the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020, Newmont had gold sales of 136,000 ounces priced at an average of $1,888 per ounce, copper sales of 10 million pounds priced at an average price of $3.00 per pound, silver sales of 3 million ounces priced at an average of $23.74 per ounce, lead sales of 24 million pounds priced at an average of $0.82 per pound, and zinc sales of 10 million pounds priced at an average of $1.09 per pound, subject to final pricing over the next several months.
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reclamation adjustments and other	$—	$14	$—	$14
Reclamation accretion	34	39	103	99
Total reclamation expense	34	53	103	113

Remediation adjustments and other	3	9	9	49
Remediation accretion	1	—	4	3
Total remediation expense	4	9	13	52
	$38	$62	$116	$165
The following are reconciliations of Reclamation and remediation liabilities:

	2020	2019
Reclamation balance at January 1,	$3,334	$2,316
Additions, changes in estimates and other	(2)	18
Adjustment from the Newmont Goldcorp transaction (1)	15	948
Net change from the formation of NGM	—	(26)
Other acquisitions and divestitures	—	(10)
Payments, net	(49)	(43)
Accretion expense	103	99
Reclamation balance at September 30,	$3,401	$3,302

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	2020	2019
Remediation balance at January 1,	$299	$279
Additions, changes in estimates and other	—	37
Payments, net	(18)	(21)
Accretion expense	4	3
Remediation balance at September 30,	$285	$298
____________________________
(1)As of September 30, 2019, an adjustment of $180 relating to the Newmont Goldcorp transaction, was reclassified from remediation to reclamation, consistent with the presentation in the Consolidated Financial Statements for the year ended December 31, 2019, filed on February 20, 2020 on Form 10-K.
The current portion of reclamation liabilities was $120 and $125 at September 30, 2020 and December 31, 2019, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $44 and $44 at September 30, 2020 and December 31, 2019, respectively, and was included in Other current liabilities. At September 30, 2020 and December 31, 2019, $3,401 and $3,334, respectively, were accrued for reclamation obligations relating to operating properties and formerly operating properties that have entered the closure phase and have no substantive future economic value.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At September 30, 2020 and December 31, 2019, $285 and $299, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 38% greater or 0% lower than the amount accrued at September 30, 2020. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
Included in Other non-current assets at September 30, 2020 and December 31, 2019 are $52 and $53 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at September 30, 2020, $47 was related to the Ahafo and Akyem mines in Ghana, Africa and $5 related to NGM in Nevada, United States. Of the amounts at December 31, 2019, $47 was related to the Ahafo and Akyem mines in Ghana, Africa, $5 related to NGM in Nevada, United States and $1 was related to the Midnite (Dawn) mine site in Washington, United States.
Included in Other non-current assets at September 30, 2020 and December 31, 2019 was $37 and $55, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at September 30, 2020, $14 is related to the Midnite mine and Dawn mill sites and $23 is related to San Jose Reservoir. Of the amounts at December 31, 2019, $31 is related to the Midnite mine and Dawn mill sites and $24 is related to San Jose Reservoir.
Refer to Notes 23 and 26 for further discussion of reclamation and remediation matters.
NOTE 7     CARE AND MAINTENANCE
Care and maintenance costs represent direct operating costs and depreciation and amortization costs incurred during the period the sites were temporarily placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic. The following table includes direct operating costs incurred and reported as Care and maintenance:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Musselwhite	$5	$28
Éléonore	—	26
Peñasquito	—	38
Yanacocha	2	27
Cerro Negro	18	50
Other	1	2
	$26	$171
Additionally, for the three and nine months ended September 30, 2020, the Company recognized non-cash care and maintenance costs included in Depreciation and amortization of $— and $7 at Musselwhite, $— and $16 at Éléonore, $— and $28 at Peñasquito, $— and $7 at Yanacocha and $9 and $28 at Cerro Negro, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8     OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
COVID-19 specific costs	$32	$—	$67	$—
Settlement costs	26	2	34	2
Impairment of long-lived and other assets	24	3	29	4
Goldcorp transaction and integration costs	—	26	23	185
Restructuring and severance	9	—	12	5
Nevada JV transaction and implementation costs	—	3	—	26
Other	1	4	19	21
	$92	$38	$184	$243
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred, including but not limited to contributions to the Newmont Global Community Support Fund, additional health screenings, incremental travel, security and employee related costs as well as various other incremental costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. The Company established the Newmont Global Community Support Fund on April 9, 2020 to help host communities, governments and employees combat the COVID-19 pandemic. For the three and nine months ended September 30, 2020, amounts distributed from this fund were $3 and $9, respectively.
Settlements. Settlement costs for the three and nine months ended September 30, 2020 primarily include costs related to the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru, mineral interest settlements at Ahafo and Akyem in Africa and other related costs. Settlement costs for the three and nine months ended September 30, 2019 include legal and other settlements.
Impairment of long-lived and other assets. Impairment of long-lived and other assets represents non-cash write-downs of long-lived assets and materials and supplies inventories.
Goldcorp transaction and integration costs. Goldcorp transaction and integration costs for the nine months ended September 30, 2020 primarily include severance costs and consulting services related to integration activities. For the three months ended September 30, 2019, Goldcorp transaction and integration costs primarily include integration activities and related consulting services, severance and accelerated share award payments. The nine months ended September 30, 2019 also include banking and legal costs.
Restructuring and severance. Restructuring and severance represents primarily severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs for the three months ended September 30, 2019 primarily represent consulting and severance costs incurred related to the Nevada JV Agreement. The nine months ended September 30, 2019 also include banking, legal and hostile defense fees.
NOTE 9     GAIN ON ASSET AND INVESTMENT SALES, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sale of Kalgoorlie	$—	$—	$493	$—
Sale of Continental	—	—	91	—
Sale of Red Lake	—	—	9	—
Sale of exploration properties	—	—	—	26
Other	1	(1)	—	6
	$1	$(1)	$593	$32
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
Sale of Red Lake. The Company entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31, 2020, and pursuant to the terms of the agreement, received total consideration of $429, including cash proceeds of $375, $15 towards working capital (received in cash in the second quarter of 2020), and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $41 at September 30, 2020. For further information, see Note 18. The proceeds are inclusive of transitional services support for six months subsequent to closing with an option to extend the terms for three additional one-month periods. The extension has been exercised for one additional one-month period that expires on October 31, 2020. As a result of the sale, the Company recognized a gain of $9. The assets and liabilities were classified as held for sale for the year ended December 31, 2019.
Sale of exploration properties. In June 2019, the Company sold exploration properties, included in the Nevada segment, which resulted in a gain of $26.
On September 21, 2020, the Company entered into a definitive agreement with Maverix Metals Inc. ("Maverix") to sell certain royalty interests with a carrying value of $— for cash consideration and additional equity ownership in Maverix. The sale closed in October 2020 and the Company received total consideration of approximately $75 from Maverix, consisting of $15 in cash and $60 in equity (12 million common shares at $5.02 per share). In addition, the Company will receive up to $15 in contingent cash payments payable upon completion of certain milestones.
NOTE 10     OTHER INCOME, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in fair value of investments	$57	$19	$191	$75
Impairment of investments	—	(1)	(93)	(2)
Pension settlements and curtailments	(83)	(8)	(85)	(8)
Charges from debt extinguishment	—	—	(77)	—
Interest	4	10	21	44
Foreign currency exchange, net	(22)	11	(8)	13
Other	—	1	16	12
	$(44)	$32	$(35)	$134
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
Pension settlements and curtailments. For the three and nine months ended September 30, 2020, the Company recorded settlement charges of $(83) and $(85), respectively. For the three and nine months ended September 30, 2019, the Company recorded curtailment charges of $(8) and $(8), respectively. Refer to Note 16 for additional information.
Charges from debt extinguishment. For the three and nine months ended September 30, 2020, the Company recorded charges from debt extinguishment of $— and $69, respectively, related to the debt tender offer of its Senior Notes due March 15, 2022 ("2022 Senior Notes"), its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”). For the three and nine months ended September 30, 2020, the Company recorded a loss of $— and $8, respectively, related to the associated forward starting swaps, reclassified from Accumulated other comprehensive income (loss). Refer to Note 22 for additional information.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020			2019
Income (loss) before income and mining tax and other items		$880		$2,778		$2,209			$3,073

U.S. Federal statutory tax rate	21%	$185	21%	$583	21%	$464		21%	$645
Reconciling items:
Percentage depletion	(3)	(23)	(1)	(19)	(2)	(50)		(1)	(36)
Change in valuation allowance on deferred tax assets	1	6	3	87	(5)	(114)	(1)	4	111
Foreign rate differential	9	80	2	51	9	206		3	89
Mining and other taxes	6	55	(1)	(38)	5	110		—	(1)
Tax impact of foreign exchange (2)	2	14	(6)	(147)	(8)	(173)		(5)	(150)
Other	(1)	(12)	2	41	—	3		1	45
Income and mining tax expense (benefit)	35%	$305	20%	$558	20%	$446		23%	$703
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
NOTE 12     EQUITY INCOME (LOSS) OF AFFILIATES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pueblo Viejo Mine	$52	$39	$135	$65
TMAC Resources Inc.	3	(1)	(3)	(3)
Alumbrera Mine	(3)	—	(7)	—
Maverix Metals Inc.	1	—	(2)	1
Norte Abierto Project	—	(1)	(2)	(1)
NuevaUnión Project	—	(1)	(2)	(1)
Continental Gold, Inc.	—	(5)	—	(5)
Minera La Zanja S.R.L.	—	(3)	—	(3)
Euronimba Ltd.	—	4	—	—
	$53	$32	$119	$53
Refer to Note 19 for additional information about the above equity method investments.
NOTE 13     NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS
The details of Net income (loss) from discontinued operations are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Holt royalty obligation and option	$218	$(47)	$137	$(102)
Batu Hijau contingent consideration and other	10	(1)	8	2
Net income (loss) from discontinued operations	$228	$(48)	$145	$(100)
The Holt Royalty Obligation and Option
In August 2020, the Company and Kirkland Lake Gold Ltd. (“Kirkland”) signed a Strategic Alliance Agreement (the “Kirkland Agreement”). As part of the Kirkland Agreement, the Company purchased an option (the “Holt option”) from Kirkland for the mining and mineral rights subject to the Holt royalty obligation for $75, effectively reducing the Holt royalty obligation to zero. If exercised, the option will allow the Company to prevent Kirkland from mining minerals subject to the Holt royalty obligation.

At September 30, 2020, the estimated fair value of the Holt royalty obligation and option were $—. At December 31, 2019, the estimated fair value of the Holt royalty obligation was $257. Changes to the estimated fair value resulting from periodic revaluations are

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
recorded to Net income (loss) from discontinued operations, net of tax. During the three and nine months ended September 30, 2020, the Company recorded a gain of $218 and $137, net of tax expense of $(57) and $(37), respectively, related to the Holt royalty obligation and option. During the three and nine months ended September 30, 2019, the Company recorded a loss of $(47) and $(102), net of a tax benefit of $— and $—, respectively, related to the Holt royalty obligation. Refer to Note 18 for additional information on the Holt royalty obligation.
The Company paid $8 and $7 during the nine months ended September 30, 2020 and 2019, respectively, related to the Holt royalty obligation.
Batu Hijau Contingent Consideration
Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara in 2016 included certain contingent payment provisions that were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. During the three and nine months ended September 30, 2020, the Company recorded a gain of $10 and $8, net of tax expense of $(3) and $(2), respectively. During the three and nine months ended September 30, 2019, the Company recorded a (loss) gain of $(1) and $2, net of a tax benefit (expense) of $— and $—, respectively. See contingent consideration assets in Note 18 for additional information.
NOTE 14     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Merian	$21	$19	$62	$58
Yanacocha	(4)	7	(40)	25
	$17	$26	$22	$83

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$611	$2,226	$1,860	$2,340
Discontinued operations	228	(48)	145	(100)
	$839	$2,178	$2,005	$2,240

Weighted average common shares (millions):
Basic	803	820	804	708
Effect of employee stock-based awards	3	2	2	1
Diluted	806	822	806	709

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.76	$2.72	$2.31	$3.30
Discontinued operations	0.28	(0.06)	0.18	(0.14)
	$1.04	$2.66	$2.49	$3.16
Diluted:
Continuing operations	$0.76	$2.71	$2.31	$3.30
Discontinued operations	0.28	(0.06)	0.18	(0.14)
	$1.04	$2.65	$2.49	$3.16
During the three and nine months ended September 30, 2020, the Company repurchased and retired approximately — and 7 million shares of its common stock for $— and $321, respectively. The Company did not repurchase or retire any of its common stock during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2020, the Company withheld 0.1 and 0.9 million shares, respectively, for payments of employee withholding taxes related to the

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
vesting of stock awards. The Company withheld 0.1 and 1.3 million shares for the three and nine months ended September 30, 2019, respectively.
NOTE 16 EMPLOYEE PENSION AND OTHER BENEFIT PLANS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pension benefit costs (credits), net: (1)
Service cost	$4	$7	$12	$21
Interest cost	7	11	26	34
Expected return on plan assets	(12)	(16)	(43)	(48)
Amortization, net	6	6	21	17
Settlements and curtailments	83	8	85	8
	$88	$16	$101	$32

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other benefit costs (credits), net: (1)
Service cost	$1	$—	$1	$1
Interest cost	—	1	2	3
Amortization, net	(1)	—	(2)	(5)
	$—	$1	$1	$(1)
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income, net.
Settlement accounting is required when annual lump sum payments exceed the annual interest and service costs for a plan and results in a remeasurement of the related pension benefit obligation and plan assets and the recognition of settlement charges in Other Income, net due to the acceleration of a portion of unrecognized actuarial losses. During the three and nine months ended September 30, 2020, pension settlement charges were recognized after determining that settlement accounting was required for certain defined benefit plans. The payments were made primarily from the plan assets resulting in pension settlement charges of $83 and $85, respectively.
NOTE 17 STOCK-BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation:
Restricted stock units	$11	$15	$39	$54
Performance leveraged stock units	6	7	16	22
Goldcorp phantom restricted share units (1)	2	2	7	5
Goldcorp performance share units (1)	1	1	3	15
	$20	$25	$65	$96
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

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,828	$4,828	$—	$—
Restricted cash	104	104	—	—
Trade receivable from provisional concentrate sales, net	284	—	284	—
Marketable equity securities (Note 19) (1)	566	545	21	—
Restricted marketable debt securities (Note 19)	37	23	14	—
Contingent consideration assets	96	—	—	96
	$5,915	$5,500	$319	$96
Liabilities:
Debt (2)	$7,550	$—	$7,550	$—
Diesel derivative contracts	5	—	5	—
Holt royalty obligation (Note 23)	—	—	—	—
Cash-settled Goldcorp share awards	14	—	14	—
	$7,569	$—	$7,569	$—

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,243	$2,243	$—	$—
Restricted cash	106	106	—	—
Trade receivable from provisional concentrate sales, net	331	—	331	—
Marketable equity securities (Note 19) (1)	376	357	19	—
Marketable debt securities (Note 19)	39	—	—	39
Continental conversion option (Note 19)	51	—	51	—
Restricted marketable debt securities (Note 19)	54	23	31	—
Restricted other assets (Note 19)	1	1	—	—
Contingent consideration assets	38	—	—	38
	$3,239	$2,730	$432	$77
Liabilities:
Debt (2)	$7,068	$—	$7,068	$—
Diesel derivative contracts	1	—	1	—
Holt royalty obligation (Note 23)	257	—	—	257
Cash-settled Goldcorp share awards	12	—	12	—
	$7,338	$—	$7,081	$257
____________________________
(1)Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $13 at both September 30, 2020 and December 31, 2019.
(2)Debt is carried at amortized cost. The outstanding carrying value was $6,030 and $6,138 at September 30, 2020 and December 31, 2019, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
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
During the third quarter, the Company purchased the Holt option from Kirkland, which resulted in a downward revision to future production scenarios of the Holt mine to nil. The Company has the right to exercise the Holt option and acquire ownership to the mineral interests subject to the Holt royalty obligation in the event Kirkland intends to resume operations at the Holt mine. Kirkland has the right to assume the Company’s Holt royalty obligation at any time, in which case the Holt option would terminate. The net effect of the Holt option structure is that Kirkland cannot resume operations and process minerals subject to the Holt royalty obligation unless it also assumes the obligation. The estimated fair value of the Holt royalty obligation was determined using a discounted cash flow model. The royalty obligation is classified within Level 3 of the fair value hierarchy. Refer to Note 13 for additional information on the Holt option.
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
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2020 and December 31, 2019:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

Description	At September 30, 2020	Valuation technique	Significant input	Range, point estimate or average
Contingent consideration assets	$96	Discounted cash flow	Discount rate (1)	5.00 - 14.90%
Holt royalty obligation (2)	$—	Discounted cash flow	Gold production scenarios (in 000's of ounces) (2)	—
____________________________
(1)The weighted average discount rate used to calculate the Company’s contingent consideration assets is 10.27%. Various other inputs including, but not limited to, metal prices, production profiles and new mineralization discoveries were considered in determining the fair value of the individual contingent consideration assets.
(2)Due to the purchase of the Holt option, production scenarios were reduced to zero. Refer to Note 13 for additional information.

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
The following tables set forth a summary of changes in the fair value of the Company’s Level 3 financial assets and liabilities:

	Continental convertible debt(1)	Contingent consideration assets(2)	Total assets	Holt royalty obligation(3)	Total liabilities
Fair value at December 31, 2019	$39	$38	$77	$257	$257
Additions and settlements	—	39	39	(8)	(8)
Revaluation	1	19	20	(249)	(249)
Sales	(40)	—	(40)	—	—
Fair value at September 30, 2020	$—	$96	$96	$—	$—

	Continental convertible debt(4)	Contingent consideration assets(3)	Total assets	Holt royalty obligation(3)	Total liabilities
Fair value at December 31, 2018	$—	$26	$26	$161	$161
Additions and settlements	33	—	33	(7)	(7)
Revaluation	4	2	6	102	102
Fair value at September 30, 2019	$37	$28	$65	$256	$256
____________________________
(1)The gain recognized on revaluation is included in Other comprehensive income (loss). The gain recognized on sale is included in Gain on asset and investment sales, net.
(2)Additions of $39 relate to contingent consideration assets received from the sale of Red Lake. See Note 9 for additional information. The gain (loss) recognized on revaluation of $9 and $10 are included in Other income, net and Net income (loss) from discontinued operations, respectively.
(3)The gain (loss) recognized is included in Net income (loss) from discontinued operations.
(4)The gain (loss) recognized is included in Other income, net.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19 INVESTMENTS

	At September 30, 2020	At December 31, 2019
Current:
Marketable equity securities	$313	$237

Non-current:
Marketable equity securities	$240	$126

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,211	$1,230
NuevaUnión Project (50.0%)	944	940
Norte Abierto Project (50.0%)	487	478
Maverix Metals Inc. (23.4%)	89	93
Alumbrera Mine (37.5%)	47	54
TMAC Resources, Inc. (24.8%)	10	114
Other	2	—
Continental Gold, Inc. (1)	—	164
	2,790	3,073
	$3,030	$3,199

Non-current restricted investments: (2)
Marketable debt securities	$37	$54
Other assets	—	1
	$37	$55
____________________________
(1)During the first quarter of 2020, the Company sold its entire interest in Continental Gold, Inc. See below for more information.
(2)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 6.
Pueblo Viejo
As of September 30, 2020 and December 31, 2019, the Company had outstanding shareholder loans to Pueblo Viejo of $328 and $425, with accrued interest of $1 and $7, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company had an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of September 30, 2020.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $170 and $463 for the three and nine months ended September 30, 2020, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $141 and $268 for the three and nine months ended September 30, 2019, respectively. These purchases, net of subsequent sales, were included in Other income, net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of September 30, 2020 or December 31, 2019.
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
NOTE 20     INVENTORIES

	At September 30, 2020	At December 31, 2019
Materials and supplies	$659	$655
In-process	147	189
Concentrate (1)	61	96
Precious metals (2)	116	74
	$983	$1,014
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 21     STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2020	At December 31, 2019
Current:
Stockpiles	$488	$493
Ore on leach pads	317	319
	$805	$812
Non-current:
Stockpiles	$1,442	$1,154
Ore on leach pads	248	330
	$1,690	$1,484
Total:
Stockpiles	$1,930	$1,647
Ore on leach pads	565	649
	$2,495	$2,296

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Stockpiles		Leach pads
	At September 30, 2020	At December 31, 2019	At September 30, 2020	At December 31, 2019
Stockpiles and ore on leach pads:
CC&V	$11	$6	$227	$239
Musselwhite	16	53	—	—
Porcupine	11	2	—	—
Éléonore	1	1	—	—
Peñasquito	262	193	—	—
Yanacocha	40	55	132	181
Merian	39	45	—	—
Cerro Negro	2	—	—	—
Boddington	485	458	—	—
Tanami	5	4	—	—
Ahafo	430	403	—	—
Akyem	144	126	—	—
Nevada Gold Mines	484	301	206	229
	$1,930	$1,647	$565	$649
During the three and nine months ended September 30, 2020, the Company recorded write-downs of $6 and $41, respectively, classified as a component of Costs applicable to sales and write-downs of $4 and $22, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2020, $10 was related to NGM. Of the write-downs during the nine months ended September 30, 2020, $24 was related to Yanacocha and $39 to NGM.
During the three and nine months ended September 30, 2019, the Company recorded write-downs of $1 and $95, classified as a component of Costs applicable to sales and write-downs of $— and $34, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2019, $1 was related to NGM. Of the write-downs during the nine months ended September 30, 2019, $12 is related to CC&V, $13 to Yanacocha, $22 to Boddington, $34 to Akyem, $1 to NGM, $44 to Carlin and $3 to Twin Creeks. In July 2019, Carlin and Twin Creeks were contributed to NGM. See Note 1 for additional information.
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
In March 2020, the Company launched the debt tender offers to purchase portions of its 2022 Senior Notes, 2023 Newmont Senior Notes and 2023 Goldcorp Senior notes. Through the tender offers, the Company purchased approximately $500 of its 2022 Senior Notes, $487 of its 2023 Newmont Senior Notes and $99 of its 2023 Goldcorp Senior Notes. For the three and nine months ended September 30, 2020, the Company recorded charges from debt extinguishment of $— and $77, respectively, in Other income, net, of which $— and $69, respectively, represent a net pre-tax loss from extinguishment, and $— and $8, respectively were reclassified from Accumulated other comprehensive income (loss). This reclassification related to the acceleration of the unrealized losses on the forward starting swap contracts which were previously settled with the issuance of the 2022 Senior Notes.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23     OTHER LIABILITIES

	At September 30, 2020	At December 31, 2019
Other current liabilities:
Accrued operating costs	$166	$210
Reclamation and remediation liabilities	164	169
Accrued interest	85	60
Accrued capital expenditures	83	58
Payables to joint venture partners	78	75
Galore Creek deferred payments	73	—
Royalties	70	60
Silver streaming agreement	65	69
Taxes other than income and mining	41	47
Norte Abierto deferred payments	33	—
Deposit on Kalgoorlie power business option	23	—
Operating leases	17	28
Holt royalty obligation (1)	—	14
Other	76	90
	$974	$880

Other non-current liabilities:
Income and mining taxes (2)	$435	$445
Norte Abierto deferred payments	122	154
Operating leases	93	47
Social development and community obligations	53	54
Galore Creek deferred payments	22	92
Holt royalty obligation (1)	—	243
Other	27	26
	$752	$1,061
____________________________
(1)See Note 13 for additional information on the Holt royalty obligation.
(2)Income and mining taxes at September 30, 2020 and December 31, 2019 includes unrecognized tax benefits, including penalties and interest of $422 and $445, respectively.
NOTE 24     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2019	$5	$119	$(281)	$(108)	$(265)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications (1)	—	3	(69)	(5)	(71)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	(5)	—	82	14	91
Other comprehensive income (loss)	(5)	3	13	9	20
Balance at September 30, 2020	$—	$122	$(268)	$(99)	$(245)
____________________________
(1)During the third quarter 2020, certain defined benefit plans were remeasured resulting in an additional loss of $(69) recognized in other comprehensive income (loss). See Note 16 for additional information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Marketable debt securities adjustments:
Sale of marketable securities	$—	$—	$(5)	$—	Gain on asset and investment sales, net
Total before tax	—	—	(5)	—
Tax	—	—	—	—
Net of tax	$—	$—	$(5)	$—

Pension and other post-retirement benefit adjustments:
Amortization	$5	$6	$19	$12	Other income, net
Curtailment	—	3	—	3	Other income, net
Settlement	83	—	85	—	Other income, net
Total before tax	88	9	104	15
Tax	(19)	—	(22)	—
Net of tax	$69	$9	$82	$15

Hedge instruments adjustments:
Interest rate contracts	$3	$2	$16	$8	Interest expense, net (1)
Operating cash flow hedges	—	—	2	2	Costs applicable to sales
Total before tax	3	2	18	10
Tax	—	1	(4)	—
Net of tax	$3	$3	$14	$10
Total reclassifications for the period, net of tax	$72	$12	$91	$25
____________________________
(1)During the three and nine months ended September 30, 2020, $— and $8, respectively, were reclassified to Other income, net as a result of the tender offers. See Note 22 for additional information.
NOTE 25     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2020	2019
Decrease (increase) in operating assets:
Trade and other receivables	$203	$(217)
Inventories, stockpiles and ore on leach pads	(146)	(90)
Other assets	19	45
Increase (decrease) in operating liabilities:
Accounts payable	(94)	(3)
Reclamation and remediation liabilities	(67)	(64)
Other accrued liabilities	135	(80)
	$50	$(409)

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
Newmont USA Limited - 100% Newmont Owned
Ross-Adams mine site. By letter dated June 5, 2007, the U.S. Forest Service (“USFS”) notified Newmont that it had expended approximately $0.3 in response costs to address environmental conditions at the Ross-Adams mine in Prince of Wales, Alaska, and requested Newmont USA Limited pay those costs and perform an Engineering Evaluation/Cost Analysis (“EE/CA”) to assess what future response activities might need to be completed at the site. Newmont agreed to perform the EE/CA pursuant to the requirements of an Administrative Settlement Agreement and Order on Consent (“ASAOC”) between the USFS and Newmont. The EE/CA was provided to the USFS in April 2015. During the first quarter of 2016, the USFS confirmed approval of the EE/CA, and Newmont issued written notice to the USFS certifying that all requirements of the ASAOC had been completed. During the third quarter of 2016, Newmont received a notice of completion of work per the ASAOC from the USFS, which finalized the ASAOC. The USFS issued an Action Memorandum in April 2018 to select the preferred Removal Action alternative identified in the EE/CA. The parties have now finalized the ASAOC, which the USFS published in the Federal Register for public review and comment on July 8, 2020. The USFS subsequently issued notice to Newmont that the public comments did not require modification or withdrawal of the ASAOC, and therefore it became effective as of September 22, 2020 and the USFS issued Newmont a Notice to Proceed.
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
The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in the second quarter of 2018. The remaining closure activity will consist primarily of addressing groundwater issues and evaporating the remaining balance of process water on site.
The remediation liability for the Midnite mine site and Dawn mill site is approximately $156 at September 30, 2020.
Other Legal Matters
Minera Yanacocha S.R.L. - 51.35% Newmont Owned
Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. From 2011 to the third quarter of 2020, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. The water authority

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
that is in charge of supervising the proper water administration has also issued notices of alleged regulatory violations in previous years. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently active in 2020 range from zero to 33,676 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001170 based on current exchange rates, with a total potential fine amount for outstanding matters of $— to $40.5. Yanacocha is responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.
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
Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but not a purchase of the concessions. The tax authority alleges that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represent the payment of an intangible and therefore, amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha appealed the Superior Court ruling to the Peru Supreme Court. On January 18, 2019, the Peru Supreme Court issued notice that three judges support the position of the tax authority and two judges support the position of Yanacocha. Because four votes are required for a final decision, an additional judge was selected to issue a decision and the parties conducted oral arguments in April 2019. In early February 2020, the additional judge ruled in favor of the tax authority, finalizing a decision of the Peru Supreme Court against Yanacocha. As a result of the decision, the amount of $29 was recognized during the first quarter of 2020, but Yanacocha filed two actions objecting to potential excessive interest and duplicity of criteria of up to $60 and $81, respectively. It is not possible to fully predict the outcome of this litigation.
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
On December 18, 2019, an individual plaintiff filed a writ against NGGL and other named defendants, including the Attorney General of Ghana, the Minerals Commission of Ghana, and other mining companies with interests in Ghana, seeking the same relief sought in the above-referenced case, plus perpetual and interlocutory injunctive relief to cease operations against NGGL and the other mining companies. This case was dismissed on August 21, 2020.
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
State of Zacatecas’ Ecological Tax. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Company’s Peñasquito mine may be subject to these taxes. Payments are due monthly in arrears with the first payment due on February 17, 2017. Further, the Company believes that there is no legal basis for the taxes and filed legal claims challenging their constitutionality and legality on March 9, 2017. Other companies similarly situated also filed legal claims against the taxes. The Mexican federal government also filed a claim before the National Supreme Court against

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
the State of Zacatecas challenging whether the State of Zacatecas had the constitutional authority to implement the taxes. On February 11, 2019, the National Supreme Court of Mexico ruled that the State of Zacatecas has the constitutional authority to implement environmental taxes, and that ruling was not subject to appeal. The Company’s case continued, and although there was an initial ruling in favor of the Company, this ruling was appealed by the local tax authorities. On October 15, 2019, the First Collegiate Circuit Court of the Auxiliary Center of the Eleventh Region reversed the favorable ruling (except with respect to one issue, which was affirmed in the Company’s favor). While the First Collegiate Circuit Court’s ruling is not subject to further appeal and the Company currently has no legal challenges active with the Mexican courts, the Company is nonetheless not able to calculate the environmental taxes with sufficient reliability given that: (a) the legislation is broadly worded and despite the years of inquiries, the State of Zacatecas has not put forward any guidance on how the tax would be levied; and (b) certain claims by other companies similarly situated are still being resolved by the Supreme Court, the results of which may change the taxes payable by the Company. The Company, along with other companies in the State of Zacatecas, is continuing to meet with governmental authorities to understand how the environmental tax would be levied and has recorded immaterial amounts as potential estimates for the amount of the taxes. Depending on the outcome of the continuing dialogue with the State of Zacatecas government, the amount of ecological taxes due may increase, but are not expected to be material.
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
As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $155 and $154 as of September 30, 2020 and December 31, 2019, respectively, to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.
NOTE 27 NEVADA GOLD MINES TRANSACTIONS
On July 1, 2019, Newmont and Barrick consummated the Nevada JV Agreement and established NGM, which combined the Company’s Nevada mining operations with Barrick’s Nevada mining operations. The formation of NGM diversified the Company’s footprint in Nevada and allows the Company to pursue additional efficiencies through integrated mine planning and processing.
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

Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes NGM revenue of $650 and $1,730 and NGM net income of $208 and $457 for the three and nine months ended September 30, 2020, respectively. Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes NGM revenue of $492 and NGM net income of $79 for both the three and nine months ended September 30, 2019.

For the three and nine months ended September 30, 2020, the Company billed NGM $2 and $8, respectively, for services provided under the transition services agreement. For both the three and nine months ended September 30, 2019, the Company billed NGM $4 for services provided under the transition services agreement.
In addition, the Company purchases gold from NGM for resale to third parties. Gold purchases from NGM totaled $630 and $1,681 for the three and nine months ended September 30, 2020, respectively. Gold purchases from NGM totaled $488 for both the three and nine months ended September 30, 2019.
For both the three and nine months ended September 30, 2019, the Company billed NGM $102 for services provided under the employee lease agreement. The leasing period expired on December 31, 2019.
Total amounts due to (from) NGM for gold and silver purchased, the transition services agreement services provided and CC&V toll milling were $78 as of September 30, 2020. Total amounts due to (from) NGM for gold and silver purchased, the transition services agreement services provided, employees leased to NGM and CC&V toll milling were $120 as of December 31, 2019.

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
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World for 13 consecutive years and have adopted the World Gold Council’s Conflict-Free Gold Policy. In June 2020, Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on environmental, social and governance transparency and performance. Additionally, in June 2020, Newmont was added to the Corporate Human Rights Benchmark's ("CHRB") 2019 evaluation and was ranked 12th out of more than 200 companies that were assessed against the CHRB's human rights performance criteria. We are engaged in the exploration for and acquisition of gold and copper properties. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana.
During the first half of 2020, the COVID-19 outbreak escalated to a global pandemic, which has had varying impacts in the jurisdictions in which we operate. In response, the Company temporarily placed five sites into care and maintenance, including Musselwhite, Éléonore, Yanacocha and Cerro Negro in March 2020 and Peñasquito in April 2020. During the second quarter of 2020, we worked closely with local stakeholders to resume operations at all five mine sites. As of September 30, 2020, Musselwhite, Éléonore and Peñasquito were fully operational while Yanacocha has ramped up to near normal operations. Cerro Negro continues to operate at reduced levels while managing ongoing COVID-19 related travel restrictions and collaborating with local authorities and trade unions.
Refer to the “Third Quarter 2020 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources”, “Non-GAAP Financial Measures” and “Accounting Developments” for further information about the impacts of the COVID-19 pandemic on the Company.
On April 18, 2019 (the “acquisition date”), Newmont completed the business acquisition of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. The Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. The financial information included in the following discussion and analysis of financial condition and results of operations during the period ended September 30, 2020, compared to the same periods in 2019, includes the results of operations acquired in the Newmont Goldcorp transaction since April 18, 2019. For further information, see Note 3 to the Condensed Consolidated Financial Statements.
On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”). As of the effective date, the Company contributed its Carlin, Phoenix, Twin Creeks and Long Canyon mines ("existing Nevada mining operations") and Barrick contributed certain of its Nevada mining operations and assets. Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. The financial information included in the following discussion and analysis of financial condition and results of operations during the period ended September 30, 2020, compared to the same periods in 2019, includes the results of operations of NGM since July 1, 2019. For further information, see Note 27 to the Condensed Consolidated Financial Statements.
We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.

Asset Sales
Kalgoorlie
We entered into a binding agreement dated December 17, 2019, to sell our 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), previously included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020. As the sale was completed on January 2, 2020, there are no results for Kalgoorlie for the three and nine months ended September 30, 2020 included herein.
Red Lake
We entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, previously included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31, 2020. As the sale was completed on March 31, 2020, results for Red Lake for the nine months ended September 30, 2020 are included within the discussion below; there are no results for the three months ended September 30, 2020 included herein.
For further information on asset sales, see Note 9 to the Condensed Consolidated Financial Statements.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended September 30,		Increase (decrease)
	2020	2019
Net income (loss) from continuing operations attributable to Newmont stockholders	$611	$2,226	$(1,615)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.76	$2.71	$(1.95)

	Nine Months Ended September 30,		Increase (decrease)
	2020	2019
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,860	$2,340	$(480)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$2.31	$3.30	$(0.99)
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended September 30, 2020, compared to the same period in 2019, is primarily due to (i) the recognized gain on the formation of NGM in 2019, (ii) lower sales volumes due to the sale of Kalgoorlie and Red Lake during 2020 and lower ore grade milled at Merian, Ahafo and Akyem, (iii) lower sales volumes, higher Care and maintenance costs due to certain sites experiencing reduced operations, and other incremental costs in response to the COVID-19 pandemic and (iv) pension settlement charges in 2020, partially offset by (i) higher average realized gold prices, (ii) lower income and mining tax expense, (iii) lower operating costs as a result of reduced sales volumes, (iv) lower exploration costs from the temporary reduction of exploration drilling activities as a result of the COVID-19 pandemic, (v) the change in fair value of investments, (vi) lower Goldcorp transaction and integration costs and (vii) lower general and administrative expense costs.
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the nine months ended September 30, 2020, compared to the same period in 2019, is primarily due to (i) the recognized gain on the formation of NGM in 2019, (ii) lower sales volumes, higher Care and maintenance costs due to certain sites experiencing reduced operations and other incremental costs in response to the COVID-19 pandemic, (iii) lower sales volumes due to the sale of Kalgoorlie and Red Lake during 2020, (iv) higher depreciation and amortization rates from the formation of NGM, (v) the impairment charge of TMAC Resources, Inc. ("TMAC"), (vi) pension settlement charges and (vii) charges from debt extinguishment, partially offset by (i) higher average realized gold prices, (ii) the recognized gain on the sales of Kalgoorlie, Continental Gold, Inc. ("Continental") and Red Lake in 2020, (iii) lower income and mining tax expense, (iv) lower Goldcorp transaction and integration costs, (v) the change in fair value of investments, (vi) lower exploration costs from the temporary reduction of exploration drilling activities as a result of the COVID-19 pandemic, (vii) lower reclamation and remediation adjustments, (viii) lower Nevada JV transaction and implementation costs and (ix) lower general and administrative expense costs. For discussion regarding variations in production volumes and unit cost metrics, see Results of Consolidated Operations below.
The details of our Sales are set forth below. See Note 5 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended September 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$2,860	$2,483	$377	15%
Copper	43	40	3	8
Silver	138	78	60	77
Lead	30	25	5	20
Zinc	99	87	12	14
	$3,170	$2,713	$457	17%

	Nine Months Ended September 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$7,347	$6,376	$971	15%
Copper	101	163	(62)	(38)
Silver	337	109	228	209
Lead	92	38	54	142
Zinc	239	87	152	175
	$8,116	$6,773	$1,343	20%
The following analysis summarizes consolidated sales for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,864	$42	$122	$36	$99
Provisional pricing mark-to-market	19	2	12	(1)	14
Silver streaming amortization	—	—	16	—	—
Gross after provisional pricing and streaming impact	2,883	44	150	35	113
Treatment and refining charges	(23)	(1)	(12)	(5)	(14)
Net	$2,860	$43	$138	$30	$99
Consolidated ounces (thousands)/ pounds (millions) sold	1,495	14	6,371	42	98
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,917	$2.94	$19.15	$0.87	$1.01
Provisional pricing mark-to-market	12	0.15	2.00	(0.02)	0.15
Silver streaming amortization	—	—	2.40	—	—
Gross after provisional pricing and streaming impact	1,929	3.09	23.55	0.85	1.16
Treatment and refining charges	(16)	(0.10)	(1.86)	(0.12)	(0.15)
Net	$1,913	$2.99	$21.69	$0.73	$1.01
__________________________________________________________________________________________________________________________________________________________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

The following analysis summarizes consolidated sales for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$7,342	$108	$306	$109	$299
Provisional pricing mark-to-market	48	(3)	18	(3)	5
Silver streaming amortization	—	—	48	—	—
Gross after provisional pricing and streaming impact	7,390	105	372	106	304
Treatment and refining charges	(43)	(4)	(35)	(14)	(65)
Net	$7,347	$101	$337	$92	$239
Consolidated ounces (thousands)/ pounds (millions) sold	4,210	40	20,260	133	313
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,744	$2.67	$15.08	$0.82	$0.96
Provisional pricing mark-to-market	11	(0.07)	0.90	(0.02)	0.02
Silver streaming amortization	—	—	2.36	—	—
Gross after provisional pricing and streaming impact	1,755	2.60	18.34	0.80	0.98
Treatment and refining charges	(10)	(0.11)	(1.68)	(0.11)	(0.21)
Net	$1,745	$2.49	$16.66	$0.69	$0.77
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,485	$44	$70	$29	$112
Provisional pricing mark-to-market	6	(2)	—	—	—
Silver streaming amortization	—	—	11	—	—
Gross after provisional pricing and streaming impact	2,491	42	81	29	112
Treatment and refining charges	(8)	(2)	(3)	(4)	(25)
Net	$2,483	$40	$78	$25	$87
Consolidated ounces (thousands)/ pounds (millions) sold	1,682	17	4,552	30	107
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,477	$2.62	$15.25	$0.96	$1.04
Provisional pricing mark-to-market	4	(0.13)	—	—	—
Silver streaming amortization	—	—	2.41	—	—
Gross after provisional pricing and streaming impact	1,481	2.49	17.66	0.96	1.04
Treatment and refining charges	(5)	(0.12)	(0.48)	(0.12)	(0.23)
Net	$1,476	$2.37	$17.18	$0.84	$0.81
__________________________________________________________________________________________________________________________________________________________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

The following analysis summarizes consolidated sales for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$6,384	$173	$96	$44	$112
Provisional pricing mark-to-market	13	(3)	—	—	—
Silver streaming amortization	—	—	16	—	—
Gross after provisional pricing and streaming impact	6,397	170	112	44	112
Treatment and refining charges	(21)	(7)	(3)	(6)	(25)
Net	$6,376	$163	$109	$38	$87
Consolidated ounces (thousands)/ pounds (millions) sold	4,656	63	6,719	47	107
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,371	$2.75	$14.35	$0.93	$1.04
Provisional pricing mark-to-market	3	(0.05)	—	—	—
Silver streaming amortization	—	—	2.39	—	—
Gross after provisional pricing and streaming impact	1,374	2.70	16.74	0.93	1.04
Treatment and refining charges	(4)	(0.11)	(0.51)	(0.12)	(0.23)
Net	$1,370	$2.59	$16.23	$0.81	$0.81
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Three Months Ended September 30,
	2020 vs. 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(278)	$(7)	$32	$11	$(10)
Increase (decrease) in average realized price	670	9	37	(5)	11
Decrease (increase) in treatment and refining charges	(15)	1	(9)	(1)	11
	$377	$3	$60	$5	$12

	Nine Months Ended September 30,
	2020 vs. 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(612)	$(61)	$228	$79	$214
Increase (decrease) in average realized price	1,605	(4)	32	(17)	(22)
Decrease (increase) in treatment and refining charges	(22)	3	(32)	(8)	(40)
	$971	$(62)	$228	$54	$152
The increases in gold sales during the three and nine months ended September 30, 2020, compared to the same periods in 2019, are primarily due to higher average realized gold prices, partially offset by lower ounces sold due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic, in addition to the sale of Red Lake and Kalgoorlie during 2020.
The increase in copper sales during the three months ended September 30, 2020, compared to the same period in 2019, is primarily due to higher average realized copper prices, partially offset by copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019, compared to a co-product for the first six months of 2019. The decrease in copper sales during the nine months ended September 30, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019, compared to a co-product for the first six months of 2019, lower ore grade milled at Boddington and lower average realized copper prices.
The increases in silver sales during the three and nine months ended September 30, 2020, compared to the same periods in 2019, are primarily due to higher ounces sold at Peñasquito due to the blockade in the prior year reducing production and sales and nine months of operations in 2020 as compared to six months in 2019 and higher average realized silver prices, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.

The increases in lead sales during the three and nine months ended September 30, 2020, compared to the same periods in 2019, are primarily due to higher pounds sold at Peñasquito due to the blockade in the prior year reducing production and nine months of operations in 2020 as compared to six months in 2019, partially offset by lower average realized lead prices and Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic .
The increase in zinc sales during the three months ended September 30, 2020, compared to the same period in 2019, is primarily due to higher average realized zinc prices and lower treatment and refining costs due to lower pounds sold, partially offset by lower pounds sold due to the timing of zinc shipments. The increase in zinc sales during the nine months ended September 30, 2020, compared to the same period in 2019, is primarily due to higher pounds sold at Peñasquito due to the blockade in the prior year reducing production and nine months of operations in 2020 as compared to six months in 2019, partially offset by lower average realized zinc prices and Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended September 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$1,130	$1,232	$(102)	(8)%
Copper	28	28	—	—
Silver	45	60	(15)	(25)
Lead	17	25	(8)	(32)
Zinc	49	47	2	4
	$1,269	$1,392	$(123)	(9)%

	Nine Months Ended September 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$3,210	$3,412	$(202)	(6)%
Copper	78	115	(37)	(32)
Silver	148	101	47	47
Lead	56	45	11	24
Zinc	167	63	104	165
	$3,659	$3,736	$(77)	(2)%
The decreases in Costs applicable to sales for gold during the three and nine months ended September 30, 2020, compared to the same periods in 2019, are primarily due to lower ounces sold due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic, in addition to the sale of Red Lake and Kalgoorlie during 2020, partially offset by higher ounces sold at Musselwhite and Peñasquito during three and nine months ended September 30, 2020 due to the fire at Musselwhite halting operations in the prior year and the blockade at Peñasquito reducing production for a portion of 2019 and higher ounces sold at Porcupine during the nine months ended September 30, 2020 due to Borden achieving commercial production in the fourth quarter of 2019.
Costs applicable to sales for copper during the three months ended September 30, 2020 was in line with the prior year. The decrease in Costs applicable to sales for copper during the nine months ended September 30, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019 compared to a co-product for the first six months of 2019, partially offset by higher mill maintenance costs at Boddington.
The decrease in Costs applicable to sales for silver and lead during the three months ended September 30, 2020, compared to the same period in 2019, is due to decreased cost allocations and timing of sales. The increase in Costs applicable to sales for silver and lead during the nine months ended September 30, 2020, compared to the same period in 2019, is primarily due to increased production at Peñasquito due to the blockade in the prior year reducing production and nine months of operations in 2020 as compared to six months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The increase in Costs applicable to sales for zinc during the three months ended September 30, 2020, compared to the same period in 2019, is due to increased cost allocation and timing of sales. The increase in Costs applicable to sales for zinc during the nine months ended September 30, 2020, compared to the same periods in 2019, are primarily due to the blockade at Peñasquito in the prior year reducing production and nine months of operations in 2020 as compared to six months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended September 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$517	$490	$27	6%
Copper	5	6	(1)	(17)
Silver	24	16	8	50
Lead	9	7	2	29
Zinc	26	13	13	100
Other	11	16	(5)	(31)
	$592	$548	$44	8%

	Nine Months Ended September 30,		Increase (decrease)	Percent Change
	2020	2019
Gold	$1,425	$1,218	$207	17%
Copper	14	26	(12)	(46)
Silver	82	26	56	215
Lead	31	13	18	138
Zinc	90	22	68	309
Other	43	42	1	2
	$1,685	$1,347	$338	25%

The increases in Depreciation and amortization for gold during the three and nine months ended September 30, 2020, compared to the same periods in 2019, are primarily due to increased sales volumes at Musselwhite and Peñasquito and Borden achieving commercial production in the fourth quarter of 2019. The nine months ended September 30, 2020, compared to the same period in 2019, was also impacted by higher depreciation and amortization rates from the formation of NGM.
Depreciation and amortization for copper during the three months ended September 30, 2020 was in line with the prior year. The decrease in Depreciation and amortization for copper during the nine months ended September 30, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019 compared to a co-product for the first six months of 2019.
The increases in Depreciation and amortization for silver and lead during the three and nine months ended September 30, 2020, compared to the same periods in 2019, are primarily due to increased production at Peñasquito due to the blockade in the prior year reducing production and nine months of operations in 2020 as compared to six months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The increase in Depreciation and amortization for zinc during the three months ended September 30, 2020, compared to the same period in 2019, is primarily due to allocation of costs and timing of sales. The increase in Depreciation and amortization for zinc during the nine months ended September 30, 2020, compared to the same period in 2019, is primarily due to increased production at Peñasquito due to the blockade in the prior year reducing production and nine months of operations in 2020 as compared to six months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Reclamation and remediation decreased by $24 and $49 during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to an update of the project cost estimates in the prior year at the Dawn, Mule Canyon and Northumberland sites, and water management costs at the Con Mine.
Exploration expense decreased by $40 and $80 during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to the temporary reduction of exploration drilling activities due to the COVID-19 pandemic.

Advanced projects, research and development expense decreased by $4 and $10 during the three and nine months ended September 30, 2020, respectively. The decreases compared to the same periods in 2019 were primarily due to lower spend on various projects and full potential initiatives in Africa. The nine months ended September 30, 2020, compared to the same period in 2019, was also impacted by lower spend in Nevada following the formation of NGM, partially offset by increased spend associated with full potential opportunities in North America.
General and administrative expense decreased by $16 and $19 during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to the progression of integration activities for the Newmont Goldcorp transaction and other cost reduction efforts. General and administrative expense as a percentage of Sales was 2.1% and 2.5% for the three and nine months ended September 30, 2020, compared to 3.1% and 3.3% in the same periods in 2019.
Care and maintenance was $26 and $171 during the three and nine months ended September 30, 2020, respectively. Care and maintenance represents direct operating costs incurred at sites temporarily placed into care and maintenance or operating at reduced levels as a result of the COVID-19 pandemic.
Other expense, net increased by $54 during the three months ended September 30, 2020, compared to the same period in 2019, primarily due to COVID-19 specific costs incurred as a result of the COVID-19 pandemic, higher settlement costs and increased impairments of long-lived and other assets; partially offset by decreases in transaction costs associated with the Newmont Goldcorp transaction. Other expense, net decreased by $59 during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to decreases in transaction costs associated with the Newmont Goldcorp transaction and the Nevada JV agreement, partially offset by COVID-19 specific costs incurred as a result of the COVID-19 pandemic, higher settlement costs and increased impairments of long-lived and other assets.
Gain on formation of Nevada Gold Mines was $— for both the three and nine months ended September 30, 2020, compared to $2,366 for the same periods in 2019. The gain on formation of NGM represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed.
Gain on asset and investment sales, net was $1 and $593 during the three and nine months ended September 30, 2020, respectively, and was $(1) and $32 during the three and nine months ended September 30, 2019, respectively. The change for the nine months ended September 30, 2020, compared to 2019, is primarily due to the 2020 sales of Kalgoorlie in Australia, the Red Lake complex in Canada and our investment in Continental. See Note 9 for additional information on asset sales and Note 19 for additional information on investment sales.
Other income, net decreased by $76 and $169 during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease for the three months ended September 30, 2020 is primarily due to pension settlement charges and unrealized foreign exchange losses in the current year compared to unrealized foreign exchange gains in the prior year, partially offset by larger increases in the fair value of investments in the current year. The decrease for the nine months ended September 30, 2020 is primarily due to an other-than-temporary impairment of our investment in TMAC, debt extinguishment charges and pension settlement charges, partially offset by larger increases in the fair value of investments in the current year.
Interest expense, net decreased by $2 during the three months ended September 30, 2020 compared to the same period in 2019 due to lower interest rates as a result of the Company's recent debt refinancing transactions. Interest expense, net increased by $18 during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to increased debt balances as a result of the Newmont Goldcorp transaction and a decrease in capitalized interest.
Income and mining tax expense (benefit) was $305 and $558, and $446 and $703 during the three and nine months ended September 30, 2020 and 2019, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 11 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	September 30, 2020					September 30, 2019
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$220	20%		$45	(2)	$88	22%		$19	(2)
CC&V	46	15		7	(3)	18	—		—	(3)
Corporate & Other	(18)	157		(29)	(4)	2,278	20		464	(4)
Total US	248	9		23		2,384	20		483
Australia	284	38		107	(5)	168	37		62	(5)
Ghana	164	37		60	(6)	145	34		50	(6)
Suriname	80	26		21	(7)	69	26		18	(7)
Peru	2	550		11	(8)	48	73		35	(8)
Canada	(63)	(33)		21	(9)	(75)	31		(23)	(9)
Mexico	175	46		80	(10)	(5)	(620)		31	(10)
Argentina	(20)	15		(3)	(11)	18	(506)		(91)	(11)
Other Foreign	10	—		—		26	8		2
Rate adjustments	—	N/A		(15)	(12)	—	N/A		(9)	(12)
Consolidated	$880	35%	(13)	$305		$2,778	20%	(13)	$558
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)Includes deduction for percentage depletion of $(16) and $(10) and mining taxes of $14 and $7, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(3) and $(5), respectively.
(4)Includes valuation allowance of $(24) and $36, respectively.
(5)Includes mining taxes net of associated federal benefit of $23 and $13, respectively.
(6)Includes uncertain tax position reserve adjustment of $6 and $—, respectively.
(7)Includes valuation allowance of $1 and $1, respectively.
(8)Includes mining taxes net of associated federal benefit of $— and $7 and valuation allowance of $10 and $13, respectively.
(9)Includes mining taxes net of associated benefit of $10 and $1, valuation allowance of $2 and $7, uncertain tax position reserve adjustment of $(7) and $(5), and tax impacts from the exposure to fluctuations in foreign currency of $6 and $(9), respectively.
(10)Includes mining taxes net of associated federal benefit of $11 and $(9), valuation allowance of $2 and $25, uncertain tax position reserve adjustment of $(8) and $13, and tax impact from the exposure to fluctuations in foreign currency of $18 and $(12), respectively.
(11)Includes valuation allowance of $8 and $13 and tax impacts from the exposure to fluctuations in foreign currency of $(11) and $(117), respectively.
(12)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(13)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

	Nine Months Ended
	September 30, 2020					September 30, 2019
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$487	20%		$98	(2)	$238	20%		$47	(2)
CC&V	91	12		11	(3)	21	—		—	(3)
Corporate & Other	(254)	30		(76)	(4)	2,033	22		455	(4)
Total US	324	10		33		2,292	22		502
Australia	1,141	22		247	(5)	414	40		164	(5)
Ghana	346	35		122	(6)	292	34		98	(6)
Suriname	232	27		62	(7)	195	26		50	(7)
Peru	(32)	(156)		50	(8)	112	54		61	(8)
Canada	(51)	(61)		31	(9)	(105)	11		(12)	(9)
Mexico	299	(11)		(33)	(10)	(182)	20		(37)	(10)
Argentina	(71)	62		(44)	(11)	9	(1,133)		(102)	(11)
Other Foreign	21	—		—		46	11		5
Rate adjustments	—	N/A		(22)	(12)	—	N/A		(26)	(12)
Consolidated	$2,209	20%	(13)	$446		$3,073	23%	(13)	$703
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)Includes deduction for percentage depletion of $(40) and $(25) and mining taxes of $36 and $18, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(8) and $(4), respectively.
(4)Includes valuation allowance of $(26) and $64 and uncertain tax position reserve adjustment of $— and $5, respectively.
(5)Includes mining taxes net of associated federal benefit of $55 and $41, and valuation allowance of $(148) and $—, respectively.
(6)Includes uncertain tax position reserve adjustment of $6 and $—, respectively.
(7)Includes valuation allowance of $2 and $1, respectively.
(8)Includes mining taxes net of associated federal benefit of $1 and $9, valuation allowance of $27 and $17, and expense related to prior year tax disputes of $28 and $—, respectively.
(9)Includes mining tax net of associated benefit of $11 and $—, valuation allowance of $11 and $3, uncertain tax position reserve adjustment of $(12) and $3, and tax impacts from the exposure to fluctuations in foreign currency of $(1) and $6, respectively.
(10)Includes mining tax net of associated federal benefit of $14 and $1, valuation allowance of $(2) and $27, uncertain tax position reserve adjustment of $(13) and $13 and tax impact from the exposure to fluctuations in foreign currency of $(128) and $(41), respectively.
(11)Includes valuation allowance of $8 and $— and tax impacts from the exposure to fluctuations in foreign currency of $(42) and $(112), respectively.
(12)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(13)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

During the quarter, the Nevada legislature passed three resolutions proposing amendments to the Nevada Constitution to modify provisions regarding the Net Proceeds of Minerals tax, which could significantly increase the mining taxes paid by NGM. These resolutions will require further approval over a multi-year process which would ultimately include a statewide vote. NGM has engaged stakeholders to discuss the potential impact of the resolutions, the fiscal requirements of the State, and the economic contributions of the Nevada mining industry.
On March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions such as the accelerated recoverability of alternative minimum tax credits and relaxing limitations on the deductibility of interest and on the use of net operating losses. The Company has analyzed this legislation and has determined that it has no effect on the income tax expense. However, due to the provision accelerating the recoverability of alternative minimum tax credits, the Company received a refund of all outstanding alternative minimum tax credits as of September 30, 2020.
In addition to the FFCR and CARES Acts, governments in various jurisdictions in which the Company operates, passed legislation in response to the COVID-19 pandemic. The Company has evaluated these provisions and determined there is no impact on the income tax expense.
Equity income (loss) of affiliates was $53 and $119 during the three and nine months ended September 30, 2020, respectively, and was $32 and $53 during the three and nine months ended September 30, 2019, respectively. The increases are primarily due to income of $52 and $135, respectively, from the Pueblo Viejo mine, which was acquired as part of the Newmont

Goldcorp transaction. For the three and nine months ended September 30, 2020, earnings before income taxes and depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $115 and $298, respectively, and was $80 and $154 during the three and nine months ended September 30, 2019, respectively. Pueblo Viejo EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For additional information regarding our Equity income (loss) of affiliates, see Note 12.
Net income (loss) from discontinued operations was $228 and $145 for the three and nine months ended September 30, 2020, respectively. The change is primarily due to the change in fair value of the Holt royalty obligation and option. Refer to Note 18 for additional information on the Holt royalty obligation and option. Net income (loss) from discontinued operations was $(48) and $(100) for the three and nine months ended September 30, 2019, respectively. The change was primarily due to an increase in the Holt royalty obligation resulting from an increase in the expected gold price and a decrease in the discount rate.

For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.
Net loss (income) attributable to noncontrolling interests from continuing operations was $17 and $22 during the three and nine months ended September 30, 2020, respectively, and was $26 and $83 during the three and nine months ended September 30, 2019, respectively. The change is due to net losses at Yanacocha in the current year compared to net income in the prior year.
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
In response to the COVID-19 pandemic, we safely placed the Musselwhite, Éléonore, Yanacocha and Cerro Negro mine sites temporarily into care and maintenance during March 2020 and Peñasquito in April 2020. During the second quarter 2020, operations at all five mine sites resumed. Ramp up efforts continued through the third quarter 2020 and as of September 30, 2020, Musselwhite, Éléonore and Peñasquito were fully operational while Yanacocha has ramped up to near normal operations. Cerro Negro continues to operate at reduced levels while managing ongoing COVID-19 related travel restrictions and collaborating with local authorities and trade unions. For the three and nine months ended September 30, 2020, we recognized $26 and $171 of cash and $9 and $86 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively.
During this period, our other mines continued to operate with robust controls, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate. We have adopted a risk-based approach to business travel, are providing flexible and remote working plans for employees and are maintaining effective contact tracing procedures and “social distancing” protocols. For the three and nine months ended September 30, 2020, we incurred $32 and $67, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, as a result of these and other actions taken to protect our employees and operations, and to support the local communities in which we operate.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	414	325	$762	$945	$408	$394	$1,003	$1,276
South America	232	375	885	669	373	225	1,162	841
Australia	309	339	690	768	188	171	889	944
Africa	229	267	693	563	306	282	865	741
Nevada	337	344	761	711	445	434	904	915
Total/Weighted-Average (4)	1,521	1,650	$756	$733	$353	$301	$1,020	$987
Attributable to Newmont	1,454	1,550

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	238	203	$513	$756	$274	$206	$735	$1,226
Australia (6)	35	33	840	758	153	145	998	907
Total/Weighted-Average	273	236	$556	$747	$258	$192	$770	$1,155

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	87	94

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	1,022	657	$792	$976	$399	$378	$1,066	$1,290
South America	753	1,027	824	638	371	229	1,111	803
Australia	861	1,038	712	749	184	164	914	911
Africa	608	775	707	586	318	299	889	776
Nevada	992	1,102	764	761	431	317	936	956
Total/Weighted-Average (4)	4,236	4,599	$762	$733	$349	$271	$1,046	$974
Attributable to Newmont	4,019	4,292

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	656	256	$539	$980	$295	$284	$840	$1,471
Australia (6)	94	104	842	819	154	155	1,032	966
Nevada (7)	—	35	—	750	—	243	—	894
Total/Weighted-Average	750	395	$575	$908	$278	$241	$862	$1,259

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	256	169
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended September 30, 2020, Depreciation and amortization includes $9 in care and maintenance costs at South America. For the nine months ended September 30, 2020, Depreciation and amortization includes $51 and $35 in care and maintenance costs at North America and South America, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended September 30, 2020, All-in sustaining costs includes $5 and $21 in care and maintenance costs recorded in Care and maintenance at North America and South America, respectively. For the nine months ended September 30, 2020, All-in sustaining costs includes $92 and $79 in care and maintenance costs recorded in Care and maintenance at North America and South America, respectively.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended September 30, 2020, the Peñasquito mine in North America produced 7,370 thousand ounces of silver, 46 million pounds of lead and 103 million pounds of zinc. For the three months ended September 30, 2019, the Peñasquito mine in North America produced 7,415 thousand ounces of silver, 51 million pounds of lead and 83 million pounds of zinc. For the nine months ended September 30, 2020, the Peñasquito mine in North America produced 20,421 thousand ounces of silver, 130 million pounds of lead and 281 million pounds of zinc. For the nine months ended September 30, 2019, the Peñasquito mine in North America produced 9,158 thousand ounces of silver, 63 million pounds of lead and 108 million pounds of zinc. The Peñasquito mine in North America was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
(6)For the three months ended September 30, 2020 and 2019, the Boddington mine in Australia produced 15 million and 14 million pounds of copper, respectively. For the nine months ended September 30, 2020 and 2019, the Boddington mine in Australia produced 41 million and 45 million pounds of copper, respectively.
(7)For the nine months ended September 30, 2019, the Phoenix mine in Nevada produced 15 million pounds of copper. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
(8)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended September 30, 2020 compared to 2019
Consolidated gold production decreased 8% primarily due to impact of COVID-19 at Yanacocha and Cerro Negro operations in South America and Éléonore operations in North America, in addition to the sale of Red Lake in North America and Kalgoorlie in Australia, partially offset by higher production at Peñasquito in North America due to no community-led blockade in the third quarter of 2020 compared to 2019 and ramp up of production at Musselwhite in North America.
Consolidated gold equivalent ounces – other metals production increased 16% primarily due to no community-led blockade in the third quarter of 2020 compared to 2019 at Peñasquito in North America and higher mill throughput and recovery rates at Boddington in Australia.
Costs applicable to sales per consolidated gold ounce increased 3% primarily due to higher strip ratios at Yanacocha and Merian operations in South America, lower surface grades at Ahafo and higher strip ratio at Akyem in Africa, in addition to capitalization of pre-production stripping costs at NGM in 2019. Costs applicable to sales per consolidated gold equivalent ounce – other metals decreased 26% primarily due to higher gold equivalent ounces – other metals sold at Peñasquito in North America, partially offset by an unfavorable Australian dollar foreign currency exchange rate and lower gold equivalent ounces - other metals sold at Boddington in Australia.
Depreciation and amortization per consolidated gold ounce increased 17% primarily due to care and maintenance costs this year and Borden, Ahafo Mill Expansion and Quecher Main achieving commercial production in the fourth quarter of 2019. Included in Depreciation and amortization is $9 relating to care and maintenance costs. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 34% primarily due to the impact of COVID-19 on operations at Peñasquito in North America, partially offset by higher gold equivalent ounces - other metals sold.
All-in sustaining costs per consolidated gold ounce increased 3% primarily due to higher costs applicable to sales per gold ounce and care and maintenance costs, partially offset by lower sustaining capital spend. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 33% primarily due to lower costs applicable to sales per gold equivalent ounce – other metals and lower sustaining capital spend.
Nine months ended September 30, 2020 compared to 2019
Consolidated gold production decreased 8% primarily due to Yanacocha and Cerro Negro operations in South America, and Éléonore operations in North America being placed into care and maintenance and lower ore grade mined at Ahafo and Akyem in Africa, in addition to the sale of Red Lake in North America and Kalgoorlie in Australia, partially offset by nine months of operations at Éléonore, Porcupine and Peñasquito in North America and Cerro Negro in South America as compared to six months in 2019.
Consolidated gold equivalent ounces – other metals production increased 90% primarily due to nine months of operations in 2020 at Peñasquito in North America as compared to six months in 2019 and no community-led blockade in the third quarter of 2020 compared to 2019, partially offset by the classification of copper as a by-product at Phoenix following the formation of NGM and lower ore grade milled at Boddington in Australia.
Costs applicable to sales per consolidated gold ounce increased 4% primarily due to lower gold ounces sold, lower ore grade mined and higher strip ratio at Yanacocha and Merian in South America, lower ore grade mined at Ahafo in Africa, partially offset by lower stockpile and leach pad inventory adjustments. Costs applicable to sales per consolidated gold equivalent ounce – other metals decreased 37% primarily due to higher gold equivalent ounces – other metals sold and the impact of the blockade in 2019 at Peñasquito in North America, in addition to the classification of copper as a by-product at Phoenix in Nevada following the formation of NGM.
Depreciation and amortization per consolidated gold ounce increased 29% primarily due to care and maintenance costs in 2020, higher amortization rates from the formation of NGM and Borden, Ahafo Mill Expansion and Quecher Main achieving commercial production in the fourth quarter of 2019. Included in Depreciation and amortization is $86 relating to care and maintenance costs. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 15% primarily due to Peñasquito in North America being placed on care and maintenance in the second quarter of 2020 due to the COVID-19 pandemic, partially offset by higher gold equivalent - other metals sold.

All-in sustaining costs per consolidated gold ounce increased 7% primarily due to care and maintenance costs and higher costs applicable to sales per gold ounce. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 32% primarily due to lower costs applicable to sales per gold equivalent ounce – other metals, partially offset by care and maintenance costs and higher sustaining capital spend.
North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	74	82	$867	$890	$296	$291	$1,081	$1,087
Red Lake (4)	—	25	—	1,479	—	704	—	1,872
Musselwhite	45	—	985	—	713	—	1,260	—
Porcupine	80	77	736	739	334	270	911	843
Éléonore	57	82	924	827	547	329	1,118	932
Peñasquito	158	59	570	1,131	302	286	835	1,681
Total/Weighted-Average (5)	414	325	$762	$945	$408	$394	$1,003	$1,276

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (6)	238	203	$513	$756	$274	$206	$735	$1,226

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	203	240	$901	$903	$295	$294	$1,085	$1,076
Red Lake (4)	38	65	1,066	1,298	44	629	1,182	1,734
Musselwhite	63	3	1,172	3,570	813	3,129	1,945	7,131
Porcupine	244	130	722	877	333	290	862	1,027
Éléonore	131	148	925	861	573	308	1,345	1,002
Peñasquito	343	71	606	1,226	336	305	845	1,714
Total/Weighted-Average (5)	1,022	657	$792	$976	$399	$378	$1,066	$1,290

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (6)	656	256	$539	$980	$295	$284	$840	$1,471
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended September 30, 2020, there were no care and maintenance costs included in Depreciation and amortization at North America. For the nine months ended September 30, 2020, Depreciation and amortization includes $7, $16 and $28 in care and maintenance costs at Musselwhite, Éléonore and Peñasquito, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended September 30, 2020, All-in sustaining costs includes $5 in care and maintenance costs recorded in Care and maintenance at Musselwhite. For the nine months ended September 30, 2020, All-in sustaining costs includes $28, $26 and $38 in care and maintenance costs recorded in Care and maintenance at Musselwhite, Éléonore and Peñasquito, respectively.
(4)The sale of the Red Lake complex to Evolution closed on March 31, 2020. Refer to Note 9 for more information on asset sales.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)For the three months ended September 30, 2020, Peñasquito produced 7,370 thousand ounces of silver, 46 million pounds of lead and 103 million pounds of zinc. For the three months ended September 30, 2019, Peñasquito produced 7,415 thousand ounces of silver, 51 million pounds of lead and 83 million pounds of zinc. For the nine months ended September 30, 2020, Peñasquito produced 20,421 thousand ounces of silver, 130 million pounds of lead and 281 million pounds of zinc. For the nine months ended September 30, 2019, Peñasquito produced 9,158 thousand ounces of silver, 63 million pounds of lead and 108 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
Three months ended September 30, 2020 compared to 2019
CC&V, USA. Gold production decreased 10% primarily driven by timing of leach recoveries from Valley Leach Fill 2. Costs applicable to sales per gold ounce decreased 3% primarily driven by lower fuel costs and lower inventory adjustments. Depreciation and amortization per gold ounce increased 2% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce decreased 1% primarily due to lower costs applicable to sales per gold ounce partially offset by higher advanced projects spend.
Musselwhite, Canada. The replacement of the underground conveyor system is in progress with construction activity at full capacity. We recognized $5 of cash care and maintenance costs included in Care and maintenance at Musselwhite in the third quarter of 2020. Due to the impact of the conveyor fire in March 2019, Musselwhite had no gold production or sales in the third quarter of 2019.
Porcupine, Canada. Gold production increased 4% primarily driven by higher ore grade mined from Borden, which achieved commercial production in the fourth quarter of 2019, a higher draw down of in-circuit inventory as compared to the prior year and higher mill recovery from the lead nitrate circuit. Costs applicable to sales per gold ounce was in line with the prior year. Depreciation and amortization per gold ounce increased 24% primarily driven by Borden reaching commercial production in the fourth quarter of 2019 and lower gold ounces sold. All-in sustaining costs per gold ounce increased 8% primarily driven by higher sustaining capital and advanced projects spend.
Éléonore, Canada. Gold production decreased 30% primarily driven by COVID-19 impact on the operations and lower ore tons mined. Costs applicable to sales per gold ounce increased 12% primarily driven by lower ore tons and grade mined, partially offset by lower costs due to less activity. Depreciation and amortization per gold ounce increased 66% primarily driven by lower gold ounces sold. All-in sustaining costs per gold ounce increased 20% primarily driven by higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Peñasquito, Mexico. Gold production increased 168% primarily driven by no community-led blockade in the third quarter of 2020 compared to 2019. Gold equivalent ounces – other metals production increased 17% primarily driven by no community-led blockade in the third quarter of 2020 compared to 2019. Costs applicable to sales per gold ounce decreased 50% primarily driven by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals decreased 32% primarily driven by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce increased 6% primarily driven by the impact of COVID-19 on the operations, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 33% primarily driven by impact of COVID-19 on the operations, partially offset by higher gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce decreased 50% primarily driven by lower costs applicable to sales per gold ounce and lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 40% primarily driven by lower costs applicable to sales per gold equivalent ounce - other metals and lower sustaining capital spend.
Nine months ended September 30, 2020 compared to 2019
CC&V, USA. Gold production decreased 15% primarily driven by timing of leach recoveries from Valley Leach Fill 2 and lower ore grades milled, partially offset by higher leach production from Valley Leach Fill 1. Costs applicable to sales per gold ounce was in line with the prior year. Depreciation and amortization per gold ounce was in line with the prior year. All-in sustaining costs per gold ounce increased 1% primarily due to lower gold ounces sold.
Musselwhite, Canada. Musselwhite was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Processing activities resumed in February 2020, primarily from surface stockpiles. Underground mine development and rehabilitation of the underground conveyor following the fire in March 2019 continued during the first half of 2020; however, the ramp up of Musselwhite operations and the construction of the conveyor was temporarily halted and the operations were placed on care and maintenance on March 22, 2020 in response to the COVID-19 pandemic. Milling activities at Musselwhite began ramping-up in June 2020 and replacement of the underground conveyor system is in progress with construction activity at full capacity. We recognized $28 of cash and $7 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Musselwhite in 2020. Gold production significantly increased primarily driven by processing activities restarting in 2020 following the conveyor fire in March 2019, partially offset by the site being placed on care and maintenance. Costs applicable to sales per gold ounce decreased 67% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 74% primarily driven by higher gold ounces sold, partially offset by the impact of the site being placed on care and maintenance. All-in sustaining costs per gold ounce decreased 73% primarily driven by higher gold ounces sold, partially offset by care and maintenance costs.
Porcupine, Canada. Porcupine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production increased 88% primarily driven by nine months of operations in 2020 as compared to six months in 2019, in addition to Borden achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce decreased 18% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce increased 15% primarily driven by Borden reaching commercial production in the fourth quarter of 2019, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 16% primarily driven by lower costs applicable to sales per gold ounce.
Éléonore, Canada. Éléonore was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. On March 23, 2020, the Éléonore operations were temporarily halted as the operations were placed on care and maintenance due to the Quebec government’s restriction on non-essential travel in response to the COVID-19 pandemic. The Quebec government lifted restrictions on April 13, 2020 and we commenced engagement with the Cree First Nation Grand Council and the Cree Health Board to determine an acceptable path forward to protect its workforce and communities. Éléonore began ramping-up operations and milling activities resumed in May 2020. We recognized $26 of cash and $16 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Éléonore in 2020. Gold production decreased 11% primarily driven by the operations being placed into care and maintenance, partially offset by nine months of operations in 2020 as compared to six months in 2019. Costs applicable to sales per gold ounce increased 7% primarily driven by lower ore grade mined and lower gold ounces sold. Depreciation and amortization per gold ounce increased 86% primarily driven by the impact of the site being placed on care and maintenance and higher amortization rates from changes in reserves and the mine plan. All-in sustaining costs per gold ounce increased 34% primarily driven by care and maintenance costs.
Peñasquito, Mexico. Peñasquito was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. The Peñasquito operations were temporarily halted on April 12, 2020 as the mine was placed on care and maintenance due to the Mexico federal government issuing a decree mandating the temporary suspension of all non-essential activities, including mining, in response to the COVID-19 pandemic. On May 18, 2020, production ramp up activities began with a phased approach consistent with the Mexican government’s regulations following the designation of mining as an essential activity. Milling activities resumed in May 2020 and production commenced in June 2020, prior to which, the site implemented required hygiene protocols and mobilized key operations and maintenance teams for training. We recognized $38 of cash and $28 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Peñasquito in 2020. Gold production increased 383% primarily driven by nine months of operations in 2020 as compared to six months in 2019 and no community-led blockade in the third quarter of 2020 compared to 2019, partially offset by the site being placed on care and maintenance in the second quarter of 2020 due to the COVID-19 pandemic. Gold equivalent ounces – other metals production increased 156% primarily driven by nine months of operations in 2020 as compared to six months in 2019 and no community-led blockade in the third quarter of 2020 compared to 2019, partially offset by the site being placed on care and maintenance in the second quarter of 2020 due to the COVID-19 pandemic. Costs applicable to sales per gold ounce decreased 51% primarily driven by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals decreased 45% primarily driven by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce increased 10% primarily driven by the impact of the site being placed on care and maintenance in the second quarter of 2020 due to the COVID-19 pandemic, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 4% primarily driven by the site being placed on care and maintenance in the second quarter of 2020 due to the COVID-19 pandemic, partially offset by higher gold equivalent - other metals sold. All-in sustaining costs per gold ounce decreased 51% primarily driven by lower costs applicable to sales per gold ounce, partially offset by care and maintenance costs. All-in sustaining costs per gold equivalent ounce – other metals decreased 43% primarily driven by lower costs applicable to sales per gold equivalent ounce - other metals, partially offset by care and maintenance costs.
South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	80	143	$1,009	$720	$329	$226	$1,325	$881
Merian	106	124	809	616	252	191	917	761
Cerro Negro	46	108	850	663	670	235	1,346	860
Total / Weighted Average (4)	232	375	$885	$669	$373	$225	$1,162	$841
Yanacocha (48.65%)	(40)	(68)
Merian (25.00%)	(27)	(32)
Attributable to Newmont	165	275

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	87	94

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
	2020	2019	2020	2019	2020	2019	2020	2019
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	270	426	$1,012	$710	$369	$200	$1,358	$895
Merian	339	398	710	555	219	176	811	672
Cerro Negro	144	203	748	648	670	340	1,271	833
Total / Weighted Average (4)	753	1,027	$824	$638	$371	$229	$1,111	$803
Yanacocha (48.65%)	(132)	(207)
Merian (25.00%)	(85)	(100)
Attributable to Newmont	536	720

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	256	169

___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended September 30, 2020, Depreciation and amortization includes $9 in care and maintenance costs at Cerro Negro. For the nine months ended September 30, 2020, Depreciation and amortization includes $7 and $28 in care and maintenance costs at Yanacocha and Cerro Negro, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended September 30, 2020, All-in sustaining costs includes $2, $18 and $1 in care and maintenance costs recorded in Care and maintenance at Yanacocha, Cerro Negro and Other South America, respectively. For the nine months ended September 30, 2020, All-in sustaining costs includes $27, $50 and $2 in care and maintenance costs recorded in Care and maintenance at Yanacocha, Cerro Negro and Other South America, respectively.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended September 30, 2020 compared to 2019
Yanacocha, Peru. Yanacocha operations continued to ramp up operations to normal levels in the third quarter of 2020. We recognized $2 of cash care and maintenance costs included in Care and maintenance at Yanacocha in the third quarter of 2020. During the third quarter of 2020, gold production decreased 44% primarily due to lower leach production as the operation ramped up from the quarantine in the second quarter of 2020 due to the COVID-19 pandemic, and lower ore grade milled as a result of lower ore grade mined and lower recovery. Costs applicable to sales per gold ounce increased 40% primarily due to higher strip ratio and lower ore grade mined, partially offset by higher by-product credits. Depreciation and amortization per gold ounce increased 46% primarily due to higher amortization rates as a result of Quecher Main achieving commercial production in the fourth quarter of 2019 and lower gold ounces sold. All-in sustaining costs per gold ounce increased 50% primarily due to higher costs applicable to sales per gold ounce and care and maintenance costs.
Merian, Suriname. Gold production decreased 15% primarily due to lower ore grade milled, partially offset by a draw-down as compared to a build-up of in-circuit ounces in the prior year. Costs applicable to sales per gold ounce increased 31% primarily due to a higher strip ratio, higher gold price-driven royalties and lower gold ounces sold. Depreciation and amortization per gold ounce increased 32% due to lower gold ounces sold and higher amortization rates from asset additions. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. Cerro Negro continued to operate at reduced levels while managing ongoing COVID-19 related travel restrictions and collaborating with local authorities and trade unions. We recognized $18 of cash and $9 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Cerro Negro in the third quarter of 2020. Gold production decreased 57% primarily due to the impact on operations of governmental COVID-19 restrictions, resulting in limited ore availability. Costs applicable to sales per gold ounce increased 28% primarily driven by lower gold ounces sold and lower by-product credits. Depreciation and amortization per gold ounce increased 185% primarily driven by the impact of COVID-19 on the operations resulting in lower gold ounces sold. All-in sustaining costs per gold ounce increased 57% primarily driven by care and maintenance costs and higher costs applicable to sales per gold ounces.
Pueblo Viejo, Dominican Republic. Gold production decreased 7% primarily driven by lower ore grade milled. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Nine months ended September 30, 2020 compared to 2019
Yanacocha, Peru. On March 16, 2020 the Yanacocha operations were temporarily halted as the operations were placed on care and maintenance due to government travel restrictions in-country in response to the COVID-19 pandemic. While in care and maintenance, limited personnel remained on-site to perform essential work, including security, water treatment, environmental protection and gold production continued from leach pads. In May 2020, milling operations resumed following the confirmation that the Peru economic reactivation plan allowed surface mining. We recognized $27 of cash and $7 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Yanacocha in 2020. Gold production decreased 37% primarily due to lower ore grade milled as a result of lower ore grade mined, in addition to the site being placed on care and maintenance which negatively impacted mill throughput and leach pad production. Costs applicable to sales per gold ounce increased 43% primarily due to lower ore grade mined, higher strip ratio and higher leach pad inventory adjustments. Depreciation and amortization per gold ounce increased 85% primarily due to higher amortization rates as a result of Quecher Main achieving commercial production in the fourth quarter of 2019, the impact of the site being placed on care and maintenance and higher leach pad inventory adjustments. All-in sustaining costs per gold ounce increased 52% primarily due to higher costs applicable to sales per gold ounce and care and maintenance costs.
Merian, Suriname. Gold production decreased 15% primarily due to lower ore grade milled as a result of lower ore grade mined. Costs applicable to sales per gold ounce increased 28% primarily due to lower ore grade mined, higher strip ratio and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 24% due to lower gold ounces sold and higher amortization rates from asset additions. All-in sustaining costs per gold ounce increased 21% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. Cerro Negro was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. On March 20, 2020 the Cerro Negro operations were temporarily halted as the operations were placed on care and maintenance due to Argentina suspending all commercial flights and inter-province transportation in response to the COVID-19 pandemic. Essential activities to maintain infrastructure, continue environmental management, provide security and perform ground control requirements continued while the operations were in care and maintenance. In early May, the operations began implementing a safe restart plan, remobilizing its workforce and limited milling activities resumed. We recognized $50 of cash and $28 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Cerro Negro in 2020. Gold production decreased 29% primarily driven by the operations being placed into care and maintenance, partially offset by nine months of operations in 2020 as compared to six months in 2019. Costs applicable to sales per gold ounce increased 15% primarily driven by lower gold ounces sold. Depreciation and amortization per gold ounce increased 97% primarily driven by the impact of the site being placed on care and maintenance and lower gold ounces sold. All-in sustaining costs per gold ounce increased 53% primarily driven by care and maintenance costs and higher costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Our equity method investment in Pueblo Viejo was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production increased 51% primarily due to nine months of operations in 2020 as compared to six months in 2019. Refer to Note 12 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	178	167	$846	$813	$150	$151	$985	$958
Tanami	131	114	478	573	228	220	723	758
Kalgoorlie (3)	—	58	—	996	—	109	—	1,141
Total/Weighted-Average (4)	309	339	$690	$768	$188	$171	$889	$944

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	35	33	$840	$758	$153	$145	$998	$907

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	488	507	$873	$825	$154	$153	$1,046	$949
Tanami	373	361	505	549	210	191	707	725
Kalgoorlie (3)	—	170	—	942	—	110	—	1,090
Total/Weighted-Average (4)	861	1,038	$712	$749	$184	$164	$914	$911

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	94	104	$842	$819	$154	$155	$1,032	$966
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
(5)For the three months ended March 31, 2020 and 2019, Boddington produced 15 million and 14 million pounds of copper, respectively. For the nine months ended September 30, 2020 and 2019, Boddington produced 41 million and 45 million pounds of copper, respectively.
Three months ended September 30, 2020 compared to 2019
Boddington, Australia. Gold production increased 7% primarily due to higher mill throughput and recovery rate improvements. Gold equivalent ounces – other metals production increased 6% primarily due to higher mill throughput and recovery rate improvements. Costs applicable to sales per gold ounce increased 4% primarily due to unfavorable Australian dollar foreign currency exchange rate and higher gold price driven-royalties, partially offset by lower maintenance costs. Costs applicable to sales per gold equivalent ounce – other metals increased 11% primarily due to unfavorable Australian dollar foreign currency exchange rate and lower gold equivalent ounces - other metals sold, partially offset by lower maintenance costs. Depreciation and amortization per gold ounce decreased 1% primarily due to higher gold ounces produced. Depreciation and amortization per gold equivalent ounce – other metals increased 6% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 3% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 10% primarily driven by higher costs applicable to sales per gold equivalent ounce - other metals.
Tanami, Australia. Gold production increased 15% primarily due to higher ore grade milled as a result of higher ore grade mined, partially offset by lower throughput. Costs applicable to sales per gold ounce decreased 17% primarily due to higher gold ounces sold and lower operating costs, partially offset by unfavorable Australian dollar foreign currency exchange rate and higher gold-price driven royalties. Depreciation and amortization per gold ounce increased 4% primarily due to higher amortization rates from asset additions, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 5% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Nine months ended September 30, 2020 compared to 2019
Boddington, Australia. Gold production decreased 4% primarily due to lower ore grade milled as a result of lower ore grade mined. Gold equivalent ounces – other metals production decreased 10% primarily due to lower ore grade milled as a result of lower ore grade mined. Costs applicable to sales per gold ounce increased 6% primarily due to lower gold ounces sold, higher mill maintenance costs, higher co-product allocation of costs to gold and higher gold price-driven royalties, partially offset by a favorable Australian dollar foreign currency exchange rate and no stockpile inventory adjustments. Costs applicable to sales per gold equivalent ounce – other metals increased 3% primarily due to lower gold equivalent ounces - other metals sold and higher mill maintenance costs, partially offset by a favorable Australian dollar foreign currency exchange rate, no stockpile inventory adjustments and lower co-product allocation of costs to copper. Depreciation and amortization per gold ounce increased 1% primarily due to lower gold ounces sold, partially offset by no stockpile inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals decreased 1% primarily due to lower co-product allocation of costs to other metals and no stockpile inventory adjustments, partially offset by lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 7% primarily due to higher costs applicable to sales per gold equivalent ounces - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production increased 3% primarily due to higher mill throughput as a result of higher ore tons mined, partially offset by lower ore grade milled as a result of lower ore grade mined. Costs applicable to sales per gold ounce decreased 8%

primarily due to a favorable Australian dollar foreign currency exchange rate, lower power costs and higher gold ounces sold, partially offset by higher gold-price driven royalties. Depreciation and amortization per gold ounce increased 10% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in March 2019, in addition to other asset additions. All-in sustaining costs per gold ounce decreased 2% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	139	162	$733	$617	$291	$256	$912	$811
Akyem	90	105	634	484	328	319	775	612
Total / Weighted Average (3)	229	267	$693	$563	$306	$282	$865	$741

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	342	458	$783	$621	$311	$253	$983	$820
Akyem	266	317	612	537	326	363	750	691
Total / Weighted Average (3)	608	775	$707	$586	$318	$299	$889	$776
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended September 30, 2020 compared to 2019
Ahafo, Ghana. Gold production decreased 14% primarily due to lower ore grade milled as a result of lower ore grade mined from the Subika pit, partially offset by higher throughput due to the Ahafo Mill Expansion project achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce increased 19% primarily due to lower ore grade mined and higher gold price-related royalties. Depreciation and amortization per gold ounce increased 14% primarily due to higher amortization from the Ahafo Mill Expansion, which achieved commercial production in the fourth quarter of 2019, and lower gold ounces sold. All-in sustaining costs per gold ounce increased 12% primarily due to higher costs applicable to sales per gold ounce and higher reclamation costs, partially offset by lower advanced projects spend and lower sustaining capital spend.
Akyem, Ghana. Gold production decreased 14% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 31% primarily driven by higher strip ratio, lower gold ounces sold and higher gold price-related royalties. Depreciation and amortization per gold ounce increased 3% primarily due to lower gold ounces sold, partially offset by lower amortization rates due to a longer reserve life. All-in sustaining costs per gold ounce increased 27% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend, partially offset by lower reclamation costs.
Nine months ended September 30, 2020 compared to 2019
Ahafo, Ghana. Gold production decreased 25% primarily due to lower ore grade milled as a result of lower ore grade mined from the Subika pit, partially offset by higher throughput due to the Ahafo Mill Expansion project achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce increased 26% primarily due to lower ore grade mined, higher strip ratio, higher mill maintenance costs and higher gold price-related royalties. Depreciation and amortization per gold ounce increased 23% primarily due to higher amortization from the Ahafo Mill Expansion, which achieved commercial production in the fourth quarter of 2019, and lower gold ounces sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower advanced projects spend and lower sustaining capital spend.
Akyem, Ghana. Gold production decreased 16% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 14% primarily due to lower gold ounces sold and higher gold price-related royalties, partially offset by no stockpile inventory adjustment. Depreciation and amortization per gold ounce decreased 10% primarily due to lower amortization rates due to a longer reserve life and no stockpile inventory adjustment, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower reclamation and sustaining capital spend.

Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	337	344	$761	$701	$445	$446	$904	$920
Carlin	—	—	—	854	—	266	—	854
Phoenix	—	—	—	1,094	—	354	—	1,187
Twin Creeks	—	—	—	340	—	109	—	340
Long Canyon	—	—	—	692	—	670	—	692
Total/Weighted-Average (3)	337	344	$761	$711	$445	$434	$904	$915

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2020	2019	2020	2019	2020	2019	2020	2019
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	992	344	$764	$701	$431	$446	$936	$920
Carlin	—	404	—	878	—	261	—	1,076
Phoenix	—	96	—	981	—	281	—	1,149
Twin Creeks	—	162	—	661	—	178	—	830
Long Canyon	—	96	—	376	—	377	—	466
Total/Weighted-Average (3)	992	1,102	$764	$761	$431	$317	$936	$956

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Phoenix (4)	—	35	$—	$750	$—	$243	$—	$894
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the nine months ended September 30, 2019, the Phoenix mine in Nevada produced 15 million pounds of copper. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
Three months ended September 30, 2020 compared to 2019
Nevada Gold Mines. Attributable gold production decreased 2% as lower production at Turquoise Ridge (including Twin Creeks) and Cortez of 21% and 10%, respectively, was only partially offset by 79% higher production at Long Canyon and 19% higher production at Phoenix. Production at Carlin (including Goldstrike) comprised over half of Nevada Gold Mines production and was consistent with the comparable period last year. The lower production at Turquoise Ridge was due to lower mill throughput and ore grade while the lower production at Cortez was due to the timing of leach recoveries. Higher production at Long Canyon was driven by higher grades mined and Phoenix production was also higher from higher grades, as well as higher mill recoveries.
Costs applicable to sales per gold ounce increased 9% primarily due to 49% higher costs applicable to sales per gold ounce at Cortez from higher waste stripping, which was capitalized as pre-production stripping last year, and 20% higher costs at Turquoise Ridge impacted by the lower ore grade and production. Long Canyon costs applicable to sales per gold ounce was 28% lower, primarily due to the higher production, while 43% lower costs applicable to sales per gold ounce at Phoenix were favorably impacted by higher volumes. Costs applicable to sales per gold ounce at Carlin were consistent with the comparable period last year, increasing 4% impacted by slightly lower production.
Depreciation and amortization per gold ounce was in line with the prior year. Lower depreciation and amortization per gold ounce at Carlin and Turquoise Ridge of 18% and 12%, respectively, was due primarily to lower amortization rates. This was mostly offset by higher depreciation and amortization per gold ounce at Cortez of 21%, driven by lower production.
All-in sustaining costs per gold ounce decreased 2% primarily due to favorable results at Phoenix and Long Canyon which were lower by 48% and 26%, respectively. Both Phoenix and Long Canyon were favorably impacted by lower costs applicable to sales. These favorable results were only partially offset by 31% higher all-in sustaining costs per gold ounce at Cortez and 16% higher all-in sustaining costs per gold ounce at Turquoise Ridge, both impacted by lower volumes. Carlin was consistent with the comparable period last year.
Nine months ended September 30, 2020 compared to 2019
Nevada Gold Mines. Attributable gold production increased 188% primarily due to nine months of operations in 2020 as compared to three months of operations in 2019. Cost metrics were impacted by nine months of operations in 2020 as compared to three months of operations in 2019.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol and the Surinamese dollar. Approximately 45% and 35% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended September 30, 2020 and 2019, respectively, including approximately 18% denominated in the Australian Dollar, 11% denominated in the Mexican Peso and 11% denominated in the Canadian Dollar in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $9 per ounce during the three months ended September 30, 2020, compared to the same period in 2019, primarily in Argentina. Approximately 45% and 33% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the nine months ended September 30, 2020 and 2019, respectively, including approximately 18% denominated in the Australian Dollar, 11% denominated in the Canadian Dollar and 10% denominated in the Mexican Peso in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $19 per ounce during the nine months ended September 30, 2020, compared to the same period in 2019, primarily in Argentina.
Our Cerro Negro mine, which was acquired as part of the Newmont Goldcorp transaction and is located in Argentina, is a U.S. dollar functional currency entity. Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. On September 1, 2019, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, with additional controls enacted on May 29, 2020 (“currency controls”). These currency controls include conversion requirements of export proceeds to local currency, limits on exchanges to foreign currencies and the reintroduction of affidavits to verify foreign currency transactions comply with regulations. Since the currency controls were enacted, the Company is required to convert metal sales proceeds to the Argentine Peso within five business days from receipt of cash at Cerro Negro and obtain central bank approval for any dividends or distributions to the parent company. Additionally, the Company is required to pay foreign obligations using offshore funds prior to accessing the onshore foreign exchange market. While we have balances denominated in Argentine pesos that relate to accounts payable and employee-related liabilities and tax receivables and liabilities, the majority of Cerro Negro’s activity has historically been denominated in U.S. dollars. Additionally, a component of the deferred tax liability is carried in Argentine pesos, which is impacted by fluctuations in the Argentine peso exchange rate. Most recently, on September 16, 2020, Argentina’s central bank enacted a new resolution requiring companies to refinance, with at least a two year term, sixty percent of any debt maturing between October 15, 2020 and March 31, 2021. However, this resolution does not apply to intercompany debt and we do not hold any external debt at Cerro Negro. Therefore, this newly enacted resolution, as well as other previously enacted currency controls, are not expected to have a significant impact on our financial statements.

Our Merian mine is located in the country of Suriname, which has experienced significant swings in inflation rates for the last three years. On March 24, 2020, Suriname's central bank enacted the Act Controlling Currency Transactions and Transactions Bureaus in an effort to stabilize the local currency (the "Act"), which was subsequently halted by an interim order and deemed unconstitutional by the Surinamese court. This Act includes a provision on the repatriation of export earnings and restrictions on imports; however, Newmont and the Republic of Suriname have a Mineral Agreement in place superseding these provisions. Therefore, we do not expect there to be a current or future impact to our operations or financial statements. Additionally, on September 21, 2020, the central bank of Suriname adopted a controlled floating rate system and concurrently announced a significant devaluation of the Surinamese dollar. While we have employee-related liabilities denominated in Surinamese dollars, which are impacted by this devaluation, the majority of

Merian’s activity has historically been denominated in U.S. dollars. Therefore, the devaluation of the Surinamese dollar is not expected to have a significant impact on our financial statements.
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
During 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In an effort to protect the health and safety of our workforce, their families and neighboring communities in which we operate, we put five mine sites temporarily into care and maintenance during March and April 2020, while the remaining sites continued to operate. We worked closely with local stakeholders to resume operations at all five mine sites during the second quarter of 2020. As of September 30, 2020, Musselwhite, Éléonore and Peñasquito were fully operational while Yanacocha has ramped up to near normal operations. Cerro Negro continues to operate at reduced levels while managing ongoing COVID-19 related travel restrictions and collaborating with local authorities and trade unions.
We have not had significant shipping delays for produced metals, and third-party refineries that were previously closed have since reopened. Depending on the duration and extent of the impact of the COVID-19 pandemic, additional sites could be placed into care and maintenance; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of September 30, 2020, our available liquidity totals $7,756, consisting of our cash and cash equivalents of $4,828 and borrowing capacity of $2,928 available under our unsecured revolving credit facility, which we believe allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
In December 2019, our Board of Directors authorized a stock repurchase program for up to $1 billion of common stock to be repurchased in the next 12 months. Through September 30, 2020, we have executed trades totaling $800 of common stock repurchases, of which $321 were settled as of September 30, 2020 and $479 were settled as of December 31, 2019. The Company’s management and board of directors also continue to monitor the timing of future share buybacks as it monitors the ongoing evolution of the COVID-19 pandemic.
In January 2020, we announced a plan to increase our quarterly dividend from $0.14 per share to $0.25 per share. In July 2020, the Board approved and declared the second quarter dividend of $0.25 per share, for a total of $201 paid in the third quarter of 2020. In October 2020, the Board approved an additional increase to our quarterly dividend from $0.25 per share to $0.40 per share to be paid in the fourth quarter of 2020. The $0.15 per share increase to the Company’s base quarterly dividend of $0.25 per share is supported by a framework to return 40 to 60 percent of incremental attributable free cash flow to shareholders that is generated above a $1,200 per ounce gold price. Newmont’s dividend framework shares incremental free cash flow with shareholders at higher gold prices. This framework is non-binding and will be periodically reviewed and reassessed by the board of directors. The declaration and payment of future dividends remains at the full discretion of the board and will depend on the Company’s financial results, cash requirements, future prospects, COVID-19 impacts and other factors deemed relevant by the board.

At September 30, 2020, the Company had $4,828 in Cash and cash equivalents, of which $1,382 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At September 30, 2020, $438 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At September 30, 2020, $1,135 in consolidated cash and cash equivalents ($706 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At September 30, 2020, our borrowing capacity on our revolving credit facility was $2,928 and we had no borrowings outstanding under the revolving credit facility. We do not expect any limitations on our ability to access our revolving credit facility as a result of the COVID-19 pandemic. We continue to remain compliant with covenants and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.

Our financial position was as follows:

	At September 30, 2020	At December 31, 2019
Debt	$6,030	$6,138
Lease and other financing obligations	647	696
Less: Cash and cash equivalents	(4,828)	(2,243)
Net debt	$1,849	$4,591
Borrowing capacity on revolving credit facility	$2,928	$2,940
Total liquidity (1)	$7,756	$5,183
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.
Cash Flows
Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities of continuing operations	$3,204	$1,668
Net cash provided by (used in) operating activities of discontinued operations	(8)	(7)
Net cash provided by (used in) operating activities	$3,196	$1,661

Net cash provided by (used in) investing activities of continuing operations	$577	$(817)
Net cash provided by (used in) investing activities of discontinued operations	(75)	—
Net cash provided by (used in) investing activities	$502	$(817)

Net cash provided by (used in) financing activities	$(1,119)	$(1,506)
Net cash provided by (used in) operating activities of continuing operations was $3,204 during the nine months ended September 30, 2020, an increase of $1,536 from the nine months ended September 30, 2019, primarily due to a higher average realized gold price, an increase in collections on accounts receivable and a decrease in payments on other accrued liabilities balances, partially offset by lower sales volumes due to the sale of Kalgoorlie and Red Lake during 2020, lower sales volumes at certain sites experiencing reduced operations and incremental direct costs incurred in 2020 as a result of actions taken to protect against the impacts of the COVID-19 pandemic.
Net cash provided by (used in) investing activities of continuing operations was $577 during the nine months ended September 30, 2020, an increase in cash provided of $1,394 from the nine months ended September 30, 2019, primarily due to the sale of the Kalgoorlie and Red Lake operations, the sale of our investment in Continental Gold and lower capital expenditures in 2020, partially offset by net cash and cash equivalents acquired in the Newmont Goldcorp transaction in 2019.
Net cash provided by (used in) investing activities of discontinued operations was $(75) during the nine months ended September 30, 2020, an increase in cash used of $75 from the nine months ended September 30, 2019, due to the payment for the option to acquire mining and mineral rights subject to the Holt royalty obligation as part of the Kirkland Agreement.
Net cash provided by (used in) financing activities was $(1,119) during the nine months ended September 30, 2020, a decrease in cash used of $387 from the nine months ended September 30, 2019, primarily due to the issuance of 2.25% 2030 Senior Notes in 2020, the 2019 payment of a one-time special dividend related to the Newmont Goldcorp transaction, lower debt payments in 2020 and cash received for Newmont stock options exercised in 2020, partially offset by 2020 repurchases of common stock under the share buyback plan and higher regular cash dividends paid in 2020.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations, where these projects will enhance production or reserves, are considered non-sustaining or development capital. In addition, with the successful consummation of the Newmont Goldcorp transaction, the Company is focused on reprioritization of development projects in its pipeline to ensure that it executes on its capital priorities and provides long-term value to shareholders. The Company’s decision to reprioritize, sell or abandon a development project, which may include returning mining concessions to local stakeholders, could result in a future impairment charge.

For the nine months ended September 30, 2020 and 2019, we had Additions to property, plant and mine development as follows:

	2020			2019
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$41	$156	$197	$66	$172	$238
South America	62	65	127	125	84	209
Australia	81	139	220	43	125	168
Africa	37	73	110	98	88	186
Nevada	59	124	183	39	160	199
Corporate and other	3	31	34	13	9	22
Accrual basis	$283	$588	$871	$384	$638	$1,022
Decrease (increase) in non-cash adjustments			33			11
Cash basis			$904			$1,033
For the nine months ended September 30, 2020, development projects included Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez in Nevada. For the nine months ended September 30, 2019, development projects included Borden and Musselwhite Materials Handling in North America; Quecher Main and Yanacocha Sulfides projects in South America; Tanami Expansion 2 project in Australia; Ahafo North, Subika Underground, and the Ahafo Mill Expansion in Africa; and Turquoise Ridge joint venture 3rd shaft in Nevada.
For the nine months ended September 30, 2020 and 2019, sustaining capital included the following:
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
At September 30, 2020, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Supplemental Guarantor Information
In September 2018, we filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries. These guarantees are full and unconditional, and no other of our subsidiaries guarantees any security issued and outstanding. There are no restrictions on the ability of Newmont, as issuer, or Newmont USA, as guarantor (collectively, the “Obligor Group”), to obtain funds from its subsidiaries by dividend, loan or otherwise. Additionally, the cash provided by operations of the Obligor Group and all of its subsidiaries is available to satisfy debt repayments as they become due, except to the extent of any rights of noncontrolling interests. Net assets attributable to noncontrolling interests were $916 and $950 at September 30, 2020 and December 31, 2019, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at September 30, 2020 and December 31, 2019.

	Obligor Group		Newmont USA
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Current intercompany assets	$10,972	$11,407	$4,368	$3,669
Non-current intercompany assets	$2,154	$2,286	$330	$472
Current intercompany liabilities	$8,190	$9,167	$1,828	$1,814
Current external debt	$474	$—	$—	$—
Non-current external debt	$5,380	$5,815	$—	$—
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
At September 30, 2020, Newmont USA had approximately $5,854 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at September 30, 2020, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At September 30, 2020, (i) Newmont’s total consolidated indebtedness was approximately $6,677, none of which was secured (other than $647 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $6,052 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
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
Off-Balance Sheet Arrangements
In September 2013, the Company entered into a Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch ("BNP") which established a $175 letter of credit facility for a three year period, subsequently extended to September 30, 2020, to support reclamation obligations. In September 2020, the LC Agreement terminated and the Company entered into an Uncommitted Letter of Credit Facility Agreement with BNP which established a $175 uncommitted letter of credit facility for a one-year period to support reclamation obligations.

There have been no other material changes in our off-balance sheet arrangements since December 31, 2019. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2019, for information regarding our off-balance sheet arrangements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Newmont stockholders	$839	$2,178	$2,005	$2,240
Net income (loss) attributable to noncontrolling interests	17	26	22	83
Net (income) loss from discontinued operations (1)	(228)	48	(145)	100
Equity loss (income) of affiliates	(53)	(32)	(119)	(53)
Income and mining tax expense (benefit)	305	558	446	703
Depreciation and amortization	592	548	1,685	1,347
Interest expense, net	75	77	235	217
EBITDA	$1,547	$3,403	$4,129	$4,637
Adjustments:
(Gain) loss on asset and investment sales (2)	$(1)	$1	$(593)	$(32)
Change in fair value of investments (3)	(57)	(19)	(191)	(75)
Impairment of investments (4)	—	1	93	2
Pension settlements and curtailments (5)	83	8	85	8
Loss on debt extinguishment (6)	—	—	77	—
COVID-19 specific costs (7)	32	—	67	—
Settlement costs (8)	26	2	34	2
Impairment of long-lived and other assets (9)	24	3	29	4
Goldcorp transaction and integration costs (10)	—	26	23	185
Restructuring and severance (11)	9	—	12	5
Reclamation and remediation charges (12)	—	17	—	49
Nevada JV transaction and integration costs (13)	—	3	—	26
Gain on formation of Nevada Gold Mines (14)	—	(2,366)	—	(2,366)
Adjusted EBITDA (15)	$1,663	$1,079	$3,765	$2,445
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
(5)Pension settlements and curtailments, included in Other income, net, primarily represents pension settlements in 2020 and pension curtailments in 2019.
(6)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during March and April 2020.
(7)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic.
(8)Settlement costs, included in Other expense, net, primarily represents costs related to the Cedros community agreement at Penasquito in Mexico, a water related settlement at Yanacocha in Peru, mineral interest settlements at Ahafo and Akyem in Africa and other related costs, and certain costs associated with legal and other settlements for 2019.
(9)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of long-lived assets and materials and supplies inventories.
(10)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019 as well as subsequent integration costs.
(11)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
(12)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations in 2019, including adjustments related to a review of the project cost estimates at the Dawn remediation site, as well as increased water management costs at the Con Mine.
(13)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(14)Gain on formation of Nevada Gold Mines, included in Gain on formation of Nevada Gold Mines, represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed.
(15)Adjusted EBITDA has not been adjusted for $26 and $171 of cash care and maintenance costs, included in Care and maintenance, which primarily represent costs incurred associated with our Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the three and nine months ended September 30, 2020, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity income (loss) of affiliates	$53	$32	$119	$53
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	(1)	7	16	12
Equity income (loss) of affiliates, Pueblo Viejo (1)	52	39	135	65
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	45	20	111	44
Depreciation and amortization	18	21	52	45
Pueblo Viejo EBITDA	$115	$80	$298	$154
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

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$839	$1.04	$1.04	$2,005	$2.49	$2.49
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(228)	(0.28)	(0.28)	(145)	(0.18)	(0.18)
Net income (loss) attributable to Newmont stockholders from continuing operations	611	0.76	0.76	1,860	2.31	2.31
(Gain) loss on asset and investment sales (3)	(1)	—	—	(593)	(0.73)	(0.73)
Change in fair value of investments (4)	(57)	(0.07)	(0.07)	(191)	(0.24)	(0.24)
Impairment of investments (5)	—	—	—	93	0.11	0.11
Pension settlement (6)	83	0.10	0.10	85	0.10	0.10
Loss on debt extinguishment (7)	—	—	—	77	0.09	0.09
COVID-19 specific costs, net (8)	27	0.03	0.03	62	0.08	0.08
Settlement costs, net (9)	23	0.03	0.03	31	0.04	0.04
Impairment of long-lived and other assets (10)	24	0.03	0.03	29	0.04	0.04
Goldcorp transaction and integration costs (11)	—	—	—	23	0.03	0.03
Restructuring and severance, net (12)	9	0.01	0.01	11	0.01	0.01
Tax effect of adjustments (13)	(32)	(0.03)	(0.04)	93	0.11	0.11
Valuation allowance and other tax adjustments, net (14)	10	0.01	0.01	(296)	(0.35)	(0.36)
Adjusted net income (loss) (15)	$697	$0.87	$0.86	$1,284	$1.60	$1.59

Weighted average common shares (millions): (16)		803	806		804	806

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
(6)Pension settlements, included in Other income, net, represents pension settlement charges in 2020.
(7)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during March and April 2020.
(8)COVID-19 specific costs, net, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(5) and $(5), respectively.
(9)Settlement costs, net, included in Other expense, net, primarily represents costs related to the Cedros community agreement at Penasquito in Mexico, a water related settlement at Yanacocha in Peru, mineral interest settlements at Ahafo and Akyem in Africa and other related costs. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(3) and $(3), respectively.
(10)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of long-lived assets and materials and supplies inventories.
(11)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019 as well as subsequent integration costs.
(12)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company. Amounts are presented net of income (loss) attributable to noncontrolling interests of $— and $(1), respectively.
(13)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (12), as described above, and are calculated using the applicable regional tax rate.
(14)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and nine months ended September 30, 2020 is due to a net increase or (decrease) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $7 and $(113), respectively, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $14 and $(173), respectively, changes to the reserve for uncertain tax positions of $(10) and $(19), respectively, and other tax adjustments of $3 and $35, respectively. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(4) and $(26), respectively.
(15)Adjusted net income (loss) has not been adjusted for $25 and $158 of cash and $9 and $83 of non-cash care and maintenance costs, included in Care and maintenance and Depreciation and amortization, respectively, which primarily represent costs associated with our Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the three and nine months ended September 30, 2020, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $1, $13, $— and $3, respectively.
(16)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$2,178	$2.66	$2.65	$2,240	$3.16	$3.16
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	48	0.06	0.06	100	0.14	0.14
Net income (loss) attributable to Newmont stockholders from continuing operations	2,226	2.72	2.71	2,340	3.30	3.30
Gain on formation of Nevada Gold Mines (3)	(2,366)	(2.88)	(2.88)	(2,366)	(3.34)	(3.34)
Goldcorp transaction and integration costs (4)	26	0.03	0.03	185	0.26	0.26
Change in fair value of investments (5)	(19)	(0.02)	(0.02)	(75)	(0.10)	(0.10)
Reclamation and remediation charges (6)	17	0.02	0.02	49	0.07	0.07
Loss (gain) on asset and investment sales, net (7)	1	—	—	(30)	(0.04)	(0.04)
Nevada JV transaction and integration costs (8)	3	—	—	26	0.05	0.05
Pension curtailment (9)	8	0.01	0.01	8	0.02	0.02
Restructuring and severance (10)	—	—	—	5	0.01	0.01
Impairment of long-lived and other assets, net (11)	2	—	—	3	—	—
Settlement costs (12)	2	—	—	2	—	—
Impairment of investments (13)	1	—	—	2	—	—
Tax effect of adjustments (14)	439	0.54	0.54	426	0.60	0.60
Valuation allowance and other tax adjustments, net (15)	(48)	(0.06)	(0.05)	(15)	(0.04)	(0.04)
Adjusted net income (loss)	$292	$0.36	$0.36	$560	$0.79	$0.79

Weighted average common shares (millions): (16)		820	822		708	709
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 13 to our Condensed Consolidated Financial Statements.
(3)Gain on formation of Nevada Gold Mines, included in Gain on formation of Nevada Gold Mines, represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed.
(4)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction during 2019.
(5)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental. For additional information regarding our investment, see Note 19 to our Condensed Consolidated Financial Statements.
(6)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former historic mining operations, including adjustments related to a review of the project cost estimates at the Dawn remediation site and increased water management costs at the Con Mine.
(7)Loss (gain) on asset and investment sales, net, included in Other income, net, primarily represents a gain on the sale of exploration property in North America in 2019. Amounts are presented net of income (loss) attributable to noncontrolling interest of $— and $2, respectively.
(8)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(9)Pension curtailment, included in Other income, net, primarily represents curtailment charges recognized due to a significant amount of employees being terminated as a result of establishing NGM.
(10)Restructuring and severance, included in Other expense, net, primarily represents certain costs associated with severance and legal costs.
(11)Impairment of long-lived and other assets, net, included in Other expense, net, represents non-cash write-downs of long-lived assets. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1) and $(1), respectively.
(12)Settlement costs, included in Other expense, net, primarily represents certain costs associated with legal and other settlements.
(13)Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(14)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (13), as described above, and are calculated using the applicable regional tax rate.
(15)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment in the three and nine months ended September 30, 2019 is due to increases or (decreases) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $87 and $111 respectively, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(147) and $(150), respectively, additions to the reserve for uncertain tax positions of $7 and $21, respectively and other tax adjustments of $8 and $5, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(3) and $(2), respectively.
(16)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

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

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$3,196	$1,661
Less: Net cash used in (provided by) operating activities of discontinued operations	8	7
Net cash provided by (used in) operating activities of continuing operations	3,204	1,668
Less: Additions to property, plant and mine development	(904)	(1,033)
Free Cash Flow	$2,300	$635

Net cash provided by (used in) investing activities (1)	$502	$(817)
Net cash provided by (used in) financing activities	$(1,119)	$(1,506)
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs applicable to sales (1)(2)	$1,130	$1,232	$3,210	$3,412
Gold sold (thousand ounces)	1,495	1,682	4,210	4,656
Costs applicable to sales per ounce (3)	$756	$733	$762	$733
____________________________
(1)Includes by-product credits of $34 and $78 during the three and nine months ended September 30, 2020, respectively, and $31 and $60 during the three and nine months ended September 30, 2019, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs applicable to sales (1)(2)	$139	$160	$449	$324
Gold equivalent ounces - other metals (thousand ounces) (3)	248	213	780	357
Costs applicable to sales per ounce (4)	$556	$747	$575	$908
____________________________
(1)Includes by-product credits of $1 and $2 during the three and nine months ended September 30, 2020, respectively, and $— and $2 during the three and nine months ended September 30, 2019, respectively.
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

Three Months Ended September 30, 2020	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)
Gold
CC&V	$61	$1	$3	$—	$—	$—	$10	$75	71	$1,081
Musselwhite	46	1	2	—	2	—	7	58	47	1,260
Porcupine	61	—	3	—	—	—	10	74	81	911
Éléonore	53	1	—	—	—	—	10	64	57	1,118
Peñasquito	74	2	—	—	—	18	13	107	130	835
Other North America	—	—	4	1	2	—	—	7	—	—
North America	295	5	12	1	4	18	50	385	386	1,003

Yanacocha	81	13	2	1	4	—	6	107	80	1,325
Merian	86	1	—	—	—	—	10	97	106	917
Cerro Negro	43	1	—	—	16	—	8	68	51	1,346
Other South America	—	—	1	2	1	—	—	4	—	—
South America	210	15	3	3	21	—	24	276	237	1,162

Boddington	148	3	1	—	—	3	17	172	175	985
Tanami	62	—	3	—	—	—	29	94	130	723
Other Australia	—	—	—	3	1	—	1	5	—	—
Australia	210	3	4	3	1	3	47	271	305	889

Ahafo	99	3	1	1	—	—	20	124	136	912
Akyem	58	5	—	—	—	—	7	70	91	775
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	157	8	1	3	—	—	27	196	227	865

Nevada Gold Mines	258	4	6	3	—	2	34	307	340	904
Nevada	258	4	6	3	—	2	34	307	340	904

Corporate and Other	—	—	24	55	—	—	10	89	—	—
Total Gold	$1,130	$35	$50	$68	$26	$23	$192	$1,524	1,495	$1,020

Gold equivalent ounces - other metals (11)
Peñasquito	$111	$2	$—	$—	$1	$31	$14	$159	215	$735
Boddington	28	—	—	—	—	1	3	32	33	998
Total Gold Equivalent Ounces	$139	$2	$—	$—	$1	$32	$17	$191	248	$770

Consolidated	$1,269	$37	$50	$68	$27	$55	$209	$1,715
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $35 and excludes co-product revenues of $310.
(3)Includes stockpile and leach pad inventory adjustments of $6 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $23 and $14, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $12 and $3, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $1 at CC&V, $1 at Éléonore, $1 at Peñasquito, $1 at Other North America, $3 at Merian, $6 at Other South America, $1 at Tanami, $5 at Other Australia, $4 at Ahafo, $2 at Akyem, $1 at Other Africa, $6 at NGM and $5 at Corporate and Other, totaling $37 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $5 at Musselwhite, $2 at Yanacocha, $18 at Cerro Negro and $1 at Other South America of cash care and maintenance costs associated with the sites temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended September 30, 2020 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for incremental costs of responding to the COVID-19 pandemic of $32, settlement costs of $26, impairment of long-lived and other assets of $24 and restructuring and severance of $9.

(8)Includes sustaining capital expenditures of $55 for North America, $24 for South America, $47 for Australia, $26 for Africa, $34 for Nevada, and $10 for Corporate and Other, totaling $196 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $100. The following are major development projects: Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez.
(9)Includes finance lease payments for sustaining projects of $13.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver $16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.

Three Months Ended September 30, 2019	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Other Expense, Net(6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(9)
Gold
CC&V	$65	$—	$2	$—	$—	$—	$13	$80	73	$1,087
Red Lake	45	2	2	—	—	—	8	57	31	1,872
Musselwhite	8	1	2	—	—	—	10	21	—	—
Porcupine	62	1	—	—	—	—	8	71	84	843
Éléonore	69	—	—	—	—	—	9	78	83	932
Peñasquito	39	1	—	—	—	1	18	59	35	1,681
Other North America	—	—	—	23	1	—	1	25	—	—
North America	288	5	6	23	1	1	67	391	306	1,276

Yanacocha	107	13	4	1	—	—	6	131	149	881
Merian	78	1	2	—	—	—	16	97	127	761
Cerro Negro	78	—	11	—	—	—	12	101	118	860
Other South America	—	—	—	2	—	—	—	2	—	—
South America	263	14	17	3	—	—	34	331	394	841

Boddington	146	3	1	—	—	3	19	172	178	958
Tanami	64	—	2	—	—	—	18	84	112	758
Kalgoorlie	60	2	2	—	—	—	5	69	61	1,141
Other Australia	—	—	3	2	—	—	2	7	—	—
Australia	270	5	8	2	—	3	44	332	351	944

Ahafo	98	1	5	—	—	—	23	127	157	811
Akyem	51	8	—	—	—	—	5	64	107	612
Other Africa	—	—	—	3	1	—	—	4	—	—
Africa	149	9	5	3	1	—	28	195	264	741

Nevada Gold Mines	235	10	5	3	2	2	50	307	334	920
Carlin	8	—	—	—	—	—	—	8	11	854
Phoenix	15	—	—	—	—	2	—	17	13	1,187
Twin Creeks	3	—	—	—	—	—	—	3	8	340
Long Canyon	1	—	—	—	—	—	—	1	1	692
Other Nevada	—	—	—	—	—	—	—	—	—	—
Nevada	262	10	5	3	2	4	50	336	367	915

Corporate and Other	—	—	18	50	—	—	8	76	—	—
Total Gold	$1,232	$43	$59	$84	$4	$8	$231	$1,661	1,682	$987

Gold equivalent ounces - other metals (10)
Peñasquito	$132	$3	$1	$—	$—	$32	$45	$213	173	$1,226
Boddington	28	—	—	—	—	2	3	33	37	907
Phoenix	—	—	—	—	—	—	—	—	3	—
Total Gold Equivalent Ounces	$160	$3	$1	$—	$—	$34	$48	$246	213	$1,155

Consolidated	$1,392	$46	$60	$84	$4	$42	$279	$1,907
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $31 and excludes co-product revenues of $230.
(3)Includes stockpile and leach pad inventory adjustments of $1 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $25 and $21, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $14 and $23, respectively.

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
(6)Other expense, net is adjusted for Goldcorp transaction and integration costs of $26, Nevada JV transaction and integration costs of $3, impairment of long-lived and other assets of $3 and settlement costs of $2.
(7)Includes sustaining capital expenditures of $98 for North America, $34 for South America, $44 for Australia, $27 for Africa, $50 for Nevada and $8 for Corporate and Other, totaling $261 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $167. The following are major development projects: Musselwhite Materials Handling, Borden, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Ahafo Mill Expansion and Turquoise Ridge joint venture 3rd shaft.
(8)Includes finance lease payments for sustaining projects of $18 and excludes finance lease payments for development projects of $3.
(9)Per ounce measures may not recalculate due to rounding.
(10)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019.

Nine Months Ended September 30, 2020	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)
Gold
CC&V	$180	$4	$5	$—	$—	$—	$27	$216	200	$1,085
Red Lake	45	—	1	—	—	—	4	50	42	1,182
Musselwhite	73	2	5	—	24	—	16	120	62	1,945
Porcupine	174	2	7	—	—	—	25	208	241	862
Éléonore	127	2	3	—	26	—	27	185	137	1,345
Peñasquito	188	4	—	—	19	27	24	262	311	845
Other North America	—	—	4	9	3	—	1	17	—	—
North America	787	14	25	9	72	27	124	1,058	993	1,066

Yanacocha	270	42	5	1	30	—	14	362	266	1,358
Merian	239	3	3	1	—	—	27	273	337	811
Cerro Negro	115	2	1	—	54	—	24	196	154	1,271
Other South America	—	—	1	7	2	—	—	10	—	—
South America	624	47	10	9	86	—	65	841	757	1,111

Boddington	421	9	3	—	—	8	64	505	482	1,046
Tanami	189	1	7	—	—	—	68	265	375	707
Other Australia	—	—	—	9	1	—	3	13	—	—
Australia	610	10	10	9	1	8	135	783	857	914

Ahafo	264	7	2	1	2	—	56	332	338	983
Akyem	164	17	1	—	1	—	18	201	268	750
Other Africa	—	—	—	5	—	—	—	5	—	—
Africa	428	24	3	6	3	—	74	538	606	889

Nevada Gold Mines	761	11	16	8	6	8	124	934	997	936
Nevada	761	11	16	8	6	8	124	934	997	936

Corporate and Other	—	—	53	164	3	—	31	251	—	—
Total Gold	$3,210	$106	$117	$205	$171	$43	$553	$4,405	4,210	$1,046

Gold equivalent ounces - other metals (11)
Peñasquito	$371	$6	$1	$—	$19	$114	$67	$578	688	$840
Boddington	78	1	—	—	—	4	12	95	92	1,032
Total Gold Equivalent Ounces	$449	$7	$1	$—	$19	$118	$79	$673	780	$862

Consolidated	$3,659	$113	$118	$205	$190	$161	$632	$5,078

____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $80 and excludes co-product revenues of $769.
(3)Includes stockpile and leach pad inventory adjustments of $18 at Yanacocha and $23 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $69 and $44, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $38 and $9, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $4 at CC&V, $1 at Porcupine, $1 at Éléonore, $2 at Peñasquito,$1 at Other North America, $2 at Yanacocha, $6 at Merian, $19 at Other South America, $4 at Tanami, $11 at Other Australia, $12 at Ahafo, $4 at Akyem, $3 at Other Africa, $14 at NGM and $8 at Corporate and Other, totaling $92 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $28 at Musselwhite, $26 at Éléonore, $38 at Peñasquito, $27 at Yanacocha, $50 at Cerro Negro and $2 at Other South America of cash care and maintenance costs associated with the sites temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended September 30, 2020 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for incremental costs of responding to the COVID-19 pandemic of $67, settlement costs of $34, impairment of long-lived and other assets of $29, Goldcorp transaction and integration costs of $23 and restructuring and severance costs of $12.
(8)Includes sustaining capital expenditures of $156 for North America, $65 for South America, $139 for Australia, $73 for Africa, $124 for Nevada, and $31 for Corporate and Other, totaling $588 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $316. The following are major development projects: Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez.
(9)Includes finance lease payments for sustaining projects of $44.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver $16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.

Nine Months Ended September 30, 2019	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Other Expense, Net(6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(9)
Gold
CC&V	$208	$3	$6	$1	$2	$—	$28	$248	230	$1,076
Red Lake	88	2	5	—	—	—	22	117	68	1,734
Musselwhite	20	1	5	—	—	—	14	40	6	7,131
Porcupine	125	2	2	—	—	—	18	147	143	1,027
Éléonore	144	—	2	—	—	1	21	168	167	1,002
Peñasquito	66	1	—	—	—	1	25	93	54	1,714
Other North America	—	—	1	43	1	—	4	49	—	—
North America	651	9	21	44	3	2	132	862	668	1,290

Yanacocha	300	43	7	1	7	—	20	378	422	895
Merian	220	3	4	1	—	—	39	267	397	672
Cerro Negro	141	1	13	—	1	—	25	181	218	833
Other South America	—	—	—	7	—	—	—	7	—	—
South America	661	47	24	9	8	—	84	833	1,037	803

Boddington	431	9	1	—	—	10	45	496	522	949
Tanami	198	2	5	—	—	—	56	261	361	725
Kalgoorlie	160	3	2	—	—	—	20	185	170	1,090
Other Australia	—	—	4	7	1	—	5	17	—	—
Australia	789	14	12	7	1	10	126	959	1,053	911

Ahafo	281	3	14	—	1	—	71	370	451	820
Akyem	172	25	3	—	1	—	20	221	321	691
Other Africa	—	—	—	7	1	—	—	8	—	—
Africa	453	28	17	7	3	—	91	599	772	776

Nevada Gold Mines	235	10	5	3	2	2	50	307	334	920
Carlin	358	3	9	3	1	—	64	438	408	1,076
Phoenix	116	3	—	1	—	7	10	137	118	1,149
Twin Creeks	113	1	3	1	—	—	23	141	170	830
Long Canyon	36	1	—	1	—	—	7	45	96	466
Other Nevada	—	—	5	—	—	—	4	9	—	—
Nevada	858	18	22	9	3	9	158	1,077	1,126	956

Corporate and Other	—	—	46	148	3	—	9	206	—	—
Total Gold	$3,412	$116	$142	$224	$21	$21	$600	$4,536	4,656	$974

Gold equivalent ounces - other metals (10)
Peñasquito	$209	$3	$2	$—	$—	$34	$65	$313	213	$1,471
Boddington	87	2	—	—	—	6	8	103	106	966
Phoenix	28	2	—	—	—	1	3	34	38	894
Total Gold Equivalent Ounces	$324	$7	$2	$—	$—	$41	$76	$450	357	$1,259

Consolidated	$3,736	$123	$144	$224	$21	$62	$676	$4,986
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $62 and excludes co-product revenues of $397.
(3)Includes stockpile and leach pad inventory adjustments of $10 at CC&V, $10 at Yanacocha, $19 at Boddington, $20 at Akyem, $1 at NGM, $33 at Carlin and $2 at Twin Creeks.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $63 and $60, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $39 and $63, respectively.

(5)Advanced projects, research and development and Exploration excludes development expenditures of $3 at CC&V, $1 at Musselwhite, $4 at Porcupine, $2 at Éléonore, $1 at Peñasquito, $2 at Other North America, $9 at Yanacocha, $2 at Merian, $6 at Cerro Negro, $29 at Other South America, $3 at Tanami, $2 at Kalgoorlie, $12 at Other Australia, $10 at Ahafo, $9 at Akyem, $4 at Other Africa, $8 at NGM, $6 at Carlin, $1 at Phoenix, $2 at Twin Creeks, $12 at Long Canyon, $2 at Other Nevada and $26 at Corporate and Other, totaling $156 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for Goldcorp transaction and integration costs of $185, Nevada JV transaction and integration costs of $26, restructuring and severance costs of $5, impairment of long-lived and other assets of $4 and settlement costs of $2.
(7)Includes sustaining capital expenditures of $172 for North America, $84 for South America, $125 for Australia, $88 for Africa, $160 for Nevada and $9 for Corporate and Other, totaling $638 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $395. The following are major development projects: Musselwhite Materials Handling, Borden, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion and Turquoise Ridge joint venture 3rd shaft.
(8)Includes finance lease payments for sustaining projects of $38 and excludes finance lease payments for development projects of $22.
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
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.
COVID-19 Assessment
In light of the COVID-19 pandemic described above we have reviewed and evaluated our long-lived assets for events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. As of September 30, 2020, we determined that no impairment indicators existed at the balance sheet date, as the pandemic-related restrictions are viewed as temporary and are not expected to have a material impact on the Company’s ability to recover the carrying amounts of its long-lived assets, including those assets temporarily placed on care and maintenance during 2020.
Additionally, we reassessed whether the COVID-19 pandemic required an interim goodwill impairment analysis of our reporting units and determined that no impairment indicators were present as of September 30, 2020. While five of our mines had been placed in care and maintenance during the first and second quarters of 2020, as of September 30, 2020, Musselwhite, Éléonore and Peñasquito were fully operational while Yanacocha has ramped up to near normal operations. Cerro Negro continues to operate at reduced levels while managing ongoing COVID-19 related travel restrictions and collaborating with local authorities and trade unions. No impairment indicators were present as there has not been deterioration in gold prices and COVID-19 related impacts were not expected to have a material impact on the fair value of the Company's reporting units.
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
Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. As part of our regular review of economic assumptions management determined to increase the long-term gold price assumption from $1,300 to $1,500 during the third quarter of 2020. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2020 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,909 and $1,500 per ounce, respectively, a short-term and long-term copper price of $2.96 and $3.00 per pound, respectively, a short-term and long-term silver price of $24.26 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.85 and $1.05 per pound, respectively, a short-term and long-term zinc price of $1.06 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.72 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.75 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.01 and $0.02, respectively.
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
At September 30, 2020, Newmont had gold sales of 136,000 ounces priced at an average of $1,888 per ounce, subject to final pricing over the next several months. Each $25 change in the price for provisionally priced gold sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at September 30, 2020 for gold was $1,887 per ounce.
At September 30, 2020, Newmont had copper sales of 10 million pounds priced at an average of $3.00 per pound, subject to final pricing over the next several months. Each $0.10 change in the price for provisionally priced copper sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2020 for copper was $3.00 per pound.
At September 30, 2020, Newmont had silver sales of 3 million ounces priced at an average of $23.74 per ounce, subject to final pricing over the next several months. Each $0.50 change in the price for provisionally priced silver sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association closing settlement price at September 30, 2020 for silver was $23.42 per ounce.
At September 30, 2020, Newmont had lead sales of 24 million pounds priced at an average of $0.82 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced lead sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2020 for lead was $0.82 per pound.

At September 30, 2020, Newmont had zinc sales of 10 million pounds priced at an average of $1.09 per pound, subject to final pricing over the next several months. Each $0.05 change in the price for provisionally priced zinc sales would have an approximate $— effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at September 30, 2020 for zinc was $1.09 per pound.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs(2)
July 1, 2020 through July 31, 2020	60,069	$60.47	—	$199,429,824
August 1, 2020 through August 31, 2020	6,536	$61.39	—	$199,429,824
September 1, 2020 through September 30, 2020	4,325	$56.33	—	$199,429,824
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 60,069 shares, 6,536 shares and 4,325 shares for the fiscal months of July, August and September 2020, respectively.
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

•Increased inventory of hand sanitizer, soap and hygiene supplies;
•Providing logistical and healthcare support to nearby communities where needed;
•Restricting all non-essential travel;
•Restricting entrance to sites to business-critical visits, essential deliveries and critical contract workers;
•Implementing strict physical distancing protocols in planes, buses, light vehicles, offices and dining facilities;
•Increased frequency of deep cleaning and sanitization of surfaces; and
•Mandatory self-quarantine for anyone who has traveled internationally, has flu-like symptoms or who has had direct contact with any person known to have COVID-19.
The operation of our U.S. based mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years. As of the date of filing, Newmont has received no citations by MSHA in connection with COVID-19 related regulations or requirements.
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
ITEM 5.       OTHER INFORMATION.
Change of Address
Effective October 15, 2020, the Company moved its corporate headquarters to 6900 E Layton Avenue, Denver, Colorado 80237. The Company’s telephone and fax numbers remain the same, phone: 303-863-7414, fax: 303-837-5837.
Compensatory Arrangements of Certain Officers
On October 28, 2020, the Company’s Board of Directors approved an increase in annual base salary for Tom Palmer, President and Chief Executive Officer, to $1,300,000, effective October 1, 2020, in consideration of Mr. Palmer’s performance in the role of Chief Executive Officer since his appointment one year ago in October 2019 and to remain competitive in the market. Mr. Palmer will continue to be eligible for annual short-term incentives and long term incentives pursuant to the terms of the Senior Executive Compensation Program of the Company at the E1 level and other executive benefits as previously disclosed by the Company.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1*	-	Amendment Four to the Executive Change of Control Plan, effective January 1, 2020, filed herewith.

10.2*	-	Amendment One to the 2012 Executive Change of Control Plan, effective January 1, 2020, filed herewith.

10.3*	-	Newmont Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2020, filed herewith.

10.4*	-	Newmont Senior Executive Compensation Program, effective January 1, 2020, filed herewith.

10.5*	-	Newmont Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2020, filed herewith.

22	-	Guarantor Subsidiary of Newmont Corporation. Incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

31.1	-
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

NEWMONT CORPORATION
(Registrant)

Date: October 29, 2020	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2020	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)