Form 10-K
period 2020-12-31
NEWMONT Corp /DE/
filed 2021-02-18
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒ Yes     ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
At June 30, 2020, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $49,521,911,826 based on the closing sale price as reported on the New York Stock Exchange. There were 800,314,223 shares of common stock outstanding on February 11, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive Proxy Statement submitted to the Registrant’s stockholders in connection with our 2021 Annual Stockholders Meeting to be held on April 28, 2021 are incorporated by reference into Part III of this report.

NEWMONT CORPORATION
2020 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Years Ended December 31,
	2020	2019	2018
Financial Results:
Sales	$11,497	$9,740	$7,253
Gold	$10,350	$9,049	$6,950
Copper	$155	$210	$303
Silver	$510	$253	$—
Lead	$134	$85	$—
Zinc	$348	$143	$—
Costs applicable to sales (1)	$5,014	$5,195	$4,093
Gold	$4,408	$4,663	$3,906
Copper	$107	$145	$187
Silver	$201	$181	$—
Lead	$77	$77	$—
Zinc	$221	$129	$—
Net income (loss) from continuing operations	$2,628	$2,956	$319
Net income (loss)	$2,791	$2,884	$380
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,666	$2,877	$280
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$3.31	$3.91	$0.53
Net income (loss) attributable to Newmont stockholders	$3.51	$3.81	$0.64
Adjusted net income (loss) (2)	$2,140	$970	$718
Adjusted net income (loss) per share, diluted (2)	$2.66	$1.32	$1.34
Earnings before interest, taxes and depreciation and amortization (2)	$5,751	$5,954	$2,160
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$5,537	$3,734	$2,584
Net cash provided by (used in) operating activities of continuing operations	$4,890	$2,876	$1,837
Free Cash Flow (2)	$3,588	$1,413	$805
Regular cash dividends paid per common share in the period ended December 31	$1.04	$0.56	$0.56
Regular cash dividends declared per common share for the period ended December 31	$1.45	$0.56	$0.56
Special dividend declared per common share in the period ended December 31 related to the 2019 Newmont Goldcorp transaction	$—	$0.88	$—
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.

NEWMONT CORPORATION
2020 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Years Ended December 31,
	2020	2019	2018
Operating Results:
Consolidated gold ounces (thousands):
Produced	5,824	6,392	5,479
Sold	5,831	6,465	5,516
Attributable gold ounces (thousands):
Produced (1)	5,905	6,291	5,101
Sold (2)	5,550	6,076	5,133
Consolidated and attributable - other metals:
Produced copper (million pounds)	56	79	109
Sold copper (million pounds)	56	80	110
Produced silver (thousand ounces)	27,801	15,860	—
Sold silver (thousand ounces)	28,596	15,987	—
Produced lead (million pounds)	179	108	—
Sold lead (million pounds)	185	108	—
Produced zinc (million pounds)	381	187	—
Sold zinc (million pounds)	407	179	—
Average realized price:
Gold (per ounce)	$1,775	$1,399	$1,260
Copper (per pound)	$2.78	$2.63	$2.74
Silver (per ounce)	$17.86	$15.79	$—
Lead (per pound)	$0.72	$0.79	$—
Zinc (per pound)	$0.86	$0.80	$—
Consolidated costs applicable to sales: (3)(4)
Gold (per ounce)	$756	$721	$708
Gold equivalent ounces - other metals (per ounce) (5)	$571	$858	$782
All-in sustaining costs: (4)
Gold (per ounce)	$1,045	$966	$909
Gold equivalent ounces - other metals (per ounce) (5)	$858	$1,222	$935
____________________________
(1)Attributable gold ounces produced includes 362, 287 and no ounces for the years ended December 31, 2020, 2019 and 2018, respectively, related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
(5)For the definition of gold equivalent ounces see “Results of Consolidated Operations" within Part II, Item 7, Management's Discussion and Analysis.

Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $2,666 or $3.31 per diluted share, a decrease of $211 from the prior year primarily due to the recognized gain on the formation of NGM in 2019, lower sales volumes from certain sites being placed in care and maintenance and the sale of Kalgoorlie and Red Lake, and higher costs in response to the COVID-19 pandemic; partially offset by higher average realized gold prices, gains related to sales of assets and investments, lower transaction and integration costs and lower General and administrative costs.
•Adjusted net income: Delivered Adjusted net income of $2,140 or $2.66 per diluted share, an increase of $1.34 from the prior year (see “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $5,537 in Adjusted EBITDA, an increase of 48% from the prior year (See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $4,890 for the year ended December 31, 2020, an increase of 70% from the prior year, and free cash flow of $3,588 (See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis).
•Portfolio improvements: Completed divestment of the Red Lake Complex in Canada, the Company’s 50 percent ownership interest in Kalgoorlie in Australia, investment holdings in Continental Gold, and a portfolio of eleven royalties; formed exploration joint ventures with Kirkland Lake Gold Inc. in Canada and Agnico Eagle Mines Limited in Colombia; completed materials handling projects at Musselwhite and Éléonore in Canada; progressed Autonomous Haulage System at Boddington in Australia, the Tanami Expansion 2 project in Australia, and a mining method change at Subika Underground in Ghana; advanced study work at Ahafo North and Yanacocha Sulfides with both projects expecting full funds approval in 2021.
•Attributable gold production: Produced 5.9 million ounces of gold, a decrease of 6% over the prior year.
•Financial strength: Ended the year with $5.5 billion of consolidated cash and approximately $8.5 billion of liquidity; increased total dividend declared for the period to $1.45 per share; completed the remaining $521 million of the 2020 share-repurchase program and announced a new $1 billion share-repurchase program to be completed over the next 18 months.
Our global project pipeline
Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Additional projects represent incremental improvements to production and cost guidance.
Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2024, and is expected to reduce operating costs by approximately 10 percent. Development capital costs (excluding capitalized interest) since approval were $126, of which $112 related to 2020.
Musselwhite Materials Handling, North America. This project improves material movement from Musselwhite’s two main zones below Lake Opapimiskan. An underground shaft will hoist ore from the underground crushers, reducing haulage distances and ventilation costs. Commercial production was declared in December 2020.
We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.
COVID-19 Update
In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and was declared a pandemic by the World Health Organization in March 2020. COVID-19 has since spread worldwide, posing public health risks across the globe and has negatively impacted the global economy, disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including a widely available vaccine, the duration and severity of the pandemic and related restrictions, all of which are uncertain and cannot be predicted.
Impact on business and operations
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, during the first quarter and into April 2020, we placed five sites into care and maintenance including Musselwhite and Éléonore in Canada, Peñasquito in Mexico, Yanacocha in Peru and Cerro Negro in Argentina to protect nearby communities and align with country mandated travel restrictions or health considerations. During the second quarter of 2020, we worked closely with local stakeholders to resume operations at all five mine sites. As of December 31, 2020, all sites were fully operational, with the exception of Cerro Negro that continues to progress its ramp up.
In April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $11 has been distributed through December 31, 2020. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
Refer to "Health and Safety" within Part I, Item 1, Business and “Results of Consolidated Operations,” “Liquidity and Capital Resources,” “Non-GAAP Financial Measures” and “Accounting Developments” within Part II, Item 7, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations. For a discussion of COVID-19 related risks to the business, see Part I, Item 1A, Risk Factors.

PART I
ITEM 1.       BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)
Introduction
Newmont Corporation is primarily a gold producer with significant operations and/or assets in the United States, Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. At December 31, 2020, Newmont had attributable proven and probable gold reserves of 94.2 million ounces and an aggregate land position of approximately 22,700 square miles (58,900 square kilometers). Newmont is also engaged in the production of copper, silver, lead and zinc. Newmont Corporation was incorporated in 1921 and is completing its 100th year as the world’s leading gold company.
Newmont’s corporate headquarters are in Denver, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Corporation together with our affiliates and subsidiaries, unless the context otherwise requires.
On April 18, 2019, we completed the acquisition of Goldcorp, Inc. (“Goldcorp”) (“the Newmont Goldcorp transaction”). Results of Goldcorp for the period April 18 to December 31, 2019 and the year ended December 31, 2020 are included in this report. For further information, see Note 3 to the Consolidated Financial Statements.
On July 1, 2019, we completed the formation of Nevada Gold Mines (“NGM”), in which we hold a 38.5% interest. As part of the formation of NGM, we contributed Carlin, Phoenix, Twin Creeks and Long Canyon (“existing Nevada mining operations”) in exchange for our 38.5% interest. Historically, our Phoenix operations in the United States produced copper as a co-product up until the formation of NGM, effective July 1, 2019 (the “effective date”), at which point copper became a by-product. Results of our existing Nevada mining operations for the six months ended June 30, 2019 and the year ended December 31, 2018 are included in this report. NGM is included for the period July 1 to December 31, 2019 and the year ended December 31, 2020, which is presented at our 38.5% proportionate share, unless otherwise indicated. For further information, see Note 32 to the Consolidated Financial Statements.
Segment Information
Our operations are organized in five geographic regions; North America, South America, Australia, Africa and Nevada. Our North America segment consists primarily of Cripple Creek & Victor (“CC&V”) in the United States of America (“U.S.” or “USA”), Musselwhite, Porcupine and Éléonore in Canada and Peñasquito in Mexico. Our South America segment consists primarily of Yanacocha in Peru, Merian in Suriname, Cerro Negro in Argentina and our 40% equity interest in the Pueblo Viejo mine. Our Australia segment consists primarily of Boddington and Tanami in Australia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. Our Nevada segment consists of NGM.
For the year ended December 31, 2019, our Nevada segment included Carlin, Phoenix, Twin Creeks and Long Canyon in the USA, which were contributed to NGM on July 1, 2019. See Note 32 to the Consolidated Financial Statements for further information.
At December 31, 2019, our Red Lake mine in our North America segment and Kalgoorlie mine in our Australia segment were held for sale and subsequently were sold in the first quarter of 2020. See Note 10 to the Consolidated Financial Statements for further information on our assets held for sale.
See Item 1A, Risk Factors, below, and Note 4 to the Consolidated Financial Statements for further information relating to our reportable segments. Refer to Note 5 to the Consolidated Financial Statements for information relating to domestic and export sales and lack of dependence on a limited number of customers.
Products
References in this report to “attributable” means that portion of gold, copper, silver, lead or zinc produced, sold or included in proven and probable reserves and mineralized material based on our proportionate ownership, unless otherwise noted.
Gold
General. We had consolidated gold production from continuing operations of 5.8 million ounces (5.5 million attributable gold ounces) in 2020, 6.4 million ounces (6.0 million attributable gold ounces) in 2019 and 5.5 million ounces (5.1 million attributable gold ounces) in 2018. Of our 2020 consolidated gold production, approximately 25% came from North America, 17% from South America, 20% from Australia, 15% from Africa and 23% from Nevada.
For 2020, 2019 and 2018, 90%, 93% and 96%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. A portion of gold sold from Peñasquito in North America, Boddington in Australia and NGM and Phoenix (until the formation of NGM) in Nevada is sold in a concentrate containing other metals such as copper, silver, lead and/or zinc.

Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.
Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2018 through 2020, mine production has averaged approximately 70% of the annual gold supply.
Gold Price. The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,411
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,160
2016	$1,366	$1,077	$1,251
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,268
2019	$1,546	$1,270	$1,393
2020	$2,067	$1,474	$1,770
2021 (through February 11, 2021)	$1,943	$1,786	$1,856
On February 11, 2021, the afternoon LBMA gold price was $1,840 per ounce.
See Note 2 for information on how we recognize revenue for gold sales from doré production.
Other Co-product Metals
Generally, if a metal expected to be mined represents more than 10 to 20% of the life of mine sales value of all the metal expected to be mined, the metal is considered a co-product and recognized as Sales in the Consolidated Financial Statements.
In 2020, copper production at Boddington and silver, lead and zinc production at Peñasquito are considered co-products. In 2019, copper production at Boddington and Phoenix (until the formation of NGM) and silver, lead and zinc production at Peñasquito were considered co-products. In 2018, copper production at Boddington and Phoenix were considered co-products. Copper, silver, lead and zinc sales are generally in the form of concentrate that is sold to smelters for further treatment and refining.
Copper. We had consolidated co-product copper production of 56 million pounds in 2020, 79 million pounds in 2019 and 109 million pounds in 2018. For 2020, 2019 and 2018, 1%, 2% and 4%, respectively, of Sales were attributable to copper. All of our 2020 copper production came from Australia.
Silver. We had consolidated co-product silver production of 27.8 million ounces in 2020 and 15.9 million ounces in 2019. For 2020 and 2019, 5% and 3%, respectively, of Sales were attributable to silver. All of our 2020 silver production came from North America.
Lead. We had consolidated co-product lead production of 179 million pounds in 2020 and 108 million pounds in 2019. For 2020 and 2019, 1% and 1%, respectively, of Sales were attributable to lead. All of our 2020 lead production came from North America.
Zinc. We had consolidated co-product zinc production of 381 million pounds in 2020 and 187 million pounds in 2019. For 2020 and 2019, 3% and 1%, respectively, of Sales were attributable to zinc. All of our 2020 zinc production came from North America.
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
Some gold sulfide ores may be processed through a flotation plant. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to attach to air bubbles and float to the top of the tank. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave or roaster to recover the gold.
Concentrate. At Peñasquito, sulfide ore is delivered to a crushing and grinding plant which feeds a sulfide processing plant. The sulfide processing plant primarily comprises lead and zinc flotation stages. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrate. The lead concentrate is highly enriched in gold and silver, with a smaller fraction of the precious metal reporting to zinc concentrate. The resulting concentrate is sold to smelters or traders for further processing.
At Boddington and Phoenix (until the formation of NGM), ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a copper/gold concentrate containing approximately 15% to 20% copper. The flotation tailings have a residual gold content that is recovered in a carbon-in-leach circuit.
Competition
The top 10 producers of gold comprise approximately thirty percent of total worldwide mined gold production. We currently rank as the top gold producer with approximately six percent of estimated total worldwide mined gold production. Our competitive position is based on the size and grade of our ore bodies anchored in favorable mining jurisdictions and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce, and to manage our costs.
Licenses and Concessions
Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government. These countries include, among others, the United States, Canada, Mexico, Peru, Suriname, Argentina, Australia and Ghana. The concessions and contracts are subject to the political risks associated with the host country. See Item 1A, Risk Factors, below for further information.
Condition of Physical Assets and Insurance
Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. See “Results of Consolidated Operations" and "Liquidity and Capital Resources" within Part II, Item 7, Management’s Discussion and Analysis, for further information.
We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A, Risk Factors, below for further information.
Environmental, Social and Governance ("ESG")
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans.
Mitigating and managing the inherent risks in our business is critical to our success and aligned with our stakeholders’ interests. We are committed to the responsible management of resources such as land, air quality, water and biodiversity, as well as putting the health and safety of our people first. Newmont's policies and standards support these efforts and guide our performance. In addition, we voluntarily participate in organizations and initiatives that provide a framework for action, a means for independently measuring and assuring our performance and a forum to learn and share best practices. We continue to develop complementary programs to guide our Company toward achieving environmental and social performance objectives in a transparent manner.
Our systems ensure effective health, safety, social responsibility and environmental performance is maintained at all of Newmont operations. Our Global Standards define the minimum expectations at all levels of the business and conformance is formally verified on a regular basis. Additionally, since 2007 we have assessed our environmental management systems against International Standards Organization ("ISO") 14001:2016 stipulations.

Our Combined Voluntary Commitments Assessment program, piloted in 2020, is designed to efficiently manage Newmont’s voluntary sustainability framework commitments, including asset and corporate level assurance and verification activities required for International Council on Mining and Metal’s ("ICMM") Performance Expectations, World Gold Council’s Responsible Gold Mining Principles and, where applicable, Towards Sustainable Mining. Performance against these sustainability frameworks will be publicly reported.
In 2020, we launched an integrated, global Compliance Audit program, which includes assessment of environment and social obligations such as those dictated in regulations, permits, community agreements and similar. Audits are completed at all Newmont's operations on a regular cadence by an independent, third-party audit team, and resulting actions are tracked to completion.
We accept the Intergovernmental Panel on Climate Change’s ("IPCC") assessment of climate science and acknowledge that human activities contribute to climate change and business has an important role in addressing this global challenge. We follow The Climate-related Financial Disclosures ("TCFD") guidelines to disclose climate-related governance, strategy, risk and metrics and targets designed to align with the Paris Agreement outcomes and the long-term goal to limit average temperature rise to well below 2 degrees Celsius. Newmont has participated in annual CDP (formerly "Carbon Disclosure Project") disclosures since 2004, and our greenhouse gas emissions are independently verified following the ISO 14064-3:2006 guidance for the validation and verification of greenhouse gas statements. In November 2020, we committed to industry leading climate targets of 30% reduction in greenhouse gas emissions by 2030, with an ultimate goal of achieving net zero carbon emissions by 2050. As part of this commitment, we will be investing $500 million in climate change initiatives over the next five years, from 2021 through 2025.
We actively participate in the ICMM and are committed to the ICMM’s Mining Principles and its commitment to implement the Ten Principles of the UN Global Compact on human rights, bribery and corruption, labor and the environment. Our compliance to the Mining Principles and any mandatory requirements set out in ICMM Position Statements is externally assured in line with the ICMM Sustainable Development Framework: Assurance Procedure.

We are the only gold producer listed in the S&P 500 Index and are widely recognized for our principled ESG practices. As the second-most transparent reporter in the S&P 500 (as measured by the Bloomberg ESG Disclosure score), we annually report on our sustainability performance in accordance with the Global Reporting Initiative ("GRI") Standards Core option, the GRI Mining and Metals Sector Supplement and the Sustainability Accounting Standards Board ("SASB") guidelines for the Extractives and Minerals Processing Sector (version 2018-10). Newmont was ranked the top miner in June 2020 in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance. Additionally, in 2020, for the sixth year in a row, Newmont was ranked as the mining and metal sector’s top gold miner by the SAM S&P Corporate Sustainability Assessment, and we have been listed on the Dow Jones Sustainability World Index (“DJSI World”) since 2007.
Environmental Matters
Our operations span four continents in a range of ecosystems that include tropical, desert and arctic climates. We understand the impact our activities can have on the environment and are committed to protect and prevent – or otherwise minimize, mitigate and remediate – those impacts in the areas where we operate.
Our mining and exploration activities are subject to various laws and regulations in multiple jurisdictions governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. For a discussion of related risks, see Part I, Item 1A, Risk Factors.
We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Each operating mine has a reclamation plan in place that meets, in all material respects, applicable legal and regulatory requirements. We are also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites.
For a discussion of the most significant reclamation and remediation activities, see Note 6 and Note 31 to the Consolidated Financial Statements.
Newmont's People
At Newmont, one of the strategic pillars is people, which forms the basis of our business planning and establishes objectives by which we measure our performance. The success of our business comes from the accomplishments and well-being of our employees and contractors. Our goal is to build a workplace culture that fosters leaders and allows every person to thrive, contribute, and grow.
Approximately 14,300 people were employed by Newmont and Newmont subsidiaries and approximately 13,500 people were working as contractors in support of Newmont’s operations at December 31, 2020. Additionally, at December 31, 2020, 39% of our workforce were members of a union or participate in a collective bargaining agreement. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly and providing them with safe and healthy working conditions. For a discussion of related risks, see Part I, Item 1A, Risk Factors.

Inclusion and Diversity
The people who work on our behalf give us a competitive advantage. Through our global human capital strategy, we align our talent management efforts with the overall business strategy. The strategy’s focus areas include enhancing the employee experience and evolving for future workforce needs; building our bench strength and leadership capabilities; developing effective labor relations that align stakeholders with a shared future; and improving inclusion, including reaching gender parity. We believe that progressing an inclusive workplace culture is a critical part of tackling the challenge of attracting and retaining diverse employees.
Setting the tone at the top, the Company’s Board has been recognized as a leader in Board diversity and inclusive leadership. Our Board values diversity across a number of categories, including diversity of gender, race, ethnicity and nationality, as well as professional backgrounds, in order to insure that the mix of perspectives, expertise and skills necessary to oversee execution of the Company's strategy are present in our boardroom. During 2020, the Newmont Board achieved gender parity amongst independent Directors, with 50 percent female representation, and 70 percent of our independent Directors falling within either gender or ethnically diverse categories as of December 31, 2020. The diverse nature of our directors, with experiences across various industries and operating regions, enhance oversight of our global organization and strategy.
In 2020, we were also active participants in the Paradigm for Parity framework, a coalition of business leaders committed to a workplace where women and men have equal power, status and opportunity in senior leadership by 2030, and we are committed to advancing the UN Sustainable Development Goal to achieve gender equality. In our annual sustainability report, Newmont voluntarily reports workforce and labor information in accordance with GRI Sustainability Reporting Standards, including data on workforce demographics, compensation and equal remuneration, gender diversity, union representation, labor relations, employee turnover, hiring representation, and training and development.
Emphasis on health, safety and sustainability
The importance of ESG performance is emphasized with our workforce through our training and development programs and our compensation design. Employees eligible for our short-term incentive plan are held accountable for the Company’s health, safety and sustainability performance through Newmont’s performance based compensation structure. ESG will comprise 30% of the Company’s Short-term Incentive Plan payout for 2020, with 20% allocated to health & safety metrics and 10% to sustainability performance based upon key public indices. In 2020, Newmont generated strong results in our health and safety and our sustainability measures with all sites and regions having performed above target for their critical control verifications to support fatality risk management, and significant progress on fatigue and wellbeing risk reduction plans. Additional information regarding the Company’s compensation programs and performance will be provided in the 2020 Proxy Statement, expected to be filed with the SEC on or about March 12, 2021.
For a discussion of related risks, see Part I, Item 1A, Risk Factors.
Health and Safety
We believe that our operations are in compliance with applicable laws and regulations in all material respects. We continue to sustain robust controls at our operations and offices around the globe, including heightened levels of health screening and testing, in connection with COVID-19, to protect both our workforce and the local communities in which we operate. In addition, the Company has an established Health & Safety Management System and Health, Safety and Security Standards that in most cases exceed regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.
The safety of our people and the communities in which we operate is a priority core value; with the right to life and right to safe working conditions among our most salient human rights and key priorities. We strongly believe it is possible to effectively manage these risks, ensuring that everyone returns home safely at the end of the day. To drive a fatality, injury and illness free culture, Newmont has centered its health, safety and security activities on four key focus areas: leadership; fatality prevention; occupational health and wellness; and security threat management.
In 2020 we transformed our fatality risk management program resulting in over 70,000 in-field critical control verifications being undertaken, and a large proportion via our new mobile application. These verifications were undertaken by various levels of leadership who increased their visible field presence. A shift in focus to engineering controls and technology resulted in new Vehicles and Driving standards which includes minimum vehicle specifications. Similarly, the focus on eliminating "live work" has resulted in innovative redesigning of tasks to eliminate our teams exposure to this critical risk.
COVID-19 Impact
The outbreak of COVID-19 was declared a pandemic by the World Health Organization in March 2020. COVID-19 has since spread worldwide, posing public health risks across the globe and has negatively impacted the global economy, disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. In response to the COVID-19 pandemic we fully mobilized our business continuity plans and rapid response crisis management teams and worked closely with host and indigenous communities, regional and national governments and medical experts to protect our workforce and nearby communities, while also taking steps to preserve the long-term value of our business.
As a global business, we are committed to doing our part to combat this disease and protect people and their livelihoods. Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and proactively took conservative steps to prevent further transmission in 2020. These include, but are not limited to:
•Strict social distancing protocols and suspension of large indoor gatherings;
•Flexible and remote working plans for employees;
•Enhancing temperature and questionnaire screening at entry to sites;
•Screening stations established both pre-travel and on-entry incorporating the use of antibody and/or polymerase chain reaction (PCR) testing for sites in high risk locations;
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
Additionally, in April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $11 has been distributed through December 31, 2020. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
Refer to “Consolidated Financial Results,” “Results of Consolidated Operations” and “Liquidity and Capital Resources” within Part II, Item 7, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations. For a discussion of COVID-19 related risks to the business, see Part I, Item 1A, Risk Factors.
Risk Factor Summary
We are subject to a variety of risks and uncertainties, including risks related to our operations and business, financial risk, risks related to our industry, risks related to the jurisdictions in which we operate, risks related to our workforce, legal risks and risks related to our common stock, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:
•Our operations and business have been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future.
•A substantial or extended decline in gold, silver, copper, zinc or lead prices would have a material adverse effect on us.
•We may be unable to replace gold, silver, copper, zinc or lead reserves as they become depleted.
•Estimates of proven and probable reserves and mineralized material are uncertain and actual recoveries may vary from our estimates.
•Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.
•Increased operating and capital costs could affect our profitability.
•Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.
•Challenges in maintaining positive community relations and reputation can pose additional obstacles to our ability to develop our projects.
•We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure and risks associated with implementation, upgrade, operation and integration.
•Our interests in joint ventures remains subject to risk.

•Increased exposure to foreign exchange fluctuations and capital controls may adversely affect Newmont’s costs, earnings and the value of some of our assets.
•Inflation may have a material adverse effect on results of operations.
•Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.
•Any downgrade in the credit ratings assigned to our debt securities could increase our future borrowing costs and adversely affect the availability of new financing.
•Our goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations.
•Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
•Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks, and civil disturbances and criminal activities can disrupt business and expose the Company to liability.
•Competition from other natural resource companies may harm our business.
•We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.
•We may be unable to obtain or retain necessary permits, which could adversely affect our operations.
•Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate.
•Our operations are subject to extensive health and safety and environmental laws and regulations.
•Our operations are subject to a range of physical risks related to climate change and geotechnical challenges.
•Our operations may be adversely affected by rising energy prices or energy shortages.
•Continuation of our mining production is dependent on the availability of sufficient water supplies to support our mining operations.
•Our operations are subject to risks of doing business in multiple jurisdictions, including political, economic and other risks.
•Our business depends on good relations with our employees, and if we are unable to attract and retain additional highly skilled employees, our business and future operations may be adversely affected
•We rely on contractors to conduct a significant portion of our operations and construction projects.
•New legislation and tax risks in various operating jurisdictions could negatively affect us.
•Our business is subject to changing regulations and laws, including, without limitation, extraterritorial and domestic anti-bribery laws and regulations, a breach or violation of which could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of licenses or permits and other collateral consequences and reputational harm.
•Title to some of our properties may be insufficient, defective, or subject to legal challenge in the future.
•The price of our common stock may be volatile, and holders of our common stock may not receive dividends in the future.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Forward-Looking Statements
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “estimate(s),” “should,” “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:
•estimates regarding future earnings and the sensitivity of earnings to gold, copper, silver, lead, zinc and other metal prices;
•estimates of future mineral production and sales;
•estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
•estimates of future cash flows and the sensitivity of cash flows to gold, copper, silver, lead, zinc and other metal prices;

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
•statements regarding future dividends and return to shareholders;
•estimates regarding future exploration expenditures, results and reserves and mineralized material;
•statements regarding fluctuations in financial and currency markets;
•estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
•expectations regarding statements regarding future transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters;
•expectations of future equity and enterprise value;
•expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
•statements regarding future hedge and derivative positions or modifications thereto;
•statements regarding local, community, political, economic or governmental conditions and environments;
•statements and expectations regarding the impacts of COVID-19 and other health and safety conditions;
•statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;
•statements regarding expected changes in the tax regimes in which we operate, including, without limitation, estimates of future tax rates and estimates of the impacts to income tax expense, valuation of deferred tax assets and liabilities, and other financial impacts;
•estimates of income taxes and expectations relating to tax contingencies or tax audits;
•estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters;
•statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized reserve potential;
•estimates of pension and other post-retirement costs;
•statements regarding estimates of timing of voluntary early adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements;
•statements regarding adoption of disclosure standards under new Regulation S-K Subpart 1300 and expectations of future adjustments to estimates of reserves or mineralized material;
•estimates of future cost reductions, synergies, savings and efficiencies in connection with full potential programs and initiatives; and
•expectations regarding future exploration and the development, growth and potential of operations, projects and investments.
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
•the price of gold, copper, silver, lead, zinc and other metal prices and commodities;
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
More detailed information regarding these factors is included in Item 1A, Risk Factors and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Risks Related to Our Operations and Business
Our operations and business have been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future.
The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt operations and may materially and adversely affect its business and financial conditions. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has had an ongoing material impact on the global economy, the duration of which remains uncertain. The COVID-19 pandemic has also disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets.

While the medical community is progressing development of vaccines and other treatment options and governmental agencies, private agencies and the Company seek to mitigate the spread of COVID-19, the efficacy and timing of such measures remains uncertain. Efforts to slow the spread of COVID-19 have already impacted the operation of Newmont’s mines and the development of projects and led to the temporary cancellation of certain exploration activities. For companies, such as Newmont, that operate in multiple jurisdictions, disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues may occur. A number of governments declared states of emergency and implemented restrictive measures such as travel bans, quarantine and self-isolation. Whether additional isolation or restrictions on non-essential business will be put in place again in the future (such as a stay-in, shelter-in place or similar orders) as a COVID-19 mitigation initiative, whether mining will be considered an essential business (and therefore exempt and able to maintain its business operations as adjusted for COVID-19 risks) and the duration of any such orders will remain outside of the Company’s control and are subject to the regulations issued by the respective governments.

The Company carefully considers government restrictions and the needs of its employees and host communities. For example, in order to protect nearby communities and align with government travel restrictions or health considerations in Argentina, Canada, Peru and Mexico, five of Newmont’s operations were temporarily put into care and maintenance during March and April 2020. Although all such sites safely recommenced activities, if there is an increase in incidents of COVID-19 in those countries or regions or other jurisdictions in which the Company operates, there may be further restrictions put in place by the governments or the Company which could result in an adverse impact to operations and productivity at those sites.

Additionally, the Company incurred, and will continue to incur costs as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates, including but not limited to contributions to the Newmont Global Community Support Fund, additional health screenings, incremental travel, security and employee related costs.

Based upon evolving contagion rates or occurrences at our operating sites, senior management or the Board may decide to reduce operational activities and limit activities to essential care and maintenance procedures including the management of critical environmental systems. Such reductions in our operational activities could have a material adverse impact on our business, or financial condition, results of operations and cash flows. The impact of this pandemic could include additional sites being placed into care and maintenance. If the majority of our sites are placed into care and maintenance, this could significantly reduce our cash flow and impact our ability to meet certain covenants related to our revolving credit facility and borrowing capacity.

Other impacts of changing government restriction could include prolonged travel restraints, more stringent shipment restraints, delays in product refining and smelting due to restrictions or temporary closures, other supply chain disruptions and workforce interruptions, including loss of life, and reputational damage in connection with challenges or reactions to action or perceived inaction by the Company related to the COVID-19 pandemic, which could have a material adverse effect on the Company’s cash flows, earnings, results of operations and financial position.

The full extent to which COVID-19 impacts the Company will depend on future developments, including the roll out and effectiveness of the COVID-19 vaccines, which remain uncertain.
A substantial or extended decline in gold, silver, copper, zinc or lead prices would have a material adverse effect on us.
Our business is dependent on the prices of gold, silver, copper, zinc and lead, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:
•Gold sales, purchases or leasing by governments and central banks;
•Speculative short positions taken by significant investors or traders in gold, copper, silver, lead, zinc or other metals;
•The relative strength of the U.S. dollar;
•The monetary policies employed by the world’s major Central Banks;
•The fiscal policies employed by the world’s major industrialized economies;
•Expectations of the future rate of inflation;
•Interest rates;
•Recession or reduced economic activity in the United States, China, India and other industrialized or developing countries;
•Decreased industrial, jewelry, base metal or investment demand;
•Increased import and export taxes;
•Increased supply from production, disinvestment and scrap;
•Forward sales by producers in hedging or similar transactions;
•Availability of cheaper substitute materials; and
•Changing investor or consumer sentiment, including in connection with transition to a low-carbon economy, investor interest in crypto currencies and other investment alternatives and other factors.
Average gold prices for 2020 were $1,770 per ounce (2019: $1,393; 2018: $1,268), average copper prices for 2020 were $2.80 per pound (2019: $2.72; 2018: $2.96), average silver prices for 2020 were $20.55 per ounce (2019: $16.21), average lead prices for 2020 were $0.83 per pound (2019: $0.91) and average zinc prices for 2020 were $1.03 per pound (2019: $1.16). Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to sales of gold, silver, copper, lead or zinc. We have recorded asset impairments in the past and may experience additional impairments as a result of lower gold, silver, copper, zinc or lead prices in the future.
In addition, sustained lower gold, silver, copper, zinc or lead prices can:
•Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at sustained lower metal prices;

•Reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads and increase the likelihood and amount that the Company might be required to record as an impairment charge related to the carrying value of its stockpiles and ore on leach pads;
•Halt or delay the development of new projects;
•Reduce funds available for exploration and advanced projects with the result that depleted reserves may not be replaced; and
•Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices
We may be unable to replace gold, silver, copper, zinc or lead reserves as they become depleted.
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
The reserves stated in this report represent the amount of gold, copper, silver, lead and zinc that we estimated, at December 31, 2020, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, or will be, to a large extent, based on the prices of gold, silver, copper, zinc and lead and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. If our reserve estimations are required to be revised using significantly lower gold, silver, zinc, copper and lead prices as a result of a decrease in commodity prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, this could result in material write-downs of our investment in mining properties, goodwill and increased amortization, reclamation and closure charges.
Producers use feasibility studies for undeveloped ore bodies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.
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
In 2018, the SEC adopted amendments to the disclosure requirements for mining registrants. Under these new rules, SEC Industry Guide 7 will be rescinded and replaced with the disclosure standards under new Regulation S-K Subpart 1300. SEC Industry Guide 7 remains in effect, subject to a transition period. Newmont will be required to comply with the new rules for fiscal years 2021 and after. Accordingly, future adjustment to estimates of reserves or mineralized material will occur due to the differing standards under the new requirements including, but not limited to, the replacement of our estimate of mineralized material with an estimate of

“mineral resources.” In addition, certain provisions of the new disclosure standards are more restrictive and/or prescriptive than those used in other regulatory jurisdictions resulting in variation on declarations and disclosures from those of our non-US joint-venture partners and competitors.
In addition, if the price of gold, silver, copper, zinc or lead declines from recent levels, if production costs increase, grades decline, recovery rates decrease or if applicable laws and regulations are adversely changed, the indicated level of recovery may not be realized or mineral reserves or mineralized material might not be mined or processed profitably. If we determine that certain of our ore reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves and mineralized material. Consequently, if our actual mineral reserves and mineralized material are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.
Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.
Mine development and expansion projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up. Our decision to develop a project is typically based on the results of studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:
•Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;
•Changes in input commodity and labor costs;
•The quality of the data on which engineering assumptions were made;
•Adverse geotechnical conditions;
•Availability of adequate and skilled labor force;
•Availability, supply and cost of water and power;
•Fluctuations in inflation and currency exchange rates;
•Availability and terms of financing;
•Delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;
•Changes in tax laws, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;
•Weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation, drought and/or sub-zero temperatures;
•Potential delays and restrictions in connection with health and safety issues, including pandemics (such as COVID-19) and other infectious diseases;
•Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages; and
•Potential challenges to mining activities or to permits or other approvals or delays in development and construction of projects based on claims of disturbance of cultural resources or the inability to secure consent for such disturbance.
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
For our existing operations, we base our mine plans on geological and metallurgical assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. Further, future positive revisions, if any, remain subject to improvements in costs, recovery, commodity price or a combination of these and other factors. Additionally, we review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, we review the recoverability of the carrying value of long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We also review our goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Management makes multiple assumptions in estimating future undiscounted cash flows, which include productions levels based on life of mine plans, future costs of production, estimates of future production levels based on value beyond proven and probable reserves at the operations, prices of metals, the historical experience of the operations and other factors. There are numerous uncertainties inherent in estimating production levels of gold, silver, copper, zinc and lead and the costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges. We may be required to recognize material non-cash charges relating to impairments of long-lived assets and/or goodwill in the future if actual results differ materially from management’s estimates, which include metal prices, our ability to reduce or control production or capital costs through strategic mine optimization initiatives, increased costs or decreased production due to regulatory issues or if we do not realize the mineable ore reserves or exploration potential at our mining properties. If an impairment charge is incurred, such charges are not reversible at a later date even when favorable modifications to our proven and probable reserves and mineralized material, favorable revisions to environmental obligations, favorable changes in legislation and/or our political or economic environment, and other favorable events occur. As a result of these uncertainties, actual results may be less favorable than estimated returns and initial financial outlook.
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
We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.
Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.
Natural resource extractive companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold, silver, copper, zinc and lead mining operations are significant and based principally on current legal and regulatory requirements and mine closure plans that may change materially. For example, we have conducted extensive remediation work at two inactive sites in the United States. In addition, we are conducting remediation activities at a third site in the United States, an inactive uranium mine and associated mill site formerly operated by one of our subsidiaries and reclamation of several closed mine sites acquired with the Goldcorp transaction in Guatemala and California. In addition, we may be held responsible for the costs of addressing contamination at the site of current or former activities or at third party sites or be held liable to third parties for exposure to hazardous substances should those be identified in the future.
The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 31 to the Consolidated Financial Statements. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position.
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
Damage to our reputation can be the result of the actual or perceived occurrence of a variety of events and circumstances, and could result in negative publicity (for example, with respect to handling of environmental, safety and security matters, dealings with local community organizations or individuals, community commitments, handling of cultural sites or resources, and various other matters).
Recently we have received increased demands from stakeholders for greater transparency on environmental, social and governance performance at the site level. We developed a responsible sourcing strategy to attempt to respond and provided supplemental disclosures in our Beyond the Mine Annual Sustainability Report. Our Code of Conduct (the “Code”) forms the foundation of our internal governance structure as well as our commitment to responsible mining. We encourage employees and others to promptly report incidents of possible violations of the Code and/or our global policies and standards, including in the areas of business integrity, social and environmental, community relations and human rights. Employees and non-employees, including suppliers and community members, can anonymously report concerns via our third-party helpline. Each mine site has a complaints and grievances register to record matters raised by local stakeholders. When necessary, we use independent mechanisms agreed to by the complainants, such as a local leader or committee, to facilitate resolution of such matters before they require public or legal intervention. For disclosure on the nature of the cases and community complaints and grievances arising from the grievance mechanism or helpline, please refer to our Beyond the Mine Annual Sustainability Report available on our website. However, we are not always able to resolve these matters before they are raised publicly or in legal or regulatory proceedings and in the future we may not be able to meet the growing demands of stakeholders through these mechanisms. Such matters once publicized may negatively impact our reputation and may have a material adverse effect on our business, financial position and results of operations.
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
We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure and risks associated with implementation, upgrade, operation and integration.
We are dependent upon information technology and operational technology systems in the conduct of our operations. Our information systems, and those of our third-party service providers and vendors, may be targeted by increasingly sophisticated threat actors. These threats include continually evolving cybersecurity risks from a variety of sources, including, without limitation, malware, computer viruses, cyber threats, extortion, employee error, malfeasance, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, targets and consequences. Additionally, unauthorized parties may attempt to gain access to these systems or our information through fraud or other means of deceiving our third-party service providers, employees or vendors. We have experienced attempts by external parties to compromise our networks and systems. Although such attempts to date have not resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for preparing and protecting against such attempts and mitigating such risks may prove to be insufficient against future attacks. Any future material compromise or breach of our IT systems could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. Given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions. Outages in our operational technology may affect operations related to health and safety and could result in putting lives at risk of harm or death. In addition, as technologies evolve and these cybersecurity attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm, which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. For instance, we review our cybersecurity controls against current industry threats and partner with security vendors to assist with protecting our network and data resources through activities such as penetration and vulnerability testing, assessments against current cybersecurity standards, and leveraging industry recommendations from both independent vendors as well as industry partners. These efforts are designed to address any remediation actions through our ongoing cyber security program. Such efforts may incur significant costs and yet prove insufficient to deter future cybersecurity attacks or prevent all security breaches.

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
To the extent we hold or acquire interests in any joint ventures or enter into any joint ventures in the future, the existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition:
•inconsistent economic, political or business interests or goals between partners or disagreements with partners on strategy for the most efficient development or operation of mines;
•inability to control certain strategic decisions made in respect of properties;
•exercise of majority rights by our partners so as to take actions for which we may not believe to be in the joint venture’s best interests, including but not limited to decisions related to labor relations, litigation, government relations, political contributions, community relations, project approval and project funding mechanisms;
•inability of partners to meet their financial and other obligations to the joint venture or third parties; and
•litigation between partners regarding management, funding or other decisions related to the joint venture.
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
For example, our joint ventures, including the joint venture that combines our and Barrick Gold Corporation’s (“Barrick”) respective Nevada operations, forming NGM, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”), may not be as beneficial to us as expected, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, integration challenges, political risks, labor disputes or other factors. Pursuant to the terms of the Nevada JV Agreement, we hold a 38.5 percent economic interest and Barrick holds a 61.5 percent economic interest in NGM. Barrick operates NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of three managers appointed by Barrick and two managers appointed by Newmont. Outside of certain prescribed matters, decisions of the Board of Managers will be determined by majority vote, with the managers appointed by each company having voting power in proportion to such company’s economic interests in NGM.
Because we beneficially own less than a majority of the ownership interests in NGM, we have limited control of NGM’s operations and we depend in part on Barrick to operate NGM. In the event that Barrick has interests, objectives and incentives with respect to NGM that differ from our own, there can be no assurance that we will be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in NGM, the business of NGM or the portion of our growth strategy related to NGM. Additionally, to the extent NGM is subject to liabilities or litigation, we could be required to become responsible for a proportional share of certain liabilities and/or NGM’s operations could be impacted, which could have an adverse impact on the Company’s cash flows, earnings, results of operations and financial position. For example, Bullion Monarch Mining Inc. (“Bullion Monarch”) has alleged the existence of a 1% net smelter royalty on production over an area of interest encompassing the Northern Carlin Trend and covering much of the Carlin Complex. Bullion Monarch has filed suits in U.S. federal and state courts seeking to enforce the alleged royalty with respect to historical and future production from the Carlin Complex. Although NGM and Barrick dispute the existence of the alleged royalty and defending these claims, an adverse outcome could negatively impact NGM’s profitability.

Additionally, the Company is subject to certain funding requirements in connection with its joint ventures. In 2020, the Company and Barrick entered into an agreement with Pueblo Viejo to provide additional funding of up to $1,300 ($520 attributable to Newmont's 40% ownership interest) through a loan facility for the expansion of Pueblo Viejo's operations. See Note 20 to the Consolidated Financial Statements for more information.

Financial Risks
Increased exposure to foreign exchange fluctuations and capital controls may adversely affect Newmont’s costs, earnings and the value of some of our assets.
Our reporting currency is the U.S. dollar and the majority of our earnings and cash flows are denominated in U.S. dollars. We conduct certain business in currencies other than the U.S. dollar. A portion of our operating expenses are incurred in local currencies. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms at mines located outside the United States. The foreign currencies that primarily affect our results of operations are the Australian Dollar and the Canadian Dollar. Our consolidated earnings and cash flows may also be impacted by movements in the exchange rates. Change in the value of the currencies of the Australian Dollar, Canadian Dollar, the Mexican Peso, the Argentine Peso, the Ghana Cedi, the Chilean Peso or Surinamese Dollar versus the U.S. dollar could negatively impact our earnings.
In addition, from time to time, countries in which we operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging markets countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on Newmont, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for Newmont. For example, in September 2019, Argentina imposed foreign currency controls. See also "Our Merian operation in Suriname is subject to political and economic risks" for information regarding the devaluation of the Surinamese dollar. For more information on Argentina’s temporary foreign currency controls, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates and more information our exposure to foreign exchange rate fluctuations, see Foreign Currency Exchange Rates section in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
Inflation may have a material adverse effect on results of operations.
Certain of our operations are located in countries that have in the past experienced high rates of inflation. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). For instance, in Argentina, the level of inflation during 2019 reached 53.8%, the highest since 1991. Maintaining operating costs in Argentine pesos could expose us to risks relating to peso devaluation and high domestic inflation. This could have a material adverse effect on our business, financial position and results of operations. Suriname has also historically experienced high levels of inflation, which may recur in the future. Significantly higher and sustained rates of inflation, with subsequent increases in operational costs, could result in the deferral or closure of projects and mines in the event that operating costs become prohibitive.
Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.
Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold, silver, copper, zinc and lead prices, our operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities, fund construction and operation of potential future projects and various exploration projects, fund share repurchase transactions and pay dividends. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, silver, copper, zinc and lead prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. However, U.S. and global markets have, from time to time, experienced significant dislocations and liquidity disruptions, and the COVID-19 pandemic has increased, and may continue to increase, volatility and pricing in the capital markets. Additional financing may not be commercially available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold, silver, copper, zinc or lead prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt, repurchase shares and pay dividends could be significantly constrained. If we are unable to obtain financing or service existing or future debt we could be required to reduce, suspend or eliminate our dividend payments to stockholders or any planned share repurchase transactions. In addition, our joint venture partners may not have sufficient funds or borrowing ability in order to make their capital commitments. In the case that our partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.
Our goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations.
We recorded substantial goodwill, primarily as the result of our acquisition of Goldcorp in 2019. We accounted for the acquisition of Goldcorp using the acquisition method of accounting, which requires that the assets and liabilities of the acquired business be recorded at their respective fair values as of the acquisition date. Any excess of the purchase consideration over the fair value of the acquired net assets is recognized as goodwill. Our balance sheet reflects additions to the carrying amount of goodwill recognized in connection with the Goldcorp acquisition. We review our goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. To the extent the value of goodwill becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. For additional information regarding goodwill, see Note 24 to our Consolidated Financial Statements.
Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. See Note 12 to our Consolidated Financial Statements under the heading “Income and Mining Taxes - Valuation of Deferred Tax Assets” and Note 2 under the heading “Summary of Significant Accounting Policies - Valuation of Deferred Tax Assets” for additional information and factors that could impact the Company’s ability to realize the deferred tax assets. For additional information regarding Newmont’s non-current deferred tax assets, see Note 12 to our Consolidated Financial Statements.
Any downgrade in the credit ratings assigned to our debt securities could increase our future borrowing costs and adversely affect the availability of new financing.
There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. The Company’s credit ratings have been subject to change over the years. We currently maintain a Standard & Poor’s rating of “BBB” (positive outlook) and a Moody’s Investors Service rating of Baa1 (stable). We cannot make assurances regarding how long these ratings will remain unchanged or regarding the outcome of the rating agencies future reviews (including following any planned or future business combinations). A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.
Returns for investments in pension plans are uncertain.
We maintain pension plans for certain employees which provide for specified payments after retirement. The Company’s qualified pension plans are funded with cash contributions in compliance with IRS rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. See Note 17 to our Consolidated Financial Statements under the heading “Pension and Other Benefit Plans” for additional information regarding the funding status of qualified and non-qualified plans. As of December 31, 2020, all pension benefit plans had accumulated benefit obligations in excess of the fair value of assets. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. If future plan investment returns are not sufficient, we may be required to increase the amount of future cash contributions.
The occurrence of events for which we are not insured may affect our cash flow and overall profitability.
We maintain insurance policies that may respond to certain risks related to our operations. This insurance is maintained in amounts that we believe are reasonable depending upon the circumstances surrounding each identified risk. However, we may elect not to have insurance for certain risks because of the high premiums associated with insuring certain risks related to the mining industry or for various other reasons. In other cases, insurance may not be available for certain risks. We operate in certain jurisdictions that remain subject to additional risks. See "Risks Related to the Jurisdictions in Which We Operate." Some concern exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crises are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation or unilateral modification of concessions and contracts. We do not maintain insurance policies against political risk. Occurrence of events for which we are not insured may affect our results of operations and financial position.
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
The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:
•Environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;
•Industrial accidents, including in connection with the operation of mining equipment, milling equipment and/or conveyor systems and accidents associated with the preparation and ignition of large-scale blasting operations, milling and processing;
•Accidents in connection with transportation, including transportation of chemicals, explosions or other materials, transportation of large mining equipment and transportation of employees and business partners to and from sites;
•Social, community or labor force disputes or stoppages, such as at Peñasquito and Cerro Negro;
•Changes to legal and regulatory requirements;
•Security incidents, including activities of illegal or artisanal miners, gold bullion or concentrate theft, including in transport, and corruption and fraud;
•Shortages in materials or equipment and energy and electrical power supply interruptions or rationing;
•Failure of unproven or evolving technologies or loss of information integrity or data;
•Unexpected geological formations or conditions (whether in mineral or gaseous form);
•Metallurgical conditions and gold, silver, copper, lead, zinc and other metal recovery, including unexpected decline of ore grade;
•Unanticipated changes in inventory levels at heap-leach operations;
•Ground and water conditions;
•Fall-of-ground accidents in underground operations;
•Failure of mining pit slopes and tailings dam walls;
•Seismic activity;
•Surface or underground fires or floods; and
•Other natural phenomena, such as lightning, cyclonic or tropical storms, floods or other inclement weather conditions, including those impacting operations or the ability to access and supply sites.
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
We compete with other natural resource companies, and shortage of critical parts and equipment may adversely affect our operations and development projects.
We compete with other natural resource companies for specialized equipment and supplies necessary for exploration and development, as well as for rights to mine properties containing gold, silver, copper, zinc, lead and other minerals. The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules. We may be unable to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties, which could have an adverse effect on our competitive position or adversely impact our results of operations.
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
Greater scrutiny on the private sector broadly and multi-national companies specifically, to contribute to sustainable outcomes in the places where they operate, has led to a proliferation of standards and reporting initiatives focused on environmental stewardship, social performance and transparency. Extractive industries, and mining in particular, have seen significant increases in stakeholder expectations. These businesses are increasingly required to meaningfully engage with impacted stakeholders; understand and avoid or mitigate negative impacts while optimizing economic development and employment opportunities associated with their operations. The expectation is for companies to create shared value for shareholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high socio-economic and environmental impacts. In response, Newmont has over many years developed and continues to evolve a robust system of ESG management that includes standards, guidance, assurance, participation in international organizations focused on improved performance and outcomes for host communities and the environment. In Ghana, for instance, in response to resettlement-related complaints, Newmont worked with national and local government authorities, traditional leaders, impacted farmers/landowners and other concerned stakeholders to analyze impacts, extend programs to support vulnerable households and provide enhanced livelihood support. As the COVID-19 pandemic unfolded in early 2020, First Nation communities expressed concerns to Newmont about community exposures from operating mine sites. In response, Newmont put two mines into care and maintenance (temporarily ceasing operations) at the request of the Grand Chief of the Cree First Nation and did not re-start operations until the Cree leadership were comfortable with the protocols instituted to keep work force and by extension, communities safe. Despite the Company’s commitment to on-going engagement with communities and stakeholders, no assurances can be provided that increased stakeholder expectations will not result in adverse financial and operational impacts to the business, including, without limitation, operational disruption, increased costs, increased investment obligations and increased taxes and royalties payable to governments.
Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks.
Artisanal and illegal miners have been active on, or adjacent to, some of Newmont’s African and South American properties, including in Ghana, where illegal miners attacked a field team of security guards employed by a security contractor, tragically resulting in a fatality. Illegal mining, which involves trespass into the development or operating area of the mine, is both a security and safety issue, which may present a security threat to property and human life. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, safety and health impacts of artisanal and illegal mining are frequently attributed to formal large scale mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners normally have separate and distinct supply chains. These misconceptions impact negatively on the reputation of the industry. The activities of the illegal miners could cause damage to Newmont’s properties or result in inappropriate or unlawful use of force for which Newmont could potentially be held responsible. The presence of illegal miners could lead to exploration and project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining and theft could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development.
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
Our mines are inspected on a regular basis by government regulators who may issue citations and orders when they believe a violation has occurred under local mining regulations. If inspections result in an alleged violation, we may be subject to fines, penalties or sanctions and our mining operations could be subject to temporary or extended closures.
In addition to potential government restrictions and regulatory fines, penalties or sanctions, our ability to operate (including the effect of any impact on our workforce) and thus, our results of operations and our financial position (including because of potential related fines and sanctions), could be adversely affected by accidents, injuries, fatalities or events detrimental (or perceived to be detrimental) to the health and safety of our employees, the environment or the communities in which we operate.

Our operations are subject to extensive environmental laws and regulations.
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
Producing gold is an energy-intensive business, resulting in a significant carbon footprint. Energy costs accounted for approximately 16 percent of our overall operating costs in 2020, with our principal energy sources being purchased electricity, diesel fuel, gasoline, natural gas and coal. Such costs are increasing with increasing use of energy at our mines as certain operations, like Borden, move towards electrification of the mine.

Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.

Transitioning to a lower-carbon economy may entail extensive policy, legal, technology, and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed, focus and jurisdiction of these changes, transition risks may pose varying levels of financial and reputational risk to the business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020. Newmont supports the UNFCC goal of limiting global warming to “well below 2oC” and plans to transition its operations to meet this goal by 2030, with an aspiration of carbon neutrality by 2050. Newmont plans to invest $500 million in climate change initiatives over the next five years to achieve this goal. Inconsistent implementation or significant delay in the implementation of country-level policy related to the Paris Agreement is likely to increase the risk for future swings in regulatory impacts and rapid shifts to low carbon technologies.

Policy and regulatory risk related to actual and proposed changes in climate- and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may incur higher costs and lower economic returns than originally estimated for new development projects and mine plans of existing operations.
Our operations are subject to a range of physical risks related to climate change.
Physical risks related to extreme weather events such as extreme rainfall, flooding, longer wet or dry seasons, increased temperatures and drought, increased precipitation and snowfall, wildfires, or more severe storms may have financial implications for the business. Such events can temporarily slow or halt operations due to physical damage to assets, reduced worker productivity for safety protocols on site related to extreme temperatures or lightening events, worker aviation and bus transport to or from the site, and local or global supply route disruptions that may limit transport of essential materials, chemicals and supplies.
Energy disruptions can have an adverse impact on our results of operations and financial position due to production delays or additional costs to ensure business continuity through reliable sources on-site power generation. Energy transmission and supply may be impacted by wildfires, such as those that occurred in Australia in 2020, which may interrupt electrical power transmission lines to mine sites, and that may pose risks to on site facilities and energy generators, fuel dispensing systems and supplies. In jurisdictions that rely on purchased hydroelectric power, such as in Ghana, extreme drought and extended dry seasons may impact the electric utility’s water supplies needed to generate hydroelectric power purchased by the mine to run operations.
Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water storage and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions and land erosion and slope stability in case of prolonged wet conditions. Increased precipitation, extreme rainfall events or increased snowfall may potentially impact tailings storage facilities through flooding of the water management infra-structure, exceeding surface water runoff network capacity, overtopping the facility, or undermining the slope stability of the structure. Increased amounts of water may also result in extended periods of mine pit flooding, maintenance and storage facilities; or may exceed current water treatment facility capacity to store and treat water physical conditions resulting in an unintended overflow either on or off of the mine site property.
Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.
Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced certain geotechnical failures at some of our mines, including, without limitation, at our operations in Australia, Ghana, Peru, Colorado and at NGM, in Nevada. See also the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations” earlier in this section.
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

In addition, Newmont has numerous operational and closed tailings impoundments in a variety of climatic and topographic settings. In 2020, the Company generated and deposited greater than 100 million tonnes of tailings. The failure of tailings dam and storage facilities and other impoundments at our mining sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large scale tailings dam failure at an unaffiliated mine, which resulted in numerous fatalities and caused extensive property, environmental and reputational damage. Recognizing this risk, Newmont continues to review our existing practices. However, no assurance can be given that these events will not occur in the future. See also the risk factor under the heading “We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining” earlier in this section.
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
Our mining operations and development projects require significant amounts of energy. Increasing global demand for energy, concerns about nuclear power and the limited growth of new energy sources are affecting the price and supply of energy. A variety of factors, including higher energy usage in emerging market economies, actual and proposed taxation of carbon emissions as well as concerns surrounding unrest and potential conflict in the Middle East, could result in increased demand or limited supply of energy and/or sharply escalating diesel fuel, gasoline, natural gas and other energy prices. Additionally, changes in energy laws and regulations in various jurisdictions, such as the proposed reform of the Mexican energy market, may impact energy dispatch rules and the ability to access energy and sell excess energy. Limitations on energy supply and increased energy prices could negatively impact our operating costs and cash flow.
Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Some of our operations are in remote locations requiring long distance transmission of power, and in some locations we compete with other companies for access to third party power generators or electrical supply networks. As our operations move towards lower greenhouse gas (“GHG”) emissions targets, power sources and technology at our operations will continue to be evaluated. Certain of our operations may become more dependent upon access to electrical power supply as certain mines, like Borden, move towards electrification of the mine. A disruption in the transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.
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
Exploration, development, production and mine closure activities are subject to regional, political, economic, community and other risks of doing business in multiple jurisdictions, including:
•Potential instability of foreign governments and changes in government policies, including relating to or in response to changes of U.S. laws or foreign policies;
•Expropriation or nationalization of property;
•Restrictions on the ability to pay dividends offshore or to otherwise repatriate funds;

•Restrictions on the ability of local operating companies to sell gold and other metals offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;
•Import and export regulations, including restrictions on the export of gold, silver, copper, zinc and/or lead;
•Disadvantages relating to submission to the jurisdiction of foreign courts or arbitration panels or enforcement or appeals of judgments at foreign courts or arbitration panels against a sovereign nation within its own territory;
•Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Argentina, Australia, Canada, Chile, the Dominican Republic, Ghana, Mexico, Peru, Suriname, the State of Colorado and the State of Nevada in the U.S.;
•Changes in laws or regulations in the jurisdictions in which we operate, including in changes resulting from changes in political administrations, for example Nevada Gold Mines could be impacted by the resolutions before the State of Nevada Legislature to amend the State Constitution to increase mining taxes;
•Risk of increased taxation related to impacts to government revenue as a result of COVID-19;
•Fines, fees, and sanctions imposed for failure to comply with the laws and regulations of the jurisdictions in which we operate;
•Risk of loss due to inability to access our properties or operations;
•Other risks arising out of foreign sovereignty over the areas in which our operations are conducted, including risks inherent in contracts with government owned entities such as unilateral cancellation or renegotiation of contracts, licenses or other mining rights;
•Delays in obtaining or renewing, or the inability to obtain, maintain or renew, necessary governmental permits, mining or operating leases and other agreements and/or approvals;
•Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;
•Claims for increased mineral royalties or ownership interests by local or indigenous communities;
•Risk of loss due to criminal activities such as trespass, blockade, local artisanal or illegal mining, theft and vandalism;
•Delays in obtaining or renewing collective bargaining or certain labor agreements;
•Disadvantages of competing against companies from countries that are not subject to the rigorous laws and regulations of the U.S. or other jurisdictions, including without limitation, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the Dodd-Frank Act;
•Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;
•Increased financing costs;
•Currency fluctuations, particularly in countries with high inflation;
•Foreign exchange controls;
•Increases in costs relating to, or restrictions or prohibitions on, the use of ports for concentrate storage and shipping, such as in relation to our Boddington operation where use of alternative ports is not currently economical, or in relation to our ability to procure economically feasible ports for developing projects;
•Risk of disruption, damage or failure of information technology systems, and risk of loss and operational delays due to impacts to operational technology systems, such as due to cyber-attacks, malicious software computer viruses, security breaches, design failures and natural disasters;
•Risk of loss due to disease, such as malaria or the zika virus, and other potential medical endemic or pandemic issues, such as ebola or COVID-19, as a result of the potential related impact to employees, disruption to operations, supply chain delays, trade restrictions and impact on economic activity in affected countries or regions; and
•Disadvantage and risk of loss due to the limitations of certain local health systems and infrastructure to contain diseases and potential endemic health issues.
Consequently, our exploration, development and production activities may be affected by these and other factors, many of which are beyond our control, some of which could materially adversely affect our financial position or results of operations.
New legislation and tax risks in certain operating jurisdictions could negatively affect us.
We have operations and conduct business in a number of jurisdictions, which may increase our susceptibility to sudden tax changes. For instance, a 12% export duty was imposed by the Argentine government in 2018, revised down to 8% thereafter, which could affect our Argentine operations. In the province of Santa Cruz, Argentina, a new local procurement law was passed requiring extractive industries to procure at least 50% of their goods and services from registered local providers, which could further impact our operational results. In the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little direction as to how the taxes are to be calculated. See Note 31 to our Consolidated Financial Statements under the heading “Commitments and Contingencies - State of Zacatecas’ Ecological Tax.” Also, in Mexico, a recently proposed federal fee on revenue generated from mining could impact our operations if passed. In the United States, at the federal and state level, regulatory changes which may be implemented in the area of tax reform remain uncertain and may adversely affect companies in the mining sector. For example, NGM could be impacted by the resolutions before the State of Nevada Legislature to amend the State Constitution to increase mining taxes. Taxation laws and other regulations of the jurisdictions in which we operate are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. It is difficult to predict whether proposed changes to regulations will be passed or to what extend they will impact the Company. Any additional and/or unexpected taxes imposed on us could have a material and adverse impact on our Company.
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
In addition, as governments continue to struggle with deficits and concerns over the potential and actual effects of depressed economic conditions (including in connection with COVID-19 impacts), many of them have targeted the mining and metals sector in order to raise revenue. Governments are continually assessing the fiscal terms of the economic rent for a mining company to exploit resources in their countries. Numerous countries have implemented changes to their mining regimes that reflect increased government control over or participation in the mining sector, including, but not limited to, changes of law affecting foreign ownership and takeovers, mandatory government participation in mining enterprises, taxation and royalties, working conditions, rates of exchange, exchange controls, exploration licensing, export duties, repatriation of income or return of capital, environmental protection, as well as requirements intended to boost the local economy, including usage of local goods and employment of local and community staff or contractors, among other benefits to be provided to local residents. The effects of the various requirements and uncertainties related to the economic risks of operating in foreign jurisdictions cannot be accurately predicted and could have a material adverse effect on our financial position or results of operations.
Our operations at Yanacocha and the development of our Conga project in Peru are subject to political and social unrest risks.
Minera Yanacocha S.R.L. (“Yanacocha”), in which we own a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. While recently roadblocks and protests have diminished and focused on local political activism and labor disputes, we cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect the Conga Project’s development, other new projects in the area and the continued operation of Yanacocha.
Construction activities on our Conga project were suspended in 2011, at the request of Peru’s central government following protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided recommendations to improve water management. Based on the Company's internal project portfolio evaluation process, we do not anticipate developing Conga in the next ten years. Due to the uncertainty surrounding the project’s development timeline, we have allocated our exploration and development capital to other projects in our portfolio. As a result, the Conga project is currently in care and maintenance and we continue to evaluate opportunities to sell or find alternative uses for equipment and assets originally acquired for the Conga project. Should we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may consider sale of the project to a third-party or other alternatives for the project, which may result in a future impairment charge.
The Central Government of Peru continued to support responsible mining as a vehicle for the growth and future development of Peru in 2020. However, we are unable to predict whether the Central government will continue to take similar positions in the future. Previous regional governments of Cajamarca and other political parties actively opposed the Conga project in the past. We are unable to predict the positions that will be taken in the future and whether such positions or changes in law will affect new projects at Yanacocha or Conga. Such changes may include increased labor regulations, environmental and other regulatory requirements, and additional taxes and royalties, as well as future protests, community demands and road blockages. We cannot predict future positions of either the Central or regional government on foreign investment, mining concessions, land tenure or other regulation. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate at Yanacocha could have an adverse impact on our growth and production in the region.
In addition, in 2015, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued water quality criteria and standards for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modify the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In response in February 2017, Yanacocha submitted its proposed modification to the previously approved Environmental Impact Assessment to the Mining Ministry (“MINEM”), which remained under review in 2020 and evaluation is expected in 2021. With the approval of a separate EIA, the new water quality criteria and standards for beneficial uses have been set to be implemented in 2024. Yanacocha expects to adapt the EIA submission in order to reflect these new standards. In the event Yanacocha is unsuccessful in implementing the modifications in compliance with new regulations and deadlines, it could result in fines and penalties relating to potential intermittent non-compliant exceedances. In addition, if accepted, the treatment options may result in increased costs. These impacts may adversely impact the future cost and financial performance of our operations in Peru.
Our Merian operation in Suriname is subject to political and economic risks.
We hold a 75% interest in the Merian gold mine in the mid-eastern part of Suriname. Suriname has experienced political instability and uncertainty in the past which may continue in future years. In 2019, a criminal court found the previous president of Suriname guilty of murder in absentia for the 1982 execution of 15 political opponents. The court sentenced him to 20 years in prison, subject to an objection by the accused. The court has started the proceedings to examine the objection, which is expected in the course of 2021. Confirmation of the 2019 ruling by the court and the imprisonment of the previous president, who still has many political followers, also pose a risk to social unrest and may affect our operations. The newly elected government faced a country with high debts to foreign creditors that are difficult to meet and staggering inflation rates. In 2020, the significant devaluation of the Surinamese dollar against the US dollar resulted in an increase of the prices of certain goods and services within Suriname, including without limitation, the price of fuel, which had been subsidized by successive governments. These impacts and negative economic trends can cause social unrest, which may present risks for our operations in Suriname.

Operations and development in Suriname are governed by a mineral agreement with the Republic of Suriname. The mineral agreement was approved by parliament and requires approval by parliament to change. While the government is generally considered by the Company to be mining friendly, it is possible that the current or future government may adopt substantially different policies, make changes in taxation treatment or regulations, take arbitrary action which might halt operations, increase costs, or otherwise impact mining and exploration rights and/or permits, any of which could have a material and adverse effect on the Company's future cash flows, earnings, results of operations and/or financial condition. For example, the temporary solidarity levy increases the corporate tax rate in Suriname by 10% and VAT rate by 2% for the remainder of 2021 and should not apply due to the terms of the mineral agreement. However, it is possible that the government may request changes to the mineral agreement in the future.
The government of Suriname previously exercised an option to participate in a fully-funded 25 percent equity ownership stake in Merian. Suriname manages its participation through Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a Surinamese corporation with the Republic of Suriname as sole shareholder. If Staatsolie does not have sufficient funds or borrowing ability to make their capital commitments in accordance with the terms of the partnership agreement our operations in Suriname could be impacted. See the risk factor under the heading “Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.” earlier in this section under “Risks Related to Our Business”.
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
Newmont operates in Ghana pursuant to a Revised Investment Agreement ratified by Ghana’s Parliament in 2015, which established a fixed fiscal and legal regime, including fixed royalty and tax rates, for Newmont operations in Ghana, to 2025 for Ahafo and 2027 for Akyem. However, since early 2018, and to address budgetary pressures, the Government of Ghana has initiated measures to mobilize additional revenue from the mining industry and other sectors of the economy as it attempts to increase revenue collection through various tax investigations, proposed new fees and other vehicles. There has been an increase in anti-mining sentiment in Ghana on the back of claims of the industry is not contributing its fair share to national development. These events may result in government claims that extra revenue is owed them by the Company and other mining companies operating in Ghana, resulting in increased revenue and tax initiatives. Additionally, the government may grant artisanal mining rights or alternative mining rights, such as sand and gravel, in locations in which the Company has land rights, but no active operations, impacting the Company’s non-operational land positions.
On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament, filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, these plaintiffs filed documents outlining the details of the their case and served our operations in Ghana along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The plaintiffs allege that the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified by the Parliament of Ghana. Our current mining leases are both previously ratified by Parliament (our June 13, 2001 mining lease was ratified by Parliament on October 21, 2008 and our January 19, 2010 mining lease was ratified by Parliament on December3, 2015). The writ alleges that any mineral exploitation prior to Parliament ratification is unconstitutional. The Plaintiffs seek several remedies including an injunction precluding exploitation of minerals by any mining company without prior Parliament ratification, and declaration that all revenue as a result of violation of the Constitution should be recovered via cash equivalent. An adverse decision in these matters could affect our business and could have an adverse effect on our results of operations and financial position.
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
There continue to be risks relating to the uncertain and unpredictable political and economic environment in Argentina, especially at the provincial level in Santa Cruz where our Cerro Negro mine is located. Inflation remains a challenge in Argentina and Argentina’s central bank enacted a number of foreign currency controls in 2019 and 2020 in an effort to stabilize the local currency. For information on Argentina’s foreign currency controls and their effect on our operations, see the section titled “Foreign Currency Exchange Rates” in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. Maintaining operating revenues in Argentine pesos could expose us to the risks of peso devaluation and high domestic inflation.
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
Risks Related to Our Workforce
Our business depends on good relations with our employees.
Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. For example, during 2018, 2019 and into 2020, there have been work stoppages by miners represented by unions at our Cerro Negro and Merian mine, which have disrupted operations. At December 31, 2020, various unions represented approximately 39% of our employee workforce worldwide. The terms and conditions contained in our Ghanaian collective agreements are agreed through December 2022, with labor rates for 2020 to be calculated using a pay adjustment framework. In Peru, our two labor agreements expire in March 2022 and March 2023. In Suriname, we reached a two-year agreement for our Merian mine with the union which will expire in 2021. In Timmins, Ontario, we renegotiated a three-year collective bargaining agreement for our Porcupine mine with the United Steelworkers Union which will be in effect through October 2023. In Mexico, the collective bargaining agreement for Peñasquito was renewed in 2020 for two years, and expires in mid-2022. Although we currently have a stable relationship with the workers and the union, and a strike in 2013 temporarily stopped the operation of the mine, the possibility of future disruptions in the evolving geopolitical and legal context remains a future risk. Similarly, union activities at the Company’s joint ventures such as NGM in Nevada, could impact financial performance. A failure to successfully enter into new contracts or resolve ongoing union complaints could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Future disputes at the Company’s operations, projects or joint ventures may not be resolved without disruptions.

We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to safely perform their jobs, including the potential for physical injuries or illness.
We depend upon the services of a number of key executives and management personnel. Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed.
Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our business, financial condition, results of operations and cash flows could be adversely affected. As a result of the COVID-19 pandemic, we have experienced temporary workforce disruptions and periods where we temporarily placed certain sites in care and maintenance. These events, or if similar events occur in the future, could have a material adverse impact on the business in the future.
We rely on contractors to conduct a significant portion of our operations and construction projects.
A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:
•Negotiating agreements with contractors on acceptable terms;
•New legislation limiting or altering the ability to utilize contractors or outsourced resources;
•The inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
•Reduced control over those aspects of operations which are the responsibility of the contractor;
•Failure of a contractor to perform under its agreement;
•Interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
•Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
•Problems of a contractor with managing its workforce, labor unrest or other employment issues;
•Liability to third parties as a result of the actions of our contractors.
In addition, law and regulations relating to the use of contractors may vary in the jurisdictions in which we operate, and changes in legal and regulatory restrictions may also impact our ability to utilize contractors and outsourcing services. For example, in fall 2020, Mexico's President proposed a bill significantly restricting certain subcontracting and outsourcing of personnel. Such regulatory restrictions could impact our ability to use certain contractors and/or impact labor costs. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

Legal Risks
Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and domestic anti-bribery laws and regulations, a breach or violation of which could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of licenses or permits and other collateral consequences and reputational harm.
We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. We have a business integrity and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies and standards, all of which mandate compliance with these anti-bribery laws by the Company and its affiliates and their personnel, and also by third parties when they are engaged on our behalf. Our program also includes a well-publicized helpline for raising complaints, questions and concerns as well as processes for evaluating and investigating such concerns and assurances of non-retaliation for persons who raise concerns in good faith. We report regularly to the executive leadership team and the Audit Committee of our Board of Directors on such programs and the results of investigations conducted.
We could be held responsible if our internal control policies and procedures fail to protect us from misinterpretation of or noncompliance with applicable anti-bribery laws, regulations and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the our affiliates, employees, agents or associated persons for which we might be claimed to be responsible. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. In addition, the compliance mechanisms and monitoring programs adopted and implemented by Goldcorp prior to our acquisition of Goldcorp in April 2019 may not have adequately prevented or detected possible violations of the U.S. Foreign Corrupt Practices Act and the Corruption of Foreign Officials Act (Canada) attributable to Goldcorp prior to our acquisition of Goldcorp and we may be held liable for any such violations. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in improper or unlawful conduct for which we might be held responsible. Our policy when receiving credible information or allegations is to conduct internal investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted. In appropriate circumstances, we communicate with authorities in the United States and elsewhere about those investigations and reviews. Violations of these laws, or allegations of such violations, could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.
Title to some of our properties may be insufficient, defective, or challenged.
The sufficiency or validity of the Company's rights, titles, or interests in and to its properties ("Legal Title") may be uncertain or challenged by third parties, including governmental authorities, Indigenous or communal peoples, or private parties. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In Mexico, exploration and mining rights are granted through a mining concession, pertaining to the mineral estate, and do not include rights of ownership, possession, or access in or to the corresponding surface estate. Such rights in and to the surface estate are acquired through purchase, lease, or easement from private parties, local communities, or governmental authorities. We enter into temporary occupation agreements ranging from five to 30 years with the ejido communities, which allow us to use the surface of the lands for our mining operations, and at any particular time we may be involved in negotiations to enter into new temporary occupation agreements or other surface access agreements or amend existing agreements. Failure to reach new agreements or disputes regarding existing agreements may cause, blockades, suspension of operations, delays to projects, and on occasion, may lead to legal disputes.
In addition, certain Australian and Canadian properties are owned by Indigenous peoples or are subject to certain inherent aboriginal rights, treaty rights, and/or asserted rights in and to their traditional territories, and our ability to acquire necessary rights to explore, develop, or mine these properties is dependent on agreements with them. In French Guiana, Ghana and Suriname, our Legal Title may be subject to challenge based on the presence and activities of artisanal miners. See the risk factor under the heading “Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks” below for further information. A determination of insufficient or defective Legal Title or risks in connection with a challenge to our Legal Title could result in loss of Legal Title, litigation, insurance claims, the impairment, preclusion, or cessation of exploration, development, or mining operations, and potential losses affecting the Company's business as a whole.
We are subject to litigation and may be subject to additional litigation in the future.
We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. If decided adversely to Newmont, these legal proceedings, or others that could be brought against us in the future, could result in fees, penalties or liabilities that have a material adverse effect on our financial position or impact our prospects or operations. Furthermore, to the extent we sell or reduce our interest in certain assets, we may give representations and warranties and indemnities customary for such transactions and we may agree to retain responsibility for certain liabilities related to the period prior to the sale. As a result, we may incur liabilities in the future associated with assets we no longer own or in which we have a reduced interest. In our industry, such costs and liabilities may include, without limitations, reclamation and remediation costs for environmental liabilities. For a more detailed discussion of pending litigation, see Note 31 to our Consolidated Financial Statements.
We are a global business with operations in various jurisdictions. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels, or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on our results of operations and financial position.
Risks Related to Our Common Stock
The price of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.
As a publicly traded company listed on the NYSE and TSX, the market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are: (i) changes in gold, and to a lesser extent, silver, copper, zinc or lead prices; (ii) operating and financial performance that vary from the expectations of management, securities analysts and investors or our financial outlook; (iii) developments in our business or in the mining sector generally; (iv) regulatory changes affecting our industry generally or our business and operations; (v) the operating and stock price performance of companies that investors consider to be comparable to us; (vi) announcements of strategic developments, acquisitions and other material events by us or our competitors; (vii) our ability to integrate and operate the companies and the businesses that we acquire; (viii) the perception of the Company’s environmental, social and governance (ESG) performance and its ability to deliver on ESG commitments and expectations; (ix) response to activism; and (x) changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility. The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of particular companies, and the COVID-19 pandemic has increased, and may continue to increase, volatility and pricing in the capital markets. These broad market fluctuations may adversely affect the trading price of our common stock.
Holders of our common stock may not receive dividends.
Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends will be subject to our future earnings, capital requirements, financial condition, compliance with covenants and financial ratios related to existing or future indebtedness and other factors deemed relevant by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to declare cash dividends on our common stock. An annualized dividend payout level has not been declared by the Board of Directors, and the declaration and payment of future dividends, including future quarterly dividends, remains at the discretion of the Board of Directors. Our dividend framework is non-binding, and our Board of Directors may modify the dividend framework or reduce, defer or eliminate our common stock dividend in the future.

ITEM 2.       PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)

Production and Development Properties
Newmont’s material production and development properties are described below. Operating statistics for each region are presented in a table in the Operating Statistics section. In addition, Newmont holds investment interests in Canada, Mexico, Chile, Argentina and various other locations.
See Item 1A, Risk Factors, for risks related to our properties.
North America
The North America region maintains its headquarters in Vancouver, Canada and operates five sites, Cripple Creek & Victor (“CC&V”), Musselwhite, Porcupine, Éléonore and Peñasquito. On March 31, 2020, we completed the sale of the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”).
Cripple Creek & Victor, Colorado, USA. (100% owned) Cripple Creek & Victor (“CC&V”), located next to the town of Victor, Colorado, is an open pit operation. CC&V is an epithermal alkalic deposit with heap leaching and milling processing facilities located on site. CC&V’s gross property, plant and mine development at December 31, 2020 was $893. CC&V produced 272,000 ounces of gold in 2020 and reported 2.5 million ounces of gold reserves at December 31, 2020.
Musselwhite, Canada. (100% owned) Musselwhite, located approximately 265 miles (430 kilometers) north of Thunder Bay, Ontario, is an underground operation. Process facilities include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The conveyor system and the material handling project at Musselwhite reached commercial production in December 2020. Musselwhite is an iron formation hosted gold deposit. Musselwhite’s gross property, plant and mine development at December 31, 2020 was $1,084. Musselwhite produced 100,000 ounces of gold in 2020 and reported 1.8 million ounces of gold reserves at December 31, 2020.

Porcupine, Canada. (100% owned) Porcupine, consists of the Hollinger open pit and Hoyle Pond underground operations, located in the city of Timmins, Ontario, as well as the Borden underground operation, located near the town of Chapleau, Ontario. Process facilities, located in the city of Timmins, include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, Knelson concentrators, Acacia reactor, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. Mineralization at Hollinger and Hoyle, in Timmins, comprises multiple generations of quartz-carbonate-tourmaline albite veins, associated pyrite alteration envelopes, and disseminated pyrite mineralization. Mineralization at Borden consists of a shear zone containing quartz-vein hosted sulfides within a high-grade metamorphic greenstone package. Porcupine’s gross property, plant and mine development at December 31, 2020 was $1,340. Porcupine produced 319,000 ounces of gold in 2020 and reported 3.1 million ounces of gold reserves at December 31, 2020.

Éléonore, Canada. (100% owned) Éléonore, located approximately 510 miles (825 kilometers) north of Montreal in Eeyou Istchee/James Bay in Northern Quebec, is an underground operation. Process facilities include a conventional mill which consists of a crushing and grinding circuit, flotation circuit, carbon-in-pulp circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. Éléonore is a clastic sediment-hosted stockwork-disseminated gold deposit. Éléonore’s gross property, plant and mine development at December 31, 2020 was $985. Éléonore produced 202,000 ounces of gold in 2020 and reported 1.3 million ounces of gold reserves at December 31, 2020.

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
Peñasquito is comprised of 24 mining concessions encompassing 119,891 acres (48,518 hectares). Concessions were granted for durations of 50 years, and will expire between 2045 and 2060, and a second 50-year term can be granted if the applicant has abided by all appropriate regulations and makes the application within five years prior to the expiration date. In order to maintain these concessions, Peñasquito must pay periodic mining rights and file annual mining reports.
Surface rights in the vicinity of the Peñasco and Chile Colorado open pits are held by three ejidos: Ejido Cedros, Ejido Mazapil and Ejido Cerro Gordo. Peñasquito has signed land use agreements with each ejidos, valid through 2035 and 2036, and the relevant private owners. In August 2020, the Company and Cedros General Assembly ratified the definitive agreement that was reached on April 22, 2020 and resolved all outstanding disputes between Peñasquito and the San Juan de Cedros community (Cedros). In addition, easements have been granted in association with the La Pardita-Cedros Highway and the El Salero-Peñasquito powerline. All necessary permits have been granted.
In July 2007, Goldcorp and Wheaton Precious Metals Corp. (then Silver Wheaton Corp.) entered into a silver streaming agreement. The Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. Refer to Note 5 to the Consolidated Financial Statements for further information.
A 2% net smelter return royalty is owed to Royal Gold Inc. from both the Chile Colorado and Peñasco open pits of the Peñasquito Mine. Since January 1, 2014, the Mexican Government levies a 7.5% mining royalty that is imposed on earnings before interest, taxes, depreciation, and amortization. There is also a 0.5% environmental erosion fee payable on precious metal production, based on gross revenues. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Peñasquito mine are subject to these taxes. See Item 1A, Risk Factors and Note 31 to the Consolidated Financial Statements for further information.
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
The available mining fleet consists of five rope shovels, three hydraulic shovels, four loaders, and 85 haul trucks, each with 320-ton payload. The fleet is supported by 12 blast hole production drills, as well as track dozers, rubber tire dozers, excavators, and graders.
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
Peñasquito’s gross property, plant and mine development at December 31, 2020 was $5,639. Peñasquito produced 526,000 ounces of gold and 893,000 gold equivalent ounces of other metals in 2020 and reported 7.1 million ounces of gold reserves, 426 million ounces of silver reserves, 2,940 million pounds of lead and 6,810 million pounds of zinc at December 31, 2020.
South America
The South America region maintains its headquarters in Miami, Florida and operates three sites, Yanacocha, Merian and Cerro Negro. We also hold a 40% interest in the Pueblo Viejo Mine, an open pit gold mine located in the Dominican Republic. Barrick holds the other 60% interest in, and operates, the Pueblo Viejo Mine.

Yanacocha, Peru. (51.35% owned) Yanacocha is owned by Minera Yanacocha S.R.L. (“Yanacocha” or “MYSRL”), which is 51.35% owned by Newmont. The remaining interest in MYSRL is held by Compañia Minera Condesa S.A, which is 100% owned by Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) (43.65%) and Summit Global Management II VB (5%), a subsidiary of Sumitomo. For further information about ownership transactions during 2017 and 2018, see Note 15 to our Consolidated Financial Statements.
MYSRL and S.M.R.L. Chaupiloma Dos de Cajamarca (“Chaupiloma”) (a related third party) have mining concessions granted by Peru’s Geological, Mining and Metallurgical Institute. Mining concessions grant MYSRL an exclusive and irrevocable right to carry out exploration and exploitation activities within a specified area. In order to maintain these concessions, MYSRL must (i) obtain the appropriate permits and rights over the surface lands, (ii) pay annual license fees and (iii) comply with a minimum annual production obligation. For mining concessions granted prior to 2008, concessions will expire if the production obligations are not met by the end of 2038. For mining concessions granted in 2008 or thereafter, concessions will expire if minimum production is not attained by 2038, but in the case of mining concessions that are in a situation of exploitation, expiration does not apply.
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
Yanacocha’s mining activities encompass 246,169 acres (99,621 hectares) that are covered by 160 mining concessions. MYSRL holds the mining rights related to 53,956 acres (21,835 hectares), covered by 50 concessions. Chaupiloma holds the mining rights to the remaining acres and concessions and has assigned these mining concessions to Yanacocha. Each concession has an initial term of 17 to 30 years, which are renewable at Yanacocha’s request for an additional 17 to 20 year term.
The La Quinua Complex is currently mining material from the La Quinua Sur and the Tapado Oeste Layback and is scheduled to finish mining operations in 2021.
The Yanacocha Complex mines material from the Yanacocha Layback and Yanacocha Pinos, which are scheduled to finish mining operations in 2021. The Yanacocha Complex began operations in 1997 and has had limited mining operations in recent years.
The Carachugo leach pad processes oxide material from the Quecher Main project, which is a new open pit within the existing footprint of Yanacocha. This project went into commercial production in October 2019 and will extend the life of the Yanacocha operation to 2027. The Maqui Maqui operations mined material from multiple mines that are no longer in operation.
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
Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite. Material is evaluated for gold grade and cyanide solubility and then placed on leach pads or in stockpiles for processing through the Yanacocha Gold Mill accordingly. Yanacocha’s available mining fleet consists of two shovels, four excavators, one loader and 31 haul trucks, each with 233-tonne payload.
Brownfield exploration and development for new reserves is ongoing and we continue to evaluate the potential for mining sulfide gold and copper mineralization.
Power is supplied to the operation by Engie Energia Peru SA.
Yanacocha’s gross property, plant and mine development at December 31, 2020 was $4,900. Yanacocha produced 340,000 ounces of gold (174,000 attributable ounces of gold) in 2020 and reported 3.4 million attributable ounces of gold reserves and 790 million attributable pounds of copper reserves at December 31, 2020.
MYSRL also owns the Conga project, which is located approximately 16 miles (25 kilometers) northeast of Yanacocha and is currently in care and maintenance. Construction and development activities at the project were largely suspended in November 2011. Project activities in recent years have focused on continued engagement with the local communities and maintaining and protecting existing project infrastructure and equipment through our active care and maintenance program. Although we have reclassified Conga reserves to mineralized material and reallocated exploration and development capital to other projects, we continue to evaluate long-

term options to progress development of the Conga project. We have reprioritized the Yanacocha Sulfides project ahead of the Conga project and expect it to provide an improved path to the future development of the Conga project through improved social and political acceptance in the neighboring area and region. See Item 1A, Risk Factors, above for further information.
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
Merian reached commercial production in October 2016 and the operation currently includes the Merian 2 open pit and the Maraba open pit. The Maraba pit was added in January 2018 and the Merian 1 pit is expected to be added in 2021. All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. Merian’s available mining fleet consists of three shovels, three mining excavators and 36 haul trucks, each with 150-tonne payload.
Merian includes processing facilities that utilize a conventional gold mill, primary crusher and processing plant, consisting of a comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electrowinning and induction furnace smelting to produce a gold doré product. The processing plant has a nameplate capacity of approximately 12 million tonnes per year.
Brownfield exploration and development for new reserves is ongoing.
Power for the property is self-generated using on-site heavy fuel oil driven generators.
Merian’s gross property, plant and mine development at December 31, 2020 was $1,114. Merian produced 461,000 ounces of gold (346,000 attributable ounces of gold) in 2020 and reported 4.0 million attributable ounces of gold reserves at December 31, 2020.
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
The mineral tenure consists of ten mining property titles totaling 53,246 acres (21,548 hectares), and three exploration licenses, covering 13,193 acres (5,339 hectares). We also own significant lands in the Cerro Negro mine area, totaling approximately 27,429 acres (11,100 hectares), which lands overlie the Bajo Negro and Vein Zone deposits and adjacent prospects. Cerro Negro holds all required permits to support its current mining operations.
A 3% royalty is payable to the Province of Santa Cruz, subject to certain adjustments. In addition, there is a Provincial Sustainability Fund royalty of up to 2% of gross income, and a Municipality Sustainability Fund royalty of up to 1% of net earnings.
Cerro Negro consists of the Eureka, Mariana Central and Mariana Norte operating underground mines and the Emilia and San Marcos underground mines, which are currently in development. Deposits within the Cerro Negro mine operations are low sulfidation, epithermal gold–silver vein deposits.
Cerro Negro’s available underground mining fleet consists of 15 underground loaders, 18 underground haul trucks and seven surface haul trucks, each with 30 to 40-tonne payloads and additional auxiliary equipment as required.
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
Cerro Negro’s gross property, plant and mine development at December 31, 2020 was $1,785. Cerro Negro produced 216,000 ounces of gold in 2020 and reported 2.6 million ounces of gold reserves at December 31, 2020.

Pueblo Viejo, Dominican Republic. (40% owned) Pueblo Viejo is a joint venture with Barrick, where Barrick is the operator. We report our interest in Pueblo Viejo on an equity method basis. Pueblo Viejo, located approximately 60 miles (100 kilometers) northwest of Santo Domingo, is an open pit operation. Process facilities include a conventional mill which consists of a crushing and grinding circuit, an autoclave, and a carbon-leach circuit. Pueblo Viejo is a high sulfidation, quartz-alunite epithermal gold and silver deposit.
Pueblo Viejo produced 362,000 attributable ounces of gold in 2020 and reported 4.1 million ounces of attributable gold reserves at December 31, 2020.
Australia
The Australia region maintains its headquarters in Perth, Australia and operates two sites, Boddington and Tanami. On January 2, 2020, we completed the sale of our 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Company’s Australia segment, to Northern Star Resources Limited (“Northern Star”).
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
The Boddington project area comprises 52,506 acres (21,249 hectares) of mining tenure leased from the State of Western Australia, of which 26,910 acres (10,890 hectares) is subleased from the South 32 Worsley Joint Venturers. The total project area is comprised of multiple leases that expire between 2022 and 2039. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps existing mining tenure.
Boddington consists of greenstone diorite hosted mineralization and exploration activities continue to develop the known reserve. The mine operates two pits (North and South Pits), utilizing two electric rope shovels, an electric hydraulic shovel and a diesel powered face shovel as its prime ex-pit material movers with a fleet of 39 production haul trucks and a fleet of ancillary equipment as required. In 2020, the Board of Directors approved investment in an Autonomous Haulage System at Boddington in Australia to enhance safety and productivity, while also extending mine life. Once fully operational in 2021, Boddington will be the world’s first open pit gold mine with an autonomous haul truck fleet. Boddington has a current capacity to mine approximately 235,000 tonnes of material per day. The milling plant includes a three-stage crushing facility (two primary crushers, six secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and a carbon-in-leach circuit. The flotation circuit process recovers gold-copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered to produce doré. Mining operations consist of two open pit operations located adjacent to each other. The processing plant has a nominal capacity to process approximately 40 million tonnes of ore per year with optimization projects underway to further increase this capacity.

Brownfield exploration and development for new reserves is ongoing.
Power for the operation is sourced through the local power grid under a long-term power purchase agreement with Bluewaters Power.
Boddington’s gross property, plant and mine development at December 31, 2020 was $4,423. Boddington produced 670,000 ounces of gold and 128,000 gold equivalent ounces of other metals in 2020. At December 31, 2020, Boddington reported 12.7 million ounces of gold reserves and 1,420 million pounds of copper reserves.

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
The Newmont Tanami Operations has an area of 942,597 acres (381,455 hectares) of exploration licenses and 11,025 acres (4,462 hectares) of mineral leases granted pursuant to the Northern Territory Mineral Titles Act. The total project area is comprised of multiple leases and licenses that expire between 2022 and 2036. The operation has been granted authorization via the Northern Territory Mining Management Act to undertake mining activities on these mineral leases. For the exploration licenses, Tanami is required to make annual payments which range from 5% to 7% of the audited exploration expenditure (subject to a minimum payable) to the Central Land Council for each of the Deeds for Exploration.
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
Tanami, as an underground mining operation, has a fleet of eight underground loaders and 21 haul trucks, each with 60 to 65-tonne payloads. The processing plant was originally commissioned in 1986. The processing plant facilities were expanded and upgraded during the third quarter of 2017 and currently consist of a crushing plant, a grinding circuit, gravity carbon in pulp tanks and a conventional tailings disposal facility.
Brownfield exploration and development for new reserves is ongoing with the main focus being underground ore definition drilling of the Auron, Federation and Liberator ore bodies as well as exploration of the Oberon deposit.
Power for the operation is sourced from a power station owned and operated by Zenith Energy, fueled primarily by gas delivered via a 275 mile (450km) natural gas pipeline connecting the operation to the Amadeus Gas Pipeline which is owned and operated by Australian Gas Infrastructure Group. The gas supply, gas transmission and power purchase agreements are for a ten year term with options to extend.
Tanami’s gross property, plant and mine development at December 31, 2020 was $1,989. Tanami produced 495,000 ounces of gold in 2020 and reported 5.9 million ounces of gold reserves at December 31, 2020.
Africa
The Africa region maintains its headquarters in Accra, Ghana and operates two sites, Ahafo and Akyem.
In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (“IA”) between Newmont and the government of Ghana. The IA established a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. In December 2015, Ghana’s Parliament ratified the Revised Investment Agreements (“Ghana Investment Agreements” or “Revised IAs”). Currently, the maximum corporate income tax rate remains at 32.5% and royalties are paid on a sliding scale system that is based on average monthly gold prices. The rates range from 3% to 5% of revenues (plus an additional 0.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after reaching specific production milestones by receiving 1/9th of the total amount paid as dividends to Newmont. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. The Ghana Investment Agreements also contain commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.
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

Ahafo, Ghana. (100% owned) Ahafo is located near Kenyasi in the Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of the national capital city of Accra, and is largely accessible by paved roads. In 2002, Newmont acquired 50% of Ahafo as a result of the merger with Normandy. In 2003, Newmont purchased the remaining interest from Moydow Mines International Inc. (“Moydow”), thereby making it a wholly owned subsidiary. The Ahafo mine commenced commercial production in 2006 and currently operates a mill, two pits and an underground operation.
The Ahafo operations cover an area of approximately 137,000 acres (55,000 hectares) for the mining lease concession with current mine take area of approximately 13,200 acres (5,300 hectares) that has been fully compensated and approximately 10,700 acres (4,300 hectares) of mining area that has not been fully compensated (e.g. payment would be necessary to move people from their land). The Ahafo mine operates on three mining leases between the Government of Ghana and Newmont Ghana Gold Ltd. The leases grant the exclusive rights to work, develop and produce gold in the lease area, including the processing, storing and transportation of ore and materials. The leases require Ahafo to respect or perform certain financial and statutory reporting obligations and expire in approximately 12 years and are renewable subject to certain conditions. Ahafo pays a royalty of 2% on net smelter returns to Franco-Nevada for all gold ounces recovered from areas previously owned by Moydow and a sliding scale royalty based on the average monthly gold price up to 5% on gold production to the government of Ghana.
The Ahafo mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins. Ahafo has two active open pits, Subika and Awonsu. Subika added an underground operation, which reached commercial production in November 2018, and Awonsu completed a layback in November 2019. The available mining fleet for surface mining consists of three shovels and 37 haul trucks, each with 141-tonne payload. The available mining fleet for underground mining consists of six underground loaders and eight haul trucks, each with 55 to 60-tonne payload. The daily production rate is approximately 95,000 tonnes. The original processing plant was commissioned in 2006. The Ahafo Mill Expansion which was completed in October 2019, expanded the plant capacity to process approximately 11 million tonnes per year. The current processing plant consists of two crushing plants, two grinding circuits, carbon in leach tanks, elution circuit, counter current decantation circuit and a tailings disposal facility.

Brownfield exploration and development for new reserves is ongoing.

Ahafo’s gross property, plant and mine development at December 31, 2020 was $2,582. Ahafo produced 480,000 ounces of gold in 2020 and reported 9.5 million ounces of gold reserves at December 31, 2020.
Akyem, Ghana. (100% owned) Akyem, located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra, is an open pit mining operation. Process facilities include a crushing plant, a SAG and ball milling circuit, carbon-in-leach, elution and bullion smelting facilities and a tailings storage facility. The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. Akyem’s gross property, plant and mine development at December 31, 2020 was $1,513. Akyem produced 371,000 ounces of gold in 2020 and reported 2.3 million ounces of gold reserves at December 31, 2020.
Nevada
On July 1, 2019, the Company contributed its existing Nevada mining operations, which included Carlin, Phoenix, Twin Creeks and Long Canyon, to NGM in exchange for a 38.5% interest in NGM. For additional information regarding the formation of NGM, see Note 32 to the Consolidated Financial Statements and the discussion in our "Results of Consolidated Operations" within Part II, Item 7, Management’s Discussion and Analysis.
NGM, Nevada, USA. (38.5% owned) NGM, located in Elko, Nevada, is a joint venture with Barrick who is the operator. We report our interest in NGM on a pro rata basis. NGM operations include Cortez, Carlin, Turquoise Ridge, Phoenix, and Long Canyon.
In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine.
NGM owns, or controls through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, NGM pays a royalty equivalent to 16.2% of the mineral production. NGM wholly-owns or controls the remainder of the Gold Quarry mineral rights, in some cases subject to additional royalties. With respect to certain smaller deposits in Nevada, NGM is obligated to pay royalties on production to third parties that vary from 1% to 8% of production.
Cortez, located approximately 60 miles (100 kilometers) southwest of Elko, is an open pit and underground operation. Process facilities include an oxide mill, which consists of a crushing and grinding circuit and carbon-in leach circuit, and two heap leach pads. Refractory ore is transported to Carlin for processing. Mineralization is sedimentary rock-hosted and consists of submicron to micrometer-sized gold particles and gold in solid solution in pyrite. The Cortez available open pit mining fleet consists of six shovels and 46 haul trucks with an average payload of 360 tons. The available underground mining fleet consists of nine underground loaders and 16 haul trucks, each with 20 to 40-ton payloads.

Carlin, located 25 miles (40 kilometers) west of Elko, is an open pit and underground operation and includes the former Newmont Carlin operations and the former Barrick Goldstrike operations. Process facilities include an autoclave, two roasters, an oxide mill/flotation circuit and four heap leach pads. Carlin is a sediment-hosted disseminated gold deposit with an available open pit mining fleet consisting of 12 shovels and 70 haul trucks, which range from 150 to 250-ton payloads. The available underground mining fleet consists of 31 underground loaders and 37 haul trucks each with 20 to 40-ton payloads. Additionally, there is a toll milling agreement with NGM for processing sulfide concentrate produced at CC&V. Under the terms of the agreement, CC&V will deliver a minimum of 4,000 tons and a maximum of 8,333 tons of concentrate per month for milling to NGM. CC&V continues to hold title to the concentrate sent to NGM for processing and receives bullion credits for gold recovered and NGM utilizes the concentrate as a fuel source for the NGM roaster. The agreement expires on December 31, 2022.
Turquoise Ridge, located approximately 25 miles (40 kilometers) northeast of Golconda, is an open pit and underground operation and includes the former Newmont Twin Creeks operations and the former Barrick Turquoise Ridge operations. Process facilities include the Sage autoclave, an oxide mill, and three heap leach pads. Turquoise Ridge is a sediment-hosted disseminated gold deposit. Turquoise Ridge’s available open pit mining fleet consists of two shovels and 14 haul trucks, each with 240-ton payload. The available underground mining fleet consists of 11 underground loaders and 16 haul trucks, each with 20 to 40-ton payloads.
Phoenix, located approximately 10 miles (16 kilometers) south of Battle Mountain, is an open pit operation. Process facilities include a flotation mill, a carbon-in-leach plant, a copper leach pad and a solvent extraction electrowinning (“SX/EW”) plant. Phoenix is a skarn-hosted polymetallic massive sulfide replacement deposit. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. The Phoenix surface mine’s available mining fleet consists of three shovels and 20 haul trucks, each with 240-ton payload.
Long Canyon, located approximately 75 miles (120 kilometers) east of Elko, is an open pit operation. Long Canyon is a sediment-hosted disseminated gold deposit. Oxide ore with suitable cyanide solubility is treated on a heap leach pad. The Long Canyon available mining fleet consists of two shovels and 12 haul trucks, each with 240-ton payload. Gold recovered from the leach pad is transferred as gold-bearing carbon to Carlin for refining and shipment.
Brownfield exploration and development for new reserves is ongoing.
Power is either purchased in the open market or supplied by the power plants owned and operated by NGM.
Newmont’s share of NGM’s gross property, plant and mine development at December 31, 2020 was $7,426. NGM produced 1.3 million attributable ounces of gold in 2020 and reported 17.4 million attributable ounces of gold reserves at December 31, 2020.

Operating Statistics
The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce of our continuing operations:

Year Ended December 31, 2020	North America	South America	Australia	Africa	Nevada	Total Gold
Tons mined (000 dry short tons):
Open pit	201,733	108,037	99,143	73,687	151,260	633,860
Underground	3,054	715	3,011	1,575	2,667	11,022
Tons processed (000 dry short tons):
Mill	41,785	21,915	47,549	19,555	16,389	147,193
Leach	23,099	17,307	—	—	13,708	54,114
Average ore grade (oz/ton):
Mill	0.037	0.039	0.027	0.049	0.093	0.042
Leach	0.014	0.010	—	—	0.017	0.013
Average mill recovery rate	84.5%	89.1%	90.7%	90.0%	74.9%	84.9%
Ounces produced (000):
Mill	1,240	777	1,165	851	1,151	5,184
Leach	217	240	—	—	183	640
Consolidated	1,457	1,017	1,165	851	1,334	5,824
Attributable	1,457	736	1,165	851	1,334	5,543
Consolidated ounces sold (000)	1,448	1,034	1,160	853	1,336	5,831
Production costs per ounce sold: (1)
Direct mining and production costs	$736	$725	$698	$663	$800	$731
By-product credits	(4)	(51)	(8)	(2)	(44)	(22)
Royalties and production taxes	39	82	45	103	31	55
Write-downs and inventory change	2	55	(20)	(51)	(30)	(8)
Costs applicable to sales (2)	773	811	715	713	757	756
Depreciation and amortization	385	358	182	311	434	343
Reclamation accretion	10	34	8	12	6	13
Total production costs	$1,168	$1,203	$905	$1,036	$1,197	$1,112

All-in sustaining costs per ounce sold (2)	$1,049	$1,100	$964	$890	$920	$1,045

Year Ended December 31, 2019	North America	South America	Australia	Africa	Nevada	Total Gold
Tons mined (000 dry short tons):
Open pit	135,822	102,765	113,031	75,420	154,115	581,153
Underground	3,082	1,004	3,494	1,342	2,934	11,856
Tons processed (000 dry short tons):
Mill	21,913	22,408	53,618	15,958	19,722	133,619
Leach	21,497	34,635	—	—	15,452	71,584
Average ore grade (oz/ton):
Mill	0.045	0.054	0.030	0.071	0.080	0.049
Leach	0.013	0.011	—	—	0.018	0.013
Average mill recovery rate	81.6%	90.0%	88.8%	92.7%	78.3%	86.1%
Ounces produced (000):
Mill	782	1,087	1,431	1,051	1,229	5,580
Leach	254	298	—	—	246	798
Development (3)	—	—	—	14	—	14
Consolidated	1,036	1,385	1,431	1,065	1,475	6,392
Attributable	1,036	997	1,431	1,065	1,475	6,004
Consolidated ounces sold (000)	1,080	1,404	1,438	1,051	1,492	6,465
Production costs per ounce sold: (1)
Direct mining and production costs	$858	$606	$693	$525	$765	$691
By-product credits	(4)	(34)	(6)	(2)	(19)	(14)
Royalties and production taxes	22	65	36	88	13	43
Write-downs and inventory change	7	9	11	(14)	(11)	1
Costs applicable to sales (2)	883	646	734	597	748	721
Depreciation and amortization	356	234	164	295	340	275
Reclamation accretion	12	23	9	9	6	12
Total production costs	$1,251	$903	$907	$901	$1,094	$1,008

All-in sustaining costs per ounce sold (2)	$1,187	$814	$908	$791	$935	$966

Year Ended December 31, 2018	North America	South America	Australia	Africa	Nevada	Total Gold
Tons mined (000 dry short tons):
Open pit	41,749	99,793	103,192	71,970	188,809	505,513
Underground	—	—	3,202	1,339	3,024	7,565
Tons processed (000 dry short tons):
Mill	1,660	21,666	54,337	15,585	24,219	117,467
Leach	19,513	25,405	—	—	26,521	71,439
Average ore grade (oz/ton):
Mill	0.101	0.042	0.032	0.058	0.073	0.047
Leach	0.014	0.013	—	—	0.020	0.016
Average mill recovery rate	62.3%	88.0%	87.4%	92.6%	78.1%	84.6%
Ounces produced (000):
Mill	93	802	1,523	850	1,360	4,628
Leach	267	247	—	—	337	851
Consolidated	360	1,049	1,523	850	1,697	5,479
Attributable	360	671	1,523	850	1,697	5,101
Consolidated ounces sold (000)	357	1,060	1,553	851	1,695	5,516
Production costs per ounce sold: (1)
Direct mining and production costs	$712	$593	$681	$592	$763	$677
By-product credits	(7)	(19)	(7)	(2)	(9)	(9)
Royalties and production taxes	25	53	32	55	9	32
Write-downs and inventory change	(3)	33	3	—	3	8
Costs applicable to sales (2)	727	660	709	645	766	708
Depreciation and amortization	232	201	133	301	240	213
Reclamation accretion	10	24	8	9	5	10
Total production costs	$969	$885	$850	$955	$1,011	$931

All-in sustaining costs per ounce sold (2)	$840	$804	$845	$794	$928	$909
____________________________
(1)Production costs do not include items that are included in sustaining costs such as General and administrative; Exploration; Advanced projects, research and development; Other expense, net and Sustaining capital.
(2)Costs applicable to sales per ounce and All-in sustaining costs per ounce are non-GAAP financial measures. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
(3)Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income, net of incremental mining and processing costs.
The following tables detail operating statistics related to co-product metal production and sales:

	Year Ended December 31, 2020
	Copper (1)	Silver (2)	Lead (2)	Zinc (2)
	(pounds)	(ounces)	(pounds)	(pounds)
Tons milled (000 dry short tons)	44,596	33,720	33,720	33,720
Average milled grade (% pounds/ton) / (oz/ton)	0.08%	1.01	0.35%	0.80%
Average mill recovery rate	80.2%	90.8%	80.1%	84.1%
Consolidated pounds (millions)/ ounces (thousands) produced	56	27,801	179	381
Consolidated pounds (millions)/ ounces (thousands) sold	56	28,596	185	407

	Year Ended December 31, 2019
	Copper			Silver	Lead	Zinc
	Australia	Nevada	Total	Total (2)	Total (2)	Total (2)
	(pounds)	(pounds)	(pounds)	(ounces)	(pounds)	(pounds)
Tons milled (000 dry short tons)	43,883	5,147	49,030	15,038	15,038	15,038
Average milled grade (% pounds/ton) / (oz/ton)	0.10%	0.09%	0.10%	1.32	0.48%	0.86%
Average mill recovery rate	80.3%	59.7%	78.2%	87.8%	78.8%	84.1%
Tons leached (000 dry short tons)	—	4,074	4,074	—	—	—
Average leached grade	—	0.25%	0.25%	—	—	—
Consolidated pounds (millions)/ ounces (thousands) produced	64	15	79	15,860	108	187
Consolidated pounds (millions)/ ounces (thousands) sold	63	17	80	15,987	108	179

	Year Ended December 31, 2018
	Copper
	Australia	Nevada	Total
Tons milled (000 dry short tons)	44,354	12,163	56,517
Average milled grade	0.12%	0.09%	0.11%
Average mill recovery rate	79.7%	70.5%	78.2%
Tons leached (000 dry short tons)	—	7,348	7,348
Average leached grade	—	0.27%	0.27%
Consolidated pounds (millions) produced	77	32	109
Consolidated pounds (millions) sold	80	30	110
____________________________
(1)All of our 2020 copper co-product production came from Australia, specifically the Boddington Mine.
(2)All of our 2020 and 2019 silver, lead and zinc co-product production came from North America, specifically the Peñasquito Mine.
The following tables detail operating statistics related to co-product metal production costs per gold equivalent ounce (“GEO”) sold. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2020 GEO Price	$1,200	$2.75	$16.00	$0.95	$1.20
2019 GEO Price	$1,200	$2.75	$15.00	$0.90	$1.05
2018 GEO Price	$1,250	$2.70	$—	$—	$—

	Year Ended December 31, 2020
	North America	Australia	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$535	$837	$571
Depreciation and amortization	302	152	284
Reclamation and remediation	8	11	9
Total production costs per GEO sold (3)	$845	$1,000	$864

All-in sustaining costs per GEO sold (2)	$828	$1,080	$858

	Year Ended December 31, 2019
	North America	Australia	Nevada	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$886	$803	$750	$858
Depreciation and amortization	342	151	243	291
Reclamation and remediation	16	11	14	14
Total production costs per GEO sold (3)	$1,243	$965	$1,007	$1,164

All-in sustaining costs per GEO sold (2)	$1,339	$954	$894	$1,222

	Year Ended December 31, 2018
	Australia	Nevada	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$758	$845	$782
Depreciation and amortization	138	227	162
Reclamation and remediation	10	20	12
Total production costs per GEO sold (3)	$905	$1,092	$956

All-in sustaining costs per GEO sold (2)	$898	$1,035	$935
____________________________
(1)Production costs do not include items that are included in sustaining costs such as General and administrative; Exploration; Advanced projects, research and development; Other expense, net and sustaining capital.
(2)Costs applicable to sales per GEO and All-in sustaining costs per GEO are non-GAAP financial measures. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
(3)May not recalculate due to rounding.
Proven and Probable Reserves
In 2020, we sold Red Lake and our 50% interest in Kalgoorlie and as such, reserves for these properties for the year ended December 31, 2020 are not included within the discussion below. For further information, see Note 10 to the Consolidated Financial Statements.
We had attributable proven and probable gold reserves of 94.2 million ounces at December 31, 2020. For 2020 and 2019, reserves were estimated at a gold price assumption of $1,200 per ounce. We estimate our 2020 reserves would increase by 4% (3.6 million ounces), or decline by 7% (6.1 million ounces), if estimated at a $1,300 and $1,100 per ounce gold price, respectively, with all other assumptions remaining constant.
At December 31, 2020, our attributable proven and probable gold reserves were 15.7 million ounces in North America, 30.8 million ounces in South America, 18.5 million ounces in Australia, 11.8 million ounces in Africa and 17.4 million ounces in Nevada.
Our attributable proven and probable copper reserves at December 31, 2020 were 15,220 million pounds. For 2020 and 2019, reserves were estimated at a copper price assumption of $2.75 per pound.
Our attributable proven and probable silver reserves at December 31, 2020 were 613 million ounces. For 2020 and 2019, reserves were estimated at a silver price assumption of $17 and $16 per ounce, respectively. Silver production is generally a by-product of gold and/or copper production, other than at Peñasquito where silver production is accounted for as a co-product.
Our attributable proven and probable lead reserves at December 31, 2020 were 2,940 million pounds. For 2020 and 2019, reserves were estimated at a lead price assumption of $0.90 and $0.95 per pound, respectively.
Our attributable proven and probable zinc reserves at December 31, 2020 were 6,810 million pounds. For 2020 and 2019, reserves were estimated at a zinc price assumption of $1.15 and $1.20 per pound, respectively.
Our attributable proven and probable molybdenum reserves at NuevaUnión at December 31, 2020 were 270 million pounds. For 2020 and 2019, reserves were estimated based on prices set by the NuevaUnión joint venture.

All of our reserves are located on land (i) we own or control, or (ii) that is owned or controlled by business entities established with our joint venture partners, in which the Company owns its pro-rata share of the capital stock, membership units, or interests. The risks that could affect title to our property are included above in Part I, Item 1A, Risk Factors.
Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. Metal price assumptions, adjusted for our exchange rate assumption, follow U.S. Securities and Exchange Commission ("SEC") guidance not to exceed a three year trailing average. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of mineralization considered economic to process, varies with material type, price, metallurgical recoveries, operating costs and co- or by-product credits. Reserve estimates may have non-material differences in comparison to our Joint Venture partners due to differences in classification and rounding methodology.
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
We publish reserves annually, and will recalculate reserves at December 31, 2021, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2021. Reserve disclosures as at December 31, 2021 will be presented in the Annual Report on Form 10-K, expected to be filed in February 2022, in accordance with the new Regulation S-K 1300 requirements of the SEC; whereas reserve disclosures as at December 31, 2020, presented herein, have been prepared in accordance with the SEC’s Industry Guide 7.
The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2020 and 2019:

Gold Reserves At December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
CC&V Open Pits (4)	100%	94,000	0.015	1,370	21,900	0.011	240	115,900	0.014	1,610	62%
CC&V Leach Pads (5)	100%	—		—	36,400	0.024	880	36,400	0.024	880	57%
Total CC&V, Colorado		94,000	0.015	1,370	58,300	0.019	1,120	152,300	0.016	2,490	61%
Musselwhite, Canada (6)	100%	2,100	0.182	380	7,800	0.182	1,410	9,900	0.182	1,790	95%
Porcupine Underground (7)	100%	2,400	0.229	550	3,100	0.179	550	5,500	0.201	1,100	91%
Porcupine Open Pit (8)	100%	9,100	0.045	410	37,600	0.041	1,540	46,700	0.042	1,950	94%
Total Porcupine, Canada		11,500	0.083	960	40,700	0.051	2,090	52,200	0.058	3,050	93%
Éléonore, Canada (9)	100%	1,500	0.168	260	7,100	0.141	1,000	8,600	0.146	1,260	93%
Peñasquito Open Pits	100%	110,400	0.019	2,060	273,400	0.017	4,620	383,800	0.017	6,680	71%
Peñasquito Stockpiles (10)	100%	13,000	0.019	250	30,600	0.006	170	43,600	0.010	420	53%
Total Peñasquito, Mexico (11)		123,400	0.019	2,310	304,000	0.016	4,790	427,400	0.017	7,100	70%
		232,500	0.023	5,280	417,900	0.025	10,410	650,400	0.024	15,690	78%
South America
Yanacocha Open Pits (12)	51.35%	6,300	0.019	120	98,400	0.019	1,900	104,700	0.019	2,020	60%
Yanacocha Underground (13)	51.35%	—		—	7,700	0.181	1,390	7,700	0.181	1,390	97%
Total Yanacocha, Peru		6,300	0.019	120	106,100	0.031	3,290	112,400	0.030	3,410	75%
Merian, Suriname (14)	75%	55,200	0.038	2,100	63,300	0.030	1,870	118,500	0.033	3,970	93%
Cerro Negro, Argentina (15)	100%	2,600	0.244	630	7,300	0.265	1,940	9,900	0.260	2,570	91%
Pueblo Viejo Open Pits	40%	10,500	0.070	730	11,200	0.066	740	21,700	0.068	1,470	91%
Pueblo Viejo Stockpiles (10)	40%	—		—	39,400	0.067	2,640	39,400	0.067	2,640	89%
Total Pueblo Viejo, Dominican Republic (16)		10,500	0.070	730	50,600	0.067	3,380	61,100	0.067	4,110	90%
NuevaUnión, Chile (17)(26)	50%	—		—	376,000	0.014	5,110	376,000	0.014	5,110	66%
Norte Abierto, Chile (18)(26)	50%	—		—	660,100	0.018	11,620	660,100	0.018	11,620	74%
		74,600	0.048	3,580	1,263,400	0.022	27,210	1,338,000	0.023	30,790	79%
Australia
Boddington Open Pit	100%	272,400	0.020	5,430	317,000	0.019	6,060	589,400	0.019	11,490	85%
Boddington Stockpiles (10)	100%	1,800	0.023	40	93,400	0.012	1,160	95,200	0.013	1,200	78%
Total Boddington, Western Australia (19)		274,200	0.020	5,470	410,400	0.018	7,220	684,600	0.019	12,690	85%
Tanami, Northern Territory (20)	100%	16,100	0.143	2,290	23,800	0.150	3,580	39,900	0.147	5,870	98%
		290,300	0.027	7,760	434,200	0.025	10,800	724,500	0.026	18,560	89%
Africa
Ahafo South Open Pits (21)	100%	13,100	0.070	910	42,000	0.051	2,140	55,100	0.056	3,050	90%
Ahafo South Underground (22)	100%	8,300	0.114	950	10,500	0.094	990	18,800	0.103	1,940	94%
Ahafo South Stockpiles (10)	100%	40,000	0.027	1,070	—		—	40,000	0.027	1,070	88%
Total Ahafo South, Ghana		61,400	0.048	2,930	52,500	0.060	3,130	113,900	0.053	6,060	91%
Ahafo North, Ghana (23)	100%	—		—	49,700	0.070	3,480	49,700	0.070	3,480	91%
Akyem Open Pit (24)	100%	18,800	0.049	920	18,900	0.050	950	37,700	0.050	1,870	91%
Akyem Stockpiles (10)	100%	16,600	0.024	400	—		—	16,600	0.024	400	90%
Total Akyem, Ghana		35,400	0.037	1,320	18,900	0.050	950	54,300	0.042	2,270	90%
		96,800	0.044	4,250	121,100	0.062	7,560	217,900	0.054	11,810	91%
Nevada
NGM Open Pits	38.5%	11,500	0.050	570	136,400	0.036	4,870	147,900	0.037	5,440	70%
NGM Stockpiles (10)	38.5%	36,800	0.069	2,530	—		—	36,800	0.069	2,530	71%
NGM Underground	38.5%	16,800	0.294	4,930	16,000	0.280	4,490	32,800	0.287	9,420	88%
Total NGM, Nevada (25)		65,100	0.123	8,030	152,400	0.061	9,360	217,500	0.080	17,390	80%
		65,100	0.123	8,030	152,400	0.061	9,360	217,500	0.080	17,390	80%
Total Gold		759,300	0.038	28,900	2,389,000	0.027	65,340	3,148,300	0.030	94,240	82%

Gold Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
CC&V Open Pits	100%	103,800	0.015	1,570	26,900	0.013	340	130,700	0.015	1,910	59%
CC&V Leach Pads (5)	100%	—		—	34,800	0.026	890	34,800	0.026	890	59%
Total CC&V, Colorado		103,800	0.015	1,570	61,700	0.020	1,230	165,500	0.017	2,800	59%
Red Lake, Canada (27)	100%	1,000	0.254	260	4,100	0.253	1,040	5,100	0.253	1,300	94%
Musselwhite, Canada	100%	5,400	0.189	1,020	5,500	0.192	1,070	10,900	0.190	2,090	95%
Porcupine Underground	100%	600	0.307	200	4,700	0.201	950	5,300	0.214	1,150	87%
Porcupine Open Pit	100%	13,000	0.044	570	36,000	0.030	1,100	49,000	0.034	1,670	88%
Total Porcupine, Canada		13,600	0.057	770	40,700	0.050	2,050	54,300	0.052	2,820	88%
Éléonore, Canada	100%	1,700	0.166	280	6,600	0.152	1,000	8,300	0.155	1,280	91%
Peñasquito Open Pits	100%	116,000	0.019	2,160	335,700	0.017	5,700	451,700	0.017	7,860	77%
Peñasquito Stockpiles (10)	100%	5,000	0.012	60	30,100	0.005	160	35,100	0.006	220	58%
Total Peñasquito, Mexico		121,000	0.018	2,220	365,800	0.016	5,860	486,800	0.017	8,080	77%
		246,500	0.025	6,120	484,400	0.025	12,250	730,900	0.025	18,370	80%
South America
Yanacocha Open Pits	51.35%	12,500	0.021	270	106,500	0.019	1,990	119,000	0.019	2,260	64%
Yanacocha Underground	51.35%	—		—	6,500	0.201	1,310	6,500	0.201	1,310	96%
Total Yanacocha, Peru		12,500	0.021	270	113,000	0.029	3,300	125,500	0.028	3,570	76%
Merian, Suriname	75%	45,500	0.041	1,860	51,500	0.031	1,620	97,000	0.036	3,480	92%
Cerro Negro, Argentina	100%	1,200	0.335	400	8,100	0.275	2,200	9,300	0.283	2,600	92%
Pueblo Viejo Open Pits	40%	7,400	0.078	580	6,200	0.079	490	13,600	0.079	1,070	91%
Pueblo Viejo Stockpiles (10)	40%	—		—	38,900	0.070	2,740	38,900	0.070	2,740	90%
Total Pueblo Viejo, Dominican Republic		7,400	0.078	580	45,100	0.072	3,230	52,500	0.073	3,810	90%
NuevaUnión, Chile (17)(26)	50%	—		—	376,000	0.014	5,150	376,000	0.014	5,150	68%
Norte Abierto, Chile (18)(26)	50%	—		—	660,100	0.018	11,620	660,100	0.018	11,620	74%
		66,600	0.047	3,110	1,253,800	0.022	27,120	1,320,400	0.023	30,230	78%
Australia
Boddington Open Pit	100%	258,800	0.020	5,260	271,300	0.020	5,460	530,100	0.020	10,720	85%
Boddington Stockpiles (10)	100%	4,300	0.018	80	89,700	0.013	1,130	94,000	0.013	1,210	78%
Total Boddington, Western Australia		263,100	0.020	5,340	361,000	0.018	6,590	624,100	0.019	11,930	84%
Tanami, Northern Territory	100%	14,300	0.151	2,170	22,400	0.157	3,510	36,700	0.155	5,680	97%
Kalgoorlie Open Pit and Underground	50%	4,000	0.056	230	22,500	0.059	1,330	26,500	0.059	1,560	83%
Kalgoorlie Stockpiles (10)	50%	15,000	0.031	460	56,800	0.020	1,120	71,800	0.022	1,580	74%
Total Kalgoorlie, Western Australia (27)		19,000	0.036	690	79,300	0.031	2,450	98,300	0.032	3,140	78%
		296,400	0.028	8,200	462,700	0.027	12,550	759,100	0.027	20,750	86%
Africa
Ahafo South Open Pits	100%	13,500	0.070	940	49,600	0.051	2,550	63,100	0.055	3,490	90%
Ahafo South Underground	100%	1,500	0.140	210	14,500	0.091	1,330	16,000	0.096	1,540	94%
Ahafo South Stockpiles (10)	100%	42,300	0.027	1,140	—		—	42,300	0.027	1,140	88%
Total Ahafo South, Ghana		57,300	0.040	2,290	64,100	0.061	3,880	121,400	0.051	6,170	91%
Ahafo North, Ghana	100%	—		—	49,600	0.070	3,470	49,600	0.070	3,470	91%
Akyem Open Pit	100%	20,100	0.048	970	22,700	0.051	1,150	42,800	0.050	2,120	90%
Akyem Stockpiles (10)	100%	18,000	0.026	460	—	—	—	18,000	0.026	460	84%
Total Akyem, Ghana		38,100	0.037	1,430	22,700	0.051	1,150	60,800	0.042	2,580	89%
		95,400	0.039	3,720	136,400	0.062	8,500	231,800	0.053	12,220	91%
Nevada
NGM Open Pits	38.5%	10,800	0.053	570	156,300	0.034	5,370	167,100	0.036	5,940	83%
NGM Stockpiles (10)	38.5%	40,800	0.069	2,830	—		—	40,800	0.069	2,830	73%
NGM Underground	38.5%	16,200	0.306	5,000	16,800	0.286	4,830	33,000	0.296	9,830	83%
Total NGM, Nevada (25)		67,800	0.124	8,400	173,100	0.059	10,200	240,900	0.077	18,600	81%
		67,800	0.124	8,400	173,100	0.059	10,200	240,900	0.077	18,600	81%
Total Gold		772,700	0.038	29,550	2,510,400	0.028	70,620	3,283,100	0.031	100,170	81%
____________________________
(1)The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.

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
The term “proven reserves” means reserves for which (a) quantity is estimated from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.
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
Proven and probable reserves were estimated using the same cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material considered economic to process. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold, copper, silver, lead, zinc or molybdenum extraction and type of milling or leaching facilities available.
2020 and 2019 reserves were estimated at a gold price of $1,200 per ounce unless otherwise noted.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 10,000.
(4)Cut-off grades utilized in 2020 reserves were as follows: oxide mill material not less than 0.026 ounce per ton and leach material not less than 0.005 ounce per ton.
(5)Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)Cut-off grade utilized in 2020 reserves not less than 0.101 ounce per ton.
(7)Cut-off grade utilized in 2020 reserves not less than 0.073 ounce per ton.
(8)Cut-off grade utilized in 2020reserves not less than 0.013 ounce per ton.
(9)Cut-off grade utilized in 2020 reserves not less than 0.131 ounce per ton.
(10)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(11)Gold cut-off grade varies with level of silver, lead and zinc credits.
(12)Gold cut-off grades utilized in 2020 reserves were as follows: oxide leach material not less than 0.004 ounce per ton; oxide mill material not less than 0.014 ounce per ton; and refractory mill material not less than 0.043 ounce per ton.
(13)Gold cut-off grades utilized in 2020 reserves not less than 0.061 ounce per ton.
(14)Cut-off grade utilized in 2020 reserves not less than 0.009 ounce per ton.
(15)Cut-off grade utilized in 2020 reserves not less than 0.171 ounce per ton.
(16)The Pueblo Viejo mine, which is 40 percent owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(17)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(18)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(19)Gold cut-off grade varies with level of copper credits.
(20)Cut-off grade utilized in 2020 reserves not less than 0.050 ounce per ton.
(21)Cut-off grade utilized in 2020 reserves not less than 0.020 ounce per ton.
(22)Cut-off grade utilized in 2020 reserves not less than 0.090 ounce per ton.
(23)Includes undeveloped reserves in the Ahafo trend totaling 3.4 million ounces. Cut-off grade utilized in 2020 reserves not less than 0.015 ounce per ton.
(24)Cut-off grade utilized in 2020 reserves not less than 0.017 ounce per ton.
(25)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(26)Currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.
(27)Property sold during 2020. Refer to Note 10 for additional information.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2020 and 2019:

Copper Reserves At December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Cu %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
Yanacocha Open Pits and Underground, Peru (4)	51.35%	—		—	63,600	0.62%	790	63,600	0.62%	790	83%
NuevaUnión, Chile (5)(6)	50%	—		—	1,232,400	0.40%	9,800	1,232,400	0.40%	9,800	88%
Norte Abierto, Chile (6)(7)	50%	—		—	660,100	0.22%	2,890	660,100	0.22%	2,890	87%
		—		—	1,956,100	0.34%	13,480	1,956,100	0.34%	13,480	87%
Australia
Boddington Open Pit, Western Australia (8)	100%	272,400	0.10%	540	317,000	0.11%	720	589,400	0.11%	1,260	82%
Boddington Stockpiles, Western Australia (9)	100%	1,800	0.10%	—	93,400	0.09%	160	95,200	0.09%	160	75%
		274,200	0.10%	540	410,400	0.11%	880	684,600	0.10%	1,420	81%
Nevada
NGM, Nevada (10)	38.5%	15,400	0.20%	60	75,500	0.17%	260	90,900	0.18%	320	64%
		15,400	0.20%	60	75,500	0.17%	260	90,900	0.18%	320	64%
Total Copper		289,600	0.10%	600	2,442,000	0.30%	14,620	2,731,600	0.28%	15,220	86%

Copper Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Cu %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
Yanacocha Open Pits and Underground, Peru	51.35%	—		—	59,000	0.63%	740	59,000	0.63%	740	83%
NuevaUnión, Chile (5)(6)	50%	—		—	1,232,400	0.40%	9,760	1,232,400	0.40%	9,760	88%
Norte Abierto, Chile (6)(7)	50%	—		—	660,100	0.22%	2,890	660,100	0.22%	2,890	87%
		—		—	1,951,500	0.34%	13,390	1,951,500	0.34%	13,390	87%
Australia
Boddington Open Pit, Western Australia	100%	258,800	0.09%	480	271,300	0.11%	590	530,100	0.10%	1,070	78%
Boddington Stockpiles, Western Australia (9)	100%	4,300	0.09%	—	89,700	0.09%	160	94,000	0.09%	160	72%
		263,100	0.09%	480	361,000	0.10%	750	624,100	0.10%	1,230	78%
Nevada
NGM, Nevada (10)	38.5%	18,800	0.19%	70	88,200	0.17%	310	107,000	0.18%	380	65%
		18,800	0.19%	70	88,200	0.17%	310	107,000	0.18%	380	65%
Total Copper		281,900	0.10%	550	2,400,700	0.30%	14,450	2,682,600	0.28%	15,000	86%
____________________________
(1)See footnote (1) to the Gold Proven and Probable Reserves tables above. Copper reserves for 2020 and 2019 were estimated at a copper price of $2.75 per pound.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Reserve estimates relate to the undeveloped Yanacocha Sulfides project. Copper cut-off grade varies with level of gold and silver credits.
(5)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(6)Currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.
(7)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(8)Copper cut-off grade varies with level of gold credits.
(9)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where pounds exceed 100 million and are greater than 5% of the total site reported reserves.
(10)Reserve estimates provided by Barrick, the operator of the NGM joint venture.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2020 and 2019:

Silver Reserves At December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico(4)	100%	110,400	1.13	124,690	273,400	0.981	268,200	383,800	1.024	392,890	88%
Peñasquito Stockpiles, Mexico(5)	100%	13,000	0.876	11,400	30,600	0.700	21,460	43,600	0.753	32,860	82%
		123,400	1.103	136,090	304,000	0.953	289,660	427,400	0.996	425,750	88%
South America
Yanacocha Open Pits and Underground, Peru(6)	51.35%	3,100	0.259	810	58,300	0.533	31,100	61,400	0.520	31,910	53%
Yanacocha Stockpiles, Peru(5)	51.35%	1,600	1.074	1,670	1,400	1.025	1,450	3,000	1.050	3,120	73%
Yanacocha Leach Pads, Peru(7)	51.35%	—		—	61,000	0.239	14,560	61,000	0.239	14,560	5%
Total Yanacocha, Peru		4,700	0.530	2,480	120,700	0.390	47,110	125,400	0.395	49,590	40%
Cerro Negro, Argentina(8)	100%	2,600	1.951	5,060	7,300	2.104	15,360	9,900	2.064	20,420	75%
Pueblo Viejo, Dominican Republic(9)	40%	10,500	0.350	3,660	50,600	0.461	23,330	61,100	0.442	26,990	77%
NuevaUnión, Chile(10)(11)	50%	—		—	1,232,400	0.038	47,170	1,232,400	0.038	47,170	66%
Norte Abierto, Chile(11)(12)	50%	—		—	660,100	0.044	29,340	660,100	0.044	29,340	74%
		17,800	0.632	11,200	2,071,100	0.078	162,310	2,088,900	0.083	173,510	63%
Nevada
NGM, Nevada(13)	38.5%	6,600	0.228	1,500	59,300	0.201	11,930	65,900	0.204	13,430	38%
		6,600	0.228	1,500	59,300	0.201	11,930	65,900	0.204	13,430	38%
Total Silver		147,800	1.008	148,790	2,434,400	0.191	463,900	2,582,200	0.237	612,690	79%

Silver Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Tonnage (2) (000)	Grade (oz/ton)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico	100%	116,000	1.092	126,630	335,700	0.941	315,830	451,700	0.980	442,460	90%
Peñasquito Stockpiles, Mexico(5)	100%	5,000	1.554	7,730	30,100	0.703	21,170	35,100	0.824	28,900	86%
		121,000	1.111	134,360	365,800	0.921	337,000	486,800	0.968	471,360	89%
South America
Yanacocha Open Pits and Underground, Peru	51.35%	5,000	0.298	1,500	62,500	0.538	33,600	67,500	0.520	35,100	46%
Yanacocha Stockpiles, Peru(5)	51.35%	1,400	1.162	1,640	1,600	1.217	1,920	3,000	1.191	3,560	58%
Yanacocha Leach Pads, Peru(7)	51.35%	—		—	58,400	0.239	13,950	58,400	0.239	13,950	6%
Total Yanacocha, Peru		6,400	0.488	3,140	122,500	0.404	49,470	128,900	0.408	52,610	36%
Cerro Negro, Argentina	100%	1,200	2.872	3,400	8,100	2.237	17,940	9,300	2.319	21,340	75%
Pueblo Viejo, Dominican Republic(9)	40%	7,400	0.421	3,130	45,100	0.476	21,440	52,500	0.468	24,570	77%
NuevaUnión, Chile(10)(11)	50%	—		—	856,400	0.045	38,440	856,400	0.045	38,440	65%
Norte Abierto, Chile(11)(12)	50%	—		—	660,100	0.044	29,340	660,100	0.044	29,340	74%
		15,000	0.643	9,670	1,692,200	0.093	156,630	1,707,200	0.097	166,300	60%
Nevada
NGM, Nevada(13)	38.5%	6,400	0.239	1,550	64,800	0.204	13,210	71,200	0.207	14,760	38%
		6,400	0.239	1,550	64,800	0.204	13,210	71,200	0.207	14,760	38%
Total Silver		142,400	1.022	145,580	2,122,800	0.239	506,840	2,265,200	0.288	652,420	76%
____________________________
(1)See footnote (1) to the Gold Proven and Probable Reserves tables above. Silver reserves for 2020 and 2019 were estimated at a silver price of $17 and $16 per ounce, respectively.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Gold Proven and Probable Reserves tables above.
(4)Silver cut-off grade varies with gold, lead and zinc credits.

(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)Silver cut-off grade varies with gold and copper credits.
(7)Leach pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(8)Silver cut-off grade varies with gold credits.
(9)The Pueblo Viejo mine, which is 40 percent owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(10)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(11)Currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.
(12)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(13)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
The following tables detail lead proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2020 and 2019:

Lead Reserves At December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Pb %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits (4)	100%	110,400	0.39%	870	273,400	0.33%	1,780	383,800	0.34%	2,650	78%
Peñasquito Stockpiles (5)	100%	13,000	0.36%	90	30,600	0.32%	200	43,600	0.33%	290	64%
Total Lead		123,400	0.39%	960	304,000	0.32%	1,980	427,400	0.34%	2,940	76%

Lead Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Pb %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits	100%	114,200	0.39%	880	334,200	0.32%	2,140	448,400	0.34%	3,020	75%
Peñasquito Stockpiles (5)	100%	5,000	0.54%	50	30,100	0.32%	190	35,100	0.35%	240	64%
Total Lead		119,200	0.39%	930	364,300	0.32%	2,330	483,500	0.34%	3,260	74%
____________________________
(1)See footnote (1) to the Gold Proven and Probable Reserves tables above. Lead reserves for 2020 and 2019 were estimated at a lead price of $0.90 and $0.95 per pound, respectively.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Lead cut-off grade varies with level of gold, silver and zinc credits.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where pounds exceed 100 million and are greater than 5% of the total site-reported reserves.
The following tables detail zinc proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2020 and 2019:

Zinc Reserves At December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Zn %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits (4)	100%	110,400	0.98%	2,170	273,400	0.77%	4,210	383,800	0.83%	6,380	82%
Peñasquito Stockpiles (5)	100%	13,000	0.62%	160	30,600	0.44%	270	43,600	0.49%	430	72%
Total Zinc		123,400	0.94%	2,330	304,000	0.74%	4,480	427,400	0.80%	6,810	82%

Zinc Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Zn %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits	100%	114,200	0.93%	2,130	334,200	0.74%	4,940	448,400	0.79%	7,070	81%
Peñasquito Stockpiles (5)	100%	5,000	0.77%	80	30,100	0.44%	270	35,100	0.49%	350	72%
Total Zinc		119,200	0.93%	2,210	364,300	0.71%	5,210	483,500	0.77%	7,420	81%
____________________________
(1)See footnote (1) to the Gold Proven and Probable Reserves tables above. Zinc reserves for 2020 and 2019 were estimated at a zinc price of $1.15 and $1.20 per pound, respectively.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Zinc cut-off grade varies with level of gold, silver and lead credits.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where pounds exceed 100 million and are greater than 5% of the total site-reported reserves.
The following tables detail molybdenum proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2020 and 2019:

Molybdenum Reserves At December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Mo %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	—		—	856,400	0.02%	270	856,400	0.02%	270	48%
Total Molybdenum		—		—	856,400	0.02%	270	856,400	0.02%	270	48%

Molybdenum Reserves At December 31, 2019 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000)	Grade (Mo %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	—		—	856,400	0.02%	270	856,400	0.02%	270	48%
Total Molybdenum		—		—	856,400	0.02%	270	856,400	0.02%	270	48%
____________________________
(1)See footnote (1) to the Gold Proven and Probable Reserves tables above. Reserves estimates provided by the NuevaUnión joint venture. The project is currently undeveloped.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Gold Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.
Mineralized Material
In 2020, we sold Red Lake, Sandman and our 50% interest in Kalgoorlie. As such, mineralized materials for these properties for the year ended December 31, 2020 are not included within the discussion below. Additionally, in 2020, we entered into a Joint Venture Agreement ("MARA JV Agreement") under which we contributed our 37.5% ownership interest in Alumbrera in exchange for 18.75% ownership interest in Minera Agua Rica Alumbrera Limited ("MARA" or "Aqua Rica"). For further information, see Note 10 and 20 to the Consolidated Financial Statements.
All of our mineralized material are located on land (i) we own or control, or (ii) that is owned or controlled by business entities established with our joint venture partners, in which the Company owns its pro-rata share of the capital stock, membership units, or interests. The risks that could affect title to our property are included above in Part I, Item 1A, Risk Factors. Mineralized material is a mineralized deposit which has been intersected by a sufficient number of closely spaced drill holes and/or underground sampling to support sufficient tonnage and average grade of metal(s) to warrant further exploration development work. The deposit does not qualify as a commercially minable ore body until it can be legally and economically extracted or produced at the time of the reserve determination. Metal price assumptions are based on approximately a fifteen to twenty-five percent premium over reserve prices.
Our exploration efforts are directed to the discovery of new mineralized material and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other regions globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $187, $265 and $197 in 2020, 2019 and 2018, respectively.
We had attributable gold mineralized material of 3,648 million tons at an average grade of 0.019 ounces per ton at December 31, 2020. For 2020 and 2019, attributable gold mineralized material was estimated at a gold price assumption of $1,400 per ounce.
At December 31, 2020, our gold mineralized material included 1,283 million tons in North America, 1,821 million tons in South America, 257 million tons in Australia, 65 million tons in Africa and 222 million tons in Nevada.
We had attributable copper mineralized material of 2,940 million tons at a grade of 0.30% at December 31, 2020. For 2020 and 2019, attributable copper mineralized material was estimated at a copper price assumption of $3.25 per pound.
We had attributable silver mineralized material of 3,162 million tons at a grade of 0.152 ounces per ton at December 31, 2020. For 2020 and 2019, attributable silver mineralized material was estimated at a silver price assumption of $20 per ounce. Silver production is generally a by-product of gold and/or copper production, other than at Peñasquito where silver production is accounted for as a co-product.
We had attributable lead mineralized material of 305 million tons at a grade of 0.28% at December 31, 2020. For 2020 and 2019, attributable lead mineralized material was estimated at a lead price assumption of $1.10 and $1.15 per pound, respectively.
We had attributable zinc mineralized material of 305 million tons at a grade of 0.60% at December 31, 2020. For 2020 and 2019, attributable zinc mineralized material was estimated at a lead price assumption of $1.40 and $1.45 per pound, respectively.
We had attributable molybdenum mineralized material at NuevaUnión and Aqua Rica of 739 million tons at a grade of 0.02% at December 31, 2020. For 2020 and 2019, attributable molybdenum mineralized material was estimated based on prices set by the NuevaUnión joint venture and Glencore, respectively.
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
We will publish mineralized materials annually, and will recalculate them at December 31, 2021, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2021. Mineralized material disclosures as at December 31, 2021 will be presented in the Annual Report on Form 10-K, expected to be filed in February 2022, in accordance with the new Regulation S-K 1300 requirements of the US SEC; whereas mineralized material disclosures as at December 31, 2020, presented herein, have been prepared in accordance with the US SEC’s Industry Guide 7.
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

The following tables detail mineralized material reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2020 and 2019:

Mineralized Material At December 31, 2020 (1)(2)
		Gold		Copper		Silver		Lead		Zinc		Molybdenum
Deposits/Districts	Newmont Share	Tonnage (000)	Grade (oz/ton)	Tonnage (000)	Grade (Cu %)	Tonnage (000)	Grade (oz/ton)	Tonnage (000)	Grade (Pb %)	Tonnage (000)	Grade (Zn %)	Tonnage (000)	Grade (Mo %)
North America
CC&V, Colorado	100%	177,500	0.012	—		—		—		—		—
Musselwhite, Canada	100%	3,100	0.111	—		—		—		—		—
Porcupine Underground	100%	700	0.187	—		—		—		—		—
Porcupine Open Pit	100%	93,300	0.041	—		—		—		—		—
Total Porcupine, Canada		94,000	0.042	—		—		—		—		—
Éléonore, Canada	100%	3,300	0.132	—		—		—		—		—
Peñasquito, Mexico	100%	305,100	0.008	—		305,100	0.780	305,100	0.28%	305,100	0.60%	—
Noche Buena, Mexico	50%	30,300	0.011	—		30,300	0.360	—		—		—
Coffee, Canada	100%	61,200	0.035	—		—		—		—		—
Galore Creek, Canada (3)	50%	608,300	0.008	608,300	0.47%	608,300	0.123	—		—		—
		1,282,800	0.013	608,300	0.47%	943,700	0.343	305,100	0.28%	305,100	0.60%	—
South America
Conga, Peru	51.35%	392,700	0.019	392,700	0.26%	392,700	0.060	—		—		—
Yanacocha Open Pits and Stockpiles	51.35%	78,300	0.013	53,600	0.39%	49,700	0.381	—		—		—
Yanacocha Underground	51.35%	2,100	0.183	2,100	0.09%	2,100	1.828	—		—		—
Total Yanacocha, Peru		80,400	0.017	55,700	0.76%	51,800	0.439	—		—		—
Merian, Suriname	75%	50,400	0.031	—		—		—		—		—
Cerro Negro Underground	100%	7,800	0.208	—		7,800	1.032	—		—		—
Cerro Negro Open Pit	100%	2,000	0.124	—		2,000	0.239	—		—		—
Total Cerro Negro, Argentina	100%	9,800	0.190	—		9,800	0.866	—		—		—
Pueblo Viejo, Dominican Republic (4)	40%	100,900	0.056	—		100,900	0.274	—		—		—
NuevaUnión, Chile (5)(9)	50%	135,700	0.017	566,700	0.30%	566,700	0.033	—		—		431,000	0.01%
Norte Abierto, Chile (6)(9)	50%	743,200	0.015	671,100	0.20%	743,200	0.032	—		—		—
Aqua Rica, Argentina (7)(9)	18.75%	307,900	0.006	307,900	0.44%	282,100	0.077	—		—		307,900	0.03%
		1,821,000	0.018	1,994,100	0.28%	2,147,200	0.068	—		—		738,900	0.02%
Australia
Boddington, Western Australia	100%	233,400	0.015	233,400	0.11%	—		—		—		—
Tanami Open Pit	100%	19,600	0.052	—		—		—		—		—
Tanami Underground	100%	3,600	0.130	—		—		—		—		—
Total Tanami, Northern Territory		23,200	0.064	—		—		—		—		—
		256,600	0.019	233,400	0.11%	—		—		—		—
Africa
Ahafo South Open Pit	100%	27,900	0.033	—		—		—		—		—
Ahafo South Underground	100%	17,500	0.116	—		—		—		—		—
Total Ahafo South, Ghana		45,400	0.065	—		—		—		—		—
Ahafo North Open Pits, Ghana	100%	11,400	0.054	—		—		—		—		—
Akyem Open Pits	100%	2,600	0.016	—		—		—		—		—
Akyem Underground	100%	5,800	0.112	—		—		—		—		—
Akyem, Ghana		8,400	0.083	—		—		—		—		—
		65,200	0.065	—		—		—		—		—
Nevada
NGM Open Pits and Stockpiles	38.5%	211,830	0.027	104,000	0.14%	71,400	0.167	—		—		—
NGM Underground	38.5%	10,200	0.192	—		—		—		—		—
Total NGM, Nevada (8)		222,030	0.050	104,000	0.14%	71,400	0.167	—		—		—
Total		3,647,630	0.019	2,939,800	0.30%	3,162,300	0.152	305,100	0.28%	305,100	0.60%	738,900	0.02%

Mineralized Material At December 31, 2019 (1)(2)
		Gold		Copper		Silver		Lead		Zinc		Molybdenum
Deposits/Districts	Newmont Share	Tonnage (000)	Grade (oz/ton)	Tonnage (000)	Grade (Cu %)	Tonnage (000)	Grade (oz/ton)	Tonnage (000)	Grade (Pb %)	Tonnage (000)	Grade (Zn %)	Tonnage (000)	Grade (Mo %)
North America
CC&V, Colorado	100%	122,100	0.014	—		—		—		—		—
Red Lake, Canada (10)	100%	1,400	0.506	—		—		—		—		—
Musselwhite, Canada	100%	6,900	0.119	—		—		—		—		—
Porcupine Underground	100%	900	0.134	—		—		—		—		—
Porcupine Open Pit	100%	276,800	0.026	—		—		—		—		—
Total Porcupine, Canada		277,700	0.027	—		—		—		—		—
Éléonore, Canada	100%	3,100	0.133	—		—		—		—		—
Peñasquito, Mexico	100%	376,200	0.007	—		376,200	0.723	362,800	0.24%	362,800	0.56%	—
Noche Buena, Mexico	50%	30,300	0.011	—		30,300	0.360	—		—		—
Sandman, Nevada (10)	100%	1,300	0.036	—		1,300	0.199	—		—		—
Coffee, Canada	100%	51,100	0.042	—		—		—		—		—
Galore Creek, Canada (3)	50%	608,300	0.008	608,300	0.47%	608,300	0.123	—		—		—
		1,478,400	0.014	608,300	0.47%	1,016,100	0.353	362,800	0.24%	362,800	0.56%	—
South America
Conga, Peru	51.35%	392,700	0.019	392,700	0.26%	392,700	0.060	—		—		—
Yanacocha Open Pits and Stockpiles	51.35%	43,100	0.014	3,200	0.32%	13,700	0.270	—		—		—
Yanacocha Underground	51.35%	1,700	0.190	1,700	0.07%	1,700	2.146	—		—		—
Total Yanacocha, Peru		44,800	0.021	4,900	0.20%	15,400	0.479	—		—		—
Merian, Suriname	75%	40,600	0.033	—		—		—		—		—
Cerro Negro, Argentina	100%	13,400	0.158	—		13,400	0.820	—		—		—
Pueblo Viejo, Dominican Republic (4)	40%	97,500	0.065	—		97,500	0.337	—		—		—
NuevaUnión, Chile (5)(9)	50%	87,300	0.018	518,300	0.28%	431,000	0.033	—		—		431,000	0.01%
Norte Abierto, Chile (6)(9)	50%	743,200	0.015	671,100	0.20%	743,200	0.032	—		—		—
Alumbrera, Argentina (7)	37.5%	57,700	0.011	57,700	0.36%	—		—		—		50,900	0.01%
		1,477,200	0.021	1,644,700	0.24%	1,693,200	0.066	—		—		481,900	0.01%
Australia
Boddington, Western Australia	100%	395,200	0.016	395,200	0.12%	—		—		—		—
Tanami Open Pit	100%	16,100	0.049	—		—		—		—		—
Tanami Underground	100%	3,400	0.141	—		—	—	—		—		—
Total Tanami, Northern Territory		19,500	0.065	—		—	—	—		—		—
Kalgoorlie, Western Australia (10)	50%	38,000	0.050	—		—		—		—		—
		452,700	0.021	395,200	0.12%	—		—		—		—
Africa
Ahafo South	100%	28,900	0.035	—		—		—		—		—
Ahafo Underground	100%	17,600	0.115	—		—		—		—		—
Total Ahafo South, Ghana		46,500	0.065	—		—		—		—		—
Ahafo North Open Pits, Ghana	100%	11,400	0.054	—		—		—		—		—
Akyem Open Pits	100%	3,300	0.016	—		—		—		—		—
Akyem Underground	100%	4,200	0.121	—		—		—		—		—
Akyem, Ghana		7,500	0.075	—		—		—		—		—
		65,400	0.064	—		—		—		—		—
Nevada
NGM Open Pits and Stockpiles	38.5%	154,700	0.033	99,200	0.14%	64,500	0.168	—		—		—
NGM Underground	38.5%	30,300	0.194	—		—		—		—		—
Total NGM, Nevada (8)		185,000	0.059	99,200	0.14%	64,500	0.168	—		—		—
Total		3,658,700	0.021	2,747,400	0.27%	2,773,800	0.174	362,800	0.24%	362,800	0.56%	481,900	0.01%
____________________________
(1)Mineralized material is reported exclusive of reserves. “Mineralized material” as used in this annual report, although permitted by the SEC, does not indicate “reserves” as defined in the SEC’s Industry Guide 7. Newmont cannot be certain that any part of the reported mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.
(2)Mineralized material for 2020 and 2019 was estimated at a gold price of $1,400 per ounce, a copper price of $3.25 per pound, a silver price of $20 per ounce, a lead price of $1.10 and $1.15 per pound, respectively, and a zinc price of $1.40 and $1.45 per pound, respectively. Mineralized material for molybdenum for 2020 and 2019 was estimated based on prices set by the NuevaUnión joint venture and Yamana (Glencore in 2019). Tonnage amounts have been rounded to the nearest 100,000.
(3)Project is currently undeveloped. Mineralized material estimates were provided by Teck Resources.
(4)Mineralized material estimates were provided by Barrick, the operator of Pueblo Viejo.
(5)Project is currently undeveloped. Mineralized material estimates were provided by the NuevaUnión joint venture.
(6)Project is currently undeveloped. Mineralized material estimates were provided by the Norte Abierto joint venture.
(7)Mineralized material estimates were provided by Yamana, the operator of the Aqua Rica joint venture for 2020 and Glencore for 2019.
(8)Mineralized material estimates were provided by Barrick, the operator of the NGM joint venture.
(9)Currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.
(10)Property sold during 2020. Refer to Note 10 for additional information.
ITEM 3.       LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 31 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference. The Company notes that in connection with the SEC’s recent modernization of legal proceedings disclosures, the Company has elected to apply the threshold of $1 million (with such amount being the lesser of $1 million or 1% of the current assets of the Company on a consolidated basis) pursuant to Item 103(c)(3)(iii) of Regulation S-K in connection with environmental proceedings to which a governmental authority is a party.
ITEM 4.       MINE SAFETY DISCLOSURES
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
The health and safety of our people and our host communities is paramount. This is why Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and proactively took conservative steps to prevent further transmission of the Coronavirus. For steps taken by the Company, see "COVID-19 Impact" within "Environmental, Social and Governance ("ESG")" in Part I, Item 1, Business.
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

PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.” On February 11, 2021, there were 800,314,223 shares of Newmont’s common stock outstanding, which were held by approximately 8,000 stockholders of record.
During the period from October 1, 2020 to December 31, 2020, 3,217,422 shares of Newmont's equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
October 1, 2020 through October 31, 2020	63,041	$48.16	—	$199,429,824
November 1, 2020 through November 30, 2020	3,147,189	$63.64	3,133,513	$—
December 1, 2020 through December 31, 2020	7,192	$62.04	—	$—
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects (i) shares purchased pursuant to the repurchase program described in (2) below and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 63,041 shares, 13,676 shares and 7,192 shares for the fiscal months of October, November and December 2020, respectively.
(2)The Company’s Board of Directors previously authorized a stock repurchase program, under which the Company was authorized to repurchase shares of outstanding common stock, provided that the aggregate value of shares did not exceed $1 billion. Such program expired on December 31, 2020. The Company repurchased 11,790,190 shares in the fourth quarter of 2019 and 10,270,336 shares during 2020 under such program. In January 2021, the Company announced that the Board of Directors authorized a similar program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide leading returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion, and such program will expire on July 15, 2022. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Corporation, a Delaware corporation, and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please see the discussion under “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.
The following MD&A generally discusses our consolidated financial condition and results of operations for 2020 and 2019 and year-to-year comparisons between 2020 and 2019. Discussions of our consolidated financial condition and results of operations for 2018 and year-to-year comparisons between 2019 and 2018 are included in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020, are incorporated by reference into this MD&A.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. In 2020, for the sixth year in a row, Newmont was ranked as the mining and metal sector’s top gold miner by the SAM S&P Corporate Sustainability Assessment. Newmont was ranked the top miner in June 2020 in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on environmental, social and governance ("ESG") transparency and performance. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
During the first half of 2020, the COVID-19 outbreak escalated to a global pandemic, which has had varying impacts in the jurisdictions in which we operate. In response, the Company temporarily placed five sites into care and maintenance, including Musselwhite, Éléonore, Yanacocha and Cerro Negro in March 2020 and Peñasquito in April 2020. During the second quarter of 2020, we worked closely with local stakeholders to resume operations at all five mine sites. As of December 31, 2020, all sites were fully operational, with the exception of Cerro Negro that continues to progress its ramp up.
Refer to “2020 Results and Highlights,” "Health and Safety" within Part I, Item 1, Business and “Results of Consolidated Operations,” “Liquidity and Capital Resources,” “Non-GAAP Financial Measures” and “Accounting Developments” within Part II, Item 7, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations. For a discussion of COVID-19 related risks to the business, see Part I, Item 1A, Risk Factors.

On April 18, 2019 (the “acquisition date”), Newmont completed the business acquisition of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. The Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. The financial information included in the following discussion and analysis of financial condition and results of operations during the period ended December 31, 2020, compared to the same periods in 2019, includes the results of operations acquired in the Newmont Goldcorp transaction since April 18, 2019. For further information, see Note 3 to the Consolidated Financial Statements.
On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”). As of the effective date, the Company contributed its Carlin, Phoenix, Twin Creeks and Long Canyon mines ("existing Nevada mining operations") and Barrick contributed certain of its Nevada mining operations and assets. Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. The financial information included in the following discussion and analysis of financial condition and results of operations during the period ended December 31, 2020, compared to the same periods in 2019, includes the results of operations of NGM since July 1, 2019. For further information, see Note 32 to the Consolidated Financial Statements.
Asset Sales
Kalgoorlie
We entered into a binding agreement dated December 17, 2019, to sell our 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company

completed the sale on January 2, 2020. As the sale was completed on January 2, 2020, there are no results for Kalgoorlie for the year ended December 31, 2020 included herein.
Red Lake
We entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31, 2020. As the sale was completed on March 31, 2020, results for Red Lake for the year ended December 31, 2020 are included within the discussion below.
For further information on asset sales, see Note 10 to the Consolidated Financial Statements.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Years Ended December 31,		Increase (decrease)
	2020	2019
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,666	$2,877	$(211)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$3.31	$3.91	$(0.60)

	Years Ended December 31,		Increase (decrease)
	2019	2018
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,877	$280	$2,597
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$3.91	$0.53	$3.38
In 2019, Net income (loss) from continuing operations attributable to Newmont stockholders was $2,877, primarily as a result of the noncash gain recognized on the formation of NGM of $2,390 (see Note 32 to the Consolidated Financial Statements). After adjusting for this gain, net income in 2020, increased $2,179 compared to the same period in 2019, primarily due to higher realized gold, copper and silver prices, gains on asset and investment sales due to the sales of Kalgoorlie, Continental Gold, Inc. ("Continental"), certain royalty interests and Red Lake, higher silver, lead and zinc sales volumes and higher equity income from affiliates due to a full year of activity following the Newmont Goldcorp transaction in 2019, lower Goldcorp and Nevada JV transaction costs and lower General and administrative expenses. These increases were partially offset by COVID-19 impacts including lower sales volumes primarily in South America and Care and maintenance costs due to certain sites experiencing reduced operations and other incremental costs in response to the pandemic, lower gold sales volumes due to the sale of Kalgoorlie and Red Lake during 2020, and higher depreciation and amortization expense from the formation of NGM and a full year of activity following the Newmont Goldcorp transaction in 2019. For discussion regarding variations in production volumes and unit cost metrics, see Results of Consolidated Operations below.
The details of our Sales are set forth below. See Note 5 to our Consolidated Financial Statements for additional information.

	Years Ended December 31,		Increase (decrease)	Percent Change
	2020	2019
Gold	$10,350	$9,049	$1,301	14%
Copper	155	210	(55)	(26)
Silver	510	253	257	102
Lead	134	85	49	58
Zinc	348	143	205	143
	$11,497	$9,740	$1,757	18%

	Years Ended December 31,		Increase (decrease)	Percent Change (1)
	2019	2018
Gold	$9,049	$6,950	$2,099	30%
Copper	210	303	(93)	(31)
Silver	253	—	253	N.M.
Lead	85	—	85	N.M.
Zinc	143	—	143	N.M.
	$9,740	$7,253	$2,487	34%
____________________________
(1)N.M. – Not meaningful
The following analysis summarizes consolidated sales for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,365	$160	$468	$155	$419
Provisional pricing mark-to-market	54	1	21	(2)	6
Silver streaming amortization	—	—	67	—	—
Gross after provisional pricing and streaming impact	10,419	161	556	153	425
Treatment and refining charges	(69)	(6)	(46)	(19)	(77)
Net	$10,350	$155	$510	$134	$348
Consolidated ounces (thousands)/ pounds (millions) sold	5,831	56	28,596	185	407
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,778	$2.88	$16.37	$0.84	$1.03
Provisional pricing mark-to-market	9	0.01	0.74	(0.01)	0.01
Silver streaming amortization	—	—	2.34	—	—
Gross after provisional pricing and streaming impact	1,787	2.89	19.45	0.83	1.04
Treatment and refining charges	(12)	(0.11)	(1.59)	(0.11)	(0.18)
Net	$1,775	$2.78	$17.86	$0.72	$0.86
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
____________________________
(1)Per ounce/pounds measures may not recalculate due to rounding.

The following analysis summarizes consolidated sales for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Gold	Copper
	(ounces)	(pounds)
Consolidated sales:
Gross before provisional pricing	$6,982	$323
Provisional pricing mark-to-market	(2)	(7)
Gross after provisional pricing	6,980	316
Treatment and refining charges	(30)	(13)
Net	$6,950	$303
Consolidated ounces (thousands)/ pounds (millions) sold	5,516	110
Average realized price (per ounce/pound): (1)
Gross before provisional pricing	$1,266	$2.94
Provisional pricing mark-to-market	—	(0.07)
Gross after provisional pricing	1,266	2.87
Treatment and refining charges	(6)	(0.13)
Net	$1,260	$2.74
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Years Ended December 31,
	2020 vs. 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(890)	$(67)	$205	$70	$239
Increase (decrease) in average realized price	2,231	9	89	(15)	(1)
Decrease (increase) in treatment and refining charges	(40)	3	(37)	(6)	(33)
	$1,301	$(55)	$257	$49	$205

	Years Ended December 31,
	2019 vs. 2018
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$1,201	$(87)	$262	$98	$187
Increase (decrease) in average realized price	897	(10)	—	—	—
Decrease (increase) in treatment and refining charges	1	4	(9)	(13)	(44)
	$2,099	$(93)	$253	$85	$143
The increase in gold sales during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to higher average realized gold prices and higher ounces sold at (i) Peñasquito due to the blockade reducing production for a portion of 2019, (ii) Musselwhite due to the fire halting operations in the prior year and (iii) Porcupine and Ahafo due to Borden and Ahafo Mill Expansion, respectively, achieving commercial production in the fourth quarter of 2019, partially offset by lower ounces sold due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic, in addition to the sale of Red Lake and Kalgoorlie during 2020.
The decrease in copper sales during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019, compared to a co-product for the first six months of 2019 and lower ore grade milled at Boddington, partially offset by higher average realized copper prices and higher mill throughput at Boddington.
The increase in silver sales during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to higher ounces sold at Peñasquito due to the blockade in the prior year reducing production and sales, a full year of operations in 2020 as compared to nine months in 2019 and higher average realized silver prices, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.

The increase in lead sales during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to higher pounds sold at Peñasquito due to the blockade in the prior year reducing production and a full year of operations in 2020 as compared to nine months in 2019, partially offset by lower average realized lead prices and Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The increase in zinc sales during the year ended December 31, 2020, compared to the same period in 2019, are primarily due to higher pounds sold at Peñasquito due to the blockade in the prior year reducing production and a full year of operations in 2020 as compared to nine months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. See Note 4 to our Consolidated Financial Statements for additional information.

	Years Ended December 31,		Increase (decrease)	Percent Change
	2020	2019
Gold	$4,408	$4,663	$(255)	(5)%
Copper	107	145	(38)	(26)
Silver	201	181	20	11
Lead	77	77	—	—
Zinc	221	129	92	71
	$5,014	$5,195	$(181)	(3)%

	Years Ended December 31,		Increase (decrease)	Percent Change (1)
	2019	2018
Gold	$4,663	$3,906	$757	19%
Copper	145	187	(42)	(22)
Silver	181	—	181	N.M.
Lead	77	—	77	N.M.
Zinc	129	—	129	N.M.
	$5,195	$4,093	$1,102	27%
____________________________
(1)N.M. – Not meaningful
The decrease in Costs applicable to sales for gold during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to lower ounces sold due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic, in addition to the sale of Red Lake and Kalgoorlie during 2020, partially offset by higher ounces sold at (i) Peñasquito due to the blockade reducing production for a portion of 2019, (ii) Musselwhite due to the fire halting operations in the prior year and (iii) Porcupine and Ahafo due to Borden and Ahafo Mill Expansion, respectively, achieving commercial production in the fourth quarter of 2019.
The decrease in Costs applicable to sales for copper during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019, compared to a co-product for the first six months of 2019, partially offset by higher mill maintenance costs at Boddington.
The increases in Costs applicable to sales for silver and zinc during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to the blockade at Peñasquito in the prior year reducing production and a full year of operations in 2020 as compared to nine months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
Costs applicable to sales for lead remained consistent during the year ended December 31, 2020, compared to the same period in 2019.
For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. See Note 4 to our Consolidated Financial Statements for additional information.

	Years Ended December 31,		Increase (decrease)	Percent Change
	2020	2019
Gold	$1,942	$1,723	$219	13%
Copper	19	31	(12)	(39)
Silver	117	66	51	77
Lead	45	29	16	55
Zinc	121	55	66	120
Other	56	56	—	—
	$2,300	$1,960	$340	17%

	Years Ended December 31,		Increase (decrease)	Percent Change (1)
	2019	2018
Gold	$1,723	$1,142	$581	51%
Copper	31	39	(8)	(21)
Silver	66	—	66	N.M.
Lead	29	—	29	N.M.
Zinc	55	—	55	N.M.
Other	56	34	22	65
	$1,960	$1,215	$745	61%
____________________________
(1)N.M. – Not meaningful
The increase in Depreciation and amortization for gold during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to higher depreciation and amortization expense from the formation of NGM and a full year of activity following the Newmont Goldcorp transaction in 2019 and higher ounces sold at (i) Peñasquito due to the blockade reducing production for a portion of 2019, (ii) Musselwhite due to the fire halting operations in the prior year and (iii) Porcupine and Ahafo due to Borden and Ahafo Mill Expansion, respectively, achieving commercial production in the fourth quarter of 2019, partially offset by lower ounces sold due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic, in addition to the sale of Red Lake and Kalgoorlie during 2020.
The decrease in Depreciation and amortization for copper for the year ended December 31, 2020, compared to the same period in 2019, is primarily due to copper being produced as a by-product at Phoenix upon the formation of NGM on July 1, 2019, compared to a co-product for the first six months of 2019.
The increases in Depreciation and amortization for silver, lead and zinc during the year ended December 31, 2020, compared to the same period in 2019, is primarily due to the increased production at Peñasquito due to the blockade in the prior year reducing production and a full year of operations in 2020 as compared to nine months in 2019, partially offset by Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Reclamation and remediation expense was $366, $280 and $163 in 2020, 2019 and 2018, respectively. Reclamation and remediation expense increased in 2020, compared to 2019, primarily due to higher reclamation adjustments at inactive Yanacocha sites related to increased lime consumption and water treatment costs, partially offset by lower remediation adjustments at Midnite mine, Dawn mill and Con mine sites.
Exploration expense was $187, $265 and $197 in 2020, 2019 and 2018, respectively. Exploration expense decreased in 2020, compared to 2019, primarily due to the temporary suspension of exploration drilling activities due to the COVID-19 pandemic.
Advanced projects, research and development expense includes development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. Advanced projects, research and development expense was $122, $150 and $153 in 2020, 2019 and 2018, respectively. Advanced projects, research and development expense decreased in 2020, compared to 2019, primarily due to lower spend in Nevada following the formation of NGM and lower spend on various projects in Africa.
General and administrative expense was $269, $313 and $244 in 2020, 2019 and 2018, respectively. General and administrative expense decreased in 2020, compared to 2019, primarily due to the progression of integration activities for the Newmont Goldcorp transaction and other cost reduction efforts. General and administrative expense as a percentage of Sales was 2.3%, 3.2% and 3.4% for 2020, 2019 and 2018 respectively.

Impairment of long-lived and other assets was $49, $5 and $369 in 2020, 2019 and 2018, respectively. Impairment of long-lived and other assets represents non-cash write-downs of various assets that are no longer in use.
Care and maintenance was $178, $— and $— in 2020, 2019 and 2018, respectively. Care and maintenance represents direct operating costs incurred at Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro when the sites were temporarily placed into care and maintenance or operating at reduced levels as a result of the COVID-19 pandemic.
Other expense, net was $206, $295 and $29 in 2020, 2019 and 2018, respectively. Other expense, net decreased in 2020, compared to 2019, primarily due to decreases in costs associated with the Newmont Goldcorp transaction and the Nevada JV Agreement, partially offset by COVID-19 specific costs incurred as a result of the COVID-19 pandemic and higher settlement costs.
Gain on formation of Nevada Gold Mines was $2,390 in 2019 and represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the existing Nevada mining operations contributed on July 1, 2019.
Gain on asset and investment sales, net was $677, $30 and $100 in 2020, 2019 and 2018, respectively. The change in 2020, compared to 2019, is primarily due to the 2020 sales of Kalgoorlie in Australia, our investment in Continental and certain royalty interests. See Note 10 for additional information on asset sales and Note 20 for additional information on investment sales.
Other income, net was $(32), $297 and $55 in 2020, 2019 and 2018, respectively. Other income, net decreased in 2020, compared to 2019, primarily due to pension settlement charges, an other-than-temporary impairment of our investment in TMAC, debt extinguishment charges and increased foreign currency losses, partially offset by larger increases in the fair value of investments in the current year.
Interest expense, net was $308, $301 and $207 in 2020, 2019 and 2018, respectively. Capitalized interest totaled $24, $26, and $37 in each year, respectively. Interest expense, net increased in 2020, compared to 2019, primarily due to increased debt balances as a result of the Newmont Goldcorp transaction.
Income and mining tax expense (benefit) was $704, $832, and $386 in 2020, 2019 and 2018, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 12 to the Consolidated Financial Statements for further discussion of income taxes.

	Year Ended
	December 31, 2020							December 31, 2019
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Federal and State Cash Tax (Refund)	Mining Cash Tax/(Refund)	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Federal and State Cash Tax (Refund)	Mining Cash Tax/(Refund)
Nevada	$704	17%		$118	(2)	$—	$37	$351	13%		$46	(2)	$—	$25
CC&V	125	10		13	(3)	—	—	37	5		2	(3)	—	—
Corporate & Other	(198)	85		(168)	(4)	(152)	—	2,008	14		290	(4)	(4)	—
Total US	631	(6)		(37)		(152)	37	2,396	14		338		(4)	25
Australia	1,368	25		339	(5)	93	77	611	38		230	(5)	76	56
Ghana	529	37		195	(6)	196	—	425	34		144	(6)	148	—
Suriname	339	27		91	(7)	39	—	268	26		71	(7)	9	—
Peru	(195)	(40)		78	(8)	51	6	41	129		53	(8)	12	13
Canada	(40)	140		(56)	(9)	9	(6)	(58)	(103)		60	(9)	(42)	7
Mexico	532	27		143	(10)	40	10	(105)	11		(12)	(10)	126	11
Argentina	(47)	134		(63)	(11)	—	—	62	(94)		(58)	(11)	—	—
Other Foreign	26	54		14		—	—	53	11		6		—	—
Consolidated	$3,143	22%	(12)	$704		$276	$124	$3,693	23%	(12)	$832		$325	$112
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)Includes deduction for percentage depletion of $(63) and $(49) and mining taxes net of associated federal benefit of $31 and $19, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(14) and $(6), and valuation allowance of $— and $(9) respectively.
(4)Includes valuation allowance of $(86) and $(310), expense related to the amendment of the 2014 U.S. federal income tax return and related carryback claims of $— and $150, the expiration of capital loss carryover of $— and $34, and uncertain tax position reserve adjustment of $(2) and $34, respectively.

(5)Includes benefit recognized on the sale of Kalgoorlie and related tax capital loss of $(353) and $—, mining taxes net of associated federal benefit of $73 and $48, valuation allowance of $205 and $1, and tax impacts from the exposure to fluctuations in foreign currency of $5 and $(2), respectively.
(6)Includes uncertain tax position reserve adjustment of $16 and $—, respectively.
(7)Includes valuation allowance of $1 and $1, respectively.
(8)Includes mining taxes net of associated federal benefit of $3 and $12, valuation allowance of $81 and $23, uncertain tax position reserve adjustment of $1 and $—, and tax impacts from the exposure to fluctuations in foreign currency of $22 and $—, and expense related to prior year tax disputes of $22 and $—,respectively.
(9)Includes mining tax net of associated benefit of $11 and $12, valuation allowance of $(9) and $(14), uncertain tax position reserve adjustment of $(51) and $6, and tax impacts from the exposure to fluctuations in foreign currency of $(1) and $7, respectively.
(10)Includes mining tax net of associated federal benefit of $33 and $—, valuation allowance of $(12) and $13, uncertain tax position reserve adjustment of $15 and $25, and tax impact from the exposure to fluctuations in foreign currency of $(58) and $(10), respectively.
(11)Includes uncertain tax position reserve adjustment of $— and $1, tax impacts from the exposure to fluctuations in foreign currency of $(65) and $(91), and impacts of legislative rate changes of $10 and $7, respectively.
(12)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.
During the third quarter of 2020, the Nevada legislature passed three resolutions proposing amendments to the Nevada Constitution to modify provisions regarding the Net Proceeds of Minerals tax. The proposed amendments, if enacted, could significantly increase the mining taxes paid by NGM. These resolutions will require further approvals over a multi-year process which would ultimately include a statewide vote. NGM has engaged stakeholders to discuss the potential impact of the resolutions, the fiscal requirements of the State, and the economic contributions of the Nevada mining industry.
On March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions such as the accelerated recoverability of alternative minimum tax credits and relaxed limitations on the deductibility of interest and on the use of net operating losses. The Company has analyzed this legislation and has determined that it has no effect on the Income and mining tax benefit (expense). However, due to the provision accelerating the recoverability of alternative minimum tax credits, the Company received a refund of all outstanding alternative minimum tax credits as of September 30, 2020.
In addition to the FFCR and CARES Acts, governments in the various jurisdictions in which the Company operates, passed legislation in response to the COVID-19 pandemic. The Company has evaluated these provisions and determined there is no impact on the Income and mining tax benefit (expense).
Equity income (loss) of affiliates was $189, $95 and $(33) in 2020, 2019 and 2018, respectively. Equity income (loss) of affiliates increased in 2020, compared to 2019, primarily due to income of $193 from the Pueblo Viejo mine, which was acquired as part of the Newmont Goldcorp transaction. Earnings before income taxes and depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $434, $245 and $— for the year ended December 31, 2020, 2019 and 2018, respectively. Pueblo Viejo EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. For additional information regarding our Equity income (loss) of affiliates, see Note 13.
Net income (loss) from discontinued operations was $163, $(72) and $61 in 2020, 2019 and 2018, respectively. The change from 2020 to 2019 is primarily due to the change in fair value of the Holt royalty obligation and option. Refer to Note 19 for additional information on the Holt royalty obligation and option. For additional information regarding our discontinued operations, see Note 14 to our Consolidated Financial Statements.
Net loss (income) attributable to noncontrolling interests from continuing operations $38, $(79) and $(39) in 2020, 2019 and 2018, respectively. The change is primarily due to net losses at Yanacocha in the current year compared to net income in the prior year.
Other comprehensive income (loss) was $49, $19 and $(11) in 2020, 2019 and 2018, respectively. The increase in 2020 from 2019 was primarily due to the change in pension and other post-retirement benefits.
Results of Consolidated Operations
Newmont has developed gold equivalent ounces (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2020 GEO Price	$1,200	$2.75	$16.00	$0.95	$1.20
2019 GEO Price	$1,200	$2.75	$15.00	$0.90	$1.05
2018 GEO Price	$1,250	$2.70	$—	$—	$—
In response to the COVID-19 pandemic, we safely placed the Musselwhite, Éléonore, Yanacocha and Cerro Negro mine sites temporarily into care and maintenance during March 2020 and Peñasquito in April 2020. During the second quarter 2020, operations at all five mine sites resumed. As of December 31, 2020, all sites were fully operational, with the exception of Cerro Negro that continues to progress its ramp up.
For the year ended December 31, 2020, we recognized $178 of cash and $88 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively.
During this period, our other mines continued to operate with robust controls, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate. We have adopted a risk-based approach to business travel, are providing flexible and remote working plans for employees and are maintaining effective testing, contact tracing procedures and “social distancing” protocols. For the year ended December 31, 2020, we incurred $92 of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, as a result of these and other actions taken to protect our employees and operations, and to support the local communities in which we operate.

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Years Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America	1,457	1,036	360	$773	$883	$727	$385	$356	$232	$1,049	$1,187	$840
South America	1,017	1,385	1,049	811	646	660	358	234	201	1,100	814	804
Australia	1,165	1,431	1,523	715	734	709	182	164	133	964	908	845
Africa	851	1,065	850	713	597	645	311	295	301	890	791	794
Nevada	1,334	1,475	1,697	757	748	766	434	340	240	920	935	928
Total/Weighted-Average (4)	5,824	6,392	5,479	$756	$721	$708	$343	$275	$213	$1,045	$966	$909
Attributable to Newmont	5,543	6,004	5,101

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America (5)	893	443	—	$535	$886	$—	$302	$342	$—	$828	$1,339	$—
Australia (6)	128	146	166	837	803	758	152	151	138	1,080	954	898
Nevada (7)	—	35	70	—	750	845	—	243	227	—	894	1,035
Total/Weighted-Average	1,021	624	236	$571	$858	$782	$284	$291	$162	$858	$1,222	$935

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	362	287	—
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2020, Depreciation and amortization includes $51 and $37 in care and maintenance costs at North America and South America, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. For the year ended December 31, 2020, All-in sustaining costs includes $92 and $86 in care and maintenance costs recorded in Care and maintenance at North America and South America, respectively.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the year ended December 31, 2020, the Peñasquito mine in North America produced 27,801 thousand ounces of silver, 179 million pounds of lead and 381 million pounds of zinc. For the year ended December 31, 2019, the Peñasquito mine in North America produced 15,860 thousand ounces of silver, 108 million pounds of lead and 187 million pounds of zinc. The Peñasquito mine in North America was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
(6)For the year ended December 31, 2020, 2019 and 2018, the Boddington mine in Australia produced 56 million, 64 million and 77 million pounds of copper, respectively.
(7)For the year ended December 31, 2019 and 2018, the Phoenix mine in Nevada produced 15 million and 32 million pounds of copper, respectively. The Phoenix mine was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
(8)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 13 to the Consolidated Financial Statements for further discussion of our equity method investments.

2020 compared to 2019
Consolidated gold production decreased 9% primarily due to Yanacocha and Cerro Negro operations in South America being placed into care and maintenance and lower ore grade mined at Ahafo in Africa, in addition to the sale of Red Lake in North America and Kalgoorlie in Australia, partially offset by twelve months of operations at Porcupine and Peñasquito in North America and Cerro Negro in South America as compared to nine months in 2019, higher ore grade mined at Peñasquito in North America, in addition to Musselwhite in North America restarting processing activities in 2020, following the conveyor fire in March 2019 and Borden achieving commercial production in the fourth quarter of 2019.
Consolidated gold equivalent ounces – other metals production increased 64% primarily due to twelve months of operations in 2020 at Peñasquito in North America as compared to nine months in 2019 and the impact of the blockade in 2019, partially offset by the classification of copper as a by-product at Phoenix following the formation of NGM and lower ore grade milled at Boddington in Australia.
Costs applicable to sales per consolidated gold ounce increased 5% primarily due to lower ounces sold as a result of sites being placed on care and maintenance, lower ore grade mined at Yanacocha and Merian in South America, lower ore grade mined at Ahafo in Africa, partially offset by lower stockpile and leach pad inventory adjustments. Costs applicable to sales per consolidated gold equivalent ounce – other metals decreased 33% primarily due to higher gold equivalent ounces – other metals sold and the impact of the blockade in 2019 at Peñasquito in North America, in addition to the classification of copper as a by-product at Phoenix in Nevada following the formation of NGM.
Depreciation and amortization per consolidated gold ounce increased 25% primarily due to lower ounces sold as a result of sites being placed on care and maintenance, higher amortization rates from the formation of NGM and Borden, Ahafo Mill Expansion and Quecher Main achieving commercial production in the fourth quarter of 2019. Included in Depreciation and amortization is $88 relating to care and maintenance costs. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 2% primarily due to higher gold equivalent ounces - other metals sold and the impact of the blockade in 2019, partially offset by care and maintenance cost at Peñasquito in North America.
All-in sustaining costs per consolidated gold ounce increased 8% primarily due to higher costs applicable to sales per gold ounce and care and maintenance costs. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 30% primarily due to lower costs applicable to sales per gold equivalent ounce – other metals, partially offset by care and maintenance costs.
North America Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Years Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
CC&V	272	322	360	$911	$911	$727	$295	$299	$232	$1,125	$1,071	$840
Red Lake (4)	38	113	—	1,066	1,218	—	44	448	—	1,182	1,570	—
Musselwhite	100	3	—	1,206	2,248	—	644	4,912	—	1,838	8,174	—
Porcupine	319	223	—	765	786	—	341	281	—	935	935	—
Éléonore	202	246	—	868	809	—	529	302	—	1,248	1,013	—
Peñasquito	526	129	—	560	803	—	330	301	—	806	1,100	—
Total/Weighted-Average (5)	1,457	1,036	360	$773	$883	$727	$385	$356	$232	$1,049	$1,187	$840

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Peñasquito (6)	893	443	—	$535	$886	—	$302	$342	$—	$828	$1,339	$—
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2020, Depreciation and amortization includes $7, $16 and $28 in care and maintenance costs at Musselwhite, Éléonore and Peñasquito, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. For the year ended December 31, 2020, All-in sustaining costs includes $28, $26 and $38 in care and maintenance costs recorded in Care and maintenance at Musselwhite, Éléonore and Peñasquito, respectively.
(4)The sale of the Red Lake complex to Evolution closed on March 31, 2020. Refer to Note 10 for more information on asset sales.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)For the year ended December 31, 2020, Peñasquito produced 27,801 thousand ounces of silver, 179 million pounds of lead and 381 million pounds of zinc. For the year ended December 31, 2019, Peñasquito produced 15,860 thousand ounces of silver, 108 million pounds of lead and 187 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.

2020 compared to 2019
CC&V, USA. Gold production decreased 16% primarily driven by timing of leach recoveries and lower ore grades milled. Costs applicable to sales per gold ounce was in line with the prior year as lower ounces sold were offset by lower inventory adjustments. Depreciation and amortization per gold ounce decreased 1% primarily driven by lower inventory adjustments. All-in sustaining costs per gold ounce increased 5% primarily due to higher sustaining capital spend.
Musselwhite, Canada. Musselwhite was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Underground mine development and rehabilitation of the underground conveyor following the fire in March 2019 continued in 2020. Processing activities resumed in February 2020, primarily from surface stockpiles. However, the ramp up of Musselwhite operations and the construction of the conveyor was temporarily halted and the operations were placed on care and maintenance on March 22, 2020 in response to the COVID-19 pandemic. While in care and maintenance essential activities to maintain infrastructure continued including environmental management, security and ground control. Milling activities at Musselwhite began ramping-up in June 2020 and replacement of the underground conveyor system was commissioned in December 2020. We recognized $28 of cash and $7 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Musselwhite in 2020. Gold production increased significantly primarily driven by processing activities restarting in 2020 following the conveyor fire in March 2019, partially offset by the site being placed on care and maintenance. Costs applicable to sales per gold ounce decreased 46% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 87% primarily driven by higher gold ounces sold, partially offset by the impact of the site being placed on care and maintenance. All-in sustaining costs per gold ounce decreased 78% primarily driven by higher gold ounces sold, partially offset by care and maintenance costs.

Porcupine, Canada. Porcupine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Gold production increased 43% primarily driven by twelve months of operations in 2020 as compared to nine months in 2019, in addition to Borden achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce decreased 3% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce increased 21% primarily driven by Borden reaching commercial production in the fourth quarter of 2019, partially offset by higher ounces sold. All-in sustaining costs per gold ounce was in line with the prior year as lower costs applicable to sales per ounce was offset by higher advanced projects and sustaining capital spend.
Éléonore, Canada. Éléonore was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. On March 23, 2020, the Éléonore operations were temporarily halted as the operations were placed on care and maintenance due to the Quebec government’s restriction on non-essential travel in response to the COVID-19 pandemic. The Quebec government lifted restrictions on April 13, 2020 and we commenced engagement with the Cree First Nation Grand Council and the Cree Health Board to determine an acceptable path forward to protect its workforce and communities. While in care and maintenance essential activities to maintain infrastructure continued including environmental management, security and ground control. Éléonore began ramping-up operations and milling activities resumed in May 2020. We recognized $26 of cash and $16 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Éléonore in 2020. Gold production decreased 18% primarily driven by the operations being placed into care and maintenance, partially offset by twelve months of operations in 2020 as compared to nine months in 2019. Costs applicable to sales per gold ounce increased 7% primarily driven by lower ore grade mined. Depreciation and amortization per gold ounce increased 75% primarily driven by the impact of the site being placed on care and maintenance and higher amortization rates from lower reserves. All-in sustaining costs per gold ounce increased 23% primarily driven by care and maintenance costs.
Peñasquito, Mexico. Peñasquito was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. The Peñasquito operations were temporarily halted on April 12, 2020 as the mine was placed on care and maintenance due to the Mexico federal government issuing a decree mandating the temporary suspension of all non-essential activities, including mining, in response to the COVID-19 pandemic. On May 18, 2020, production ramp-up activities began with a phased approach consistent with the Mexican government’s regulations following the designation of mining as an essential activity. Milling activities resumed in May 2020 and production commenced in June 2020, prior to which, the site implemented required hygiene protocols and mobilized key operations and maintenance teams for training. We recognized $38 of cash and $28 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Peñasquito in 2020. Gold production increased 308% primarily driven by twelve months of operations in 2020 as compared to nine months in 2019, the impact of the blockade in 2019 and higher ore grade mined, partially offset by the site being placed on care and maintenance in the second quarter of 2020. Gold equivalent ounces – other metals production increased 102% primarily driven by twelve months of operations in 2020 as compared to nine months in 2019, the impact of the blockade in 2019, partially offset by the site being placed on care and maintenance in the second quarter of 2020. Costs applicable to sales per gold ounce decreased 30% primarily driven by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals decreased 40% primarily driven by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce increased 10% primarily driven by the impact of the site being placed on care and maintenance in the second quarter of 2020, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 12% primarily driven by higher gold equivalent - other metals sold, partially offset by the site being placed on care and maintenance in the second quarter of 2020. All-in sustaining costs per gold ounce decreased 27% primarily driven by lower costs applicable to sales per gold ounce, partially offset by care and maintenance costs and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 38% primarily driven by lower costs applicable to sales per gold equivalent ounce - other metals and lower sustaining capital spend, partially offset by care and maintenance costs.

South America Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Years Ended December 31,	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Yanacocha	340	527	515	$1,019	$756	$813	$362	$213	$207	$1,414	$959	$967
Merian	461	524	534	705	565	512	219	177	167	813	689	627
Cerro Negro	216	334	—	718	603	—	606	317	—	1,147	753	—
Total / Weighted Average (4)	1,017	1,385	1,049	$811	$646	$660	$358	$234	$201	$1,100	$814	$804
Yanacocha (48.65%)	(166)	(257)	(244)
Merian (25.00%)	(115)	(131)	(134)
Attributable to Newmont	736	997	671

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	362	287	—

___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2020, Depreciation and amortization includes $7 and $30 in care and maintenance costs at Yanacocha and Cerro Negro, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. For the year ended December 31, 2020, All-in sustaining costs includes $27, $56 and $3 in care and maintenance costs recorded in Care and maintenance at Yanacocha, Cerro Negro and Other South America, respectively.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 13 to our Consolidated Financial Statements for further discussion of our equity method investments.
2020 compared to 2019
Yanacocha, Peru. On March 16, 2020 the Yanacocha operations were temporarily halted as the operations were placed on care and maintenance due to government travel restrictions in-country in response to the COVID-19 pandemic. While in care and maintenance, limited personnel remained on-site to perform essential work, including security, water treatment, environmental protection and gold production continued from leach pads. In May 2020, milling operations resumed following the confirmation that the Peru Economic reactivation plan allowed surface mining. We recognized $27 of cash and $7 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Yanacocha in 2020. Gold production decreased 35% primarily due to lower mill throughput as a result of the site being placed on care and maintenance, in addition to lower ore grade milled as a result of lower ore grade mined and lower leach production driven by lower tons placed on the leach pad. Costs applicable to sales per gold ounce increased 35% primarily due to lower ore grade mined, higher strip ratio, higher gold-price driven royalties and higher leach pad inventory adjustments, partially offset by higher by-product credits from silver sales. Depreciation and amortization per gold ounce increased 70% primarily due to higher depreciation rates as a result of Quecher Main achieving commercial production in the fourth quarter of 2019 and the impact of the site being placed on care and maintenance. All-in sustaining costs per gold ounce increased 47% primarily due to higher costs applicable to sales per gold ounce, care and maintenance costs and higher sustaining capital spend.
Merian, Suriname. Gold production decreased 12% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 25% primarily due to lower ore grade mined and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 24% primarily due to lower ounces sold as a result of lower ore grade mined. All-in sustaining costs per gold ounce increased 18% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. Cerro Negro was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. On March 20, 2020 the Cerro Negro operations were temporarily halted as the operations were placed on care and maintenance due to Argentina suspending all domestic flights and mass transportation in response to the COVID-19 pandemic. While in care and maintenance essential activities to maintain infrastructure continued including environmental management, security and ground control. In early May, the operations began implementing a safe restart plan, remobilizing its workforce and limited milling activities resumed. We recognized $56 of cash and $30 of non-cash care and maintenance costs included in Care and maintenance and Depreciation and amortization, respectively, at Cerro Negro in 2020. Gold production decreased 35% primarily driven by the operations being placed into care and maintenance, partially offset by twelve months of operations in 2020 as compared to nine months in 2019. Costs applicable to sales per gold ounce increased 19% primarily driven by lower ore grade mined and lower by-product credits from silver sales. Depreciation and amortization per gold ounce increased 91% primarily driven by the impact of the site being placed on care and maintenance and lower gold ounces sold. All-in sustaining costs per gold ounce increased 52% primarily driven by care and maintenance costs and higher costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Our equity method investment in Pueblo Viejo was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction. Attributable gold production increased 26% primarily due to twelve months of operations in 2020 as compared to nine months in 2019. Refer to Note 13 to our Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Years Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington	670	703	709	$866	$809	$786	$152	$149	$140	$1,094	$942	$891
Tanami	495	500	496	511	531	589	208	192	149	745	717	763
Kalgoorlie (3)	—	228	318	—	948	721	—	116	74	—	1,114	813
Total/Weighted-Average (4)	1,165	1,431	1,523	$715	$734	$709	$182	$164	$133	$964	$908	$845

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington (5)	128	146	166	$837	$803	$758	$152	$151	$138	$1,080	$954	$898
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
(3)The sale of our 50% interest in Kalgoorlie was completed on January 2, 2020. Refer to Note 10 for more information on asset sales.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the year ended December 31, 2020, 2019 and 2018, Boddington produced 56 million, 64 million and 77 million pounds of copper, respectively.
2020 compared to 2019
Boddington, Australia. Gold production decreased 5% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher mill throughput and higher recovery. Gold equivalent ounces – other metals production decreased 12% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 7% primarily due to lower gold ounces sold, higher mill maintenance costs and higher co-product allocation of costs to gold, partially offset by lower diesel prices and no stockpile inventory adjustments. Costs applicable to sales per gold equivalent ounce – other metals increased 4% primarily due to lower gold equivalent ounces - other metals sold and higher mill maintenance costs, partially offset by lower diesel costs, no stockpile inventory adjustments and lower co-product allocation of costs to copper. Depreciation and amortization per gold ounce increased 2% primarily due to lower gold ounces sold and higher co-product allocation of costs to gold, partially offset by no stockpile inventory adjustments. Depreciation and amortization per gold equivalent ounce – other metals increased 1% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower co-product allocation of costs to copper and no stockpile inventory adjustments. All-in sustaining costs per gold ounce increased 16% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 13% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold-equivalent ounce – other metals.
Tanami, Australia. Gold production decreased 1% primarily due to lower ore grade milled as a result of lower ore grade mined, partially offset by higher mill throughput and higher recovery. Costs applicable to sales per gold ounce decreased 4% primarily due to lower power costs and lower underground maintenance costs, partially offset by higher gold-price driven royalties. Depreciation and amortization per gold ounce increased 8% primarily due to incremental depreciation from the Tanami Power Plant achieving commercial production in March 2019 coupled with lower gold ounces sold. All-in sustaining costs per gold ounce increased 4% primarily due to higher sustaining capital spend, partially offset by lower costs applicable to sales per gold ounce.

Africa Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Years Ended December 31,	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Ahafo	480	643	436	$787	$624	$741	$304	$254	$241	$980	$820	$864
Akyem	371	422	414	621	558	546	318	356	363	757	718	705
Total / Weighted Average (3)	851	1,065	850	$713	$597	$645	$311	$295	$301	$890	$791	$794
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
2020 compared to 2019
Ahafo, Ghana. Gold production decreased 25% primarily due to lower ore grade milled as a result of lower ore grade mined from the Subika pit, partially offset by higher throughput due to the Ahafo Mill Expansion project achieving commercial production in the fourth quarter of 2019. Costs applicable to sales per gold ounce increased 26% primarily due to lower ore grade mined and higher gold price-related royalties. Depreciation and amortization per gold ounce increased 20% primarily due to higher amortization from the Ahafo Mill Expansion, which achieved commercial production in the fourth quarter of 2019, and lower ounces sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Akyem, Ghana. Gold production decreased 12% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 11% primarily due to lower ounces sold and higher gold price-related royalties, partially offset by no stockpile inventory adjustment. Depreciation and amortization per gold ounce decreased 11% primarily due to lower amortization rates due to a longer reserve life and no stockpile inventory adjustment, partially offset by lower ounces sold. All-in sustaining costs per gold ounce increased 5% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower reclamation costs and sustaining capital spend.
Nevada Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Years Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Nevada Gold Mines	1,334	710	—	$757	$712	$—	$434	$430	$—	$920	$901	$—
Carlin	—	404	927	—	878	843	—	261	237	—	1,076	1,027
Phoenix	—	96	241	—	981	854	—	281	201	—	1,149	1,043
Twin Creeks	—	169	359	—	638	668	—	171	170	—	800	820
Long Canyon	—	96	170	—	376	423	—	377	447	—	466	505
Total/Weighted-Average (3)	1,334	1,475	1,697	$757	$748	$766	$434	$340	$240	$920	$935	$928

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Phoenix (4)	—	35	70	$—	$750	$845	$—	$243	$227	$—	$894	$1,035
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the year ended December 31, 2019 and 2018, the Phoenix mine in Nevada produced 15 million and 32 million pounds of copper, respectively. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
2020 compared to 2019
Nevada Gold Mines. Attributable gold production at Nevada Gold Mines increased 88% primarily due to a full year of operations in 2020 as compared to six months of operations in 2019. Costs applicable to sales per gold ounce increased 6% primarily driven by the capitalization of pre-production stripping at Cortez in 2019 related to the Crossroads pit and lower ore grades processed at Turquoise Ridge in 2020, partially offset by higher ore grades processed at Long Canyon. Depreciation and amortization per gold ounce increased 1% primarily due to higher depreciation and amortization rates at Cortez, partially offset by updated asset useful lives at Carlin. All-in sustaining costs per gold ounce increased 2% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend per gold ounce.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Peruvian sol, the Argentine peso, the Surinamese dollar and the Ghanaian Cedi. Approximately 45%, 43% and 33% of Costs applicable to sales were paid in currencies other than the U.S. dollar in 2020, 2019 and 2018, respectively, including approximately 18% denominated in the Australian dollar, 11% denominated in the Canadian dollar, 10% denominated in the Mexican peso, 3% denominated in the Peruvian Sol, 2% denominated in the Argentine Peso, 1% denominated in the Surinamese Dollar and a nominal amount denominated in the Ghanaian Cedi in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $17 per ounce in 2020, compared to 2019, primarily in Argentina.
Our Cerro Negro mine, which was acquired as part of the Newmont Goldcorp transaction and is located in Argentina, is a U.S. dollar functional currency entity. Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. On September 1, 2019, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, with additional controls enacted on May 29, 2020 (“currency controls”). These currency controls include conversion requirements of export proceeds to local currency, limits on exchanges to foreign currencies and the reintroduction of affidavits to verify foreign currency transactions comply with regulations. Since the currency controls were enacted, the Company is required to convert metal sales proceeds to the Argentine Peso within five business days from receipt of cash at Cerro Negro and obtain central bank approval for any dividends or distributions to the parent company. Additionally, the Company is required to pay foreign obligations using offshore funds prior to accessing the onshore foreign exchange market. While we have balances denominated in Argentine pesos that relate to accounts payable and employee-related liabilities and tax receivables and liabilities, the majority of Cerro Negro’s activity has historically been denominated in U.S. dollars. Additionally, a component of the deferred tax liability is carried in Argentine pesos, which is impacted by fluctuations in the Argentine peso exchange rate. Most recently, on September 16, 2020, Argentina’s central bank enacted a new resolution requiring companies to refinance, with at least a two year term, sixty percent of any debt maturing between October 15, 2020 and March 31, 2021. However, this resolution does not apply to intercompany debt and we do not hold any external debt at Cerro Negro. Therefore, this newly enacted resolution, as well as other previously enacted currency controls, are not expected to have a material impact on our financial statements.
Our Merian mine is located in the country of Suriname, which has experienced significant swings in inflation rates for the last three years. On March 24, 2020, Suriname's central bank enacted the Act Controlling Currency Transactions and Transactions Bureaus in an effort to stabilize the local currency (the "Act"), which was subsequently halted by an interim order and deemed unconstitutional by the Surinamese court. This Act includes a provision on the repatriation of export earnings and restrictions on imports; however, Newmont and the Republic of Suriname have a Mineral Agreement in place superseding these provisions. Therefore, we do not expect there to be a current or future impact to our operations or financial statements. Additionally, on September 21, 2020, the central bank of Suriname adopted a controlled floating rate system and concurrently announced a significant devaluation of the Surinamese dollar. While we have employee-related liabilities denominated in Surinamese dollars, which are impacted by this devaluation, the majority of Merian’s activity has historically been denominated in U.S. dollars. Therefore, the devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
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
During 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In an effort to protect the health and safety of our workforce, their families and neighboring communities in which we operate, we put five mine sites temporarily into care and maintenance during March and April 2020, while the remaining sites continued to operate. We worked closely with local stakeholders to resume operations at all five mine sites during the second quarter of 2020. As of December 31, 2020, all sites were fully operational, with the exception of Cerro Negro that continues to progress its ramp up.
Depending on the duration and extent of the impact of the COVID-19 pandemic, additional sites could be placed into care and maintenance; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of December 31, 2020, we believe our available liquidity allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
In January 2021, the Company announced that the Board of Directors authorized a new stock repurchase program for up to $1 billion of common stock to be repurchased in the next 18 months. The Company’s management will continue to evaluate the extent to which the Company repurchases its shares, and the timing of such repurchases, based upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions, impacts of the COVID-19 pandemic and other factors.
In 2020, the Board approved a dividend framework to share incremental free cash flow with shareholders at higher gold prices. The framework returns 40 to 60 percent of incremental attributable free cash flow to shareholders that is generated above a $1,200 per ounce gold price. This framework is non-binding and will be periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the board and will depend on the Company’s financial results, cash requirements, future prospects, COVID-19 impacts and other factors deemed relevant by the board.
In 2020, the Company and Barrick entered into an agreement with Pueblo Viejo to provide additional funding of up to $1,300 ($520 attributable to Newmont's 40% ownership interest) through a loan facility for the expansion of Pueblo Viejo's operations. Under the terms of the agreement, the Company and Barrick will distribute funds based on their respective proportionate ownership interest in Pueblo Viejo. See Note 20 to the Consolidated Financial Statements for more information.

At December 31, 2020, the Company had $5,540 in Cash and cash equivalents, of which $1,423 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At December 31, 2020, $440 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At December 31, 2020, $1,187 in consolidated cash and cash equivalents ($764 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends, complete our stock repurchase program and meet other liquidity requirements for the foreseeable future. At December 31, 2020, our borrowing capacity on our revolving credit facility was $2,928 and we had no borrowings outstanding under the revolving credit facility. We do not expect any limitations on our ability to access our revolving credit facility as a result of the COVID-19 pandemic. We continue to remain compliant with covenants and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.
Our financial position was as follows:

	At December 31, 2020	At December 31, 2019
Debt	$6,031	$6,138
Lease and other financing obligations	671	696
Less: Cash and cash equivalents	(5,540)	(2,243)
Net debt	$1,162	$4,591
Borrowing capacity on revolving credit facility	$2,928	$2,940
Total liquidity (1)	$8,468	$5,183
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.

Cash Flows
Our Consolidated Statements of Cash Flows are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities of continuing operations	$4,890	$2,876	$1,837
Net cash provided by (used in) operating activities of discontinued operations	(8)	(10)	(10)
Net cash provided by (used in) operating activities	$4,882	$2,866	$1,827

Net cash provided by (used in) investing activities of continuing operations	$166	$(1,226)	$(1,177)
Net cash provided by (used in) investing activities of discontinued operations	(75)	—	—
Net cash provided by (used in) investing activities	$91	$(1,226)	$(1,177)

Net cash provided by (used in) financing activities	$(1,680)	$(2,777)	$(455)
Net cash provided by (used in) operating activities of continuing operations was $4,890 in 2020, an increase of $2,014 from the year ended December 31, 2019, primarily due to a higher average realized gold price, a decrease in costs related to the Newmont Goldcorp transaction and formation of NGM, a decrease in payments of accrued liabilities and an increase in collections on receivable balances, partially offset by an increase in care and maintenance expenses due to five sites being temporarily placed into care and maintenance for a portion of 2020.
Net cash provided by (used in) investing activities of continuing operations was $166 in 2020, an increase in cash provided of $1,392 from the year ended December 31, 2019, primarily due to the sale of the Kalgoorlie and Red Lake operations, the sale of our investment in Continental and a reduction of capital expenditures for Additions to property, plant and mine development in 2020, partially offset by net cash and cash equivalents acquired in the Newmont Goldcorp transaction in 2019 and lower Return of investment from equity method investees related to Pueblo Viejo in 2020.
Net cash provided by (used in) investing activities of discontinued operations was $(75) in 2020, an increase in cash used of $75 from the year ended December 31, 2019, due to the payment for the option to acquire mining and mineral rights subject to the Holt royalty obligation as part of the Kirkland Agreement. See Note 14 to our Consolidated Financial Statements for further information.
Net cash provided by (used in) financing activities was $(1,680) in 2020, a decrease in cash used of $1,097 from the year ended December 31, 2019, primarily due to lower debt payments and the issuance of 2030 Senior Notes in 2020 and the 2019 payment of a one-time special dividend related to the Newmont Goldcorp transaction, partially offset by higher regular dividends in 2020.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations, where these projects will enhance production or reserves, are considered non-sustaining or development capital. In addition, the Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure it executes on its capital priorities and provides long term value to shareholders. The Company’s decision to reprioritize, sell or abandon a development project, which may include returning mining concessions to host governments, could result in a future impairment charge.
For the years ended December 31, 2020, 2019 and 2018 we had Additions to property, plant and mine development as follows:

	2020			2019			2018
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$49	$269	$318	$81	$295	$376	$—	$29	$29
South America	93	111	204	173	124	297	118	80	198
Australia	132	248	380	61	185	246	32	150	182
Africa	44	103	147	123	123	246	224	80	304
Nevada	81	160	241	50	207	257	44	249	293
Corporate and other	7	42	49	11	21	32	1	12	13
Accrual basis	$406	$933	$1,339	$499	$955	$1,454	$419	$600	$1,019
Decrease (increase) in non-cash adjustments			(37)			9			13
Cash basis			$1,302			$1,463			$1,032
For the year ended December 31, 2020, development projects included Musselwhite Materials Handling, Pamour and Éléonore Lower Mine Material Handling System in North America; Quecher Main, Yanacocha Sulfides and Emilia in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez in Nevada. For the year ended December 31, 2019, development projects included Borden, Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides projects in South America; Tanami Expansion 2 project in Australia; Ahafo North, Subika Underground, and the Ahafo Mill Expansion in Africa; and Goldrush Complex and Turquoise Ridge joint venture 3rd shaft in Nevada. For the year ended December 31, 2018, development projects included Quecher Main and the Merian crusher in South America; Tanami Expansion 2 in Australia; Ahafo North, Subika Underground and Ahafo Mill Expansion in Africa; and Twin Creeks Underground in Nevada.
For the years ended December 31, 2020, 2019 and 2018, sustaining capital included the following:
•North America. Capital expenditures primarily related to surface and underground mine development, tailings facility construction, mining equipment and capitalized component purchases;
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
During 2020, 2019 and 2018, $117, $112 and $117, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $9 at North America, $15 at South America, $72 at Australia, $4 at Africa and $17 at Nevada in 2020; $23 at North America, $20 at South America, $51 at Australia, $11 at Africa and $7 at Nevada in 2019; and $3 at North America, $13 at South America, $66 at Australia, $8 at Africa and $27 at Nevada in 2018.
During 2020, 2019 and 2018, $—, $43, and $40, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the Quecher Main project at Yanacocha in South America and South Arturo in Nevada in 2019; and the Quecher Main project at Yanacocha in South America and Globe Hill at CC&V in North America in 2018.
Refer to our global project pipeline discussion above for additional details. Refer to Note 4 to our Consolidated Financial Statements and "Non-GAAP Financial Measures" within Part II, Item 7, Management’s Discussion and Analysis for further information.
Debt
Our future debt maturities include $550 in 2021, $492 in 2022, $414 in 2023 and $4,624 maturing at various times after 2023. See Note 25 to our Consolidated Financial Statements for further information. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities, current investments, existing cash balances and available credit facilities.
Depending upon market conditions and strategic considerations, we may choose to refinance some maturing debt in the capital markets. In 2020, we completed a public offering of 2.25% Senior Notes that yielded $985 in net proceeds, which were used together with existing Cash and cash equivalents, to repurchase portions of our 3.50% 2022 Senior Notes and 3.70% 2023 Senior Notes (including $99 of Existing Goldcorp Notes) totaling approximately $1,000. In 2019, we completed a public offering of 2.80% Senior Notes that yielded $690 in net proceeds, which were used primarily to repay $626 outstanding balance on the 5.125% Senior Notes maturing in 2019.

See Note 25 to the Consolidated Financial Statements for more information.
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
At December 31, 2020 and 2019, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Letters of Credit and Other Guarantees
In September 2013, the Company entered into a committed Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch ("BNP") which established a $175 letter of credit facility for a three year period, subsequently extended to September 30, 2020, to support reclamation obligations. In September 2020, the LC Agreement terminated and the Company entered into an uncommitted Letter of Credit Facility Agreement with BNP which established a $175 uncommitted letter of credit facility for a one-year period to support reclamation obligations.
We have off-balance sheet arrangements of $1,807 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 31 to the Consolidated Financial Statements). At December 31, 2020, $72 of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit, primarily supporting reclamation obligations.
Supplemental Guarantor Information
In September 2018, we filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”) from time to time at indeterminate prices, subject to the limitations of the Delaware General Corporation Law, our certification of incorporation and our bylaws. Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries. These guarantees are full and unconditional, and no other of our subsidiaries guarantees any security issued and outstanding. There are no restrictions on the ability of Newmont, as issuer, or Newmont USA, as guarantor (collectively, the “Obligor Group”), to obtain funds from its subsidiaries by dividend, loan or otherwise. Additionally, the cash provided by operations of the Obligor Group and all of its subsidiaries is available to satisfy debt repayments as they become due, except to the extent of any rights of noncontrolling interests. Net assets attributable to noncontrolling interests were $837 at December 31, 2020. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM and 51.35% interest in Yanacocha. Prior to July 1, 2019, Newmont USA included certain operations from our existing Nevada mining operations, which were contributed in exchange for our 38.5% interest in NGM. For further information regarding these operations, see Note 4 to our Consolidated Financial Statements and "Results of Consolidated Operations" within Part II, Item 7, Management’s Discussion and Analysis. For further information regarding Newmont’s other operations, see our Consolidated Financial Statements and "Results of Consolidated Operations" within Part II, Item 7, Management’s Discussion and Analysis.

In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at December 31, 2020.

	Obligor Group	Newmont USA
	December 31, 2020	December 31, 2020
Current intercompany assets	$11,641	$4,882
Non-current intercompany assets	$2,120	$282
Current intercompany liabilities	$8,840	$1,934
Current external debt	$473	$—
Non-current external debt	$5,382	$—
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
At December 31, 2020, Newmont USA had approximately $5,855 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at December 31, 2020, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At December 31, 2020, (i) Newmont’s total consolidated indebtedness was approximately $6,702, none of which was secured (other than $671 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $6,280 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on Newmont’s debt subject to the subsidiary guarantees, see Note 25 to our Consolidated Financial Statements.

Contractual Obligations
Our contractual obligations at December 31, 2020 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Current	Non-Current
Debt (1)	$9,659	$798	$8,861
Finance lease and other financing obligations (2)	964	104	860
Remediation and reclamation liabilities (3)	4,943	193	4,750
Employee-related benefits (4)	1,055	128	927
Uncertain income tax liabilities and interest (5)	372	—	372
Operating leases	131	7	124
Minimum royalty payments (6)	496	51	445
Purchase obligations (7)	1,155	310	845
Other (8)	585	261	324
	$19,360	$1,852	$17,508
____________________________
(1)Debt includes principal of $6,080 and estimated interest payments of $3,579 on Senior Notes, assuming no early extinguishment.
(2)Finance lease and other financing obligations includes finance lease payments of $926 and additional payments of $38 for finance leases that have not yet commenced.
(3)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these Reclamation and remediation liabilities are reflected here. For more information regarding reclamation and remediation liabilities, see Note 6 to the Consolidated Financial Statements.
(4)Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan benefit payments beyond 2030 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.
(5)We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments due to uncertainties in the timing of the effective settlement of tax positions.
(6)Minimum royalty payments are related to continuing operations and are presented net of recoverable amounts.
(7)Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.
(8)Other includes service contracts and other obligations not recorded in our Consolidated Financial Statements, as well as the Norte Abierto and Galore Creek deferred payment obligations accrued in Other current liabilities and Other non-current liabilities.
Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. At December 31, 2020 and 2019, $3,719 and $3,334, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $164 and $125, respectively, were classified as current liabilities.
In addition, we are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Based upon our best estimate of our liability for these matters, $313 and $299 were accrued for such obligations at December 31, 2020 and 2019, respectively, of which $50 and $44, respectively, were classified as current liabilities. We spent $25, $31 and $39 during 2020, 2019, and 2018, respectively, for environmental obligations related to the former mining activities.
Reclamation and remediation adjustments during 2020 primarily related to increased lime consumption and water treatment costs at inactive Yanacocha sites and updated project cost estimates at inactive Porcupine sites and Midnite mine and Dawn mill sites. Reclamation and remediation adjustments during 2019 primarily related to increased water management costs at inactive Yanacocha sites, updated project costs estimates at Dawn, Mule Canyon and Northumberland sites, increased water management costs at the Con mine and higher reclamation and remediation costs from the Newmont Goldcorp transaction.
During the year ended 2020, 2019, and 2018, capital expenditures were approximately $23, $65, and $81, respectively, to comply with environmental regulations.
For more information on the Company’s reclamation and remediation liabilities, see Notes 6, 25 and 31 to the Consolidated Financial Statements.
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
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 14 to the Consolidated Financial Statements.
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

	Years Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Newmont stockholders	$2,829	$2,805	$341
Net income (loss) attributable to noncontrolling interests	(38)	79	39
Net (income) loss from discontinued operations (1)	(163)	72	(61)
Equity loss (income) of affiliates	(189)	(95)	33
Income and mining tax expense (benefit)	704	832	386
Depreciation and amortization	2,300	1,960	1,215
Interest expense, net	308	301	207
EBITDA	$5,751	$5,954	$2,160
Adjustments:
(Gain) loss on asset and investment sales (2)	$(677)	$(30)	$(100)
Change in fair value of investments (3)	(252)	(166)	50
Reclamation and remediation charges (4)	213	120	21
Impairment of investments (5)	93	2	42
Pension settlements and curtailments (6)	92	(20)	—
COVID-19 specific costs (7)	92	—	—
Loss on debt extinguishment (8)	77	—	—
Settlement costs (9)	58	5	10
Impairment of long-lived and other assets (10)	49	5	369
Goldcorp transaction and integration costs (11)	23	217	—
Restructuring and severance (12)	18	7	10
Gain on formation of Nevada Gold Mines (13)	—	(2,390)	—
Nevada JV transaction and integration costs (14)	—	30	—
Emigrant leach pad write-down (15)	—	—	22
Adjusted EBITDA (16)	$5,537	$3,734	$2,584
____________________________
(1)For additional information regarding our discontinued operations, see Note 14 to our Consolidated Financial Statements.
(2)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains on the sale of Kalgoorlie and Continental and a gain on the sale of certain royalty interests to Maverix in 2020; a gain on the sale of exploration land in 2019; and a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix in 2018 . For additional information, see Note 10 to our Consolidated Financial Statements.

(3)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 20 to our Consolidated Financial Statements.
(4)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. The 2020 charges include increased lime consumption and water treatment costs at inactive Yanacocha sites and updated project cost estimates at inactive Porcupine sites, the Midnite mine site and Dawn mill site. The 2019 charges include updated water management costs at inactive Yanacocha sites, updated project cost estimates at the Mule Canyon and Northumberland mine sites and a review of the project cost estimates at the Midnite and Dawn remediation site, as well as increased water management costs at the Con mine. The 2018 charges include adjustments at the Idarado, Lone Tree and Rain remediation and closure sites.
(5)Impairment of investments, included in Other income, net, primarily represents other-than-temporary impairment of other investments, including the impairment of the TMAC investment in 2020.
(6)Pension settlements and curtailments, included in Other income, net, primarily represents pension settlement charges due to lump sum payments to participants in 2020 and pension curtailments gains in 2019. See Note 17 to our Consolidated Financial Statements for further information.
(7)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. See Note 9 to our Consolidated Financial Statements for further information.
(8)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during 2020.
(9)Settlement costs, included in Other expense, net, primarily represents costs related to the ecological tax obligation at Peñasquito in Mexico, mineral interest settlements at Ahafo and Akyem in Africa, the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru and other related costs in 2020, and certain costs associated with legal and other settlements for 2019 and 2018.
(10)Impairment of long-lived and other assets, included in Impairment of long-lived and other assets, represents non-cash write-downs of various assets that are no longer in use. Impairments include $366 related to long-lived assets in Nevada in 2018. See Note 8 to our Consolidated Financial Statements for further information.
(11)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019 as well as subsequent integration costs.
(12)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
(13)Gain on formation of Nevada Gold Mines, included in Gain on formation of Nevada Gold Mines, represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed on July 1, 2019.
(14)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(15)The Emigrant leach pad write-down, included in Costs applicable to sales, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life in 2018.
(16)Adjusted EBITDA has not been adjusted for $178 of cash care and maintenance costs, included in Care and maintenance, which primarily represent costs incurred associated with our Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the year ended December 31, 2020.
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

	Years Ended December 31,
	2020	2019	2018
Equity income (loss) of affiliates	$189	$95	$(33)
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	4	29	33
Equity income (loss) of affiliates, Pueblo Viejo (1)	193	124	—
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	169	69	—
Depreciation and amortization	72	52	—
Pueblo Viejo EBITDA	$434	$245	$—
____________________________
(1)See Note 13 to the Consolidated Financial Statements.
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

	Year Ended December 31, 2020
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$2,829	$3.52	$3.51
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(163)	(0.20)	(0.20)
Net income (loss) attributable to Newmont stockholders from continuing operations	2,666	3.32	3.31
(Gain) loss on asset and investment sales (3)	(677)	(0.84)	(0.84)
Change in fair value of investments (4)	(252)	(0.31)	(0.31)
Reclamation and remediation charges, net (5)	160	0.20	0.20
Impairment of investments (6)	93	0.11	0.11
Pension settlement (7)	92	0.11	0.11
COVID-19 specific costs, net (8)	84	0.10	0.10
Loss on debt extinguishment (9)	77	0.09	0.09
Settlement costs, net (10)	55	0.07	0.07
Impairment of long-lived and other assets (11)	49	0.06	0.06
Goldcorp transaction and integration costs (12)	23	0.03	0.03
Restructuring and severance, net (13)	17	0.02	0.02
Tax effect of adjustments (14)	62	0.08	0.08
Valuation allowance and other tax adjustments, net (15)	(309)	(0.38)	(0.37)
Adjusted net income (loss) (16)	$2,140	$2.66	$2.66

Weighted average common shares (millions): (17)		804	806
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 14 to our Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains on the sale of Kalgoorlie and Continental and a gain on the sale of royalty interests to Maverix. For additional information, see Note 10 to our Consolidated Financial Statements.
(4)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 20 to our Consolidated Financial Statements.
(5)Reclamation and remediation charges, net, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value, including adjustments related to increased lime consumption and water treatment costs at inactive Yanacocha sites and updated project cost estimates at inactive Porcupine sites, the Midnite mine site and Dawn mill site. Amount is presented net of income (loss) attributable to noncontrolling interests of $(53).
(6)Impairment of investments, included in Other income, net, primarily represents the other-than-temporary impairment of the TMAC investment.
(7)Pension settlements, included in Other income, net, represents pension settlement charges due to lump sum payments to participants. See Note 17 to our Consolidated Financial Statements for further information.
(8)COVID-19 specific costs, net, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. Amount is presented net of income (loss) attributable to noncontrolling interests of $(8). See Note 9 to our Consolidated Financial Statements for further information.
(9)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during 2020.
(10)Settlement costs, net, included in Other expense, net, primarily represents costs related to the ecological tax obligation at Peñasquito in Mexico, mineral interest settlements at Ahafo and Akyem in Africa, the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru and other related costs. Amount is presented net of income (loss) attributable to noncontrolling interests of $(3).
(11)Impairment of long-lived and other assets, included in Impairment of long-lived and other assets, represents non-cash write-downs of various assets that are no longer in use.
(12)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019 as well as subsequent integration costs.
(13)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1).

(14)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (13), as described above, and are calculated using the applicable regional tax rate.
(15)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment is due to the benefit recognized on the sale of Kalgoorlie and related tax capital loss of $(353), net increase or (decrease) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $186, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(98), net reductions to the reserve for uncertain tax positions of $(21) and other tax adjustments of $39. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(62).
(16)Adjusted net income (loss) has not been adjusted for $165 of cash and $85 of non-cash care and maintenance costs, included in Care and maintenance and Depreciation and amortization, respectively, which primarily represent costs associated with our Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the year ended December 31, 2020, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $13 and $3, respectively.
(17)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Year Ended December 31, 2019
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$2,805	$3.82	$3.81
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	72	0.10	0.10
Net income (loss) attributable to Newmont stockholders from continuing operations	2,877	3.92	3.91
Gain on formation of Nevada Gold Mines (3)	(2,390)	(3.25)	(3.24)
Goldcorp transaction and integration costs (4)	217	0.29	0.29
Change in fair value of investments (5)	(166)	(0.23)	(0.23)
Reclamation and remediation charges, net (6)	99	0.13	0.13
Nevada JV transaction and integration costs (7)	30	0.04	0.04
Loss (gain) on asset and investment sales, net (8)	(28)	(0.04)	(0.04)
Pension curtailment (9)	(20)	(0.03)	(0.03)
Restructuring and severance, net (10)	6	0.01	0.01
Settlement costs (11)	5	0.01	0.01
Impairment of long-lived and other assets, net (12)	4	—	—
Impairment of investments (13)	2	—	—
Tax effect of adjustments (14)	418	0.57	0.57
Valuation allowance and other tax adjustments, net (15)	(84)	(0.10)	(0.10)
Adjusted net income (loss)	$970	$1.32	$1.32

Weighted average common shares (millions): (16)		735	737
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 14 to our Consolidated Financial Statements.
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
(6)Reclamation and remediation charges, net, included in Reclamation and remediation, represent revisions to remediation plans at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value, including adjustments related to updated water management costs at inactive Yanacocha sites, updated project cost estimates at the Mule Canyon and Northumberland mine sites and a review of the project cost estimates at the Midnite and Dawn remediation site, as well as increased water management costs at the Con mine. Amount is presented net of income (loss) attributable to noncontrolling interests of $(21).
(7)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees.
(8)Loss (gain) on asset and investment sales, net, included in Other income, net, primarily represents a gain on the sale of exploration land. Amount is presented net of income (loss) attributable to noncontrolling interest of $2.
(9)Pension curtailment, included in Other income, net, primarily represents curtailment charges recognized due to a significant amount of employees being terminated as a result of establishing NGM.
(10)Restructuring and severance, net, included in Other expense, net, primarily represents certain costs associated with severance and legal costs. Amount is presented net of income (loss) attributable to noncontrolling interests of $(1).
(11)Settlement costs, included in Other expense, net, primarily represents certain costs associated with legal and other settlements.

(12)Impairment of long-lived and other assets, net, included in Impairment of long-lived and other assets, represents non-cash write-downs of various assets that are no longer in use. Amount is presented net of income (loss) attributable to noncontrolling interests of $(1).
(13)Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(14)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (13), as described above, and are calculated using the applicable regional tax rate.
(15)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment is due to a net increase or (decrease) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $(262), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(95), the effects related to the amendment of the 2014 U.S. federal income tax return and related carrybacks of $150, additions to the reserve for uncertain tax positions of $70, the expiration of U.S. capital loss carryovers of $34, and other tax adjustments of $28. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(9).
(16)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Year Ended December 31, 2018
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$341	$0.64	$0.64
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(61)	(0.11)	(0.11)
Net income (loss) attributable to Newmont stockholders from continuing operations	280	0.53	0.53
Impairment of long-lived and other assets (3)	369	0.69	0.69
Loss (gain) on asset and investment sales (4)	(100)	(0.19)	(0.19)
Change in fair value of investments (5)	50	0.09	0.09
Impairment of investments (6)	42	0.08	0.07
Emigrant leach pad write-down (7)	29	0.05	0.05
Reclamation and remediation charges (8)	21	0.04	0.04
Settlement costs, net (9)	9	0.02	0.02
Restructuring and severance, net (10)	7	0.01	0.01
Tax effect of adjustments (11)	(99)	(0.18)	(0.18)
Re-measurement due to the Tax Cuts and Jobs Act (12)	(14)	(0.03)	(0.03)
Tax restructuring related to the Tax Cuts and Jobs Act (13)	(34)	(0.06)	(0.06)
Valuation allowance and other tax adjustments, net (14)	158	0.30	0.30
Adjusted net income (loss)	$718	$1.35	$1.34

Weighted average common shares (millions): (15)		533	535
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 14 to our Consolidated Financial Statements.
(3)Impairment of long-lived and other assets, included in Impairment of long-lived and other assets, represents non-cash write-downs of various assets that are no longer in use. The amount includes $366 related to long-lived assets in Nevada. See Note 8 to our Consolidated Financial Statements for further information.
(4)Loss (gain) on asset and investment sales, included in Other income, net, primarily represents a gain from the exchange of certain royalty interests for cash consideration and an equity ownership and warrants in Maverix.
(5)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments in Continental.
(6)Impairment of investments, included in Other income, net, represents other-than-temporary impairments of other investments.
(7)The Emigrant leach pad write-down, included in Costs applicable to sales and Depreciation and amortization, represents a write-down to reduce the carrying value of the leach pad to net realizable value at Emigrant due to a change in mine plan resulting in a significant decrease in mine life.
(8)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value, including adjustments at the Idarado, Lone Tree and Rain remediation and closure sites.
(9)Settlement costs, net, included in Other expense, net, primarily represents certain costs associated with legal and other settlements. Amount is presented net of income (loss) attributable to noncontrolling interests of $(1).
(10)Restructuring and severance, net, included in Other expense, net, primarily represents certain costs associated with severance and legal costs. Amount is presented net of income (loss) attributable to noncontrolling interests of $(3).
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Re-measurement due to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents the re-measurement of our U.S. deferred tax assets and liabilities from 35% to the reduced tax rate of 21%. Amount reflects the final adjustments to the provisional re-measurement expense.

(13)Tax restructuring related to the Tax Cuts and Jobs Act, included in Income and mining tax benefit (expense), represents changes resulting from restructuring our holding of non-U.S. operations for U.S. federal income tax purposes. Amount reflects the final adjustments to the provisional restructuring charge.
(14)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), predominantly represent adjustments to remove the impact of our valuation allowances for items such as foreign tax credits, alternative minimum tax credits, capital losses and disallowed foreign losses. We believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. The adjustment is due to an increase to the valuation allowance on U.S. net operating losses, credit carryovers, and other U.S. deferred tax assets of $191, other tax adjustments of $(3), and a decrease to the valuation allowance on U.S. capital losses of $(15). Total amount is presented net of income (loss) attributable to noncontrolling interests of $(15).
(15)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.
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

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$4,882	$2,866	$1,827
Less: Net cash used in (provided by) operating activities of discontinued operations	8	10	10
Net cash provided by (used in) operating activities of continuing operations	4,890	2,876	1,837
Less: Additions to property, plant and mine development	(1,302)	(1,463)	(1,032)
Free Cash Flow	$3,588	$1,413	$805

Net cash provided by (used in) investing activities (1)	$91	$(1,226)	$(1,177)
Net cash provided by (used in) financing activities	$(1,680)	$(2,777)	$(455)
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			GEO (2)
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Costs applicable to sales (3)	$4,408	$4,663	$3,906	$606	$532	$187
Gold/GEO sold (thousand ounces) (4)	5,831	6,465	5,516	1,062	621	238
Costs applicable to sales per ounce (5)	$756	$721	$708	$571	$858	$782
____________________________
(1)Includes by-product credits of $128, $91 and $50 in 2020, 2019, and 2018, respectively.
(2)Includes by-product credits of $2, $3 and $3 in 2020, 2019, and 2018, respectively.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020, Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019 and Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing for 2018.
(5)Per ounce measures may not recalculate due to rounding.
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
Care and maintenance and Other expense, net. Care and maintenance primarily includes direct operating costs incurred at the mine sites during the period that these sites were temporarily placed into care and maintenance in response to the COVID-19 pandemic. For Other expense, net we exclude certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito, Boddington, and Phoenix mines.
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

Year Ended December 31, 2020	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Care and Maintenance and Other Expense, Net (6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$245	$6	$11	$—	$1	$—	$41	$304	270	$1,125
Red Lake	45	—	1	—	—	—	4	50	42	1,182
Musselwhite	117	2	7	—	25	—	27	178	97	1,838
Porcupine	244	2	14	—	—	—	39	299	319	935
Éléonore	181	2	4	—	26	—	45	258	208	1,248
Peñasquito	286	4	—	—	20	48	53	411	512	806
Other North America	—	—	4	10	3	—	1	18	—	—
North America	1,118	16	41	10	75	48	210	1,518	1,448	1,049

Yanacocha	345	57	9	1	30	—	37	479	339	1,414
Merian	328	4	4	1	—	—	41	378	464	813
Cerro Negro	166	3	2	—	60	—	33	264	231	1,147
Other South America	—	—	3	10	3	—	—	16	—	—
South America	839	64	18	12	93	—	111	1,137	1,034	1,100

Boddington	579	13	3	—	—	11	125	731	668	1,094
Tanami	251	1	10	—	—	—	104	366	492	745
Other Australia	—	—	1	12	1	—	7	21	—	—
Australia	830	14	14	12	1	11	236	1,118	1,160	964

Ahafo	375	9	2	1	2	—	78	467	476	980
Akyem	234	24	1	—	1	—	26	286	377	757
Other Africa	—	—	—	7	—	—	—	7	—	—
Africa	609	33	3	8	3	—	104	760	853	890

Nevada Gold Mines	1,012	12	23	10	2	10	160	1,229	1,336	920
Nevada	1,012	12	23	10	2	10	160	1,229	1,336	920

Corporate and Other	—	—	75	217	—	—	42	334	—	—
Total Gold	$4,408	$139	$174	$269	$174	$69	$863	$6,096	5,831	$1,045

Gold equivalent ounces - other metals (11)
Peñasquito	$499	$7	$1	$—	$19	$142	$106	$774	934	$828
Boddington	107	2	—	—	—	6	23	138	128	1,080
Total Gold Equivalent Ounces	$606	$9	$1	$—	$19	$148	$129	$912	1,062	$858

Consolidated	$5,014	$148	$175	$269	$193	$217	$992	$7,008
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $130 and excludes co-product revenues of $1,147.
(3)Includes stockpile and leach pad inventory adjustments of $18 at Yanacocha and $24 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $88 and $60, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value of $52 and $226, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $4 at CC&V, $3 at Porcupine, $1 at Éléonore, $2 at Peñasquito, $4 at Other North America, $3 at Yanacocha, $7 at Merian, $2 at Cerro Negro, $28 at Other South America, $6 at Tanami, $15 at Other Australia, $20 at Ahafo, $8 at Akyem, $3 at Other Africa, $19 at NGM and $9 at Corporate and Other, totaling $134 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $28 at Musselwhite, $26 at Éléonore, $38 at Peñasquito, $27 at Yanacocha, $56 at Cerro Negro and $3 at Other South America of cash care and maintenance costs associated with the sites temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended December 31, 2020 that we would have continued to incur if the sites were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for incremental costs of responding to the COVID-19 pandemic of $92, settlement costs of $58, Goldcorp transaction and integration costs of $23 and restructuring and severance of $18.

(8)Includes sustaining capital expenditures of $269 for North America, $111 for South America, $248 for Australia, $103 for Africa, $160 for Nevada, and $42 for Corporate and Other, totaling $933 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $369. The following are major development projects: Musselwhite Materials Handling, Pamour, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Emilia, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez.
(9)Includes finance lease payments for sustaining projects of $59 and excludes finance lease payments for development projects of $38.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.

Year Ended December 31, 2019	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (9)
Gold
CC&V	$290	$4	$6	$1	$3	$—	$38	$342	319	$1,071
Red Lake	136	2	7	—	—	—	29	174	112	1,570
Musselwhite	13	2	6	—	—	—	25	46	6	8,174
Porcupine	185	2	4	—	—	—	30	221	235	935
Éléonore	214	1	4	—	—	1	47	267	264	1,013
Peñasquito	116	2	—	—	—	2	39	159	144	1,100
Other North America	—	—	1	63	1	—	8	73	—	—
North America	954	13	28	64	4	3	216	1,282	1,080	1,187

Yanacocha	400	54	10	2	8	—	33	507	529	959
Merian	297	4	4	2	—	—	56	363	526	689
Cerro Negro	210	2	13	1	1	—	35	262	349	753
Other South America	—	—	—	11	—	—	—	11	—	—
South America	907	60	27	16	9	—	124	1,143	1,404	814

Boddington	575	11	3	—	—	14	66	669	710	942
Tanami	266	2	9	—	—	—	82	359	500	717
Kalgoorlie	216	4	3	—	—	—	31	254	228	1,114
Other Australia	—	—	4	10	1	—	9	24	—	—
Australia	1,057	17	19	10	1	14	188	1,306	1,438	908

Ahafo	393	5	20	—	1	—	98	517	630	820
Akyem	235	32	3	—	4	—	28	302	421	718
Other Africa	—	—	2	9	1	—	—	12	—	—
Africa	628	37	25	9	6	—	126	831	1,051	791

Nevada Gold Mines	494	6	12	5	5	5	97	624	693	901
Carlin	358	3	9	3	1	—	64	438	408	1,076
Phoenix	116	3	—	1	—	7	10	137	118	1,149
Twin Creeks	113	1	3	1	—	—	23	141	177	800
Long Canyon	36	1	—	1	—	—	7	45	96	466
Other Nevada	—	—	6	—	—	—	4	10	—	—
Nevada	1,117	14	30	11	6	12	205	1,395	1,492	935

Corporate and Other	—	—	62	203	3	—	21	289	—	—
Total Gold	$4,663	$141	$191	$313	$29	$29	$880	$6,246	6,465	$966

Gold equivalent ounces - other metals (10)
Peñasquito	$387	$7	$3	$—	$7	$66	$116	$586	438	$1,339
Boddington	117	2	—	—	—	8	12	139	145	954
Phoenix	28	2	—	—	—	1	3	34	38	894
Total Gold Equivalent Ounces	$532	$11	$3	$—	$7	$75	$131	$759	621	$1,222

Consolidated	$5,195	$152	$194	$313	$36	$104	$1,011	$7,005
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $94 and excludes co-product revenues of $691.
(3)Includes stockpile and leach pad inventory adjustments of $12 at CC&V, $16 at Yanacocha, $19 at Boddington, $20 at Akyem, $10 at NGM, $33 at Carlin, and $2 at Twin Creeks.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $85 and $67, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value of $53 and $142, respectively.

(5)Advanced projects, research and development and Exploration excludes development expenditures of $7 at CC&V, $1 at Musselwhite, $10 at Porcupine, $4 at Éléonore, $3 at Peñasquito, $4 at Other North America, $14 at Yanacocha, $7 at Merian, $9 at Cerro Negro, $40 at Other South America, $3 at Tanami, $3 at Kalgoorlie, $20 at Other Australia, $13 at Ahafo, $11 at Akyem, $4 at Other Africa, $10 at NGM, $6 at Carlin, $1 at Phoenix, $2 at Twin Creeks, $12 at Long Canyon, $2 at Other Nevada and $35 at Corporate and Other, totaling $221 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for Goldcorp transaction and integration costs of $217, Nevada JV transaction and integration costs of $30, restructuring and severance of $7 and settlement costs of $5.
(7)Includes sustaining capital expenditures of $295 for North America, $124 for South America, $185 for Australia, $123 for Africa, $207 for Nevada and $21 for Corporate and Other, totaling $955 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $508. The following are major development projects: Borden, Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion, Goldrush Complex and Turquoise Ridge 3rd shaft.
(8)Includes finance lease payments for sustaining projects of $56 and excludes finance lease payments for development projects of $31.
(9)Per ounce measures may not recalculate due to rounding.
(10)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing.

Year Ended December 31, 2018	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (8)
Gold
CC&V	$260	$3	$5	$2	$1	$—	$29	$300	357	$840
Other North America	—	—	—	—	—	—	—	—	—	—
North America	260	3	5	2	1	—	29	300	357	840

Yanacocha	425	47	5	2	—	—	26	505	522	967
Merian	275	2	4	1	1	—	54	337	538	627
Other South America	—	—	—	9	1	—	—	10	—	—
South America	700	49	9	12	2	—	80	852	1,060	804

Boddington	571	9	—	—	—	21	46	647	726	891
Tanami	297	2	17	—	1	—	68	385	505	763
Kalgoorlie	232	4	4	—	1	—	21	262	322	813
Other Australia	—	2	5	10	(5)	—	5	17	—	—
Australia	1,100	17	26	10	(3)	21	140	1,311	1,553	845

Ahafo	323	3	6	1	4	—	40	377	436	864
Akyem	227	22	1	1	2	—	40	293	415	705
Other Africa	—	—	2	6	—	—	—	8	—	—
Africa	550	25	9	8	6	—	80	678	851	794

Carlin	760	10	24	7	—	—	152	953	929	1,027
Phoenix	202	6	4	2	1	9	23	247	237	1,043
Twin Creeks	240	2	9	2	1	—	40	294	359	820
Long Canyon	72	2	—	1	—	—	11	86	170	505
Other Nevada	—	—	7	1	—	—	15	23	—	—
Nevada	1,274	20	44	13	2	9	241	1,603	1,695	928

Corporate and Other	—	—	63	199	1	—	12	275	—	—
Total Gold	$3,884	$114	$156	$244	$9	$30	$582	$5,019	5,516	$909

Gold equivalent ounces - other metals (9)
Boddington	$132	$2	$—	$—	$—	$12	$10	$156	173	$898
Phoenix	55	2	1	—	—	1	8	67	65	1,035
Total Gold Equivalent Ounces	$187	$4	$1	$—	$—	$13	$18	$223	238	$935

Consolidated	$4,071	$118	$157	$244	$9	$43	$600	$5,242

____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $53 and excludes co-product revenues of $303.
(3)Includes stockpile and leach pad inventory adjustments of $5 at CC&V, $39 at Yanacocha, $33 at Ahafo, $34 at Akyem, $92 at Carlin and $32 at Twin Creeks. Total stockpile and leach pad inventory adjustments at Carlin of $114 were adjusted above by $22 related to the write-down at Emigrant due to a change in mine plan, resulting in a significant decrease in mine life in the third quarter of 2018.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $60 and $58, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value of $44 and $59, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $5 at CC&V, $49 at Yanacocha, $9 at Merian, $34 at Other South America, $6 at Kalgoorlie, $7 at Other Australia, $11 at Ahafo, $12 at Akyem, $3 at Other Africa, $10 at Carlin, $3 at Twin Creeks, $23 at Long Canyon, $16 at Other Nevada and $5 at Corporate and Other, totaling $193 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $10 and restructuring and severance of $10.
(7)Excludes development capital expenditures, capitalized interest and changes in accrued capital, totaling $432. The following are major development projects during the period: Quecher Main, the Merian crusher, Tanami Expansion 2, Ahafo North, Subika Underground, Ahafo Mill Expansion and Twin Creeks Underground.
(8)Per ounce measures may not recalculate due to rounding.
(9)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,250/oz.) and Copper ($2.70/lb.) pricing.
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.
COVID-19 Assessment
In light of the COVID-19 pandemic described above we have reviewed and evaluated our long-lived assets for events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. As of December 31, 2020, we determined that no impairment indicators existed at the balance sheet date, as the pandemic-related restrictions are viewed as temporary and are not expected to have a material impact on the Company’s ability to recover the carrying amounts of its long-lived assets, including those assets temporarily placed on care and maintenance during 2020.
We completed our annual goodwill impairment analysis of our reporting units as of December 31, 2020 and concluded there was no goodwill impairment. During the year, five of our mine sites were placed in care and maintenance. In spite of this, the fair value of these mine sites were not materially impacted as the mines were placed into care and maintenance for a temporary period only, with all of them being fully operational as of December 31, 2020, with the exception of Cerro Negro which continues to progress its ramp up.
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
Depreciation and amortization
Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to amortize such costs over the estimated future lives of such facilities or equipment and their components. Facilities and equipment acquired as a part of a finance lease, build-to-suit or other financing arrangement are capitalized and recorded based on the contractual lease terms. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the lesser of the lease terms or the estimated productive lives of such facilities. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.
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
We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. The significant assumption in determining the stockpile net realizable value for each mine site at December 31, 2020 is a long-term gold price of $1,500 per ounce. A decrease of $100 per ounce in the long-term gold price assumption will not result in a material write-down to the carrying value of the stockpiles.
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
Carrying value of ore on leach pads
Ore on leach pads represent ore that has been mined and placed on leach pads where a solution is applied to the surface of the heap to dissolve the gold, copper or silver. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver or pound of copper on the leach pad.
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
Although the quantities of recoverable metal placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The significant assumption in determining the net realizable value for each mine site at December 31, 2020 is a long-term gold price of $1,500 per ounce. A decrease of $100 per ounce in the long-term gold price assumption will not result in a material write-down to the carrying value of the leach pads.
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
Carrying value of long-lived assets
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, declines in our market capitalization, geo-technical difficulties, reduced estimates of future cash flows from our reporting segments or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the Company’s long-lived assets, including development projects, may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.
For development projects, including our Conga project which is discussed further below, we review and evaluate changes to project plans and timing to determine continued technical, economic and social viability of the projects. If the Company determines to sell or abandon a project due to uncertainty from changes in circumstances related to technical, economic, social, political or community factors, or other evolving circumstances indicate that the carrying value may not be recoverable, then a recoverability test is performed to determine if an impairment charge should be recorded.
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
The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of our mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and our projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable reserve estimates; estimated future closure costs; and the use of appropriate discount rates.
The significant assumption in determining the future cash flows for each mine site at December 31, 2020 is a long-term gold price of $1,500 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long-lived assets, including goodwill, of up to approximately $2,500 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.
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
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31, 2020 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value.

The Company generally elects to utilize the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit is higher than its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market valuation approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment loss recognized in the current period is not reversed in the future periods. The Company recognizes its pro rata share of Goodwill and any subsequent goodwill impairment losses recorded by entities that are proportionately consolidated.

The estimated undiscounted cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; and the use of appropriate discount rates.
Carrying value of Conga
We review and evaluate the Company’s Conga development project for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We have considered a variety of technical, economic, social and political developments related to the Conga project during our evaluation of impairment indicators since November 2011, when construction and development activities at the project were largely suspended. Project activities in recent years have focused on continued engagement with the local communities and maintaining and protecting existing project infrastructure and equipment through our active care and maintenance program. Although we have reclassified Conga reserves to mineralized material and reallocated exploration and development capital to other projects, we continue to evaluate long-term options to progress development of the Conga project. From time to time, the Company will continue to evaluate opportunities to sell or find alternative uses for equipment and assets originally acquired for the Conga project that are currently in care and maintenance. We have reprioritized the Yanacocha Sulfides project ahead of the Conga project and expect it to provide an improved path to the future development of the Conga project through improved social and political acceptance in the neighboring area and region. The Company also periodically updates the economic model for its Conga project to understand changes to the estimated capital costs, cash flows, and economic returns from the project. As of December 31, 2020, we have not identified events or changes in circumstances that indicate that the carrying value of the Conga project is not recoverable.

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
Refer to Note 6 of the Consolidated Financial Statements for further information regarding reclamation and remediation obligations.
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
Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:
•Earnings history;
•Projected future financial and taxable income based upon existing reserves and long-term estimates of commodity prices;
•The duration of statutory carry forward periods;
•Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;
•Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and
•The sensitivity of future forecasted results to commodity prices and other factors.
The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence is recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence including projections for future growth. On the basis of this evaluation, a valuation allowance has been recorded in Peru. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
See Note 12 to the Consolidated Financial Statements for additional detail on the valuation allowance.
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
Decreases in the market price of metals can significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. As part of our regular review of economic assumptions management determined to increase the long-term gold price assumption from $1,300 to $1,500 during the third quarter of 2020. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2020 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,874 and $1,500 per ounce, respectively, a short-term and long-term copper price of $3.25 and $3.00 per pound, respectively, a short-term and long-term silver price of $24.39 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.86 and $1.05 per pound, respectively, a short-term and long-term zinc price of $1.19 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.73 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.77 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.01 and $0.02, respectively.
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
Decreases in the market price of metals can also significantly impact our impairment analysis for long-lived assets and goodwill. An impairment loss is measured and recorded for long-lived assets based on the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts. An impairment loss is measured and recorded for goodwill based on the carrying amount of the reporting unit and its fair value. Fair value is typically determined through the use of an income approach utilizing estimates of discounted future cash flows or a market approach utilizing recent transaction activity for comparable properties. The estimated undiscounted cash flows used to assess recoverability of long-lived assets and the fair value of reporting units are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. For information concerning the sensitivity of our impairment analysis over long-lived assets and goodwill to changes in metal price, see the Critical Accounting Policies section in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation.
Foreign Currency
In addition to our operations in the United States, we have significant operations and/or assets in Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. All of our operations sell their gold, copper, silver, lead and zinc production based on U.S. dollar metal prices. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins, cash flow and Costs applicable to sales per ounce/pound to the extent costs are paid in local currency at foreign operations. Additionally, if a sustained weakening of the U.S. dollar in relation to other foreign currencies that impact our cost structure were not mitigated by offsetting increases in the U.S. dollar metal prices or by other factors, the amount of proven and probable reserves in the applicable foreign country could be reduced as certain proven and probable reserves may no longer be economic. The extent of any such reduction would be dependent on a variety of factors, including the length of time of any such weakening of the U.S. dollar and management’s long-term view of the applicable exchange rate. Foreign currency exchange rates in relation to the U.S. dollar have not had a material impact on our determination of proven and probable reserves in the past. However, future reductions of proven and probable reserves could result in reduced sales and increased Depreciation and amortization and, depending on the level of reduction, this could also result in impairments of long-lived assets and goodwill.
Commodity Price Exposure
Our provisional metal sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the respective metal concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. The below sensitivity analysis is based on a historical price volatility of the respective metal prices.

At December 31, 2020, Newmont had gold sales of 224,000 ounces priced at an average of $1,890 per ounce, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced gold sales would have an approximate $29 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at December 31, 2020 for gold was $1,888 per ounce.
At December 31, 2020, Newmont had copper sales of 12 million pounds priced at an average of $3.52 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced copper sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at December 31, 2020 for copper was $3.51 per pound.
At December 31, 2020, Newmont had silver sales of 4 million ounces priced at an average of $26.50 per ounce, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced silver sales would have an approximate $7 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association closing settlement price at December 31, 2020 for silver was $26.45 per ounce.
At December 31, 2020, Newmont had lead sales of 25 million pounds priced at an average of $0.90 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced lead sales would have an approximate $1 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at December 31, 2020 for lead was $0.89 per pound.
At December 31, 2020, Newmont had zinc sales of 54 million pounds priced at an average of $1.24 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced zinc sales would have an approximate $4 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at December 31, 2020 for zinc was $1.24 per pound.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Newmont Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newmont Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, the related notes and the financial statement schedule in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and, for 2020 and 2019 the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, which reflects total assets constituting 19% and 20% at December 31, 2020 and 2019, respectively, and sales constituting 21% and 10% and net income constituting 24% and 7% in 2020 and 2019, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nevada Gold Mines LLC, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 18, 2021 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Reclamation Liabilities
Description of the Matter
As discussed in Note 2 and Note 6 of the consolidated financial statements, the Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs.

Auditing management’s accounting for reclamation liabilities was challenging, as significant judgment is required by the Company to estimate required cash flows to meet obligations established by mining permit, local statutes and promissory estoppel at the end of mine life. The significant judgment was primarily due to the inherent estimation uncertainty relating to the extent of future reclamation activities and related costs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for reclamation liabilities, including controls over management’s review of estimated future costs and the reclamation liability calculation.

To test the reclamation liabilities, among other procedures, we evaluated the methodology, significant assumptions and the underlying data used by the Company in its estimate. To assess the estimates of reclamation activities and cash flows, we evaluated significant changes from the prior estimate, verified consistency between timing of reclamation activities and projected mine life, compared anticipated costs across the Company’s mines, verified cost rates against third-party information or internal cost records and recalculated management’s estimate. We involved our reclamation specialists to interview members of the Company’s engineering staff, assess the completeness of the mine reclamation estimates with respect to meeting mine closure and post closure requirements, and evaluate the reasonableness of the engineering estimates and assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Members of Nevada Gold Mines LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheet of Nevada Gold Mines LLC and its subsidiaries (together, the Joint Venture) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, changes in members’ equity and cash flows for the year then ended December 31, 2020 and for the period from inception April 11, 2019 to December 31, 2019, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). We also have audited the Joint Venture’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from inception April 11, 2019 to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Joint Venture maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Joint Venture’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting (not presented herein). Our responsibility is to express opinions on the Joint Venture’s consolidated financial statements and on the Joint Venture’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Joint Venture in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting
An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

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

Annual goodwill impairment assessment

As described in note 2 to the consolidated financial statements of the Joint Venture (not presented herein), the Joint Venture’s goodwill balance was $696 million (at 100%) as of December 31, 2020. Management conducts an impairment assessment annually in the fourth quarter of each year, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined through the use of an income approach utilizing discounted estimates of future cash flow models, fair values of mineral resource estimates outside of current business plans and the application of a specific Net Asset Value (NAV) multiple for each reporting unit. The estimated future cash flows used to determine the fair values of reporting units are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term metal prices. In addition to short-term and long-term metal price assumptions, other assumptions and estimates used in determining the fair values of reporting units include: operating and capital costs, discount rates, NAV multiples, proven and probable mineral reserves and resources, future production levels and the fair value of mineral resource estimates outside of current business plans. Management’s estimates of proven and probable mineral reserves and resources are based on information compiled by the qualified persons (management’s specialists).

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment is a critical audit matter are: (i) the significant judgment by management, including the use of management’s specialists, in determining the fair values of the reporting units; (ii) the degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the assumptions and estimates with respect to short-term and long-term metal price assumptions, operating and capital costs, discount rates, NAV multiples, proven and probable mineral reserves and resources, future production levels and the fair value of mineral resource estimates outside of current business plans; and (iii) the audit effort included the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the assumptions used in management’s valuation of the Joint Venture’s reporting units. These procedures also included, among others: testing management’s process for determining the fair value of the reporting units; evaluating the appropriateness of the discounted estimates of future cash flow models; testing the completeness and accuracy of underlying data used in the models; and evaluating the reasonableness of the assumptions used by management in the estimated fair value of the reporting units. Evaluating the reasonableness of the short-term and long-term metal price assumptions involved comparing those prices to external industry data. Evaluating the reasonableness of operating and capital costs was done by comparing those costs to recent actual operating and capital costs incurred and assessing whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of the NAV multiples was done by comparing the assumptions with relevant market information. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proven and probable mineral reserves and resources, future production levels and the fair value of mineral resource estimates outside of current business plans. As a basis for using this work, the qualifications of management’s specialists were understood and the Joint Venture’s relationship with management’s specialists was assessed. The procedures performed included evaluation of the methods and assumptions used by management’s specialists, tests of the data used by management’s specialists and evaluation of their findings. Professionals with specialized skill and knowledge assisted us in evaluating the reasonableness of the discount rates and NAV multiples.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
February 18, 2021

We have served as the Joint Venture’s auditor since 2019.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(in millions, except per share)
Sales (Note 5)	$11,497	$9,740	$7,253

Costs and expenses:
Costs applicable to sales (1)	5,014	5,195	4,093
Depreciation and amortization	2,300	1,960	1,215
Reclamation and remediation (Note 6)	366	280	163
Exploration	187	265	197
Advanced projects, research and development	122	150	153
General and administrative	269	313	244
Care and maintenance (Note 7)	178	—	—
Impairment of long-lived and other assets (Note 8)	49	5	369
Other expense, net (Note 9)	206	295	29
	8,691	8,463	6,463
Other income (expense):
Gain on formation of Nevada Gold Mines (Note 32)	—	2,390	—
Gain on asset and investment sales, net (Note 10)	677	30	100
Other income, net (Note 11)	(32)	297	55
Interest expense, net of capitalized interest of $24, $26 and $37, respectively	(308)	(301)	(207)
	337	2,416	(52)
Income (loss) before income and mining tax and other items	3,143	3,693	738
Income and mining tax benefit (expense) (Note 12)	(704)	(832)	(386)
Equity income (loss) of affiliates (Note 13)	189	95	(33)
Net income (loss) from continuing operations	2,628	2,956	319
Net income (loss) from discontinued operations (Note 14)	163	(72)	61
Net income (loss)	2,791	2,884	380
Net loss (income) attributable to noncontrolling interests (Note 15)	38	(79)	(39)
Net income (loss) attributable to Newmont stockholders	$2,829	$2,805	$341

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$2,666	$2,877	$280
Discontinued operations	163	(72)	61
	$2,829	$2,805	$341
Net income (loss) per common share (Note 16):
Basic:
Continuing operations	$3.32	$3.92	$0.53
Discontinued operations	0.20	(0.10)	0.11
	$3.52	$3.82	$0.64
Diluted:
Continuing operations	$3.31	$3.91	$0.53
Discontinued operations	0.20	(0.10)	0.11
	$3.51	$3.81	$0.64
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss)	$2,791	$2,884	$380
Other comprehensive income (loss):
Change in marketable securities, net of tax of $—, $— and $—, respectively	(5)	5	1
Foreign currency translation adjustments	(2)	1	(12)
Change in pension and other post-retirement benefits, net of tax of $(11), $— and $2, respectively	44	(19)	(9)
Change in fair value of cash flow hedge instruments, net of tax of $(3), $(2) and $(4), respectively	12	32	9
Other comprehensive income (loss)	49	19	(11)
Comprehensive income (loss)	$2,840	$2,903	$369

Comprehensive income (loss) attributable to:
Newmont stockholders	$2,878	$2,824	$330
Noncontrolling interests	(38)	79	39
	$2,840	$2,903	$369
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Operating activities:
Net income (loss)	$2,791	$2,884	$380
Adjustments:
Depreciation and amortization	2,300	1,960	1,215
Impairment of long-lived and other assets (Note 8)	49	5	369
Gain on formation of Nevada Gold Mines (Note 32)	—	(2,390)	—
Gain on asset and investment sales, net (Note 10)	(677)	(30)	(100)
Net loss (income) from discontinued operations (Note 14)	(163)	72	(61)
Reclamation and remediation	353	258	146
Change in fair value of investments (Note 11)	(252)	(166)	50
Deferred income taxes (Note 12)	(222)	334	150
Impairment of investments (Note 11)	93	2	42
Charges from pension settlement	87	(10)	—
Charges from debt extinguishment (Note 11)	77	—	—
Stock-based compensation (Note 18)	72	97	76
Write-downs of inventory and stockpiles and ore on leach pads	44	130	271
Other non-cash adjustments	43	39	42
Net change in operating assets and liabilities (Note 29)	295	(309)	(743)
Net cash provided by (used in) operating activities of continuing operations	4,890	2,876	1,837
Net cash provided by (used in) operating activities of discontinued operations (Note 14)	(8)	(10)	(10)
Net cash provided by (used in) operating activities	4,882	2,866	1,827

Investing activities:
Additions to property, plant and mine development	(1,302)	(1,463)	(1,032)
Proceeds from sales of mining operations and other assets, net	1,156	30	24
Proceeds from sales of investments	307	67	18
Contributions to equity method investees	(60)	(28)	—
Return of investment from equity method investees	58	132	—
Purchases of investments	(37)	(112)	(39)
Acquisitions, net (1)	—	127	(140)
Other	44	21	(8)
Net cash provided by (used in) investing activities of continuing operations	166	(1,226)	(1,177)
Net cash provided by (used in) investing activities of discontinued operations (Note 14)	(75)	—	—
Net cash provided by (used in) investing activities	91	(1,226)	(1,177)

Financing activities:
Repayment of debt	(1,160)	(1,876)	—
Proceeds from issuance of debt, net	985	690	—
Dividends paid to common stockholders	(834)	(889)	(301)
Repurchases of common stock (Note 16)	(521)	(479)	(98)
Distributions to noncontrolling interests	(197)	(186)	(160)
Funding from noncontrolling interests	112	93	100
Payments on lease and other financing obligations	(66)	(55)	(4)
Proceeds from exercise of stock options	51	—	—
Payments for withholding of employee taxes related to stock-based compensation	(48)	(50)	(40)
Proceeds from sale of noncontrolling interests	—	—	48
Other	(2)	(25)	—
Net cash provided by (used in) financing activities	(1,680)	(2,777)	(455)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(3)	(4)
Net change in cash, cash equivalents and restricted cash	3,299	(1,140)	191
Cash, cash equivalents and restricted cash at beginning of period	2,349	3,489	3,298
Cash, cash equivalents and restricted cash at end of period	$5,648	$2,349	$3,489

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,540	$2,243	$3,397
Restricted cash included in Other current assets	2	2	1
Restricted cash included in Other non-current assets	106	104	91
Total cash, cash equivalents and restricted cash	$5,648	$2,349	$3,489
____________________________
(1)Acquisitions, net for the year ended December 31, 2019 is comprised of $117 cash and cash equivalents acquired, $21 restricted cash acquired, net of $17 cash paid in the Newmont Goldcorp transaction and $6 of restricted cash acquired in the formation of Nevada Gold Mines. For the year ended December 31, 2018, Acquisitions, net is comprised of mineral interest acquisitions, primarily Galore Creek.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31, 2020	At December 31, 2019
	(in millions)
ASSETS
Cash and cash equivalents	$5,540	$2,243
Trade receivables (Note 5)	449	373
Investments (Note 20)	290	237
Inventories (Note 21)	963	1,014
Stockpiles and ore on leach pads (Note 22)	827	812
Other current assets	436	570
Current assets held for sale (Note 10)	—	1,023
Current assets	8,505	6,272
Property, plant and mine development, net (Note 23)	24,281	25,276
Investments (Note 20)	3,197	3,199
Stockpiles and ore on leach pads (Note 22)	1,705	1,484
Deferred income tax assets (Note 12)	337	549
Goodwill (Note 24)	2,771	2,674
Other non-current assets	573	520
Total assets	$41,369	$39,974

LIABILITIES
Accounts payable	$493	$539
Employee-related benefits (Note 17)	380	361
Income and mining taxes	657	162
Current lease and other financing obligations (Note 26)	106	100
Debt (Note 25)	551	—
Other current liabilities (Note 27)	1,182	880
Current liabilities held for sale (Note 10)	—	343
Current liabilities	3,369	2,385
Debt (Note 25)	5,480	6,138
Lease and other financing obligations (Note 26)	565	596
Reclamation and remediation liabilities (Note 6)	3,818	3,464
Deferred income tax liabilities (Note 12)	2,073	2,407
Employee-related benefits (Note 17)	493	448
Silver streaming agreement (Note 5)	993	1,058
Other non-current liabilities (Note 27)	699	1,061
Total liabilities	17,490	17,557

Contingently redeemable noncontrolling interest	34	47

EQUITY
Common stock - $1.60 par value;	1,287	1,298
Authorized - 1,280 million and 1,280 million shares, respectively
Outstanding shares - 800 million and 808 million shares, respectively
Treasury shares - 4 million and 3 million shares, respectively	(168)	(120)
Additional paid-in capital	18,103	18,216
Accumulated other comprehensive income (loss) (Note 28)	(216)	(265)
Retained earnings (accumulated deficit)	4,002	2,291
Newmont stockholders' equity	23,008	21,420
Noncontrolling interests	837	950
Total equity	23,845	22,370
Total liabilities and equity	$41,369	$39,974

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	534	$855	(1)	$(30)	$9,592	$(292)	$410	$984	$11,519	$—
Cumulative-effect adjustment of adopting ASU No. 2016-01	—	—	—	—	—	115	(115)	—	—	—
Cumulative-effect adjustment of adopting ASU No. 2018-02	—	—	—	—	—	(96)	96	—	—	—
Net income (loss)	—	—	—	—	—	—	341	40	381	(1)
Other comprehensive income (loss)	—	—	—	—	—	(11)	—	—	(11)	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—	48
Dividends declared (1)	—	—	—	—	—	—	(301)	—	(301)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(160)	(160)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	99	99	—
Repurchase and retirement of common stock	(2)	(4)	—	—	(46)	—	(48)	—	(98)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(40)	—	—	—	—	(40)	—
Stock based awards and related share issuances	3	4	—	—	72	—	—	—	76	—
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	2,805	79	2,884	—
Other comprehensive income (loss)	—	—	—	—	—	19	—	—	19	—
Shares issued and other non-cash consideration for Goldcorp acquisition (2)	285	457	—	—	8,972	—	—	—	9,429	—
Dividends declared (1)	—	—	—	—	(205)	—	(690)	—	(895)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(187)	(187)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	95	95	—
Repurchase and retirement of common stock	(12)	(19)	—	—	(265)	—	(195)	—	(479)	—
Cancellation of shares due to the expiration of certain exchange rights	—	—	—	—	4	—	(3)	—	1	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(50)	—	—	—	—	(50)	—
Stock-based awards and related share issuances	3	5	—	—	92	—	—	—	97	—
Balance at December 31, 2019	811	$1,298	(3)	$(120)	$18,216	$(265)	$2,291	$950	$22,370	$47
Cumulative-effect adjustment of adopting ASU No. 2016-13	—	—	—	—	—	—	(5)	—	(5)	—
Net income (loss)	—	—	—	—	—	—	2,829	(25)	2,804	(13)
Other comprehensive income (loss)	—	—	—	—	—	49	—	—	49	—
Dividends declared (1)	—	—	—	—	—	—	(839)	—	(839)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(198)	(198)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	110	110	—
Repurchase and retirement of common stock	(10)	(17)	—	—	(230)	—	(274)	—	(521)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(48)	—	—	—	—	(48)	—
Stock options exercised	1	2	—	—	49	—	—	—	51	—
Stock-based awards and related share issuances	2	4	—	—	68	—	—	—	72	—
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
____________________________
(1)Cash dividends declared per common share was $1.04, $0.56, and $0.56 for 2020, 2019 and 2018, respectively. Special dividends declared per common share was $—, $0.88, and $— for 2020, 2019 and 2018, respectively.
(2)The shares issued and other non-cash consideration for Goldcorp acquisition includes the fair value of equity classified stock-based compensation awards allocated to purchase consideration of $6.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     THE COMPANY
Newmont Corporation and its affiliates and subsidiaries (collectively, “Newmont,” “we,” “us” or the “Company”) predominantly operate in the mining industry, focused on the production of and exploration for gold properties, some of which may contain copper, silver, zinc, lead or other metals. The Company has significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, copper, silver, lead and zinc. The prices of gold, copper, silver, lead and zinc are affected by numerous factors beyond the Company’s control.
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
During the year ended December 31, 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In response, the Company temporarily placed five sites into care and maintenance, including Musselwhite, Éléonore, Yanacocha and Cerro Negro in March 2020 and Peñasquito in April 2020. The Company worked closely with local stakeholders to resume operations at all five mine sites during the second quarter of 2020. As of December 31, 2020, all sites were fully operational, with the exception of Cerro Negro that continues to progress its ramp up.
The impact of this pandemic could include additional sites being placed into care and maintenance, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping our products, delays in product refining and smelting due to restrictions or temporary closures, additional travel restrictions, other supply chain disruptions and workforce interruptions, including loss of life. Depending on the duration and extent of the impact of COVID-19 and the success of a widely available vaccine, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
Minera Yanacocha S.R.L. (“Yanacocha”) includes the mining operations at Yanacocha and the Conga project in Peru. Based on the Company's internal project portfolio evaluation process, we do not anticipate developing Conga in the next ten years. Due to the uncertainty surrounding the project’s development timeline, we have allocated our exploration and development capital to other projects in our portfolio. As a result, the Conga project is currently in care and maintenance and we continue to evaluate opportunities to sell or find alternative uses for equipment and assets originally acquired for the Conga project. Should we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may consider sale of the project to a third-party or other alternatives for the project, which may result in a future impairment charge. The total assets at Conga as of December 31, 2020 and 2019 were $1,517 and $1,558 respectively.
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
Use of Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of long-lived assets, goodwill and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws; provisional amounts related to uncertain tax positions; valuation of assets acquired and liabilities assumed in a business combination; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from those amounts estimated in these financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Newmont Corporation, more-than-50%-owned subsidiaries that it controls and variable interest entities where it is the primary beneficiary. The proportionate consolidation method is used for investments in which the Company has an undivided interest in the assets, liabilities and operations and for certain unincorporated joint ventures in the extractive industry. All significant intercompany balances and transactions have been eliminated. Equity method accounting is applied for certain entities where the Company does not have control, but does have significant influence over the activities that most significantly impact the entities’ operations and financial performance. The functional currency for the majority of the Company’s operations is the U.S. dollar.
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
The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves and are amortized using the units-of-production method based on the estimated recoverable ounces or pounds in proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) mineralized material within pits; mineralized material with insufficient drill spacing to qualify as proven and probable reserves; and mineralized material in close proximity to proven and probable reserves; (ii) around-mine exploration potential not immediately adjacent to existing reserves and mineralization, but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of current mineralized material and is comprised mainly of material outside of the immediate mine area; (iv) greenfield exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineralized material.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31, 2020 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value.
The Company generally elects to utilize the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit is higher than its fair value. If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed by determining the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company recognizes its pro rata share of goodwill and any subsequent goodwill impairment losses recorded by entities that are proportionately consolidated.

The estimated undiscounted cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; and the use of appropriate discount rates.
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
Investments
Management classifies investments at the acquisition date and re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The ability to exercise significant influence is typically presumed when the Company possesses 20% or more of the voting interests in the investee. The Company accounts for its investments in stock of other entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. Equity method investments are included in Investments.
Contributions made to equity method investees at times are in the form of loan agreements. Loans provided to equity method investees that are made based on the Company's proportionate ownership percentage are accounted for as “in-substance capital contributions” and are treated as an increase to the investment. Principal and interest payments received on loans treated as in-substance capital contributions are assessed under the cumulative earnings approach to determine if the distribution received represents a return on capital or a return of capital. Return on capital distributions are recorded as an operating cash flow whereas return of capital distributions are recorded as an investing cash flow. Loans provided to equity method investees that are not made on a proportionate basis are accounted for as a loan receivable and do not increase the investment. Principal payments received on loans

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
not treated as an in-substance capital contribution are accounted for as a reduction to the loan receivable and interest received is recorded as interest income.
The Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment. Declines in fair value that are deemed to be other-than-temporary are charged to Other Income, net.
Additionally, the Company has certain marketable equity and debt securities. Marketable equity securities are measured primarily at fair value with any changes in fair value recorded in Other income, net. Certain marketable equity securities are accounted for under the measurement alternative (cost less impairment, adjusted for any qualifying observable price changes) when fair value is not readily determinable. The Company accounts for its restricted marketable debt securities as available-for-sale securities. Unrealized gains and losses on available-for-sale ("AFS") investments, net of taxes, are reported as a component of Accumulated other comprehensive income (loss) in Total equity, unless an impairment is deemed to be credit-related. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet with a corresponding charge to Other Income, net.
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
Generally, if a metal expected to be mined represents more than 10% to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting is applied. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10% to 20% of the life of mine sales value, by-product accounting is applied. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Silver, lead and zinc are produced as co-products at Peñasquito. Copper is produced as a co-product at Boddington and was produced as a co-product at Phoenix until the formation of Nevada Gold Mines LLC (“NGM”) on July 1, 2019. Silver, lead, zinc and/or copper are produced as a by-product at all other Newmont sites.
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
The Company generally sells metal concentrate based on the monthly average market price for a future month, dependent on the relevant contract, following the month in which the delivery to the customer takes place. The amount of revenue recognized for concentrates is initially recorded on a provisional basis based on the forward prices for the estimated month of settlement and the Company’s estimated metal quantities based on assay data. The Company’s sales based on a provisional price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is primarily marked to market through Sales each period prior to final settlement. The Company also adjusts estimated metal quantities used in computing provisional sales using new information and assay data from the smelter as it is received (if any).
A provisional payment is generally due upon delivery of the concentrate to the customer. Final payment is due upon final settlement of price and quantity with the customer.
The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations and updated quantities between the date the sale is recorded and the date of final settlement. If a significant decline in metal prices occurs, or assay data results in a significant change in quantity between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to return a portion of the provisional payment received on the sale. Refer to Note 5 for additional information.
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
Certain categories of evidence carry more weight in the analysis than others based upon the extent to which the evidence may be objectively verified. The Company looks to the nature and severity of cumulative pretax losses (if any) in the current three-year period ending on the evaluation date, recent pretax losses and/or expectations of future pretax losses. Other factors considered in the determination of the probability of the realization of the deferred tax assets include, but are not limited to:
•Earnings history;
•Projected future financial and taxable income based upon existing reserves and long-term estimates of commodity prices;
•The duration of statutory carry forward periods;
•Prudent and feasible tax planning strategies readily available that may alter the timing of reversal of the temporary difference;
•Nature of temporary differences and predictability of reversal patterns of existing temporary differences; and
•The sensitivity of future forecasted results to commodity prices and other factors.
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
When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive income (loss) at the settlement date is deferred and reclassified to earnings, when the originally designated hedged transaction impacts earnings, unless the underlying hedge transaction becomes probable of not occurring, at which time related amounts in Accumulated other comprehensive income (loss) are reclassified to earnings immediately.
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
In June 2016, ASU No. 2016-13 was issued which, together with subsequent amendments, is included in Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses. The standard changes the measurement of credit losses for certain financial instruments from an “incurred loss” model to an “expected loss” model.
The Company adopted this standard on January 1, 2020 using the modified retrospective approach. Upon adoption, the Company recognized a cumulative-effect adjustment of $5 to the opening balance of retained earnings. The comparative information has not been adjusted and continues to be reported under the accounting standards in effect for those periods.
Under the expected loss model, the Company assesses each counterparty's ability to pay by conducting a credit review. The credit review considers our expected exposure, timing of payment, contract terms and conditions, and the counterparty's creditworthiness based on established credit ratings and financial position. The Company monitors ongoing credit exposure through review of counterparty balances against contract terms and due dates. Expected credit losses are estimated over the contractual life of the underlying instrument utilizing various measurement methods. These include discounted cash flow and probability-of-default methods.
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
Supplemental Guarantor Financial Statements
In March 2020, the Securities and Exchange Commission (“SEC”) finalized its proposed updates to Rule 3-10 within Regulation S-X, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (the “Rule”). The Rule simplifies the disclosure requirements for issuers and guarantors of securities that are registered or being registered under the Securities Act of 1933. The Rule also eliminates the requirement to disclose condensed consolidating financial information within the financial statements for qualifying entities and permits abbreviated disclosures of the guarantor/issuer relationship within Part II, Item 7, Management’s Discussion and Analysis. The Rule is effective on January 4, 2021 and voluntary compliance prior to the effective date is permitted. The Company adopted the Rule effective January 1, 2020 and, as such, no longer includes condensed consolidating financial information within Part II, Item 8, Financial Statements. Abbreviated

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
disclosures regarding the nature and relationship of debt guarantor/issuer relationships can now be found in Part II, Item 7, Management’s Discussion and Analysis under Liquidity and Capital Resources, Supplemental Guarantor Information.
Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules
Accounting for Equity Securities, Investments and Certain Forward Contracts and Options
In January 2020, ASU No. 2020-01 was issued which clarifies the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted. The Company has evaluated this guidance and does not expect it to have a material impact on the Consolidated Financial Statements or disclosures. The Company adopted the new guidance prospectively on January 1, 2021.
Effects of Reference Rate Reform
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. This guidance is effective for all entities and is to be adopted by December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is still completing its evaluation of the impact of ASU 2020-04 and plans to elect optional expedients as reference rate reform activities occur. The Company does not expect the guidance to have a material impact on the Consolidated Financial Statements or disclosures.
Financial Disclosures about Acquired and Disposed Businesses
In May 2020, the SEC finalized its proposed updates to Rule 3-05 within Regulation S-X, Financial statements of businesses acquired or to be acquired, Rule 3-14, Special instructions for real estate operations to be acquired; Article 11, Pro Forma Financial Information; and other related rules and forms (the “Rules”). The Rules include amendments, which among other things: revise significance tests used to determine disclosure requirements; require the financial statements of the acquired business to cover only up to the two most recent fiscal years; permit the use of, or reconciliation to, International Financial Reporting Standards as issued by the International Accounting Standards Board in certain circumstances; and amend certain pro forma financial information requirements. The Rules are effective on January 1, 2021 and voluntary compliance prior to the effective date is permitted. The adoption is not expected to have a material impact on the Consolidated Financial Statements or disclosures.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
In April 2020, the Company completed the analysis to assign fair values to all assets acquired and liabilities assumed. The following table summarizes the final purchase price allocation for the Newmont Goldcorp transaction:

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
(3)Goodwill attributable to the North America and South America reportable segments is $2,091 and $459, respectively. During the first quarter of 2020, the Company reclassified $84 of goodwill previously allocated to the Red Lake reporting unit, and included in Assets held for sale as of December 31, 2019, to other reporting units in the North America reportable segment as a result of refinements to deferred tax liability allocations during the first quarter that existed at the acquisition date. The Company disposed $47 of goodwill remaining at Red Lake on March 31, 2020 as part of the Red Lake Sale. See Note 10 for additional information.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Goldcorp acquisition occurred on January 1, 2018.

	Years Ended December 31,
	2019	2018
Sales	$10,468	$10,314
Net income (loss) (1)	$2,666	$(2,898)
____________________________
(1)Included in Net income (loss) attributable to Newmont stockholders is $260 of Newmont Goldcorp transaction and integration costs for the year ended December 31, 2019.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). In the second quarter of 2019, following the close of the Newmont Goldcorp transaction on April 18, 2019, and in anticipation of the formation of NGM effective July 1, 2019, the Company revised its operating segments and established the Nevada reportable segment to reflect certain changes in the financial information regularly reviewed by the CODM. The Company determined that its operations are organized into five geographic regions: North America, South America, Australia, Africa and Nevada, which also represent Newmont’s reportable and operating segments.
As a result of the Newmont Goldcorp transaction, the Company acquired the Red Lake, Musselwhite, Porcupine, Éléonore and Peñasquito mines, which are included in the North America reportable segment, and the Cerro Negro mine, which is included in the South America reportable segment. Additionally, the Company acquired interests in the Pueblo Viejo mine, the Norte Abierto project, the NuevaUnión project and the Alumbrera mine, which are all accounted for as equity method investments. The Company’s investment in the Pueblo Viejo mine is included in the South America reportable segment within Other South America. All other equity method investments are included in Corporate and other. Refer to Note 10 and 20 for additional information on sales of Red Lake and the investment in Alumbrera mine.
The Company’s Nevada reportable segment included the Carlin, Phoenix, Twin Creeks and Long Canyon mines (“existing Nevada mining operations”). On July 1, 2019, ("the effective date") the Company contributed its existing Nevada mining operations in exchange for a 38.5% ownership interest in Nevada Gold Mines (“NGM”). See Note 32 for further information.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2020
CC&V	$478	$245	$80	$15	$129	$755	$41
Red Lake (2)	67	45	2	1	20	—	4
Musselwhite	180	117	62	7	(40)	1,324	58
Porcupine	566	244	109	17	171	1,565	43
Éléonore	371	181	109	5	47	1,115	43
Peñasquito:
Gold	894	286	168
Silver	510	201	117
Lead	134	77	45
Zinc	348	221	121
Total Peñasquito	1,886	785	451	3	544	6,824	127
Other North America	—	—	27	8	(88)	100	2
North America	3,548	1,617	840	56	783	11,683	318

Yanacocha	593	345	123	12	(165)	1,832	111
Merian	822	328	102	11	375	993	42
Cerro Negro	404	166	139	4	8	2,139	49
Other South America	—	—	7	31	(57)	2,736	2
South America	1,819	839	371	58	161	7,700	204

Boddington:
Gold	1,221	579	102
Copper	155	107	19
Total Boddington	1,376	686	121	3	526	2,238	160
Tanami	871	251	102	16	442	1,095	212
Other Australia	—	—	7	16	448	59	8
Australia	2,247	937	230	35	1,416	3,392	380

Ahafo	853	375	145	22	278	2,224	120
Akyem	671	234	120	9	291	1,000	27
Other Africa	—	—	—	3	(12)	3	—
Africa	1,524	609	265	34	557	3,227	147

Nevada Gold Mines	2,359	1,012	579	42	700	7,753	241
Nevada	2,359	1,012	579	42	700	7,753	241

Corporate and Other	—	—	15	84	(474)	7,614	49
Consolidated	$11,497	$5,014	$2,300	$309	$3,143	$41,369	$1,339
____________________________
(1)Includes an increase in accrued capital expenditures of $37; consolidated capital expenditures on a cash basis were $1,302.
(2)On March 31, 2020, the Company sold Red Lake. Refer to Note 10 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2019
CC&V	$445	$290	$95	$13	$39	$770	$35
Red Lake (2)(3)	159	136	50	7	(47)	589	29
Musselwhite (2)(4)	7	13	28	7	(6)	1,301	60
Porcupine (2)	338	185	66	14	58	1,859	61
Éléonore (2)	378	214	80	8	65	1,323	55
Peñasquito: (2)
Gold	209	116	43
Silver	253	181	66
Lead	85	77	29
Zinc	143	129	55
Total Peñasquito	690	503	193	6	(58)	7,038	128
Other North America	—	—	22	5	(161)	4	8
North America	2,017	1,341	534	60	(110)	12,884	376

Yanacocha	735	400	113	24	83	1,803	185
Merian	734	297	93	11	331	990	56
Cerro Negro (2)	502	210	111	22	132	2,213	55
Other South America	—	—	12	40	(67)	2,809	1
South America	1,971	907	329	97	479	7,815	297

Boddington:
Gold	999	575	106
Copper	166	117	22
Total Boddington	1,165	692	128	3	330	2,148	78
Tanami	697	266	96	12	314	966	124
Kalgoorlie (3)	319	216	27	6	67	434	34
Other Australia	—	—	7	24	(32)	62	10
Australia	2,181	1,174	258	45	679	3,610	246

Ahafo	880	393	160	33	295	2,057	213
Akyem	585	235	150	14	176	993	33
Other Africa	—	—	—	6	(16)	3	—
Africa	1,465	628	310	53	455	3,053	246

Nevada Gold Mines	1,022	494	298	22	203	8,096	138
Carlin (5)	533	358	107	15	46	—	64
Phoenix: (5)
Gold	151	116	33
Copper	44	28	9
Total Phoenix	195	144	42	1	29	—	13
Twin Creeks (5)	230	113	31	5	89	—	30
Long Canyon (5)	126	36	36	12	40	—	7
Other Nevada (5)	—	—	2	8	(9)	—	5
Nevada	2,106	1,145	516	63	398	8,096	257

Corporate and Other	—	—	13	97	1,792	4,516	32
Consolidated	$9,740	$5,195	$1,960	$415	$3,693	$39,974	$1,454
____________________________
(1)Includes a decrease in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $1,463.
(2)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(3)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie and on March 31, 2020, the Company sold Red Lake. There were no operating results at Kalgoorlie for the year ended December 31, 2020. The assets and liabilities of these sites were classified as held for sale on the Consolidated Balance Sheet as of December 31, 2019. Refer to Note 10 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
(4)Costs applicable to sales are partially offset by insurance recoveries received during 2019. Refer to Note 11 for additional information.
(5)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019. Amounts include sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income(Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2018
CC&V	$450	$260	$83	$10	$89	$853	$29
Other North America	—	—	—	—	—	—	—
North America	450	260	83	10	89	853	29

Yanacocha	659	425	108	54	(6)	1,518	119
Merian	677	275	90	13	300	1,036	78
Other South America	—	—	14	34	(61)	1,640	1
South America	1,336	700	212	101	233	4,194	198

Boddington:
Gold	900	571	102
Copper	218	132	24
Total Boddington	1,118	703	126	—	293	2,113	57
Tanami	638	297	75	17	251	902	97
Kalgoorlie	410	232	24	10	170	402	22
Other Australia	—	—	6	12	(8)	72	6
Australia	2,166	1,232	231	39	706	3,489	182

Ahafo	553	323	105	17	99	1,869	264
Akyem	527	227	151	13	125	966	40
Other Africa	—	—	—	5	(13)	2	—
Africa	1,080	550	256	35	211	2,837	304

Carlin	1,173	782	220	34	79	2,242	153
Phoenix:
Gold	291	202	47
Copper	85	55	15
Total Phoenix	376	257	62	5	32	899	32
Twin Creeks	457	240	61	12	(146)	877	82
Long Canyon	215	72	76	23	44	1,008	11
Other Nevada	—	—	2	23	(54)	857	15
Nevada	2,221	1,351	421	97	(45)	5,883	293

Corporate and Other	—	—	12	68	(456)	3,459	13
Consolidated	$7,253	$4,093	$1,215	$350	$738	$20,715	$1,019
____________________________
(1)Includes a decrease in accrued capital expenditures of $13; consolidated capital expenditures on a cash basis were $1,032.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Long-lived assets, which primarily consist of Property, plant and mine development, net and non-current Stockpiles and ore on leach pads, were as follows:

	At December 31,
	2020	2019
United States	$7,631	$7,955
Mexico	5,032	5,332
Canada	3,557	3,740
Australia	2,923	2,693
Ghana	2,468	2,503
Argentina	1,562	1,624
Peru	2,148	2,177
Suriname	762	808
Other	—	1
	$26,083	$26,833

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following table presents the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2020
CC&V	$478	$—	$478
Red Lake (1)	67	—	67
Musselwhite	180	—	180
Porcupine	566	—	566
Éléonore	371	—	371
Peñasquito:
Gold	84	810	894
Silver (2)	—	510	510
Lead	—	134	134
Zinc	—	348	348
Total Peñasquito	84	1,802	1,886
North America	1,746	1,802	3,548

Yanacocha	592	1	593
Merian	822	—	822
Cerro Negro	404	—	404
South America	1,818	1	1,819

Boddington:
Gold	290	931	1,221
Copper	—	155	155
Total Boddington	290	1,086	1,376
Tanami	871	—	871
Australia	1,161	1,086	2,247

Ahafo	853	—	853
Akyem	671	—	671
Africa	1,524	—	1,524

Nevada Gold Mines	2,285	74	2,359
Nevada	2,285	74	2,359

Consolidated	$8,534	$2,963	$11,497
____________________________
(1)On March 31, 2020, the Company sold Red Lake. Refer to Note 10 for additional information.
(2)Silver sales from concentrate includes $67 related to non-cash amortization of the Silver streaming agreement liability.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2019
CC&V	$445	$—	$445
Red Lake (1)(3)	159	—	159
Musselwhite (1)	7	—	7
Porcupine (1)	338	—	338
Éléonore (1)	378	—	378
Peñasquito: (1)
Gold	17	192	209
Silver (2)	—	253	253
Lead	—	85	85
Zinc	—	143	143
Total Peñasquito	17	673	690
North America	1,344	673	2,017

Yanacocha	735	—	735
Merian	734	—	734
Cerro Negro (1)	502	—	502
South America	1,971	—	1,971

Boddington:
Gold	238	761	999
Copper	—	166	166
Total Boddington	238	927	1,165
Tanami	697	—	697
Kalgoorlie (3)	319	—	319
Australia	1,254	927	2,181

Ahafo	880	—	880
Akyem	585	—	585
Africa	1,465	—	1,465

Nevada Gold Mines	1,000	22	1,022
Carlin (4)	533	—	533
Phoenix: (4)
Gold	52	99	151
Copper	—	44	44
Total Phoenix	52	143	195
Twin Creeks (4)	230	—	230
Long Canyon (4)	126	—	126
Nevada	1,941	165	2,106

Consolidated	$7,975	$1,765	$9,740
____________________________
(1)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(2)Silver sales from concentrate includes $37 related to non-cash amortization of the Silver streaming agreement liability.
(3)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie and on March 31, 2020, the Company sold Red Lake. There were no operating results at Kalgoorlie for the year ended December 31, 2020. Refer to Note 10 for additional information.
(4)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2018
CC&V	$450	$—	$450
North America	450	—	450

Yanacocha	659	—	659
Merian	677	—	677
South America	1,336	—	1,336

Boddington:
Gold	243	657	900
Copper	—	218	218
Total Boddington	243	875	1,118
Tanami	638	—	638
Kalgoorlie	410	—	410
Australia	1,291	875	2,166

Ahafo	553	—	553
Akyem	527	—	527
Africa	1,080	—	1,080

Carlin	1,173	—	1,173
Phoenix:
Gold	127	164	291
Copper	—	85	85
Total Phoenix	127	249	376
Twin Creeks	457	—	457
Long Canyon	215	—	215
Nevada	1,972	249	2,221

Consolidated	$6,129	$1,124	$7,253

Trade Receivables
The following table details the receivables included within Trade receivables:

	At December 31, 2020	At December 31, 2019
Receivables from Sales:
Gold sales from doré production	$59	$27
Sales from concentrate and other production	390	346
Total receivables from Sales	$449	$373
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
The impact to Sales from revenue recognized due to the changes in pricing is an increase (decrease) of $80, $22 and $(9) for the years ended December 31, 2020, 2019, and 2018, respectively.
At December 31, 2020, Newmont had gold sales of 224,000 ounces priced at an average of $1,890 per ounce, copper sales of 12 million pounds priced at an average price of $3.52 per pound, silver sales of 4 million ounces priced at an average of $26.50 per ounce, lead sales of 25 million pounds priced at an average of $0.90 per pound, and zinc sales of 54 million pounds priced at an average of $1.24 per pound, subject to final pricing over the next several months.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Silver Streaming Agreement
As a part of the Newmont Goldcorp transaction, the Company assumed the Silver streaming agreement liability related to silver production from the Peñasquito mine in the North America segment. Pursuant to the agreement, the Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. Refer to Note 3 for further discussion of the valuation methodology and initial fair value. The Company’s policy is to amortize the liability into Sales each period using the units-of-production method. During the years ended December 31, 2020, 2019, and 2018, the Company amortized $67, $37, and $—, respectively, of the Silver streaming agreement liability into revenue. At December 31, 2020 and 2019, the value of the liability included in the Company’s Consolidated Balance Sheet was $1,060 and $1,127, respectively.
Revenue by Geographic Area
Newmont primarily conducts metal sales in U.S. dollars, and therefore Sales are not exposed to fluctuations in foreign currencies. Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2020	2019	2018
United Kingdom	$8,489	$7,980	$5,448
Korea	1,317	538	237
Germany	277	203	237
Mexico	277	190	—
Japan	244	172	105
Switzerland	243	120	677
Philippines	242	293	254
United States	97	78	52
Other (1)	311	166	243
	$11,497	$9,740	$7,253
____________________________
(1)Other includes $67, $37, and $— related to non-cash amortization of the Silver streaming agreement liability for the years ended December 31, 2020, 2019, and 2018, respectively.
Revenue by Major Customer
As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2020, sales to JPMorgan Chase were $2,775 (24%) and Standard Chartered were $2,737 (24%) of total gold sales. In 2019, sales to Standard Chartered were $2,907 (30%), JPMorgan Chase were $1,780 (18%), Toronto Dominion Bank were $1,204 (12%) of total gold sales. In 2018, sales to JPMorgan Chase were $2,295 (32%), Toronto Dominion Bank were $1,324 (18%) and Standard Chartered were $1,164 (16%) of total gold sales.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Reclamation and remediation expense consisted of:

	Years Ended December 31,
	2020	2019	2018
Reclamation adjustments and other	$180	$77	$33
Reclamation accretion	134	133	99
Total reclamation expense	314	210	132

Remediation adjustments and other	46	65	26
Remediation accretion	6	5	5
Total remediation expense	52	70	31
	$366	$280	$163
In 2020, reclamation adjustments primarily related to increased lime consumption and water treatment costs at inactive Yanacocha sites and an update of the project cost estimates at inactive Porcupine sites that resulted in increases of $152 and $16, respectively. In 2019, reclamation adjustments primarily related to updated water management costs at inactive Yanacocha sites and an update of the project cost estimates at Mule Canyon and Northumberland mine sites that resulted in increases of $62, $9 and $4, respectively. In 2018, reclamation adjustments primarily related to increased water management costs for operations no longer in production at Yanacocha of $14, a revision in the closure plan for Lone Tree, resulting in increased monitoring costs of $7, and increased water management costs of $9 for operations no longer in production at Carlin.
In 2020, remediation adjustments primarily related to project execution delays due to COVID-19 and updated project cost estimates at the Midnite mine and Dawn mill sites of $27 and other remediation project spend at other sites. In 2019, remediation adjustments primarily related to updated project cost estimates at the Midnite mine and Dawn mill sites and increased water management cost estimates at Con mine that resulted in increases of $36 and $9, respectively. In 2018, remediation adjustments related to updated assumptions for future water management costs at the Idarado remediation site, increased costs for project activities at the Woodcutters remediation site, and increased water management costs at the Resurrection remediation site that resulted in increases of $8, $2 and $2, respectively.
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation	Remediation	Total
Balance at January 1, 2019	$2,316	$279	$2,595
Additions, changes in estimates and other	287	46	333
Adjustment from the Newmont Goldcorp transaction	882	—	882
Net change from the formation of NGM	(49)	—	(49)
Obligations included within liabilities held for sale (1)	(153)	—	(153)
Other acquisitions and divestitures	(11)	—	(11)
Payments, net	(71)	(31)	(102)
Accretion expense	133	5	138
Balance at December 31, 2019	3,334	299	3,633
Additions, changes in estimates and other	312	33	345
Adjustment from the Newmont Goldcorp transaction	15	—	15
Payments, net	(76)	(25)	(101)
Accretion expense	134	6	140
Balance at December 31, 2020	$3,719	$313	$4,032
__________________________________________________________________________________________________________________________________________________________________________
(1)This represents the reclamation obligations at the Red Lake and Kalgoorlie mines which were classified as held for sale as of December 31, 2019. Refer to Note 10 for further information on the assets held for sale.
The current portion of reclamation liabilities was $164 and $125 at December 31, 2020 and 2019, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $50 and $44 at December 31, 2020 and 2019, respectively, and was included in Other current liabilities. At December 31, 2020 and 2019, $3,719 and $3,334, respectively, were accrued for reclamation obligations relating to operating and formerly operating properties.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At December 31, 2020 and 2019, $313 and $299, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 48% greater or 0% lower than the amount accrued at December 31, 2020. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
Included in Other non-current assets at December 31, 2020 and 2019 are $56 and $53 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at December 31, 2020, $48 was related to the Ahafo and Akyem mines in Ghana, Africa and $6 related to NGM in Nevada, United States and $2 was related to the Midnite mine and Dawn mill site in Washington, United States. Of the amounts at December 31, 2019, $47 was related to the Ahafo and Akyem mines in Ghana, Africa, $5 related to NGM in Nevada, United States and $1 was related to the Midnite mine and Dawn mill site in Washington, United States.
Included in Other non-current assets at December 31, 2020 and 2019 was $38 and $55, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at December 31, 2020, $14 is related to the Midnite mine and Dawn mill sites in Washington, United States and $24 is related to San Jose Reservoir. Of the amounts at December 31, 2019, $31 is related to the Midnite mine and Dawn mill sites in Washington, United States and $24 is related to San Jose Reservoir in Peru, South America.
Refer to Notes 25, 27 and 31 for further discussion of reclamation and remediation matters.
NOTE 7     CARE AND MAINTENANCE
Care and maintenance costs represent direct operating costs and depreciation and amortization costs incurred during the period the sites were temporarily placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic. The following table includes direct operating costs incurred and reported as Care and maintenance:

	Years Ended December 31,
	2020	2019	2018
Musselwhite	$28	$—	$—
Éléonore	26	—	—
Peñasquito	38	—	—
Yanacocha	27	—	—
Cerro Negro	56	—	—
Other South America	3	—	—
	$178	$—	$—
Additionally, for the year ended December 31, 2020, the Company recognized non-cash care and maintenance costs included in Depreciation and amortization of $7 at Musselwhite, $16 at Éléonore, $28 at Peñasquito, $7 at Yanacocha and $30 at Cerro Negro, respectively.
NOTE 8     IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

	Years Ended December 31,
	2020	2019	2018
North America	$25	$—	$—
South America	5	3	—
Australia	2	—	—
Africa	7	1	2
Nevada	8	—	366
Corporate and Other	2	1	1
	$49	$5	$369
Impairments relate to non-cash write-downs of various assets that are no longer in use.
In 2018, impairments related to certain exploration properties of $331 and Emigrant, within the Carlin complex, of $35, both reported in the Nevada segment. The Company determined that an impairment indicator existed at certain Nevada exploration properties, due to the Company’s decision to focus on advancing other projects, and at Emigrant, due to a change in the mine plan that resulted in a significant decrease in mine life. In addition to the impairment of long-lived assets at Emigrant, the Company also recorded an adjustment to the carrying value of the ore on leach pads resulting from the change in mine plan, impacting Costs applicable to sales and Depreciation and amortization in 2018 by $22 and $7, respectively.
As a result of the impairment indicators, recoverability tests were performed and the Company concluded the Property, plant and mine development, net at certain Nevada exploration properties and Emigrant was impaired. The Company measured the impairment at the Nevada exploration properties using the market approach. The Company measured the impairment at Emigrant by comparing

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
the total fair value of existing operations using the income approach. Refer to Note 19 for detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.
NOTE 9     OTHER EXPENSE, NET

	Years Ended December 31,
	2020	2019	2018
COVID-19 specific costs	$92	$—	$—
Settlement costs	58	5	10
Goldcorp transaction and integration costs	23	217	—
Restructuring and severance	18	7	10
Nevada JV transaction and implementation costs	—	30	—
Other	15	36	9
	$206	$295	$29
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred, including but not limited to contributions to the Newmont Global Community Support Fund, additional health screenings, incremental travel, security and employee related costs as well as various other incremental costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. The Company established the Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. For the year ended December 31, 2020, $11 was distributed from this fund.
Settlements. Settlement costs for the year ended December 31, 2020 primarily include costs related to the ecological tax obligation at Peñasquito in Mexico, mineral interest settlements at Ahafo and Akyem in Africa, the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru and other related costs. Settlement costs for the years ended December 31, 2019 and 2018 include legal and other settlements.
Goldcorp transaction and integration costs. Goldcorp transaction and integration costs for the year ended December 31, 2020 primarily include severance costs and consulting services related to integration activities. For the year ended December 31, 2019, Goldcorp transaction and integration costs primarily include integration activities and related investment banking and legal costs, severance, accelerated share award payments and consulting services.
Restructuring and severance. Restructuring and severance represents primarily severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs for the year ended December 31, 2019 primarily represent legal and hostile defense fees, investment banking fees and severance costs incurred related to the Nevada JV Agreement.
NOTE 10     GAIN ON ASSET AND INVESTMENT SALES, NET

	Years Ended December 31,
	2020	2019	2018
Sale of Kalgoorlie	$493	$—	$—
Sale of Continental	91	—	—
Sale of royalty interests	75	—	100
Sale of Red Lake	9	—	—
Gain on formation of MARA (1)	6	—	—
Other	3	30	—
	$677	$30	$100
__________________________________________________________________________________________________________________________________________________________________________
(1)Minera Agua Rica Alumbrera Limited ("MARA"). See discussion below.
Sale of Kalgoorlie. The Company entered into a binding agreement dated December 17, 2019, to sell its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020, and pursuant to the terms of the agreement, received proceeds of $800 in cash for its interests in Kalgoorlie. The proceeds were inclusive of a $25 payment, giving Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively the purchase of Newmont’s Kalgoorlie power business for fair market value. A portion of the payment attributable to the option is refundable to Northern Star if the power business is sold to another third party.

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
Sale of Continental. For further information related to the sale of investment holdings in Continental Gold, Inc. ("Continental") refer to Note 20.
Sale of royalty interests. In 2020, the Company completed the sale of certain royalty interests to Maverix Metals Inc. ("Maverix"), with a carrying value of $—, for cash consideration and additional equity ownership in Maverix. The Company received total consideration of $75 from Maverix, consisting of $15 in cash and $60 in equity (12 million common shares at $5.02 per share). In addition, the Company will receive up to $15 in contingent cash payments payable upon completion of certain milestones.
In 2018, the Company exchanged certain royalty interests carried at cost for cash consideration, an equity ownership in Maverix and warrants in Maverix.
Sale of Red Lake. The Company entered into a binding agreement dated November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31, 2020, and pursuant to the terms of the agreement, received total consideration of $429, including cash proceeds of $375, $15 towards working capital (received in cash in the second quarter of 2020), and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $42 at December 31, 2020. For further information, see Note 19. The proceeds are inclusive of transitional services support that was provided through October 31, 2020.
The assets and liabilities were classified as held for sale for the year ended December 31, 2019. At December 31, 2019, the Company included $589 and $191 of Assets held for sale and Liabilities held for sale, respectively, on the Consolidated Balance Sheet related to Red Lake.
Gain on formation of MARA. The Company contributed its 37.5% ownership interest in Alumbrera in exchange for 18.75% ownership interest in MARA. Refer to Note 20 for further information related to the contribution of investment holdings in Alumbrera.
NOTE 11     OTHER INCOME, NET

	Years Ended December 31,
	2020	2019	2018
Change in fair value of investments	$252	$166	$(50)
Impairment of investments	(93)	(2)	(42)
Pension settlements and curtailments	(92)	20	—
Charges from debt extinguishment	(77)	—	—
Foreign currency exchange, net	(73)	(7)	42
Interest	24	57	56
Insurance proceeds	—	38	25
Other	27	25	24
	$(32)	$297	$55
Change in fair value of investments. Change in fair value of investments primarily represents unrealized holding gains and losses related to the Company's investments in current and non-current marketable equity securities.
Impairment of investments. During the first quarter of 2020, the Company recognized an investment impairment for other-than-temporary declines in the value of TMAC Resources, Inc. ("TMAC"). In December 2018, the Company recognized investment impairments of $33 and $9 for other-than-temporary declines in value of an equity method investment and a cost method investment, respectively. Refer to Note 20 for additional information.
Pension settlements and curtailments. Pension settlements and curtailments primarily represents pension settlement charges due to lump sum payments to participants in 2020 and pension curtailments gains in 2019. For additional information regarding pension and other post-employment benefits, see Note 17.
Charges from debt extinguishment. In 2020, the Company recorded charges from debt extinguishment of $69 related to the debt tender offer of its Senior Notes due March 15, 2022 ("2022 Senior Notes"), its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”), and a loss of $8 related to the associated forward starting swaps, reclassified from Accumulated other comprehensive income (loss).
Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
timing of payments for employee-related benefits and other liabilities in Australia, Canada, Mexico, Peru, Argentina, Suriname and Ghana.
Insurance proceeds. In 2019, the Company received insurance proceeds of $125 associated with the Musselwhite fire that occurred during March of 2019 of which $38 was recorded as business interruption losses. Of the remaining amount, $41 was recognized as an offset to the abnormal costs applicable to sales and $46 was recorded as an offset to accounts receivable. In September 2018, the Company recorded business interruption insurance proceeds of $25 associated with the East wall slips that occurred in the first half of 2018 at Kalgoorlie.
NOTE 12     INCOME AND MINING TAXES
The Company’s Income and mining tax benefit (expense) consisted of:

	Years Ended December 31,
	2020	2019	2018
Current:
United States	$(35)	$2	$(18)
Foreign	(891)	(500)	(218)
	(926)	(498)	(236)
Deferred:
United States	72	(340)	(63)
Foreign	150	6	(87)
	222	(334)	(150)
	$(704)	$(832)	$(386)
The Company’s Income (loss) before income and mining tax and other items consisted of:

	Years Ended December 31,
	2020	2019	2018
United States	$631	$2,396	$(247)
Foreign	2,512	1,297	985
	$3,143	$3,693	$738
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2020		2019		2018
Income (loss) before income and mining tax and other items		$3,143		$3,693		$738

U.S. Federal statutory tax rate	21%	$(660)	21%	$(776)	21%	$(155)
Reconciling items:
Re-measurement due to the Tax Cuts and Jobs Act	—	—	—	—	(2)	14
Tax restructuring related to the Tax Cuts and Jobs Act	—	—	—	—	(5)	34
Percentage depletion	(2)	77	(1)	55	(7)	49
Change in valuation allowance on deferred tax assets	6	(186)	(8)	296	24	(175)
Rate differential for foreign earnings indefinitely reinvested	8	(268)	4	(140)	15	(111)
Mining and other taxes	5	(151)	2	(90)	9	(63)
Uncertain tax position reserve adjustment	(1)	21	2	(70)	(5)	34
Tax impact on sale of Kalgoorlie	(11)	353	—	—	—	—
Other	(4)	110	3	(107)	2	(13)
Income and mining tax benefit (expense)	22%	$(704)	23%	$(832)	52%	$(386)
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
Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2020	2019
Deferred income tax assets:
Property, plant and mine development	$996	$1,001
Inventory	62	71
Reclamation and remediation	892	771
Net operating losses, capital losses and tax credits	1,843	1,683
Investment in partnerships and subsidiaries	340	31
Employee-related benefits	162	123
Derivative instruments and unrealized loss on investments	25	85
Foreign Exchange and Financing Obligations	82	159
Silver Streaming Agreement	349	396
Other	112	224
	4,863	4,544
Valuation allowances	(3,418)	(3,112)
	$1,445	$1,432
Deferred income tax liabilities:
Property, plant and mine development	$(2,303)	$(2,629)
Inventory	(110)	(100)
Derivative instruments and unrealized gain on investments	(726)	(508)
Other	(42)	(53)
	(3,181)	(3,290)
Net deferred income tax assets (liabilities)	$(1,736)	$(1,858)
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
During 2020, the Company recorded additional valuation allowance of $186 to tax expense. There were additional valuation allowance increases related to other components of the financial statements of $120.
Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.
Tax Loss Carryforwards, Foreign Tax Credits, Canadian Tax Credits, and AMT Credits
At December 31, 2020 and 2019, the Company had (i) 1,726 and $1,754 of net operating loss carry forwards, respectively; and (ii) $659 and $658 of tax credit carry forwards, respectively. At December 31, 2020 and 2019, $502 and $504, respectively, of net operating loss carry forwards are attributable to the U.S., Australia and France for which current tax law provides no expiration period. The net operating loss carry forward in Canada of $905 will expire by 2040. The net operating loss carryforward in Argentina of $95 will expire in 2026. The net operating loss carryforward in Mexico of $155 will expire in 2030. The net operating loss carry forward in other countries is $69.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Tax credit carry forwards for 2020 and 2019 of $510 and $489, respectively, consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2031. Canadian tax credits for 2020 and 2019 of $149 and $134, respectively, consist of investment tax credits and minimum mining tax credits. Canadian investment tax credits of $86 will substantially expire by 2035 and the other Canadian tax credits of $63 do not expire.
Company’s Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

	2020	2019	2018
Total amount of gross unrecognized tax benefits at beginning of year	$326	$43	$68
Additions due to acquisition of Goldcorp	—	350	—
Additions (reductions) for tax positions of prior years	(33)	1	1
Additions for tax positions of current year	4	34	2
Reductions due to settlements with taxing authorities	(58)	(102)	(28)
Reductions due to lapse of statute of limitations	(2)	—	—
Total amount of gross unrecognized tax benefits at end of year	$237	$326	$43
At December 31, 2020, 2019 and 2018, $369, $459 and $11, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.
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
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is focused on reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $83 (including interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $25 payment to the ATO and lodged an Appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter. The Company reflects this payment as a receivable as it believes that it will ultimately prevail in this dispute. The Company continues to monitor the status of the ATO’s review which it expects to continue into 2021.
The Company and/or subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2014. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $100 and $150 in the next 12 months.
The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income and mining tax expense. At December 31, 2020 and 2019, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $146 and $166, respectively. During 2020, 2019, and 2018 the Company released $20, accrued $29, and released $17 of interest and penalties, respectively, through the Consolidated Statements of Operations.
Other
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13     EQUITY INCOME (LOSS) OF AFFILIATES

	Years Ended December 31,
	2020	2019	2018
Pueblo Viejo Mine (1)	$193	$124	$—
Alumbrera Mine (1)	(7)	(15)	—
Norte Abierto Project (1)	2	(2)	—
Maverix Metals Inc.	1	1	—
NuevaUnión Project (1)	1	1	—
Other	(1)	—	—
Minera La Zanja S.R.L.	—	(6)	(10)
Continental Gold, Inc.	—	(6)	—
TMAC Resources Inc.	—	(1)	(16)
Euronimba Ltd.	—	(1)	(7)
	$189	$95	$(33)
____________________________
(1)On April 18, 2019, as a part of the Newmont Goldcorp transaction, the Company acquired interests in the Pueblo Viejo mine, the Alumbrera mine, the Norte Abierto project and the NuevaUnión project.
Refer to Note 20 for additional information about the above equity method investments.
NOTE 14     DISCONTINUED OPERATIONS
The details of Net income (loss) from discontinued operations are set forth below:

	Years Ended December 31,
	2020	2019	2018
Holt royalty obligation and option	$137	$(84)	$57
Batu Hijau contingent consideration and other	26	12	4
Net income (loss) from discontinued operations	$163	$(72)	$61
The Holt Royalty Obligation and Option
Discontinued operations include a retained royalty obligation (“Holt royalty obligation”) to Royal Gold, Inc. for production on the Holt-McDermott property owned by Kirkland Lake Gold Ltd ("Kirkland"). The Holt royalty obligation equals 0.013% of net smelter returns multiplied by the quarterly average gold price, minus a 0.013% of net smelter returns. In 2020, the Company and Kirkland signed a Strategic Alliance Agreement (the “Kirkland Agreement”). As part of the Kirkland Agreement, the Company purchased an option (the “Holt option”) from Kirkland for the mining and mineral rights subject to the Holt royalty obligation for $75, effectively reducing the Holt royalty obligation to $—. If exercised, the Holt option will allow the Company to prevent Kirkland from mining minerals subject to the Holt royalty obligation.
At December 31, 2020 and 2019, the estimated fair value of the Holt royalty obligation was $— and $257, respectively. Changes to the estimated fair value resulting from periodic revaluations are recorded to Net income (loss) from discontinued operations, net of tax. For the years ended 2020, 2019 and 2018, the Company recorded a gain (loss) of $137, $(84) and $57, net of a tax benefit (expense) of $(37), $22 and $(15), respectively, related to the Holt royalty obligation. The Company paid $8, $10 and $10 for the years ended 2020, 2019 and 2018, respectively, related to the Holt royalty obligation. Refer to Note 19 for additional information on the Holt royalty obligation.
Batu Hijau Contingent Consideration
Consideration received by the Company in conjunction with the sale of PT Newmont Nusa Tenggara in 2016 included certain contingent payment provisions that were determined to be financial instruments that met the definition of a derivative, but do not qualify for hedge accounting, under ASC 815. For the years ended 2020, 2019 and 2018, the Company recorded a gain of $26, $12 and $4, net of a tax benefit (expense) of $(7), $(3) and $(1), respectively. See contingent consideration assets in Note 19 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATION

	Years Ended December 31,
	2020	2019	2018
Merian	$90	$78	$71
Yanacocha (1)	(128)	1	(32)
	$(38)	$79	$39
____________________________
(1)Included in Yanacocha is $(13), $— and $(1) gain (loss) attributable to the Contingently redeemable noncontrolling interest for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Newmont has a 51.35% ownership interest in Yanacocha, with 43.65% owned by Buenaventura and 5% owned by Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”). Under the terms of Sumitomo's acquisition of its 5% interest in 2018 for $48 in cash, Sumitomo has the option to require Yanacocha to repurchase the interest for $48 if the Yanacocha Sulfides project does not adequately progress by June 2022 or if the project is approved with an internal rate of return below a contractually agreed upon rate. Consequently, Sumitomo’s interest has been classified outside of permanent equity as Contingently redeemable noncontrolling interest on the Consolidated Balance Sheets. Under the terms of the sales agreement, the cash paid by Sumitomo at closing has been placed in escrow for repayment in the event the option is exercised. The Company continues to consolidate Yanacocha in its Consolidated Financial Statements under the voting interest model.
NOTE 16     NEWMONT EQUITY AND NET INCOME (LOSS) PER COMMON SHARE
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Years Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$2,666	$2,877	$280
Discontinued operations	163	(72)	61
	$2,829	$2,805	$341

Weighted average common shares (millions):
Basic	804	735	533
Effect of employee stock-based awards	2	2	2
Diluted	806	737	535

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$3.32	$3.92	$0.53
Discontinued operations	0.20	(0.10)	0.11
	$3.52	$3.82	$0.64
Diluted:
Continuing operations	$3.31	$3.91	$0.53
Discontinued operations	0.20	(0.10)	0.11
	$3.51	$3.81	$0.64
On April 18, 2019, the Company issued 285 million shares related to the Newmont Goldcorp transaction. For additional information related to the Newmont Goldcorp transaction, see Note 3.
During the years ended December 31, 2020, 2019 and 2018, the Company repurchased and retired approximately 10 million, 12 million and 2.7 million shares of its common stock for $521, $479 and $98, respectively. Approximately 0.7 million of the shares repurchased and retired in the year ended December 31, 2018 related to common stock that was held by participants in the Retirement Savings Plan of Newmont and Retirement Savings Plan for Hourly-Rated Employees of Newmont. During the years ended December 31, 2020, 2019 and 2018, the Company withheld 1.0 million, 1.4 million and 1.0 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards.
NOTE 17 EMPLOYEE-RELATED BENEFITS

	At December 31,
	2020	2019
Current:
Accrued payroll and withholding taxes	$334	$320
Peruvian workers’ participation and other bonuses	23	17
Other post-retirement benefit plans	6	6
Employee pension benefits	5	7
Accrued severance	4	1
Other employee-related payables	8	10
	$380	$361
Non-current:
Accrued severance	$252	$228
Employee pension benefits	126	115
Other post-retirement benefit plans	84	80
Other employee-related payables	31	25
	$493	$448
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2020 and 2019:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$1,267	$1,063	$86	$82
Plans acquired due to Goldcorp acquisition	—	49	—	4
Service cost	17	31	1	1
Interest cost	36	47	3	4
Actuarial loss (gain)	105	141	4	6
Settlement payments	(267)	—	—	—
Foreign currency exchange (gain) loss	1	1	—	—
Restructuring benefits	—	8	—	—
Curtailment loss (gain)	—	(11)	—	(7)
Amendments	—	(11)	—	—
Benefits paid	(42)	(51)	(4)	(4)
Projected benefit obligation at end of year	$1,117	$1,267	$6	$7
Accumulated benefit obligation	$1,095	$1,256	$90	$86
Change in fair value of assets:
Fair value of assets at beginning of year	$1,145	$909	$—	$—
Plans acquired due to Goldcorp acquisition	—	41	—	—
Actual return on plan assets	106	180	—	—
Employer contributions	43	65	4	4
Foreign currency exchange (gain) loss	1	1	—	—
Settlement payments	(267)	—	—	—
Benefits paid	(42)	(51)	(4)	(4)
Fair value of assets at end of year	$986	$1,145	$—	$—
Unfunded status, net	$131	$122	$90	$86
The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. As of December 31, 2020 and 2019, all pension benefit plans had accumulated benefit obligations in excess of the fair value of assets. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2021.
The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.
The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries. The Company utilized the Pri-2012 mortality tables and the MP-2019 generational projection scale to measure the pension and other post retirement obligations as of December 31, 2019. In October 2020, the Society of Actuaries released a new generational projection scale, MP-2020. The Company utilized the Pri-2012 mortality tables and the MP-2020 generational projection scales to measure the pension and other post retirement obligations as of December 31, 2020.
Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 2.77% and 3.49% at December 31, 2020 and 2019, respectively, based on the timing of future benefit payments.
Actuarial losses (gains) of $109 were recognized in the year ended December 31, 2020, primarily due to a decrease in discount rate from the prior year. Actuarial losses (gains) of $147 were recognized in the year ended December 31, 2019, primarily due to a decrease in the discount rate from the prior year.
Settlement accounting is required when annual lump sum payments exceed the annual interest and service costs for a plan and results in a remeasurement of the related pension benefit obligation and plan assets and the recognition of settlement charges in Other Income, net due to the acceleration of a portion of unrecognized actuarial losses. The lump sum payments were made primarily from the plan assets resulting in a pension settlement charge of $92 for the year ended December 31, 2020.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the net pension and other benefits amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Accrued employee benefit liability	$131	$122	$90	$86
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	(328)	(396)	6	10
Prior service credit	24	31	4	5
	(304)	(365)	10	15
Less: Income taxes	59	73	(2)	(4)
	$(245)	$(292)	$8	$11
The following table provides components of the Total benefit cost (credit), inclusive of the net periodic pension and other benefits costs (credits), for the years ended December 31:

	Pension Benefit Costs (Credits)			Other Benefit Costs (Credits)
	2020	2019	2018	2020	2019	2018
Pension benefit costs (credits), net (1);
Service cost	$17	$31	$31	$1	$1	$1
Interest cost	36	47	41	3	4	3
Expected return on plan assets	(61)	(66)	(68)	—	—	—
Amortization, net	29	22	32	(1)	(8)	(7)
Net periodic benefit cost (credit)	$21	$34	$36	$3	$(3)	$(3)
Settlement cost	92	—	—	—	—	—
(Gain) loss on curtailment	—	(10)	—	—	(18)	—
Restructuring (benefit) loss	—	8	—	—	—	—
Total benefit cost (credit)	$113	$32	$36	$3	$(21)	$(3)
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income, net.
The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Net loss (gain) (1)	$60	$2	$42	$4	$8	$(6)
Amortization, net	(29)	(22)	(32)	1	8	7
Accelerated prior service credit (cost) due to curtailment	—	12	—	—	11	—
Settlements	(92)	—	—	—	—	—
Total recognized in other comprehensive income (loss)	$(61)	$(8)	$10	$5	$27	$1
Total benefit cost (credit) and other comprehensive income (loss)	$52	$24	$46	$8	$6	$(2)
____________________________
(1)Includes curtailment gain of $—, $(13) and $— for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The significant assumptions used in measuring the Company’s Total benefit cost (credit) and other comprehensive income (loss) were discount rate and expected return on plan assets:

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate	3.49%	4.40%	3.77%	3.49%	4.40%	3.77%
Expected return on plan assets	6.75%	6.75%	7.25%	N/A	N/A	N/A
The expected long-term return on plan assets used for each period in the three years ended December 31, 2020 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2020, Newmont has estimated the expected long-term return on plan assets to be 6.75% which will be used in determining future net periodic benefit cost. The Company determines the long-term return on plan assets by considering the most recent capital market forecasts, the plans’ current asset allocation and the actual return on plan assets in comparison to the expected return on assets. The average actual return on plan assets during the 32 years ended December 31, 2020 approximated 8.47%.
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
The pension plans employ an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2020 and the actual asset allocation at December 31, 2020.

Asset Allocation	Target	Actual at December 31, 2020
U.S. equity investments	11%	11%
International equity investments	12%	12%
World equity fund (U.S. and International equity investments)	20%	20%
High yield fixed income investments	4%	4%
Fixed income investments	45%	43%
Cash equivalents	—%	1%
Other	8%	9%
The following table sets forth the Company’s pension plan assets measured at fair value at December 31, 2020 and 2019:

	Fair Value at December 31,
	2020	2019
Plan Assets:
Cash and cash equivalents	$5	$4
Commingled funds	981	1,141
	$986	$1,145
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
The assumed health care trend rate used to measure the expected cost of benefits is 6.00% in 2021 and decreases gradually each year to 5.00% in 2025, which is used thereafter.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Cash Flows
Benefit payments expected to be paid to pension plan participants are as follows: $62 in 2021, $64 in 2022, $67 in 2023, $67 in 2024, $67 in 2025 and $334 in total over the five years from 2026 through 2030. Benefit payments made to other benefit plan participants are expected to be as follows: $6 in 2021, $6 in 2022, $6 in 2023, $6 in 2024, $6 in 2025 and $26 in total over the five years from 2026 through 2030.
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
NOTE 18 STOCK-BASED COMPENSATION
The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include restricted stock units (“RSUs”) and performance leveraged stock units (“PSUs”). The Company issues new shares of common stock to satisfy option exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2020, 23,957,164 shares were authorized for future stock incentive plan awards.
Additionally, on April 18, 2019, in connection with the Newmont Goldcorp transaction, the Company exchanged certain equity settled Goldcorp share awards and Goldcorp stock options, and also assumed certain other cash-settled Goldcorp share awards.
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards are determined as a target percentage of base salary and, for eligible employees, are subject to a personal performance factor. For all RSU grants issued prior to February 2018, RSU awards vest over periods of three years or more, unless the employee becomes retirement eligible prior to the vesting date. If an employee becomes retirement eligible and retires prior to the vesting date, the remaining awards vest on a pro rata basis at the retirement date. Starting with the February 2018 grant, if the employee becomes retirement eligible at any point during the vesting period, the entire award is considered earned after the later of the one year service period from the grant date or the retirement eligible date. Prior to vesting, holders of RSUs do not have the right to vote the underlying shares; however, directors, executives and eligible employees accrue dividend equivalents on their RSUs, which are paid at the time the RSUs vest. The accrued dividend equivalents are not paid if RSUs are forfeited. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit.
Performance Stock Units
The Company grants PSUs to eligible executives, based upon relative shareholder return compared to a gold company peer group. The actual number of PSUs that vest are determined at the end of a three year performance period.
Employee Stock Options
Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were no options granted in 2020, 2019 or 2018. At December 31, 2019, there were 572,499 options outstanding and exercisable with a weighted average exercise price of $57.64. During 2020, 428,286 options were exercised and 95,257 options expired with weighted average exercise prices of $57.42 and $57.77, respectively. At December 31, 2020, there were 48,956 options outstanding and exercisable, at a weighted average exercise price of $59.64, with a weighted average remaining contractual life of 0.4 years.
Goldcorp Options
In connection with the Newmont Goldcorp transaction, the Company exchanged 3.6 million outstanding Goldcorp options (“Goldcorp options”) for 1.2 million Newmont options with the right to exercise each Newmont option for one share of Newmont common stock. At December 31, 2019, there were 1.1 million options outstanding and exercisable with a weighted average exercise price of $54.70. During 2020, 529,897 options were exercised with a weighted average exercise price of $50.54. No options expired in 2020. At December 31, 2020, there were 558,749 options outstanding and exercisable, at a weighted average exercise price of $58.64 and a weighted average remaining contractual life of 1.5 years.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Stock-Based Compensation Activity
A summary of the status and activity of non-vested RSUs and PSUs for the year ended December 31, 2020 is as follows:

	RSU		PSU
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	3,068,168	$35.51	1,953,797	$44.46
Granted	1,031,837	$52.35	693,714	$58.28
Vested	(1,588,319)	$36.21	(881,656)	$48.27
Forfeited	(338,315)	$40.50	(378,574)	$43.69
Non-vested at end of year	2,173,371	$42.22	1,387,281	$49.16
The total intrinsic value and fair value of RSUs that vested in 2020, 2019 and 2018 was $81, $60 and $46, respectively. The total intrinsic value and fair value of PSUs that vested in 2020, 2019 and 2018 was $42, $71 and $68, respectively.
Cash flows resulting from excess tax benefits are classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded $1, $3 and $3 in excess tax benefits for the years ended December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, there was $47 and $33 of unrecognized compensation costs related to the unvested RSUs and PSUs, respectively. This cost is expected to be recognized over a weighted average period of approximately 2 years.
The Company recognized stock-based compensation as follows:

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation:
Restricted stock units	$51	$68	$45
Performance leveraged stock units	21	29	31
Other (1)	12	24	—
	$84	$121	$76
____________________________
(1)Other includes Goldcorp phantom restricted share units and Goldcorp performance share units. These awards have a cash settlement provision. The Company recognizes the liability and expense for these awards ratably over the requisite service period giving effect to the adjusted fair value at the end of each reporting period.
NOTE 19 FAIR VALUE ACCOUNTING
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
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,540	$5,540	$—	$—
Restricted cash	108	108	—	—
Trade receivable from provisional concentrate sales, net	379	—	379	—
Marketable and other equity securities (Note 20) (1)	682	604	25	53
Restricted marketable debt securities (Note 20)	38	24	14	—
Contingent consideration assets	119	—	—	119
	$6,866	$6,276	$418	$172
Liabilities:
Debt (2)	$7,586	$—	$7,586	$—
Diesel derivative contracts	3	—	3	—
Cash-settled Goldcorp share awards	8	—	8	—
	$7,597	$—	$7,597	$—

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,243	$2,243	$—	$—
Restricted cash	106	106	—	—
Trade receivable from provisional concentrate sales, net	331	—	331	—
Marketable equity securities (Note 20) (1)	376	357	19	—
Marketable debt securities (Note 20)	39	—	—	39
Continental conversion option (Note 20)	51	—	51	—
Restricted marketable debt securities (Note 20)	54	23	31	—
Restricted other assets (Note 20)	1	1	—	—
Contingent consideration assets	38	—	—	38
	$3,239	$2,730	$432	$77
Liabilities:
Debt (2)	$7,068	$—	$7,068	$—
Diesel derivative contracts	1	—	1	—
Holt royalty obligation (Note 27)	257	—	—	257
Cash-settled Goldcorp share awards	12	—	12	—
	$7,338	$—	$7,081	$257
____________________________
(1)Marketable equity securities classified as Level 2 includes warrants reported in the Maverix equity method investment balance of $14 and $13 at December 31, 2020 and December 31, 2019, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $6,031 and $6,138 at December 31, 2020 and December 31, 2019, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
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
The Company’s marketable and other equity securities with readily determinable fair values are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities are calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s marketable and other equity securities without readily determinable fair values primarily consists of the Company’s ownership in MARA and warrants in publicly traded companies. The ownership in MARA is accounted for under the measurement alternative and is classified as a non-recurring Level 3 investment within the fair value hierarchy. Warrants are valued using a Black-Scholes model using quoted market prices in active markets of the underlying securities. As the contracts themselves are not traded on the exchange, these equity securities are classified within Level 2 of the fair value hierarchy.
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
During the third quarter, the Company purchased the Holt option from Kirkland, which resulted in a downward revision to future production scenarios of the Holt mine to nil. The Company has the right to exercise the Holt option and acquire ownership to the mineral interests subject to the Holt royalty obligation in the event Kirkland intends to resume operations at the Holt mine. Kirkland has the right to assume the Company’s Holt royalty obligation at any time, in which case the Holt option would terminate. The net effect of the Holt option structure is that Kirkland cannot resume operations and process minerals subject to the Holt royalty obligation unless it also assumes the obligation. The estimated fair value of the Holt royalty obligation was determined using a discounted cash flow model. The royalty obligation is classified within Level 3 of the fair value hierarchy. Refer to Note 14 for additional information on the Holt option.
The Company’s liability-classified stock-based compensation awards consist of cash-settled Goldcorp share awards which become payable in cash on the vesting date. These awards are valued each reporting period based on the quoted Newmont stock price. As the awards themselves are not traded on the exchange, they are classified within Level 2 of the fair value hierarchy.
The Company’s marketable debt securities consist of an unrestricted convertible debenture with Continental (the “Continental Convertible Debt”). The estimated fair value of the host debt instrument was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease of the Continental Convertible Debt. In March 2020, the Company completed the sale of its interest in Continental, which included the convertible debenture. Refer to Note 20 for further information.
The Continental conversion option is an embedded derivative in the Continental Convertible Debt agreement. It is valued using a Black-Scholes model using quoted market prices in active markets of the underlying security. As the option itself is not traded on the exchange, this instrument is classified within Level 2 of the fair value hierarchy. In March 2020, the Company completed the sale of its interest in Continental, which included the conversion option. Refer to Note 20 for further information.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2020 and December 31, 2019:

Description	At December 31, 2020	Valuation technique	Significant input	Range, point estimate or average
Marketable and other equity securities	$53	Discounted cash flow	Discount rate	9.50%
			Long-term gold price	$1,500
			Long-term copper price	$3.00
Contingent consideration assets	$119	Discounted cash flow	Discount rate (1)	4.53 - 9.19%
Holt royalty obligation (2)	$—	Discounted cash flow	Gold production scenarios (in 000's of ounces) (2)	—

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
____________________________
(1)The weighted average discount rate used to calculate the Company’s contingent consideration assets is 7.63%. Various other inputs including, but not limited to, metal prices, production profiles and new mineralization discoveries were considered in determining the fair value of the individual contingent consideration assets.
(2)Due to the purchase of the Holt option, production scenarios were reduced to zero. Refer to Note 14 for additional information.

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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Continental convertible debt(1)	Contingent consideration assets(2)	Total assets	Holt royalty obligation(3)	Total liabilities
Fair value at December 31, 2018	$—	$26	$26	$161	$161
Additions and settlements	33	—	33	(10)	(10)
Revaluation	6	12	18	106	106
Fair value at December 31, 2019	$39	$38	$77	$257	$257
Additions and settlements	—	39	39	(8)	(8)
Revaluation	1	42	43	(249)	(249)
Sales	(40)	—	(40)	—	—
Fair value at December 31, 2020	$—	$119	$119	$—	$—
____________________________
(1)In 2019, the unrealized gain (loss) of $4 related to changes in the fair value of the host debt is included in Other comprehensive income. The gain (loss) of $2 related to the debt discount amortization recognized is included in Other income, net. In 2020, the gain recognized on revaluation is included in Other comprehensive income (loss). The gain recognized on sale is included in Gain on asset and investment sales, net.
(2)In 2019, the gain (loss) recognized is included in Net income (loss) from discontinued operations. In 2020, additions of $39 relate to contingent consideration assets received from the sale of Red Lake. See Note 10 for additional information. The gain (loss) recognized on revaluation of $9 and $33 are included in Other income, net and Net income (loss) from discontinued operations, respectively.
(3)The gain (loss) recognized is included in Net income (loss) from discontinued operations.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 20 INVESTMENTS

	At December 31,
	2020	2019
Current:
Marketable equity securities	$290	$237

Non-current:
Marketable and other equity securities	$378	$126

Equity method investments:
Pueblo Viejo Mine (40.0%) (1)	$1,202	$1,230
NuevaUnión Project (50.0%) (1)	949	940
Norte Abierto Project (50.0%) (1)	493	478
Maverix Metals Inc. (29.9%)	160	93
TMAC Resources, Inc. (24.8%)	13	114
Other	2	—
Continental Gold, Inc. (—%) (2)	—	164
Alumbrera Mine (—%) (1)(3)	—	54
	2,819	3,073
	$3,197	$3,199

Non-current restricted investments: (4)
Marketable debt securities	$38	$54
Other assets	—	1
	$38	$55
____________________________
(1)On April 18, 2019, as a part of the Newmont Goldcorp transaction, the Company acquired interests in the Pueblo Viejo mine, the NuevaUnión project, the Norte Abierto project and the Alumbrera mine.
(2)During the first quarter of 2020, the Company sold its entire interest in Continental Gold, Inc. See below for more information.
(3)During the fourth quarter of 2020, the Company exchanged its entire interest in the Alumbrera mine for 18.75% ownership interest in MARA, accounted for under non-current Marketable and other equity securities. See below for more information.
(4)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 6.
Pueblo Viejo
The Pueblo Viejo mine is located in the Dominican Republic and commenced operations in September 2014. Barrick operates and holds the remaining interest in the mine. At December 31, 2020 the carrying value of Newmont’s equity investment in Pueblo Viejo was lower than the underlying net assets of its investment by $302. This basis difference is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine.
In June 2009, Goldcorp entered into a $400 shareholder loan agreement with Pueblo Viejo with a term of fifteen years. In April 2012, additional funding of $300 was issued to Pueblo Viejo with a term of twelve years. Both loans bear interest at 95% of LIBOR plus 2.95% which is compounded semi-annually in arrears on February 28 and August 31 of each year. The loans have no set repayment terms.
In November 2020, the Company and Barrick entered into an agreement with Pueblo Viejo to provide additional funding of up to $1,300 ($520 attributable to Newmont's 40% ownership interest) through a loan facility for the expansion of Pueblo Viejo's operations (“Loan Facility”). Under the terms of the agreement, the Company and Barrick will distribute funds based on their respective proportionate ownership interest in Pueblo Viejo. The Loan Facility bears interest at 95% of LIBOR plus 4.00% which is compounded semi-annually in arrears on February 28 and August 31 of each year. The Loan Facility will be provided in two tranches of $800 and $500, respectively. Unused proceeds under the first tranche will be available for use under the second tranche. The tranches mature February 28, 2032 and February 28, 2035, respectively.

As of December 31, 2020 and December 31, 2019, the Company had outstanding shareholder loans to Pueblo Viejo of $244 and $425, with accrued interest of $4 and $7, respectively, related to the Loan Facility and the existing shareholder loan facilities acquired in the Newmont Goldcorp transaction. All loans receivable and accrued interest are included in the Pueblo Viejo equity method investment.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
In September 2019, the Company and Barrick entered into a $70 revolving loan facility (“Revolving Facility”) to provide short-term financing to Pueblo Viejo. The Company will fund 40% of the borrowings based on its ownership interest in Pueblo Viejo. Under the terms of the Revolving Facility, borrowings earn interest at LIBOR plus 2.09% and expires on December 31, 2022. There were no borrowings outstanding under the Revolving Facility as of December 31, 2020 and December 31, 2019.
The Company purchases its portion (40.0%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $660 and $445 for the years ended December 31, 2020 and December 31, 2019, respectively. These purchases, net of subsequent sales, were included in Other income, net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of December 31, 2020 or December 31, 2019.
NuevaUnión
The NuevaUnión project is located in Chile and is currently under development. The project is jointly managed by Newmont and Teck Resources, who holds the remaining interest. At December 31, 2020 the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment by $67. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life beginning when commercial production is declared.
Norte Abierto
The Norte Abierto project is located in Chile and is currently under development. The project is jointly managed by Newmont and Barrick, who holds the remaining interest. As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. At December 31, 2020, there were $33 and $123 of deferred payments included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet, respectively. At December 31, 2019, there were $— and $154 of deferred payments included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet, respectively.
At December 31, 2020 the carrying value of Newmont’s equity investment in Norte Abierto was lower than the underlying net assets of its investment by $209. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life beginning when commercial production is declared.
Maverix Metals, Inc.
In October 2020, Newmont sold certain royalty interests with a carrying value of $— to Maverix for total consideration of $75 consisting of cash consideration of $15, 12 million common share units in Maverix with a fair value of $60, and cash contingent payments with a fair value of $— resulting in a gain of $75 recognized in Gain on asset and investment sales, net. Refer to Note 10 for additional information. As of December 31, 2020, Newmont holds 29.9% equity ownership in Maverix.
In June 2018, Newmont exchanged certain royalty interests for cash consideration of $17, and non-cash consideration comprised of 60 million common shares in Maverix and 10 million common share warrants in Maverix, with fair values upon closing of $78 and $5, respectively.
TMAC Resources, Inc.
In September 2018, Newmont participated in the TMAC offering acquiring approximately 6 million shares at a price of C$4.25 per share for $19, maintaining its approximate 28.6% ownership interest. Subsequent to participating in the 2018 TMAC offering, Newmont’s ownership interest decreased to 28% as of December 31, 2019, primarily due to Newmont not exercising its participation rights on private placements that occurred in 2019.
During the first quarter of 2020, the Company recorded a non-cash other-than-temporary impairment charge of $93, in Other income, net related to TMAC. The impairment charge was calculated using quoted market prices as of March 31, 2020.
During the second quarter of 2020, TMAC entered into an agreement to sell all of the company’s outstanding shares of TMAC to Shandong Gold Mining Co. Ltd ("Shandong"). TMAC shareholders approved the agreement and the transaction was pending regulatory approval, which was rejected in December 2020.

In January 2021, the original agreement to sell the Company's outstanding shares of TMAC was amended to replace the buyer from Shandong to Agnico Eagle Mines Ltd ("Agnico"). In February 2021, TMAC sold all of the company’s outstanding shares of TMAC to Agnico for cash consideration of $55. The carrying value of our investment in TMAC was $13 resulting in a gain of $42, which will be recognized in the first quarter of 2021 in Gain on asset and investment sales, net.
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
Alumbrera / Minera Agua Rica Alumbrera Limited
As a part of the Newmont Goldcorp transaction, the Company acquired 37.5% ownership interest in the Alumbrera mine, located in Argentina. Glencore International AG (“Glencore”) and Yamana Gold Inc. (“Yamana”) held the remaining 50% and 12.5% interest, respectively. In March 2019, the Company, Glencore, and Yamana entered into an Integration Agreement to combine the Agua Rica project, wholly owned by Yamana, with Alumbrera to form a new entity, MARA. In December 2020, the Integration Agreement was executed and the parties entered into a Joint Venture Agreement ("MARA JV Agreement") under which all parties fully contributed their ownership interest in Agua Rica and Alumbrera in exchange for ownership interest in MARA.
Pursuant to the terms of the MARA JV Agreement, the Company contributed its 37.5% ownership interest in Alumbrera in exchange for 18.75% ownership interest in MARA. Following the transaction, the Company no longer holds an investment in Alumbrera and the 18.75% ownership interest acquired in MARA is accounted for as a marketable equity security as of December 31, 2020. The carrying value of our investment in Alumbrera was $47 on the date of the exchange. The marketable equity security in MARA was recorded at $53, resulting in a gain of $6 recognized in Gain on asset and investment sales, net.
Other
In June 2018, Newmont sold $11 of restricted marketable debt securities as a result of remediation work completed at the Midnite Mine.
See Note 11 for discussion of investment impairments recognized during 2020, 2019 and 2018.
NOTE 21     INVENTORIES

	At December 31,
	2020	2019
Materials and supplies	$673	$655
In-process	148	189
Concentrate (1)	39	96
Precious metals (2)	103	74
	$963	$1,014
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
In 2020, the Company recorded write-downs of $2 and $1, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. The write-downs in 2020 related to CC&V.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 22     STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2020	2019
Current:
Stockpiles	$514	$493
Ore on leach pads	313	319
	$827	$812
Non-current:
Stockpiles	$1,446	$1,154
Ore on leach pads	259	330
	$1,705	$1,484
Total:
Stockpiles	$1,960	$1,647
Ore on leach pads	572	649
	$2,532	$2,296

	Stockpiles		Leach pads
	At December 31,		At December 31,
	2020	2019	2020	2019
Stockpiles and ore on leach pads:
CC&V	$19	$6	$226	$239
Musselwhite	1	53	—	—
Porcupine	12	2	—	—
Éléonore	1	1	—	—
Peñasquito	307	193	—	—
Yanacocha	37	55	151	181
Merian	29	45	—	—
Cerro Negro	4	—	—	—
Boddington	482	458	—	—
Tanami	7	4	—	—
Ahafo	422	403	—	—
Akyem	138	126	—	—
Nevada Gold Mines	501	301	195	229
	$1,960	$1,647	$572	$649
In 2020, the Company recorded write-downs of $42 and $22, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2020, $24 was related to Yanacocha and $40 to NGM.
In 2019, the Company recorded write-downs of $112 and $45, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2019, $15 is related to CC&V, $21 to Yanacocha, $22 to Boddington, $34 to Akyem, $18 to Nevada Gold Mines, $44 to Carlin and $3 to Twin Creeks. In July 2019, Carlin and Twin Creeks were contributed to NGM. See Note 1 for additional information.
In 2018, the Company recorded write-downs of $257 and $97, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2018, $7 were related to CC&V, $51 to Yanacocha, $46 to Ahafo, $56 to Akyem, $152 to Carlin and $42 to Twin Creeks.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 23     PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable Life (in years)	At December 31, 2020			At December 31, 2019
		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land		$195	$—	$195	$193	$—	$193
Facilities and equipment (1)	1-29	18,410	(9,628)	8,782	17,676	(8,385)	9,291
Mine development	1-25	4,429	(2,608)	1,821	4,073	(2,432)	1,641
Mineral interests	1-25	12,673	(1,664)	11,009	12,935	(873)	12,062
Construction-in-progress		2,474	—	2,474	2,089	—	2,089
		$38,181	$(13,900)	$24,281	$36,966	$(11,690)	$25,276
____________________________
(1)At December 31, 2020 and 2019, Facilities and equipment include finance lease right of use assets of $666 and $740, respectively.

	Depreciable Life (in years)	At December 31, 2020			At December 31, 2019
Mineral Interests		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Production stage	1-25	$8,324	$(1,664)	$6,660	$8,344	$(873)	$7,471
Development stage	(1)	1,106	—	1,106	1,106	—	1,106
Exploration stage	(1)	3,243	—	3,243	3,485	—	3,485
		$12,673	$(1,664)	$11,009	$12,935	$(873)	$12,062
____________________________
(1)These amounts are currently non-depreciable as these mineral interests have not reached production stage.
Construction-in-progress at December 31, 2020 of $2,474 included $212 at North America primarily related to construction at Peñasquito and CC&V, $1,476 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, Argentina and Suriname, $365 at Australia primarily related to Tanami Expansion 2 project and other infrastructure at Boddington, $275 at Africa primarily related to the Ahafo North project and other infrastructure at Ahafo and Akyem and $123 at Nevada primarily related to infrastructure at NGM. There have been no new costs capitalized during 2020 for the Conga project in South America, reported in Other South America.
Construction-in-progress at December 31, 2019 of $2,089 included $199 at North America primarily related to construction at Peñasquito and CC&V, $1,389 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, Argentina and Suriname, $141 at Australia primarily related to infrastructure at Tanami and Boddington, $249 at Africa primarily related to the Ahafo North project and other infrastructure at Akyem and $95 at Nevada primarily related to infrastructure at NGM. There have been no new costs capitalized during 2019 for the Conga project in South America, reported in Other South America.
NOTE 24     GOODWILL
Changes in the carrying amount of goodwill by reportable segment were as follows:

	North America	South America	Australia	Nevada	Total
Balance at December 31, 2018	$—	$—	$58	$—	$58
Additions due to Newmont Goldcorp transaction (1)	2,095	442	—	—	2,537
Additions due to formation of NGM (2)	—	—	—	268	268
Reclassifications to assets held for sale (3)	(131)	—	(58)	—	(189)
Balance at December 31, 2019	$1,964	$442	$—	$268	$2,674
Additions due to Newmont Goldcorp transaction (1)	80	17	—	—	97
Balance at December 31, 2020	$2,044	$459	$—	$268	$2,771
____________________________
(1)For further information regarding the Newmont Goldcorp transaction, refer to Note 3.
(2)For further information regarding the formation of NGM, refer to Note 32.
(3)For further information on the sale of Red Lake and Kalgoorlie, refer to Note 10.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 25     DEBT

	At December 31, 2020			At December 31, 2019
	Current	Non-Current	Fair Value (1)	Current	Non-Current	Fair Value (1)
2021 Senior Notes, net	$551	$—	$556	$—	$553	$562
2022 Senior Notes, net	—	491	512	—	988	1,026
2023 Senior Notes, net	—	418	441	—	1,012	1,050
2029 Senior Notes, net	—	689	770	—	688	700
2030 Senior Notes, net	—	984	1,060	—	—	—
2035 Senior Notes, net	—	576	886	—	575	794
2039 Senior Notes, net	—	859	1,344	—	859	1,180
2042 Senior Notes, net	—	985	1,375	—	985	1,188
2044 Senior Notes, net	—	482	642	—	483	568
Debt issuance costs on Corporate Revolving Credit Facilities	—	(4)	—	—	(5)	—
	$551	$5,480	$7,586	$—	$6,138	$7,068
____________________________
(1)The estimated fair value of these Senior Notes was determined by an independent third party pricing source and may or may not reflect the actual trading value of this debt.
All outstanding Senior Notes are unsecured and rank equally with one another.
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2021	$550
2022	492
2023	414
2024	—
2025	—
Thereafter	4,624
$6,080
Corporate Revolving Credit Facilities and Letters of Credit Facilities
On April 4, 2019, the Company entered into a $3,000 revolving credit facility (“New Credit Agreement”) with a syndicate of financial institutions that expires in April 2024. The New Credit Agreement provides for borrowings in U.S. dollars and contains a letter of credit sub-facility. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Borrowings under the facility bear interest at a market based rate plus a margin determined by our credit rating. The New Credit Agreement replaces the Company’s existing credit agreement dated as of May 20, 2011, as amended and restated as of May 25, 2017 (“Existing Credit Agreement”). At December 31, 2020, the Company had no borrowings outstanding under the facility. There was $72 and $60 outstanding on the letters of credit sub-facility at December 31, 2020 and 2019, respectively.
The Company had a $175 committed letter of credit facility that terminated in September 2020 and was replaced with a new $175 uncommitted letter of credit facility. The uncommitted letter of credit facility was entered into with BNP Paribas, New York Branch for a one-year period to support reclamation obligations. At December 31, 2020 and 2019, the Company had letters of credit outstanding in the amount of $100 and $170, respectively. None of these letters of credit have been drawn on for reclamation obligations as of December 31, 2020.

Prior to the closing of the Newmont Goldcorp transaction, Goldcorp held a series of letters of credit with various institutions, several of which represented guarantees for reclamation obligations. Newmont continues to hold these letters of credit. At December 31, 2020, the Company had letters of credit outstanding in the amount of $326 of which $286 represented guarantees for reclamation obligations. At December 31, 2019, the Company had letters of credit outstanding in the amount of $424 of which $353 represented guarantees for reclamation obligations. None of these letters of credit have been drawn on for reclamation obligations as of December 31, 2020.
2019 and 2039 Senior Notes
In September 2009, the Company completed a two part public offering of $900 and $1,100 uncollateralized Senior Notes maturing on October 1, 2019 and October 1, 2039, respectively. Net proceeds from the 2019 and 2039 Senior Notes were $895 and $1,080, respectively. The 2019 Senior Notes paid interest semi-annually at a rate of 5.125% per annum and the 2039 Senior Notes pay semi-annual interest of 6.25% per annum. In March 2016, the Company purchased approximately $226 of its 2039 Senior Notes

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
through a debt tender offer. The 2019 Senior Notes were paid off at maturity on October 1, 2019, primarily with the proceeds from the issuance of the 2029 Senior Notes. See below for additional information on the 2029 Senior Notes.
2021, 2023 and 2044 Senior Notes
Subsequent to closing of the Newmont Goldcorp transaction, the Company completed a like-for-like exchange for the majority of the outstanding notes issued by Goldcorp (“Existing Goldcorp notes”), with an aggregate principal amount of $2,000, for new notes issued by Newmont (the “New Newmont notes”) and nominal cash consideration. The New Newmont notes, issued on April 22, 2019, and the Existing Goldcorp notes that were not tendered for exchange, consisted of $472 and $78 of 3.625% notes due June 9, 2021, $810 and $190 of 3.70% notes due March 15, 2023 and $444 and $6 of 5.45% notes due June 9, 2044, respectively. Pursuant to registration rights issued with the New Newmont notes, the Company filed Form S-4 on June 28, 2019, which was declared effective on July 9, 2019. The exchange for the registered notes was completed on August 9, 2019. In 2020, the Company purchased approximately $487 and $99 of its 2023 Newmont Senior Notes and 2023 Goldcorp Senior Notes, respectively, through debt tender offers.
2022 and 2042 Senior Notes
In March 2012, the Company completed a two part public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively. Net proceeds from the 2022 and 2042 Senior Notes were $1,479 and $983, respectively. The 2022 Senior Notes pay interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.88% per annum. In November 2016, the Company purchased approximately $508 of its 2022 Senior Notes through a debt tender offer. In 2020, the Company purchased approximately $500 of its 2022 Senior Notes through debt tender offers.
2029 Senior Notes
In September 2019, the Company completed a public offering of $700 unsecured Senior Notes due October 1, 2029 (“2029 Senior Notes”). Net proceeds from the 2029 Senior Notes were $690. The 2029 Senior Notes pay interest semi-annually at a rate of 2.80% per annum. The proceeds from this issuance were primarily used to repay the 2019 Senior Notes on October 1, 2019.
2030 Senior Notes
In March 2020, the Company completed a public offering of $1,000 unsecured Senior Notes due October 1, 2030 (“2030 Senior Notes”). Net proceeds from the 2030 Senior Notes were $985. The 2030 Senior Notes pay interest semi-annually at a rate of 2.25% per annum. The proceeds from this issuance, supplemented with cash from the Company's balance sheet, were used to fund the debt tender offers of the 2022 Senior Notes, the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes in 2020.
2035 Senior Notes
In March 2005, Newmont issued uncollateralized Senior Notes with a principal amount of $600 due April 1, 2035 bearing an annual interest rate of 5.88%.
In 2019 the Company executed the First Supplemental Indenture whereby NGM, upon its formation, agreed to provide a full and unconditional guarantee of the 2035 Notes. After completion of a successful consent solicitation on August 23, 2019, the Company executed the Second Supplemental Indenture that released NGM from its guarantee of the 2035 Notes. The Second Supplemental Indenture also amended certain provisions of the 2035 Indenture to conform with the Company’s other outstanding indentures.
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
At December 31, 2020 and 2019, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 26     LEASE AND OTHER FINANCING OBLIGATIONS
The Company primarily has operating and finance leases for corporate and regional offices, processing facilities and mining equipment. These leases have a remaining lease term of less than 1 year to 37 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 1 year. Certain of our leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.
Total lease cost includes the following components:

	Years Ended December 31,
	2020	2019
Operating lease cost	$21	$22
Finance lease cost
Amortization of ROU assets	88	78
Interest on lease liabilities	37	34
	125	112
Variable lease cost	335	350
Short-term lease cost	24	46
	$505	$530
Rent expense for 2018 was $51.
Supplemental cash flow information related to leases includes the following:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$18	$27
Operating cash flows relating to finance leases	$31	$32
Financing cash flows relating to finance leases	$66	$55

Non-cash lease obligations arising from obtaining ROU assets: (1)
Operating leases	$76	$116
Finance leases	$16	$731
____________________________
(1)For the year-end December 31, 2019, operating and finance lease obligations assumed in relation to the Newmont Goldcorp transaction were $49 and $423, respectively, and operating and finance lease obligations assumed in relation to the formation of NGM were $11 and $1, respectively.
Information related to lease terms and discount rates is as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	10	11
Weighted average discount rate	3.87%	5.58%
Future minimum lease payments under non-cancellable leases as of December 31, 2020, were as follows:

	Operating Leases	Finance Leases
2021	$7	$104
2022	17	93
2023	13	86
2024	12	77
2025	10	40
Thereafter	72	526
Total future minimum lease payments	131	926
Less: Imputed interest	(23)	(255)
Total	$108	$671

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
As of December 31, 2020, the Company has additional financing leases that have not yet commenced. At commencement, the Company anticipates that these leases will result in additional ROU assets and lease liabilities of $31. The financing leases are anticipated to commence between 2021 and 2022 with lease terms of 7 years.
NOTE 27     OTHER LIABILITIES

	At December 31,
	2020	2019
Other current liabilities:
Accrued operating costs	$285	$210
Reclamation and remediation liabilities	214	169
Accrued capital expenditures	144	58
Payables to joint venture partners	94	75
Galore Creek deferred payments	73	—
Royalties	70	60
Silver streaming agreement	67	69
Accrued interest	61	60
Taxes other than income and mining	48	47
Norte Abierto deferred payments	33	—
Deposit on Kalgoorlie power business option	23	—
Operating leases	17	28
Holt royalty obligation(1)	—	14
Other	53	90
	$1,182	$880

Other non-current liabilities:
Income and mining taxes (2)	$382	$445
Norte Abierto deferred payments	123	154
Operating leases	91	47
Social development and community obligations	51	54
Galore Creek deferred payments	23	92
Holt royalty obligation(1)	—	243
Other	29	26
	$699	$1,061
____________________________
(1)See Note 14 for additional information on the Holt royalty obligation.
(2)Income and mining taxes at December 31, 2020 and December 31, 2019 includes unrecognized tax benefits, including penalties and interest of $367 and $445, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 28     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2018	$—	$118	$(262)	$(140)	$(284)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	5	1	(10)	20	16
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	(9)	12	3
Other comprehensive income (loss)	5	1	(19)	32	19
Balance at December 31, 2019	$5	$119	$(281)	$(108)	$(265)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	—	(2)	(51)	(4)	(57)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	(5)	—	95	16	106
Other comprehensive income (loss)	(5)	(2)	44	12	49
Balance at December 31, 2020	$—	$117	$(237)	$(96)	$(216)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Years Ended December 31,
	2020	2019	2018
Marketable debt securities adjustments:
Sale of marketable securities	$(5)	$—	$—	Gain on asset and investment sales, net
Total before tax	(5)	—	—
Tax	—	—	—
Net of tax	$(5)	$—	$—

Pension and other post-retirement benefit adjustments:
Amortization	$28	$14	$25	Other income, net
Curtailment	—	(23)	—	Other income, net
Settlement	92	—	—	Other income, net
Total before tax	120	(9)	25
Tax	(25)	—	(5)
Net of tax	$95	$(9)	$20

Hedge instruments adjustments:
Interest rate contracts	$17	$11	$10	Interest expense, net (1)
Operating cash flow hedges	2	3	6	Costs applicable to sales
Total before tax	19	14	16
Tax	(3)	(2)	(4)
Net of tax	$16	$12	$12
Total reclassifications for the period, net of tax	$106	$3	$32
____________________________
(1)During the year ended December 31, 2020, $8 was reclassified to Other income, net as a result of the tender offers. See Note 25 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 29     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Years Ended December 31,
	2020	2019	2018
Decrease (increase) in operating assets:
Trade and other receivables	$29	$(193)	$(109)
Inventories, stockpiles and ore on leach pads	(139)	(132)	(250)
Other assets	34	29	(49)
Increase (decrease) in operating liabilities:
Accounts payable	(50)	144	(73)
Reclamation and remediation liabilities	(101)	(102)	(72)
Other accrued liabilities	522	(55)	(190)
	$295	$(309)	$(743)

NOTE 30    SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2020	2019	2018
Income and mining taxes paid, net of refunds	$400	$437	$429
Interest paid, net of amounts capitalized	$261	$273	$188
Non-cash Investing Activities
Refer to Note 3 for non-cash information related to the Newmont Goldcorp transaction, Note 10 for non-cash information related to the sale of royalty interests to Maverix, the Company's investment in Alumbrera Mine and Red Lake, and Note 26 for non-cash information related to leases.
Non-cash Financing Activities
Dividends declared for the years ended December 31, 2020, 2019 and 2018 were $839, $895 and $301, respectively, of which $834, $889 and $301 had been paid as of December 31, 2020, 2019 and 2018, respectively. Differences are due to timing of payments.
Cash calls requested from noncontrolling interests for the years ended December 31, 2020, 2019 and 2018 were $110, $95 and $99, respectively, of which $112, $93 and $100 had been received as of December 31, 2020, 2019 and 2018, respectively. Differences are due to timing of receipts.
Distributions declared to noncontrolling interests for the years ended December 31, 2020, 2019 and 2018 were $198, $187 and $160, respectively, of which $197, $186 and $160 had been paid as of December 31, 2020, 2019 and 2018, respectively. Differences are due to timing of payments.
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
Environmental Matter
Refer to Note 6 for further information regarding reclamation and remediation. Refer to Item 3 regarding the Company's threshold under Item 103(c)(3)(iii) of Regulation S-K. Details about one significant matter are discussed below.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Dawn Mining Company LLC (“Dawn”) - 58.19% Newmont Owned
Midnite mine site and Dawn mill site. Dawn previously leased an open pit uranium mine, currently inactive, on the Spokane Indian Reservation in the State of Washington. The mine site is subject to regulation by agencies of the U.S. Department of Interior (the Bureau of Indian Affairs and the Bureau of Land Management), as well as the U.S. Environmental Protection Agency (“EPA”).
As per the Consent Decree approved by the U.S. District Court for the Eastern District of Washington on January 17, 2012, the following actions were required of Newmont, Dawn, the Department of the Interior and the EPA: (i) Newmont and Dawn would design, construct and implement the cleanup plan selected by the EPA in 2006 for the Midnite mine site; (ii) Newmont and Dawn would reimburse the EPA for its past costs associated with overseeing the work; (iii) the Department of the Interior would contribute a lump sum amount toward past EPA costs and future costs related to the cleanup of the Midnite mine site; (iv) Newmont and Dawn would be responsible for all future EPA oversight costs and Midnite mine site cleanup costs; and (v) Newmont would post a surety bond for work at the site.
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. Newmont managed the remediation project during the 2020 construction season, but due to the pandemic, activities were limited to those that could be done in compliance with COVID-19 restrictions.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $177 at December 31, 2020.
Other Legal Matters
Minera Yanacocha S.R.L. - 51.35% Newmont Owned
Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. From 2011 to the fourth quarter of 2020, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. The water authority that is in charge of supervising the proper water administration has also issued notices of alleged regulatory violations in previous years. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently active range from zero to 3,667 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001210 based on current exchange rates, with a total potential fine amount for outstanding matters of $— to $4.45. Yanacocha is responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.
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
Newmont Ghana Gold Limited and Newmont Golden Ridge Limited - 100% Newmont Owned
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
Goldcorp, Inc. - 100% Newmont Owned
Shareholder Action. On October 28, 2016 and February 14, 2017, separate proposed class actions were commenced in the Ontario Superior Court of Justice pursuant to the Class Proceedings Act (Ontario) against the Company and certain of its current and former officers. Both statement of claims alleged common law negligent misrepresentation in Goldcorp, Inc.’s public disclosure

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
concerning the Peñasquito mine and also pleaded an intention to seek leave from the Court to proceed with an allegation of statutory misrepresentation pursuant to the secondary market civil liability provisions under the Securities Act (Ontario). By a consent order, the latter lawsuit proceeded, and the former action has been stayed. The active lawsuit purports to be brought on behalf of persons who acquired Goldcorp Inc.’s securities in the secondary market during an alleged class period from October 30, 2014 to August 23, 2016. An amended complaint has been filed in the active lawsuit, which removes the individual defendants, and requests leave of the Court to pursue only the statutory cause of action. The Company intends to vigorously defend this matter, but cannot reasonably predict the outcome.
Mexico Tax Matters
Tax Reassessment from Mexican Tax Authority. During 2016, the Mexican Tax Authority issued reassessment notices to several of Goldcorp, Inc.’s Mexican subsidiaries. Topics under dispute generally involve transfer pricing, deductibility of mine stripping costs, and gain recognized on certain asset sales. The Company has made significant progress in reaching resolution with the Mexican Tax Authority on these matters. In the second quarter of 2019, a number of issues were settled, resulting in a $96 payment, which was fully accrued in the financial statements. In the first quarter of 2020, further settlement was reached for an immaterial amount, with dialogue continuing in an effort to resolve the outstanding reassessment. Additionally, the Company continues to work through several audits in which observation letters have been received from the Mexican Tax Authority. The outcome of the remaining disputes is not readily determinable but could have a material impact on the Company. The Company believes that its tax positions are valid and intends to vigorously defend its tax filing positions.
State of Zacatecas’ Ecological Tax. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Company’s Peñasquito mine may be subject to these taxes. Payments are due monthly in arrears with the first payment due on February 17, 2017. The Company believes that there is no legal basis for the taxes and filed legal claims challenging their constitutionality and legality on March 9, 2017. Other companies similarly situated also filed legal claims against the taxes. The Mexican federal government also filed a claim before the National Supreme Court against the State of Zacatecas challenging whether the State of Zacatecas had the constitutional authority to implement the taxes. On February 11, 2019, the National Supreme Court of Mexico ruled that the State of Zacatecas has the constitutional authority to implement environmental taxes, and that ruling was not subject to appeal. The Company’s case continued, and although there was an initial ruling in favor of the Company, this ruling was appealed by the local tax authorities. On October 15, 2019, the First Collegiate Circuit Court of the Auxiliary Center of the Eleventh Region reversed the favorable ruling (except with respect to one issue, which was affirmed in the Company’s favor). While the First Collegiate Circuit Court’s ruling is not subject to further appeal and the Company currently has no legal challenges active with the Mexican courts, it is not possible to precisely calculate the environmental taxes given that: (a) the legislation is broadly worded and despite the years of inquiries, the State of Zacatecas has not put forward any guidance on how the tax would be levied; and (b) certain claims by other companies similarly situated are still being resolved by the Supreme Court, the results of which may change the taxes payable by the Company. The Company, along with other companies in the State of Zacatecas, is continuing to meet with governmental authorities to understand how the environmental tax would be levied. In the last quarter of 2020, the Company recorded the amount of $24 related to the 2017 through 2020 tax years for the Zacatecas ecological tax. While it is not possible to fully predict the outcome of this matter, the Company and the Zacatecas government continue to meet regularly to review the technical basis of the tax calculations, and expect to have a mutually agreed formula in the next six to twelve months.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2020 and 2019, there were $1,807 and $1,924, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick of $156 and $154 as of December 31, 2020 and December 31, 2019, respectively, to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.
NOTE 32 NEVADA GOLD MINES TRANSACTIONS
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
Sales and Net income (loss) attributable to Newmont stockholders in the Consolidated Statement of Operations includes NGM revenue of $2,359 and $1,022 and NGM net income of $660 and $184 for the years ended December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020 and 2019, the Company billed NGM $8 and $10, respectively, for services provided under the transition services agreement.
In addition, the Company purchases gold from NGM for resale to third parties. Gold purchases from NGM totaled $2,293 and $1,002 for the years ended December 31, 2020 and 2019, respectively.
For the year ended December 31, 2019, the Company billed NGM $213 for services provided under the employee lease agreement. The leasing period expired on December 31, 2019.
Newmont's proportionate share of total amounts due to (from) NGM for gold and silver purchased, the transition services agreement services provided and CC&V toll milling were $94 as of December 31, 2020. Newmont's proportionate share of total amounts due to (from) NGM for gold and silver purchased, the transition services agreement services provided, employees leased to NGM and CC&V toll milling were $75 as of December 31, 2019. The CC&V toll milling agreement was extended in December 2020 and expires on December 31, 2022.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, the end for the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2020, the Company’s internal control over financial reporting was effective.
As permitted by the SEC Staff interpretive guidance for proportionately consolidated entities, the Company’s management excluded NGM from its assessment of internal control over financial reporting as of December 31, 2020, as management does not have the ability to dictate, modify or assess the controls at NGM. The Company has implemented internal controls over financial reporting for recognizing its proportionate share of the assets, liabilities, and operations of NGM. Refer to Part II, Item 8 "Financial Statements and Supplementary Data" for NGM's "Report of Independent Registered Public Accounting Firm" for Opinion on the Financial Statements and Internal Controls over Financial Reporting.
NGM represented 19% of the Company’s consolidated Total assets as of December 31, 2020, while its Sales comprised 21% of the Company’s consolidated sales and its Net income attributable to Newmont stockholders comprised 24% of the Company’s net income for the year ended December 31, 2020.
Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements as of December 31, 2020 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, as of December 31, 2020, which is included herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Newmont Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Newmont Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Newmont Corporation (the Company), based on our audit and the report of other auditors, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We did not examine the effectiveness of internal control over financial reporting of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect total assets, sales and net income constituting 19%, 21%, and 24%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. The effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, the related notes and financial statement schedule in Item 15(a)(2) and our report dated February 18, 2021 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.

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

/s/ Ernst & Young LLP

Denver, Colorado
February 18, 2021

ITEM 9B.       OTHER INFORMATION
Departure of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 13, 2021, Mr. Randy Engel, Executive Vice President, Strategic Development, notified the Company of his decision to retire on April 4, 2021 after 27 years of dedicated service to the Company. In lieu of a three-year equity long term incentive grant on February 22, 2021 with an approximate value of $2,000,000, Mr. Engel will receive a cash payment of $100,000 representing the approximate pro-rata portion of the 2021 long term incentive grant to which Mr. Engel is entitled according to the retirement provisions of the Company’s long term incentive programs. Mr. Engel is voluntarily retiring with eligibility under the disclosed retirement programs of the Company, and he will not receive additional pay or benefits beyond those programs. The Company extends its deepest thanks to Mr. Engel for his significant contributions over the course of his meaningful career with the Company.

On February 17, 2021, following review of market compensation and individual performance, the Company’s Board of Directors approved 2021 target equity long term incentives for Mr. Tom Palmer, President and Chief Executive Officer, of $8,050,000, payable in future years according to the terms of the Company’s long term incentive programs.

On February 17, 2021, following review of market compensation and individual performance, the Company’s Leadership Development and Compensation Committee of the Board of Directors approved an annual base salary for Mr. Rob Atkinson, Executive Vice President and Chief Operating Officer, of $800,000, effective March 1, 2021, and annual target equity long term incentives of $3,000,000. The long term incentives are payable in future years according to the terms of the Company’s long term incentive programs.

PART III
ITEM 10.       INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Information concerning Newmont’s executive officers, as of December 31, 2020, is set forth below:

Name	Age	Office
Thomas R. Palmer	53	President and Chief Executive Officer
Rob Atkinson	50	Executive Vice President and Chief Operating Officer
Nancy K. Buese	50	Executive Vice President and Chief Financial Officer
Jennifer Cmil	50	Executive Vice President, Human Resources
Randy Engel	54	Executive Vice President, Strategic Development
Dean Gehring	52	Executive Vice President and Chief Technology Officer
Stephen P. Gottesfeld	53	Executive Vice President and Chief Sustainability & External Affairs Officer
Nancy Lipson	50	Executive Vice President and General Counsel
John W. Kitlen	56	Vice President, Controller and Chief Accounting Officer
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
Mr. Gehring was elected as Executive Vice President and Chief Technology Officer in June 2019 after serving as Regional Senior Vice President, South America since June 2017. Prior to joining Newmont, Mr. Gehring spent 14 years with Rio Tinto in a variety of executive roles including President and Chief Executive Officer of Rio Tinto Minerals from October 2014 to October 2016. Prior roles also included Global Head of Safety and Security and General Manager of Resource Development for the Oyu Tolgoi mine in Mongolia. He previously worked as Manager of Technical Services at Freeport’s Grasberg mine and held various operational and technical roles with BHP Billiton prior that.

Mr. Gottesfeld was elected as Executive Vice President and Chief Sustainability & External Affairs Officer in June 2019 after having served as Executive Vice President and General Counsel since March 2015. Prior to that he served as Executive Vice President, General Counsel and Corporate Secretary since February 2013. He previously served as Senior Vice President, General Counsel and Corporate Secretary since February 2012 and Vice President and General Counsel since January 2010. Mr. Gottesfeld was Vice President, Communications and Public Affairs from 2006 to 2010. Mr. Gottesfeld was Newmont's Associate General Counsel from 2004 to 2006, responsible for Newmont's Latin American, African and Central Asian legal affairs. From 2002 to 2004, Mr. Gottesfeld was Newmont's Associate General Counsel and General Manager of Newmont Peru S.R.L., working in Lima, Peru. From 1997 to 2001, Mr. Gottesfeld served in various roles, including as Assistant General Counsel and Senior Counsel.
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
ITEM 11.       EXECUTIVE COMPENSATION
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth at December 31, 2020 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b) (1)	(c)
Equity compensation plans approved by security holders (2)	4,410,140	(3)	58.72	23,957,164	(4)
Equity compensation plans not approved by security holders	—		N/A	—
____________________________
(1)The weighted average exercise price includes both Employee Stock Options and Goldcorp Options. It does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units or strategic stock units.
(2)Newmont’s 2020 Stock Incentive Plan was approved by the stockholders on April 21, 2020. A maximum of 20,000,000 shares of Newmont's Common Stock, plus up to 3,644,782 shares available for grant under the 2013 Incentive Plan as of May 1, 2020, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 23,957,164 shares registered and available to grant under the 2020 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.
(3)This balance includes outstanding Goldcorp RSUs exchanged for Newmont awards (“Substitute Awards”) upon acquisition. These Substitute Awards do not count against Newmont’s plan balance pursuant to paragraphs 2(ww) and 4(b) (vi) of Newmont’s 2020 Stock Incentive Plan.
(4)Securities remaining available for future issuance under the 2020 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans. This balance does not include the Substitute Awards, as they are excluded from Newmont’s plan balance pursuant to paragraphs 2(ww) and 4(b)(vi) of Newmont’s 2020 Stock Incentive Compensation Plan.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2021 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2021 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
(a)Financial Statements
(1)The Consolidated Financial Statements, together with the reports of the independent auditors thereon dated February 18, 2021, are included as part of Item 8, Financial Statements and Supplementary Data.
(2)Financial Statement Schedules:
Included on page SCH-1 is Schedule II - Valuation and Qualifying Accounts.
(3)Exhibits:

Exhibit Number		Description

2.1	-
KCGM Share Sale Deed, dated as of December 17, 2019, between Newmont Goldcorp Australia Pty Ltd and Northern Star Resources Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2019.

2.2**	-
Arrangement Agreement, dated as of January 14, 2019, by and among Registrant and Goldcorp Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2019.

2.3	-
First Amendment to Arrangement Agreement, dated as of February 19, 2019, by and among Registrant and Goldcorp Inc. Incorporated by reference to Exhibit 2.5 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

2.4**	-
Implementation Agreement, dated as of March 10, 2019, between Barrick Gold Corporation and Registrant. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 12, 2019.

2.5	-
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

3.3	-
By-Laws of the Registrant amended and restated as of January 6, 2020. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2020.

4.1	-
Indenture, dated as of March 22, 2005, among Registrant, Newmont USA Limited and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4.2	-
First Supplemental Indenture, dated as of July 1, 2019, among Registrant, Newmont USA Limited, Nevada Gold Mines LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

4.3	-
Second Supplemental Indenture, dated as of August 23, 2019, among Registrant, Newmont USA Limited and the Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2019.

4.4	-
Base Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.

4.5	-
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

4.6	-
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

4.7	-
Third Supplemental Indenture, dated as of September 16, 2019, among Registrant, Newmont USA Limited and the Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2019.

4.8	-
Fourth Supplemental Indenture, dated as of March 18, 2020, among the Company, The Guarantor and the Trustee. Incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 18, 2020.

4.9	-
Form of 2.250% Notes due 2030 (included as Exhibit A of Exhibit 4.8). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2020.

4.10	-
Form of Guaranty for the 2.250% Notes due 2030 (included as Exhibit A of Exhibit 4.2). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2020.

4.11	-
Indenture, dated as of April 22, 2019, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.12	-	Description of Securities of Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed herewith.

10.1*	-
2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.2*	-	2013 Stock Incentive Plan. Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 7, 2013.

10.3*	-	2020 Stock Incentive Plan. Incorporated by reference to Annex A of Registrant's Schedule 14A filed with the Securities and Exchange Commission on March 6, 2020.

10.4*	-
Form of Award Agreement used for Executive Officers to grant stock options pursuant to Registrant’s 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.5*	-
Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.6*	-
Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.7*	-
Form of Global 2018 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.8*	-
Form of Global 2019 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.16 of Registrants Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020.

10.9*	-
Offer of Director Stock Units to Australian Resident Directors regarding the grant of Director Stock Units under the Registrant’s 2013 Stock Incentive Plan to eligible Australian resident directors of Registrant. Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.10*	-
Form of Global 2020 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

10.11*	-
Form of Global 2020 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrants Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on July 30, 2020.

10.12*	-
2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to E. Randall Engel, dated February 22, 2016. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016.

10.13*	-
2016 Restricted Stock Unit Agreement for supplemental restricted stock unit award to Stephen P. Gottesfeld, dated February 22, 2016. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on April 20, 2016.

10.14*	-
2018 Form of Award Agreement used for Executive Officers to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.15*	-
2018 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.16*	-
2019 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the period ending March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019.

10.17*	-
2019 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ending March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019.

10.18*	-
2020 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ending March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

10.19*	-
2020 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 Registrant's Form 10-Q 2020 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 Registrant's Form 10-Q for the period ending March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020. the period ending March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

10.20*	-
2020 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ending June 30, 2020, filed with the Securities and Exchange Commission on July 20, 2020.

10.21*	-
2020 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the period ending June 30, 2020, filed with the Securities and Exchange Commission on July 20, 2020.

10.22*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2018. Incorporated by reference to Exhibit 10-1 to the Registrant’s Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018.

10.23*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2019. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on July 25, 2019.

10.24*	-
Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2019. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on November 5, 2019.

10.25*
Senior Executive Compensation Program of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.26*
Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2020. Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.27*	-
Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2018. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018.

10.28*	-
Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2019. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on July 25, 2019.

10.29*	-
Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2020. Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.30*	-
Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.31*	-
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

10.32*	-
Amendment Three to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.33*	-
Form of Waiver and Release Agreement to the December 31, 2008 Executive Change of Control Plan of Newmont USA Limited, a wholly owned subsidiary of Registrant, effective December 31, 2017. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.34*
Amendment Four to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.35*	-
2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.36*
Amendment One to the 2012 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.37*	-
2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.38*	-
Amendment One to the Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.69 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.39*	-
Amendment Two to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015.

10.40*	-
Amendment Three to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.41*	-	Goldcorp Inc. Amended and Restated 2005 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 14, 2019.

10.42	-
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

10.43	-
2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.44	-
2015 Investment Agreement between the Republic of Ghana and Newmont Golden Ridge Limited. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.45	-
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

10.46	-
Amended and Restated Limited Liability Company Agreement of Nevada Gold Mines LLC, dated July 1, 2019, among Barrick Gold Corporation, Barrick Nevada Holding LLC, Registrant, Newmont USA Limited and Nevada Gold Mines LLC. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

21	-	Subsidiaries of Newmont Corporation, filed herewith.

22	-	Guarantor Subsidiary of Newmont Corporation. Incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

23.1	-	Consent of Ernst & Young LLP, filed herewith.

23.2	-	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	-	Power of Attorney, filed herewith.

31.1	-
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

*These exhibits relate to executive compensation plans and arrangements.
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
Nancy Lipson Executive Vice President and General Counsel
February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2021.

Signature	Title

*	President, Chief Executive Officer and Director
Thomas R. Palmer	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Nancy K. Buese	(Principal Financial Officer)

*	Vice President, Controller and Chief Accounting Officer
John W. Kitlen	(Principal Accounting Officer)

Gregory H. Boyce*	Vice Chair

Bruce R. Brook*	Director

Maura J. Clark*	Director

Matthew Coon Come*	Director

Noreen Doyle*	Non-Executive Chair

Veronica M. Hagen*	Director

René Médori*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

Susan N. Story*	Director

*By:	/s/ NANCY LIPSON
Nancy Lipson Attorney-in-Fact

SCH- 1

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$3,112	$2,994	$2,815
Additions due to acquisition of Goldcorp	86	521	—
Additions to deferred income tax expense	372	97	200
Reduction of deferred income tax expense	(186)	(392)	(54)
Re-classification to Assets Held for Sale	—	(371)	—
Additions reflected in other components of the financial statements	34	263	—
Additions due to Tax Cuts and Jobs Act	—	—	79
Reduction due to Tax Cuts and Jobs Act	—	—	(46)
Balance at end of year	$3,418	$3,112	$2,994
Refer to Note 12 of the Consolidated Financial Statements for additional information.
SCH- 2