Form 10-Q
period 2021-03-31
NEWMONT Corp /DE/
filed 2021-04-29
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 801,161,942 shares of common stock outstanding on April 22, 2021.

NEWMONT CORPORATION
FIRST QUARTER 2021 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2021	2020
Financial Results:
Sales	$2,872	$2,581
Gold	$2,482	$2,321
Copper	$52	$21
Silver	$168	$123
Lead	$44	$39
Zinc	$126	$77
Costs applicable to sales (1)	$1,247	$1,332
Gold	$1,065	$1,140
Copper	$27	$25
Silver	$75	$68
Lead	$19	$26
Zinc	$61	$73
Net income (loss) from continuing operations	$558	$839
Net income (loss)	$579	$824
Net income (loss) from continuing operations attributable to Newmont stockholders	$538	$837
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.67	$1.04
Net income (loss) attributable to Newmont stockholders	$0.70	$1.02
Adjusted net income (loss) (2)	$594	$326
Adjusted net income (loss) per share, diluted (2)	$0.74	$0.40
Earnings before interest, taxes and depreciation and amortization (2)	$1,370	$1,426
Adjusted earnings before interest, taxes and depreciation and amortization(2)	$1,457	$1,118
Net cash provided by (used in) operating activities of continuing operations	$841	$939
Free Cash Flow (2)	$442	$611
Cash dividends paid per common share in the period ended March 31	$0.55	$0.14
Cash dividends declared per common share for the period ended March 31	$0.55	$0.25
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
FIRST QUARTER 2021 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2021	2020
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,422	1,476
Sold	1,417	1,460
Attributable gold ounces (thousands):
Produced (1)	1,455	1,479
Sold (2)	1,361	1,369
Consolidated and attributable gold equivalent ounces - other metals (thousands): (5)
Produced	317	339
Sold	327	319
Consolidated and attributable - other metals:
Produced copper (million pounds)	14	13
Sold copper (million pounds)	12	13
Produced silver (thousand ounces)	8,162	9,497
Sold silver (thousand ounces)	8,531	8,678
Produced lead (million pounds)	50	62
Sold lead (million pounds)	50	60
Produced zinc (million pounds)	111	135
Sold zinc (million pounds)	119	124
Average realized price:
Gold (per ounce)	$1,751	$1,591
Copper (per pound)	$4.20	$1.56
Silver (per ounce)	$19.73	$14.13
Lead (per pound)	$0.88	$0.64
Zinc (per pound)	$1.06	$0.62
Consolidated costs applicable to sales: (3)(4)
Gold (per ounce)	$752	$781
Gold equivalent ounces - other metals (per ounce) (5)	$555	$602
All-in sustaining costs: (4)
Gold (per ounce)	$1,039	$1,030
Gold equivalent ounces - other metals (per ounce) (5)	$819	$860
____________________________
(1)Attributable gold ounces produced includes 91 and 95 thousand ounces for the three months ended March 31, 2021 and 2020, respectively, related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
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
(4)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(5)For the definition of gold equivalent ounces see “Results of Consolidated Operations" within Part I, Item 2, Management's Discussion and Analysis.

First Quarter 2021 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $538 or $0.67 per diluted share, a decrease of $299 from the prior-year quarter primarily due to lower Gain on asset and investment sales, net in 2021 due to the sales of Kalgoorlie, Continental Gold, Inc. and Red Lake in 2020, higher income tax expense and lower sales volumes in 2021, partially offset by higher realized metal prices in 2021 and the impairment charge of TMAC Resources, Inc. and charges from debt extinguishment in 2020.
•Adjusted net income: Delivered Adjusted net income of $594 or $0.74 per diluted share, an increase of $0.34 from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $1,457 in Adjusted EBITDA, an increase of 30% from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $841 for the three months ended March 31, 2021 and free cash flow of $442 (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Portfolio improvements: Entered into a binding agreement to acquire the remaining 85.1% ownership in GT Gold Corp ("GT Gold"), expected to be completed in the second quarter.
•Attributable production: Produced 1.5 million attributable ounces of gold and 317 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $5.5 billion of consolidated cash and approximately $8.5 billion of liquidity.
Our global project pipeline
Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Our near-term development capital project is presented below. Additional projects represent incremental improvements to production and cost guidance.
Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2024, and is expected to reduce operating costs by approximately 10 percent. Development capital costs (excluding capitalized interest) since approval were $159, of which $33 related to the first quarter of 2021.
We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.
COVID-19 Update
An outbreak of a novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020. COVID-19 has since spread worldwide, posing public health risks across the globe and has negatively impacted the global economy, disrupted global supply chains and workforce participation and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including a widely available vaccine in each of the countries where we operate, the duration and severity of the pandemic and related restrictions, all of which continue to be uncertain and cannot be predicted.
In April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $12 has been distributed through March 31, 2021. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
We have mobilized a COVID vaccine working group with representatives from across the globe. Newmont views vaccination as critical in the fight against COVID-19 and actively encourages our workforce to get vaccinated as they become eligible. We are working to support authorities, through our Global Community Support Fund, to improve the availability and deployment of vaccines to our workforce and host communities.
Impact on business and operations
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, late in the first quarter of 2020 and into April 2020, we placed five sites into care and maintenance including

Musselwhite and Éléonore in Canada, Peñasquito in Mexico, Yanacocha in Peru and Cerro Negro in Argentina to protect nearby communities and align with country mandated travel restrictions or health considerations. We worked closely with local stakeholders to resume operations at all of the above mine sites during the second quarter of 2020. As of March 31, 2021, all sites were fully operational, with the exception of Cerro Negro which continues to focus on returning operations to full capacity while managing ongoing COVID-related impacts. Additionally, we continue to incur COVID-19 specific costs as a result of actions taken to protect against the impacts of the COVID-19 pandemic. For the three months ended March 31, 2021 and 2020, COVID-19 specific costs incurred totaled $22 and $2, respectively.
For a discussion of the precautions we are taking to protect our workforce and nearby communities, while also taking steps to preserve the long-term value of our business, refer to "Health and Safety" within Part I, Item 1, Business on our Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 18, 2021. For a discussion of COVID-19 related risks to the business, see Part I, Item 1A, Risk Factors on our Form 10-K filed with the SEC on February 18, 2021.
Additionally, refer to "Consolidated Financial Results", "Results of Operations", “Liquidity and Capital Resources” and "Accounting Developments" within Part I, Item 2, Management’s Discussion and Analysis of this report for additional information about the considerations of COVID-19 on our business and operations.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended March 31,
	2021	2020
Sales (Note 4)	$2,872	$2,581

Costs and expenses:
Costs applicable to sales (1)	1,247	1,332
Depreciation and amortization	553	565
Reclamation and remediation (Note 5)	46	38
Exploration	35	44
Advanced projects, research and development	31	27
General and administrative	65	65
Other expense, net (Note 6)	39	53
	2,016	2,124
Other income (expense):
Gain on asset and investment sales, net (Note 7)	43	593
Other income, net (Note 8)	(82)	(189)
Interest expense, net of capitalized interest	(74)	(82)
	(113)	322
Income (loss) before income and mining tax and other items	743	779
Income and mining tax benefit (expense) (Note 9)	(235)	23
Equity income (loss) of affiliates (Note 10)	50	37
Net income (loss) from continuing operations	558	839
Net income (loss) from discontinued operations	21	(15)
Net income (loss)	579	824
Net loss (income) attributable to noncontrolling interests (Note 11)	(20)	(2)
Net income (loss) attributable to Newmont stockholders	$559	$822

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$538	$837
Discontinued operations	21	(15)
	$559	$822
Net income (loss) per common share (Note 12):
Basic:
Continuing operations	$0.67	$1.04
Discontinued operations	0.03	(0.02)
	$0.70	$1.02
Diluted:
Continuing operations	$0.67	$1.04
Discontinued operations	0.03	(0.02)
	$0.70	$1.02
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$579	$824
Other comprehensive income (loss):
Change in marketable securities, net of tax of $— and $—, respectively	—	(6)
Foreign currency translation adjustments	2	10
Change in pension and other post-retirement benefits, net of tax of $(1) and $(1), respectively	6	5
Change in fair value of cash flow hedge instruments, net of tax of $(1) and $(2), respectively	3	4
Other comprehensive income (loss)	11	13
Comprehensive income (loss)	$590	$837

Comprehensive income (loss) attributable to:
Newmont stockholders	$570	$835
Noncontrolling interests	20	2
	$590	$837
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$579	$824
Adjustments:
Depreciation and amortization	553	565
Gain on asset and investment sales, net (Note 7)	(43)	(593)
Net loss (income) from discontinued operations	(21)	15
Change in fair value of investments (Note 8)	110	93
Reclamation and remediation	43	35
Deferred income taxes	(25)	(118)
Stock-based compensation (Note 13)	17	21
Impairment of investments (Note 8)	—	93
Charges from debt extinguishment (Note 8)	—	74
Other non-cash adjustments	(47)	(97)
Net change in operating assets and liabilities (Note 21)	(325)	27
Net cash provided by (used in) operating activities of continuing operations	841	939
Net cash provided by (used in) operating activities of discontinued operations	—	(3)
Net cash provided by (used in) operating activities	841	936

Investing activities:
Additions to property, plant and mine development	(399)	(328)
Proceeds from sales of investments	62	264
Contributions to equity method investees	(27)	(5)
Return of investment from equity method investees	18	43
Purchases of investments	(4)	(12)
Proceeds from sales of mining operations and other assets, net	1	1,121
Other	(1)	40
Net cash provided by (used in) investing activities	(350)	1,123

Financing activities:
Dividends paid to common stockholders	(441)	(112)
Distributions to noncontrolling interests	(54)	(46)
Funding from noncontrolling interests	30	28
Payments for withholding of employee taxes related to stock-based compensation	(28)	(36)
Payments on lease and other financing obligations	(18)	(16)
Repayment of debt	—	(1,070)
Proceeds from issuance of debt, net	—	985
Repurchases of common stock	—	(321)
Other	—	2
Net cash provided by (used in) financing activities	(511)	(586)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(4)
Net change in cash, cash equivalents and restricted cash	(22)	1,469
Cash, cash equivalents and restricted cash at beginning of period	5,648	2,349
Cash, cash equivalents and restricted cash at end of period	$5,626	$3,818

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,518	$3,709
Restricted cash included in Other current assets	2	2
Restricted cash included in Other non-current assets	106	107
Total cash, cash equivalents and restricted cash	$5,626	$3,818

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31, 2021	At December 31, 2020
ASSETS
Cash and cash equivalents	$5,518	$5,540
Trade receivables (Note 4)	263	449
Investments (Note 15)	240	290
Inventories (Note 16)	971	963
Stockpiles and ore on leach pads (Note 17)	890	827
Other current assets	482	436
Current assets	8,364	8,505
Property, plant and mine development, net	24,081	24,281
Investments (Note 15)	3,165	3,197
Stockpiles and ore on leach pads (Note 17)	1,746	1,705
Deferred income tax assets	332	337
Goodwill	2,771	2,771
Other non-current assets	604	573
Total assets	$41,063	$41,369

LIABILITIES
Accounts payable	$446	$493
Employee-related benefits	262	380
Income and mining taxes payable	454	657
Lease and other financing obligations	109	106
Debt (Note 18)	1,042	551
Other current liabilities (Note 19)	1,167	1,182
Current liabilities	3,480	3,369
Debt (Note 18)	4,988	5,480
Lease and other financing obligations	575	565
Reclamation and remediation liabilities (Note 5)	3,841	3,818
Deferred income tax liabilities	2,039	2,073
Employee-related benefits	504	493
Silver streaming agreement	958	993
Other non-current liabilities (Note 19)	686	699
Total liabilities	17,071	17,490

Contingently redeemable noncontrolling interest	34	34

EQUITY
Common stock	1,289	1,287
Treasury stock	(196)	(168)
Additional paid-in capital	18,119	18,103
Accumulated other comprehensive income (loss) (Note 20)	(205)	(216)
Retained earnings (accumulated deficit)	4,120	4,002
Newmont stockholders' equity	23,127	23,008
Noncontrolling interests	831	837
Total equity	23,958	23,845
Total liabilities and equity	$41,063	$41,369

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
Net income (loss)	—	—	—	—	—	—	559	20	579	—
Other comprehensive income (loss)	—	—	—	—	—	11	—	—	11	—
Dividends declared (1)	—	—	—	—	—	—	(441)	—	(441)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(54)	(54)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	28	28	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(28)	—	—	—	—	(28)	—
Stock options exercised	—	—	—	—	1	—	—	—	1	—
Stock-based awards and related share issuances	1	2	—	—	15	—	—	—	17	—
Balance at March 31, 2021	805	$1,289	(4)	$(196)	$18,119	$(205)	$4,120	$831	$23,958	$34

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	811	$1,298	(3)	$(120)	$18,216	$(265)	$2,291	$950	$22,370	$47
Cumulative-effect adjustment of adopting ASU No. 2016-13	—	—	—	—	—	—	(5)	—	(5)	—
Net income (loss)	—	—	—	—	—	—	822	4	826	(2)
Other comprehensive income (loss)	—	—	—	—	—	13	—	—	13	—
Dividends declared (1)	—	—	—	—	—	—	(112)	—	(112)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(50)	(50)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	25	25	—
Repurchase and retirement of common stock	(7)	(11)	—	—	(160)	—	(150)	—	(321)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(36)	—	—	—	—	(36)	—
Stock options exercised	—	—	—	—	4	—	—	—	4	—
Stock-based awards and related share issuances	2	3	—	—	18	—	—	—	21	—
Balance at March 31, 2020	806	$1,290	(4)	$(156)	$18,078	$(252)	$2,846	$929	$22,735	$45
____________________________
(1)Cash dividends declared per common share were $0.55 and $0.14 for the three months ended March 31, 2021 and 2020, respectively.
(2)Distributions declared to noncontrolling interests of $54 and $50 for the three months ended March 31, 2021 and 2020, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $54 and $46 for distributions during the three months ended March 31, 2021 and 2020, respectively. Any differences are due to timing of payments.
(3)Cash calls requested from noncontrolling interests of $28 and $25 for the three months ended March 31, 2021 and 2020, respectively, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $30 and $28 for cash calls during the three months ended March 31, 2021 and 2020, respectively. Differences are due to timing of receipts.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2020 filed on February 18, 2021 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted.
References to “C$” refer to Canadian currency.
In March 2021, the Company entered into a binding agreement with GT Gold Corp. ("GT Gold") to acquire the remaining 85.1% of common shares of GT Gold not already owned by Newmont. Under the terms of the arrangement, Newmont will acquire each remaining GT Gold share at a price of C$3.25, for estimated cash consideration of $313. The transaction is expected to close in the second quarter of 2021.
In March 2020, the Company sold the Red Lake complex, previously included as part of the Company’s North America segment. As the sale was completed in the first quarter of 2020, there are no results for Red Lake for the three months ended March 31, 2021. Refer to Note 7 for additional information.
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
The COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In the first half of 2020, the Company temporarily placed five sites into care and maintenance, including Musselwhite, Éléonore, Yanacocha, Cerro Negro and Peñasquito. The Company worked closely with local stakeholders to resume operations at all five sites during the second quarter of 2020. As of March 31, 2021, all sites were fully operational, with the exception of Cerro Negro that continues to focus on returning operations to full capacity while managing ongoing COVID-related impacts.
The impact of this pandemic could include sites being placed into care and maintenance, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping our products, delays in product refining and smelting due to restrictions or temporary closures, additional travel restrictions, other supply chain disruptions and workforce interruptions, including loss of life. Depending on the duration and extent of the impact of COVID-19, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
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
In December 2019, ASU No. 2019-12 was issued to simplify the accounting for income taxes, eliminate certain exceptions within ASC 740, Income Taxes, and clarify certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard as of January 1, 2021. The adoption did not have a material impact on the Consolidated Financial Statements or disclosures.
Accounting for Equity Securities, Investments and Certain Forward Contracts and Options
In January 2020, ASU No. 2020-01 was issued which clarifies the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815, Derivatives and Hedging. The Company adopted this standard as of January 1, 2021. The adoption did not have a material impact on the Consolidated Financial Statements or disclosures.
Financial Disclosures about Acquired and Disposed Businesses
In May 2020, the SEC finalized its proposed updates to Rule 3-05 within Regulation S-X, Financial statements of businesses acquired or to be acquired, Rule 3-14, Special instructions for real estate operations to be acquired; Article 11, Pro Forma Financial Information; and other related rules and forms (the “Rules”). The Rules include amendments, which among other things: revise significance tests used to determine disclosure requirements; require the financial statements of the acquired business to cover only up to the two most recent fiscal years; permit the use of, or reconciliation to, International Financial Reporting Standards as issued by the International Accounting Standards Board in certain circumstances; and amend certain pro forma financial information requirements. The Rules were adopted on January 1, 2021. The adoption did not have a material impact on the Consolidated Financial Statements or disclosures.
Recently Issued Accounting Pronouncements
Effects of Reference Rate Reform
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is still completing its evaluation of the impact of ASU 2020-04 and plans to elect optional expedients as reference rate reform activities occur. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. The Company expects neither the guidance nor the subsequent update to have a material impact on the Consolidated Financial Statements or disclosures.
NOTE 3     SEGMENT INFORMATION
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended March 31, 2021
CC&V	$99	$61	$18	$2	$18	$9
Musselwhite	70	39	20	2	5	9
Porcupine	131	66	24	5	34	11
Éléonore	109	53	32	2	18	17
Peñasquito:
Gold	310	89	48
Silver	168	75	41
Lead	44	19	10
Zinc	126	61	29
Total Peñasquito	648	244	128	1	266	31
Other North America	—	—	4	1	4	—
North America	1,057	463	226	13	345	77

Yanacocha	110	50	28	3	3	15
Merian	193	81	25	1	83	10
Cerro Negro	84	40	26	1	6	20
Other South America	—	—	2	6	(13)	—
South America	387	171	81	11	79	45

Boddington:
Gold	244	131	21
Copper	52	27	4
Total Boddington	296	158	25	2	111	86
Tanami	219	70	23	3	123	59
Other Australia	—	—	2	2	(3)	2
Australia	515	228	50	7	231	147

Ahafo	187	92	32	3	58	31
Akyem	187	66	32	1	87	8
Other Africa	—	—	—	—	(2)	—
Africa	374	158	64	4	143	39

Nevada Gold Mines	539	227	127	6	167	42
Nevada	539	227	127	6	167	42

Corporate and Other	—	—	5	25	(222)	4
Consolidated	$2,872	$1,247	$553	$66	$743	$354
____________________________
(1)Includes a decrease in accrued capital expenditures of $45; consolidated capital expenditures on a cash basis were $399.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended March 31, 2020
CC&V	$103	$60	$19	$2	$20	$6
Red Lake	67	45	2	1	20	4
Musselwhite	23	25	14	2	(21)	20
Porcupine	116	55	25	1	34	7
Éléonore	106	61	31	2	10	15
Peñasquito:
Gold	159	64	29
Silver	123	68	33
Lead	39	26	13
Zinc	77	73	35
Total Peñasquito	398	231	110	2	66	29
Other North America	—	—	8	2	(12)	—
North America	813	477	209	12	117	81

Yanacocha	187	127	44	4	(8)	20
Merian	208	81	25	2	100	9
Cerro Negro	116	51	40	7	8	14
Other South America	—	—	2	8	(12)	—
South America	511	259	111	21	88	43

Boddington:
Gold	243	131	23
Copper	21	25	5
Total Boddington	264	156	28	1	95	29
Tanami	189	65	24	4	131	31
Other Australia	—	—	2	2	493	—
Australia	453	221	54	7	719	60

Ahafo	151	81	29	5	32	30
Akyem	132	51	27	2	48	7
Other Africa	—	—	—	2	(3)	—
Africa	283	132	56	9	77	37

Nevada Gold Mines	521	243	131	7	133	59
Nevada	521	243	131	7	133	59

Corporate and Other	—	—	4	15	(355)	8
Consolidated	$2,581	$1,332	$565	$71	$779	$288
____________________________
(1)Includes a decrease in accrued capital expenditures of $40; consolidated capital expenditures on a cash basis were $328.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2021
CC&V	$99	$—	$99
Musselwhite	70	—	70
Porcupine	131	—	131
Éléonore	109	—	109
Peñasquito:
Gold	56	254	310
Silver (1)	—	168	168
Lead	—	44	44
Zinc	—	126	126
Total Peñasquito	56	592	648
North America	465	592	1,057

Yanacocha	109	1	110
Merian	193	—	193
Cerro Negro	84	—	84
South America	386	1	387

Boddington:
Gold	66	178	244
Copper	—	52	52
Total Boddington	66	230	296
Tanami	219	—	219
Australia	285	230	515

Ahafo	187	—	187
Akyem	187	—	187
Africa	374	—	374

Nevada Gold Mines (2)	525	14	539
Nevada	525	14	539

Consolidated	$2,035	$837	$2,872
____________________________
(1)Silver sales from concentrate includes $20 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold from Nevada Gold Mines ("NGM") for resale to third parties. Gold purchases from NGM totaled $522 for the three months ended March 31, 2021.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2020
CC&V	$103	$—	$103
Red Lake	67	—	67
Musselwhite	23	—	23
Porcupine	116	—	116
Éléonore	106	—	106
Peñasquito:
Gold	15	144	159
Silver (1)	—	123	123
Lead	—	39	39
Zinc	—	77	77
Total Peñasquito	15	383	398
North America	430	383	813

Yanacocha	187	—	187
Merian	208	—	208
Cerro Negro	116	—	116
South America	511	—	511

Boddington:
Gold	54	189	243
Copper	—	21	21
Total Boddington	54	210	264
Tanami	189	—	189
Australia	243	210	453

Ahafo	151	—	151
Akyem	132	—	132
Africa	283	—	283

Nevada Gold Mines (2)	509	12	521
Nevada	509	12	521

Consolidated	$1,976	$605	$2,581
____________________________
(1)Silver sales from concentrate includes $21 related to non-cash amortization of the Silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold from NGM for resale to third parties. Gold purchases from NGM totaled $513 for the three months ended March 31, 2020.
Trade Receivables
The following table details the receivables included within Trade receivables:

	At March 31, 2021	At December 31, 2020
Receivables from Sales:
Gold sales from doré production	$36	$59
Sales from concentrate and other production	227	390
Total receivables from Sales	$263	$449
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The impact to Sales from revenue recognized due to the changes in pricing is a decrease of $(36) and $(23) for the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, Newmont had gold sales of 201,000 ounces priced at an average of $1,692 per ounce, copper sales of 11 million pounds priced at an average price of $4.01 per pound, silver sales of 6 million ounces priced at an average of $24.00 per ounce, lead sales of 29 million pounds priced at an average of $0.89 per pound, and zinc sales of 85 million pounds priced at an average of $1.27 per pound, subject to final pricing over the next several months.
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2021	2020
Reclamation adjustments and other	$9	$—
Reclamation accretion	32	34
Total reclamation expense	41	34

Remediation adjustments and other	4	2
Remediation accretion	1	2
Total remediation expense	5	4
	$46	$38
The following are reconciliations of Reclamation and remediation liabilities:

	2021	2020
Reclamation balance at January 1,	$3,719	$3,334
Additions, changes in estimates and other (1)	9	(2)
Adjustment from the Newmont Goldcorp transaction	—	15
Payments, net	(18)	(15)
Accretion expense	32	34
Reclamation balance at March 31,	$3,742	$3,366
____________________________
(1)The $9 addition is primarily due to higher estimated closure plan costs at NGM for the closed Rain site related to water management.

	2021	2020
Remediation balance at January 1,	$313	$299
Additions, changes in estimates and other	2	(2)
Payments, net	(3)	(5)
Accretion expense	1	2
Remediation balance at March 31,	$313	$294

The current portion of reclamation liabilities was $162 and $164 at March 31, 2021 and December 31, 2020, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $52 and $50 at March 31, 2021 and December 31, 2020, respectively, and was included in Other current liabilities. At March 31, 2021 and December 31, 2020, $3,742 and $3,719, respectively, were accrued for reclamation obligations relating to operating properties and formerly operating properties that have entered the closure phase and have no substantive future economic value and are included in Reclamation and remediation liabilities.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. At March 31, 2021 and December 31, 2020, $313 and $313, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
that the liability for these matters could be as much as 48% greater or 0% lower than the amount accrued at March 31, 2021. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
Included in Other non-current assets at March 31, 2021 and December 31, 2020 was $56 and $56 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at March 31, 2021, $48 was related to the Ahafo and Akyem mines in Ghana, Africa and $6 related to NGM in Nevada, United States and $2 was related to the Midnite (Dawn) mine site in Washington, United States. Of the amounts at December 31, 2020, $48 was related to the Ahafo and Akyem mines in Ghana, Africa, $6 related to NGM in Nevada, United States and $2 was related to the Midnite (Dawn) mine site in Washington, United States.
Included in Other non-current assets at March 31, 2021 and December 31, 2020 was $38 and $38, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at March 31, 2021, $14 is related to the Midnite mine and Dawn mill sites and $24 is related to San Jose Reservoir. Of the amounts at December 31, 2020, $14 is related to the Midnite mine and Dawn mill sites and $24 is related to San Jose Reservoir.
Refer to Notes 19 and 22 for further discussion of reclamation and remediation matters.
NOTE 6     OTHER EXPENSE, NET

	Three Months Ended March 31,
	2021	2020
COVID-19 specific costs	$22	$2
Restructuring and severance	5	1
Settlement costs	3	6
Impairment of long-lived and other assets	1	—
Care and maintenance costs	—	20
Goldcorp transaction and integration costs	—	16
Other	8	8
	$39	$53
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred, including but not limited to, additional health screenings and security related costs, incremental travel, storage costs, employee related costs and contributions to the Newmont Global Community Support Fund, as well as various other incremental costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. The Company established the Newmont Global Community Support Fund during the second quarter of 2020 to help host communities, governments and employees combat the COVID-19 pandemic. For the three months ended March 31, 2021, amounts distributed from this fund were $1.
Restructuring and severance. Restructuring and severance represents primarily severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
Settlements. Settlement costs for the three months ended March 31, 2021 and 2020 primarily include legal and other settlements.
Care and maintenance costs. For the three months ended March 31, 2020, care and maintenance costs represent direct costs incurred at the Musselwhite, Éléonore, Cerro Negro and Yanacocha mine sites during the period that these sites were temporarily placed into care and maintenance in response to the COVID-19 pandemic. Additionally, for the three months ended March 31, 2020, the Company recognized $7 of non-cash care and maintenance costs included in Depreciation and amortization.
Goldcorp transaction and integration costs. Goldcorp transaction and integration costs for the three months ended March 31, 2020, primarily include integration activities, related severance costs and consulting services.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7     GAIN ON ASSET AND INVESTMENT SALES, NET

	Three Months Ended March 31,
	2021	2020
Sale of TMAC	$42	$—
Sale of Kalgoorlie	—	493
Sale of Continental	—	91
Sale of Red Lake	—	9
Other	1	—
	$43	$593
Sale of TMAC. For further information related to the sale of investment holdings in TMAC Resources, Inc. ("TMAC"), refer to Note 15.
Sale of Kalgoorlie. The Company entered into a binding agreement dated December 17, 2019, to sell its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). The Company completed the sale on January 2, 2020, and pursuant to the terms of the agreement, received proceeds of $800 in cash for its interests in Kalgoorlie. The proceeds were inclusive of a $25 payment that gave Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for the purchase of Newmont's Kalgoorlie power business for fair market value. A portion of the payment attributable to the option is refundable to Northern Star if the power business is sold to another third party.
Sale of Continental. During the fourth quarter of 2019, the Company entered into a contractual arrangement to sell its entire interest in Continental Gold, Inc. ("Continental"), including its convertible debt, to Zijin Mining Group. The Company completed the sale on March 4, 2020, and pursuant to the terms of the agreement, received cash proceeds of $253.
Sale of Red Lake. The Company entered into a binding agreement on November 25, 2019, to sell the Red Lake complex in Ontario, Canada, included in the Company’s North America segment, to Evolution Mining Limited (“Evolution”). The Company completed the sale on March 31, 2020, and pursuant to the terms of the agreement, received total consideration of $429, including cash proceeds of $375, $15 towards working capital (received in cash in the second quarter of 2020), and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $42 at March 31, 2021. For further information, see Note 14.
NOTE 8     OTHER INCOME, NET

	Three Months Ended March 31,
	2021	2020
Change in fair value of investments	$(110)	$(93)
Foreign currency exchange, net	23	66
Interest	3	11
Impairment of investments	—	(93)
Charges from debt extinguishment	—	(74)
Other	2	(6)
	$(82)	$(189)
Change in fair value of investments. Change in fair value of investments primarily represents unrealized holding gains and losses related to the Company's investments in current and non-current marketable and other equity securities.
Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other liabilities in Australia, Mexico, Canada, Peru, Argentina, Suriname and Ghana.
Impairment of investments. During the first quarter of 2020, the Company recognized an investment impairment for other-than-temporary declines in the value of TMAC. Refer to Note 15 for additional information.
Charges from debt extinguishment. For the three months ended March 31, 2020, the Company recorded charges from debt extinguishment of $66 related to the debt tender offer of its Senior Notes due March 15, 2022 ("2022 Senior Notes"), its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”). For the three months ended March 31, 2020, the Company recorded a loss of $8 related to the associated forward starting swaps, reclassified from Accumulated other comprehensive income (loss).

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31,

	2021		2020
Income (loss) before income and mining tax and other items		$743		$779

U.S. Federal statutory tax rate	21%	$156	21%	$164
Reconciling items:
Change in valuation allowance on deferred tax assets	3	21	(14)	(109)	(1)
Foreign rate differential	9	70	11	84
Mining and other taxes	6	41	3	20
Tax impact of foreign exchange (2)	(4)	(28)	(23)	(179)
Other	(3)	(25)	(1)	(3)
Income and mining tax expense (benefit)	32%	$235	(3)%	$(23)

____________________________
(1)Change in valuation allowance is due to a net release on marketable securities, capital losses and other capital assets associated with the sales of Kalgoorlie and Continental, partially offset by increases associated with net operating losses, tax credits, and equity method investments.
(2)Tax impact of foreign exchange includes the following: (i) Mexican inflation on tax values, (ii) currency translation effects of local currency deferred tax assets and deferred tax liabilities, (iii) the tax impact of local currency foreign exchange gains or losses and (iv) non-taxable or non-deductible U.S. dollar currency foreign exchange gains or losses.
NOTE 10     EQUITY INCOME (LOSS) OF AFFILIATES

	Three Months Ended March 31,
	2021	2020
Pueblo Viejo Mine	$50	$48
Maverix Metals Inc.	2	(3)
Norte Abierto Project	(1)	(2)
Alumbrera Mine (1)	—	(3)
NuevaUnión Project	—	(2)
TMAC Resources Inc.	—	(1)
Other	(1)	—
	$50	$37
____________________________
(1)In December 2020, the Company contributed its 37.5% ownership interest in Alumbrera in exchange for 18.75% ownership interest in Minera Agua Rica Alumbrera Limited ("MARA"). Following the transaction, the Company no longer holds an investment in Alumbrera and the 18.75% ownership interest acquired in MARA is accounted for as a marketable equity security.
Refer to Note 15 for additional information about the above equity method investments.
NOTE 11     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended March 31,
	2021	2020
Merian	$20	$24
Yanacocha	—	(22)
	$20	$2

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$538	$837
Discontinued operations	21	(15)
	$559	$822

Weighted average common shares (millions):
Basic	801	807
Effect of employee stock-based awards	1	2
Diluted	802	809

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.67	$1.04
Discontinued operations	0.03	(0.02)
	$0.70	$1.02
Diluted:
Continuing operations	$0.67	$1.04
Discontinued operations	0.03	(0.02)
	$0.70	$1.02
During the three months ended March 31, 2021 and 2020, the Company repurchased and retired approximately — and 7 million shares of its common stock for $— and $321, respectively. During the three months ended March 31, 2021 and 2020, the Company withheld 0.5 and 0.7 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards.
NOTE 13 STOCK-BASED COMPENSATION

	Three Months Ended March 31,
	2021	2020
Stock-based compensation:
Restricted stock units	$11	$15
Performance stock units	6	6
Other (1)	—	4
	$17	$25
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

	Fair Value at March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,518	$5,518	$—	$—
Restricted cash	108	108	—	—
Trade receivable from provisional concentrate sales, net	213	—	213	—
Marketable and other equity securities (Note 15) (1)	571	493	23	55
Restricted marketable debt securities (Note 15)	38	24	14	—
Contingent consideration assets	145	—	—	145
	$6,593	$6,143	$250	$200
Liabilities:
Debt (2)	$7,067	$—	$7,067	$—
Diesel derivative contracts	1	—	1	—
Cash-settled Goldcorp share awards	4	—	4	—
	$7,072	$—	$7,072	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,540	$5,540	$—	$—
Restricted cash	108	108	—	—
Trade receivable from provisional concentrate sales, net	379	—	379	—
Marketable and other equity securities (Note 15) (1)	682	604	25	53
Restricted marketable debt securities (Note 15)	38	24	14	—
Contingent consideration assets	119	—	—	119
	$6,866	$6,276	$418	$172
Liabilities:
Debt (2)	$7,586	$—	$7,586	$—
Diesel derivative contracts	3	—	3	—
Cash-settled Goldcorp share awards	8	—	8	—
	$7,597	$—	$7,597	$—
____________________________
(1)Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $13 and $14 at March 31, 2021 and December 31, 2020, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $6,030 and $6,031 at March 31, 2021 and December 31, 2020, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
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
The estimated fair value of the contingent consideration assets is determined using discounted cash flow models. The contingent consideration assets consist of financial instruments that meet the definition of a derivative, but are not designated for hedge accounting under ASC 815. The assets are classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease in the estimated fair value of the contingent consideration assets.
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
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2021 and December 31, 2020:

Description	At March 31, 2021	Valuation technique	Significant input	Range, point estimate or average
Marketable and other equity securities	$55	Discounted cash flow	Discount rate	9.50%
			Long-term gold price	$1,500
			Long-term copper price	$3.00
Contingent consideration assets	$145	Discounted cash flow	Discount rate (1)	4.53 - 9.19%
____________________________
(1)The weighted average discount rate used to calculate the Company’s contingent consideration assets is 7.91%. Various other inputs including, but not limited to, metal prices, production profiles and new mineralization discoveries were considered in determining the fair value of the individual contingent consideration assets.

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent consideration assets(1)	Total assets
Fair value at December 31, 2020	$119	$119
Additions and settlements	—	—
Revaluation	26	26
Fair value at March 31, 2021	$145	$145

	Continental convertible debt(2)	Contingent consideration assets(3)	Total assets	Holt royalty obligation(4)	Total liabilities
Fair value at December 31, 2019	$39	$38	$77	$257	$257
Additions and settlements	—	39	39	(3)	(3)
Revaluation	1	(1)	—	17	17
Sales	(40)	—	(40)	—	—
Fair value at March 31, 2020	$—	$76	$76	$271	$271
____________________________
(1)The gain (loss) recognized on revaluation includes $26 that is included in Net income (loss) from discontinued operations.
(2)The gain recognized on revaluation is included in Other comprehensive income (loss). The gain recognized on sale is included in Gain on asset and investment sales, net.
(3)Additions of $39 relate to contingent consideration assets received from the sale of Red Lake. See Note 7 for additional information. The gain (loss) recognized on revaluation is included in Net income (loss) from discontinued operations.
(4)The gain (loss) recognized is included in Net income (loss) from discontinued operations.
During the third quarter 2020, the Company purchased the Holt option from Kirkland, which resulted in a downward revision to future production scenarios of the Holt mine to nil. The Company has the right to exercise the Holt option and acquire ownership to the mineral interests subject to the Holt royalty obligation in the event Kirkland intends to resume operations at the Holt mine. Kirkland has the right to assume the Company’s Holt royalty obligation at any time, in which case the Holt option would terminate. The net effect of the Holt option structure is that Kirkland cannot resume operations and process minerals subject to the Holt royalty obligation unless it also assumes the obligation.
The Company’s marketable debt securities for the period ended March 31, 2020, consisted of an unrestricted convertible debenture with Continental (the “Continental Convertible Debt”). The estimated fair value of the host debt instrument was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value hierarchy. In March 2020, the Company completed the sale of its interest in Continental, which included the convertible debenture. Refer to Note 7 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15 INVESTMENTS

	At March 31, 2021	At December 31, 2020
Current:
Marketable equity securities	$240	$290

Non-current:
Marketable and other equity securities	$318	$378

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,235	$1,202
NuevaUnión Project (50.0%)	950	949
Norte Abierto Project (50.0%)	497	493
Maverix Metals Inc. (29.8%)	163	160
TMAC Resources, Inc. (—%)	—	13
Other	2	2
	2,847	2,819
	$3,165	$3,197

Non-current restricted investments: (1)
Marketable debt securities	$38	$38
Other assets	—	—
	$38	$38

____________________________
(1)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 5.
Pueblo Viejo
As of March 31, 2021 and December 31, 2020, the Company had outstanding shareholder loans to Pueblo Viejo of $232 and $244, with accrued interest of $1 and $4, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company had an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of March 31, 2021.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $171 and $157 for the three months ended March 31, 2021 and 2020, respectively. These purchases, net of subsequent sales, were included in Other income, net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of March 31, 2021 or December 31, 2020.
TMAC Resources, Inc.
During the first quarter of 2020, the Company recorded a non-cash other-than-temporary impairment charge of $93, in Other income, net related to TMAC. The impairment charge was calculated using quoted market prices as of March 31, 2020.
In February 2021, TMAC entered into an agreement to sell all of the company’s outstanding shares of TMAC to Agnico Eagle Mines Ltd ("Agnico") for cash consideration of $55. The carrying value of the Company's investment in TMAC was $13 resulting in a gain of $42, recognized in Gain on asset and investment sales, net.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16     INVENTORIES

	At March 31, 2021	At December 31, 2020
Materials and supplies	$676	$673
In-process	135	148
Concentrate (1)	50	39
Precious metals (2)	110	103
	$971	$963
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 17     STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2021	At December 31, 2020
Current:
Stockpiles	$542	$514
Ore on leach pads	348	313
	$890	$827
Non-current:
Stockpiles	$1,489	$1,446
Ore on leach pads	257	259
	$1,746	$1,705
Total:
Stockpiles	$2,031	$1,960
Ore on leach pads	605	572
	$2,636	$2,532

	Stockpiles		Leach pads
	At March 31, 2021	At December 31, 2020	At March 31, 2021	At December 31, 2020
Stockpiles and ore on leach pads:
CC&V	$15	$19	$224	$226
Musselwhite	1	1	—	—
Porcupine	18	12	—	—
Éléonore	8	1	—	—
Peñasquito	333	307	—	—
Yanacocha	38	37	151	151
Merian	19	29	—	—
Cerro Negro	3	4	—	—
Boddington	503	482	—	—
Tanami	12	7	—	—
Ahafo	429	422	—	—
Akyem	135	138	—	—
Nevada Gold Mines	517	501	230	195
	$2,031	$1,960	$605	$572
During the three months ended March 31, 2021, the Company recorded write-downs of $14 classified as a component of Costs applicable to sales and write-downs of $7 classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2021, $5 was related to CC&V and $16 to NGM.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 18     DEBT
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2021 (for the remainder of 2021)	$550
2022	492
2023	414
2024	—
2025	—
Thereafter	4,624
$6,080
In March 2021, the Company entered into an agreement to amend certain terms of the existing $3,000, revolving credit agreement dated April 4, 2019. Per the amendment, the expiration date of the credit facility was extended to March 30, 2026. The interest rate on the credit facility was amended to include a margin adjustment based on the Company’s environment, social and governance (“ESG”) scores. The maximum adjustment resulting from the ESG scores is plus or minus 0.05%. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Debt covenants under the amendment are substantially the same as the existing credit agreement. At March 31, 2021, the Company had no borrowings outstanding under the facility.
In April 2021, the Company fully redeemed all of the outstanding 3.625% Senior Notes due June 2021 (“2021 Notes”). The redemption price of $557 equaled the principal amount of the outstanding 2021 Notes plus accrued and unpaid interest in accordance with the terms of the 2021 Notes. Interest on the 2021 Notes ceased to accrue on the date of redemption.
NOTE 19     OTHER LIABILITIES

	At March 31, 2021	At December 31, 2020
Other current liabilities:
Accrued operating costs	$275	$285
Reclamation and remediation liabilities	214	214
Accrued capital expenditures	106	144
Taxes other than income and mining	93	48
Accrued interest	85	61
Silver streaming agreement	82	67
Galore Creek deferred payments	74	73
Royalties	66	70
Payables to joint venture partners (1)	63	94
Norte Abierto deferred payments	33	33
Deposit on Kalgoorlie power business option	23	23
Operating leases	17	17
Other	36	53
	$1,167	$1,182

Other non-current liabilities:
Income and mining taxes (2)	$381	$382
Norte Abierto deferred payments	122	123
Operating leases	78	91
Social development and community obligations	49	51
Galore Creek deferred payments	23	23
Other	33	29
	$686	$699
____________________________
(1)Payables to joint venture partners at March 31, 2021 and December 31, 2020 consists of the Company’s proportionate share of total amounts due to (from) NGM for gold and silver purchased, the transition agreement services provided, and CC&V toll milling.
(2)Income and mining taxes at March 31, 2021 and December 31, 2020 includes unrecognized tax benefits, including penalties and interest of $368 and $367, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 20     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2020	$—	$117	$(237)	$(96)	$(216)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	—	2	—	1	3
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	6	2	8
Other comprehensive income (loss)	—	2	6	3	11
Balance at March 31, 2021	$—	$119	$(231)	$(93)	$(205)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2021	2020
Marketable debt securities adjustments:
Sale of marketable debt securities	$—	$(5)	Gain on asset and investment sales, net
Total before tax	—	(5)
Tax	—	—
Net of tax	$—	$(5)

Pension and other post-retirement benefit adjustments:
Amortization	$7	$6	Other income, net
Total before tax	7	6
Tax	(1)	(1)
Net of tax	$6	$5

Hedge instruments adjustments:
Interest rate contracts	$2	$11	Interest expense, net (1)
Operating cash flow hedges	—	—	Costs applicable to sales
Total before tax	2	11
Tax	—	(2)
Net of tax	$2	$9
Total reclassifications for the period, net of tax	$8	$9

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 21     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2021	2020
Decrease (increase) in operating assets:
Trade and other receivables	$228	$300
Inventories, stockpiles and ore on leach pads	(97)	(87)
Other assets	(38)	5
Increase (decrease) in operating liabilities:
Accounts payable	(86)	(53)
Reclamation and remediation liabilities	(21)	(20)
Other accrued liabilities	(311)	(118)
	$(325)	$27

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
Environmental Matter
Refer to Note 5 for further information regarding reclamation and remediation. Details about one significant matter are discussed below.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $175 at March 31, 2021.
Other Legal Matters
Minera Yanacocha S.R.L. - 51.35% Newmont Owned
Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluación y Fiscalización Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. From 2011 to the first quarter of 2021, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. The water authority that is in charge of supervising the proper water administration has also issued notices of alleged regulatory violations in previous years. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently active range from zero to 3,423 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001214 based on current exchange rates, with a total potential fine amount for outstanding matters of $— to $4.17. Yanacocha is responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.
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
Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but were not a purchase of the concessions. The tax authority alleged that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represented the payment of an intangible and therefore, were amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha appealed the Superior Court ruling to the Peru Supreme Court. In January 2019, the Peru Supreme Court issued notice that three judges supported the position of the tax authority and two judges supported the position of Yanacocha. Because four votes are required for a final decision, an additional judge was selected to issue a decision and the parties conducted oral arguments in April 2019. In February 2020, the additional judge ruled in favor of the tax authority, finalizing a decision of the Peru Supreme Court against Yanacocha. As a result of the decision, the company has recognized the amount of $29. However, Yanacocha filed two constitutional actions in 2020, objecting to potential excessive interest and duplicity of criteria of up to $60 and $81, respectively. In March 2021, in one of the constitutional actions, Yanacocha’s request for an injunction to suspend the collection of interest was denied. The matter was sent back to the tax authority, which issued a resolution with an update of the total amount due of approximately $87. Yanacocha is evaluating whether to object to the tax authority’s resolution. It is not possible to fully predict the outcome of this litigation.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
State of Zacatecas’ Ecological Tax. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Company’s Peñasquito mine may be subject to these taxes. Payments are due monthly in arrears with the first payment due on February 17, 2017. The Company believes that there is no legal basis for the taxes and filed legal claims challenging their constitutionality and legality on March 9, 2017. Other companies similarly situated also filed legal claims against the taxes. The Mexican federal government also filed a claim before the National Supreme Court against the State of Zacatecas challenging whether the State of Zacatecas had the constitutional authority to implement the taxes. On February 11, 2019, the National Supreme Court of Mexico ruled that the State of Zacatecas has the constitutional authority to implement environmental taxes, and that ruling was not subject to appeal. The Company’s case continued, and although there was an initial ruling in favor of the Company, this ruling was appealed by the local tax authorities. On October 15, 2019, the First Collegiate Circuit Court of the Auxiliary Center of the Eleventh Region reversed the favorable ruling (except with respect to one issue, which was affirmed in the Company’s favor). While the First Collegiate Circuit Court’s ruling is not subject to further appeal and the Company currently has no legal challenges active with the Mexican courts, it is not possible to precisely calculate the environmental taxes given that: (a) the legislation is broadly worded and despite the years of inquiries, the State of Zacatecas has not put forward any guidance on how the tax would be levied; and (b) certain claims by other companies similarly situated are still being resolved by the Supreme Court, the results of which may change the taxes payable by the Company. The Company, along with other companies in the State of Zacatecas, is continuing to meet with governmental authorities to understand how the environmental tax would be levied. In the first quarter of 2021, the Company and the State of Zacatecas reached an agreement in principle for the Company to pay $29 for the taxes in dispute related to tax years 2017-2020, and also arrived at a formula for the payments for tax years 2021-2024, with an agreed-upon basis for the extraction, storage activities, and gas emissions for such years.
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
Deferred payments to Barrick of $155 and $156 as of March 31, 2021 and December 31, 2020, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. In 2020, for the sixth year in a row, Newmont was ranked as the mining and metal sector's top gold miner by the SAM S&P Corporate Sustainability Assessment. Newmont was ranked the top miner in June 2020 in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on environmental, social and governance ("ESG") transparency and performance. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana.
During the first half of 2020, the COVID-19 outbreak escalated to a global pandemic, which has had varying impacts in the jurisdictions in which we operate. In response, the Company temporarily placed five sites into care and maintenance late in the first quarter of 2020. As of March 31, 2021, all sites were fully operational, with the exception of Cerro Negro that continues to focus on returning operations to full capacity while managing ongoing COVID-related impacts.
Refer to the “First Quarter 2021 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources”, “Non-GAAP Financial Measures” and “Accounting Developments” for further information about the impacts of the COVID-19 pandemic on the Company.
In March 2021, the Company entered into a binding agreement with GT Gold Corp. ("GT Gold") to acquire the remaining 85.1% of common shares of GT Gold not already owned by Newmont. Under the terms of the arrangement, Newmont will acquire each remaining GT Gold share at a price of C$3.25, for estimated cash consideration of $313. The transaction is expected to close in the second quarter of 2021.
In March 2020, we completed the sale of our Red Lake complex in Ontario, Canada, previously included as part of the Company’s North America segment. As the sale was completed on March 31, 2020, results for Red Lake for the three months ended March 31, 2020 are included within the discussion below; there are no results for the three months ended March 31, 2021 included herein.
For further information on asset sales, see Note 7 to the Condensed Consolidated Financial Statements.
We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended March 31,		Increase (decrease)
	2021	2020
Net income (loss) from continuing operations attributable to Newmont stockholders	$538	$837	$(299)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.67	$1.04	$(0.37)

The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2021, compared to the same period in 2020, is primarily due to lower Gain on asset and investment sales, net in 2021 due to the sales of Kalgoorlie, Continental Gold, Inc. ("Continental") and Red Lake in 2020, higher income tax expense and lower sales volumes in 2021, partially offset by higher realized metal prices in 2021 and the impairment charge of TMAC Resources, Inc. ("TMAC") and charges from debt extinguishment in 2020.
The details of our Sales are set forth below. See Note 4 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$2,482	$2,321	$161	7%
Copper	52	21	31	148
Silver	168	123	45	37
Lead	44	39	5	13
Zinc	126	77	49	64
	$2,872	$2,581	$291	11%
The following analysis summarizes consolidated sales for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,523	$48	$163	$59	$151
Provisional pricing mark-to-market	(28)	5	—	(13)	—
Silver streaming amortization	—	—	21	—	—
Gross after provisional pricing and streaming impact	2,495	53	184	46	151
Treatment and refining charges	(13)	(1)	(16)	(2)	(25)
Net	$2,482	$52	$168	$44	$126
Consolidated ounces (thousands)/ pounds (millions) sold	1,417	12	8,531	50	119
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,780	$3.94	$19.15	$1.18	$1.27
Provisional pricing mark-to-market	(20)	0.36	0.05	(0.27)	—
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,760	4.30	21.64	0.91	1.27
Treatment and refining charges	(9)	(0.10)	(1.91)	(0.03)	(0.21)
Net	$1,751	$4.20	$19.73	$0.88	$1.06
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
The change in consolidated sales is due to:

	Three Months Ended March 31,
	2021 vs. 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(68)	$(3)	$(3)	$(8)	$(4)
Increase (decrease) in average realized price	235	33	57	6	48
Decrease (increase) in treatment and refining charges	(6)	1	(9)	7	5
	$161	$31	$45	$5	$49
The increase in gold sales during the three months ended March 31, 2021, compared to the same period in 2020, is primarily due to higher average realized gold prices, partially offset by lower sales volumes.
The increases in copper, silver, lead and zinc sales during the three months ended March 31, 2021, compared to the same period in 2020, are primarily due to higher average realized metal prices.
For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$1,065	$1,140	$(75)	(7)%
Copper	27	25	2	8
Silver	75	68	7	10
Lead	19	26	(7)	(27)
Zinc	61	73	(12)	(16)
	$1,247	$1,332	$(85)	(6)%
The decrease in Costs applicable to sales for gold during the three months ended March 31, 2021, compared to the same period in 2020, are primarily due to the sale of Red Lake during 2020 and lower sales volumes at (i) Yanacocha as a result of lower leach pad production and lower mill throughput due to ramp down of the mill and (ii) Cerro Negro due to limited ore availability from the mine as a result of the impact of COVID-19.

Costs applicable to sales for copper remained consistent during the three months ended March 31, 2021, compared to the same period in 2020.
The increase in Costs applicable to sales for silver during the three months ended March 31, 2021, compared to the same period in 2020, is primarily due to a higher co-product allocation of costs at Peñasquito.
The decreases in Costs applicable to sales for lead and zinc during the three months ended March 31, 2021, compared to the same periods in 2020, are primarily due to lower sales volumes and a lower co-product allocation of costs at Peñasquito.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$456	$463	$(7)	(2)%
Copper	4	5	(1)	(20)
Silver	41	33	8	24
Lead	10	13	(3)	(23)
Zinc	29	35	(6)	(17)
Other	13	16	(3)	(19)
	$553	$565	$(12)	(2)%

The decrease in Depreciation and amortization for gold during the three months ended March 31, 2021, compared to the same period in 2020, are primarily due to decreased production volumes at Yanacocha and Cerro Negro, partially offset by increased production at Peñasquito and Musselwhite.
Depreciation and amortization for copper remained consistent during the three months ended March 31, 2021, compared to the same period in 2020.
The increase in Depreciation and amortization for silver during the three months ended March 31, 2021, compared to the same period in 2020, are primarily due to higher co-product allocation of costs at Peñasquito.
The decreases in Depreciation and amortization for lead and zinc during the three months ended March 31, 2021, compared to the same period in 2020, are primarily due to decreased production and a lower co-product allocation of costs at Peñasquito.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Reclamation and remediation increased by $8 during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to higher estimated closure plan costs related to water management at NGM for the closed Rain site.
Exploration expense decreased by $9 during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the reduced exploration activities in South America and lower spend at various projects in Africa offset by increased expenditures at Porcupine in North America.
Advanced projects, research and development expense increased by $4 during the three months ended March 31, 2021. The increase compared to the same period in 2020 was primarily due to increased spend associated with the Full Potential program.
General and administrative expense remained consistent during the three months ended March 31, 2021, compared to the same period in 2020. General and administrative expense as a percentage of Sales was 2.3% for the three months ended March 31, 2021 compared to 2.5% in the same period in 2020.
Other expense, net decreased by $14 during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to care and maintenance costs incurred as a result of the COVID-19 pandemic and integration costs related to the Newmont Goldcorp transaction incurred in the prior year. The decrease is partially offset by higher COVID-19 specific costs in the current year. See Note 6 for additional information.
Gain on asset and investment sales, net decreased by $550 during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to higher gains in the prior year from the sales of Kalgoorlie, Continental and Red Lake. See Note 7 for additional information on asset sales and Note 15 for additional information on investment sales.
Other income, net increased by $107 during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an other-than-temporary impairment of our investment in TMAC and debt extinguishment charges incurred in the prior year. This increase is partially offset by smaller foreign currency exchange gains in the current year. See Note 8 for additional information.
Interest expense, net decreased by $8 during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the Company's refinancing transactions in 2020.
Income and mining tax expense (benefit) was $235 and $(23) during the three months ended March 31, 2021 and 2020, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowance release from the prior year asset sales; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	March 31, 2021					March 31, 2020
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$165	17%		$28	(2)	$138	19%		$26	(2)
CC&V	17	6		1	(3)	20	5		1	(3)
Corporate & Other	(232)	8		(19)	(4)	(219)	5		(11)	(4)
Total US	(50)	(20)		10		(61)	(26)		16
Australia	217	36		79	(5)	697	11		74	(5)
Ghana	135	33		45		72	35		25
Suriname	80	28		22		89	27		24
Peru	(2)	100		(2)	(6)	(13)	(246)		32	(6)
Canada	90	14		13	(7)	(117)	6		(7)	(7)
Mexico	273	27		73	(8)	109	(134)		(146)	(8)
Argentina	(9)	122		(11)	(9)	(6)	200		(12)	(9)
Other Foreign	9	—		—		9	—		—
Rate adjustments	—	N/A		6	(10)	—	N/A		(29)	(10)
Consolidated	$743	32%	(11)	$235		$779	(3)%	(11)	$(23)
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.
(2)Includes deduction for percentage depletion of $(14) and $(13) and mining taxes net of associated federal benefit of $8 and $10, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(2) and $(3), respectively.
(4)Includes valuation allowance of $25 and $32, respectively.
(5)Includes mining taxes net of associated federal benefit of $14 and $14, tax impact from the exposure to fluctuations in foreign currency of $4 and $16, and valuation allowance of $— and $(148), respectively.
(6)Includes mining taxes net of associated federal benefit of $— and $(1), valuation allowance of $(1) and $8, and expense related to prior year tax disputes of $— and $28, respectively.
(7)Includes mining taxes net of associated federal benefit of $4 and $— , valuation allowance of $1 and $36, uncertain tax position reserve adjustment of $1 and $(6), and tax impacts from the exposure to fluctuations in foreign currency of $2 and $(9), respectively.
(8)Includes mining tax net of associated federal benefit of $14 and $3, valuation allowance of $(2) and $(5), uncertain tax position reserve adjustment of $— and $(19) and tax impact from the exposure to fluctuations in foreign currency of $(19) and $(157), respectively.
(9)Includes tax impacts from the exposure to fluctuations in foreign currency of $(10) and $(10), respectively.
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
During the third quarter of 2020, the Nevada legislature passed three resolutions proposing amendments to the Nevada Constitution to modify provisions regarding the Net Proceeds of Minerals tax. Any of the proposed resolutions, if enacted by the 2021 session of the Nevada Legislature, would significantly increase the mining taxes paid by NGM. These resolutions will require further approvals over a multi-year process which would ultimately include a statewide vote. NGM has engaged stakeholders to discuss the potential impact of the resolutions, the fiscal requirements of the State, and the economic contributions of the Nevada mining industry.
Governments in various jurisdictions in which the Company operates passed legislation in response to the COVID-19 pandemic. The Company has evaluated these provisions and determined there is no impact on the income tax expense.

Equity income (loss) of affiliates was $50 and $37 during the three months ended March 31, 2021 and 2020, respectively. The increases are primarily due to income of $50 from the Pueblo Viejo mine. For the three months ended March 31, 2021 and 2020, earnings before income taxes and depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $117 and $101, respectively. Pueblo Viejo EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For additional information regarding our Equity income (loss) of affiliates, see Note 10.
Results of Consolidated Operations
Newmont has developed gold equivalent ounces (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2021 GEO Price	$1,200	$2.75	$22.00	$0.90	$1.05
2020 GEO Price	$1,200	$2.75	$16.00	$0.95	$1.20
Our mines continued to operate with robust controls, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate. We have adopted a risk-based approach to business travel, are providing flexible and remote working plans for employees and are maintaining effective testing, contact tracing procedures and "social distancing" protocols. For the three months ended March 31, 2021, we incurred $22 of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, as a result of these and other actions taken to protect our employees and operations, and to support the local communities in which we operate, of which $21 is included in All-in sustaining costs. See Note 6 to the Condensed Consolidated Financial Statements.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	413	376	$736	$863	$349	$359	$957	$1,067
South America	232	327	791	806	373	343	1,063	997
Australia	269	258	750	730	171	184	1,104	949
Africa	205	186	758	737	309	311	950	930
Nevada	303	329	745	733	417	395	868	927
Total/Weighted-Average (5)	1,422	1,476	$752	$781	$331	$328	$1,039	$1,030
Attributable to Newmont	1,364	1,384

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (6)	285	310	$518	$580	$268	$279	$763	$841
Australia (7)	32	29	935	813	150	153	1,404	1,035
Total/Weighted-Average	317	339	$555	$602	$257	$267	$819	$860

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	91	95
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended March 31, 2021, Depreciation and amortization includes $— in care and maintenance costs. For the three months ended March 31, 2020, Depreciation and amortization includes $2 and $5 in care and maintenance costs at North America and South America, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended March 31, 2021, All-in sustaining costs includes $— in care and maintenance costs. For the three months ended March 31, 2020, All-in sustaining costs includes $9 and $11 in care and maintenance costs at North America and South America, respectively.
(4)For the three months ended March 31, 2021, All-in sustaining costs include incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net of $7, $12, $1 and $1 at North America, South America, Australia and Africa, respectively, totaling $21. For the three months ended March 31, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.

(6)For the three months ended March 31, 2021, the Peñasquito mine in North America produced 8,162 thousand ounces of silver, 50 million pounds of lead and 111 million pounds of zinc. For the three months ended March 31, 2020, the Peñasquito mine in North America produced 9,497 thousand ounces of silver, 62 million pounds of lead and 135 million pounds of zinc.
(7)For the three months ended March 31, 2021 and 2020, the Boddington mine in Australia produced 14 million and 13 million pounds of copper, respectively.
(8)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended March 31, 2021 compared to 2020
Consolidated gold production decreased 4% primarily due to lower leach pad production and ramp down of the mill at Yanacocha, lower ore grade milled at Merian and limited ore availability at Cerro Negro, all in South America, the sale of Red Lake in North America and lower mill throughput at NGM in Nevada, partially offset by higher ore grade milled and higher mill throughput at Peñasquito and Musselwhite in North America, and at Boddington in Australia, in addition to higher ore grade milled at Akyem in Africa.
Consolidated gold equivalent ounces – other metals production decreased 6% primarily due to lower ore grade milled at Peñasquito in North America, partially offset by higher ore grade milled and higher mill throughput at Boddington in Australia.
Costs applicable to sales per consolidated gold ounce decreased 4% primarily due to higher by-product credits and lower stockpile and leach-pad inventory adjustments, partially offset by higher gold price-driven royalties and lower gold ounces sold. Costs applicable to sales per consolidated gold equivalent ounce – other metals decreased 8% primarily due to lower co-product allocation of costs to other metals and higher gold equivalent ounces – other metals sold at Peñasquito in North America, partially offset by an unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper and higher copper price-driven royalties at Boddington in Australia.
Depreciation and amortization per consolidated gold ounce increased 1% primarily due to lower gold production. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 4% primarily due to lower co-product allocation of costs to other metals and higher gold equivalent ounces – other metals sold at Peñasquito in North America.
All-in sustaining costs per consolidated gold ounce increased 1% primarily due to higher sustaining capital spend, partially offset by lower costs applicable to sales per gold ounce. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 5% primarily due to lower costs applicable to sales per gold equivalent ounce – other metals, partially offset by higher sustaining capital spend.
North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	61	69	$1,089	$916	$317	$298	$1,286	$1,043
Red Lake (5)	—	38	—	1,066	—	44	—	1,182
Musselwhite	36	15	1,010	1,715	517	959	1,305	2,602
Porcupine	75	77	894	759	326	342	1,104	881
Éléonore	63	61	873	909	529	468	1,226	1,248
Peñasquito	178	116	471	655	254	299	632	769
Total/Weighted-Average (6)	413	376	$736	$863	$349	$359	$957	$1,067

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (7)	285	310	$518	$580	$268	$279	$763	$841
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended March 31, 2021 and 2020, Depreciation and amortization includes $— and $2, respectively, in care and maintenance costs at Éléonore.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended March 31, 2021, All-in sustaining costs includes $— in care and maintenance costs. For the three months ended March 31, 2020, All-in sustaining costs includes $3 and $6 in care and maintenance costs at Musselwhite and Éléonore, respectively.
(4)For the three months ended March 31, 2021 and 2020, All-in sustaining costs include $7 and $—, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. These costs were excluded from AISC for the same period in 2020.
(5)The sale of the Red Lake complex closed on March 31, 2020. Refer to Note 7 for more information on asset sales.
(6)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.

(7)For the three months ended March 31, 2021, Peñasquito produced 8,162 thousand ounces of silver, 50 million pounds of lead and 111 million pounds of zinc. For the three months ended March 31, 2020, Peñasquito produced 9,497 thousand ounces of silver, 62 million pounds of lead and 135 million pounds of zinc.
Three months ended March 31, 2021 compared to 2020
CC&V, USA. Gold production decreased 12% primarily driven by lower leach pad production, lower recovery, lower ore grades milled and lower mill throughput. Costs applicable to sales per gold ounce increased 19% primarily due to lower ore grade mined, higher inventory adjustments and lower gold ounces sold. Depreciation and amortization per gold ounce increased 6% primarily due to higher inventory adjustments and lower gold ounces sold. All-in sustaining costs per gold ounce increased 23% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Musselwhite, Canada. Gold production increased 140% primarily driven by higher mill throughput and higher ore grades milled. The higher mill throughput in the current quarter as compared to the prior quarter was a result of the site re-starting processing activities in February 2020 following the conveyor fire in March 2019, in addition to the site being placed on care and maintenance as a result of the COVID-19 pandemic in March 2020. Costs applicable to sales per gold ounce decreased 41% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 46% primarily driven by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 50% primarily driven by lower costs applicable to sales per gold ounce during the quarter and care and maintenance costs in the prior year, partially offset by higher sustaining capital spend.
Porcupine, Canada. Gold production decreased 3% primarily driven by lower mill throughput, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 18% primarily driven by higher mine maintenance costs. Depreciation and amortization per gold ounce decreased 5% primarily driven by a longer reserve life. All-in sustaining costs per gold ounce increased 25% primarily driven by higher costs applicable to sales per gold ounce and higher advanced projects and sustaining capital spend.
Éléonore, Canada. Gold production increased 3% primarily driven by higher mill throughput and higher draw-down of in-circuit inventory, partially offset by lower ore grade milled and lower recovery. Costs applicable to sales per gold ounce decreased 4% primarily driven by higher gold ounces mined as a result of higher ore tons mined partially offset by lower gold ounces sold. Depreciation and amortization per gold ounce increased 13% primarily driven by lower gold ounces sold, partially offset by care and maintenance costs in the prior year. All-in sustaining costs per gold ounce decreased 2% primarily due to lower costs applicable to sales per gold ounce in the current quarter and care and maintenance costs in the prior year, partially offset by higher sustaining capital spend.
Peñasquito, Mexico. Gold production increased 53% primarily driven by higher ore grade milled and higher mill throughput. Gold equivalent ounces – other metals production decreased 8% primarily driven by lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce decreased 28% primarily driven by higher gold ounces sold, partially offset by higher co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals decreased 11% primarily driven by lower co-product allocation of costs to other metals and higher gold equivalent ounces – other metals sold. Depreciation and amortization per gold ounce decreased 15% primarily driven by higher gold ounces sold, partially offset by higher co-product allocation of costs to gold. Depreciation and amortization per gold equivalent ounce – other metals decreased 4% primarily driven by lower co-product allocation of costs to other metals and higher gold equivalent ounces – other metals sold. All-in sustaining costs per gold ounce decreased 18% primarily driven by lower costs applicable to sales per gold ounce, partially offset by higher treatment and refining costs and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 9% primarily driven by lower costs applicable to sales per gold equivalent ounce - other metals.
South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	62	122	$818	$1,075	$452	$372	$1,215	$1,309
Merian	114	133	748	621	234	189	864	707
Cerro Negro	56	72	856	699	564	542	1,263	985
Total / Weighted Average (5)	232	327	$791	$806	$373	$343	$1,063	$997
Yanacocha (48.65%)	(30)	(59)
Merian (25.00%)	(28)	(33)
Attributable to Newmont	174	235

Attributable gold from equity method investments (6)	(ounces in thousands)
Pueblo Viejo (40%)	91	95

___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended March 31, 2021, Depreciation and amortization includes $— in care and maintenance costs. For the three months ended March 31, 2020, Depreciation and amortization includes $2 and $3 in care and maintenance costs at Yanacocha and Cerro Negro, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended March 31, 2021, All-in sustaining costs includes $— in care and maintenance costs. For the three months ended March 31, 2020, All-in sustaining costs includes $4 and $7 in care and maintenance costs at Yanacocha and Cerro Negro, respectively.
(4)For the three months ended March 31, 2021 and 2020, All-in sustaining costs include $12 and $—, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. These costs were excluded from AISC for the same period in 2020.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended March 31, 2021 compared to 2020
Yanacocha, Peru. Gold production decreased 49% primarily due to lower leach pad production and lower mill throughput as a result of the ramp down of the mill. Costs applicable to sales per gold ounce decreased 24% primarily due to higher by-product credit and no leach pad inventory adjustments in the current year, partially offset by lower gold ounces sold. Depreciation and amortization per gold ounce increased 22% primarily due to lower gold ounces sold, partially offset by no leach pad inventory adjustments in the current year. All-in sustaining costs per gold ounce decreased 7% primarily due to lower costs applicable to sales per gold ounce, partially offset by incremental direct spend related to the COVID-19 pandemic this year.
Merian, Suriname. Gold production decreased 14% primarily due to lower ore grade milled, partially offset by higher mill throughput and a higher draw-down of in-circuit ounces. Costs applicable to sales per gold ounce increased 20% primarily due to lower gold ounces sold, lower gold ounces mined as a result of a higher strip ratio and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 24% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 22% primarily due to higher costs applicable to sales per gold ounce.
Cerro Negro, Argentina. Gold production decreased 22% primarily due to limited ore availability from the mine as a result of COVID-19 related restrictions and impacts. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 4% primarily driven by lower gold ounces sold. All-in sustaining costs per gold ounce increased 28% primarily driven by higher costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Gold production decreased 4% primarily due to lower mill throughput, partially offset by higher ore grade milled. Refer to Note 10 to our Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	152	142	$899	$883	$142	$156	$1,330	$1,094
Tanami	117	116	570	540	193	202	796	728
Total/Weighted-Average (4)	269	258	$750	$730	$171	$184	$1,104	$949

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	32	29	$935	$813	$150	$153	$1,404	$1,035
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)For the three months ended March 31, 2021 and 2020, All-in sustaining costs include $1 and $—, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. These costs were excluded from AISC for the same period in 2020.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended March 31, 2021 and 2020, Boddington produced 14 million and 13 pounds of copper, respectively.

Three months ended March 31, 2021 compared to 2020
Boddington, Australia. Gold production increased 7% primarily due to higher ore grade milled as a result of higher ore grade mined and higher mill throughput. Gold equivalent ounces – other metals production increased 10% primarily due to higher ore grade milled as a result of higher ore grade mined and higher mill throughput. Costs applicable to sales per gold ounce increased 2% primarily due to an unfavorable Australian dollar foreign currency exchange rate and higher gold price-driven royalties, partially offset by higher gold production, lower maintenance costs and lower co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals increased 15% primarily due to an unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper and higher copper price-driven royalties, partially offset by higher copper production and lower maintenance costs. Depreciation and amortization per gold ounce decreased 9% primarily due to a longer reserve life and higher gold production. Depreciation and amortization per gold equivalent ounce – other metals decreased 2% primarily due to a longer reserve life and higher copper production. All-in sustaining costs per gold ounce increased 22% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 36% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold equivalent ounces – other metals.
Tanami, Australia. Gold production increased 1% primarily due to higher mill throughput and a lower build-up of in-circuit ounces. Costs applicable to sales per gold ounce increased 6% primarily due to an unfavorable Australian dollar foreign currency exchange rate and higher gold price-driven royalties, partially offset by higher gold ounces sold and lower paste backfill spend. Depreciation and amortization per gold ounce decreased 4% primarily due to a longer reserve life and higher gold ounces sold. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	102	102	$882	$845	$312	$300	$1,094	$1,055
Akyem	103	84	634	613	305	323	788	766
Total / Weighted Average (4)	205	186	$758	$737	$309	$311	$950	$930
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)For the three months ended March 31, 2021 and 2020, All-in sustaining costs include $1 and $—, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended March 31, 2021 compared to 2020
Ahafo, Ghana. Gold production was in line with the prior year as lower ore grade milled was offset by higher mill throughput and a higher draw-down of in-circuit ounces. Costs applicable to sales per gold ounce increased 4% primarily due to lower gold ounces mined as a result of a higher strip ratio and higher gold price-related royalties. Depreciation and amortization per gold ounce increased 4% primarily due to lower gold ounces mined as a result of a higher strip ratio. All-in sustaining costs per gold ounce increased 4% primarily due to higher costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production increased 23% primarily due to higher ore grade milled and a higher draw-down of in-circuit ounces, partially offset by lower mill throughput. Costs applicable to sales per gold ounce increased 3% primarily due to lower gold ounces mined as a result of a higher strip ratio and higher gold price-related royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 6% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 3% primarily due to higher costs applicable to sales per gold ounce.
Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	303	329	$745	$733	$417	$395	$868	$927
Total/Weighted-Average (3)	303	329	$745	$733	$417	$395	$868	$927

____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended March 31, 2021 compared to 2020
Nevada Gold Mines, USA. Attributable gold production decreased 8% primarily due to 9% lower production at Carlin due to lower mill throughput as a result of ore blending, 22% lower production at Cortez due to lower ore tons mined as a result of a higher strip ratio, and 29% lower production at Phoenix due to lower ore grade processed, partially offset by 48% higher production at Long Canyon due to higher leach tons placed and higher ore grade mined, and 9% higher production at Turquoise Ridge due to higher mill throughput and higher ore grade mined.
Costs applicable to sales per gold ounce increased 2% primarily due to 37% higher costs applicable to sales per gold ounce at Cortez as a result of lower gold ounces sold and higher stockpile inventory adjustments, and 3% higher costs applicable to sales per gold ounce at Carlin as a result of lower gold ounces sold, partially offset by 69% and 6% lower costs applicable to sales per gold ounce at Long Canyon and Turquoise Ridge, respectively, as a result of higher gold ounces sold, in addition to 39% lower costs applicable to sales at Phoenix due to higher by-product-credits.
Depreciation and amortization per gold ounce increased 6% primarily due to 20%, 15% and 10% higher depreciation and amortization per gold ounce at Cortez, Carlin and Phoenix, respectively, due to lower ounces sold, partially offset by 40% and 8% lower depreciation and amortization per gold ounce at Long Canyon and Turquoise Ridge, respectively, as a result of higher gold ounces sold.
All-in sustaining costs per gold ounce decreased 6% primarily due to 65%, 38% and 10% lower All-in sustaining costs per gold ounce at Long Canyon, Phoenix and Turquoise Ridge, respectively, as a result of lower costs applicable to sales per gold ounce and lower sustaining capital spend at Cortez and Carlin, partially offset by 14% and 4% higher All-in sustaining costs per gold ounce at Cortez and Carlin, respectively, as a result of higher costs applicable to sales per gold ounce.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Mexican peso, the Canadian dollar, the Peruvian sol, the Argentine peso, the Surinamese dollar and the Ghanaian Cedi. Approximately 52% and 45% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended March 31, 2021 and 2020, respectively, including approximately 18% denominated in the Australian Dollar, 15% denominated in the Mexican Peso, 13% denominated in the Canadian Dollar, 3% denominated in the Peruvian Sol, 2% denominated in the Argentine Peso, 1% denominated in the Surinamese Dollar and a nominal amount denominated in the Ghanaian Cedi in the current quarter. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales by $9 per ounce during the three months ended March 31, 2021, compared to the same period in 2020, primarily in Australia.
Our Cerro Negro mine, located in Argentina, is a U.S. dollar functional currency entity. Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. In recent years, Argentina’s central bank (“BCRA”) enacted a number of foreign currency controls in an effort to stabilize the local currency (“currency controls”), including requiring the Company to convert proceeds from metal sales to the Argentine Peso within five business days from receipt of cash, as well as restricting payments to foreign beneficiaries by requiring approval of any Company dividends, royalties or distributions to the parent or related companies. Additionally, BCRA has restricted access to the local foreign exchange market to purchase foreign currency to be used in the repayment of principal on related party cross-border financial debts without a prior approval request. Only interest remains as a non-restricted payment. While we have balances denominated in Argentine pesos that relate to accounts payable and employee-related liabilities and tax receivables and liabilities, the majority of Cerro Negro’s activity has historically been denominated in U.S. dollars. Additionally, a component of the deferred tax liability is carried in Argentine pesos, which is impacted by fluctuations in the Argentine peso exchange rate. We do not hold any third-party debt at Cerro Negro. However, these restrictions directly impact Cerro Negro’s ability to pay the principal portion of intercompany debt. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the United States. Currently, these currency controls are not expected to have a material impact on our financial statements.

Our Merian mine is located in the country of Suriname, which has experienced significant swings in inflation rates for the last three years. On March 24, 2020, Suriname's central bank enacted the Act Controlling Currency Transactions and Transactions Bureaus in an effort to stabilize the local currency (the "Act"), which was subsequently repealed by Parliament on March 30, 2021. The Surinamese Government is still considering measures with regard to the repatriation of export earnings and restrictions on imports; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. Therefore, we do not expect there to be a current or future impact to our operations or financial statements. Additionally, on September 21, 2020, the central bank of Suriname adopted a controlled floating rate system and concurrently announced a significant devaluation of the Surinamese dollar. While we have employee-related liabilities denominated in Surinamese dollars, which are impacted by this devaluation, the majority of Merian’s activity has historically been denominated in U.S. dollars. Therefore, the devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
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
The COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In an effort to protect the health and safety of our workforce, their families and neighboring communities in which we operate, we put five mine sites temporarily into care and maintenance during March and April 2020, while the remaining sites continued to operate. We worked closely with local stakeholders to resume operations at all five mine sites during the second quarter of 2020. As of March 31, 2021, all sites were fully operational, with the exception of Cerro Negro that continues to focus on returning operations to full capacity while managing ongoing COVID-related impacts.
Depending on the duration and extent of the impact of the COVID-19 pandemic, sites could be placed into care and maintenance; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of March 31, 2021, we believe our available liquidity allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
In April 2021, the Board declared a dividend of $0.55 per share on first quarter 2021 earnings, determined under the dividend framework established and approved by the Board in 2020 to share incremental free cash flow with shareholders at higher gold prices. The framework returns 40 to 60 percent of incremental attributable free cash flow to shareholders that is generated above a $1,200 per ounce gold price. This framework is non-binding and will be periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the board and will depend on the Company’s financial results, cash requirements, future prospects, COVID-19 impacts and other factors deemed relevant by the board.
In March 2021, we entered into a binding agreement to acquire the remaining 85.1% of common shares of GT Gold Corp. ("GT Gold") not already owned by Newmont. Under the terms of the arrangement, we will acquire the outstanding shares at a price of C$3.25 per share, for estimated cash consideration of $313. The transaction is expected to close in the second quarter of 2021.
In January 2021, the Company announced that the Board of Directors authorized a new stock repurchase program for up to $1 billion of common stock to be repurchased in the next 18 months. Through March 31, 2021, no shares had been repurchased under the plan.
At March 31, 2021, the Company had $5,518 in Cash and cash equivalents, of which $1,497 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. At March 31, 2021, $411 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held to fund those operations. At March 31, 2021, $1,181 in consolidated cash and cash equivalents ($785 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
In April 2021, the Company fully redeemed the remaining outstanding balance of the 2021 Senior Notes due June 2021 for a redemption price of $557 which comprised the principal plus accrued and unpaid interest. We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At March 31, 2021, our borrowing capacity on our revolving credit facility was $2,989 and we had no borrowings outstanding under the revolving credit facility. We continue to remain compliant with covenants and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.

Our financial position was as follows:

	At March 31, 2021	At December 31, 2020
Debt	$6,030	$6,031
Lease and other financing obligations	684	671
Less: Cash and cash equivalents	(5,518)	(5,540)
Net debt	$1,196	$1,162
Borrowing capacity on revolving credit facility	$2,989	$2,928
Total liquidity (1)	$8,507	$8,468
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.
Cash Flows
Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities of continuing operations	$841	$939
Net cash provided by (used in) operating activities of discontinued operations	—	(3)
Net cash provided by (used in) operating activities	$841	$936

Net cash provided by (used in) investing activities	$(350)	$1,123

Net cash provided by (used in) financing activities	$(511)	$(586)
Net cash provided by (used in) operating activities of continuing operations was $841 during the three months ended March 31, 2021, a decrease of $98 from the three months ended March 31, 2020, primarily due to an increase in tax payments and payments on accounts payable, partially offset by higher average realized metal prices.
Net cash provided by (used in) investing activities of continuing operations was $(350) during the three months ended March 31, 2021, a decrease in cash provided of $1,473 from the three months ended March 31, 2020, primarily due to the sale of the Kalgoorlie and Red Lake operations in 2020, the sale of our investment in Continental Gold in 2020 and higher capital expenditures in 2021.
Net cash provided by (used in) financing activities was $(511) during the three months ended March 31, 2021, a decrease in cash used of $75 from the three months ended March 31, 2020, primarily due to lower debt repayments in 2021 and repurchases of common stock under the share buyback plan in 2020, partially offset by proceeds from the issuance of 2.25% 2030 Senior Notes in 2020 and an increase in dividends paid to stockholders in 2021.
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

For the three months ended March 31, 2021 and 2020, we had Additions to property, plant and mine development as follows:

	2021			2020
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$4	$73	$77	$20	$61	$81
South America	22	23	45	20	23	43
Australia	59	88	147	13	47	60
Africa	14	25	39	14	23	37
Nevada	11	31	42	13	46	59
Corporate and other	1	3	4	2	6	8
Accrual basis	$111	$243	$354	$82	$206	$288
Decrease (increase) in non-cash adjustments			45			40
Cash basis			$399			$328
For the three months ended March 31, 2021, development projects included Pamour in North America; Yanacocha Sulfides, Quecher Main and Cerro Negro expansion projects in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex and Turquoise Ridge 3rd shaft in Nevada. For the three months ended March 31, 2020, development projects included Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides in South America; Tanami Expansion 2 in Australia; Ahafo North in Africa; and Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez in Nevada.
For the three months ended March 31, 2021 and 2020, sustaining capital included the following:
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
•Australia. Capital expenditures primarily related to Autonomous Haulage System at Boddington, equipment and capitalized component purchases, underground mine development and tailings and support facilities;
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
Debt
There were no material changes to our debt and corporate revolving credit facilities since December 31, 2020, except as noted in Note 18 to the Condensed Consolidated Financial Statements.
As part of the amended terms to the revolving credit agreement, the interest rate includes a margin adjustment based on the Company’s ESG scores. The ESG scores are comprised of (i) the S&P Global ESG Score defined per the amendment as the overall score in respect of ESG factors, as calculated and assigned to the Company from time to time by S&P Global Inc. and (ii) MSCI ESG Rating defined per the amendment as the overall score in respect of ESG factors, as calculated and assigned to the Borrower from time to time by MSCI ESG Research LLC, a division of MSCI Inc. The maximum adjustment resulting from the ESG scores is plus or minus 0.05% and is not expected to have a material impact on Interest expense, net of capitalized interest.
Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2020, for information regarding our debt and corporate revolving credit facilities.
Debt Covenants
There were no material changes to our debt covenants. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2020, for information regarding our debt covenants.
At March 31, 2021, we were in compliance with all existing debt covenants and provisions related to potential defaults.

Letters of Credit and Other Guarantees
There have been no material changes in our off-balance sheet arrangements since December 31, 2020. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2020, for information regarding our off-balance sheet arrangements
Supplemental Guarantor Information
In September 2018, we filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries. These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. There are no restrictions on the ability of Newmont, as issuer, or Newmont USA, as guarantor (collectively, the “Obligor Group”), to obtain funds from its subsidiaries by dividend, loan or otherwise. Additionally, the cash provided by operations of the Obligor Group and all of its subsidiaries is available to satisfy debt repayments as they become due, except to the extent of any rights of noncontrolling interests. Net assets attributable to noncontrolling interests were $831 and $837 at March 31, 2021 and December 31, 2020, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM and 51.35% interest in Yanacocha. Prior to July 1, 2019, Newmont USA included certain operations from our previous Nevada mining operations, which were contributed in exchange for our 38.5% interest in NGM. For further information regarding these and our other operations, see Note 3 to our Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at March 31, 2021 and December 31, 2020.

	Obligor Group		Newmont USA
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Current intercompany assets	$12,027	$11,641	$5,037	$4,882
Non-current intercompany assets	$2,042	$2,120	$191	$282
Current intercompany liabilities	$9,315	$8,840	$1,913	$1,934
Current external debt	$964	$473	$—	$—
Non-current external debt	$4,890	$5,382	$—	$—
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
At March 31, 2021, Newmont USA had approximately $5,854 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at March 31, 2021, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).

Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At March 31, 2021, (i) Newmont’s total consolidated indebtedness was approximately $6,714, none of which was secured (other than $684 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $5,897 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on Newmont’s debt subject to the subsidiary guarantees, see Note 18 to our Condensed Consolidated Financial Statements.
Contractual Obligations
As of March 31, 2021, there have been no material changes in our contractual obligations since December 31, 2020 to the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2020 for information regarding our contractual obligations.
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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings “Environmental” and “Critical Accounting Policies” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2020, filed February 18, 2021 on Form 10-K. For more information on the Company’s reclamation and remediation liabilities, see Notes 5 and 22 to the Condensed Consolidated Financial Statements.
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For more information on the Company’s ESG efforts, refer to Part I, Item 1 in our annual report on Form 10-K, for the year ended December 31, 2020.
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

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Newmont stockholders	$559	$822
Net income (loss) attributable to noncontrolling interests	20	2
Net (income) loss from discontinued operations	(21)	15
Equity loss (income) of affiliates	(50)	(37)
Income and mining tax expense (benefit)	235	(23)
Depreciation and amortization	553	565
Interest expense, net	74	82
EBITDA	$1,370	$1,426
Adjustments:
Change in fair value of investments (1)	$110	$93
(Gain) loss on asset and investment sales (2)	(43)	(593)
Reclamation and remediation charges (3)	10	—
Restructuring and severance (4)	5	1
Settlement costs (5)	3	6
COVID-19 specific costs (6)	1	2
Impairment of long-lived and other assets (7)	1	—
Impairment of investments (8)	—	93
Loss on debt extinguishment (9)	—	74
Goldcorp transaction and integration costs (10)	—	16
Adjusted EBITDA (11)	$1,457	$1,118
____________________________
(1)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 15 to our Condensed Consolidated Financial Statements.
(2)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents a gain on the sale of TMAC in 2021 and gains on the sale of Kalgoorlie and Continental in 2020. For additional information, see Note 7 to our Condensed Consolidated Financial Statements.
(3)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value.
(4)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
(5)Settlement costs, included in Other expense, net, primarily represents certain costs associated with legal and other settlements.
(6)COVID-19 specific costs, included in Other expense, net, primarily includes amounts distributed from the Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. For the period ended March 31, 2021, Adjusted EBITDA has not been adjusted for $21 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. See Note 6 to our Condensed Consolidated Financial Statements for further information.
(7)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use.
(8)Impairment of investments, included in Other income, net, primarily represents the other-than-temporary impairment of the TMAC investment recorded in 2020.
(9)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during 2020.
(10)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents subsequent integration costs incurred during 2020 related to the Newmont Goldcorp transaction.
(11)Adjusted EBITDA has not been adjusted for $— and $20 during the periods ended March 31, 2021 and March 31, 2020, respectively, of cash care and maintenance costs, included in Other expense, net, which primarily represent costs incurred associated with our Musselwhite, Éléonore, Yanacocha and Cerro Negro mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic.
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

	Three Months Ended March 31,
	2021	2020
Equity income (loss) of affiliates	$50	$37
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	—	11
Equity income (loss) of affiliates, Pueblo Viejo (1)	50	48
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	47	37
Depreciation and amortization	20	16
Pueblo Viejo EBITDA	$117	$101
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

	Three Months Ended March 31, 2021
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$559	$0.70	$0.70
Net loss (income) attributable to Newmont stockholders from discontinued operations	(21)	(0.03)	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations	538	0.67	0.67
Change in fair value of investments (2)	110	0.14	0.14
(Gain) loss on asset and investment sales (3)	(43)	(0.05)	(0.05)
Reclamation and remediation charges (4)	10	0.01	0.01
Restructuring and severance, net (5)	4	—	—
Settlement costs (6)	3	—	—
COVID-19 specific costs (7)	1	—	—
Impairment of long-lived and other assets (8)	1	—	—
Tax effect of adjustments (9)	(19)	(0.02)	(0.02)
Valuation allowance and other tax adjustments, net (10)	(11)	(0.01)	(0.01)
Adjusted net income (loss)	$594	$0.74	$0.74

Weighted average common shares (millions): (11)		801	802
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 15 to our Condensed Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents a gain on the sale of TMAC. For additional information, see Note 7 to our Condensed Consolidated Financial Statements.
(4)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value.
(5)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(1).
(6)Settlement costs, included in Other expense, net, primarily represents certain costs associated with legal and other settlements.
(7)COVID-19 specific costs, included in Other expense, net, primarily includes amounts distributed from the Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $21 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. See Note 6 to our Condensed Consolidated Financial Statements for further information.
(8)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use.
(9)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (8), as described above, and are calculated using the applicable regional tax rate.
(10)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment is due to a net increase or (decrease) to capital losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $21, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(28), and other tax adjustments of $(2). Total amount is presented net of income (loss) attributable to noncontrolling interests of $(2).
(11)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Three Months Ended March 31, 2020
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$822	$1.02	$1.02
Net loss (income) attributable to Newmont stockholders from discontinued operations	15	0.02	0.02
Net income (loss) attributable to Newmont stockholders from continuing operations	837	1.04	1.04
(Gain) loss on asset and investment sales (2)	(593)	(0.73)	(0.73)
Change in fair value of investments (3)	93	0.11	0.11
Impairment of investments (4)	93	0.11	0.11
Loss on debt extinguishment (5)	74	0.09	0.09
Goldcorp transaction and integration costs (6)	16	0.02	0.02
Settlement costs (7)	6	—	—
COVID-19 specific costs (8)	2	—	—
Restructuring and severance (9)	1	—	—
Tax effect of adjustments (10)	93	0.13	0.13
Valuation allowance and other tax adjustments, net (11)	(296)	(0.37)	(0.37)
Adjusted net income (loss) (12)	$326	$0.40	$0.40

Weighted average common shares (millions): (13)		807	809
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains on the sale of Kalgoorlie and Continental. For additional information, see Note 7 to our Condensed Consolidated Financial Statements.
(3)Change in fair value of investments, included in Other income, net, primarily represents unrealized holding gains and losses on marketable equity securities and our investment instruments. For additional information regarding our investment, see Note 15 to our Condensed Consolidated Financial Statements.
(4)Impairment of investments, included in Other income, net, represents the other-than-temporary impairment of the TMAC investment.
(5)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes.
(6)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents incremental direct costs incurred related to the Newmont Goldcorp transaction.
(7)Settlement costs, included in Other expense, net, primarily represents certain costs associated with legal and other settlements.
(8)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. See Note 6 to our Condensed Consolidated Financial Statements for further information.
(9)Restructuring and severance, included in Other expense, net, primarily represents certain costs associated with severance and legal costs.
(10)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment is due to a net increase or (decrease) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $(109), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(179), reductions to the reserve for uncertain tax positions of $(24) and other tax adjustments of $31. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(15).
(12)Adjusted net income (loss) has not been adjusted for $18 of cash and $6 of non-cash care and maintenance costs, included in Other expense, net and Depreciation and amortization, respectively, which primarily represent costs associated with our Musselwhite, Éléonore, Yanacocha and Cerro Negro mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during the period ended March 31, 2020. Amounts are presented net of income (loss) attributable to noncontrolling interests of $2 and $1, respectively.

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

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$841	$936
Less: Net cash used in (provided by) operating activities of discontinued operations	—	3
Net cash provided by (used in) operating activities of continuing operations	841	939
Less: Additions to property, plant and mine development	(399)	(328)
Free Cash Flow	$442	$611

Net cash provided by (used in) investing activities (1)	$(350)	$1,123
Net cash provided by (used in) financing activities	$(511)	$(586)
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

The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per ounce

	Three Months Ended March 31,
	2021	2020
Costs applicable to sales (1)(2)	$1,065	$1,140
Gold sold (thousand ounces)	1,417	1,460
Costs applicable to sales per ounce (3)	$752	$781
____________________________
(1)Includes by-product credits of $55 and $24 during the three months ended March 31, 2021 and 2020, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended March 31,
	2021	2020
Costs applicable to sales (1)(2)	$182	$192
Gold equivalent ounces - other metals (thousand ounces) (3)	327	319
Costs applicable to sales per ounce (4)	$555	$602
____________________________
(1)Includes by-product credits of $1 and $— during the three months ended March 31, 2021 and 2020, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021 and Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.
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
The following disclosure provides information regarding the adjustments made in determining the All-in sustaining costs measure:
Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Operations less the amount of CAS attributable to the production of other metals at our Peñasquito and Boddington mines. The other metals CAS at those mine sites is disclosed in Note 3 to the Condensed Consolidated Financial Statements. The allocation of CAS between gold and other metals at the Peñasquito and Boddington mines is based upon the relative sales value of gold and other metals produced during the period.
Reclamation costs. Includes accretion expense related to reclamation liabilities and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the reclamation liabilities and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines.
Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines.
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
Other expense, net. We exclude certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines.
Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on our Condensed Consolidated Statements of Operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines.
Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. We determined development (i.e. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation and are excluded from the calculation of AISC. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines.

Three Months Ended March 31, 2021	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)
Gold
CC&V	$61	$2	$—	$—	$—	$—	$9	$72	56	$1,286
Musselwhite	39	—	2	—	—	—	9	50	39	1,305
Porcupine	66	1	4	—	—	—	9	80	74	1,104
Éléonore	53	1	1	—	2	—	18	75	61	1,226
Peñasquito	89	2	1	—	3	10	16	121	190	632
Other North America	—	—	1	2	—	—	—	3	—	—
North America	308	6	9	2	5	10	61	401	420	957

Yanacocha	50	12	2	—	8	—	2	74	61	1,215
Merian	81	1	—	—	1	—	10	93	108	864
Cerro Negro	40	1	1	—	6	—	11	59	47	1,263
Other South America	—	—	—	2	1	—	—	3	—	—
South America	171	14	3	2	16	—	23	229	216	1,063

Boddington	131	3	2	—	—	3	56	195	146	1,330
Tanami	70	—	1	—	1	—	25	97	122	796
Other Australia	—	—	—	3	—	—	1	4	—	—
Australia	201	3	3	3	1	3	82	296	268	1,104

Ahafo	92	2	2	—	1	—	17	114	104	1,094
Akyem	66	8	—	—	—	—	8	82	104	788
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	158	10	2	2	1	—	25	198	208	950

Nevada Gold Mines	227	2	2	3	—	—	31	265	305	868
Nevada	227	2	2	3	—	—	31	265	305	868

Corporate and Other	—	—	25	53	2	—	3	83	—	—
Total Gold	$1,065	$35	$44	$65	$25	$13	$225	$1,472	1,417	$1,039

Gold equivalent ounces - other metals (11)
Peñasquito	$155	$2	$—	$—	$4	$43	$23	$227	298	$763
Boddington	27	1	—	—	—	1	12	41	29	1,404
Total Gold Equivalent Ounces	$182	$3	$—	$—	$4	$44	$35	$268	327	$819

Consolidated	$1,247	$38	$44	$65	$29	$57	$260	$1,740
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $56 and excludes co-product revenues of $390.
(3)Includes stockpile and leach pad inventory adjustments of $4 at CC&V and $10 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $20 and $18, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value of $13 and $13, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $2 at CC&V, $1 at Porcupine, $1 at Éléonore, $1 at Yanacocha, $1 at Merian, $6 at Other South America, $2 at Tanami, $2 at Other Australia, $1 at Ahafo, $1 at Akyem and $4 at NGM, totaling $22 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $7 for North America, $12 for South America, $1 for Australia and $1 for Africa, totaling $21.
(7)Other expense, net is adjusted for restructuring and severance costs of $5, settlement costs of $3, distributions from the Newmont Global Community Support Fund of $1 and impairment of long-lived and other assets of $1.
(8)Includes sustaining capital expenditures of $73 for North America, $23 for South America, $88 for Australia, $25 for Africa, $31 for Nevada, and $3 for Corporate and Other, totaling $243 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $156. The following are major development projects: Pamour, Yanacocha Sulfides, Quecher Main, Cerro Negro expansion projects, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex and Turquoise Ridge 3rd shaft.

(9)Includes finance lease payments for sustaining projects of $17.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021.

Three Months Ended March 31, 2020	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)
Gold
CC&V	$60	$1	$1	$—	$—	$—	$6	$68	65	$1,043
Red Lake	45	—	1	—	—	—	4	50	42	1,182
Musselwhite	25	1	2	—	3	—	7	38	15	2,602
Porcupine	55	1	—	—	—	—	7	63	73	881
Éléonore	61	—	2	—	6	—	14	83	67	1,248
Peñasquito	64	1	—	—	—	2	9	76	97	769
Other North America	—	—	2	3	—	—	—	5	—	—
North America	310	4	8	3	9	2	47	383	359	1,067

Yanacocha	127	17	3	—	4	—	4	155	119	1,309
Merian	81	1	1	—	—	—	9	92	130	707
Cerro Negro	51	1	3	—	7	—	10	72	73	985
Other South America	—	—	—	2	—	—	—	2	—	—
South America	259	19	7	2	11	—	23	321	322	997

Boddington	131	3	1	—	—	3	25	163	148	1,094
Tanami	65	—	2	—	—	—	20	87	120	728
Other Australia	—	—	—	4	—	—	—	4	—	—
Australia	196	3	3	4	—	3	45	254	268	949

Ahafo	81	2	—	—	1	—	17	101	96	1,055
Akyem	51	7	—	—	—	—	6	64	83	766
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	132	9	—	2	1	—	23	167	179	930

Nevada Gold Mines	243	3	6	3	5	2	46	308	332	927
Nevada	243	3	6	3	5	2	46	308	332	927

Corporate and Other	—	—	12	51	2	—	6	71	—	—
Total Gold	$1,140	$38	$36	$65	$28	$7	$190	$1,504	1,460	$1,030

Gold equivalent ounces - other metals (11)
Peñasquito	$167	$2	$1	$—	$—	$46	$26	$242	288	$841
Boddington	25	—	—	—	—	2	5	32	31	1,035
Total Gold Equivalent Ounces	$192	$2	$1	$—	$—	$48	$31	$274	319	$860

Consolidated	$1,332	$40	$37	$65	$28	$55	$221	$1,778
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $24 and excludes co-product revenues of $260.
(3)Includes stockpile and leach pad inventory adjustments of $18 at Yanacocha and $6 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $23 and $17, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value of $13 and $2, respectively.
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

(6)Other expense, net includes $3, $6, $4 and $7 of cash care and maintenance costs associated with our Musselwhite, Éléonore, Yanacocha and Cerro Negro sites, respectively, temporarily being placed into care and maintenance in response to the COVID-19 global pandemic, during the period March 31, 2020 that we would have continued to incur if the sites were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for Goldcorp transaction and integration costs of $16, settlement costs of $6, incremental costs of responding to the COVID-19 pandemic of $2 and restructuring and severance costs of $1.
(8)Includes sustaining capital expenditures of $61 for North America, $23 for South America, $47 for Australia, $23 for Africa, $46 for Nevada and $6 for Corporate and Other, totaling $206 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $122. The following are major development projects: Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, Goldrush Complex, Turquoise Ridge joint venture 3rd shaft and Range Front Declines at Cortez.
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
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Policies included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021 for additional information on our critical accounting policies and estimates.
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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2021 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,794 and $1,500 per ounce, respectively, a short-term and long-term copper price of $3.86 and $3.00 per pound, respectively, a short-term and long-term silver price of $26.26 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.92 and $1.05 per pound, respectively, a short-term and long-term zinc price of $1.25 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.77 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.79 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.01 and $0.02, respectively.
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
Foreign Currency
In addition to our operations in the United States, we have significant operations and/or assets in Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. All of our operations sell their gold, copper, silver, lead and zinc production based on U.S. dollar metal prices. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins, cash flow and Costs applicable to sales per ounce/ pound to the extent costs are paid in local currency at foreign operations.
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
At March 31, 2021, Newmont had gold sales of 201,000 ounces priced at an average of $1,692 per ounce, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced gold sales would have an approximate $23 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at March 31, 2021 for gold was $1,691 per ounce.
At March 31, 2021, Newmont had copper sales of 11 million pounds priced at an average of $4.01 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced copper sales would have an approximate $3 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2021 for copper was $4.01 per pound.
At March 31, 2021, Newmont had silver sales of 6 million ounces priced at an average of $24.00 per ounce, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced silver sales would have an approximate $9 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association closing settlement price at March 31, 2021 for silver was $24.48 per ounce.
At March 31, 2021, Newmont had lead sales of 29 million pounds priced at an average of $0.89 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced lead sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2021 for lead was $0.89 per pound.
At March 31, 2021, Newmont had zinc sales of 85 million pounds priced at an average of $1.27 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced zinc sales would have an approximate $7 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at March 31, 2021 for zinc was $1.27 per pound.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 22 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
January 1, 2021 through January 31, 2021	7,797	$61.05	—	$1,000,000,000
February 1, 2021 through February 28, 2021	202,426	$56.98	—	$1,000,000,000
March 1, 2021 through March 31, 2021	285,287	$55.71	—	$1,000,000,000
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 7,797 shares, 202,426 shares and 285,287 shares for the fiscal months of January, February and March 2021, respectively.
(2)In January 2021, the Company announced that the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide leading returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion, and such program will expire on July 15, 2022. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.
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
The health and safety of our people and our host communities is paramount. This is why Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and proactively took conservative steps to prevent further transmission of the Coronavirus. Refer to the “First Quarter 2021 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources”, “Non-GAAP Financial Measures” and “Accounting Developments” for further information about the impacts of the COVID-19 pandemic on the Company.
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
ITEM 5.       OTHER INFORMATION.
None.
ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1	-
First Amendment Agreement, dated as of March 30, 2021, to the Credit Agreement, dated as of April 4, 2019, among Newmont Corporation as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 30, 2021.

10.2*	-	Senior Executive Compensation Program of Registrant, effective January 1, 2021, filed herewith.

10.3*	-	Newmont Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2021, filed herewith.

10.4*	-	2021 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.5*	-	2021 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.6*		Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2021, filed herewith.

22	-	Guarantor Subsidiary of Newmont Corporation. Incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

31.1	-
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

NEWMONT CORPORATION
(Registrant)

Date: April 29, 2021	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2021	/s/ JOHN W. KITLEN
John W. Kitlen
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)