Form 10-Q
period 2021-06-30
NEWMONT Corp /DE/
filed 2021-07-22
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 799,126,123 shares of common stock outstanding on July 15, 2021.

NEWMONT CORPORATION
SECOND QUARTER 2021 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Financial Results:
Sales	$3,065	$2,365	$5,937	$4,946
Gold	$2,630	$2,166	$5,112	$4,487
Copper	$80	$37	$132	$58
Silver	$175	$76	$343	$199
Lead	$43	$23	$87	$62
Zinc	$137	$63	$263	$140
Costs applicable to sales (1)	$1,281	$1,058	$2,528	$2,390
Gold	$1,091	$940	$2,156	$2,080
Copper	$38	$25	$65	$50
Silver	$75	$35	$150	$103
Lead	$18	$13	$37	$39
Zinc	$59	$45	$120	$118
Net income (loss) from continuing operations	$651	$415	$1,209	$1,254
Net income (loss)	$661	$347	$1,240	$1,171
Net income (loss) from continuing operations attributable to Newmont stockholders	$640	$412	$1,178	$1,249
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.80	$0.51	$1.47	$1.55
Net income (loss) attributable to Newmont stockholders	$0.81	$0.43	$1.51	$1.45
Adjusted net income (loss) (2)	$670	$261	$1,264	$587
Adjusted net income (loss) per share, diluted (2)	$0.83	$0.32	$1.58	$0.73
Earnings before interest, taxes and depreciation and amortization (2)	$1,572	$1,156	$2,942	$2,582
Adjusted earnings before interest, taxes and depreciation and amortization(2)	$1,591	$984	$3,048	$2,102
Net cash provided by (used in) operating activities of continuing operations			$1,834	$1,607
Free Cash Flow (2)			$1,020	$999
Cash dividends paid per common share in the period ended June 30	$0.55	$0.25	$1.10	$0.39
Cash dividends declared per common share for the period ended June 30	$0.55	$0.25	$1.10	$0.50
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
SECOND QUARTER 2021 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,430	1,239	2,852	2,715
Sold	1,444	1,255	2,861	2,715
Attributable gold ounces (thousands):
Produced (1)	1,449	1,255	2,904	2,734
Sold (2)	1,383	1,198	2,744	2,567
Consolidated and attributable gold equivalent ounces - other metals (thousands) (3)
Produced	303	138	620	477
Sold	302	213	629	532
Consolidated and attributable - other metals:
Produced copper (million pounds)	19	13	33	26
Sold copper (million pounds)	19	13	31	26
Produced silver (thousand ounces)	7,428	3,554	15,590	13,051
Sold silver (thousand ounces)	7,615	5,211	16,146	13,889
Produced lead (million pounds)	44	22	94	84
Sold lead (million pounds)	42	31	92	91
Produced zinc (million pounds)	105	43	216	178
Sold zinc (million pounds)	102	91	221	215
Average realized price:
Gold (per ounce)	$1,823	$1,724	$1,788	$1,652
Copper (per pound)	$4.37	$2.91	$4.30	$2.21
Silver (per ounce)	$23.00	$14.70	$21.27	$14.35
Lead (per pound)	$1.02	$0.75	$0.95	$0.68
Zinc (per pound)	$1.34	$0.70	$1.19	$0.65
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$755	$748	$754	$766
Gold equivalent ounces - other metals (per ounce) (3)	$629	$555	$590	$583
All-in sustaining costs: (5)
Gold (per ounce)	$1,035	$1,097	$1,037	$1,061
Gold equivalent ounces - other metals (per ounce) (3)	$886	$974	$851	$906
____________________________
(1)Attributable gold ounces produced includes 78 thousand ounces and 169 thousand ounces for the three and six months ended June 30, 2021, respectively, and 74 thousand ounces and 169 thousand ounces for the three and six months ended June 30, 2020, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40 percent owned by Newmont and accounted for as an equity method investment.
(3)For the definition of gold equivalent ounces see “Results of Consolidated Operations" within Part I, Item 2, Management's Discussion and Analysis.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

Second Quarter 2021 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $640 or $0.80 per diluted share, an increase of $228 from the prior-year quarter primarily due to higher sales volumes due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020, higher realized metal prices in 2021, and a decrease in care and maintenance costs partially offset by lower gains on marketable and other equity securities in the current year and higher income tax expense.
•Adjusted net income: Delivered Adjusted net income of $670 or $0.83 per diluted share, an increase of $0.51 per diluted share from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $1,591 in Adjusted EBITDA, an increase of 62% from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $1,834 for the six months ended June 30, 2021, an increase of 14% from the prior year, and free cash flow of $1,020 (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Portfolio improvements: Acquired the remaining 85.1% ownership of GT Gold Corporation; approved full funding of the Ahafo North project in July 2021.
•Environmental, Social and Governance ("ESG"): Launched inaugural Climate Strategy Report outlining pathways to achieving climate targets; published annual sustainability report providing a transparent view of ESG performance.
•Attributable gold production: Produced 1.4 million ounces of gold, an increase of 15% over the prior-year quarter, primarily due to COVID-19 impacts on operations in prior year.
•Financial strength: Ended the quarter with $4.6 billion of consolidated cash and approximately $7.6 billion of liquidity; reduced $550 of debt outstanding with available cash; completed $134 of settled share repurchases from $1 billion buyback program; declared dividend for the second quarter of $0.55, an increase of 120% over the prior-year quarter.
Our global project pipeline
Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Our near-term development capital projects are presented below. Additional projects represent incremental improvements to production and cost guidance.
Ahafo North, Africa. The Board of Directors approved full funding for the Ahafo North project in July 2021. This project will deliver value through the open pit mining and processing of over three million ounces of gold over a 13-year mine life. The project is expected to add between 275,000 and 325,000 ounces per year for the first five years. Capital costs for the project are estimated to be between $750 and $850 with a construction completion date in the second half of 2023 and commercial production in early 2024.

Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2024, and is expected to reduce operating costs by approximately 10 percent. Capital costs for the project are estimated to be between $850 and $950 with a commercial production date in the first half of 2024. Development capital costs (excluding capitalized interest) since approval were $195, of which $36 related to the second quarter of 2021.
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
In April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $13 has been distributed through June 30, 2021. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
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
Impact on business and operations
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, in the first half of 2020, we temporarily placed Musselwhite and Éléonore in Canada, Peñasquito in Mexico, Yanacocha in Peru and Cerro Negro in Argentina into care and maintenance with each subsequently resuming operations during the second quarter of 2020. As of June 30, 2021, all sites were fully operational, with the exception of Cerro Negro and Tanami. Cerro Negro continues to focus on returning operations to full capacity while managing ongoing COVID-related impacts. Tanami was temporarily placed into care and maintenance in late June 2021, in close coordination with the Australian government, to protect our employees and nearby communities, align with country mandated travel restrictions and manage ongoing COVID-related impacts. As of July 22, 2021, Tanami operations have made strong progress in ramping back up to full capacity. Additionally, we continue to incur COVID-19 specific costs as a result of actions taken to protect against the impacts of the COVID-19 pandemic. For the three months ended June 30, 2021 and 2020, COVID-19 specific costs incurred totaled $20 and $33, respectively.
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
Additionally, refer to "Consolidated Financial Results", "Results of Consolidated Operations", and “Liquidity and Capital Resources” within Part I, Item 2, Management’s Discussion and Analysis of this report for additional information about the considerations of COVID-19 on our business and operations.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales (Note 4)	$3,065	$2,365	$5,937	$4,946

Costs and expenses:
Costs applicable to sales (1)	1,281	1,058	2,528	2,390
Depreciation and amortization	561	528	1,114	1,093
Reclamation and remediation (Note 5)	57	40	103	78
Exploration	52	26	87	70
Advanced projects, research and development	37	26	68	53
General and administrative	64	72	129	137
Care and maintenance (Note 6)	2	125	2	145
Other expense, net (Note 7)	50	59	89	92
	2,104	1,934	4,120	4,058
Other income (expense):
Gain on asset and investment sales, net (Note 8)	—	(1)	43	592
Other income, net (Note 9)	50	198	(32)	9
Interest expense, net of capitalized interest	(68)	(78)	(142)	(160)
	(18)	119	(131)	441
Income (loss) before income and mining tax and other items	943	550	1,686	1,329
Income and mining tax benefit (expense) (Note 10)	(341)	(164)	(576)	(141)
Equity income (loss) of affiliates (Note 11)	49	29	99	66
Net income (loss) from continuing operations	651	415	1,209	1,254
Net income (loss) from discontinued operations	10	(68)	31	(83)
Net income (loss)	661	347	1,240	1,171
Net loss (income) attributable to noncontrolling interests (Note 12)	(11)	(3)	(31)	(5)
Net income (loss) attributable to Newmont stockholders	$650	$344	$1,209	$1,166

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$640	$412	$1,178	$1,249
Discontinued operations	10	(68)	31	(83)
	$650	$344	$1,209	$1,166
Net income (loss) attributable to Newmont stockholders per common share (Note 13):
Basic:
Continuing operations	$0.80	$0.51	$1.47	$1.55
Discontinued operations	0.01	(0.08)	0.04	(0.10)
	$0.81	$0.43	$1.51	$1.45
Diluted:
Continuing operations	$0.80	$0.51	$1.47	$1.55
Discontinued operations	0.01	(0.08)	0.04	(0.10)
	$0.81	$0.43	$1.51	$1.45
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$661	$347	$1,240	$1,171
Other comprehensive income (loss):
Change in marketable securities, net of tax of $—, $—, $— and $—, respectively	—	1	—	(5)
Foreign currency translation adjustments	(1)	(4)	1	6
Change in pension and other post-retirement benefits, net of tax of $(1), $(2), $(2) and $(3), respectively	6	6	12	11
Change in fair value of cash flow hedge instruments, net of tax of $(1), $(2), $(2) and $(4), respectively	2	2	5	6
Other comprehensive income (loss)	7	5	18	18
Comprehensive income (loss)	$668	$352	$1,258	$1,189

Comprehensive income (loss) attributable to:
Newmont stockholders	$657	$349	$1,227	$1,184
Noncontrolling interests	11	3	31	5
	$668	$352	$1,258	$1,189
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$1,240	$1,171
Adjustments:
Depreciation and amortization	1,114	1,093
Gain on asset and investment sales, net (Note 8)	(43)	(592)
Net loss (income) from discontinued operations	(31)	83
Reclamation and remediation	96	72
Change in fair value of investments (Note 9)	84	(134)
Equity earnings in affiliates, net of distributions received	(55)	(34)
Stock-based compensation	38	38
Deferred income taxes	14	(144)
Impairment of investments (Note 9)	—	93
Charges from debt extinguishment (Note 9)	—	77
Other non-cash adjustments	(32)	2
Net change in operating assets and liabilities (Note 21)	(591)	(118)
Net cash provided by (used in) operating activities of continuing operations	1,834	1,607
Net cash provided by (used in) operating activities of discontinued operations	2	(7)
Net cash provided by (used in) operating activities	1,836	1,600

Investing activities:
Additions to property, plant and mine development	(814)	(608)
Acquisitions, net (Note 1)	(328)	—
Proceeds from sales of investments	84	270
Contributions to equity method investees	(72)	(14)
Return of investment from equity method investees	18	43
Purchases of investments	(16)	(33)
Proceeds from sales of mining operations and other assets, net	1	1,135
Other	—	46
Net cash provided by (used in) investing activities	(1,127)	839

Financing activities:
Dividends paid to common stockholders	(881)	(313)
Repayment of debt (Note 18)	(550)	(1,160)
Repurchases of common stock	(134)	(321)
Distributions to noncontrolling interests	(97)	(88)
Funding from noncontrolling interests	48	55
Payments on lease and other financing obligations	(36)	(33)
Payments for withholding of employee taxes related to stock-based compensation	(29)	(39)
Proceeds from issuance of debt, net	—	985
Other	13	37
Net cash provided by (used in) financing activities	(1,666)	(877)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net change in cash, cash equivalents and restricted cash	(957)	1,562
Cash, cash equivalents and restricted cash at beginning of period	5,648	2,349
Cash, cash equivalents and restricted cash at end of period	$4,691	$3,911

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,583	$3,808
Restricted cash included in Other current assets	1	—
Restricted cash included in Other non-current assets	107	103
Total cash, cash equivalents and restricted cash	$4,691	$3,911
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30, 2021	At December 31, 2020
ASSETS
Cash and cash equivalents	$4,583	$5,540
Trade receivables (Note 4)	341	449
Investments (Note 15)	222	290
Inventories (Note 16)	965	963
Stockpiles and ore on leach pads (Note 17)	932	827
Other current assets	402	436
Current assets	7,445	8,505
Property, plant and mine development, net	24,500	24,281
Investments (Note 15)	3,220	3,197
Stockpiles and ore on leach pads (Note 17)	1,801	1,705
Deferred income tax assets	328	337
Goodwill	2,771	2,771
Other non-current assets	612	573
Total assets	$40,677	$41,369

LIABILITIES
Accounts payable	$503	$493
Employee-related benefits	296	380
Income and mining taxes payable	333	657
Lease and other financing obligations	110	106
Debt (Note 18)	491	551
Other current liabilities (Note 19)	1,054	1,182
Current liabilities	2,787	3,369
Debt (Note 18)	4,989	5,480
Lease and other financing obligations	567	565
Reclamation and remediation liabilities (Note 5)	3,855	3,818
Deferred income tax liabilities	2,239	2,073
Employee-related benefits	511	493
Silver streaming agreement	939	993
Other non-current liabilities (Note 19)	696	699
Total liabilities	16,583	17,490

Contingently redeemable noncontrolling interest	34	34

EQUITY
Common stock	1,287	1,287
Treasury stock	(197)	(168)
Additional paid-in capital	18,105	18,103
Accumulated other comprehensive income (loss) (Note 20)	(198)	(216)
Retained earnings (accumulated deficit)	4,242	4,002
Newmont stockholders' equity	23,239	23,008
Noncontrolling interests	821	837
Total equity	24,060	23,845
Total liabilities and equity	$40,677	$41,369

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
Net income (loss)	—	—	—	—	—	—	559	20	579	—
Other comprehensive income (loss)	—	—	—	—	—	11	—	—	11	—
Dividends declared (1)	—	—	—	—	—	—	(441)	—	(441)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(54)	(54)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	28	28	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(28)	—	—	—	—	(28)	—
Stock options exercised	—	—	—	—	1	—	—	—	1	—
Stock-based awards and related share issuances	1	2	—	—	15	—	—	—	17	—
Balance at March 31, 2021	805	$1,289	(4)	$(196)	$18,119	$(205)	$4,120	$831	$23,958	$34
Net income (loss)	—	—	—	—	—	—	650	11	661	—
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—
Dividends declared (1)	—	—	—	—	—	—	(443)	—	(443)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(43)	(43)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	22	22	—
Repurchase and retirement of common stock (4)	(2)	(3)	—	—	(49)	—	(85)	—	(137)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)	—
Stock options exercised	—	—	—	—	15	—	—	—	15	—
Stock-based awards and related share issuances	—	1	—	—	20	—	—	—	21	—
Balance at June 30, 2021	803	$1,287	(4)	$(197)	$18,105	$(198)	$4,242	$821	$24,060	$34
____________________________
(1)Cash dividends declared per common share were $0.55 and $1.10 for the three and six months ended June 30, 2021, respectively. Dividends declared and dividends paid to common stockholders will differ by $3 due to timing.
(2)Distributions declared to noncontrolling interests of $43 and $97 for the three and six months ended June 30, 2021, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $43 and $97 for distributions during the three and six months ended June 30, 2021, respectively. Any differences are due to timing of payments.
(3)Cash calls requested from noncontrolling interests of $22 and $50 for the three and six months ended June 30, 2021, respectively, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $18 and $48 for cash calls during the three and six months ended June 30, 2021, respectively. Differences are due to timing of receipts.
(4)Repurchase and retirement of common stock of $137 and $137 for the three and six months ended June 30, 2021, respectively, includes $3 of non-cash common stock forfeitures.
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
____________________________
(1)Cash dividends declared per common share were $0.25 and $0.39 for the three and six months ended June 30, 2020, respectively.
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
On May 17, 2021, the Company completed the acquisition of the remaining 85.1% of GT Gold Corporation (“GT Gold”) for cash consideration, including related transaction costs, of $326. The acquisition, deemed to be an asset acquisition under U.S. GAAP, resulted in total consideration of $378, including non-cash consideration of $52. The non-cash consideration represents the fair value of the 14.9% GT Gold investment held by the Company prior to the acquisition and previously accounted for as marketable equity securities. The total consideration paid was allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date, which primarily consisted of mineral interests of $590 and a related deferred tax liability of $211.

In March 2020, the Company sold the Red Lake complex, previously included as part of the Company’s North America segment. As the sale was completed in the first quarter of 2020, there are no results for Red Lake for the three and six months ended June 30, 2021 and the three months ended June 30, 2020. Refer to Note 8 for additional information.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold, but also for copper, silver, lead and zinc. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to significant fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.
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
The COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. In the first half of 2020, the Company temporarily placed Musselwhite, Éléonore, Yanacocha, Cerro Negro and Peñasquito into care and maintenance with each subsequently resuming operations during the second quarter of 2020. As of June 30, 2021, all sites were fully operational, with the exception of Cerro Negro and Tanami. Cerro Negro continues to focus on returning operations to full capacity while managing ongoing COVID-related impacts. Tanami was temporarily placed into care and maintenance in late June 2021, in close coordination with the Australian government, to protect our employees and nearby communities, align with country mandated travel restrictions, and manage ongoing COVID-related impacts. As of July 22, 2021, Tanami operations have made strong progress in ramping up to full capacity.

The impact of this pandemic could include placing additional sites into care and maintenance, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping our products, delays in product refining and smelting due to restrictions or temporary closures, additional travel restrictions, other supply chain disruptions and workforce interruptions, including loss of life. Depending on the duration and extent of the impact of COVID-19, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
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
In December 2019, Accounting Standard Update ("ASU") No. 2019-12 was issued to simplify the accounting for income taxes, eliminate certain exceptions within Accounting Standard Codification ("ASC") 740, Income Taxes, and clarify certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard as of January 1, 2021. The adoption did not have a material impact on the Consolidated Financial Statements or disclosures.
Accounting for Equity Securities, Investments and Certain Forward Contracts and Options
In January 2020, ASU No. 2020-01 was issued which clarifies the interaction in accounting for equity securities under ASC 321, investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815, Derivatives and Hedging. The Company adopted this standard as of January 1, 2021. The adoption did not have a material impact on the Consolidated Financial Statements or disclosures.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended June 30, 2021
CC&V	$116	$59	$16	$6	$34	$8
Musselwhite	63	37	19	2	4	10
Porcupine	122	61	21	7	30	16
Éléonore	124	65	36	2	18	14
Peñasquito:
Gold	326	95	50
Silver	175	75	39
Lead	43	18	10
Zinc	137	59	26
Total Peñasquito	681	247	125	1	299	33
Other North America	—	—	4	1	(13)	—
North America	1,106	469	221	19	372	81

Yanacocha	123	32	23	3	41	28
Merian	196	83	26	3	74	10
Cerro Negro	142	69	39	1	34	28
Other South America	—	—	1	9	(17)	—
South America	461	184	89	16	132	66

Boddington:
Gold	344	162	26
Copper	80	38	6
Total Boddington	424	200	32	2	189	51
Tanami	199	65	23	8	102	68
Other Australia	—	—	1	4	(7)	1
Australia	623	265	56	14	284	120

Ahafo	189	92	34	5	53	46
Akyem	163	56	28	2	76	12
Other Africa	—	—	—	1	(3)	—
Africa	352	148	62	8	126	58

Nevada Gold Mines	523	215	128	8	170	75
Nevada	523	215	128	8	170	75

Corporate and Other	—	—	5	24	(141)	6
Consolidated	$3,065	$1,281	$561	$89	$943	$406
____________________________
(1)Includes a decrease in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $415.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended June 30, 2020
CC&V	$108	$59	$19	$3	$26	$11
Musselwhite	1	2	3	1	(22)	6
Porcupine	150	58	28	4	60	10
Éléonore	23	13	16	1	(22)	1
Peñasquito:
Gold	144	50	36
Silver	76	35	25
Lead	23	13	9
Zinc	63	45	29
Total Peñasquito	306	143	99	—	12	20
Other North America	—	—	8	(2)	(38)	2
North America	588	275	173	7	16	50

Yanacocha	117	62	28	1	(17)	19
Merian	172	72	22	4	72	8
Cerro Negro	51	21	29	(6)	(31)	12
Other South America	—	—	2	5	(14)	2
South America	340	155	81	4	10	41

Boddington:
Gold	283	142	25
Copper	37	25	4
Total Boddington	320	167	29	1	97	28
Tanami	215	62	25	3	80	39
Other Australia	—	—	2	4	(12)	2
Australia	535	229	56	8	165	69

Ahafo	182	84	36	4	51	29
Akyem	161	55	31	1	70	5
Other Africa	—	—	—	—	(2)	—
Africa	343	139	67	5	119	34

Nevada Gold Mines	559	260	147	11	130	67
Nevada	559	260	147	11	130	67

Corporate and Other	—	—	4	17	110	15
Consolidated	$2,365	$1,058	$528	$52	$550	$276
____________________________
(1)Includes a decrease in accrued capital expenditures of $4; consolidated capital expenditures on a cash basis were $280.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Six Months Ended June 30, 2021
CC&V	$215	$120	$34	$8	$52	$17
Musselwhite	133	76	39	4	9	19
Porcupine	253	127	45	12	64	27
Éléonore	233	118	68	4	36	31
Peñasquito:
Gold	636	184	98
Silver	343	150	80
Lead	87	37	20
Zinc	263	120	55
Total Peñasquito	1,329	491	253	2	565	64
Other North America	—	—	8	2	(9)	—
North America	2,163	932	447	32	717	158

Yanacocha	233	82	51	6	44	43
Merian	389	164	51	4	157	20
Cerro Negro	226	109	65	2	40	48
Other South America	—	—	3	15	(30)	—
South America	848	355	170	27	211	111

Boddington:
Gold	588	293	47
Copper	132	65	10
Total Boddington	720	358	57	4	300	137
Tanami	418	135	46	11	225	127
Other Australia	—	—	3	6	(10)	3
Australia	1,138	493	106	21	515	267

Ahafo	376	184	66	8	111	77
Akyem	350	122	60	3	163	20
Other Africa	—	—	—	1	(5)	—
Africa	726	306	126	12	269	97

Nevada Gold Mines	1,062	442	255	14	337	117
Nevada	1,062	442	255	14	337	117

Corporate and Other	—	—	10	49	(363)	10
Consolidated	$5,937	$2,528	$1,114	$155	$1,686	$760
____________________________
(1)Includes a decrease in accrued capital expenditures of $54; consolidated capital expenditures on a cash basis were $814.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Six Months Ended June 30, 2020
CC&V	$211	$119	$38	$5	$46	$17
Red Lake	67	45	2	1	20	4
Musselwhite	24	27	17	3	(43)	26
Porcupine	266	113	53	5	94	17
Éléonore	129	74	47	3	(12)	16
Peñasquito:
Gold	303	114	65
Silver	199	103	58
Lead	62	39	22
Zinc	140	118	64
Total Peñasquito	704	374	209	2	78	49
Other North America	—	—	16	—	(50)	2
North America	1,401	752	382	19	133	131

Yanacocha	304	189	72	5	(25)	39
Merian	380	153	47	6	172	17
Cerro Negro	167	72	69	1	(23)	26
Other South America	—	—	4	13	(26)	2
South America	851	414	192	25	98	84

Boddington:
Gold	526	273	48
Copper	58	50	9
Total Boddington	584	323	57	2	192	57
Tanami	404	127	49	7	211	70
Other Australia	—	—	4	6	481	2
Australia	988	450	110	15	884	129

Ahafo	333	165	65	9	83	59
Akyem	293	106	58	3	118	12
Other Africa	—	—	—	2	(5)	—
Africa	626	271	123	14	196	71

Nevada Gold Mines	1,080	503	278	18	263	126
Nevada	1,080	503	278	18	263	126

Corporate and Other	—	—	8	32	(245)	23
Consolidated	$4,946	$2,390	$1,093	$123	$1,329	$564
____________________________
(1)Includes a decrease in accrued capital expenditures of $44; consolidated capital expenditures on a cash basis were $608.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended June 30, 2021
CC&V	$116	$—	$116
Musselwhite	63	—	63
Porcupine	122	—	122
Éléonore	124	—	124
Peñasquito:
Gold	66	260	326
Silver (1)	—	175	175
Lead	—	43	43
Zinc	—	137	137
Total Peñasquito	66	615	681
North America	491	615	1,106

Yanacocha	115	8	123
Merian	196	—	196
Cerro Negro	142	—	142
South America	453	8	461

Boddington:
Gold	85	259	344
Copper	—	80	80
Total Boddington	85	339	424
Tanami	199	—	199
Australia	284	339	623

Ahafo	189	—	189
Akyem	163	—	163
Africa	352	—	352

Nevada Gold Mines (2)	505	18	523
Nevada	505	18	523

Consolidated	$2,085	$980	$3,065
____________________________
(1)Silver sales from concentrate includes $18 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from Nevada Gold Mines ("NGM") for resale to third parties. Gold doré purchases from NGM totaled $505 for the three months ended June 30, 2021.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended June 30, 2020
CC&V	$108	$—	$108
Musselwhite	1	—	1
Porcupine	150	—	150
Éléonore	23	—	23
Peñasquito:
Gold	7	137	144
Silver (1)	—	76	76
Lead	—	23	23
Zinc	—	63	63
Total Peñasquito	7	299	306
North America	289	299	588

Yanacocha	117	—	117
Merian	172	—	172
Cerro Negro	51	—	51
South America	340	—	340

Boddington:
Gold	70	213	283
Copper	—	37	37
Total Boddington	70	250	320
Tanami	215	—	215
Australia	285	250	535

Ahafo	182	—	182
Akyem	161	—	161
Africa	343	—	343

Nevada Gold Mines (2)	535	24	559
Nevada	535	24	559

Consolidated	$1,792	$573	$2,365
__________________________________________________________________________________________________________________________________________________________________________
(1)Silver sales from concentrate includes $11 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $538 for the three months ended June 30, 2020.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Six Months Ended June 30, 2021
CC&V	$215	$—	$215
Musselwhite	133	—	133
Porcupine	253	—	253
Éléonore	233	—	233
Peñasquito:
Gold	122	514	636
Silver (1)	—	343	343
Lead	—	87	87
Zinc	—	263	263
Total Peñasquito	122	1,207	1,329
North America	956	1,207	2,163

Yanacocha	224	9	233
Merian	389	—	389
Cerro Negro	226	—	226
South America	839	9	848

Boddington:
Gold	151	437	588
Copper	—	132	132
Total Boddington	151	569	720
Tanami	418	—	418
Australia	569	569	1,138

Ahafo	376	—	376
Akyem	350	—	350
Africa	726	—	726

Nevada Gold Mines (2)	1,030	32	1,062
Nevada	1,030	32	1,062

Consolidated	$4,120	$1,817	$5,937
____________________________
(1)Silver sales from concentrate includes $38 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,026 for the six months ended June 30, 2021.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Six Months Ended June 30, 2020
CC&V	$211	$—	$211
Red Lake	67	—	67
Musselwhite	24	—	24
Porcupine	266	—	266
Éléonore	129	—	129
Peñasquito:
Gold	22	281	303
Silver (1)	—	199	199
Lead	—	62	62
Zinc	—	140	140
Total Peñasquito	22	682	704
North America	719	682	1,401

Yanacocha	304	—	304
Merian	380	—	380
Cerro Negro	167	—	167
South America	851	—	851

Boddington:
Gold	124	402	526
Copper	—	58	58
Total Boddington	124	460	584
Tanami	404	—	404
Australia	528	460	988

Ahafo	333	—	333
Akyem	293	—	293
Africa	626	—	626

Nevada Gold Mines (2)	1,044	36	1,080
Nevada	1,044	36	1,080

Consolidated	$3,768	$1,178	$4,946
____________________________
(1)Silver sales from concentrate includes $32 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,051 for the six months ended June 30, 2020.
Trade Receivables
The following table details the receivables included within Trade receivables:

	At June 30, 2021	At December 31, 2020
Receivables from Sales:
Gold sales from doré production	$59	$59
Sales from concentrate and other production	282	390
Total receivables from Sales	$341	$449
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The impact to Sales from revenue recognized due to the changes in pricing is an increase of $29 and $42 for the three months ended June 30, 2021 and 2020, respectively and a (decrease) increase of $(7) and $19 for the six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021, Newmont had gold sales of 260,000 ounces priced at an average of $1,764 per ounce, copper sales of 18 million pounds priced at an average price of $4.26 per pound, silver sales of 6 million ounces priced at an average of $25.77 per ounce, lead sales of 28 million pounds priced at an average of $1.03 per pound, and zinc sales of 57 million pounds priced at an average of $1.35 per pound, subject to final pricing over the next several months.
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reclamation adjustments and other	$2	$—	$11	$—
Reclamation accretion	30	35	62	69
Total reclamation expense	32	35	73	69

Remediation adjustments and other	22	4	26	6
Remediation accretion	3	1	4	3
Total remediation expense	25	5	30	9
	$57	$40	$103	$78
The following are reconciliations of Reclamation and remediation liabilities:

	2021	2020
Reclamation balance at January 1,	$3,719	$3,334
Additions, changes in estimates and other (1)	7	(3)
Adjustment from the Newmont Goldcorp transaction	—	15
Payments, net	(37)	(33)
Accretion expense	62	69
Reclamation balance at June 30,	$3,751	$3,382
____________________________
(1)The $7 addition is primarily due to higher estimated closure plan costs at NGM for the closed Rain site related to water management.

	2021	2020
Remediation balance at January 1,	$313	$299
Additions, changes in estimates and other (1)	21	(1)
Payments, net	(17)	(10)
Accretion expense	4	3
Remediation balance at June 30,	$321	$291
____________________________
(1)The $21 addition is primarily due to revisions to estimated construction costs of the water treatment plant at Midnite Mine.
The current portion of reclamation liabilities was $164 and $164 at June 30, 2021 and December 31, 2020, respectively, and was included in Other current liabilities. The current portion of remediation liabilities was $53 and $50 at June 30, 2021 and December 31, 2020, respectively, and was included in Other current liabilities. At June 30, 2021 and December 31, 2020, $3,751 and $3,719, respectively, were accrued for reclamation obligations relating to operating properties and formerly operating properties that have entered the closure phase and have no substantive future economic value and are included in Reclamation and remediation liabilities.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
sites involved. At June 30, 2021 and December 31, 2020, $321 and $313, respectively, were accrued for such environmental remediation obligations. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 47% greater or 0% lower than the amount accrued at June 30, 2021. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
Included in Other non-current assets at June 30, 2021 and December 31, 2020 are $56 and $56 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at June 30, 2021, $48 was related to the Ahafo and Akyem mines in Ghana, Africa and $6 related to NGM in Nevada, United States. Of the amounts at December 31, 2020, $48 was related to the Ahafo and Akyem mines in Ghana, Africa, $6 related to NGM in Nevada, United States and $2 was related to the Midnite (Dawn) mine site in Washington, United States.
Included in Other non-current assets at June 30, 2021 and December 31, 2020 was $38 and $38, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at June 30, 2021, $14 is related to the Midnite mine and Dawn mill sites and $24 is related to San Jose Reservoir. Of the amounts at December 31, 2020, $14 is related to the Midnite mine and Dawn mill sites and $24 is related to San Jose Reservoir.
Refer to Notes 19 and 22 for further discussion of reclamation and remediation matters.
NOTE 6     CARE AND MAINTENANCE
Care and maintenance costs represent direct operating costs and depreciation and amortization costs incurred during the period the sites were temporarily placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic. The following table includes direct operating costs incurred and reported as Care and maintenance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Musselwhite	$—	$20	$—	$23
Éléonore	—	20	—	26
Peñasquito	—	38	—	38
Yanacocha	—	21	—	25
Cerro Negro	—	25	—	32
Tanami	2	—	2	—
Other	—	1	—	1
	$2	$125	$2	$145
During the three and six months ended June 30, 2021, the Company recognized non-cash care and maintenance cost included in Depreciation and amortization of $1 and $1 at Tanami, respectively.
During the three and six months ended June 30, 2020, the Company recognized non-cash care and maintenance costs included in Depreciation and amortization of $7 and $7 at Musselwhite, $14 and $16 at Éléonore, $28 and $28 at Peñasquito, $5 and $7 at Yanacocha and $16 and $19 at Cerro Negro, respectively.
NOTE 7     OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
COVID-19 specific costs	$20	$33	$42	$35
Impairment of long-lived and other assets	11	5	12	5
Settlement costs	8	2	11	8
Restructuring and severance	5	2	10	3
Goldcorp transaction and integration costs	—	7	—	23
Other	6	10	14	18
	$50	$59	$89	$92
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred, including but not limited to additional health screenings and security related costs, incremental travel, storage costs, employee related costs and contributions to the Newmont Global Community Support Fund, as well as various other incremental costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. The Company established the Newmont Global Community Support Fund during the second quarter of 2020 to help host communities, governments and employees combat the

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
COVID-19 pandemic. For the three and six months ended June 30, 2021, amounts distributed from this fund were $1 and $2, respectively. For the three and six months ended June 30, 2020, amounts distributed from this fund were $5 and $6, respectively.
Impairment of long-lived and other assets. Impairment of long-lived and other assets represents non-cash write-downs of various assets that are no longer in use.
Settlement Costs. Settlement costs for the three and six months ended June 30, 2021 are primarily comprised of a voluntary contribution made to the Republic of Suriname and other certain costs associated with legal and other settlements. Settlement costs for the three and six months ended June 30, 2020 primarily include legal and other settlements.
Restructuring and severance. Restructuring and severance primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
Goldcorp transaction and integration costs. Goldcorp transaction and integration costs for the three and six months ended June 30, 2020, primarily include severance costs and consulting services related to integration activities.
NOTE 8     GAIN ON ASSET AND INVESTMENT SALES, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sale of TMAC	$—	$—	$42	$—
Sale of Kalgoorlie	—	—	—	493
Sale of Continental	—	—	—	91
Sale of Red Lake	—	—	—	9
Other	—	(1)	1	(1)
	$—	$(1)	$43	$592
Sale of TMAC. For further information related to the sale of investment holdings in TMAC Resources, Inc. ("TMAC"), refer to Note 15.
Sale of Kalgoorlie. On January 2, 2020, the Company completed the sale of its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). Pursuant to the terms of the agreement, the Company received cash proceeds of $800. The proceeds were inclusive of a $25 payment that gave Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for the purchase of Newmont’s Kalgoorlie power business for fair market value, of which $23 is recorded within Other current liabilities as of June 30, 2021, and is payable to Northern Star if the power business is sold to another third party.
Sale of Continental. On March 4, 2020, the Company completed the sale of its entire interest in Continental Gold, Inc. ("Continental"), including its convertible debt, to Zijin Mining Group. Pursuant to the terms of the agreement, the Company received cash proceeds of $253.
Sale of Red Lake. On March 31, 2020, the Company completed the sale of the Red Lake complex in Ontario, Canada, included in the Company’s North America segment, to Evolution Mining Limited. Pursuant to the terms of the agreement, the Company received total consideration of $429, including cash proceeds of $375, $15 towards working capital (received in cash in the second quarter of 2020), and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $42 and $42 at June 30, 2021 and December 31, 2020, respectively. For further information, see Note 14.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in fair value of investments	$26	$227	$(84)	$134
Foreign currency exchange, net	8	(52)	31	14
Interest	3	6	6	17
Impairment of investments	—	—	—	(93)
Loss from debt extinguishment	—	(3)	—	(77)
Pension settlements	—	(2)	—	(2)
Other	13	22	15	16
	$50	$198	$(32)	$9
Change in fair value of investments. Change in fair value of investments primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities.
Foreign currency exchange, net. Although the majority of the Company’s balances are denominated in U.S. dollars, foreign currency exchange gains (losses) are recognized on balances to be satisfied in local currencies. These balances primarily relate to the timing of payments for employee-related benefits and other liabilities in operations outside the United States.
Impairment of investments. Impairment of investments primarily represents the other-than-temporary impairment of the TMAC investment recorded in March 2020. Refer to Note 15 for additional information.
Loss from debt extinguishment. For the three and six months ended June 30, 2020, the Company recorded charges from debt extinguishment of $3 and $69, respectively, related to the debt tender offer of its Senior Notes due March 15, 2022 ("2022 Senior Notes"), its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”). For the three and six months ended June 30, 2020, the Company recorded a loss of $— and $8, respectively, related to the associated forward starting swaps, reclassified from Accumulated other comprehensive income (loss). Refer to Note 20 for additional information.
NOTE 10     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Income (loss) before income and mining tax and other items		$943		$550		$1,686		$1,329

U.S. Federal statutory tax rate	21%	$198	21%	$115	21%	$354	21%	$279
Reconciling items:
Change in valuation allowance on deferred tax assets	1	9	(2)	(11)	2	30	(9)	(120)	(1)
Foreign rate differential	9	85	7	42	9	155	10	126
Mining and other taxes	5	47	6	35	5	88	4	55
Tax impact of foreign exchange (2)	1	11	(1)	(8)	(1)	(17)	(14)	(187)
Other	(1)	(9)	(1)	(9)	(2)	(34)	(1)	(12)
Income and mining tax expense (benefit)	36%	$341	30%	$164	34%	$576	11%	$141
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11     EQUITY INCOME (LOSS) OF AFFILIATES

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pueblo Viejo Mine	$44	$35	$94	$83
Maverix Metals Inc.	4	—	6	(3)
Norte Abierto Project	1	—	—	(2)
TMAC Resources Inc.	—	(5)	—	(6)
Alumbrera Mine (1)	—	(1)	—	(4)
NuevaUnión Project	—	—	—	(2)
Other	—	—	(1)	—
	$49	$29	$99	$66
____________________________
(1)In December 2020, the Company contributed its 37.5% ownership interest in Alumbrera in exchange for 18.75% ownership interest in Minera Agua Rica Alumbrera Limited ("MARA"). Following the transaction, the Company no longer holds an investment in Alumbrera and the 18.75% ownership interest acquired in MARA is accounted for as a marketable equity security.
Refer to Note 15 for additional information about the above equity method investments.
NOTE 12     NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Merian	$20	$17	$40	$41
Yanacocha	(9)	(14)	(9)	(36)
	$11	$3	$31	$5

NOTE 13     NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing income attributable to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed similarly, except that weighted average common shares is increased to reflect all dilutive instruments, including employee stock awards. The dilutive effects of Newmont’s dilutive securities are calculated using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Newmont stockholders:
Continuing operations	$640	$412	$1,178	$1,249
Discontinued operations	10	(68)	31	(83)
	$650	$344	$1,209	$1,166

Weighted average common shares (millions):
Basic	801	803	801	805
Effect of employee stock-based awards	2	2	1	1
Diluted	803	805	802	806

Net income (loss) per common share attributable to Newmont stockholders:
Basic:
Continuing operations	$0.80	$0.51	$1.47	$1.55
Discontinued operations	0.01	(0.08)	0.04	(0.10)
	$0.81	$0.43	$1.51	$1.45
Diluted:
Continuing operations	$0.80	$0.51	$1.47	$1.55
Discontinued operations	0.01	(0.08)	0.04	(0.10)
	$0.81	$0.43	$1.51	$1.45

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
During the three and six months ended June 30, 2021, the Company repurchased and retired approximately 2 and 2 million shares of its common stock for $137 and $137, respectively. During the three and six months ended June 30, 2020, the Company repurchased and retired approximately — and 7 million shares of its common stock for $— and $321, respectively. During the three and six months ended June 30, 2021, the Company withheld — and 0.5 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards. During the three and six months ended June 30, 2020, the Company withheld 0.1 and 0.8 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards.
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

	Fair Value at June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,583	$4,583	$—	$—
Restricted cash	108	108	—	—
Trade receivable from provisional sales, net	279	—	279	—
Marketable and other equity securities (Note 15) (1)	533	450	26	57
Restricted marketable debt securities (Note 15)	38	24	14	—
Contingent consideration assets	155	—	—	155
	$5,696	$5,165	$319	$212
Liabilities:
Debt (2)	$6,678	$—	$6,678	$—
Diesel derivative contracts	—	—	—	—
Cash-settled Goldcorp share awards	9	—	9	—
	$6,687	$—	$6,687	$—

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,540	$5,540	$—	$—
Restricted cash	108	108	—	—
Trade receivable from provisional sales, net	379	—	379	—
Marketable and other equity securities (Note 15) (1)	682	604	25	53
Restricted marketable debt securities (Note 15)	38	24	14	—
Contingent consideration assets	119	—	—	119
	$6,866	$6,276	$418	$172
Liabilities:
Debt (2)	$7,586	$—	$7,586	$—
Diesel derivative contracts	3	—	3	—
Cash-settled Goldcorp share awards	8	—	8	—
	$7,597	$—	$7,597	$—
____________________________
(1)Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $13 and $14 at June 30, 2021 and December 31, 2020, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,480 and $6,031 at June 30, 2021 and December 31, 2020, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
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
The Company’s net trade receivables primarily result from provisional metal concentrate sales, which contain an embedded derivative and are subject to final pricing, are valued using quoted market prices based on forward curves for the particular metal. As the contracts themselves are not traded on an exchange, these receivables are classified within Level 2 of the fair value hierarchy.
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
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2021 and December 31, 2020:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

Description	At June 30, 2021	Valuation technique	Significant input	Range, point estimate or average
Marketable and other equity securities	$57	Discounted cash flow	Discount rate	9.50%
			Long-term gold price	$1,500
			Long-term copper price	$3.00
Contingent consideration assets	$155	Discounted cash flow	Discount rate (1)	4.53 - 9.19%
____________________________
(1)The weighted average discount rate used to calculate the Company’s contingent consideration assets is 7.99%. Various other inputs including, but not limited to, metal prices, production profiles and new mineralization discoveries were considered in determining the fair value of the individual contingent consideration assets.

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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent consideration assets(1)	Total assets
Fair value at December 31, 2020	$119	$119
Additions and settlements	—	—
Revaluation	36	36
Fair value at June 30, 2021	$155	$155

	Continental convertible debt(2)	Contingent consideration assets(3)	Total assets	Holt royalty obligation(1)	Total liabilities
Fair value at December 31, 2019	$39	$38	$77	$257	$257
Additions and settlements	—	39	39	(7)	(7)
Revaluation	1	5	6	101	101
Sales	(40)	—	(40)	—	—
Fair value at June 30, 2020	$—	$82	$82	$351	$351
____________________________
(1)The gain (loss) recognized on revaluation is included in Net income (loss) from discontinued operations.
(2)The gain recognized on revaluation is included in Other comprehensive income (loss). The gain recognized on sale is included in Gain on asset and investment sales, net.
(3)Additions of $39 relate to contingent consideration assets received from the sale of Red Lake. See Note 8 for additional information. The gain (loss) recognized on revaluation is included in Net income (loss) from discontinued operations.

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
The Company’s marketable debt securities for the period ended June 30, 2020, consisted of an unrestricted convertible debenture with Continental (the “Continental Convertible Debt”). The estimated fair value of the host debt instrument was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
hierarchy. In March 2020, the Company completed the sale of its interest in Continental, which included the convertible debenture. Refer to Note 8 for further information.
NOTE 15 INVESTMENTS

	At June 30, 2021	At December 31, 2020
Current:
Marketable equity securities	$222	$290

Non-current:
Marketable and other equity securities (1)	$298	$378

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,300	$1,202
NuevaUnión Project (50.0%)	950	949
Norte Abierto Project (50.0%)	501	493
Maverix Metals Inc. (29.6%)	170	160
TMAC Resources, Inc. (—%)	—	13
Other	1	2
	2,922	2,819
	$3,220	$3,197

Non-current restricted investments: (2)
Marketable debt securities	$38	$38
____________________________
(1)At December 31, 2020, marketable and other equity securities included the 14.9% of equity interest held in GT Gold prior to the acquisition completed in the second quarter of 2021. See Note 1 for additional information.
(2)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 5.
Pueblo Viejo
As of June 30, 2021 and December 31, 2020, the Company had outstanding shareholder loans to Pueblo Viejo of $256 and $244, with accrued interest of $3 and $4, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company had an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of June 30, 2021.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $151 and $322 for the three and six months ended June 30, 2021, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $136 and $293 for the three and six months ended June 30, 2020, respectively. These purchases, net of subsequent sales, were included in Other income, net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of June 30, 2021 or December 31, 2020.
TMAC Resources, Inc.
During the first quarter of 2020, the Company recorded a non-cash other-than-temporary impairment charge of $93, in Other income, net related to TMAC. The impairment charge was calculated using quoted market prices as of March 31, 2020.
In February 2021, TMAC entered into an agreement to sell all of the company’s outstanding shares of TMAC to Agnico Eagle Mines Ltd for cash consideration of $55. The carrying value of the Company's investment in TMAC was $13 resulting in a gain of $42, recognized in Gain on asset and investment sales, net.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16     INVENTORIES

	At June 30, 2021	At December 31, 2020
Materials and supplies	$683	$673
In-process	149	148
Concentrate (1)	49	39
Precious metals (2)	84	103
	$965	$963
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 17     STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2021	At December 31, 2020
Current:
Stockpiles	$532	$514
Ore on leach pads	400	313
	$932	$827
Non-current:
Stockpiles	$1,531	$1,446
Ore on leach pads	270	259
	$1,801	$1,705
Total:
Stockpiles	$2,063	$1,960
Ore on leach pads	670	572
	$2,733	$2,532

	Stockpiles		Leach pads
	At June 30, 2021	At December 31, 2020	At June 30, 2021	At December 31, 2020
Stockpiles and ore on leach pads:
CC&V	$10	$19	$230	$226
Musselwhite	—	1	—	—
Porcupine	28	12	—	—
Éléonore	1	1	—	—
Peñasquito	344	307	—	—
Yanacocha	36	37	180	151
Merian	14	29	—	—
Cerro Negro	6	4	—	—
Boddington	499	482	—	—
Tanami	11	7	—	—
Ahafo	433	422	—	—
Akyem	137	138	—	—
Nevada Gold Mines	544	501	260	195
	$2,063	$1,960	$670	$572
During the three and six months ended June 30, 2021, the Company recorded write-downs of $5 and $19, respectively, classified as a component of Costs applicable to sales and write-downs of $1 and $8, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2021, $6 was related to CC&V. Of the write-downs during the six months ended June 30, 2021, $11 was related to CC&V and $16 to NGM.
During the three and six months ended June 30, 2020, the Company recorded write-downs of $11 and $35,respectively, classified as a component of Costs applicable to sales and write-downs of $9 and $18, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2020, $20 was related to NGM. Of the write-downs during the six months ended June 30, 2020, $24 was related to Yanacocha and $29 to NGM.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 18     DEBT
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2021 (for the remainder of 2021)	$—
2022	492
2023	414
2024	—
2025	—
Thereafter	4,624
$5,530
In March 2021, the Company entered into an agreement to amend certain terms of the existing $3,000 revolving credit agreement dated April 4, 2019. Per the amendment, the expiration date of the credit facility was extended to March 30, 2026. The interest rate on the credit facility was amended to include a margin adjustment based on the Company’s environment, social and governance (“ESG”) scores. The maximum adjustment resulting from the ESG scores is plus or minus 0.05%. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. There were no material changes to the debt covenants under the amendment. At June 30, 2021, the Company had no borrowings outstanding under the facility.
In April 2021, the Company fully redeemed all of the outstanding 3.625% Senior Notes due June 2021 (“2021 Notes”). The redemption price of $557 equaled the principal amount of the outstanding 2021 Notes of $550 plus accrued and unpaid interest in accordance with the terms of the 2021 Notes. Interest on the 2021 Notes ceased to accrue on the date of redemption.
NOTE 19     OTHER LIABILITIES

	At June 30, 2021	At December 31, 2020
Other current liabilities:
Accrued operating costs	$234	$285
Reclamation and remediation liabilities	217	214
Accrued capital expenditures	90	144
Silver streaming agreement	83	67
Galore Creek deferred payments	75	73
Royalties	70	70
Accrued interest	61	61
Payables to joint venture partners (1)	58	94
Norte Abierto deferred payments	45	33
Taxes other than income and mining	34	48
Deposit on Kalgoorlie power business option	23	23
Operating leases	18	17
Other	46	53
	$1,054	$1,182

Other non-current liabilities:
Income and mining taxes (2)	$397	$382
Norte Abierto deferred payments	110	123
Operating leases	86	91
Social development and community obligations	44	51
Galore Creek deferred payments	23	23
Other	36	29
	$696	$699
__________________________
(1)Payables to joint venture partners at June 30, 2021 and December 31, 2020 consists of the Company’s proportionate share of total amounts due to NGM for gold and silver purchased, the transition agreement services provided, and CC&V toll milling.
(2)Income and mining taxes at June 30, 2021 and December 31, 2020 includes unrecognized tax benefits, including penalties and interest of $387 and $367, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 20     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2020	$—	$117	$(237)	$(96)	$(216)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	—	1	—	1	2
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	12	4	16
Other comprehensive income (loss)	—	1	12	5	18
Balance at June 30, 2021	$—	$118	$(225)	$(91)	$(198)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketable debt securities adjustments:
Sale of marketable debt securities	$—	$—	$—	$(5)	Gain on asset and investment sales, net
Total before tax	—	—	—	(5)
Tax	—	—	—	—
Net of tax	$—	$—	$—	$(5)

Pension and other post-retirement benefit adjustments:
Amortization	$7	$8	$14	$14	Other income, net
Settlements	—	2	—	2	Other income, net
Total before tax	7	10	14	16
Tax	(1)	(2)	(2)	(3)
Net of tax	$6	$8	$12	$13

Hedge instruments adjustments:
Interest rate contracts	$2	$2	$4	$13	Interest expense, net of capitalized interest(1)
Operating cash flow hedges	—	2	—	2	Costs applicable to sales
Total before tax	2	4	4	15
Tax	—	(2)	—	(4)
Net of tax	$2	$2	$4	$11
Total reclassifications for the period, net of tax	$8	$10	$16	$19
____________________________
(1)During the three and six months ended June 30, 2020, $— and $8, respectively, was reclassified to Other income, net as a result of tender offers.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 21     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2021	2020
Decrease (increase) in operating assets:
Trade and other receivables	$(46)	$190
Inventories, stockpiles and ore on leach pads	(169)	(121)
Other assets	108	(22)
Increase (decrease) in operating liabilities:
Accounts payable	(39)	(54)
Reclamation and remediation liabilities	(54)	(43)
Accrued tax liabilities	(308)	(40)
Other accrued liabilities	(83)	(28)
	$(591)	$(118)

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
Environmental Matters
Refer to Note 5 for further information regarding reclamation and remediation. Details about two significant matters are discussed below.
Minera Yanacocha S.R.L. - 51.35% Newmont Owned

In early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards. These Peruvian regulations allow time to formulate a compliance plan and make any necessary changes to achieve compliance.
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the Mining Ministry (“MINEM”). The Company did not receive a response or comments to this submission until April 2021 and is now in the process of updating its compliance achievement plan to address these comments. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment (EIA) modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. Consequently, part of the Company response to MINEM will include a request for an extension of time for coming into full compliance with the new regulations. In the event that MINEM does not grant Yanacocha an extension of the previously authorized timeline for, and agree to, the updated compliance achievement plan, fines and penalties relating to non-compliance may result beyond January 2024.

The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is currently conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These studies are ongoing and could result in revisions to our reclamation plan and potential material increases to the cost of water treatment plant construction and water treatment operating costs associated with the closure plan.

As these activities are progressed, it could result in a material increase in the reclamation obligation at Yanacocha. The Company will continue to advance and update the Yanacocha reclamation plan and expects to further refine the associated cost estimates in the second half of this year in connection with additional study work currently being completed.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”), which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA is assessing the WTP design. Newmont continues to manage the remediation project during the 2021 construction season.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $183 at June 30, 2021.
Other Legal Matters
Minera Yanacocha S.R.L. - 51.35% Newmont Owned
Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluación y Fiscalización Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. From 2011 to the second quarter of 2021, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. The water authority that is in charge of supervising the proper water administration has also issued notices of alleged regulatory violations in previous years. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently active range from zero to 108.11 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001100 based on current exchange rates, with a total potential fine amount for outstanding matters of $— to $0.13. Yanacocha is responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but were not a purchase of the concessions. The tax authority alleged that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represented the payment of an intangible and therefore, were amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha appealed the Superior Court ruling to the Peru Supreme Court. In January 2019, the Peru Supreme Court issued notice that three judges supported the position of the tax authority and two judges supported the position of Yanacocha. Because four votes are required for a final decision, an additional judge was selected to issue a decision and the parties conducted oral arguments in April 2019. In February 2020, the additional judge ruled in favor of the tax authority, finalizing a decision of the Peru Supreme Court against Yanacocha. As a result of the decision, the company has recognized the amount of $29. However, Yanacocha filed two constitutional actions in 2020 and one additional legal claim in 2021, objecting to potential excessive interest and duplicity of criteria of up to $51, $73 and $69, respectively. In March 2021, in one of the constitutional actions, Yanacocha’s request for an injunction to suspend the collection of interest was denied. The matter was sent back to the tax authority, which issued a resolution with an update of the total amount due of approximately $80. Yanacocha has appealed the tax authority’s resolution and the administrative case is going to be decided by the tax court. It is not possible to fully predict the outcome of this litigation.
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
State of Zacatecas’ Ecological Tax. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes that became effective January 1, 2017. Certain operations at the Company’s Peñasquito mine may be subject to these taxes. Payments are due monthly in arrears with the first payment due on February 17, 2017. The Company believes that there is no legal basis for the taxes and filed legal claims challenging their constitutionality and legality on March 9, 2017. Other companies similarly situated also filed legal claims against the taxes. The Mexican federal government also filed a claim before the National Supreme Court against the State of Zacatecas challenging whether the State of Zacatecas had the constitutional authority to implement the taxes. On February 11, 2019, the National Supreme Court of Mexico ruled that the State of Zacatecas has the constitutional authority to implement environmental taxes, and that ruling was not subject to appeal. The Company’s case continued, and although there was an initial ruling in favor of the Company, this ruling was appealed by the local tax authorities. On October 15, 2019, the First Collegiate Circuit Court of the Auxiliary Center of the Eleventh Region reversed the favorable ruling (except with respect to one issue, which was affirmed in the Company’s favor). While the First Collegiate Circuit Court’s ruling is not subject to further appeal and the Company currently has no legal challenges active with the Mexican courts, it is not possible to precisely calculate the environmental taxes given that: (a) the legislation is broadly worded and despite the years of inquiries, the State of Zacatecas has not put forward any guidance on how the tax would be levied; and (b) certain claims by other companies similarly situated are still being resolved by the Supreme Court, the results of which may change the taxes payable by the Company. The Company, along with other companies in the State of Zacatecas, is continuing to meet with governmental authorities to understand how the environmental tax would be levied. In the first quarter of 2021, the Company and the State of Zacatecas reached an agreement in principle for the Company to pay for the taxes in dispute related to tax years 2017-2020, and also arrived at a formula for the payments for tax years 2021-2024, with an agreed-upon basis for the extraction, storage activities, and gas emissions for such years. The agreements have been completed and ratified by the relevant governmental authorities, and total payments of $27 were made in the second quarter of 2021.
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
Deferred payments to Barrick Gold Corporation (“Barrick”) of $155 and $156 as of June 30, 2021 and December 31, 2020, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.

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
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. In 2020, for the sixth year in a row, Newmont was ranked as the mining and metal sector's top gold miner by the SAM S&P Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on environmental, social and governance ("ESG") transparency and performance since 2020.
We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana.
During the first half of 2020, the COVID-19 outbreak escalated to a global pandemic, which has had varying impacts in the jurisdictions in which we operate. In response, the Company temporarily placed five sites into care and maintenance late in the first quarter of 2020, with each subsequently resuming operations during the second quarter of 2020. As of June 30, 2021, all sites were fully operational, with the exception of Cerro Negro and Tanami. Cerro Negro continues to focus on returning operations to full capacity while managing ongoing COVID-related impacts. Tanami was temporarily placed into care and maintenance in late June 2021, in close coordination with the Australian government, to protect our employees and nearby communities, align with country mandated travel restrictions, and manage ongoing COVID-related impacts. As of July 22, 2021, Tanami operations have made strong progress in ramping up to full capacity.

Refer to the “Second Quarter 2021 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources" and “Non-GAAP Financial Measures" for further information about the impacts of the COVID-19 pandemic on the Company.
In May 2021, we purchased the remaining common shares of GT Gold Corporation (“GT Gold”) for cash consideration, including related transaction costs, of $326. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details regarding this transaction.

In March 2020, we completed the sale of our Red Lake complex in Ontario, Canada, previously included as part of the Company’s North America segment. As the sale was completed on March 31, 2020, results for Red Lake for the six months ended June 30, 2020 are included within the discussion below; there are no results for the three months ended June 30, 2020 and the three and six months ended June 30, 2021 included herein.
For further information on asset sales, see Note 8 of the Condensed Consolidated Financial Statements.
We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended June 30,		Increase (decrease)
	2021	2020
Net income (loss) from continuing operations attributable to Newmont stockholders	$640	$412	$228
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.80	$0.51	$0.29

	Six Months Ended June 30,		Increase (decrease)
	2021	2020
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,178	$1,249	$(71)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.47	$1.55	$(0.08)
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended June 30, 2021, compared to the same period in 2020, is primarily due to higher sales volumes as a result of certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020, higher realized metal prices, and a decrease in care and maintenance costs partially offset by lower unrealized gains on marketable and other equity securities in the current year and higher income tax expense.
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the six months ended June 30, 2021, compared to the same period in 2020, is primarily due to lower Gain on asset and investment sales, net in 2021 due to the sales of Kalgoorlie, Continental Gold, Inc. ("Continental") and Red Lake in 2020 and higher income tax expense partially offset by higher realized metal prices, higher sales volumes due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020, and a decrease in care and maintenance costs in the current period.
The details of our Sales are set forth below. See Note 4 of the Condensed Consolidated Financial Statements for additional information.

	Three Months Ended June 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$2,630	$2,166	$464	21%
Copper	80	37	43	116
Silver	175	76	99	130
Lead	43	23	20	87
Zinc	137	63	74	117
	$3,065	$2,365	$700	30%

	Six Months Ended June 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$5,112	$4,487	$625	14%
Copper	132	58	74	128
Silver	343	199	144	72
Lead	87	62	25	40
Zinc	263	140	123	88
	$5,937	$4,946	$991	20%

The following analysis summarizes consolidated sales for the three months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,625	$81	$160	$41	$135
Provisional pricing mark-to-market	13	1	9	2	4
Silver streaming amortization	—	—	18	—	—
Gross after provisional pricing and streaming impact	2,638	82	187	43	139
Treatment and refining charges	(8)	(2)	(12)	—	(2)
Net	$2,630	$80	$175	$43	$137
Consolidated ounces (thousands)/pounds (millions) sold	1,444	19	7,615	42	102
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,819	$4.40	$20.94	$0.97	$1.33
Provisional pricing mark-to-market	9	0.07	1.15	0.07	0.03
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,828	4.47	24.53	1.04	1.36
Treatment and refining charges	(5)	(0.10)	(1.53)	(0.02)	(0.02)
Net	$1,823	$4.37	$23.00	$1.02	$1.34
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$5,148	$129	$323	$100	$286
Provisional pricing mark-to-market	(15)	6	9	(11)	4
Silver streaming amortization	—	—	39	—	—
Gross after provisional pricing and streaming impact	5,133	135	371	89	290
Treatment and refining charges	(21)	(3)	(28)	(2)	(27)
Net	$5,112	$132	$343	$87	$263
Consolidated ounces (thousands)/pounds (millions) sold	2,861	31	16,146	92	221
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,800	$4.21	$19.99	$1.08	$1.29
Provisional pricing mark-to-market	(5)	0.19	0.57	(0.11)	0.02
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,795	4.40	23.00	0.97	1.31
Treatment and refining charges	(7)	(0.10)	(1.73)	(0.02)	(0.12)
Net	$1,788	$4.30	$21.27	$0.95	$1.19
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

The following analysis summarizes consolidated sales for the three months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,162	$32	$66	$23	$80
Provisional pricing mark-to-market	17	6	15	—	4
Silver streaming amortization	—	—	11	—	—
Gross after provisional pricing and streaming impact	2,179	38	92	23	84
Treatment and refining charges	(13)	(1)	(16)	—	(21)
Net	$2,166	$37	$76	$23	$63
Consolidated ounces (thousands)/pounds (millions) sold	1,255	13	5,211	31	91
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,721	$2.57	$12.59	$0.77	$0.88
Provisional pricing mark-to-market	14	0.45	2.72	(0.02)	0.05
Silver streaming amortization	—	—	2.25	—	—
Gross after provisional pricing and streaming impact	1,735	3.02	17.56	0.75	0.93
Treatment and refining charges	(11)	(0.11)	(2.86)	—	(0.23)
Net	$1,724	$2.91	$14.70	$0.75	$0.70
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$4,478	$66	$184	$73	$200
Provisional pricing mark-to-market	29	(5)	6	(2)	(9)
Silver streaming amortization	—	—	32	—	—
Gross after provisional pricing and streaming impact	4,507	61	222	71	191
Treatment and refining charges	(20)	(3)	(23)	(9)	(51)
Net	$4,487	$58	$199	$62	$140
Consolidated ounces (thousands)/pounds (millions) sold	2,715	26	13,889	91	215
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,649	$2.52	$13.22	$0.80	$0.93
Provisional pricing mark-to-market	11	(0.20)	0.40	(0.02)	(0.04)
Silver streaming amortization	—	—	2.34	—	—
Gross after provisional pricing and streaming impact	1,660	2.32	15.96	0.78	0.89
Treatment and refining charges	(8)	(0.11)	(1.61)	(0.10)	(0.24)
Net	$1,652	$2.21	$14.35	$0.68	$0.65
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

The change in consolidated sales is due to:

	Three Months Ended June 30,
	2021 vs. 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$326	$17	$42	$8	$11
Increase (decrease) in average realized price	133	27	53	12	44
Decrease (increase) in treatment and refining charges	5	(1)	4	—	19
	$464	$43	$99	$20	$74

	Six Months Ended June 30,
	2021 vs. 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$242	$11	$36	$1	$6
Increase (decrease) in average realized price	384	63	113	17	93
Decrease (increase) in treatment and refining charges	(1)	—	(5)	7	24
	$625	$74	$144	$25	$123
The increases in gold sales during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to higher average realized gold prices in the current year and higher ounces sold in the current year due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020.
The increases in copper, silver, lead and zinc sales during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to higher average realized metal prices in the current year and higher volumes sold in the current year due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020.
For further discussion regarding changes in volumes, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. See Note 3 of the Condensed Consolidated Financial Statements for additional information.

	Three Months Ended June 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$1,091	$940	$151	16%
Copper	38	25	13	52
Silver	75	35	40	114
Lead	18	13	5	38
Zinc	59	45	14	31
	$1,281	$1,058	$223	21%

	Six Months Ended June 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$2,156	$2,080	$76	4%
Copper	65	50	15	30
Silver	150	103	47	46
Lead	37	39	(2)	(5)
Zinc	120	118	2	2
	$2,528	$2,390	$138	6%
The increases in Costs applicable to sales for gold during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to higher ounces produced in the current year due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020 partially offset by lower production volume at Yanacocha as a result of lower leach pad production and lower mill throughput due to ramp down of the mill during the first quarter of 2021. The increase for the six months ended June 30, 2021, compared to the same period in 2020, was also partially offset due to the sale of Red Lake during the first quarter of 2020.
The increases in Costs applicable to sales for copper during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to an unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper, higher copper-price driven royalties, and higher production volumes. The increase for the six months ended June 30, 2021, compared to the same period in 2020, was partially offset by lower maintenance costs at Boddington.
The increases in Costs applicable to sales for silver during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to higher ounces produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The increase in Costs applicable to sales for lead during the three months ended June 30, 2021, compared to the same period in 2020, is primarily due to higher pounds produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic. The decrease in Costs applicable to sales for lead during the six months ended June 30, 2021 compared to the same period in 2020, is primarily due to lower co-product allocation of costs at Peñasquito partially offset by higher pounds produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The increases in Costs applicable to sales for zinc during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to higher pounds produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. See Note 3 of the Condensed Consolidated Financial Statements for additional information.

	Three Months Ended June 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$469	$445	$24	5%
Copper	6	4	2	50
Silver	39	25	14	56
Lead	10	9	1	11
Zinc	26	29	(3)	(10)
Other	11	16	(5)	(31)
	$561	$528	$33	6%

	Six Months Ended June 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$925	$908	$17	2%
Copper	10	9	1	11
Silver	80	58	22	38
Lead	20	22	(2)	(9)
Zinc	55	64	(9)	(14)
Other	24	32	(8)	(25)
	$1,114	$1,093	$21	2%
The increases in Depreciation and amortization for gold during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to higher ounces produced in the current year due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020 partially offset by lower production volume at Yanacocha as a result of lower leach pad production and lower mill throughput due to ramp down of the mill during the first quarter 2021. The increase for the six months ended June 30, 2021, compared to the same period in 2020, was also partially offset due to the sale of Red Lake during the first quarter of 2020.
The increases in Depreciation and amortization for copper during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to higher production volumes and higher co-product allocation of costs to copper at Boddington.

The increases in Depreciation and amortization for silver during the three and six months ended June 30, 2021, compared to the same periods in 2020, are primarily due to higher ounces produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The increase in Depreciation and amortization for lead during the three months ended June 30, 2021, compared to the same period in 2020, is primarily due to higher pounds produced due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic. The decrease in Depreciation and amortization for lead during the six months ended June 30, 2021 compared to the same period in 2020, is due to lower co-product allocation of costs at Peñasquito partially offset by higher pounds produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The decreases in Depreciation and amortization for zinc during the three and six months ended June 30, 2021, compared to the same periods in 2020, are due to lower co-product allocation of costs at Peñasquito partially offset by higher pounds produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Reclamation and remediation increased by $17 and $25 during the three and six months ended June 30, 2021, compared to the same periods in 2020, respectively, primarily due to revisions to estimated construction costs of a water treatment plant at the Midnite mine site and higher estimated closure costs related to water management at NGM for the closed Rain site.
Exploration expense increased by $26 and $17 during the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to increase in various exploration activities in Australia and North America.
Advanced projects, research and development expense increased by $11 and $15 during the three and six months ended June 30, 2021, respectively. The increase compared to the same periods in 2020 were primarily due to increased spend associated with full potential programs.
General and administrative expense decreased by $8 and $8 during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to ongoing integration activities related to Newmont Goldcorp transaction and other cost reduction efforts. General and administrative expense as a percentage of Sales was 2.1% and 2.2% for the three and six months ended June 30, 2021, compared to 3.0% and 2.8% in the same periods in 2020.
Care and maintenance decreased by $123 and $143 during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decrease is due to a reduction of mine sites temporarily placed into care and maintenance or operating at reduced levels as a result of the COVID-19 pandemic in 2021 as compared to 2020.
Other expense, net decreased by $9 and $3 during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Refer to Note 7 of the Condensed Consolidated Financial Statements for additional information.
Gain on asset and investment sales, net for the three months ended June 30, 2021 was in line with the same period in 2020. Gain on asset and investment sales, net decreased by $549 during the six months ended June 30, 2021, compared to the same period in 2020. Refer to Note 8 of the Condensed Consolidated Financial Statements for additional information on asset sales and Note 15 for additional information on investment sales.
Other income, net decreased by $148 and $41 during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Refer to Note 9 of the Condensed Consolidated Financial Statements for additional information.
Interest expense, net of capitalized interest decreased by $10 and $18 during the three and six months ended June 30, 2021 respectively, compared to the same periods in 2020 due to lower interest rates as a result of the Company's recent debt refinancing transactions and early redemption of the 2021 Notes. Refer to Note 18 for additional information on the redemption.
Income and mining tax expense (benefit) was $341 and $164, and $576 and $141 during the three and six months ended June 30, 2021 and 2020, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 10 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	June 30, 2021					June 30, 2020
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$168	17%		$29	(2)	$129	21%		$27	(2)
CC&V	33	9		3	(3)	25	12		3	(3)
Corporate & Other	(73)	37		(27)	(4)	(17)	210		(36)	(4)
Total US	128	4		5		137	(4)		(6)
Australia	270	36		97	(5)	160	41		66	(5)
Ghana	119	34		41		110	34		37
Suriname	66	32		21	(6)	63	27		17	(6)
Peru	37	151		56	(7)	(21)	(33)		7	(7)
Canada	29	62		18	(8)	129	13		17	(8)
Mexico	269	41		111	(9)	15	220		33	(9)
Argentina	(10)	(20)		2	(10)	(45)	64		(29)	(10)
Other Foreign	35	—		—		2	—		—
Rate adjustments	—	N/A		(10)	(11)	—	N/A		22	(11)
Consolidated	$943	36%	(12)	$341		$550	30%	(12)	$164
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.
(2)Includes deduction for percentage depletion of $(15) and $(11) and mining taxes net of associated federal benefit of $8 and $12, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(5) and $(2), respectively.
(4)Includes valuation allowance of $(16) and $(34) and uncertain tax position reserve adjustment of $(1) and $—, respectively.
(5)Includes mining taxes net of associated federal benefit of $16 and $18 and tax impacts from the exposure to fluctuations in foreign currency of $1 and $—, respectively.
(6)Includes valuation allowance of $1 and $—, respectively.
(7)Includes mining taxes net of associated federal benefit of $7 and $2, valuation allowance of $30 and $9, and uncertain tax position reserve adjustment of $(2) and $—, respectively.
(8)Includes mining taxes net of associated federal benefit of $3 and $1, valuation allowance of $— and $(27), uncertain tax position reserve adjustment of $2 and $1, and tax impacts from the exposure to fluctuations in foreign currency of $(1) and $2, respectively.
(9)Includes mining taxes net of associated federal benefit of $14 and $—, valuation allowance of $3 and $1, uncertain tax position reserve adjustment of $21 and $14, tax impact from the exposure to fluctuations in foreign currency of $15 and $11, and tax impact from prior year true-up adjustment of $(25) and $—, respectively.
(10)Includes tax impacts from the exposure to fluctuations in foreign currency of $(3) and $(21) and tax expense of $11 and $— due to the impact of the rate change on the deferred tax liability, respectively.
(11)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(12)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

	Six Months Ended
	June 30, 2021					June 30, 2020
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$333	17%		$57	(2)	$267	20%		$53	(2)
CC&V	50	8		4	(3)	45	9		4	(3)
Corporate & Other	(305)	15		(46)	(4)	(236)	20		(47)	(4)
Total US	78	19		15		76	13		10
Australia	487	36		176	(5)	857	16		140	(5)
Ghana	254	34		86		182	34		62
Suriname	146	29		43	(6)	152	27		41	(6)
Peru	35	154		54	(7)	(34)	(115)		39	(7)
Canada	119	26		31	(8)	12	83		10	(8)
Mexico	542	34		184	(9)	124	(91)		(113)	(9)
Argentina	(19)	47		(9)	(10)	(51)	80		(41)	(10)
Other Foreign	44	—		—		11	—		—
Rate adjustments	—	N/A		(4)	(11)	—	N/A		(7)	(11)
Consolidated	$1,686	34%	(12)	$576		$1,329	11%	(12)	$141
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.
(2)Includes deduction for percentage depletion of $(29) and $(24) and mining taxes net of associated federal benefit of $16 and $22, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(7) and $(5), respectively.
(4)Includes valuation allowance of $9 and $(2) and uncertain tax position reserve adjustment of $(1) and $—, respectively.
(5)Includes mining taxes net of associated federal benefit of $30 and $32, valuation allowance of $— and $(148), and tax impacts from the exposure to fluctuations in foreign currency of $5 and $—, respectively.
(6)Includes valuation allowance of $1 and $1, respectively.
(7)Includes mining taxes net of associated federal benefit of $7 and $1, valuation allowance of $29 and $17, uncertain tax position reserve adjustment of $(2) and $—, and expense related to prior year tax disputes of $— and $28, respectively.
(8)Includes mining tax net of associated federal benefit of $7 and $1, valuation allowance of $1 and $9, uncertain tax position reserve adjustment of $3 and $(5), and tax impacts from the exposure to fluctuations in foreign currency of $1 and $(7), respectively.
(9)Includes mining tax net of associated federal benefit of $28 and $3, valuation allowance of $1 and $(4), uncertain tax position reserve adjustment of $21 and $(5), tax impact from the exposure to fluctuations in foreign currency of $(4) and $(146), and tax impact from prior year true-up adjustment of $(25) and $(1), respectively.
(10)Includes tax impacts from the exposure to fluctuations in foreign currency of $(13) and $(31) and tax expense of $11 and $— due to the impact of the rate change on the deferred tax liability, respectively.
(11)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(12)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.
In the third quarter of 2020, the Nevada legislature passed three resolutions proposing amendments to the Nevada Constitution to modify provisions regarding the Net Proceeds of Minerals tax. During the quarter, the Nevada legislature enacted a new excise tax on revenue from gold and silver sales and as a result will not be making modifications to the Net Proceeds of Minerals tax. See the Nevada Results of Operations for additional information.

Governments in various jurisdictions in which the Company operates passed legislation in response to the COVID-19 pandemic. During the quarter, the statutory Federal tax rate in Argentina was increased from 25% to 35%, effective January 1, 2021. The impact of the rate change on the deferred tax balance has been included in the tax expense.
Equity income (loss) of affiliates increased by $20 and $33 during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to an increase in income from the Pueblo Viejo mine. For the three and six months ended June 30, 2021, earnings before income taxes and depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $111 and $228, respectively, and was $82 and $183 during the three and six months ended June 30, 2020, respectively. Pueblo Viejo EBITDA is a non-GAAP financial measure. For additional information regarding Pueblo Viejo EBITDA, refer to “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For additional information regarding Equity income (loss) of affiliates, refer to Note 11 of the Condensed Consolidated Financial Statements.

Results of Consolidated Operations
Newmont has developed gold equivalent ounces (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2021 GEO Price	$1,200	$2.75	$22.00	$0.90	$1.05
2020 GEO Price	$1,200	$2.75	$16.00	$0.95	$1.20
    Our mines continued to operate with robust controls, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate. We have adopted a risk-based approach to business travel, are providing flexible and remote working plans for employees and are maintaining effective contact tracing procedures and “social distancing” protocols. For the three and six months ended June 30, 2021, we incurred $20 and $42, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, as a result of these and other actions taken to protect our employees and operations, and to support the local communities in which we operate, of which $19 and $40, respectively, are included in All-in sustaining costs. For the three and six months ended June 30, 2020, we incurred $33 and $35, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, and were excluded from All-in sustaining costs. All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For additional information regarding costs related to our response to the COVID-19 pandemic, see Note 7 of the Condensed Consolidated Financial Statements.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	397	232	$769	$735	$353	$444	$985	$1,162
South America	248	194	721	781	352	414	1,022	1,233
Australia	299	294	764	719	168	182	997	907
Africa	202	193	763	696	320	338	1,000	877
Nevada	284	326	753	797	448	451	985	979
Total/Weighted-Average (5)	1,430	1,239	$755	$748	$332	$367	$1,035	$1,097
Attributable to Newmont	1,371	1,181

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (6)	260	108	$586	$505	$289	$343	$761	$960
Australia (7)	43	30	898	874	143	155	1,113	1,068
Total/Weighted-Average	303	138	$629	$555	$269	$318	$886	$974

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	78	74

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	810	608	$752	$811	$351	$393	$971	$1,105
South America	480	521	753	796	362	370	1,041	1,087
Australia	568	552	757	724	169	183	1,048	927
Africa	407	379	760	715	314	325	974	902
Nevada	587	655	749	765	432	423	924	953
Total/Weighted-Average (5)	2,852	2,715	$754	$766	$332	$346	$1,037	$1,061
Attributable to Newmont	2,735	2,565

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (6)	545	418	$550	$551	$278	$304	$762	$888
Australia (7)	75	59	913	843	146	154	1,231	1,051
Total/Weighted-Average	620	477	$590	$583	$263	$287	$851	$906

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	169	169
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended June 30, 2021 and 2020, Depreciation and amortization includes $— and $49 at North America, $— and $21 at South America and $1 and $— at Australia, respectively, in care and maintenance costs. For the six months ended June 30, 2021 and 2020, Depreciation and amortization includes $— and $51 at North America, $— and $26 at South America and $1 and $— at Australia, respectively, in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended June 30, 2021 and 2020, All-in sustaining costs includes $— and $78 at North America and $— and $47 at South America and $2 and $— at Australia, respectively, in care and maintenance costs recorded in Care and maintenance. For the six months ended June 30, 2021 and 2020, All-in sustaining costs includes $— and $87 at North America and $— and $58 at South America and $2 and $— at Australia, respectively, in care and maintenance costs recorded in Care and maintenance.
(4)For the three months ended June 30, 2021, All-in sustaining costs include incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net of $6, $11, $—, and $2 at North America, South America, Australia, and Africa, respectively. For the six months ended June 30, 2021, All-in sustaining costs include incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net of $13 , $23, $1, and $3 at North America, South America, Australia, and Africa, respectively. For the three and six months ended June 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)For the three months ended June 30, 2021, the Peñasquito mine in North America produced 7,428 thousand ounces of silver, 44 million pounds of lead and 105 million pounds of zinc. For the three months ended June 30, 2020, the Peñasquito mine in North America produced 3,554 thousand ounces of silver, 22 million pounds of lead and 43 million pounds of zinc. For the six months ended June 30, 2021, the Peñasquito mine in North America produced 15,590 thousand ounces of silver, 94 million pounds of lead and 216 million pounds of zinc. For the six months ended June 30, 2020, the Peñasquito mine in North America produced 13,051 thousand ounces of silver, 84 million pounds of lead and 178 million pounds of zinc.
(7)For the three months ended June 30, 2021 and 2020, the Boddington mine in Australia produced 19 million and 13 million pounds of copper, respectively. For the six months ended June 30, 2021 and 2020, the Boddington mine in Australia produced 33 million and 26 million pounds of copper, respectively.
(8)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended June 30, 2021 compared to 2020
Consolidated gold production increased 15% primarily due to Musselwhite, Éléonore and Peñasquito in North America and Cerro Negro in South America being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020, and higher ore grade milled and higher mill throughput at Boddington in Australia, partially offset by lower mill availability and lower tons and grades mined at NGM, lower mill throughput and lower ore grade milled at Porcupine in North America and a build-up of in-circuit inventory at Tanami in Australia as the mine was placed under care and maintenance in June 2021 as a result of COVID-19 restrictions.
Consolidated gold equivalent ounces – other metals production increased 120% primarily due to the Peñasquito mine in North America being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled, in addition to higher mill throughput and higher recovery at Boddington in Australia.

Costs applicable to sales per consolidated gold ounce increased 1% primarily due to lower ore grade mined and higher maintenance costs at Porcupine in North America, unfavorable Australian dollar foreign currency exchange rate and higher mill maintenance costs at Tanami in Australia and higher direct operating costs as a result of COVID-19 restrictions and production tax credits received in the prior year at Cerro Negro in South America, partially offset by overall higher gold ounces sold and higher by-product credits. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 13% primarily due to higher concentrate selling expenses at Peñasquito in North America and unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper and higher copper-price driven royalties at Boddington in Australia, partially offset by overall higher gold equivalent ounces – other metals sold.
Depreciation and amortization per consolidated gold ounce decreased 10% primarily due to higher gold ounces sold. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 15% primarily due to higher gold equivalent ounces – other metals sold and care and maintenance costs in the prior year.
All-in sustaining costs per consolidated gold ounce decreased 6% primarily due to higher care and maintenance costs in the prior year, partially offset by higher sustaining capital spend. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 9% primarily due to lower treatment and refining costs and higher care and maintenance costs in the prior year, partially offset by higher costs applicable to sales per gold equivalent ounce – other metals.
Six Months Ended June 30, 2021 compared to 2020
Consolidated gold production increased 5% primarily due to Musselwhite, Éléonore and Peñasquito in North America and Cerro Negro in South America being placed under care and maintenance in the prior year or operated at reduced levels as a result of ongoing COVID-19 restrictions, higher ore grade milled and higher mill throughput at Boddington in Australia and higher ore grade milled at Akyem in Africa, partially offset by lower mill availability and lower mill throughput and grades mined at NGM, the ramp down of the mill and lower leach pad production at Yanacocha in South America, the sale of Red Lake in North America and lower mill throughput and lower ore grade milled at Porcupine in North America.
Consolidated gold equivalent ounces – other metals production increased 30% primarily due to higher mill throughput as the Peñasquito mine in North America was put under care and maintenance in the prior year and higher ore grade milled, higher mill throughput and higher recovery at Boddington in Australia.
Costs applicable to sales per consolidated gold ounce decreased 2% primarily due to higher gold ounces sold and higher by-product credits, partially offset by higher maintenance costs at Porcupine in North America and higher direct operating costs at Merian in South America. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 1% primarily due to unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper and higher copper-price driven royalties, partially offset by higher gold equivalent ounces - other metals sold and lower maintenance costs at Boddington in Australia.
Depreciation and amortization per consolidated gold ounce decreased 4% primarily due to higher gold ounces sold. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 8% primarily due to higher gold equivalent - other metals sold and care and maintenance costs in the prior year.
All-in sustaining costs per consolidated gold ounce decreased 2% primarily due to higher care and maintenance costs in the prior year and lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend. All-in sustaining costs per consolidated gold equivalent ounce – other metals decreased 6% primarily due to lower treatment and refining costs and higher care and maintenance costs in the prior year, partially offset by higher sustaining capital spend.

North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)(5)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	59	60	$931	$923	$265	$292	$1,142	$1,132
Musselwhite	33	3	1,069	2,841	542	6,911	1,420	N.M.
Porcupine	66	87	916	676	312	323	1,193	800
Éléonore	69	13	972	1,003	537	1,226	1,287	2,832
Peñasquito	170	69	525	604	274	435	656	949
Total/Weighted-Average (6)	397	232	$769	$735	$353	$444	$985	$1,162

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (7)	260	108	$586	$505	$289	$343	$755	$960
Total/Weighted-Average (6)	260	108	$586	$505	$289	$343	$761	$960

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	120	129	$1,005	$920	$289	$295	$1,209	$1,087
Red Lake	—	38	—	1,066	—	44	—	1,182
Musselwhite	69	18	1,037	1,745	529	1,121	1,359	4,044
Porcupine	141	164	904	714	319	332	1,146	837
Éléonore	132	74	926	925	533	592	1,258	1,506
Peñasquito	348	185	497	632	264	362	644	852
Total/Weighted-Average (6)	810	608	$752	$811	$351	$393	$971	$1,105

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (7)	545	418	$550	$551	$278	$304	$760	$888
Total/Weighted-Average (6)	545	418	$550	$551	$278	$304	$762	$888
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended June 30, 2021 and 2020, Depreciation and amortization includes $— and $7 at Musselwhite, $— and $14 at Éléonore and $— and $28 at Peñasquito, respectively, included in care and maintenance costs. For the six months ended June 30, 2021 and 2020, Depreciation and amortization includes $— and $7 at Musselwhite, $— and $16 at Éléonore and $— and $28 at Peñasquito, respectively, in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended June 30, 2021 and 2020, All-in sustaining costs includes $— and $20 at Musselwhite, $— and $20 at Éléonore and $— and $38 at Peñasquito, respectively, in care and maintenance costs recorded in Care and maintenance. For the six months ended June 30, 2021 and 2020, All-in sustaining costs includes $— and $23 at Musselwhite, $— and $26 at Éléonore and $— and $38 at Peñasquito, respectively, in care and maintenance costs recorded in Care and maintenance.
(4)For the three and six months ended June 30, 2021, All-in sustaining costs include $6 and $13, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the three and six months ended June 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)N.M. - Not Meaningful
(6)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(7)For the three months ended June 30, 2021, Peñasquito produced 7,428 thousand ounces of silver, 44 million pounds of lead and 105 million pounds of zinc. For the three months ended June 30, 2020, Peñasquito produced 3,554 thousand ounces of silver, 22 million pounds of lead and 43 million pounds of zinc. For the six months ended June 30, 2021, Peñasquito produced 15,590 thousand ounces of silver, 94 million pounds of lead and 216 million pounds of zinc. For the six months ended June 30, 2020, Peñasquito produced 13,051 thousand ounces of silver, 84 million pounds of lead and 178 million pounds of zinc.
Three months ended June 30, 2021 compared to 2020
CC&V, USA. Gold production decreased 2% primarily driven by lower ore grades milled and recovery partially offset by higher leach production. Costs applicable to sales per gold ounce increased 1% primarily driven by higher inventory adjustments. Depreciation and amortization per gold ounce decreased 9% primarily due to lower depreciation and amortization rates, partially offset by higher inventory adjustments. All-in sustaining costs per gold ounce increased 1% primarily due to higher costs applicable to sales per gold ounce and higher advanced projects spend, partially offset by lower sustaining capital spend.
Musselwhite, Canada. Gold production increased significantly primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled. Costs applicable to sales per gold ounce decreased 62% primarily due to higher ore grade mined. Depreciation and amortization per gold ounce decreased 92% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased significantly primarily due to lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year, partially offset by higher sustaining capital spend.
Porcupine, Canada. Gold production decreased 24% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 36% primarily due to lower ore grade mined and higher maintenance costs. Depreciation and amortization per gold ounce decreased 3% primarily driven by a longer reserve life, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 49% primarily driven by higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Éléonore, Canada. Gold production increased 431% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled. Costs applicable to sales per gold ounce decreased 3% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 56% primarily driven by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 55% primarily due to care and maintenance costs in the prior year, partially offset by higher sustaining capital spend.
Peñasquito, Mexico. Gold production increased 146% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled. Gold equivalent ounces – other metals production increased 141% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled. Costs applicable to sales per gold ounce decreased 13% primarily due to higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 16% primarily driven by higher concentrate selling expenses, partially offset by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce decreased 37% primarily due to higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 16% primarily due to higher gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce decreased 31% primarily due to lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year, partially offset by higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 21% primarily due to care and maintenance costs in the prior year and lower treatment and refining costs, partially offset by higher costs applicable to sales per gold equivalent ounce - other metals.
Six Months Ended June 30, 2021 compared to 2020
CC&V, USA. Gold production decreased 7% primarily driven by lower ore grades milled and recovery, in addition to lower leach recoveries. Costs applicable to sales per gold ounce increased 9% primarily due to lower ounces sold and higher inventory adjustments. Depreciation and amortization per gold ounce decreased 2% primarily due to lower depreciation and amortization rates, partially offset by higher inventory adjustments. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce and higher advanced projects spend.
Musselwhite, Canada. Gold production increased 283% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled. Costs applicable to sales per gold ounce decreased 41% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 53% primarily driven by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 66% primarily driven by lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year, partially offset by higher sustaining capital spend.
Porcupine, Canada. Gold production decreased 14% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 27% primarily due to higher maintenance costs and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 4% primarily due to a longer reserve life, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 37% primarily driven by higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Éléonore, Canada. Gold production increased 78% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled. Costs applicable to sales per gold ounce was in line with the prior year. Depreciation and amortization per gold ounce decreased 10% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 16% primarily due to care and maintenance costs in the prior year, partially offset by higher sustaining capital spend.
Peñasquito, Mexico. Gold production increased 88% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled. Gold equivalent ounces – other metals production increased 30% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 21% primarily driven by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals was in line with the prior year.

Depreciation and amortization per gold ounce decreased 27% primarily due to higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 9% primarily due to higher gold equivalent - other metals sold. All-in sustaining costs per gold ounce decreased 24% primarily due to lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year, partially offset by higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 14% primarily due to care and maintenance costs in the prior year and lower treatment and refining costs.
South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	67	68	$471	$906	$344	$413	$1,029	$1,484
Merian	105	100	767	720	236	225	909	833
Cerro Negro	76	26	875	699	501	976	1,133	1,838
Total / Weighted Average (5)	248	194	$721	$781	$352	$414	$1,022	$1,233
Yanacocha (48.65%)	(32)	(33)
Merian (25.00%)	(27)	(25)
Attributable to Newmont	189	136

Attributable gold from equity method investments (6)	(ounces in thousands)
Pueblo Viejo (40%)	78	74

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	129	190	$635	$1,013	$395	$387	$1,117	$1,372
Merian	219	233	758	664	235	204	887	762
Cerro Negro	132	98	868	699	524	669	1,181	1,234
Total / Weighted Average (5)	480	521	$753	$796	$362	$370	$1,041	$1,087
Yanacocha (48.65%)	(62)	(92)
Merian (25.00%)	(55)	(58)
Attributable to Newmont	363	371

Attributable gold from equity method investments (6)	(ounces in thousands)
Pueblo Viejo (40%)	169	169

___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended June 30, 2021 and 2020, Depreciation and amortization includes $— and $5 at Yanacocha and $— and $16 at Cerro Negro, respectively, in care and maintenance costs. For the six months ended June 30, 2021 and 2020, Depreciation and amortization includes $— and $7 at Yanacocha and $— and $19 at Cerro Negro, respectively, in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended June 30, 2021 and 2020, All-in sustaining costs includes $— and $21 at Yanacocha, $— and $25 at Cerro Negro and $— and $1 at Other South America, respectively, in care and maintenance costs recorded in Care and maintenance. For the six months ended June 30, 2021 and 2020, All-in sustaining costs includes $— and $25 at Yanacocha, $— and $32 at Cerro Negro and $— and $1 at Other South America, respectively, in care and maintenance costs recorded in Care and maintenance.
(4)For the three and six months ended June 30, 2021, All-in sustaining costs include $11 and $23, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the three and six months ended June 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended June 30, 2021 compared to 2020
Yanacocha, Peru. Gold production decreased 1% primarily due to the ramp down of the mill, partially offset by higher leach pad production. Costs applicable to sales per gold ounce decreased 48% primarily due to higher by-product credits as a result of the timing of silver sale shipments that were previously delayed from the prior year due to COVID-19 and higher ore grade mined.

Depreciation and amortization per gold ounce decreased 17% primarily due to higher ore grade mined. All-in sustaining costs per gold ounce decreased 31% primarily due to lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year, partially offset by higher reclamation costs.
Merian, Suriname. Gold production increased 5% primarily due to higher ore grade milled and higher mill throughput, partially offset by a build-up of in-circuit ounces as compared to a draw-down in the prior year. Costs applicable to sales per gold ounce increased 7% primarily due to higher direct operating costs and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 5% due to higher amortization rates from asset additions, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 192% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 25% primarily due to higher direct operating costs as a result of COVID-19 restrictions, production tax credits received in the prior year and higher royalties, partially offset by higher gold ounces sold and higher by-product credits. Depreciation and amortization per gold ounce decreased 49% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 38% primarily due to care and maintenance costs in the prior year, partially offset by higher sustaining capital spend and higher costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 5% primarily due to higher mill throughput, partially offset by lower ore grade milled and lower recovery. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Six Months Ended June 30, 2021 compared to 2020
Yanacocha, Peru. Gold production decreased 32% primarily due to lower mill throughput as a result of the ramp down of the mill and lower leach pad production as a result of lower leach recoveries. Costs applicable to sales per gold ounce decreased 37% primarily due to higher by-product credits as a result of the timing of silver sale shipments that were previously delayed from the prior year due to COVID-19, higher gold ounces mined and no leach pad inventory adjustments in the current year. Depreciation and amortization per gold ounce increased 2% primarily due to lower gold ounces sold, partially offset by no leach pad inventory adjustments in the current year. All-in sustaining costs per gold ounce decreased 19% primarily due to lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year, partially offset by higher reclamation costs.
Merian, Suriname. Gold production decreased 6% primarily due to lower ore grade milled and a lower draw-down of in-circuit ounces, partially offset by higher mill throughput and recovery. Costs applicable to sales per gold ounce increased 14% primarily due to higher direct operating costs, lower gold ounces sold and higher gold price-driven royalties. Depreciation and amortization per gold ounce increased 15% due to higher amortization rates from asset additions and lower gold ounces sold. All-in sustaining costs per gold ounce increased 16% primarily due to higher costs applicable to sales per gold ounce.
Cerro Negro, Argentina. Gold production increased 35% primarily due to the mine being placed under care and maintenance in response to the COVID-19 pandemic during 2020. Costs applicable to sales per gold ounce increased 24% primarily due to higher direct operating costs as a result of COVID-19 restrictions and production tax credits received in the prior year, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 22% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 4% primarily due to care and maintenance costs in the prior year, partially offset by higher sustaining capital spend and higher costs applicable to sales per gold ounce.

Pueblo Viejo, Dominican Republic. Attributable gold production was in line with the prior year as higher mill throughput was offset by lower ore grade milled and lower recovery. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization(2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	188	168	$855	$893	$139	$155	$1,023	$1,068
Tanami	111	126	605	499	204	199	919	672
Total/Weighted-Average (5)	299	294	$764	$719	$168	$182	$997	$907

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (6)	43	30	$898	$874	$143	$155	$1,088	$1,068
Total/Weighted-Average (5)	43	30	$898	$874	$143	$155	$1,113	$1,068

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization(2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	340	310	$874	$888	$140	$156	$1,157	$1,081
Tanami	228	242	587	519	198	200	854	699
Total/Weighted-Average (5)	568	552	$757	$724	$169	$183	$1,048	$927

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (6)	75	59	$913	$843	$146	$154	$1,216	$1,051
Total/Weighted-Average (5)	75	59	$913	$843	$146	$154	$1,231	$1,051
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended June 30, 2021 and 2020, Depreciation and amortization includes $1 and $— at Tanami in care and maintenance costs. For the six months ended June 30, 2021 and 2020, Depreciation and amortization includes $1 and $— at Tanami in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended June 30, 2021 and 2020, All-in sustaining costs includes $2 and $— at Tanami in care and maintenance costs recorded in Care and maintenance. For the six months ended June 30, 2021 and 2020, All-in sustaining costs includes $2 and $— at Tanami in care and maintenance costs recorded in Care and maintenance.
(4)For the three and six months ended June 30, 2021, All-in sustaining costs include $— and $1, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the three and six months ended June 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)For the three months ended June 30, 2021 and 2020, Boddington produced 19 million and 13 million pounds of copper, respectively. For the six months ended June 30, 2021 and 2020, Boddington produced 33 million and 26 million pounds of copper, respectively.
Three months ended June 30, 2021 compared to 2020
Boddington, Australia. Gold production increased 12% primarily due to higher ore grade milled and higher mill throughput, partially offset by lower recovery. Gold equivalent ounces – other metals production increased 43% primarily due to higher ore grade milled, higher mill throughput and higher recovery. Costs applicable to sales per gold ounce decreased 4% primarily due to higher gold ounces sold, lower maintenance costs and lower co-product allocation of costs to gold, partially offset by unfavorable impacts of the strengthening of the Australian dollar foreign currency exchange rate. Costs applicable to sales per gold equivalent ounce – other metals increased 3% primarily due to unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper and higher copper-price driven royalties, partially offset by higher gold equivalent ounces - other metals sold and lower maintenance costs. Depreciation and amortization per gold ounce decreased 10% primarily due to a longer reserve life, higher gold ounces sold and a lower co-product allocation of costs to gold. Depreciation and amortization per gold equivalent ounce – other metals decreased 8% primarily due to a longer reserve life and higher gold equivalent ounces - other metals sold, partially offset by higher co-product allocation of costs to copper. All-in sustaining costs per gold ounce decreased 4% primarily due to lower costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 2% primarily driven by higher costs applicable to sales per gold equivalent ounce - other metals.
Tanami, Australia. Gold production decreased 12% primarily due to a build-up of in-circuit inventory as the mine was placed under care and maintenance in June 2021 as a result of COVID-19 restrictions, lower ore grade milled and lower recovery, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 21% primarily due to unfavorable Australian dollar foreign currency exchange rate, lower gold ounces sold and higher mill maintenance costs. Depreciation and amortization per gold ounce increased 3% primarily due to lower gold ounces sold, partially offset by a longer reserve life. All-in sustaining costs per gold ounce increased 37% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Six Months Ended June 30, 2021 compared to 2020
Boddington, Australia. Gold production increased 10% primarily due to higher ore grade milled and higher mill throughput, partially offset by lower recovery. Gold equivalent ounces – other metals production increased 27% primarily due to higher ore grade milled, higher mill throughput and higher recovery. Costs applicable to sales per gold ounce decreased 2% primarily due to higher gold ounces sold, lower maintenance costs and lower co-product allocation of costs to gold, partially offset by unfavorable Australian dollar foreign currency exchange rate. Costs applicable to sales per gold equivalent ounce – other metals increased 8% primarily due to unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper and higher copper-price driven royalties, partially offset by higher gold equivalent ounces - other metals sold and lower maintenance costs. Depreciation and amortization per gold ounce decreased 10% primarily due to a longer reserve life, higher gold ounces sold and a lower co-product allocation of costs to gold. Depreciation and amortization per gold equivalent ounce – other metals decreased 5% primarily due to a longer reserve life and higher gold equivalent ounces - other metals sold, partially offset by higher co-product allocation of costs to copper. All-in sustaining costs per gold ounce increased 7% primarily due to higher sustaining capital spend, partially offset by lower costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 16% primarily due to higher costs applicable to sales per gold equivalent ounces - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production decreased 6% primarily due to a build-up of in-circuit inventory as the mine was placed under care and maintenance in June 2021 as a result of COVID-19 restrictions and lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 13% primarily due to unfavorable Australian dollar foreign currency exchange rate and lower gold ounces sold, partially offset by lower paste backfill spend. Depreciation and amortization per gold ounce decreased 1% primarily due to a longer reserve life, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 22% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	107	101	$891	$790	$323	$346	$1,122	$1,008
Akyem	95	92	616	588	315	327	828	713
Total / Weighted Average (4)	202	193	$763	$696	$320	$338	$1,000	$877

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
	2021	2020	2021	2020	2021	2020	2021	2020
Six Months Ended June 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	209	203	$887	$816	$318	$324	$1,108	$1,030
Akyem	198	176	625	600	310	325	806	738
Total / Weighted Average (4)	407	379	$760	$715	$314	$325	$974	$902
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)For the three and six months ended June 30, 2021, All-in sustaining costs include $2 and $3, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the three and six months ended June 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended June 30, 2021 compared to 2020
Ahafo, Ghana. Gold production increased 6% primarily due to higher mill throughput and a draw-down of in-circuit inventory compared to a build-up in the prior year, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 13% primarily due to higher power costs and an unfavorable strip ratio, partially offset by lower mining consumables spend. Depreciation and amortization per gold ounce decreased 7% primarily due to higher gold ounces produced. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production increased 3% primarily due to higher ore grade milled, partially offset by lower mill throughput and recovery. Costs applicable to sales per gold ounce increased 5% primarily due to higher power costs and higher maintenance costs, partially offset by a favorable strip ratio. Depreciation and amortization per gold ounce decreased 4% primarily due to higher gold ounces produced. All-in sustaining costs per gold ounce increased 16% primarily due to higher sustaining capital spend, higher costs applicable to sales per gold ounce and higher reclamation costs.
Six Months Ended June 30, 2021 compared to 2020
Ahafo, Ghana. Gold production increased 3% primarily due to higher mill throughput and a draw-down of in-circuit inventory compared to a build-up in the prior year, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 9% primarily due to an unfavorable strip ratio, higher power costs, partially offset by lower mining consumables spend and higher gold ounces sold. Depreciation and amortization per gold ounce decreased 2% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 8% primarily due to higher costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production increased 13% primarily due to higher ore grade milled, partially offset by lower mill throughput and recovery. Costs applicable to sales per gold ounce increased 4% primarily due to higher mill maintenance costs and higher power costs, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 5% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 9% primarily due to higher sustaining capital spend, higher costs applicable to sales per gold ounce and higher reclamation costs.
Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	284	326	$753	$797	$448	$451	$985	$979
Total/Weighted-Average (3)	284	326	$753	$797	$448	$451	$985	$979

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2021	2020	2021	2020	2021	2020	2021	2020
Six Months Ended June 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	587	655	$749	$765	$432	$423	$924	$953
Total/Weighted-Average (3)	587	655	$749	$765	$432	$423	$924	$953
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended June 30, 2021 compared to 2020
Nevada Gold Mines. Attributable gold production decreased 13% primarily due to 20% lower production at Carlin as a result of lower availability of the Goldstrike mill and ore blending, 17% lower production at Cortez as a result of lower underground tons and grade mined and 18% lower production at Phoenix as a result of lower ore grades processed, partially offset by 17% higher production at Long Canyon as a result of higher leach grades processed. A mechanical failure in May 2021 resulted in a partial shutdown of the Goldstrike mill at Carlin. The mill is currently expected to return to full capacity in the third quarter of 2021. The mine is currently stockpiling underground ore to be processed once the mill is back to full capacity.
Costs applicable to sales per gold ounce decreased 6% primarily due to 48% lower costs applicable to sales per gold ounce at Phoenix as a result of higher by-product credits from higher copper prices and 53% lower costs applicable to sales at Long Canyon as a result of higher gold ounces sold and a favorable strip ratio, partially offset by 4% higher costs applicable to sales at Carlin as a result of lower gold ounces sold.
Depreciation and amortization per gold ounce decreased 1% primarily due to 13% and 4% higher depreciation and amortization per gold ounce at Carlin and Phoenix, respectively, as a result of lower gold ounces sold and 11% higher depreciation and amortization per ounce at Turquoise Ridge as a result of lower ore grade mined, partially offset by 28% lower depreciation and amortization per gold ounce at Long Canyon as a result of higher gold ounces sold and 13% lower depreciation and amortization per gold ounce at Cortez as a result of no stockpile inventory adjustments.

All-in sustaining costs per gold ounce increased 1% primarily due to 9% and 6% higher All-in sustaining costs per gold ounce at Carlin and Turquoise Ridge as a result of higher sustaining capital spend, partially offset by 58% and 50% lower All-in sustaining costs per gold ounce at Long Canyon and Phoenix as a result of lower costs applicable to sales per gold ounce.
Six Months Ended June 30, 2021 compared to 2020
Nevada Gold Mines. Attributable gold production decreased 10% primarily due to 14% lower production at Carlin as a result of lower availability of the Goldstrike mill and ore blending, 19% lower production at Cortez as a result of lower mill throughput and timing of leach recoveries and 23% lower production at Phoenix as a result of lower mill grades processed, partially offset by 30% higher production at Long Canyon as a result of higher leach tons and grade processed and 5% higher production at Turquoise Ridge as a result of higher underground grades mined.
Costs applicable to sales per gold ounce decreased 2% primarily due to 44% lower costs applicable to sales at Phoenix as a result of higher by-product credits from higher copper prices, 61% lower costs applicable to sales at Long Canyon as a result of higher gold ounces sold and a favorable strip ratio and 3% lower costs applicable to sales at Turquoise Ridge as a result of higher gold ounces sold, partially offset by 3% and 16% higher costs applicable to sales at Carlin and Cortez, respectively, as a result of lower gold ounces sold.
In 2021, the Nevada state legislature passed Assembly Bill 495 (the “Bill”) to enact a new tax on mining companies engaged in the business of extracting gold and silver in the state of Nevada. The Bill imposes a new excise tax on business entities with annual gross revenues over $20, with tax rates ranging from 0.75% to 1.1%. The excise tax will be included in Cost applicable to sales.
Depreciation and amortization per gold ounce increased 2% primarily due to 14% and 7% higher depreciation and amortization per gold ounce at Carlin and Phoenix, respectively, as a result of lower gold ounces sold, partially offset by 34% lower depreciation and amortization per gold ounce at Long Canyon as a result of higher gold ounces sold.
All-in sustaining costs per gold ounce decreased 3% primarily due to 61% lower All-in sustaining costs per gold ounce at Long Canyon as a result of lower costs applicable to sales per gold ounce and lower sustaining capital spend, and 44% lower All-in sustaining costs per gold ounce at Phoenix as a result of lower costs applicable to sales per gold ounce, partially offset by 6% higher All-in sustaining costs per gold ounce at Carlin as a result of higher costs applicable to sales per gold ounce and higher sustaining capital spend and 6% higher All-in sustaining costs per gold ounce at Cortez as a result of higher costs applicable to sales per gold ounce.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol, the Surinamese dollar and the Ghanaian Cedi. Approximately 50% and 39% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended June 30, 2021 and 2020, respectively, including approximately 18% denominated in the Australian Dollar, 13% denominated in the Canadian Dollar, 12% denominated in the Mexican Peso, 4% denominated in the Argentine Peso, 2% denominated in the Peruvian Sol, 1% denominated in the Surinamese Dollar and a nominal amount denominated in the Ghanaian Cedi in the current quarter. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales by $22 per ounce during the three months ended June 30, 2021, compared to the same period in 2020, primarily in Australia. Approximately 51% and 43% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the six months ended June 30, 2021 and 2020, respectively, including approximately 18% denominated in the Australian Dollar, 14% denominated in the Mexican Peso, 13% denominated in the Canadian Dollar, 3% denominated in the Argentine Peso, 2% denominated in the Peruvian Sol, 1% denominated in the Surinamese Dollar and a nominal amount denominated in the Ghanaian Cedi in the current year. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales by $16 per ounce during the six months ended June 30, 2021, compared to the same period in 2020, primarily in Australia.
Our Cerro Negro mine, located in Argentina, is a U.S. dollar functional currency entity. Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert U.S. dollar proceeds from metal sales to the Argentine Peso within five business days from receipt of cash, as well as restricting payments denominated in U.S. dollars, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to pay principal portions of intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the United States. Currently, these currency controls are not expected to have a material impact on our financial statements.

Our Merian mine, located in the country of Suriname, is a U.S. dollar functional currency entity. Suriname has experienced significant swings in inflation rates for the last three years. In 2020, Suriname's central bank enacted legislation in an effort to stabilize the local currency, which was subsequently repealed by Parliament in 2021. The Surinamese Government has recently taken measures with regard to the repatriation of export earnings and restrictions on imports; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. Therefore, we do not expect there to be a current or future impact to our operations or financial statements. Additionally, the central bank of Suriname recently adopted a controlled floating rate system and concurrently announced a significant devaluation of the Surinamese dollar. The majority of Merian’s activity has historically been denominated in U.S. dollars resulting in an immaterial impact on our financial statements. Therefore, future devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
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
The COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. Depending on the duration and extent of the impact of the COVID-19 pandemic, sites could be placed into care and maintenance; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of June 30, 2021, we believe our available liquidity allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
At June 30, 2021, the Company had $4,583 in Cash and cash equivalents, of which $1,539 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. Certain foreign currencies are subject to regulatory restrictions. See Foreign Currency Exchange Rates above for additional information. At June 30, 2021, $409 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held locally to fund those operations. At June 30, 2021, $1,191 in consolidated cash and cash equivalents ($794 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At June 30, 2021, our borrowing capacity on our revolving credit facility was $3,000 and we had no borrowings outstanding under the revolving credit facility. We continue to remain compliant with covenants and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.
Our financial position was as follows:

	At June 30, 2021	At December 31, 2020
Debt	$5,480	$6,031
Lease and other financing obligations	677	671
Less: Cash and cash equivalents	(4,583)	(5,540)
Net debt	$1,574	$1,162
Borrowing capacity on revolving credit facility	$3,000	$2,928
Total liquidity (1)	$7,583	$8,468
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.

Cash Flows
Our Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities of continuing operations	$1,834	$1,607
Net cash provided by (used in) operating activities of discontinued operations	2	(7)
Net cash provided by (used in) operating activities	$1,836	$1,600

Net cash provided by (used in) investing activities	$(1,127)	$839

Net cash provided by (used in) financing activities	$(1,666)	$(877)
Net cash provided by (used in) operating activities of continuing operations was $1,834 during the six months ended June 30, 2021, an increase of $227 from the six months ended June 30, 2020, primarily due to higher average realized metal prices partially offset by an increase in tax payments and an increase in receivables related to timing.
Net cash provided by (used in) investing activities was $(1,127) during the six months ended June 30, 2021, a decrease in cash provided of $1,966 from the six months ended June 30, 2020, primarily due to proceeds from the sale of the Kalgoorlie and Red Lake operations in 2020, the acquisition of GT Gold in 2021, higher capital expenditures in 2021 and proceeds from the sale of our investment in Continental Gold in 2020.
Net cash provided by (used in) financing activities was $(1,666) during the six months ended June 30, 2021, an increase in cash used of $789 from the six months ended June 30, 2020, primarily due to an increase in dividends paid to stockholders and higher net repayments of debt in 2021, partially offset by lower repurchases of common stock in 2021.
Capital Resources
In July 2021, the Board declared a dividend of $0.55 per share on second quarter 2021 earnings, determined under the dividend framework established and approved by the Board in 2020 to share incremental free cash flow with shareholders at higher gold prices. The framework returns 40 to 60 percent of incremental attributable free cash flow to shareholders that is generated above a $1,200 per ounce gold price. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects, COVID-19 impacts and other factors deemed relevant by the Board.
In January 2021, the Company announced that the Board of Directors authorized a new stock repurchase program for up to $1 billion of common stock to be repurchased in the next 18 months. Through June 30, 2021, we have executed and settled trades totaling $134 of common stock repurchases under the plan.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. For example, the Board of Directors approved full funding for the Ahafo North project in Africa in July 2021. Total capital spend on the Ahafo North project is expected to range from $750 to $850, which we expect to fund from existing liquidity and future operating cash flows. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations, where these projects will enhance production or reserves, are considered non-sustaining or development capital. In addition, the Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure it executes on its capital priorities and provides long term value to shareholders. The Company’s decision to reprioritize, sell or abandon a development project, which may include returning mining concessions to host governments, could result in a future impairment charge.

For the six months ended June 30, 2021 and 2020, we had Additions to property, plant and mine development as follows:

	2021			2020
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$11	$147	$158	$30	$101	$131
South America	58	53	111	43	41	84
Australia	121	146	267	37	92	129
Africa	43	54	97	24	47	71
Nevada	32	85	117	36	90	126
Corporate and other	1	9	10	2	21	23
Accrual basis	$266	$494	$760	$172	$392	$564
Decrease (increase) in non-cash adjustments			54			44
Cash basis			$814			$608
For the six months ended June 30, 2021, development projects primarily included Pamour in North America; Yanacocha Sulfides, Quecher Main and Cerro Negro expansion projects in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex and Turquoise Ridge 3rd shaft in Nevada. For the six months ended June 30, 2020, development projects primarily included Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez in Nevada.
For the six months ended June 30, 2021 and 2020, sustaining capital included the following:
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
•Australia. Capital expenditures primarily related to haul truck purchases for the Autonomous Haulage System, equipment and capitalized component purchases, underground mine development and tailings, water storage and support facilities;
•Africa. Capital expenditures primarily related to underground mine development, capitalized component purchases and tailings facility expansion; and
•Nevada. Capital expenditures primarily related to surface and underground mine development, tailings facility construction and equipment and capitalized component purchases.
Refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.
Debt
Debt and Corporate Revolving Credit Facilities. There were no material changes to our debt and corporate revolving credit facilities since December 31, 2020, except as noted in Note 18 of the Condensed Consolidated Financial Statements.
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
Debt Covenants. There were no material changes to our debt covenants. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2020, for information regarding our debt covenants.
At June 30, 2021, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the “Obligor Group”). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $821 and $837 at June 30, 2021 and December 31, 2020, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.

Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM and 51.35% interest in Yanacocha. For further information regarding these and our other operations, see Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at June 30, 2021 and December 31, 2020.

	Obligor Group		Newmont USA
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Current intercompany assets	$12,329	$11,641	$5,107	$4,882
Non-current intercompany assets	$2,123	$2,120	$291	$282
Current intercompany liabilities	$10,610	$8,840	$1,922	$1,934
Current external debt	$491	$473	$—	$—
Non-current external debt	$4,891	$5,382	$—	$—
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
At June 30, 2021, Newmont USA had approximately $5,382 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at June 30, 2021, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At June 30, 2021, (i) Newmont’s total consolidated indebtedness was approximately $6,157, none of which was secured (other than $677 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $5,952 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, see Note 18 of the Condensed Consolidated Financial Statements.

Contractual Obligations
As of June 30, 2021, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2020. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2020 for information regarding our contractual obligations.
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
In early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards. The Company is currently conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. These studies are ongoing and could result in revisions to our reclamation plan and potential material increases to the cost of water treatment plant construction and water treatment operating costs associated with the closure plan, which could result in a material increase in the reclamation obligation at Yanacocha. See Note 22 for further information.
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
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For more information on the Company’s reclamation and remediation liabilities, see Notes 5 and 22 of the Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Newmont stockholders	$650	$344	$1,209	$1,166
Net income (loss) attributable to noncontrolling interests	11	3	31	5
Net (income) loss from discontinued operations	(10)	68	(31)	83
Equity loss (income) of affiliates	(49)	(29)	(99)	(66)
Income and mining tax expense (benefit)	341	164	576	141
Depreciation and amortization	561	528	1,114	1,093
Interest expense, net of capitalized interest	68	78	142	160
EBITDA	$1,572	$1,156	$2,942	$2,582
Adjustments:
Change in fair value of investments (1)	$(26)	$(227)	$84	$(134)
(Gain) loss on asset and investment sales (2)	—	1	(43)	(592)
Reclamation and remediation charges (3)	20	—	30	—
Impairment of long-lived and other assets (4)	11	5	12	5
Settlement costs (5)	8	2	11	8
Restructuring and severance (6)	5	2	10	3
COVID-19 specific costs (7)	1	33	2	35
Impairment of investments (8)	—	—	—	93
Loss on debt extinguishment (9)	—	3	—	77
Goldcorp transaction and integration costs (10)	—	7	—	23
Pension settlements	—	2	—	2
Adjusted EBITDA (11)	$1,591	$984	$3,048	$2,102
____________________________
(1)Change in fair value of investments, included in Other income, net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities. For additional information regarding our investments, see Note 15 of the Condensed Consolidated Financial Statements.
(2)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents a gain on the sale of TMAC in 2021 and gains on the sale of Kalgoorlie and Continental in 2020. For additional information, see Note 8 of the Condensed Consolidated Financial Statements.
(3)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value.
(4)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use.
(5)Settlement costs, included in Other expense, net, are primarily comprised of a voluntary contribution made to the Republic of Suriname in 2021 and other certain costs associated with legal and other settlements in both periods presented.
(6)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
(7)COVID-19 specific costs, included in Other expense, net, primarily include amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. For the three and six months ended June 30, 2021, Adjusted EBITDA has not been adjusted for $19 and $40 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. See Note 7 of the Condensed Consolidated Financial Statements for further information.
(8)Impairment of investments, included in Other income, net, primarily represents the other-than-temporary impairment of the TMAC investment recorded in 2020.
(9)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during 2020.
(10)Goldcorp transaction and integration costs, included in Other expense, net, primarily represent subsequent integration costs incurred during 2020 related to the Newmont Goldcorp transaction.
(11)Adjusted EBITDA has not been adjusted for cash care and maintenance costs, included in Care and maintenance, which represent costs incurred associated with certain mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic. Cash care and maintenance costs were $2 and $2 during the three and six months ended June 30, 2021, respectively, relating to our Tanami mine site. Cash care and maintenance costs were $125 and $145 during the three and six months ended June 30, 2020, respectively, relating to our Musselwhite, Éléonore, Peñasquito, Yanacocha, and Cerro Negro mine sites.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity income (loss) of affiliates	$49	$29	$99	$66
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	(5)	6	(5)	17
Equity income (loss) of affiliates, Pueblo Viejo (1)	44	35	94	83
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	33	29	80	66
Depreciation and amortization	34	18	54	34
Pueblo Viejo EBITDA	$111	$82	$228	$183
____________________________
(1)See Note 11 of the Condensed Consolidated Financial Statements.
Adjusted net income (loss)
Management uses Adjusted net income (loss) to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of Adjusted net income (loss) allows investors and others to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the sale of products, by excluding certain items that have a disproportionate impact on our results for a particular period. Adjustments to continuing operations are presented before tax and net of our partners’ noncontrolling interests, when applicable. The tax effect of adjustments is presented in the Tax effect of adjustments line and is calculated using the applicable regional tax rate. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$650	$0.81	$0.81	$1,209	$1.51	$1.51
Net loss (income) attributable to Newmont stockholders from discontinued operations	(10)	(0.01)	(0.01)	(31)	(0.04)	(0.04)
Net income (loss) attributable to Newmont stockholders from continuing operations	640	0.80	0.80	1,178	1.47	1.47
Change in fair value of investments (2)	(26)	(0.03)	(0.03)	84	0.10	0.10
(Gain) loss on asset and investment sales (3)	—	—	—	(43)	(0.05)	(0.05)
Reclamation and remediation charges (4)	20	0.02	0.02	30	0.04	0.04
Impairment of long-lived and other assets (5)	11	0.01	0.01	12	0.01	0.01
Settlement costs (6)	8	0.01	0.01	11	0.01	0.01
Restructuring and severance, net (7)	5	—	—	9	0.01	0.01
COVID-19 specific costs (8)	1	—	—	2	—	—
Tax effect of adjustments (9)	(11)	—	—	(30)	(0.03)	(0.03)
Valuation allowance and other tax adjustments, net (10)	22	0.03	0.02	11	0.02	0.02
Adjusted net income (loss)	$670	$0.84	$0.83	$1,264	$1.58	$1.58

Weighted average common shares (millions): (11)		801	803		801	802
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Change in fair value of investments, included in Other income, net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, see Note 15 of the Condensed Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents a gain on the sale of TMAC. For additional information, see Note 8 of the Condensed Consolidated Financial Statements.

(4)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value.
(5)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use.
(6)Settlement costs, included in Other expense, net, primarily are comprised of a voluntary contribution made to the Republic of Suriname.
(7)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company. Total amounts are presented net of income (loss) attributable to noncontrolling interests of $— and $(1), respectively.
(8)COVID-19 specific costs included in Other expense, net, primarily include amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $19 and $40, respectively, of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. See Note 7 of the Condensed Consolidated Financial Statements for further information.
(9)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (8), as described above, and are calculated using the applicable regional tax rate.
(10)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2021 is due to increases or (decreases) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $9 and $30 respectively, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $11 and $(17) respectively, changes to the reserve for uncertain tax positions of $22 and $22 respectively, and other tax adjustments of $(17) and $(19), respectively. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(3) and $(5), respectively.
(11)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with U.S. GAAP.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$344	$0.43	$0.43	$1,166	$1.45	$1.45
Net loss (income) attributable to Newmont stockholders from discontinued operations	68	0.08	0.08	83	0.10	0.10
Net income (loss) attributable to Newmont stockholders from continuing operations	412	0.51	0.51	1,249	1.55	1.55
Gain (loss) on asset and investment sales, net (2)	1	—	—	(592)	(0.73)	(0.73)
Change in fair value of investments (3)	(227)	(0.28)	(0.28)	(134)	(0.17)	(0.17)
Impairment of investments (4)	—	—	—	93	0.11	0.11
Loss on debt extinguishment (5)	3	—	—	77	0.09	0.09
COVID-19 specific costs (6)	33	0.04	0.04	35	0.04	0.04
Goldcorp transaction and integration costs (7)	7	0.01	0.01	23	0.03	0.03
Settlement costs (8)	2	0.01	0.01	8	0.01	0.01
Impairment of long-lived and other assets (9)	5	0.01	0.01	5	0.01	0.01
Restructuring and severance, net (10)	1	—	—	2	—	—
Pension settlements (11)	2	—	—	2	—	—
Tax effect of adjustments (12)	32	0.04	0.03	125	0.17	0.17
Valuation allowance and other tax adjustments, net (13)	(10)	(0.01)	(0.01)	(306)	(0.38)	(0.38)
Adjusted net income (loss) (14)	$261	$0.33	$0.32	$587	$0.73	$0.73

Weighted average common shares (millions): (15)		803	805		805	806
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains on the sale of Kalgoorlie and Continental. For additional information, see Note 8 of the Condensed Consolidated Financial Statements.
(3)Change in fair value of investments, included in Other income, net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable equity securities and our investment instruments. For additional information regarding our investments, see Note 15 of the Condensed Consolidated Financial Statements.
(4)Impairment of investments, included in Other income, net, represents the other-than-temporary impairment of the TMAC investment.
(5)Loss on debt extinguishment, included in Other income, net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes.
(6)COVID-19 specific costs, included in Other expense, net, represent incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. See Note 7 of the Condensed Consolidated Financial Statements for further information.

(7)Goldcorp transaction and integration costs, included in Other expense, net, primarily represent subsequent integration costs incurred during 2020 related to the Newmont Goldcorp transaction.
(8)Settlement costs, included in Other expense, net, primarily represent certain costs associated with legal and other settlements.
(9)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of long-lived assets.
(10)Restructuring and severance, net, included in Other expense, net, primarily represents certain costs associated with severance and legal costs. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1) and $(1), respectively.
(11)Pension settlements, included in Other income, net, represent pension settlement charges.
(12)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (11), as described above, and are calculated using the applicable regional tax rate.
(13)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2020 is due to a net increase or (decrease) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $(11) and $(120), respectively, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(8) and $(187), respectively, changes to the reserve for uncertain tax positions of $15 and $(9), respectively, and other tax adjustments of $1 and $32, respectively. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(7) and $(22), respectively.
(14)Adjusted net income (loss) has not been adjusted for $115 and $133 of cash and $68 and $74 of non-cash care and maintenance costs, included in Care and maintenance and Depreciation and amortization, respectively, which primarily represent costs associated with our Musselwhite, Éléonore, Yanacocha and Cerro Negro sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the three and six months ended June 30, 2020, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $10, $12, $2 and $3, respectively.
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

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$1,836	$1,600
Less: Net cash used in (provided by) operating activities of discontinued operations	(2)	7
Net cash provided by (used in) operating activities of continuing operations	1,834	1,607
Less: Additions to property, plant and mine development	(814)	(608)
Free Cash Flow	$1,020	$999

Net cash provided by (used in) investing activities (1)	$(1,127)	$839
Net cash provided by (used in) financing activities	$(1,666)	$(877)
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Costs applicable to sales (1)(2)	$1,091	$940	$2,156	$2,080
Gold sold (thousand ounces)	1,444	1,255	2,861	2,715
Costs applicable to sales per ounce (3)	$755	$748	$754	$766
____________________________
(1)Includes by-product credits of $72 and $127 during the three and six months ended June 30, 2021, respectively, and $20 and $44 during the three and six months ended June 30, 2020, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Costs applicable to sales (1)(2)	$190	$118	$372	$310
Gold equivalent ounces - other metals (thousand ounces) (3)	302	213	629	532
Costs applicable to sales per ounce (4)	$629	$555	$590	$583
____________________________
(1)Includes by-product credits of $2 and $3 during the three and six months ended June 30, 2021, respectively, and $1 and $1 during the three and six months ended June 30, 2020, respectively.
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
Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, we believe that all-in sustaining costs is a non-GAAP measure that provides additional information to management, investors and analysts that aids in the understanding of the economics of our operations and performance compared to other producers and provides investors visibility by better defining the total costs associated with production.
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
The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:
Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Operations less the amount of CAS attributable to the production of other metals at our Peñasquito and Boddington mines. The other metals CAS at those mine sites is disclosed in Note 3 of the Condensed Consolidated Financial Statements. The allocation of CAS between gold and other metals at the Peñasquito and Boddington mines is based upon the relative sales value of gold and other metals produced during the period.
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
Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines. We also allocate these costs incurred at the Other North America, Other Australia and Corporate and Other locations using the proportion of CAS between gold and other metals.
General and administrative. Includes costs related to administrative tasks not directly related to current production, but rather related to supporting our corporate structure and fulfilling our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis. We allocate these costs to gold and other metals at the Other North America, Other Australia and Corporate and Other locations using the proportion of CAS between gold and other metals.
Care and maintenance and Other expense, net. Care and maintenance includes direct operating costs incurred at the mine sites during the period that these sites were temporarily placed into care and maintenance in response to the COVID-19 pandemic. For Other expense, net we exclude certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines. We also allocate these costs incurred at the Other North America, Other Australia and Corporate and Other locations using the proportion of CAS between gold and other metals.
Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on the Condensed Consolidated Statements of Operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines.
Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. We determined development (i.e. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation and are excluded from the calculation of AISC. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals at the Peñasquito and Boddington mines. We also allocate these costs incurred at the Other North America, Other Australia and Corporate and Other locations using the proportion of CAS between gold and other metals.

Three Months Ended June 30, 2021	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(11)
Gold
CC&V	$59	$1	$5	$—	$—	$—	$7	$72	63	$1,142
Musselwhite	37	1	2	—	1	—	9	50	35	1,420
Porcupine	61	1	5	—	—	—	13	80	66	1,193
Éléonore	65	—	1	—	1	—	19	86	67	1,287
Peñasquito	95	2	—	—	1	5	14	117	181	656
Other North America	—	—	(1)	—	1	—	—	—	—	—
North America	317	5	12	—	4	5	62	405	412	985

Yanacocha	32	24	—	—	8	—	6	70	68	1,029
Merian	83	1	3	—	2	—	10	99	108	909
Cerro Negro	69	2	—	—	4	—	14	89	79	1,133
Other South America	—	—	—	2	1	—	—	3	—	—
South America	184	27	3	2	15	—	30	261	255	1,022

Boddington	162	3	1	—	—	3	24	193	189	1,023
Tanami	65	1	1	—	2	—	30	99	109	919
Other Australia	—	—	—	2	1	—	2	5	—	—
Australia	227	4	2	2	3	3	56	297	298	997

Ahafo	92	2	1	—	2	—	19	116	104	1,122
Akyem	56	7	1	—	1	—	11	76	90	828
Other Africa	—	—	1	2	—	—	—	3	—	—
Africa	148	9	3	2	3	—	30	195	194	1,000

Nevada Gold Mines	215	3	4	2	2	—	54	280	285	985
Nevada	215	3	4	2	2	—	54	280	285	985

Corporate and Other	—	—	14	38	(2)	—	5	55	—	—
Total Gold	$1,091	$48	$38	$46	$25	$8	$237	$1,493	1,444	$1,035

Gold equivalent ounces - other metals (12)
Peñasquito	$152	$3	$1	$—	$2	$14	$25	$197	260	$755
Other North America	—	—	—	1	—	—	—	1	—	—
North America	152	3	1	1	2	14	25	198	260	761

Boddington	38	—	1	—	—	2	5	46	42	1,088
Other Australia	—	—	—	1	—	—	—	1	—	—
Australia	38	—	1	1	—	2	5	47	42	1,113

Corporate and Other	—	—	6	16	—	—	1	23	—	—
Total Gold Equivalent Ounces	$190	$3	$8	$18	$2	$16	$31	$268	302	$886

Consolidated	$1,281	$51	$46	$64	$27	$24	$268	$1,761
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $74 and excludes co-product revenues of $435.
(3)Includes stockpile and leach pad inventory adjustments of $5 at CC&V.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $20 and $31, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $13 and $24, respectively.

(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $2 at Porcupine, $1 at Éléonore, $2 at Other North America, $3 at Yanacocha, $1 at Cerro Negro, $9 at Other South America, $7 at Tanami, $4 at Other Australia, $4 at Ahafo, $1 at Akyem, $4 at NGM and $4 at Corporate and Other, totaling $43 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $2 at Tanami of cash care and maintenance costs associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended June 30, 2021 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $6 for North America, $11 for South America and $2 for Africa, totaling $19.
(8)Other expense, net is adjusted for impairment of long-lived and other assets of $11, settlement costs of $8, restructuring and severance of $5 and distributions from the Newmont Global Community Support Fund of $1.
(9)Includes sustaining capital expenditures of $74 for North America, $30 for South America, $58 for Australia, $29 for Africa, $54 for Nevada, and $6 for Corporate and Other, totaling $251 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $164. The following are major development projects: Pamour, Yanacocha Sulfides, Quecher Main, Cerro Negro expansion projects, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex and Turquoise Ridge 3rd shaft.
(10)Includes finance lease payments for sustaining projects of $17.
(11)Per ounce measures may not recalculate due to rounding.
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
(7)Other expense, net is adjusted for incremental costs of responding to the COVID-19 pandemic of $33, Goldcorp transaction and integration costs of $7, impairment of long-lived and other assets of $5 and restructuring and other costs of $4.

(8)Includes sustaining capital expenditures of $40 for North America, $18 for South America, $45 for Australia, $24 for Africa, $44 for Nevada and $15 for Corporate and Other, totaling $186 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $94. The following are major development projects: Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez.
(9)Includes finance lease payments for sustaining projects of $16.
(10)Per ounce measures may not recalculate due to rounding.
(11)N.M. - Not meaningful
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.

Six Months Ended June 30, 2021	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(11)
Gold
CC&V	$120	$3	$5	$—	$—	$—	$16	$144	119	$1,209
Musselwhite	76	1	4	—	1	—	18	100	74	1,359
Porcupine	127	2	9	—	—	—	22	160	140	1,146
Éléonore	118	1	2	—	3	—	37	161	128	1,258
Peñasquito	184	4	1	—	4	15	30	238	371	644
Other North America	—	—	—	2	1	—	—	3	—	—
North America	625	11	21	2	9	15	123	806	832	971

Yanacocha	82	36	2	—	16	—	8	144	129	1,117
Merian	164	2	3	—	3	—	20	192	216	887
Cerro Negro	109	3	1	—	10	—	25	148	126	1,181
Other South America	—	—	—	4	2	—	—	6	—	—
South America	355	41	6	4	31	—	53	490	471	1,041

Boddington	293	6	3	—	—	6	80	388	335	1,157
Tanami	135	1	2	—	3	—	55	196	231	854
Other Australia	—	—	—	5	1	—	3	9	—	—
Australia	428	7	5	5	4	6	138	593	566	1,048

Ahafo	184	4	3	—	3	—	36	230	208	1,108
Akyem	122	15	1	—	1	—	19	158	194	806
Other Africa	—	—	1	4	—	—	—	5	—	—
Africa	306	19	5	4	4	—	55	393	402	974

Nevada Gold Mines	442	5	6	5	2	—	85	545	590	924
Nevada	442	5	6	5	2	—	85	545	590	924

Corporate and Other	—	—	39	91	—	—	8	138	—	—
Total Gold	$2,156	$83	$82	$111	$50	$21	$462	$2,965	2,861	$1,037

Gold equivalent ounces - other metals (12)
Peñasquito	$307	$5	$1	$—	$6	$57	$48	$424	558	$760
Other North America	—	—	—	1	—	—	—	1	—	—
North America	307	5	1	1	6	57	48	425	558	762

Boddington	65	1	1	—	—	3	17	87	71	1,216
Other Australia	—	—	—	1	—	—	—	1	—	—
Australia	65	1	1	1	—	3	17	88	71	1,231

Corporate and Other	—	—	6	16	—	—	1	23	—	—
Total Gold Equivalent Ounces	$372	$6	$8	$18	$6	$60	$66	$536	629	$851

Consolidated	$2,528	$89	$90	$129	$56	$81	$528	$3,501
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $130 and excludes co-product revenues of $825.
(3)Includes stockpile and leach pad inventory adjustments of $9 at CC&V and $10 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $40 and $49, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $26 and $37, respectively.

(5)Advanced projects, research and development and exploration excludes development expenditures of $3 at CC&V, $3 at Porcupine, $2 at Éléonore, $2 at Other North America, $4 at Yanacocha, $1 at Merian, $1 at Cerro Negro, $15 at Other South America, $9 at Tanami, $6 at Other Australia, $5 at Ahafo, $2 at Akyem, $8 at NGM and $4 at Corporate and Other, totaling $65 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $2 at Tanami of cash care and maintenance costs associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended June 30, 2021 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $13 for North America, $23 for South America, $1 for Australia and $3 for Africa, totaling $40.
(8)Other expense, net is adjusted for impairment of long-lived and other assets of $12, settlement costs of $11, restructuring and severance costs of $10 and distributions from the Newmont Global Community Support Fund of $2.
(9)Includes sustaining capital expenditures of $147 for North America, $53 for South America, $146 for Australia, $54 for Africa, $85 for Nevada, and $9 for Corporate and Other, totaling $494 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $320. The following are major development projects: Pamour, Yanacocha Sulfides, Quecher Main, Cerro Negro expansion projects, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex and Turquoise Ridge 3rd shaft.
(10)Includes finance lease payments for sustaining projects of $34.
(11)Per ounce measures may not recalculate due to rounding.
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
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $46 and $30, respectively, and exclude non-operating accretion and reclamation and remediation adjustments of $26 and $6, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $3 at CC&V, $1 at Porcupine, $1 at Peñasquito, $2 at Yanacocha, $3 at Merian, $13 at Other South America, $3 at Tanami, $6 at Other Australia, $8 at Ahafo, $2 at Akyem, $2 at Other Africa, $8 at NGM, and $3 at Corporate and Other, totaling $55 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
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
(8)Includes sustaining capital expenditures of $101 for North America, $41 for South America, $92 for Australia, $47 for Africa, $90 for Nevada and $21 for Corporate and Other, totaling $392 and excludes development capital expenditures, capitalized interest and the increase in accrued capital totaling $216. The following are major development projects: Musselwhite Materials Handling, Éléonore Lower Mine Material Handling System, Quecher Main, Yanacocha Sulfides, Tanami Expansion 2, Subika Mining Method Change, Ahafo North, Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez.
(9)Includes finance lease payments for sustaining projects of $31.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 of the Condensed Consolidated Financial Statements.

The Company continues to evaluate opportunities to sell or find alternative uses for certain Conga assets currently in care and maintenance, which are otherwise expected to be used in future operations associated with the long-term development of the Conga project. As part of the ongoing evaluation of such opportunities, during the quarter we held discussions with a third party for the potential sale of certain of these assets. Due to the preliminary nature of the discussions, no agreement as to binding terms have been made and no payments have been received. As such, as of June 30, 2021, we are unable to conclude that the sale of these assets is probable, and that a potential sale will be completed within twelve months. Should the sale of these assets become probable, a material charge could result.

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
•expectations regarding the impacts of COVID-19 and other health and safety conditions; and
•expectations as to whether and for how long certain sites will be placed into care and maintenance including as a result of COVID-19 restrictions.

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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2020, and elsewhere throughout this report, including in the section titled Part II, Item 1A, Risk Factors . Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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

Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets and goodwill. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2020 for information regarding the sensitivity of our impairment analyses over long-lived assets and goodwill to changes in metal price.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2021 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,816 and $1,500 per ounce, respectively, a short-term and long-term copper price of $4.40 and $3.00 per pound, respectively, a short-term and long-term silver price of $26.69 and $18.00 per ounce, respectively, a short-term and long-term lead price of $0.97 and $1.05 per pound, respectively, a short-term and long-term zinc price of $1.32 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.77 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.81 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.01 and $0.02, respectively.
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
Commodity Price Exposure
Our provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the respective metal concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which is not designated for hedge accounting, is marked to market through earnings each period prior to final settlement.
At June 30, 2021, Newmont had gold sales of 260,000 ounces priced at an average of $1,764 per ounce, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced gold sales would have an approximate $31 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association P.M. closing settlement price at June 30, 2021 for gold was $1,763 per ounce.
At June 30, 2021, Newmont had copper sales of 18 million pounds priced at an average of $4.26 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced copper sales would have an approximate $6 effect on our Net income (loss) attributable to Newmont stockholders. The London Metal Exchange ("LME") closing settlement price at June 30, 2021 for copper was $4.26 per pound.
At June 30, 2021, Newmont had silver sales of 6 million ounces priced at an average of $25.77 per ounce, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced silver sales would have an approximate $11 effect on our Net income (loss) attributable to Newmont stockholders. The London Bullion Market Association closing settlement price at June 30, 2021 for silver was $26.06 per ounce.
At June 30, 2021, Newmont had lead sales of 28 million pounds priced at an average of $1.03 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced lead sales would have an approximate $2 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2021 for lead was $1.05 per pound.
At June 30, 2021, Newmont had zinc sales of 57 million pounds priced at an average of $1.35 per pound, subject to final pricing over the next several months. Each 10% change in the price for provisionally priced zinc sales would have an approximate $5 effect on our Net income (loss) attributable to Newmont stockholders. The LME closing settlement price at June 30, 2021 for zinc was $1.34 per pound.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 22 of the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as noted below.
Our operations at Yanacocha and the development of our Conga project in Peru are subject to political and social unrest risks.

Minera Yanacocha S.R.L. (“Yanacocha”), in which we own a 51.35% interest, and whose properties include the mining operations at Yanacocha and the Conga project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes in the City of Cajamarca in Peru and resulted in vandalism and equipment damage. While recently roadblocks and protests have diminished and focused on local political activism and labor disputes, we cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect the Conga Project’s development, other new projects in the area and the continued operation of Yanacocha.

Construction activities on our Conga project were suspended in 2011, at the request of Peru’s central government following protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided recommendations to improve water management. Based on the Company's internal project portfolio evaluation process, we do not anticipate developing Conga in the next ten years. Due to the uncertainty surrounding the project’s development timeline, we have allocated our exploration and development capital to other projects in our portfolio. As a result, the Conga project is currently in care and maintenance and we continue to evaluate opportunities to sell or find alternative uses for equipment and assets originally acquired for the Conga project, which may result in an impairment charge in the future. For example, as part of the Company’s ongoing evaluation of opportunities during the second quarter 2021, we held discussions with a third party for the potential sale of certain of these assets. Due to the preliminary nature of the discussions, no agreement as to binding terms have been made and no payments have been received. While, as of the end of the second quarter of 2021, the Company was unable to conclude that the sale of these assets is probable and that a potential sale will be completed within twelve months, should the sale of the equipment and assets progress in the future to become probable, a material charge could occur.

The Central Government of Peru supported responsible mining as a vehicle for the growth and future development of Peru in 2020. However, in light of the most recent presidential election, we are unable to predict whether the Central government will continue to take similar positions in the future. In a close and contested election, Pedro Castillo was declared the president-elect of Peru in July 2021. The contested election could lead to protests and a period of turmoil and unrest, which could affect the political and social environment in Peru and Cajamarca. While the new Central Government’s legislative priorities and agenda remain to be established, Castillo’s platform has been considered to be less supportive of mining in the past, and raised concerns with respect to foreign investment and mining. Additionally, previous regional governments of Cajamarca and other political parties actively opposed certain mining projects in the past, including by protests, community demands and road blockages, which may occur again in the future. We are unable to predict the positions that will be taken by the Central or regional government and neighboring communities in the future and whether such positions or changes in law will affect current operations and new projects at Yanacocha or Conga. Risks related to mining and foreign investment under the new administration include, without limitation, risks to mining concessions, land tenure and permitting, increased taxes and royalties, nationalization of mining assets and increased labor regulations, environmental and other regulatory requirements. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate at Yanacocha could have an adverse impact on our growth and production in the region.

In addition, in early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards. These Peruvian regulations allow time to formulate a compliance plan and make any necessary changes to achieve compliance. In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the Mining Ministry (“MINEM”). The Company did not receive a response or comments to this submission until April 2021 and is now in the process of updating its compliance achievement plan to address these comments. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment (EIA) modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. Consequently, part of the Company response to MINEM will include a request for an extension of time for coming into full compliance with the new regulations. In the event that MINEM does not grant Yanacocha an extension of the previously authorized timeline for, and agree to, the updated compliance achievement plan, fines and penalties relating to non-compliance may result beyond January 2024. The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is currently conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These studies are ongoing and could result in revisions to our reclamation plan and potential material increases to the cost of water treatment plant construction and water treatment operating costs, associated with the closure plan.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
April 1, 2021 through April 30, 2021	5,092	$57.15	—	$1,000,000,000
May 1, 2021 through May 31, 2021	73,683	$62.51	68,200	$995,743,549
June 1, 2021 through June 30, 2021	2,055,355	$63.21	2,055,265	$865,822,764
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 5,092 shares, 5,483 shares and 90 shares for the fiscal months of April, May and June 2021, respectively.
(2)In January 2021, the Company announced that the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion, and such program will expire on July 15, 2022. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.
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
The health and safety of our people and our host communities is paramount. This is why Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and proactively took conservative steps to prevent further transmission of the Coronavirus. Refer to the “Second Quarter 2021 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for further information about the impacts of the COVID-19 pandemic on the Company.
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

NEWMONT CORPORATION
(Registrant)

Date: July 22, 2021	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 22, 2021	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)