Form 10-Q
period 2021-09-30
NEWMONT Corp /DE/
filed 2021-10-28
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 797,435,304 shares of common stock outstanding on October 21, 2021.

NEWMONT CORPORATION
THIRD QUARTER 2021 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Financial Results:
Sales	$2,895	$3,170	$8,832	$8,116
Gold	$2,516	$2,860	$7,628	$7,347
Copper	$72	$43	$204	$101
Silver	$143	$138	$486	$337
Lead	$42	$30	$129	$92
Zinc	$122	$99	$385	$239
Costs applicable to sales (1)	$1,367	$1,269	$3,895	$3,659
Gold	$1,175	$1,130	$3,331	$3,210
Copper	$37	$28	$102	$78
Silver	$80	$45	$230	$148
Lead	$18	$17	$55	$56
Zinc	$57	$49	$177	$167
Net income (loss) from continuing operations	$(254)	$628	$955	$1,882
Net income (loss)	$(243)	$856	$997	$2,027
Net income (loss) from continuing operations attributable to Newmont stockholders	$(8)	$611	$1,170	$1,860
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$(0.01)	$0.76	$1.46	$2.31
Net income (loss) attributable to Newmont stockholders	$—	$1.04	$1.51	$2.49
Adjusted net income (loss) (2)	$483	$697	$1,747	$1,284
Adjusted net income (loss) per share, diluted (2)	$0.60	$0.86	$2.18	$1.59
Earnings before interest, taxes and depreciation and amortization (2)	$565	$1,547	$3,507	$4,129
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$1,316	$1,663	$4,364	$3,765
Net cash provided by (used in) operating activities of continuing operations			$2,967	$3,204
Free Cash Flow (2)			$1,755	$2,300
Cash dividends paid per common share in the period ended September 30	$0.55	$0.25	$1.65	$0.64
Cash dividends declared per common share for the period ended September 30	$0.55	$0.40	$1.65	$0.90
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
THIRD QUARTER 2021 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,422	1,521	4,274	4,236
Sold	1,416	1,495	4,277	4,210
Attributable gold ounces (thousands):
Produced (1)	1,449	1,541	4,353	4,275
Sold (2)	1,357	1,429	4,101	3,996
Consolidated and attributable gold equivalent ounces - other metals (thousands) (3)
Produced	315	273	935	750
Sold	301	248	930	780
Consolidated and attributable - other metals:
Produced copper (million pounds)	17	15	50	41
Sold copper (million pounds)	18	14	49	40
Produced silver (thousand ounces)	7,970	7,370	23,560	20,421
Sold silver (thousand ounces)	7,792	6,371	23,938	20,260
Produced lead (million pounds)	44	46	138	130
Sold lead (million pounds)	42	42	134	133
Produced zinc (million pounds)	109	103	325	281
Sold zinc (million pounds)	98	98	319	313
Average realized price:
Gold (per ounce)	$1,778	$1,913	$1,783	$1,745
Copper (per pound)	$3.99	$2.99	$4.19	$2.49
Silver (per ounce)	$18.34	$21.69	$20.32	$16.66
Lead (per pound)	$0.99	$0.73	$0.96	$0.69
Zinc (per pound)	$1.24	$1.01	$1.21	$0.77
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$830	$756	$779	$762
Gold equivalent ounces - other metals (per ounce) (3)	$638	$556	$606	$575
All-in sustaining costs: (5)
Gold (per ounce)	$1,120	$1,020	$1,064	$1,046
Gold equivalent ounces - other metals (per ounce) (3)	$887	$770	$863	$862
____________________________
(1)Attributable gold ounces produced includes 85 thousand ounces and 254 thousand ounces for the three and nine months ended September 30, 2021, respectively, and 87 thousand ounces and 256 thousand ounces for the three and nine months ended September 30, 2020, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(3)For the definition of gold equivalent ounces see “Results of Consolidated Operations" within Part I, Item 2, Management's Discussion and Analysis.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

Third Quarter 2021 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $(8) or $(0.01) per diluted share, a decrease of $619 from the prior-year quarter primarily due to the Loss on assets held for sale in connection with the Conga mill assets, lower realized gold prices, lower gold sales volumes, unrealized losses on marketable and other equity securities, higher Costs applicable to sales, and higher reclamation and remediation charges partially offset by lower income tax expense.
•Adjusted net income: Reported Adjusted net income of $483 or $0.60 per diluted share, a decrease of $0.26 per diluted share from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $1,316 in Adjusted EBITDA, a decrease of 21% from the prior-year quarter (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $2,967 for the nine months ended September 30, 2021, a decrease of 7% from the prior year, and free cash flow of $1,755 (See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Environmental, Social and Governance ("ESG"): Transitioned to a fully autonomous haulage fleet of 36 trucks at Boddington in Australia, which is expected to improve safety and long-term productivity; Newmont's COVID-19 related Global Community Support Fund approved a local economic resilience program in Ghana to support women owned businesses impacted by the pandemic in pivoting to a more resilient business model through training; supported the vaccine deployment by turning Newmont's Cajamarca office in Peru into a vaccine clinic.
•Attributable production: Produced 1.4 million attributable ounces of gold and 315 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $4.6 billion of consolidated cash and $7.6 billion of liquidity; completed $114 of settled share repurchases from $1 billion buyback program; declared dividend for the third quarter of $0.55, an increase of 38% over the prior-year quarter.
Our global project pipeline
Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Our near-term development capital projects are presented below. Additional projects represent incremental improvements to production and cost guidance.
Ahafo North, Africa. The Board of Directors approved full funding for the Ahafo North project in July 2021. This project will deliver value through the open pit mining and processing of over three million ounces of gold over a 13-year mine life. The project is expected to add between 275,000 and 325,000 ounces per year for the first five years. Capital costs for the project are estimated to be between $750 and $850 with an expected construction completion date in the second half of 2023 and commercial production in early 2024. Development capital costs (excluding capitalized interest) since approval were $32, of which all costs related to the third quarter of 2021.
Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2024 and is expected to reduce operating costs by approximately 10 percent. Capital costs for the project are estimated to be between $850 and $950 with an expected commercial production date in the first half of 2024. Development capital costs (excluding capitalized interest) since approval were $233, of which $38 related to the third quarter of 2021.
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

In April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $14 has been distributed through September 30, 2021. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
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
Impact on business and operations
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, in the first half of 2020, we temporarily placed Musselwhite and Éléonore in Canada, Peñasquito in Mexico, Yanacocha in Peru and Cerro Negro in Argentina into care and maintenance with each subsequently resuming operations during the second quarter of 2020. As of September 30, 2021, all sites were fully operational, including Cerro Negro and Tanami. Cerro Negro returned to full capacity during September 2021 after operating for more than a year at reduced levels due to COVID-related impacts. After temporarily being placed into care and maintenance in late June 2021 to protect our employees and nearby communities, align with country mandated travel restrictions and manage ongoing COVID-related impacts, Tanami returned to full capacity by the end of July 2021. Additionally, we continue to incur COVID-19 specific costs as a result of actions taken to protect against the impacts of the COVID-19 pandemic. For the three months ended September 30, 2021 and 2020, COVID-19 specific costs incurred totaled $24 and $32, respectively.
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

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales (Note 4)	$2,895	$3,170	$8,832	$8,116

Costs and expenses:
Costs applicable to sales (1)	1,367	1,269	3,895	3,659
Depreciation and amortization	570	592	1,684	1,685
Reclamation and remediation (Note 5)	117	38	220	116
Exploration	60	48	147	118
Advanced projects, research and development	40	39	108	92
General and administrative	61	68	190	205
Care and maintenance (Note 6)	6	26	8	171
Loss on assets held for sale (Note 7)	571	—	571	—
Other expense, net (Note 8)	37	92	126	184
	2,829	2,172	6,949	6,230
Other income (expense):
Gain on asset and investment sales, net (Note 9)	3	1	46	593
Other income (loss), net (Note 10)	(74)	(44)	(106)	(35)
Interest expense, net of capitalized interest	(66)	(75)	(208)	(235)
	(137)	(118)	(268)	323
Income (loss) before income and mining tax and other items	(71)	880	1,615	2,209
Income and mining tax benefit (expense) (Note 11)	(222)	(305)	(798)	(446)
Equity income (loss) of affiliates (Note 12)	39	53	138	119
Net income (loss) from continuing operations	(254)	628	955	1,882
Net income (loss) from discontinued operations	11	228	42	145
Net income (loss)	(243)	856	997	2,027
Net loss (income) attributable to noncontrolling interests	246	(17)	215	(22)
Net income (loss) attributable to Newmont stockholders	$3	$839	$1,212	$2,005

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(8)	$611	$1,170	$1,860
Discontinued operations	11	228	42	145
	$3	$839	$1,212	$2,005
Weighted average common shares (millions):
Basic	799	803	800	804
Effect of employee stock-based awards	1	3	2	2
Diluted	800	806	802	806

Net income (loss) attributable to Newmont stockholders per common share
Basic:
Continuing operations	$(0.01)	$0.76	$1.47	$2.31
Discontinued operations	0.01	0.28	0.05	0.18
	$—	$1.04	$1.52	$2.49
Diluted: (2)
Continuing operations	$(0.01)	$0.76	$1.46	$2.31
Discontinued operations	0.01	0.28	0.05	0.18
	$—	$1.04	$1.51	$2.49
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended September 30, 2021, potentially dilutive shares were excluded in the computation of diluted loss per common share attributable to Newmont stockholders as they were antidilutive.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(243)	$856	$997	$2,027
Other comprehensive income (loss):
Change in marketable securities, net of tax of $—, $—, $— and $—, respectively	(1)	—	(1)	(5)
Foreign currency translation adjustments	2	(3)	3	3
Change in pension and other post-retirement benefits, net of tax of $(2), $(1), $(4) and $(4), respectively	5	2	17	13
Change in fair value of cash flow hedge instruments, net of tax of $(1), $2, $(3) and $(2), respectively	2	3	7	9
Other comprehensive income (loss)	8	2	26	20
Comprehensive income (loss)	$(235)	$858	$1,023	$2,047

Comprehensive income (loss) attributable to:
Newmont stockholders	$11	$841	$1,238	$2,025
Noncontrolling interests	(246)	17	(215)	22
	$(235)	$858	$1,023	$2,047
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$997	$2,027
Adjustments:
Depreciation and amortization	1,684	1,685
Loss on assets held for sale (Note 7)	571	—
Gain on asset and investment sales, net (Note 9)	(46)	(593)
Net loss (income) from discontinued operations	(42)	(145)
Reclamation and remediation	208	107
Change in fair value of investments (Note 10)	180	(191)
Stock-based compensation	55	55
Equity earnings in affiliates, net of distributions received	(26)	(12)
Deferred income taxes	(10)	(72)
Impairment of investments (Note 10)	1	93
Charges from pension settlement	—	82
Charges from debt extinguishment (Note 10)	—	77
Other non-cash adjustments	(27)	41
Net change in operating assets and liabilities (Note 20)	(578)	50
Net cash provided by (used in) operating activities of continuing operations	2,967	3,204
Net cash provided by (used in) operating activities of discontinued operations	13	(8)
Net cash provided by (used in) operating activities	2,980	3,196

Investing activities:
Additions to property, plant and mine development	(1,212)	(904)
Acquisitions, net (Note 1)	(328)	—
Contributions to equity method investees	(114)	(16)
Proceeds from sales of investments	107	305
Return of investment from equity method investees	18	43
Purchases of investments	(18)	(33)
Proceeds from sales of mining operations and other assets, net	4	1,137
Other	26	45
Net cash provided by (used in) investing activities of continuing operations	(1,517)	577
Net cash provided by (used in) investing activities of discontinued operations	—	(75)
Net cash provided by (used in) investing activities	(1,517)	502

Financing activities:
Dividends paid to common stockholders	(1,321)	(514)
Repayment of debt (Note 17)	(550)	(1,160)
Repurchases of common stock	(248)	(321)
Distributions to noncontrolling interests	(155)	(143)
Funding from noncontrolling interests	73	82
Payments on lease and other financing obligations	(54)	(49)
Payments for withholding of employee taxes related to stock-based compensation	(31)	(45)
Proceeds from issuance of debt, net	—	985
Other	(77)	46
Net cash provided by (used in) financing activities	(2,363)	(1,119)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	4
Net change in cash, cash equivalents and restricted cash	(903)	2,583
Cash, cash equivalents and restricted cash at beginning of period	5,648	2,349
Cash, cash equivalents and restricted cash at end of period	$4,745	$4,932

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,636	$4,828
Restricted cash included in Other current assets	2	—
Restricted cash included in Other non-current assets	107	104
Total cash, cash equivalents and restricted cash	$4,745	$4,932
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30, 2021	At December 31, 2020
ASSETS
Cash and cash equivalents	$4,636	$5,540
Trade receivables (Note 4)	334	449
Investments (Note 14)	157	290
Inventories (Note 15)	998	963
Stockpiles and ore on leach pads (Note 16)	941	827
Other current assets	406	436
Current assets	7,472	8,505
Property, plant and mine development, net	23,711	24,281
Investments (Note 14)	3,173	3,197
Stockpiles and ore on leach pads (Note 16)	1,791	1,705
Deferred income tax assets	313	337
Goodwill	2,771	2,771
Other non-current assets	634	573
Total assets	$39,865	$41,369

LIABILITIES
Accounts payable	$498	$493
Employee-related benefits	345	380
Income and mining taxes payable	305	657
Lease and other financing obligations	106	106
Debt (Note 17)	492	551
Other current liabilities (Note 18)	1,053	1,182
Current liabilities	2,799	3,369
Debt (Note 17)	4,990	5,480
Lease and other financing obligations	550	565
Reclamation and remediation liabilities (Note 5)	3,937	3,818
Deferred income tax liabilities	2,235	2,073
Employee-related benefits	484	493
Silver streaming agreement	923	993
Other non-current liabilities (Note 18)	661	699
Total liabilities	16,579	17,490

Contingently redeemable noncontrolling interest	48	34

EQUITY
Common stock	1,284	1,287
Treasury stock	(199)	(168)
Additional paid-in capital	18,078	18,103
Accumulated other comprehensive income (loss) (Note 19)	(190)	(216)
Retained earnings (accumulated deficit)	3,739	4,002
Newmont stockholders' equity	22,712	23,008
Noncontrolling interests	526	837
Total equity	23,238	23,845
Total liabilities and equity	$39,865	$41,369

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest (5)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
Net income (loss)	—	—	—	—	—	—	559	20	579	—
Other comprehensive income (loss)	—	—	—	—	—	11	—	—	11	—
Dividends declared (1)	—	—	—	—	—	—	(441)	—	(441)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(54)	(54)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	28	28	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(28)	—	—	—	—	(28)	—
Stock options exercised	—	—	—	—	1	—	—	—	1	—
Stock-based awards and related share issuances	1	2	—	—	15	—	—	—	17	—
Balance at March 31, 2021	805	$1,289	(4)	$(196)	$18,119	$(205)	$4,120	$831	$23,958	$34
Net income (loss)	—	—	—	—	—	—	650	11	661	—
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—
Dividends declared (1)	—	—	—	—	—	—	(443)	—	(443)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(43)	(43)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	22	22	—
Repurchase and retirement of common stock (4)	(2)	(3)	—	—	(49)	—	(85)	—	(137)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)	—
Stock options exercised	—	—	—	—	15	—	—	—	15	—
Stock-based awards and related share issuances	—	1	—	—	20	—	—	—	21	—
Balance at June 30, 2021	803	$1,287	(4)	$(197)	$18,105	$(198)	$4,242	$821	$24,060	$34
Net income (loss)	—	—	—	—	—	—	3	(260)	(257)	14
Other comprehensive income (loss)	—	—	—	—	—	8	—	—	8	—
Dividends declared (1)	—	—	—	—	—	—	(441)	—	(441)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(58)	(58)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	23	23	—
Repurchase and retirement of common stock (4)	(2)	(4)	—	—	(45)	—	(65)	—	(114)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)	—
Stock options exercised	—	1	—	—	1	—	—	—	2	—
Stock-based awards and related share issuances	1	—	—	—	17	—	—	—	17	—
Balance at September 30, 2021	802	$1,284	(4)	$(199)	$18,078	$(190)	$3,739	$526	$23,238	$48
____________________________
(1)Cash dividends declared per common share were $0.55 and $1.65 for the three and nine months ended September 30, 2021, respectively. Dividends declared and dividends paid to common stockholders differ by $4 due to timing.
(2)Distributions declared to noncontrolling interests of $58 and $155 for the three and nine months ended September 30, 2021, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $58 and $155 for distributions during the three and nine months ended September 30, 2021, respectively. Any differences are due to timing of payments.
(3)Cash calls requested from noncontrolling interests of $23 and $73 for the three and nine months ended September 30, 2021, respectively, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $25 and $73 for cash calls during the three and nine months ended September 30, 2021, respectively. Differences are due to timing of receipts.
(4)Repurchase and retirement of common stock of $114 and $251 for the three and nine months ended September 30, 2021, respectively, includes $— and $3 of non-cash common stock forfeitures.
(5)Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”) holds a 5% interest in Yanacocha and has the option to require Yanacocha to repurchase their interest for $48 if certain conditions are not met. Sumitomo is entitled to participate in earnings of Yanacocha and, as a result of the option, is not required to fund losses that reduce Sumitomo's investment below $48.
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
During the third quarter of 2021, Nevada Gold Mines LLC ("NGM"), the joint venture held with Barrick Gold Corporation (“Barrick”) of which the Company holds economic interests equal to 38.5%, entered into a definitive asset exchange agreement (the “Exchange Agreement”) with i-80 Gold Corp. The transaction closed during October 2021 and pursuant to the Exchange Agreement, NGM (i) acquired the remaining 40% interest in the South Arturo property, (ii) obtained an option to acquire the adjacent Rodeo Creek exploration property, (iii) received contingent consideration of up to $50 on meeting specific production targets, and (iv) obtained the release of NGM bonds in exchange for i-80 bonding, in exchange for certain processing infrastructure, including an autoclave, and the Lone Tree and Buffalo Mountain properties. The valuation of NGM's controlling interest in the South Arturo property and related accounting resulting from the asset exchange is still in process. As a result of the transaction, the Company currently expects to recognize a significant gain, representing its 38.5% interest in NGM's gain, in the fourth quarter of 2021.
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
In March 2020, the Company sold the Red Lake complex, previously included as part of the Company’s North America segment. As the sale was completed in the first quarter of 2020, there are no results for Red Lake for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020. Refer to Note 9 for further information.
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
The COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. As of September 30, 2021, all sites were fully operational, including Cerro Negro and Tanami. Cerro Negro returned to full capacity during September 2021 after operating for more than a year at reduced levels due to COVID-related impacts. After temporarily being placed into care and maintenance in late June 2021 to protect our employees and nearby communities, align with country mandated travel restrictions and manage ongoing COVID-related impacts, Tanami returned to full capacity by the end of July 2021.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended September 30, 2021
CC&V	$87	$47	$13	$5	$22	$19
Musselwhite	64	38	19	1	7	10
Porcupine	128	69	22	2	33	15
Éléonore	104	60	36	1	9	10
Peñasquito:
Gold	296	94	49
Silver	143	80	43
Lead	42	18	9
Zinc	122	57	25
Total Peñasquito	603	249	126	2	212	36
Other North America	—	—	4	1	(11)	—
North America	986	463	220	12	272	90

Yanacocha	118	92	33	5	(46)	40
Merian	190	80	23	4	81	9
Cerro Negro	114	54	31	2	22	29
Other South America	—	—	1	9	(588)	1
South America	422	226	88	20	(531)	79

Boddington:
Gold	294	151	25
Copper	72	37	6
Total Boddington	366	188	31	2	146	20
Tanami	199	69	25	7	96	65
Other Australia	—	—	2	4	(2)	2
Australia	565	257	58	13	240	87

Ahafo	220	112	37	6	66	66
Akyem	164	77	31	3	53	15
Other Africa	—	—	—	—	(2)	—
Africa	384	189	68	9	117	81

Nevada Gold Mines	538	232	131	8	162	59
Nevada	538	232	131	8	162	59

Corporate and Other	—	—	5	38	(331)	9
Consolidated	$2,895	$1,367	$570	$100	$(71)	$405
____________________________
(1)Includes an increase in accrued capital expenditures of $7; consolidated capital expenditures on a cash basis were $398.

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Nine Months Ended September 30, 2021
CC&V	$302	$167	$47	$13	$74	$36
Musselwhite	197	114	58	5	16	29
Porcupine	381	196	67	14	97	42
Éléonore	337	178	104	5	45	41
Peñasquito:
Gold	932	278	147
Silver	486	230	123
Lead	129	55	29
Zinc	385	177	80
Total Peñasquito	1,932	740	379	4	777	100
Other North America	—	—	12	3	(20)	—
North America	3,149	1,395	667	44	989	248

Yanacocha	351	174	84	11	(2)	83
Merian	579	244	74	8	238	29
Cerro Negro	340	163	96	4	62	77
Other South America	—	—	4	24	(618)	1
South America	1,270	581	258	47	(320)	190

Boddington:
Gold	882	444	72
Copper	204	102	16
Total Boddington	1,086	546	88	6	446	157
Tanami	617	204	71	18	321	192
Other Australia	—	—	5	10	(12)	5
Australia	1,703	750	164	34	755	354

Ahafo	596	296	103	14	177	143
Akyem	514	199	91	6	216	35
Other Africa	—	—	—	1	(7)	—
Africa	1,110	495	194	21	386	178

Nevada Gold Mines	1,600	674	386	22	499	176
Nevada	1,600	674	386	22	499	176

Corporate and Other	—	—	15	87	(694)	19
Consolidated	$8,832	$3,895	$1,684	$255	$1,615	$1,165
____________________________
(1)Includes a decrease in accrued capital expenditures of $47; consolidated capital expenditures on a cash basis were $1,212.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Nine Months Ended September 30, 2020
CC&V	$348	$180	$59	$9	$93	$27
Red Lake	67	45	2	1	20	4
Musselwhite	114	73	50	5	(42)	41
Porcupine	420	174	80	8	153	27
Éléonore	240	127	79	4	7	27
Peñasquito:
Gold	541	188	105
Silver	337	148	82
Lead	92	56	31
Zinc	239	167	90
Total Peñasquito	1,209	559	308	3	275	69
Other North America	—	—	22	5	(75)	2
North America	2,398	1,158	600	35	431	197

Yanacocha	456	270	98	7	(19)	62
Merian	584	239	75	9	260	27
Cerro Negro	262	115	103	1	(31)	36
Other South America	—	—	5	20	(37)	2
South America	1,302	624	281	37	173	127

Boddington:
Gold	874	421	74
Copper	101	78	14
Total Boddington	975	499	88	3	365	79
Tanami	652	189	79	11	346	138
Other Australia	—	—	5	11	468	3
Australia	1,627	688	172	25	1,179	220

Ahafo	594	264	105	14	184	91
Akyem	465	164	87	5	195	19
Other Africa	—	—	—	3	(9)	—
Africa	1,059	428	192	22	370	110

Nevada Gold Mines	1,730	761	429	30	486	183
Nevada	1,730	761	429	30	486	183

Corporate and Other	—	—	11	61	(430)	34
Consolidated	$8,116	$3,659	$1,685	$210	$2,209	$871
____________________________
(1)Includes a decrease in accrued capital expenditures of $33; consolidated capital expenditures on a cash basis were $904.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended September 30, 2021
CC&V	$83	$4	$87
Musselwhite	64	—	64
Porcupine	128	—	128
Éléonore	104	—	104
Peñasquito:
Gold	31	265	296
Silver (1)	—	143	143
Lead	—	42	42
Zinc	—	122	122
Total Peñasquito	31	572	603
North America	410	576	986

Yanacocha	114	4	118
Merian	190	—	190
Cerro Negro	114	—	114
South America	418	4	422

Boddington:
Gold	74	220	294
Copper	—	72	72
Total Boddington	74	292	366
Tanami	199	—	199
Australia	273	292	565

Ahafo	220	—	220
Akyem	164	—	164
Africa	384	—	384

Nevada Gold Mines (2)	515	23	538
Nevada	515	23	538

Consolidated	$2,000	$895	$2,895
____________________________
(1)Silver sales from concentrate includes $19 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $516 for the three months ended September 30, 2021.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended September 30, 2020
CC&V	$137	$—	$137
Musselwhite	90	—	90
Porcupine	154	—	154
Éléonore	111	—	111
Peñasquito:
Gold	14	224	238
Silver (1)	—	138	138
Lead	—	30	30
Zinc	—	99	99
Total Peñasquito	14	491	505
North America	506	491	997

Yanacocha	152	—	152
Merian	204	—	204
Cerro Negro	95	—	95
South America	451	—	451

Boddington:
Gold	83	265	348
Copper	—	43	43
Total Boddington	83	308	391
Tanami	248	—	248
Australia	331	308	639

Ahafo	261	—	261
Akyem	172	—	172
Africa	433	—	433

Nevada Gold Mines (2)	631	19	650
Nevada	631	19	650

Consolidated	$2,352	$818	$3,170
____________________________
(1)Silver sales from concentrate includes $16 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $630 for the three months ended September 30, 2020.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Nine Months Ended September 30, 2021
CC&V	$298	$4	$302
Musselwhite	197	—	197
Porcupine	381	—	381
Éléonore	337	—	337
Peñasquito:
Gold	153	779	932
Silver (1)	—	486	486
Lead	—	129	129
Zinc	—	385	385
Total Peñasquito	153	1,779	1,932
North America	1,366	1,783	3,149

Yanacocha	338	13	351
Merian	579	—	579
Cerro Negro	340	—	340
South America	1,257	13	1,270

Boddington:
Gold	225	657	882
Copper	—	204	204
Total Boddington	225	861	1,086
Tanami	617	—	617
Australia	842	861	1,703

Ahafo	596	—	596
Akyem	514	—	514
Africa	1,110	—	1,110

Nevada Gold Mines (2)	1,545	55	1,600
Nevada	1,545	55	1,600

Consolidated	$6,120	$2,712	$8,832
____________________________
(1)Silver sales from concentrate includes $58 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,542 for the nine months ended September 30, 2021.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Nine Months Ended September 30, 2020
CC&V	$348	$—	$348
Red Lake	67	—	67
Musselwhite	114	—	114
Porcupine	420	—	420
Éléonore	240	—	240
Peñasquito:
Gold	36	505	541
Silver (1)	—	337	337
Lead	—	92	92
Zinc	—	239	239
Total Peñasquito	36	1,173	1,209
North America	1,225	1,173	2,398

Yanacocha	456	—	456
Merian	584	—	584
Cerro Negro	262	—	262
South America	1,302	—	1,302

Boddington:
Gold	207	667	874
Copper	—	101	101
Total Boddington	207	768	975
Tanami	652	—	652
Australia	859	768	1,627

Ahafo	594	—	594
Akyem	465	—	465
Africa	1,059	—	1,059

Nevada Gold Mines (2)	1,675	55	1,730
Nevada	1,675	55	1,730

Consolidated	$6,120	$1,996	$8,116
____________________________
(1)Silver sales from concentrate includes $48 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,681 for the nine months ended September 30, 2020.
Trade Receivables
The following table details the receivables included within Trade receivables:

	At September 30, 2021	At December 31, 2020
Receivables from Sales:
Gold sales from doré production	$96	$59
Sales from concentrate and other production	238	390
Total receivables from Sales	$334	$449
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
The impact to Sales from revenue recognized due to the changes in pricing is a (decrease) increase of $(11) and $46 for the three months ended September 30, 2021 and 2020, respectively and a (decrease) increase of $(18) and $65 for the nine months ended September 30, 2021 and 2020, respectively.
At September 30, 2021, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing	Average Provisional Price (per ounce/pound)
Gold (ounces/thousands)	218	$1,744
Copper (pounds/millions)	16	$4.09
Silver (ounces/millions)	5	$21.53
Lead (pounds/millions)	29	$0.95
Zinc (pounds/millions)	62	$1.35
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reclamation adjustments and other	$56	$—	$67	$—
Reclamation accretion	32	34	94	103
Total reclamation expense	88	34	161	103

Remediation adjustments and other	28	3	54	9
Remediation accretion	1	1	5	4
Total remediation expense	29	4	59	13
	$117	$38	$220	$116
The following are reconciliations of Reclamation and remediation liabilities:

	2021	2020
Reclamation balance at January 1,	$3,719	$3,334
Additions, changes in estimates and other (1)	69	(2)
Adjustment from the Newmont Goldcorp transaction	—	15
Payments, net	(70)	(49)
Accretion expense	94	103
Reclamation balance at September 30,	$3,812	$3,401
____________________________
(1)Of the $69 addition, $56 is primarily due to higher estimated closure cost arising from recent tailings management review and monitoring requirements set forth by the Global Industry Standard on Tailings Management (GISTM) and $13 relates to higher estimated closure plan costs at NGM for the closed Rain site related to water management and update to waste dumps at Phoenix.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	2021	2020
Remediation balance at January 1,	$313	$299
Additions, changes in estimates and other (1)	44	—
Payments, net	(27)	(18)
Accretion expense	5	4
Remediation balance at September 30,	$335	$285
____________________________
(1)Of the $44 addition, $21 is primarily due to revisions to estimated construction costs of the water treatment plant at Midnite Mine and $23 is primarily due to higher estimated closure cost arising from recent tailings management review and monitoring requirements set forth by the GISTM.
The current portion of reclamation liabilities was $157 and $164 at September 30, 2021 and December 31, 2020, respectively, and was included in Other current liabilities. At September 30, 2021 and December 31, 2020, $3,655 and $3,555, respectively, were accrued as the non-current portion of the reclamation obligations relating to operating properties and formerly operating properties that have entered the closure phase and have no substantive future economic value and are included in Reclamation and remediation liabilities.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. The current portion of remediation liabilities was $53 and $50 at September 30, 2021 and December 31, 2020, respectively, and was included in Other current liabilities. At September 30, 2021 and December 31, 2020, $282 and $263, respectively, were accrued as the non-current portion of the environmental remediation obligations and included in Reclamation and remediation liabilities. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 45% greater or 0% lower than the amount accrued at September 30, 2021. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
Included in Other non-current assets at September 30, 2021 and December 31, 2020 are $56 and $56 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at September 30, 2021, $48 was related to the Ahafo and Akyem mines in Ghana, Africa and $6 related to NGM in Nevada, United States and $2 was related to the Midnite mine site in Washington, United States. Of the amounts at December 31, 2020, $48 was related to the Ahafo and Akyem mines in Ghana, Africa, $6 related to NGM in Nevada, United States and $2 was related to the Midnite mine site in Washington, United States.
Included in Other non-current assets at September 30, 2021 and December 31, 2020 was $38 and $38, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at September 30, 2021, $14 is related to the Midnite mine site and $24 is related to San Jose Reservoir. Of the amounts at December 31, 2020, $14 is related to the Midnite mine site and $24 is related to San Jose Reservoir.
Refer to Notes 18 and 21 for further discussion of reclamation and remediation matters.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6     CARE AND MAINTENANCE
Care and maintenance costs represent direct operating costs and depreciation and amortization costs incurred during the period the sites were temporarily placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic. The following table includes direct operating costs incurred and reported as Care and maintenance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Musselwhite	$—	$5	$—	$28
Éléonore	—	—	—	26
Peñasquito	—	—	—	38
Yanacocha	—	2	—	27
Cerro Negro	—	18	—	50
Tanami	6	—	8	—
Other	—	1	—	2
	$6	$26	$8	$171
During the three and nine months ended September 30, 2021, the Company recognized non-cash care and maintenance costs included in Depreciation and amortization of $2 and $3 at Tanami, respectively.
During the three and nine months ended September 30, 2020, the Company recognized non-cash care and maintenance costs included in Depreciation and amortization of $— and $7 at Musselwhite, $— and $16 at Éléonore, $— and $28 at Peñasquito, $— and $7 at Yanacocha and $9 and $28 at Cerro Negro, respectively.
NOTE 7     LOSS ON ASSETS HELD FOR SALE
The Company has been evaluating alternative uses for the Conga equipment and assets, including sale to a third party. Consequently, in the third quarter of 2021, the Company entered into a binding agreement to sell certain equipment and assets originally acquired for the Conga project in Peru within our South America segment (the "Conga mill assets") for total cash proceeds of $68. Pursuant to the terms of the agreement, the sale is expected to close upon the delivery of the assets and receipt of the final payment at which time title and control of the assets will transfer, currently expected to occur within approximately one year. As of September 30, 2021, the Company has received payments of $17 included in Other current liabilities.
Prior to entering the binding agreement, the Conga mill assets, which were otherwise expected to be used in future operations associated with the long-term development of the Conga project, had a carrying value of $593 included in Property, plant and mine development, net. Upon entering the binding agreement, the Conga mill assets were reclassified as held for sale, included in Other current assets on our Condensed Consolidated Balance Sheet as of September 30, 2021, and remeasured at fair value less costs to sell. Refer to Note 13 for further information. As a result, a loss of $571 was recognized and included in Loss on assets held for sale within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
Subsequent to the loss recognized in the third quarter of 2021, the remaining total assets at Conga as of September 30, 2021 was approximately $900. As of September 30, 2021, the Company has not identified events or changes in circumstances that indicate that the remaining carrying value of the Conga project is not recoverable. Although the Company has entered into the binding agreement to sell the Conga mill assets, it will continue to evaluate long-term options to progress development of the Conga project.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8     OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
COVID-19 specific costs (1)	$24	$32	$66	$67
Impairment of long-lived and other assets	6	24	18	29
Settlement costs (2)	—	26	11	34
Restructuring and severance	—	9	10	12
Goldcorp transaction and integration costs	—	—	—	23
Other	7	1	21	19
	$37	$92	$126	$184
____________________________
(1)Includes amounts distributed from the Newmont Global Community Support Fund of $1 and $3 for the three and nine months ended September 30, 2021, respectively, and $3 and $9, for three and nine months ended September 30, 2020, respectively.
(2)Primarily comprised of a voluntary contribution made to the Republic of Suriname for the nine months ended September 30, 2021 and costs related to the Cedros community agreement at Peñasquito, a water related settlement at Yanacocha, and mineral interest settlements at Ahafo and Akyem for the three and nine months ended September 30, 2020.
NOTE 9     GAIN ON ASSET AND INVESTMENT SALES, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sale of TMAC	$—	$—	$42	$—
Sale of Kalgoorlie	—	—	—	493
Sale of Continental	—	—	—	91
Sale of Red Lake	—	—	—	9
Other	3	1	4	—
	$3	$1	$46	$593
Sale of TMAC. For further information related to the sale of investment holdings in TMAC Resources, Inc. ("TMAC"), refer to Note 14.
Sale of Kalgoorlie. On January 2, 2020, the Company completed the sale of its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). Pursuant to the terms of the agreement, the Company received cash proceeds of $800. The proceeds were inclusive of a $25 payment that gave Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for the purchase of Newmont’s Kalgoorlie power business for fair market value, of which $23 is recorded within Other current liabilities as of September 30, 2021, and is payable to Northern Star if the power business is sold to another third party.
Sale of Continental. On March 4, 2020, the Company completed the sale of its entire interest in Continental Gold, Inc. ("Continental"), including its convertible debt, to Zijin Mining Group. Pursuant to the terms of the agreement, the Company received cash proceeds of $253.
Sale of Red Lake. On March 31, 2020, the Company completed the sale of the Red Lake complex in Ontario, Canada, included in the Company’s North America segment, to Evolution Mining Limited. Pursuant to the terms of the agreement, the Company received total consideration of $429, including cash proceeds of $375, $15 towards working capital (received in cash in the second quarter of 2020), and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $42 and $42 at September 30, 2021 and December 31, 2020, respectively. For further information, refer to Note 13.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 10     OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in fair value of investments	$(96)	$57	$(180)	$191
Foreign currency exchange, net	17	(22)	48	(8)
Interest	6	4	12	21
Impairment of investments (1)	(1)	—	(1)	(93)
Pension settlements (2)	—	(83)	—	(85)
Loss from debt extinguishment (3)	—	—	—	(77)
Other	—	—	15	16
	$(74)	$(44)	$(106)	$(35)
____________________________
(1)Primarily represents the other-than-temporary impairment of the TMAC investment recorded in March 2020. Refer to Note 14 for further information.
(2)Pension settlement charges were recognized after determining that settlement accounting was required for certain defined benefit plans in 2020. Settlement payments were made primarily from the plan assets resulting in pension settlement charges of $(83) and $(85) for the three and nine months ended September 30, 2020, respectively.
(3)Represents charges of $— and $69 due to the debt tender offers of various Senior Notes and a related loss of $— and $8 reclassified from Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020, respectively.
NOTE 11     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021			2020		2021		2020
Income (loss) before income and mining tax and other items		$(71)			$880		$1,615		$2,209

U.S. Federal statutory tax rate	21%	$(15)		21%	$185	21%	$339	21%	$464
Reconciling items:
Percentage depletion	21	(15)		(3)	(23)	(3)	(52)	(2)	(50)
Change in valuation allowance on deferred tax assets	(260)	185	(1)	1	6	13	215	(5)	(114)	(2)
Foreign rate differential	(65)	46		9	80	12	201	9	206
Mining and other taxes	(46)	33		6	55	8	121	5	110
Tax impact of foreign exchange (3)	15	(11)		2	14	(2)	(28)	(8)	(173)
Other	1	(1)		(1)	(12)	—	2	—	3
Income and mining tax expense (benefit)	(313)%	$222		35%	$305	49%	$798	20%	$446
____________________________
(1)Change in valuation allowance is due to an increase associated with the loss on Conga mill assets held for sale, marketable securities, net operating losses, and tax credits.
(2)Change in valuation allowance is due to a net release on marketable securities, capital losses and other capital assets associated with the sales of Kalgoorlie and Continental Gold, partially offset by increases associated with net operating losses, tax credits, and equity method investments.
(3)Tax impact of foreign exchange includes the following: (i) Mexican inflation on tax values, (ii) currency remeasurement effects of local currency deferred tax assets and deferred tax liabilities, (iii) the tax impact of local currency foreign exchange gains or losses and (iv) non-taxable or non-deductible U.S. dollar currency foreign exchange gains or losses.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12     EQUITY INCOME (LOSS) OF AFFILIATES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pueblo Viejo Mine	$43	$52	$137	$135
Maverix Metals Inc.	1	1	7	(2)
Norte Abierto Project	(2)	—	(2)	(2)
NuevaUnión Project	(2)	—	(2)	(2)
Alumbrera Mine (1)	—	(3)	—	(7)
TMAC Resources Inc.	—	3	—	(3)
Other	(1)	—	(2)	—
	$39	$53	$138	$119
____________________________
(1)In December 2020, the Company contributed its 37.5% ownership interest in Alumbrera in exchange for 18.75% ownership interest in Minera Agua Rica Alumbrera Limited ("MARA"). Following the transaction, the Company no longer holds an investment in Alumbrera and the 18.75% ownership interest acquired in MARA is further discussed in Note 13.
Refer to Note 14 for further information about the above equity method investments.
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

	Fair Value at September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,636	$4,636	$—	$—
Restricted cash	109	109	—	—
Trade receivable from provisional sales, net	239	—	239	—
Assets held for sale (Note 7)	68	—	68	—
Marketable and other equity securities (Note 14) (1)	414	338	18	58
Restricted marketable debt securities (Note 14)	38	24	14	—
Contingent consideration assets	159	—	—	159
	$5,663	$5,107	$339	$217
Liabilities:
Debt (2)	$6,649	$—	$6,649	$—
Contingent consideration liabilities	5	—	—	5
Cash-settled Goldcorp share awards	5	—	5	—
	$6,659	$—	$6,654	$5

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,540	$5,540	$—	$—
Restricted cash	108	108	—	—
Trade receivable from provisional sales, net	379	—	379	—
Marketable and other equity securities (Note 14) (1)	682	604	25	53
Restricted marketable debt securities (Note 14)	38	24	14	—
Contingent consideration assets	119	—	—	119
	$6,866	$6,276	$418	$172
Liabilities:
Debt (2)	$7,586	$—	$7,586	$—
Diesel derivative contracts	3	—	3	—
Cash-settled Goldcorp share awards	8	—	8	—
	$7,597	$—	$7,597	$—
____________________________
(1)Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $9 and $14 at September 30, 2021 and December 31, 2020, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,482 and $6,031 at September 30, 2021 and December 31, 2020, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
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
The Company's assets held for sale consist of the Conga mill assets to be sold under a binding agreement entered into during the third quarter of 2021. The assets were measured to fair value based on the negotiated sale price of $68 less costs to sell. The assets are classified as non-recurring within Level 2 of the fair value hierarchy. Refer to Note 7 for further information.
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
The estimated fair value of the contingent consideration assets and liabilities are determined using discounted cash flow models. The contingent consideration assets and liabilities consist of financial instruments that meet the definition of a derivative, but are not designated for hedge accounting under ASC 815. The assets and liabilities are classified within Level 3 of the fair value hierarchy. Increases in the discount rate will result in a decrease in the estimated fair value of the contingent consideration assets and liabilities.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2021 and December 31, 2020:

Description	At September 30, 2021	Valuation technique	Significant input	Range, point estimate or average
Marketable and other equity securities	$58	Discounted cash flow	Discount rate	9.50%
			Long-term gold price	$1,500
			Long-term copper price	$3.00
Contingent consideration assets	$159	Discounted cash flow	Discount rate (1)	4.54 - 9.19%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (1)	2.12 - 3.11%
____________________________
(1)The weighted average discount rates used to calculate the Company’s contingent consideration assets and liabilities are 7.92% and 2.52%, respectively. Various other inputs including, but not limited to, metal prices, production profiles and new mineralization discoveries were considered in determining the fair value of the individual contingent consideration assets and liabilities.

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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent consideration assets(1)	Total assets	Contingent consideration liabilities	Total liabilities
Fair value at December 31, 2020	$119	$119	$—	$—
Additions and settlements	—	—	—	—
Revaluation	40	40	5	5
Fair value at September 30, 2021	$159	$159	$5	$5

	Continental convertible debt(2)	Contingent consideration assets(3)	Total assets	Holt royalty obligation(1)	Total liabilities
Fair value at December 31, 2019	$39	$38	$77	$257	$257
Additions and settlements	—	39	39	(8)	(8)
Revaluation	1	19	20	(249)	(249)
Sales	(40)	—	(40)	—	—
Fair value at September 30, 2020	$—	$96	$96	$—	$—
____________________________
(1)The gain (loss) recognized on revaluation is primarily included in Net income (loss) from discontinued operations.
(2)The gain recognized on revaluation is included in Other comprehensive income (loss). The gain recognized on sale is included in Gain on asset and investment sales, net.
(3)Additions of $39 relate to contingent consideration assets received from the sale of Red Lake. Refer to Note 9 for further information. The gain (loss) recognized on revaluation is included in Net income (loss) from discontinued operations.
During the third quarter 2020, the Company purchased an option from Kirkland for the mining and mineral rights subject to the Holt royalty obligation ("Holt option") for $75, which resulted in a downward revision to future production scenarios of the Holt mine to nil and effectively reduced the Holt royalty obligation to zero. The Company has the right to exercise the Holt option and acquire ownership to the mineral interests subject to the Holt royalty obligation in the event Kirkland intends to resume operations at the Holt mine. Kirkland has the right to assume the Company’s Holt royalty obligation at any time, in which case the Holt option would terminate. The net effect of the Holt option structure is that Kirkland cannot resume operations and process minerals subject to the Holt royalty obligation unless it also assumes the obligation.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
As a result of the Holt option, the estimated fair value of the Holt royalty obligation and option were $— at September 30, 2020. Changes to the estimated fair value resulting from periodic revaluations and the resulting write down of the obligation due to the purchase of the option were recorded to Net income (loss) from discontinued operations, net of tax. During the three and nine months ended September 30, 2020, the Company recorded a gain of $218 and $137, net of tax expense of $(57) and $(37), respectively. Prior to the Holt option purchase, the Company paid $8 during the nine months ended September 30, 2020 related to the Holt royalty obligation. Refer to Note 21 for further information.
The Company’s marketable debt securities for the period ended September 30, 2020, consisted of an unrestricted convertible debenture with Continental (the “Continental Convertible Debt”). The estimated fair value of the host debt instrument was determined using a discounted cash flow model, with an internally derived discount rate. It has been classified within Level 3 of the fair value hierarchy. In March 2020, the Company completed the sale of its interest in Continental, which included the convertible debenture. Refer to Note 9 for further information.
NOTE 14 INVESTMENTS

	At September 30, 2021	At December 31, 2020
Current:
Marketable equity securities	$157	$290

Non-current:
Marketable and other equity securities (1)	$248	$378

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,311	$1,202
NuevaUnión Project (50.0%)	948	949
Norte Abierto Project (50.0%)	502	493
Maverix Metals Inc. (28.8%)	161	160
TMAC Resources, Inc. (—%)	—	13
Other	3	2
	2,925	2,819
	$3,173	$3,197

Non-current restricted investments: (2)
Marketable debt securities	$38	$38
____________________________
(1)At December 31, 2020, marketable and other equity securities included the 14.9% of equity interest held in GT Gold prior to the acquisition completed in the second quarter of 2021. Refer to Note 1 for further information.
(2)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 5 for further information regarding these amounts.
Pueblo Viejo
As of September 30, 2021 and December 31, 2020, the Company had outstanding shareholder loans to Pueblo Viejo of $259 and $244, with accrued interest of $1 and $4, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company had an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of September 30, 2021.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $154 and $476 for the three and nine months ended September 30, 2021, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $170 and $463 for the three and nine months ended September 30, 2020, respectively. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of September 30, 2021 or December 31, 2020.
TMAC Resources, Inc.
During the first quarter of 2020, the Company recorded a non-cash other-than-temporary impairment charge of $93, in Other income (loss), net related to TMAC. The impairment charge was calculated using quoted market prices as of March 31, 2020.
In February 2021, TMAC entered into an agreement to sell all of the company’s outstanding shares of TMAC to Agnico Eagle Mines Ltd for cash consideration of $55. The carrying value of the Company's investment in TMAC was $13 resulting in a gain of $42, recognized in Gain on asset and investment sales, net.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15     INVENTORIES

	At September 30, 2021	At December 31, 2020
Materials and supplies	$685	$673
In-process	153	148
Concentrate (1)	59	39
Precious metals (2)	101	103
	$998	$963
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 16     STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2021	At December 31, 2020
Current:
Stockpiles	$567	$514
Ore on leach pads	374	313
	$941	$827
Non-current:
Stockpiles	$1,475	$1,446
Ore on leach pads	316	259
	$1,791	$1,705
Total:
Stockpiles	$2,042	$1,960
Ore on leach pads	690	572
	$2,732	$2,532

	Stockpiles		Leach pads
	At September 30, 2021	At December 31, 2020	At September 30, 2021	At December 31, 2020
Stockpiles and ore on leach pads:
CC&V	$5	$19	$246	$226
Musselwhite	—	1	—	—
Porcupine	30	12	—	—
Éléonore	1	1	—	—
Peñasquito	324	307	—	—
Yanacocha	36	37	155	151
Merian	28	29	—	—
Cerro Negro	2	4	—	—
Boddington	502	482	—	—
Tanami	11	7	—	—
Ahafo	426	422	—	—
Akyem	137	138	—	—
Nevada Gold Mines	540	501	289	195
	$2,042	$1,960	$690	$572
During the three and nine months ended September 30, 2021, the Company recorded write-downs of $18 and $37, respectively, classified as a component of Costs applicable to sales and write-downs of $7 and $15, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2021, $25 was related to Yanacocha. Of the write-downs during the nine months ended September 30, 2021, $11 was related to CC&V, $16 to NGM and $25 to Yanacocha.
During the three and nine months ended September 30, 2020, the Company recorded write-downs of $6 and $41,respectively, classified as a component of Costs applicable to sales and write-downs of $4 and $22, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
downs during the three months ended September 30, 2020, $10 was related to NGM. Of the write-downs during the nine months ended September 30, 2020, $24 was related to Yanacocha and $39 to NGM.
NOTE 17     DEBT
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2021 (for the remainder of 2021)	$—
2022	492
2023	414
2024	—
2025	—
Thereafter	4,624
$5,530
In March 2021, the Company entered into an agreement to amend certain terms of the existing $3,000 revolving credit agreement dated April 4, 2019. Per the amendment, the expiration date of the credit facility was extended to March 30, 2026. The interest rate on the credit facility was amended to include a margin adjustment based on the Company’s environment, social and governance (“ESG”) scores. The maximum adjustment resulting from the ESG scores is plus or minus 0.05%. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. There were no material changes to the debt covenants under the amendment. At September 30, 2021, the Company had no borrowings outstanding under the facility.
In April 2021, the Company fully redeemed all of the outstanding 3.625% Senior Notes due June 2021 (“2021 Notes”). The redemption price of $557 equaled the principal amount of the outstanding 2021 Notes of $550 plus accrued and unpaid interest in accordance with the terms of the 2021 Notes. Interest on the 2021 Notes ceased to accrue on the date of redemption.
NOTE 18     OTHER LIABILITIES

	At September 30, 2021	At December 31, 2020
Other current liabilities:
Accrued operating costs	$216	$285
Reclamation and remediation liabilities	210	214
Accrued capital expenditures	97	144
Royalties	89	70
Payables to joint venture partners (1)	82	94
Accrued interest	80	61
Silver streaming agreement	79	67
Taxes other than income and mining	40	48
Deposit on Kalgoorlie power business option	23	23
Norte Abierto deferred payments	18	33
Operating leases	18	17
Conga assets contract liability (2)	17	—
Galore Creek deferred payments	—	73
Other	84	53
	$1,053	$1,182

Other non-current liabilities:
Income and mining taxes (3)	$380	$382
Norte Abierto deferred payments	109	123
Operating leases	86	91
Social development and community obligations	25	51
Galore Creek deferred payments	23	23
Other	38	29
	$661	$699
__________________________
(1)Payables to joint venture partners at September 30, 2021 and December 31, 2020 consists of the Company’s proportionate share of total amounts due to NGM for gold and silver purchased, the transition agreement services provided, and CC&V toll milling.
(2)Refer to Note 7 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
(3)Income and mining taxes at September 30, 2021 and December 31, 2020 includes unrecognized tax benefits, including penalties and interest of $389 and $367, respectively.
NOTE 19     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2020	$—	$117	$(237)	$(96)	$(216)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(1)	3	(1)	1	2
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	18	6	24
Other comprehensive income (loss)	(1)	3	17	7	26
Balance at September 30, 2021	$(1)	$120	$(220)	$(89)	$(190)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketable debt securities adjustments:
Sale of marketable debt securities	$—	$—	$—	$(5)	Gain on asset and investment sales, net
Total before tax	—	—	—	(5)
Tax	—	—	—	—
Net of tax	$—	$—	$—	$(5)

Pension and other post-retirement benefit adjustments:
Amortization	$7	$5	$21	$19	Other income (loss), net
Settlements	—	83	—	85	Other income (loss), net
Total before tax	7	88	21	104
Tax	(1)	(19)	(3)	(22)
Net of tax	$6	$69	$18	$82

Hedge instruments adjustments:
Interest rate contracts	$3	$3	$7	$16	Interest expense, net of capitalized interest(1)
Operating cash flow hedges	—	—	—	2	Costs applicable to sales
Total before tax	3	3	7	18
Tax	(1)	—	(1)	(4)
Net of tax	$2	$3	$6	$14
Total reclassifications for the period, net of tax	$8	$72	$24	$91
____________________________
(1)During the three and nine months ended September 30, 2020, $— and $8, respectively, was reclassified to Other income (loss), net as a result of tender offers.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 20     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2021	2020
Decrease (increase) in operating assets:
Trade and other receivables	$216	$203
Inventories, stockpiles and ore on leach pads	(218)	(146)
Other assets	(189)	19
Increase (decrease) in operating liabilities:
Accounts payable	(32)	(94)
Reclamation and remediation liabilities	(97)	(67)
Accrued tax liabilities	(229)	73
Other accrued liabilities	(29)	62
	$(578)	$50
NOTE 21     COMMITMENTS AND CONTINGENCIES
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
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is currently conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, were progressed in the third quarter of 2021 as the study team continued to evaluate and revise assumptions and estimated costs of potential changes to the reclamation plan. The potential changes are currently undergoing review and remain subject to revision, therefore, the Company is unable to reasonably estimate a change to the reclamation obligation as of September 30, 2021. However, based on the work progressed in the third quarter and the resulting preliminary findings, the Company currently expects to make revisions to the reclamation plan that, should these findings be confirmed, would result in material increases to the cost of water treatment plant construction, water treatment operating costs and other costs associated with the closure plan.
In conjunction with the Company’s annual update process for all asset retirement obligations, the Company expects to record an adjustment to the Yanacocha reclamation liability in the fourth quarter of 2021 based on the planned progress of the closure studies. As related activities are progressed, it is expected that the preliminary findings, if confirmed, could result in a material increase in the reclamation obligation at Yanacocha of up to approximately $1.6 billion, primarily related to the upfront construction of water treatment plants and the related annual operating costs assumed over the extended closure period, with a corresponding non-cash charge to reclamation expense related to operations no longer in production.
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
The remediation liability for the Midnite (Dawn) mine site is approximately $175 at September 30, 2021.
Other Legal Matters
Minera Yanacocha S.R.L. - 51.35% Newmont Owned
Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluación y Fiscalización Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. From 2011 to the third quarter of 2021, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. The water authority that is in charge of supervising the proper water administration has also issued notices of alleged regulatory violations in previous years. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. The alleged OEFA violations currently active range from zero to 108.11 units and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001100 based on current exchange rates, with a total potential fine amount for outstanding matters of $— to $0.13. Yanacocha is responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.
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
Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but were not a purchase of the concessions. The tax authority alleged that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represented the payment of an intangible and therefore, were amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha appealed the Superior Court ruling to the Peru Supreme Court. In January 2019, the Peru Supreme Court issued notice that three judges supported the position of the tax authority and two judges supported the position of Yanacocha. Because four votes are required for a final decision, an additional judge was selected to issue a decision and the parties conducted oral arguments in April 2019. In February 2020, the additional judge ruled in favor of the tax authority, finalizing a decision of the Peru Supreme Court against Yanacocha. As a result of the decision, the company has recognized the amount of $29. However, Yanacocha filed two constitutional actions in 2020 and one additional legal claim in 2021, objecting to potential excessive interest and duplicity of criteria of up to $51, $73.3 and $68.6, respectively. In March 2021, in one of the constitutional actions, Yanacocha’s request for an injunction to suspend the collection of interest was denied. The matter was sent back to the tax authority, which issued a resolution with an update of the total amount due of approximately $80.15. Yanacocha appealed the tax authority’s resolution and, in October 2021, the tax court denied the appeal. As a result, the administrative case went back to SUNAT for collection and the company paid the amount due in October 2021. The company continues to pursue additional legal options and it is not possible to fully predict the outcome of this litigation.
Newmont Corporation, as well as Newmont Canada Corporation, and Newmont Canada FN Holdings ULC – 100% Newmont Owned
Kirkland Lake Gold Inc. (“Kirkland”) owns certain mining and mineral rights in northeastern Ontario, Canada, referred to here as the Holt-McDermott property, on which it suspended operations in April 2020. A subsidiary of the Company has a retained royalty obligation (“Holt royalty obligation”) to Royal Gold, Inc. (“Royal Gold”) for production on the Holt-McDermott property. In August 2020, the Company and Kirkland signed a Strategic Alliance Agreement (the “Kirkland Agreement”). As part of the Kirkland Agreement, the Company purchased an option (the “Holt option”) for $75 from Kirkland for the mining and mineral rights subject to the Holt royalty obligation. The Company has the right to exercise the Holt option and acquire ownership to the mineral interests subject to the Holt royalty obligation in the event Kirkland intends to resume operations and process material subject to the obligation. Kirkland has the right to assume the Company’s Holt royalty obligation at any time, in which case the Holt option would terminate.
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC, and Kirkland. IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. The Company intends to vigorously defend this matter, but cannot reasonably predict the outcome.
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
Goldcorp, Inc. - 100% Newmont Owned
Shareholder Action. On October 28, 2016 and February 14, 2017, separate proposed class actions were commenced in the Ontario Superior Court of Justice pursuant to the Class Proceedings Act (Ontario) against the Company and certain of its current and former officers. Both statement of claims alleged common law negligent misrepresentation in Goldcorp, Inc.’s public disclosure concerning the Peñasquito mine and also pleaded an intention to seek leave from the Court to proceed with an allegation of statutory misrepresentation pursuant to the secondary market civil liability provisions under the Securities Act (Ontario). By a consent order, the latter lawsuit proceeded, and the former action has been stayed. The active lawsuit purports to be brought on behalf of persons who acquired Goldcorp Inc.’s securities in the secondary market during an alleged class period from October 30, 2014 to August 23, 2016. An amended complaint was filed in the active lawsuit, which removed the individual defendants, and requested leave of the Court to pursue only the statutory cause of action. In July of 2021, plaintiff’s counsel filed a motion to discontinue the active lawsuit. The Company continues to vigorously defend this matter, but cannot reasonably predict the outcome.
Mexico Tax Matter
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
Deferred payments to Barrick of $127 and $156 as of September 30, 2021 and December 31, 2020, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.

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
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been ranked as the mining and metal sector's top gold miner by the SAM S&P Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on environmental, social and governance ("ESG") transparency and performance since 2020.
We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana.
During the first half of 2020, the COVID-19 outbreak escalated to a global pandemic, which has had varying impacts in the jurisdictions in which we operate. In response, the Company temporarily placed five sites into care and maintenance late in the first quarter of 2020, with each subsequently resuming operations during the second quarter of 2020. As of September 30, 2021, all sites were fully operational, including Cerro Negro and Tanami. Cerro Negro returned to full capacity during September 2021 after operating for more than a year at reduced levels due to COVID-related impacts. After temporarily being placed into care and maintenance in late June 2021 to protect our employees and nearby communities, align with country mandated travel restrictions, and manage ongoing COVID-related impacts, Tanami returned to full capacity by the end of July 2021.
Refer to the “Third Quarter 2021 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources" and “Non-GAAP Financial Measures" for further information about the impacts of the COVID-19 pandemic on the Company.
During the third quarter of 2021, Nevada Gold Mines LLC ("NGM"), entered into a definitive asset exchange agreement (the “Exchange Agreement”) with i-80 Gold Corp. The transaction closed during October 2021 and pursuant to the Exchange Agreement NGM acquired the remaining 40% interest in the South Arturo Joint Venture, along with an option to acquire additional properties, in exchange for Lone Tree and certain additional assets it currently owns. The valuation of NGM's controlling interest in the South Arturo property and related accounting resulting from the asset exchange is still in process. As a result of the transaction, the Company currently expects to recognize a significant gain, representing its 38.5% interest in NGM's gain, in the fourth quarter of 2021. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
In May 2021, we purchased the remaining common shares of GT Gold Corporation (“GT Gold”) for cash consideration, including related transaction costs, of $326. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details regarding this transaction.
In March 2020, we completed the sale of our Red Lake complex in Ontario, Canada, previously included as part of the Company’s North America segment. As the sale was completed on March 31, 2020, results for Red Lake for the nine months ended September 30, 2020 are included within the discussion below; there are no results for the three months ended September 30, 2020 and the three and nine months ended September 30, 2021 included herein.
For further information on asset sales, refer to Note 9 of the Condensed Consolidated Financial Statements.
We continue to focus on improving safety and efficiency at our operations, maintaining leading environmental, social and governance practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended September 30,		Increase (decrease)
	2021	2020
Net income (loss) from continuing operations attributable to Newmont stockholders	$(8)	$611	$(619)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(0.01)	$0.76	$(0.77)

	Nine Months Ended September 30,		Increase (decrease)
	2021	2020
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,170	$1,860	$(690)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.46	$2.31	$(0.85)
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended September 30, 2021, compared to the same period in 2020, is primarily due to the Loss on assets held for sale in connection with the Conga mill assets, lower realized gold prices, lower gold sales volumes, unrealized losses on marketable and other equity securities, higher Costs applicable to sales, and higher reclamation and remediation charges partially offset by lower income tax expense and lower impairment of long-lived assets.
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the nine months ended September 30, 2021, compared to the same period in 2020, is primarily due to the Loss on assets held for sale in connection with the Conga mill assets, lower Gain on asset and investment sales, net in 2021 due to the sales of Kalgoorlie, Continental Gold, Inc. ("Continental") and Red Lake in 2020, higher income tax expense, and higher reclamation and remediation charges partially offset by higher realized metal prices, higher sales volumes due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020, lower Care and maintenance, and lower impairment of long-lived assets and investments.
The details of our Sales are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$2,516	$2,860	$(344)	(12)%
Copper	72	43	29	67
Silver	143	138	5	4
Lead	42	30	12	40
Zinc	122	99	23	23
	$2,895	$3,170	$(275)	(9)%

	Nine Months Ended September 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$7,628	$7,347	$281	4%
Copper	204	101	103	102
Silver	486	337	149	44
Lead	129	92	37	40
Zinc	385	239	146	61
	$8,832	$8,116	$716	9%

The following analysis summarizes consolidated sales for the three months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,527	$75	$167	$30	$133
Provisional pricing mark-to-market	5	(1)	(29)	13	1
Silver streaming amortization	—	—	19	—	—
Gross after provisional pricing and streaming impact	2,532	74	157	43	134
Treatment and refining charges	(16)	(2)	(14)	(1)	(12)
Net	$2,516	$72	$143	$42	$122
Consolidated ounces (thousands)/pounds (millions) sold	1,416	18	7,792	42	98
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,784	$4.18	$21.52	$0.73	$1.35
Provisional pricing mark-to-market	4	(0.08)	(3.79)	0.29	0.01
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,788	4.10	20.17	1.02	1.36
Treatment and refining charges	(10)	(0.11)	(1.83)	(0.03)	(0.12)
Net	$1,778	$3.99	$18.34	$0.99	$1.24
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$7,675	$204	$490	$130	$419
Provisional pricing mark-to-market	(10)	5	(20)	2	5
Silver streaming amortization	—	—	58	—	—
Gross after provisional pricing and streaming impact	7,665	209	528	132	424
Treatment and refining charges	(37)	(5)	(42)	(3)	(39)
Net	$7,628	$204	$486	$129	$385
Consolidated ounces (thousands)/pounds (millions) sold	4,277	49	23,938	134	319
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,794	$4.20	$20.49	$0.98	$1.32
Provisional pricing mark-to-market	(2)	0.09	(0.85)	0.01	0.01
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,792	4.29	22.08	0.99	1.33
Treatment and refining charges	(9)	(0.10)	(1.76)	(0.03)	(0.12)
Net	$1,783	$4.19	$20.32	$0.96	$1.21
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

The following analysis summarizes consolidated sales for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,864	$42	$122	$36	$99
Provisional pricing mark-to-market	19	2	12	(1)	14
Silver streaming amortization	—	—	16	—	—
Gross after provisional pricing and streaming impact	2,883	44	150	35	113
Treatment and refining charges	(23)	(1)	(12)	(5)	(14)
Net	$2,860	$43	$138	$30	$99
Consolidated ounces (thousands)/pounds (millions) sold	1,495	14	6,371	42	98
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,917	$2.94	$19.15	$0.87	$1.01
Provisional pricing mark-to-market	12	0.15	2.00	(0.02)	0.15
Silver streaming amortization	—	—	2.40	—	—
Gross after provisional pricing and streaming impact	1,929	3.09	23.55	0.85	1.16
Treatment and refining charges	(16)	(0.10)	(1.86)	(0.12)	(0.15)
Net	$1,913	$2.99	$21.69	$0.73	$1.01
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$7,342	$108	$306	$109	$299
Provisional pricing mark-to-market	48	(3)	18	(3)	5
Silver streaming amortization	—	—	48	—	—
Gross after provisional pricing and streaming impact	7,390	105	372	106	304
Treatment and refining charges	(43)	(4)	(35)	(14)	(65)
Net	$7,347	$101	$337	$92	$239
Consolidated ounces (thousands)/pounds (millions) sold	4,210	40	20,260	133	313
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,744	$2.67	$15.08	$0.82	$0.96
Provisional pricing mark-to-market	11	(0.07)	0.90	(0.02)	0.02
Silver streaming amortization	—	—	2.36	—	—
Gross after provisional pricing and streaming impact	1,755	2.60	18.34	0.80	0.98
Treatment and refining charges	(10)	(0.11)	(1.68)	(0.11)	(0.21)
Net	$1,745	$2.49	$16.66	$0.69	$0.77
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

The change in consolidated sales is due to:

	Three Months Ended September 30,
	2021 vs. 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(151)	$9	$33	$—	$—
Increase (decrease) in average realized price	(200)	21	(26)	8	21
Decrease (increase) in treatment and refining charges	7	(1)	(2)	4	2
	$(344)	$29	$5	$12	$23

	Nine Months Ended September 30,
	2021 vs. 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$118	$19	$67	$1	$6
Increase (decrease) in average realized price	157	85	89	25	114
Decrease (increase) in treatment and refining charges	6	(1)	(7)	11	26
	$281	$103	$149	$37	$146
The decrease in gold sales during the three months ended September 30, 2021, compared to the same period in 2020, is primarily due to lower average realized gold prices and ounces sold in the current period. Lower ounces sold in the current period is primarily due to (i) lower production at NGM as a result of a mechanical failure in May 2021 which resulted in a partial shutdown of the Goldstrike mill, which was fully repaired by September 2021, (ii) lower leach production, lower mill recovery and lower ore grade milled at CC&V, (iii) lower ore grade milled, lower recovery, and lower throughput at Tanami due to being placed under care and maintenance during July 2021 as a result of the COVID-19 pandemic, and (iv) lower throughput, lower grade milled and lower recovery at Boddington. This was partially offset by higher ounces sold at Cerro Negro that had experienced reduced operations in response to the COVID-19 pandemic during the same period in 2020. The increase in gold sales during the nine months ended September 30, 2021, compared to the same period in 2020, is primarily due to overall higher average realized gold prices in the current year and higher ounces sold in the current year due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020, partially offset by lower ounces sold at NGM, CC&V, and Tanami as well as lower mill throughput at Yanacocha as a result of the ramp down of the mill and lower leach recoveries.
The increases in copper, silver, lead and zinc sales during the three and nine months ended September 30, 2021, compared to the same periods in 2020, are primarily due to higher average realized metal prices in the current year and higher volumes sold in the current year due to Peñasquito experiencing reduced operations in response to the COVID-19 pandemic during 2020.
For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$1,175	$1,130	$45	4%
Copper	37	28	9	32
Silver	80	45	35	78
Lead	18	17	1	6
Zinc	57	49	8	16
	$1,367	$1,269	$98	8%

	Nine Months Ended September 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$3,331	$3,210	$121	4%
Copper	102	78	24	31
Silver	230	148	82	55
Lead	55	56	(1)	(2)
Zinc	177	167	10	6
	$3,895	$3,659	$236	6%
The increase in Costs applicable to sales for gold during the three months ended September 30, 2021, compared to the same periods in 2020, is primarily due to (i) higher ounces sold at Peñasquito and Cerro Negro in the current year due to being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020, (ii) higher royalty payments, higher power costs and higher maintenance costs at Akyem, (iii) an unfavorable strip ratio as a result of mine sequencing and higher power costs at Ahafo, (iv) higher inventory adjustments and lower by-product credits at Yanacocha, partially offset by lower ounces sold at NGM and CC&V. The increase for the nine months ended September 30, 2021, compared to the same period in 2020, is primarily due to higher ounces sold in the current year due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020, partially offset by higher by-product credits and lower sales volumes at Yanacocha, lower sales volumes at NGM, and the sale of Red Lake during the first quarter of 2020.
The increases in Costs applicable to sales for copper during the three and nine months ended September 30, 2021, compared to the same periods in 2020, are primarily due to a higher co-product allocation of costs to copper, increased royalty costs and an unfavorable Australian dollar foreign currency exchange rate, and higher copper pounds sold. The increase for the nine months ended September 30, 2021, compared to the same period in 2020, was partially offset by lower maintenance costs at Boddington.
The increases in Costs applicable to sales for silver during the three and nine months ended September 30, 2021, compared to the same periods in 2020, are primarily due to higher ounces sold in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The increase in Costs applicable to sales for lead during the three months ended September 30, 2021, compared to the same period in 2020, is primarily due to higher pounds sold in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic. The decrease in Costs applicable to sales for lead during the nine months ended September 30, 2021 compared to the same period in 2020, is primarily due to lower co-product allocation of costs at Peñasquito, partially offset by higher pounds sold in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The increases in Costs applicable to sales for zinc during the three and nine months ended September 30, 2021, compared to the same periods in 2020, are primarily due to higher pounds sold in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$475	$517	$(42)	(8)%
Copper	6	5	1	20
Silver	43	24	19	79
Lead	9	9	—	—
Zinc	25	26	(1)	(4)
Other	12	11	1	9
	$570	$592	$(22)	(4)%

	Nine Months Ended September 30,		Increase (decrease)	Percent Change
	2021	2020
Gold	$1,400	$1,425	$(25)	(2)%
Copper	16	14	2	14
Silver	123	82	41	50
Lead	29	31	(2)	(6)
Zinc	80	90	(10)	(11)
Other	36	43	(7)	(16)
	$1,684	$1,685	$(1)	—%
The decreases in Depreciation and amortization for gold during the three and nine months ended September 30, 2021, compared to the same periods in 2020, are primarily due to lower production volume at NGM as a result of the partial shutdown of the Goldstrike mill from May 2021 through September 2021, lower production at CC&V as a result of lower leach pad production, lower mill recovery and lower ore grade milled, partially offset by higher ounces produced due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020.
The increases in Depreciation and amortization for copper during the three and nine months ended September 30, 2021, compared to the same periods in 2020, are primarily due to higher sales volumes and higher co-product allocation of costs to copper partially offset by a longer reserve life at Boddington.
The increases in Depreciation and amortization for silver during the three and nine months ended September 30, 2021, compared to the same periods in 2020, are primarily due to higher ounces produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
Depreciation and amortization for lead remained consistent during the three months ended September 30, 2021, compared to the same period in 2020. The decrease in Depreciation and amortization for lead during the nine months ended September 30, 2021 compared to the same period in 2020, is primarily due to lower co-product allocation of costs at Peñasquito, partially offset by higher pounds produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The decreases in Depreciation and amortization for zinc during the three and nine months ended September 30, 2021, compared to the same periods in 2020, are primarily due to lower co-product allocation of costs at Peñasquito partially offset by higher pounds produced in the current year due to Peñasquito operations being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Reclamation and remediation increased by $79 and $104 during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase during the three months ended September 30, 2021 was primarily due to higher estimated closure costs arising from recent tailings management review and monitoring requirements set forth by the Global Industry Standard on Tailings Management (GISTM). The increase during the nine months ended September 30, 2021, was primarily due to higher estimated closure cost arising from recent tailings management review and monitoring requirements set forth by the GISTM, revisions to estimated construction costs of a water treatment plant at the Midnite mine site and higher estimated closure costs related to water management at NGM for the closed Rain site.

Exploration expense increased by $12 and $29 during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to an increase in various exploration activities in North America, Australia and South America.
Advanced projects, research and development expense remained consistent for the three months ended September 30, 2021, compared to the same period in 2020. Advanced projects, research and development expense increased by $16 during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to increased spend associated with full potential programs.
General and administrative expense decreased by $7 and $15 during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to ongoing integration activities related to Newmont Goldcorp transaction and other cost reduction efforts. General and administrative expense as a percentage of Sales was 2.1% and 2.2% for the three and nine months ended September 30, 2021, respectively compared to 2.1% and 2.5% in the same periods in 2020.
Interest expense, net of capitalized interest decreased by $9 and $27 during the three and nine months ended September 30, 2021 respectively, compared to the same periods in 2020 due to lower interest rates as a result of the Company's recent debt refinancing transactions and early redemption of the 2021 Notes. Refer to Note 17 of the Condensed Consolidated Financial Statements for further information on the redemption.
Income and mining tax expense (benefit) was $222 and $305, and $798 and $446 during the three and nine months ended September 30, 2021 and 2020, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	September 30, 2021					September 30, 2020
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$160	20%		$32	(2)	$220	20%		$45	(2)
CC&V	21	14		3	(3)	46	15		7	(3)
Corporate & Other	(212)	7		(15)	(4)	(18)	157		(29)	(4)
Total US	(31)	(65)		20		248	9		23
Australia	219	35		76	(5)	284	38		107	(5)
Ghana	109	34		37	(6)	164	37		60	(6)
Suriname	74	27		20	(7)	80	26		21	(7)
Peru	(597)	—		(1)	(8)	2	550		11	(8)
Canada	(49)	4		(2)	(9)	(63)	(33)		21	(9)
Mexico	211	26		55	(10)	175	46		80	(10)
Argentina	10	200		20	(11)	(20)	15		(3)	(11)
Other Foreign	(17)	(29)		5		10	—		—
Rate adjustments	—	N/A		(8)	(12)	—	N/A		(15)	(12)
Consolidated	$(71)	(313)%	(13)	$222		$880	35%	(13)	$305
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.
(2)Includes deduction for percentage depletion of $(10) and $(16) and mining taxes net of associated federal benefit of $8 and $14, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(1) and $(3), respectively.
(4)Includes valuation allowance of $36 and $(24), respectively.
(5)Includes mining taxes net of associated federal benefit of $9 and $23 and tax impacts from the exposure to fluctuations in foreign currency of $4 and $—, respectively.
(6)Includes uncertain tax position reserve adjustment of $— and $6, respectively.
(7)Includes valuation allowance of $— and $1, respectively.
(8)Includes valuation allowance of $133 and $10, respectively.
(9)Includes mining taxes net of associated federal benefit of $3 and $10, valuation allowance of $— and $2, uncertain tax position reserve adjustment of $(4) and $(7), and tax impacts from the exposure to fluctuations in foreign currency of $— and $6, respectively.
(10)Includes mining taxes net of associated federal benefit of $11 and $11, valuation allowance of $— and $2, uncertain tax position reserve adjustment of $3 and $(8), and tax impact from the exposure to fluctuations in foreign currency of $(24) and $18, respectively.

(11)Includes valuation allowance of $— and $8, and tax impacts from the exposure to fluctuations in foreign currency of $13 and $(11), respectively.
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

	Nine Months Ended
	September 30, 2021					September 30, 2020
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$493	18%		$89	(2)	$487	20%		$98	(2)
CC&V	71	10		7	(3)	91	12		11	(3)
Corporate & Other	(517)	12		(61)	(4)	(254)	30		(76)	(4)
Total US	47	74		35		324	10		33
Australia	706	36		252	(5)	1,141	22		247	(5)
Ghana	363	34		123	(6)	346	35		122	(6)
Suriname	220	29		63	(7)	232	27		62	(7)
Peru	(562)	(9)		53	(8)	(32)	(156)		50	(8)
Canada	70	41		29	(9)	(51)	(61)		31	(9)
Mexico	753	32		239	(10)	299	(11)		(33)	(10)
Argentina	(9)	(122)		11	(11)	(71)	62		(44)	(11)
Other Foreign	27	19		5		21	—		—
Rate adjustments	—	N/A		(12)	(12)	—	N/A		(22)	(12)
Consolidated	$1,615	49%	(13)	$798		$2,209	20%	(13)	$446
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.
(2)Includes deduction for percentage depletion of $(39) and $(40) and mining taxes net of associated federal benefit of $24 and $36, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(8) and $(8), respectively.
(4)Includes valuation allowance of $45 and $(26) and uncertain tax position reserve adjustment of $(1) and $—, respectively.
(5)Includes mining taxes net of associated federal benefit of $39 and $55, valuation allowance of $— and $(148), and tax impacts from the exposure to fluctuations in foreign currency of $9 and $—, respectively.
(6)Includes uncertain tax position reserve adjustment of $— and $6, respectively.
(7)Includes valuation allowance of $1 and $2, respectively.
(8)Includes mining taxes net of associated federal benefit of $7 and $1, valuation allowance of $162 and $27, uncertain tax position reserve adjustment of $(2) and $—, and expense related to prior year tax disputes of $— and $28, respectively.
(9)Includes mining tax net of associated federal benefit of $10 and $11, valuation allowance of $1 and $11, uncertain tax position reserve adjustment of $(1) and $(12), and tax impacts from the exposure to fluctuations in foreign currency of $1 and $(1), respectively.
(10)Includes mining tax net of associated federal benefit of $39 and $14, valuation allowance of $1 and $(2), uncertain tax position reserve adjustment of $24 and $(13), tax impact from the exposure to fluctuations in foreign currency of $(28) and $(128), and tax impact from prior year true-up adjustment of $(25) and $(1), respectively.
(11)Includes valuation allowance of $— and $8, tax impacts from the exposure to fluctuations in foreign currency of $— and $(42), and tax expense of $11 and $— due to the impact of the rate change on the deferred tax liability, respectively.
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
In the third quarter of 2020, the Nevada legislature passed three resolutions proposing amendments to the Nevada Constitution to modify provisions regarding the Net Proceeds of Minerals tax. During the second quarter of 2021, the Nevada legislature enacted a new excise tax on revenue from gold and silver sales and as a result will not be making modifications to the Net Proceeds of Minerals tax. See the Nevada Results of Operations for additional information.
Governments in various jurisdictions in which the Company operates passed legislation in response to the COVID-19 pandemic. During the second quarter of 2021, the statutory Federal tax rate in Argentina was increased from 25% to 35%, effective January 1, 2021. The impact of the rate change on the deferred tax balance has been included in the tax expense.
Equity income (loss) of affiliates decreased by $14 and increased by $19 during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to the Pueblo Viejo mine. For the three and nine months ended September 30, 2021, earnings before income taxes and depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $108 and $336, respectively, and was $115 and $298 during the three and nine months ended

September 30, 2020, respectively. Pueblo Viejo EBITDA is a non-GAAP financial measure. For further information regarding Pueblo Viejo EBITDA, refer to “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For further information regarding Equity income (loss) of affiliates, refer to Note 12 of the Condensed Consolidated Financial Statements.
Refer to the Notes of the Condensed Consolidated Financial Statements for explanations of other financial statement line items.
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
    Our mines continued to operate with robust controls, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate. We have adopted a risk-based approach to business travel, are providing flexible and remote working plans for employees and are maintaining effective contact tracing procedures and “social distancing” protocols. For the three and nine months ended September 30, 2021, we incurred $24 and $66, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, as a result of these and other actions taken to protect our employees and operations, and to support the local communities in which we operate, of which $23 and $63, respectively, are included in All-in sustaining costs. For the three and nine months ended September 30, 2020, we incurred $32 and $67, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, and were excluded from All-in sustaining costs. All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For further information regarding costs related to our response to the COVID-19 pandemic, refer to Note 8 of the Condensed Consolidated Financial Statements.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	384	414	$800	$762	$372	$408	$1,026	$1,003
South America	246	232	958	885	372	373	1,276	1,162
Australia	274	309	788	690	186	188	1,025	889
Africa	210	229	886	693	314	306	1,114	865
Nevada	308	337	768	761	435	445	945	904
Total/Weighted-Average (5)	1,422	1,521	$830	$756	$344	$353	$1,120	$1,020
Attributable to Newmont	1,364	1,454

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (6)	275	238	$595	$513	$294	$274	$822	$735
Australia (7)	40	35	914	840	151	153	1,025	998
Total/Weighted-Average (5)	315	273	$638	$556	$275	$258	$887	$770

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	85	87

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	1,194	1,022	$767	$792	$358	$399	$988	$1,066
South America	726	753	822	824	365	371	1,119	1,111
Australia	842	861	767	712	175	184	1,040	914
Africa	617	608	804	707	314	318	1,023	889
Nevada	895	992	755	764	433	431	931	936
Total/Weighted-Average (5)	4,274	4,236	$779	$762	$336	$349	$1,064	$1,046
Attributable to Newmont	4,099	4,019

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (6)	820	656	$564	$539	$283	$295	$781	$840
Australia (7)	115	94	913	842	148	154	1,155	1,032
Total/Weighted-Average (5)	935	750	$606	$575	$267	$278	$863	$862

Attributable gold from equity method investments (8)	(ounces in thousands)
Pueblo Viejo (40%)	254	256
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended September 30, 2021 and 2020, Depreciation and amortization includes $— and $9 at South America and $2 and $— at Australia, respectively, in care and maintenance costs. For the nine months ended September 30, 2021 and 2020, Depreciation and amortization includes $— and $51 at North America, $— and $35 at South America and $3 and $— at Australia, respectively, in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended September 30, 2021 and 2020, All-in sustaining costs includes $— and $5 at North America and $— and $21 at South America and $6 and $— at Australia, respectively, in care and maintenance costs recorded in Care and maintenance. For the nine months ended September 30, 2021 and 2020, All-in sustaining costs includes $— and $92 at North America and $— and $79 at South America and $8 and $— at Australia, respectively, in care and maintenance costs recorded in Care and maintenance.
(4)For the three months ended September 30, 2021, All-in sustaining costs include incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net of $6, $11, $5, and $1 at North America, South America, Australia, and Africa, respectively. For the nine months ended September 30, 2021, All-in sustaining costs include incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net of $19 , $34, $6, and $4 at North America, South America, Australia, and Africa, respectively. For the three and nine months ended September 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)For the three months ended September 30, 2021, the Peñasquito mine in North America produced 7,970 thousand ounces of silver, 44 million pounds of lead and 109 million pounds of zinc. For the three months ended September 30, 2020, the Peñasquito mine in North America produced 7,370 thousand ounces of silver, 46 million pounds of lead and 103 million pounds of zinc. For the nine months ended September 30, 2021, the Peñasquito mine in North America produced 23,560 thousand ounces of silver, 138 million pounds of lead and 325 million pounds of zinc. For the nine months ended September 30, 2020, the Peñasquito mine in North America produced 20,421 thousand ounces of silver, 130 million pounds of lead and 281 million pounds of zinc.
(7)For the three months ended September 30, 2021 and 2020, the Boddington mine in Australia produced 17 million and 15 million pounds of copper, respectively. For the nine months ended September 30, 2021 and 2020, the Boddington mine in Australia produced 50 million and 41 million pounds of copper, respectively.
(8)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended September 30, 2021 compared to 2020
Consolidated gold production decreased 7% primarily due to lower leach production, lower mill recovery and lower ore grade milled at CC&V in North America, the ramp down of the mill and lower leach pad production at Yanacocha in South America, lower throughput, lower grade milled and lower recovery at Boddington in Australia, lower throughput at Tanami in Australia as the mine was placed under care and maintenance in the current year, lower ore grade milled at Ahafo in Africa and lower throughput at NGM in Nevada, partially offset by higher throughput and higher recovery at Peñasquito in North America and higher mill throughput at Cerro Negro in South America due to the mine being placed under care and maintenance in response to the COVID-19 pandemic during 2020.
Consolidated gold equivalent ounces – other metals production increased 15% primarily due to higher mill throughput and higher recovery at Peñasquito in North America.

Costs applicable to sales per consolidated gold ounce increased 10% primarily due to overall lower gold ounces sold at Porcupine in North America, higher inventory adjustments and unfavorable by-product credits at Yanacocha in South America, unfavorable Australian dollar foreign currency exchange rate, higher mining costs due to lower grades mined at Tanami in Australia, an unfavorable strip ratio and higher power costs at Ahafo in Africa, and higher royalty payments, higher power costs and maintenance costs at Akyem in Africa, partially offset by a higher strip ratio at Merian in South America. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 15% primarily due to higher co-product allocation of costs to other metals at Peñasquito in North America and Boddington in Australia and higher concentrate selling expenses at Peñasquito in North America, partially offset by overall higher gold equivalent ounces sold.
Depreciation and amortization per consolidated gold ounce decreased 3% primarily due to lower depreciation and amortization rates, partially offset by lower gold ounces sold and higher inventory adjustments. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 7% primarily due to higher co-product allocation of costs to other metals, partially offset by higher gold equivalent ounces – other metals sold.
All-in sustaining costs per consolidated gold ounce increased 10% primarily due higher costs applicable to sales per gold ounce and higher sustaining capital costs, partially offset by lower treatment and refining costs. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 15% primarily due to higher costs applicable to sales and higher sustaining capital costs.
Nine Months Ended September 30, 2021 compared to 2020
Consolidated gold production increased 1% primarily due to Musselwhite, Éléonore, and Peñasquito in North America and Cerro Negro in South America being placed in care and maintenance in the prior year or operated at reduced levels as a result of ongoing COVID-19 restrictions, partially offset by the ramp down of the mill and lower leach pad production at Yanacocha in South America and lower mill availability and lower mill throughput and lower grades mined at NGM.
Consolidated gold equivalent ounces – other metals production increased 25% primarily due to higher mill throughput as the Peñasquito mine in North America was put under care and maintenance in the prior year and higher ore grade, higher mill throughput and higher recovery at Boddington in Australia.
Costs applicable to sales per consolidated gold ounce increased 2% primarily due to lower gold ounces sold at Porcupine in North America, an unfavorable Australian dollar foreign currency exchange rate and lower gold ounces sold at Tanami in Australia, lower gold ounces sold, an unfavorable strip ratio and higher power costs at Ahafo, and higher royalty payments at Akyem in Africa, partially offset by higher gold ounces sold at Peñasquito in North America and higher by-product credits at Yanacocha in South America. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 5% primarily due to an unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper and higher copper-price driven royalties, partially offset by higher gold equivalent ounces - other metals sold and lower maintenance costs at Boddington in Australia, in addition to lower ore grade milled at Peñasquito in North America.
Depreciation and amortization per consolidated gold ounce decreased 4% primarily due to higher gold ounces sold. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 4% primarily due to higher gold equivalent - other metals sold and care and maintenance costs in the prior year.
All-in sustaining costs per consolidated gold ounce increased 2% primarily due to higher costs applicable to sales per gold ounce, higher sustaining capital spend and incremental COVID-19 costs, partially offset by care and maintenance costs in the prior year. All-in sustaining costs per consolidated gold equivalent ounce – other metals was in line with the prior year.

North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	47	74	$959	$867	$260	$296	$1,421	$1,081
Musselwhite	36	45	1,058	985	531	713	1,379	1,260
Porcupine	73	80	972	736	315	334	1,139	911
Éléonore	56	57	1,024	924	614	547	1,243	1,118
Peñasquito	172	158	548	570	290	302	706	835
Total/Weighted-Average (5)	384	414	$800	$762	$372	$408	$1,026	$1,003

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (6)	275	238	$595	$513	$294	$274	$819	$735
Total/Weighted-Average (5)	275	238	$595	$513	$294	$274	$822	$735

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	167	203	$992	$901	$281	$295	$1,271	$1,085
Red Lake	—	38	—	1,066	—	44	—	1,182
Musselwhite	105	63	1,044	1,172	529	813	1,366	1,945
Porcupine	214	244	927	722	318	333	1,144	862
Éléonore	188	131	956	925	558	573	1,253	1,345
Peñasquito	520	343	513	606	272	336	663	845
Total/Weighted-Average (5)	1,194	1,022	$767	$792	$358	$399	$988	$1,066

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (6)	820	656	$564	$539	$283	$295	$778	$840
Total/Weighted-Average (5)	820	656	$564	$539	$283	$295	$781	$840
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the nine months ended September 30, 2021 and 2020, Depreciation and amortization includes $— and $7 at Musselwhite, $— and $16 at Éléonore and $— and $28 at Peñasquito, respectively, in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended September 30, 2021 and 2020, All-in sustaining costs includes $— and $5 at Musselwhite, respectively, in care and maintenance costs recorded in Care and maintenance. For the nine months ended September 30, 2021 and 2020, All-in sustaining costs includes $— and $28 at Musselwhite, $— and $26 at Éléonore and $— and $38 at Peñasquito, respectively, in care and maintenance costs recorded in Care and maintenance.
(4)For the three and nine months ended September 30, 2021, All-in sustaining costs include $6 and $19, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the three and nine months ended September 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)For the three months ended September 30, 2021, Peñasquito produced 7,970 thousand ounces of silver, 44 million pounds of lead and 109 million pounds of zinc. For the three months ended September 30, 2020, Peñasquito produced 7,370 thousand ounces of silver, 46 million pounds of lead and 103 million pounds of zinc. For the nine months ended September 30, 2021, Peñasquito produced 23,560 thousand ounces of silver, 138 million pounds of lead and 325 million pounds of zinc. For the nine months ended September 30, 2020, Peñasquito produced 20,421 thousand ounces of silver, 130 million pounds of lead and 281 million pounds of zinc.
Three months ended September 30, 2021 compared to 2020
CC&V, USA. Gold production decreased 36% primarily due to lower leach production, lower mill recovery and lower ore grade milled. Costs applicable to sales per gold ounce increased 11% primarily due to lower production. Depreciation and amortization per gold ounce decreased 12% primarily due to lower depreciation and amortization rates. All-in sustaining costs per gold ounce increased 31% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce.

Musselwhite, Canada. Gold production decreased 20% primarily due to lower throughput as a result of processing a higher amount of stockpile in the prior year as the site was ramping up from being in care and maintenance, partially offset by higher ore grades milled. Costs applicable to sales per gold ounce increased 7% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 26% primarily due to higher ore grade mined. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per ounce sold and higher sustaining capital spend, partially offset by care and maintenance costs in the prior year.
Porcupine, Canada. Gold production decreased 9% primarily due to lower ore grade milled, partially offset by higher throughput. Costs applicable to sales per gold ounce increased 32% primarily due to lower ore grade mined. Depreciation and amortization per gold ounce decreased 6% primarily due to a longer reserve life. All-in sustaining costs per gold ounce increased 25% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Éléonore, Canada. Gold production decreased 2% primarily due to lower throughput due to labor shortages, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 11% primarily due to higher contracted service costs to compensate for labor shortages. Depreciation and amortization per gold ounce increased 12% primarily due to higher depreciation rates due to a change in the mine life. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per ounce.
Peñasquito, Mexico. Gold production increased 9% and gold equivalent ounces - other metals production increased 16% primarily due to higher throughput and higher recovery. Costs applicable to sales per gold ounce decreased 4% primarily due to higher gold ounces sold and lower co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals increased 16% primarily due to higher concentrate selling expenses and higher co-product allocation of costs to other metals, partially offset by higher gold equivalent ounces – other metals sold. Depreciation and amortization per gold ounce decreased 4% primarily due to higher gold ounces sold and lower co-product allocation of costs to gold ounces. Depreciation and amortization per gold equivalent ounce – other metals increased 7% primarily due to higher co-product allocation of costs to the other metals, partially offset by higher gold equivalent ounces – other metals sold. All-in sustaining costs per gold ounce decreased 15% primarily due to lower costs applicable to sales per gold ounce and lower treatment and refining costs. All-in sustaining costs per gold equivalent ounce – other metals increased 11% primarily due to higher costs applicable to sales and higher sustaining capital costs, partially offset by lower treatment and refining costs.
Nine Months Ended September 30, 2021 compared to 2020
CC&V, USA. Gold production decreased 18% primarily due to lower leach pad recoveries, lower ore grades milled and lower mill recoveries. Costs applicable to sales per gold ounce increased 10% primarily due to lower gold ounces sold and higher inventory adjustments. Depreciation and amortization per gold ounce decreased 5% primarily due to lower depreciation rates as a result of changes in mine life. All-in sustaining costs per gold ounce increased 17% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Musselwhite, Canada. Gold production increased 67% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grades milled. Costs applicable to sales per gold ounce decreased 11% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 35% primarily driven by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 30% primarily due to lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year, partially offset by higher sustaining capital spend.
Porcupine, Canada. Gold production decreased 12% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 28% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 5% primarily due to a longer reserve life. All-in sustaining costs per gold ounce increased 33% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Éléonore, Canada. Gold production increased 44% primarily due to higher throughput as a result of the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions and higher ore grade milled. Costs applicable to sales per gold ounce increased 3% primarily due to higher contract labor to compensate for labor shortages, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 3% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 7% primarily due to care and maintenance costs in the prior year, partially offset by higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Peñasquito, Mexico. Gold production increased 52% primarily due to higher throughput as a result of mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions, higher ore grade milled and higher recovery. Gold equivalent ounces – other metals production increased 25% primarily due to the mine being placed under care and maintenance in the prior year as a result of ongoing COVID-19 restrictions, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 15% primarily driven by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 5% primarily due to lower ore grades milled. Depreciation and amortization per gold ounce decreased 19% primarily due to higher gold ounces sold, partially offset by higher co-product allocation of costs to gold. Depreciation and amortization per gold equivalent ounce – other metals decreased 4% primarily due to higher gold equivalent ounces – other metals sold and lower co-product allocation of costs to other metals. All-in sustaining costs per gold ounce decreased 22% primarily due to lower costs applicable to sales per gold ounce, care and maintenance costs in the prior year and lower treatment and refining costs, partially offset by higher sustaining capital costs. All-in sustaining costs per gold equivalent ounce – other metals decreased 7% primarily due to higher gold equivalent ounces – other metals sold and lower treatment and refining costs, partially offset by higher sustaining capital spend.
South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	65	80	$1,388	$1,009	$494	$329	$1,908	$1,325
Merian	105	106	758	809	221	252	884	917
Cerro Negro	76	46	846	850	480	670	1,231	1,346
Total / Weighted Average (5)	246	232	$958	$885	$372	$373	$1,276	$1,162
Yanacocha (48.65%)	(32)	(40)
Merian (25.00%)	(26)	(27)
Attributable to Newmont	188	165

Attributable gold from equity method investments (6)	(ounces in thousands)
Pueblo Viejo (40%)	85	87

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	194	270	$890	$1,012	$428	$369	$1,385	$1,358
Merian	324	339	758	710	230	219	886	811
Cerro Negro	208	144	861	748	509	670	1,198	1,271
Total / Weighted Average (5)	726	753	$822	$824	$365	$371	$1,119	$1,111
Yanacocha (48.65%)	(94)	(132)
Merian (25.00%)	(81)	(85)
Attributable to Newmont	551	536

Attributable gold from equity method investments (6)	(ounces in thousands)
Pueblo Viejo (40%)	254	256
___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended September 30, 2021 and 2020, Depreciation and amortization includes $— and $9 at Cerro Negro, respectively, in care and maintenance costs. For the nine months ended September 30, 2021 and 2020, Depreciation and amortization includes $— and $7 at Yanacocha and $— and $28 at Cerro Negro, respectively, in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended September 30, 2021 and 2020, All-in sustaining costs includes $— and $2 at Yanacocha, $— and $18 at Cerro Negro and $— and $1 at Other South America, respectively, in care and maintenance costs recorded in Care and maintenance. For the nine months ended September 30, 2021 and 2020, All-in sustaining costs includes $— and $27 at Yanacocha, $— and $50 at Cerro Negro and $— and $2 at Other South America, respectively, in care and maintenance costs recorded in Care and maintenance.
(4)For the three and nine months ended September 30, 2021, All-in sustaining costs include $11 and $34, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the three and nine months ended September 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended September 30, 2021 compared to 2020
Yanacocha, Peru. Gold production decreased 19% primarily due to the ramp down of the mill, partially offset by higher leach pad production. Costs applicable to sales per gold ounce increased 38% primarily due to higher inventory adjustments and unfavorable by-product credits. Depreciation and amortization per gold ounce increased 50% primarily due to lower gold ounces sold and higher inventory adjustments in the current year. All-in sustaining costs per gold ounce increased 44% primarily due to higher costs applicable to sales per gold ounce, higher reclamation costs and incremental COVID-19 costs.
Merian, Suriname. Gold production decreased 1% primarily due to lower mill throughput and a lower drawdown of in-circuit inventory compared to last year, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce decreased 6% primarily due to a lower strip ratio and higher ounces mined. Depreciation and amortization per gold ounce decreased 12% due to lower capitalization of mining equipment. All-in sustaining costs per gold ounce decreased 4% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend, partially offset by higher advanced projects, exploration and incremental COVID-19 costs.
Cerro Negro, Argentina. Gold production increased 65% primarily due to higher mill throughput primarily due to the mine being placed under care and maintenance in response to the COVID-19 pandemic during 2020, partially offset by lower ore grade mined. Costs applicable to sales per gold ounce was in line with the prior year. Depreciation and amortization per gold ounce decreased 28% primarily due to higher gold ounces sold and lower depreciation and amortization rates. All-in sustaining costs per gold ounce decreased 9% primarily due to care and maintenance costs in the prior year, partially offset by higher sustaining capital costs.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 2% primarily due to lower ore grade milled, partially offset by higher mill throughput and a drawdown of in-circuit inventory compared to a buildup in the prior year. Refer to Note 12 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Nine Months Ended September 30, 2021 compared to 2020
Yanacocha, Peru. Gold production decreased 28% primarily due to lower mill throughput as a result of the ramp down of the mill and lower leach pad production as a result of lower leach recoveries. Costs applicable to sales per gold ounce decreased 12% primarily due to higher by-product credits as a result of the timing of silver sale shipments that were previously delayed from the prior year due to COVID-19 and higher ore grade mined, partially offset by higher worker participation costs in the current year. Depreciation and amortization per gold ounce increased 16% primarily due to gold ounces sold. All-in sustaining costs per gold ounce increased 2% primarily due to higher reclamation costs and incremental COVID-19 costs, partially offset by lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year.
Merian, Suriname. Gold production decreased 4% primarily due to lower ore grade milled and a lower drawdown of in-circuit inventory, partially offset by higher mill throughput and higher recoveries. Costs applicable to sales per gold ounce increased 7% primarily due to higher direct operating costs. Depreciation and amortization per gold ounce increased 5% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce, incremental COVID-19 costs and higher sustaining capital costs.
Cerro Negro, Argentina. Gold production increased 44% primarily due to the mine being placed under care and maintenance in response to the COVID-19 pandemic during 2020, partially offset by lower ore recoveries, lower ore grade mined, and a built of in-circuit inventory compared to a drawdown in the prior year. Costs applicable to sales per gold ounce increased 15% primarily due to higher direct operating costs as a result of COVID-19 restrictions and higher royalty payments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 24% primarily due to higher gold ounces sold, partially offset by asset additions. All-in sustaining costs per gold ounce decreased 6% primarily due to care and maintenance costs in the prior year, partially offset by higher sustaining capital spend, higher costs applicable to sales and higher reclamation costs.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 1% primarily due to lower ore grade milled and lower recovery, partially offset by higher mill throughput and a drawdown of in-circuit inventory compared to a buildup in the prior year. Refer to Note 12 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	162	178	$906	$846	$150	$150	$1,030	$985
Tanami	112	131	613	478	225	228	986	723
Total/Weighted-Average (5)	274	309	$788	$690	$186	$188	$1,025	$889

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (6)	40	35	$914	$840	$151	$153	$1,013	$998
Total/Weighted-Average (5)	40	35	$914	$840	$151	$153	$1,025	$998

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)(4)
	2021	2020	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	502	488	$885	$873	$143	$154	$1,115	$1,046
Tanami	340	373	595	505	207	210	897	707
Total/Weighted-Average (5)	842	861	$767	$712	$175	$184	$1,040	$914

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (6)	115	94	$913	$842	$148	$154	$1,141	$1,032
Total/Weighted-Average (5)	115	94	$913	$842	$148	$154	$1,155	$1,032
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended September 30, 2021 and 2020, Depreciation and amortization includes $2 and $— at Tanami in care and maintenance costs. For the nine months ended September 30, 2021 and 2020, Depreciation and amortization includes $3 and $— at Tanami in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For the three months ended September 30, 2021 and 2020, All-in sustaining costs includes $6 and $— at Tanami in care and maintenance costs recorded in Care and maintenance. For the nine months ended September 30, 2021 and 2020, All-in sustaining costs includes $8 and $— at Tanami in care and maintenance costs recorded in Care and maintenance.
(4)For the three and nine months ended September 30, 2021, All-in sustaining costs include $5 and $6, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the three and nine months ended September 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)For the three months ended September 30, 2021 and 2020, Boddington produced 17 million and 15 million pounds of copper, respectively. For the nine months ended September 30, 2021 and 2020, Boddington produced 50 million and 41 million pounds of copper, respectively.
Three months ended September 30, 2021 compared to 2020
Boddington, Australia. Gold production decreased 9% primarily due to lower throughput, lower grade milled and lower recovery. Gold equivalent ounces – other metals production increased 14% primarily due to higher ore grade milled, partially offset by lower throughput and lower recovery. Costs applicable to sales per gold ounce increased 7% primarily due to lower gold ounces sold and an unfavorable Australian dollar foreign currency exchange rate, partially offset by a lower co-product allocation of costs to gold and lower royalties. Costs applicable to sales per gold equivalent ounce – other metals increased 9% primarily due to higher co-product allocation of costs to copper, increased royalty costs and unfavorable Australian dollar foreign currency exchange rate, partially offset by higher gold equivalent ounces sold. Depreciation and amortization per gold ounce in line with prior year. Depreciation and amortization per gold equivalent ounce – other metals decreased 1% primarily due to a longer reserve life and higher gold equivalent ounces - other metals sold, partially offset by higher co-product allocation of costs to copper. All-in sustaining costs per gold ounce increased 5% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital. All-in sustaining costs per gold equivalent ounce – other metals increased 2% primarily driven by higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital.
Tanami, Australia. Gold production decreased 15% primarily due to lower throughput as the mine was placed under care and maintenance during July 2021 as a result of COVID-19 restrictions, lower ore grade milled and lower recovery, partially offset by a higher drawdown of in-circuit inventory. Costs applicable to sales per gold ounce increased 28% primarily due to unfavorable Australian dollar foreign currency exchange rate, lower gold ounces sold and higher mining costs per ounce due to lower ore tons mined and lower grades mined. Depreciation and amortization per gold ounce decreased 1% primarily due to higher reserves, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 36% primarily due to higher costs applicable to sales per gold ounce and higher COVID and non-productive costs as a result of placing the mine under care and maintenance.
Nine Months Ended September 30, 2021 compared to 2020
Boddington, Australia. Gold production increased 3% primarily due to higher ore grade milled and higher mill throughput, partially offset by lower recovery. Gold equivalent ounces – other metals production increased 22% primarily due to higher ore grade milled, higher mill throughput and higher recovery. Costs applicable to sales per gold ounce increased 1% primarily due to an unfavorable Australian dollar foreign currency exchange rate, partially offset by higher gold ounces sold, lower maintenance costs and lower co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals increased 8% primarily due to an unfavorable Australian dollar foreign currency exchange rate, higher co-product allocation of costs to copper and higher royalties, partially offset by higher gold equivalent ounces - other metals sold and lower maintenance costs. Depreciation and amortization per gold ounce decreased 7% primarily due to a longer reserve life, higher gold ounces sold and a lower co-product allocation of costs to gold. Depreciation and amortization per gold equivalent ounce – other metals decreased 4% primarily due to a longer reserve life and higher gold equivalent ounces - other metals sold, partially offset by higher co-product allocation of costs to copper. All-in sustaining costs per gold ounce increased 7% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 11% primarily due to higher costs applicable to sales per gold equivalent ounces - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production decreased 9% primarily due to lower ore grade milled, lower throughput as the mine was placed under care and maintenance during July 2021 as a result of COVID-19 restrictions and lower recovery. Costs applicable to sales per gold ounce increased 18% primarily due to unfavorable Australian dollar foreign currency exchange rate and lower gold ounces sold, partially offset by lower paste backfill spend. Depreciation and amortization per gold ounce decreased 1% primarily due to a longer reserve life, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 27% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	124	139	$912	$733	$300	$291	$1,100	$912
Akyem	86	90	851	634	331	328	1,104	775
Total / Weighted Average (4)	210	229	$886	$693	$314	$306	$1,114	$865

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
	2021	2020	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30,	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	333	342	$896	$783	$311	$311	$1,105	$983
Akyem	284	266	698	612	317	326	902	750
Total / Weighted Average (4)	617	608	$804	$707	$314	$318	$1,023	$889
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)For the three and nine months ended September 30, 2021, All-in sustaining costs include $1 and $4, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the three and nine months ended September 30, 2020, COVID-19 incremental costs were excluded from All-in sustaining costs.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended September 30, 2021 compared to 2020
Ahafo, Ghana. Gold production decreased 11% primarily due to lower ore grades milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 24% primarily due to lower gold ounces sold, an unfavorable strip ratio as a result of mine sequencing and higher power costs, partially offset by lower maintenance costs. Depreciation and amortization per gold ounce increased 3% primarily due to lower gold ounces mined. All-in sustaining costs per gold ounce increased 21% primarily due to higher costs applicable to sales per gold ounce and incremental COVID-19 costs, partially offset by lower sustaining capital costs.
Akyem, Ghana. Gold production decreased 4% primarily due to lower ore grades milled and lower recovery, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 34% primarily due to higher royalty payments, higher power costs and higher maintenance costs. Depreciation and amortization per gold ounce increased 1% primarily due to higher depreciation and amortization rates. All-in sustaining costs per gold ounce increased 42% primarily due to higher costs applicable to sales, higher sustaining capital costs, higher reclamation costs, and higher exploration costs.
Nine Months Ended September 30, 2021 compared to 2020
Ahafo, Ghana. Gold production decreased 3% primarily due to lower ore grades milled, partially offset by higher mill throughput and a draw-down of in-circuit inventory compared to a build-up in the prior year. Costs applicable to sales per gold ounce increased 14% primarily due to lower gold ounces sold, an unfavorable strip ratio as a result of mine sequencing and higher power costs, partially offset by lower mining consumables spend. Depreciation and amortization per gold ounce was in line with the prior year. All-in sustaining costs per gold ounce increased 12% primarily due to higher costs applicable to sales per gold ounce, higher advanced project and exploration expenses and incremental COVID-19 costs, partially offset by lower sustaining capital costs.
Akyem, Ghana. Gold production increased 7% primarily due to higher ore grade milled, partially offset by lower mill throughput, lower recovery and a lower drawdown of in-circuit inventory. Costs applicable to sales per gold ounce increased 14%

primarily due to higher royalty payments, higher power costs and maintenance costs. Depreciation and amortization per gold ounce decreased 3% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher sustaining capital spend, higher costs applicable to sales per gold ounce and higher reclamation costs.
Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2021	2020	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	308	337	$768	$761	$435	$445	$945	$904
Total/Weighted-Average (3)	308	337	$768	$761	$435	$445	$945	$904

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
	2021	2020	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30,
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	895	992	$755	$764	$433	$431	$931	$936
Total/Weighted-Average (3)	895	992	$755	$764	$433	$431	$931	$936
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended September 30, 2021 compared to 2020
Nevada Gold Mines. Attributable gold production decreased 9% primarily due to 25% lower production at Carlin as a result of a mechanical failure in May 2021 which resulted in a partial shutdown of the Goldstrike mill, which was fully repaired by September. This was partially offset by 15% higher production at Cortez as a result of higher ore grades processed and higher leach recoveries and 7% higher production at Turquoise Ridge as a result of higher throughput.
Costs applicable to sales per gold ounce increased 1% primarily due to 4% higher costs applicable to sales due to lower gold ounces sold, partially offset by lower mill throughput at Carlin and 5% higher costs applicable to sales at Turquoise Ridge due to a reduction of stockpile inventory. This was partially offset by 15% lower costs applicable to sales at Phoenix due to higher by-product credits from higher copper prices and 22% lower costs applicable to sales at Long Canyon due to a favorable strip ratio.
Depreciation and amortization per gold ounce decreased 2% primarily due to 7% lower amortization at Carlin driven by higher stockpile balances processed and lower amortization rates partially offset by lower ounces sold, 11% and 8% lower depreciation and amortization per ounce at Cortez and Phoenix, respectively, driven by higher gold ounces sold, and 17% lower depreciation and amortization per ounce at Long Canyon as a result of lower ounces mined. This was partially offset by 6% higher depreciation and amortization per ounce at Turquoise Ridge driven by a reduction in stockpile inventories.
All-in sustaining costs per gold ounce increased 5% primarily due higher costs applicable to sales at Carlin and Turquoise Ridge and higher sustaining capital spend at Carlin, Turquoise Ridge and Phoenix, partially offset by lower costs applicable to sales at Phoenix and Long Canyon.
Nine Months Ended September 30, 2021 compared to 2020
Nevada Gold Mines. Attributable gold production decreased 10% primarily due to 18% lower production at Carlin as a result of lower availability of the Goldstrike mill and ore blending, 9% lower production at Cortez as a result of lower underground grades mined, lower mill throughput and the timing of leach recoveries and 16% lower production at Phoenix as a result of lower mill grades processed and lower mill throughput. This was partially offset by 17% higher production at Long Canyon as a result of higher leach tons and higher grade processed and 6% higher production at Turquoise Ridge as a result of higher underground tons and higher grades mined.
Costs applicable to sales per gold ounce decreased 1% primarily due to 36% lower costs applicable to sales at Phoenix as a result of higher by-product credits from higher copper prices and 50% lower costs applicable to sales at Long Canyon as a result of higher gold ounces sold and a favorable strip ratio. This was partially offset by 4% and 10% higher costs applicable to sales at Carlin and Cortez, respectively, primarily driven by lower gold ounces sold, partially offset by lower mill throughput at Carlin.

In 2021, the Nevada state legislature passed Assembly Bill 495 (the “Bill”) to enact a new tax on mining companies engaged in the business of extracting gold and silver in the state of Nevada. The Bill imposes a new excise tax on business entities with annual gross revenues over $20, with tax rates ranging from 0.75% to 1.1%. The excise tax is included in Cost applicable to sales.
Depreciation and amortization per gold ounce was in line with the prior year.
All-in sustaining costs per gold ounce decreased 1% primarily due to lower costs applicable to sales at Phoenix and Long Canyon, partially offset by higher costs applicable to sales at Carlin and Cortez.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol, the Surinamese dollar and the Ghanaian Cedi. Approximately 50% and 51% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three and nine months ended September 30, 2021, respectively, as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Australian Dollar	17%	18%
Canadian Dollar	13%	13%
Mexican Peso	12%	13%
Argentine Peso	4%	3%
Peruvian Sol	3%	3%
Surinamese Dollar	1%	1%
Ghanaian Cedi	—%	—%
Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $5 during the three months ended September 30, 2021, compared to the same period in 2020, primarily in Argentina and Suriname. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales by $9 per ounce during the nine months ended September 30, 2021 compared to the same period in 2020, primarily in Australia and Canada.
Our Cerro Negro mine, located in Argentina, is a U.S. dollar functional currency entity. Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert U.S. dollar proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to pay principal portions of intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the United States. Currently, these currency controls are not expected to have a material impact on our financial statements.

Our Merian mine, located in the country of Suriname, is a U.S. dollar functional currency entity. Suriname has experienced significant swings in inflation rates for the last three years. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. The Central Bank of Suriname recently adopted a controlled floating rate system and concurrently the Surinamese dollar devalued significantly. The majority of Merian’s activity has historically been denominated in U.S. dollars resulting in an immaterial impact on our financial statements. Therefore, future devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
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

The COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. Depending on the duration and extent of the impact of the COVID-19 pandemic, sites could be placed into care and maintenance; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of September 30, 2021, we believe our available liquidity allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
At September 30, 2021, the Company had $4,636 in Cash and cash equivalents, of which $1,468 was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. Cash and cash equivalents denominated in Argentine Peso are subject to regulatory restrictions. See Foreign Currency Exchange Rates above for further information. At September 30, 2021, $406 of the consolidated cash and cash equivalents was attributable to noncontrolling interests primarily related to our Peru and Suriname operations, which is being held locally to fund those operations. At September 30, 2021, $1,241 in consolidated cash and cash equivalents ($845 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends and meet other liquidity requirements for the foreseeable future. At September 30, 2021, our borrowing capacity on our revolving credit facility was $3,000 and we had no borrowings outstanding under the revolving credit facility. We continue to remain compliant with covenants and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.
Our financial position was as follows:

	At September 30, 2021	At December 31, 2020
Debt	$5,482	$6,031
Lease and other financing obligations	656	671
Less: Cash and cash equivalents	(4,636)	(5,540)
Net debt	$1,502	$1,162
Borrowing capacity on revolving credit facility	$3,000	$2,928
Total liquidity (1)	$7,636	$8,468
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $2,967 during the nine months ended September 30, 2021, a decrease in cash provided of $237 from the nine months ended September 30, 2020, primarily due to higher tax payments and an increase in prepaid assets, partially offset by higher average realized metal prices.
Net cash provided by (used in) investing activities of continuing operations was $(1,517) during the nine months ended September 30, 2021, a decrease in cash provided of $2,094 from the nine months ended September 30, 2020, primarily due to proceeds from the sales of Kalgoorlie, Red Lake and Continental Gold in 2020, the acquisition of GT Gold in 2021, and higher capital expenditures in 2021.
Net cash provided by (used in) investing activities of discontinued operations was $— during the nine months ended September 30, 2021, a decrease in cash used of $75 from the nine months ended September 30, 2020, due to the payment for the option to acquire mining and mineral rights subject to the Holt royalty obligation as part of the Kirkland Agreement in 2020.
Net cash provided by (used in) financing activities was $(2,363) during the nine months ended September 30, 2021, an increase in cash used of $1,244 from the nine months ended September 30, 2020, primarily due to an increase in dividends paid to stockholders and higher net repayments of debt in 2021, partially offset by lower repurchases of common stock in 2021.
Capital Resources
In October 2021, the Board declared a dividend of $0.55 per share on third quarter 2021 earnings, determined under the dividend framework established and approved by the Board in 2020 to share incremental free cash flow with shareholders at higher gold prices. The framework returns 40 to 60 percent of incremental attributable free cash flow to shareholders that is generated above a $1,200 per ounce gold price. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors.

The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects, COVID-19 impacts and other factors deemed relevant by the Board.
In January 2021, the Company announced that the Board of Directors authorized a new stock repurchase program for up to $1 billion of common stock to be repurchased in the next 18 months. Through September 30, 2021, we have executed and settled trades totaling $248 of common stock repurchases under the plan.
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
For the nine months ended September 30, 2021 and 2020, we had Additions to property, plant and mine development as follows:

	2021			2020
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$25	$223	$248	$41	$156	$197
South America	108	82	190	62	65	127
Australia	166	188	354	81	139	220
Africa	91	87	178	37	73	110
Nevada	48	128	176	59	124	183
Corporate and other	3	16	19	3	31	34
Accrual basis	$441	$724	$1,165	$283	$588	$871
Decrease (increase) in non-cash adjustments			47			33
Cash basis			$1,212			$904
    For the nine months ended September 30, 2021, development projects primarily included Pamour in North America; Yanacocha Sulfides, Quecher Main and Cerro Negro expansion projects in South America; Tanami Expansion 2 and Power Generation Civil Upgrade in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex and Turquoise Ridge 3rd shaft in Nevada. For the nine months ended September 30, 2020, development projects primarily included Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez in Nevada.
For the nine months ended September 30, 2021 and 2020, sustaining capital included the following:
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
•Africa. Capital expenditures primarily related to underground mine development, capitalized component purchases, water treatment plant construction and tailings facility expansion; and
•Nevada. Capital expenditures primarily related to surface and underground mine development, tailings facility construction and equipment and capitalized component purchases.
Refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2 Non-GAAP Financial Measures All-In Sustaining Costs for further information.

Debt
Debt and Corporate Revolving Credit Facilities. There were no material changes to our debt and corporate revolving credit facilities since December 31, 2020, except as noted in Note 17 of the Condensed Consolidated Financial Statements.
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
At September 30, 2021, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the “Obligor Group”). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $526 and $837 at September 30, 2021 and December 31, 2020, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.

Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM and 51.35% interest in Yanacocha. For further information regarding these and our other operations, refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at September 30, 2021 and December 31, 2020.

	Obligor Group		Newmont USA
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Current intercompany assets	$12,613	$11,641	$5,174	$4,882
Non-current intercompany assets	$2,207	$2,120	$364	$282
Current intercompany liabilities	$11,210	$8,840	$1,904	$1,934
Current external debt	$492	$473	$—	$—
Non-current external debt	$4,892	$5,382	$—	$—
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
At September 30, 2021, Newmont USA had approximately $5,384 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at September 30, 2021, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At September 30, 2021, (i) Newmont’s total consolidated indebtedness was approximately $6,138, none of which was secured (other than $656 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $5,848 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 17 of the Condensed Consolidated Financial Statements.
Contractual Obligations
As of September 30, 2021, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2020. Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2020 for information regarding our contractual obligations.
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
In early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards and stipulated that these revised criteria would become enforceable from December 2023. Since announcement of the revised regulations, the Company has been conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. These ongoing studies were progressed in the third quarter of 2021 as the study team continued to evaluate and revise assumptions and estimated costs of potential changes to the reclamation plan. The potential changes are currently undergoing review and remain subject to revision. However, based on the work progressed in the third quarter and the resulting preliminary findings, the Company currently expects to make revisions to the reclamation plan that, should these findings be confirmed, would result in material increases to the cost of water treatment plant construction and water treatment operating costs associated with the closure plan, which could result in a material increase in the reclamation obligation at Yanacocha. Refer to Note 21 of the Condensed Consolidated Financial Statements for further information.
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
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For additional information on the Company’s reclamation and remediation liabilities, refer to Notes 5 and 21 of the Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Newmont stockholders	$3	$839	$1,212	$2,005
Net income (loss) attributable to noncontrolling interests	(246)	17	(215)	22
Net (income) loss from discontinued operations	(11)	(228)	(42)	(145)
Equity loss (income) of affiliates	(39)	(53)	(138)	(119)
Income and mining tax expense (benefit)	222	305	798	446
Depreciation and amortization	570	592	1,684	1,685
Interest expense, net of capitalized interest	66	75	208	235
EBITDA	$565	$1,547	$3,507	$4,129
Adjustments:
Loss on assets held for sale (1)	$571	$—	$571	$—
Change in fair value of investments (2)	96	(57)	180	(191)
Reclamation and remediation charges (3)	79	—	109	—
(Gain) loss on asset and investment sales (4)	(3)	(1)	(46)	(593)
Impairment of long-lived and other assets (5)	6	24	18	29
Settlement costs (6)	—	26	11	34
Restructuring and severance (7)	—	9	10	12
COVID-19 specific costs (8)	1	32	3	67
Impairment of investments (9)	1	—	1	93
Pension settlements (10)	—	83	—	85
Loss on debt extinguishment (11)	—	—	—	77
Goldcorp transaction and integration costs (12)	—	—	—	23
Adjusted EBITDA (13)	$1,316	$1,663	$4,364	$3,765
____________________________
(1)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during the third quarter of 2021. The assets were remeasured to fair value less costs to sell. Refer to Note 7 of the Condensed Consolidated Financial Statements for further information.
(2)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities. For further information regarding our investments, refer to Note 14 of the Condensed Consolidated Financial Statements.
(3)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 of the Condensed Consolidated Financial Statement for further information.
(4)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents a gain on the sale of TMAC in 2021 and gains on the sale of Kalgoorlie and Continental in 2020. For further information, refer to Note 9 of the Condensed Consolidated Financial Statements.
(5)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplied inventories.
(6)Settlement costs, included in Other expense, net, are primarily comprised of a voluntary contribution made to the Republic of Suriname and other certain costs associated with legal and other settlements for 2021 and costs related to the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru, mineral interest settlements at Ahafo and Akyem in Africa and other related costs for 2020.
(7)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.

(8)COVID-19 specific costs, included in Other expense, net, primarily include amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. For the three and nine months ended September 30, 2021, Adjusted EBITDA has not been adjusted for $23 and $63 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 8 of the Condensed Consolidated Financial Statements for further information.
(9)Impairment of investments, included in Other income (loss), net, primarily represents the other-than-temporary impairment of the TMAC investment recorded in 2020.
(10)Pension settlements, included in Other income (loss), net, represent pension settlement charges in 2020.
(11)Loss on debt extinguishment, included in Other income (loss), net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during 2020.
(12)Goldcorp transaction and integration costs, included in Other expense, net, primarily represent subsequent integration costs incurred during 2020 related to the Newmont Goldcorp transaction.
(13)Adjusted EBITDA has not been adjusted for cash care and maintenance costs, included in Care and maintenance, which represent costs incurred associated with certain mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic. Cash care and maintenance costs were $6 and $8 during the three and nine months ended September 30, 2021, respectively, relating to our Tanami mine site. Cash care and maintenance costs were $26 and $171 during the three and nine months ended September 30, 2020, respectively, relating to our Musselwhite, Éléonore, Peñasquito, Yanacocha, and Cerro Negro mine sites.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity income (loss) of affiliates	$39	$53	$138	$119
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	4	(1)	(1)	16
Equity income (loss) of affiliates, Pueblo Viejo (1)	43	52	137	135
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	37	45	117	111
Depreciation and amortization	28	18	82	52
Pueblo Viejo EBITDA	$108	$115	$336	$298
____________________________
(1)Refer to Note 12 of the Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$3	$—	$—	$1,212	$1.52	$1.51
Net loss (income) attributable to Newmont stockholders from discontinued operations	(11)	(0.01)	(0.01)	(42)	(0.05)	(0.05)
Net income (loss) attributable to Newmont stockholders from continuing operations	(8)	(0.01)	(0.01)	1,170	1.47	1.46
Loss on assets held for sale, net (2)	372	0.47	0.46	372	0.47	0.46
Change in fair value of investments (3)	96	0.12	0.12	180	0.23	0.23
Reclamation and remediation charges (4)	79	0.10	0.10	109	0.14	0.14
(Gain) loss on asset and investment sales (5)	(3)	—	—	(46)	(0.05)	(0.05)
Impairment of long-lived and other assets (6)	6	0.01	0.01	18	0.02	0.02
Settlement costs (7)	—	—	—	11	0.01	0.01
Restructuring and severance, net (8)	—	—	—	9	0.01	0.01
COVID-19 specific costs (9)	1	—	—	3	—	—
Impairment of investments	1	—	—	1	—	—
Tax effect of adjustments (10)	(167)	(0.22)	(0.21)	(197)	(0.27)	(0.25)
Valuation allowance and other tax adjustments, net (11)	106	0.13	0.13	117	0.15	0.15
Adjusted net income (loss) (12)	$483	$0.60	$0.60	$1,747	$2.18	$2.18

Weighted average common shares (millions): (13)		799	800		800	802
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Loss on assets held for sale, net, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during the third quarter of 2021. The assets were remeasured to fair value less costs to sell. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(199) and $(199), respectively. Refer to Note 7 of the Condensed Consolidated Financial Statements for further information.
(3)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For further information regarding our investments, refer to Note 14 of the Condensed Consolidated Financial Statements.
(4)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 of the Condensed Consolidated Financial Statement for further information.
(5)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents a gain on the sale of TMAC. For further information, refer to Note 9 of the Condensed Consolidated Financial Statements.
(6)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(7)Settlement costs, included in Other expense, net, primarily are comprised of a voluntary contribution made to the Republic of Suriname.
(8)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company. Amounts are presented net of income (loss) attributable to noncontrolling interests of $— and $(1), respectively.
(9)COVID-19 specific costs included in Other expense, net, primarily include amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $23 and $63, respectively, of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 8 of the Condensed Consolidated Financial Statements for further information.
(10)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and nine months ended September 30, 2021 is due to increases or (decreases) to net operating losses, tax credit carryovers and other deferred tax assets subject to valuation allowance of $185 and $215 respectively, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(11) and $(28) respectively, changes to the reserve for uncertain tax positions of $(1) and $21 respectively, and other tax adjustments of $2 and $(17), respectively. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(69) and $(74), respectively.
(12)Adjusted net income (loss) has not been adjusted for cash care and maintenance costs, included in Care and maintenance, which represent costs incurred associated with our Tanami mine site being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the three and nine months ended September 30, 2021. Cash care and maintenance costs were $6 and $8 during the three and nine months ended September 30, 2021, respectively.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with U.S. GAAP. For the three months ended September 30, 2021, potentially dilutive shares of 1 million were excluded from the computation of diluted loss per common share attributable to

Newmont stockholders in the Condensed Consolidated Statement of Operations as they were antidilutive. These shares were included in the computation of adjusted net income per diluted share for the three months ended September 30, 2021.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$839	$1.04	$1.04	$2,005	$2.49	$2.49
Net loss (income) attributable to Newmont stockholders from discontinued operations	(228)	(0.28)	(0.28)	(145)	(0.18)	(0.18)
Net income (loss) attributable to Newmont stockholders from continuing operations	611	0.76	0.76	1,860	2.31	2.31
Gain (loss) on asset and investment sales (2)	(1)	—	—	(593)	(0.73)	(0.73)
Change in fair value of investments (3)	(57)	(0.07)	(0.07)	(191)	(0.24)	(0.24)
Impairment of investments (4)	—	—	—	93	0.11	0.11
Pension settlements (5)	83	0.10	0.10	85	0.10	0.10
Loss on debt extinguishment (6)	—	—	—	77	0.09	0.09
COVID-19 specific costs, net (7)	27	0.03	0.03	62	0.08	0.08
Settlement costs, net (8)	23	0.03	0.03	31	0.04	0.04
Impairment of long-lived and other assets (9)	24	0.03	0.03	29	0.04	0.04
Goldcorp transaction and integration costs (10)	—	—	—	23	0.03	0.03
Restructuring and severance, net (11)	9	0.01	0.01	11	0.01	0.01
Tax effect of adjustments (12)	(32)	(0.03)	(0.04)	93	0.11	0.11
Valuation allowance and other tax adjustments, net (13)	10	0.01	0.01	(296)	(0.35)	(0.36)
Adjusted net income (loss) (14)	$697	$0.87	$0.86	$1,284	$1.60	$1.59

Weighted average common shares (millions): (15)		803	806		804	806
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains on the sale of Kalgoorlie, Continental, and Red Lake. For further information, refer to Note 9 of the Condensed Consolidated Financial Statements.
(3)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable equity securities and our investment instruments. For further information regarding our investments, refer to Note 14 of the Condensed Consolidated Financial Statements.
(4)Impairment of investments, included in Other income (loss), net, represents the other-than-temporary impairment of the TMAC investment.
(5)Pension settlements, included in Other income (loss), net, represent pension settlement charges.
(6)Loss on debt extinguishment, included in Other income (loss), net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes.
(7)COVID-19 specific costs, net, included in Other expense, net, represent incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(5) and $(5), respectively.
(8)Settlement costs, net, included in Other expense, net, primarily represents costs related to the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru, mineral interest settlements at Ahafo and Akyem in Africa and other related costs. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(3) and $(3), respectively
(9)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of various assets no longer in use and materials and supplies inventories.
(10)Goldcorp transaction and integration costs, included in Other expense, net, primarily represent subsequent integration costs incurred during 2020 related to the Newmont Goldcorp transaction.
(11)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company. Amounts are presented net of income (loss) attributable to noncontrolling interests of $— and $(1), respectively.
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

(14)Adjusted net income (loss) has not been adjusted for $25 and $158 of cash and $9 and $83 of non-cash care and maintenance costs, included in Care and maintenance and Depreciation and amortization, respectively, which primarily represent costs associated with our Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the three and nine months ended September 30, 2020, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $1, $13, $— and $3, respectively.
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

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$2,980	$3,196
Less: Net cash used in (provided by) operating activities of discontinued operations	(13)	8
Net cash provided by (used in) operating activities of continuing operations	2,967	3,204
Less: Additions to property, plant and mine development	(1,212)	(904)
Free Cash Flow	$1,755	$2,300

Net cash provided by (used in) investing activities (1)	$(1,517)	$502
Net cash provided by (used in) financing activities	$(2,363)	$(1,119)
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs applicable to sales (1)(2)	$1,175	$1,130	$3,331	$3,210
Gold sold (thousand ounces)	1,416	1,495	4,277	4,210
Costs applicable to sales per ounce (3)	$830	$756	$779	$762
____________________________
(1)Includes by-product credits of $27 and $154 during the three and nine months ended September 30, 2021, respectively, and $34 and $78 during the three and nine months ended September 30, 2020, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs applicable to sales (1)(2)	$192	$139	$564	$449
Gold equivalent ounces - other metals (thousand ounces) (3)	301	248	930	780
Costs applicable to sales per ounce (4)	$638	$556	$606	$575
____________________________
(1)Includes by-product credits of $2 and $5 during the three and nine months ended September 30, 2021, respectively, and $1 and $2 during the three and nine months ended September 30, 2020, respectively.
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

Three Months Ended September 30, 2021	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(11)
Gold
CC&V	$47	$2	$2	$—	$—	$—	$19	$70	49	$1,421
Musselwhite	38	—	1	—	—	—	10	49	35	1,379
Porcupine	69	2	2	—	—	—	9	82	72	1,139
Éléonore	60	1	—	—	1	—	10	72	58	1,243
Peñasquito	94	1	—	—	1	9	16	121	170	706
Other North America	—	—	—	1	—	—	—	1	—	—
North America	308	6	5	1	2	9	64	395	384	1,026

Yanacocha	92	20	1	—	9	1	4	127	67	1,908
Merian	80	2	2	—	1	—	9	94	106	884
Cerro Negro	54	1	1	—	6	—	16	78	63	1,231
Other South America	—	—	—	3	—	—	—	3	—	—
South America	226	23	4	3	16	1	29	302	236	1,276

Boddington	151	2	2	—	—	4	13	172	167	1,030
Tanami	69	—	1	—	12	—	29	111	111	986
Other Australia	—	—	—	2	—	—	1	3	—	—
Australia	220	2	3	2	12	4	43	286	278	1,025

Ahafo	112	2	1	—	2	—	19	136	123	1,100
Akyem	77	6	1	—	—	—	15	99	92	1,104
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	189	8	2	2	2	—	34	237	215	1,114

Nevada Gold Mines	232	2	4	2	1	2	43	286	303	945
Nevada	232	2	4	2	1	2	43	286	303	945

Corporate and Other	—	—	31	43	—	—	6	80	—	—
Total Gold	$1,175	$41	$49	$53	$33	$16	$219	$1,586	1,416	$1,120

Gold equivalent ounces - other metals (12)
Peñasquito	$155	$2	$—	$—	$2	$27	$26	$212	261	$819
Other North America	—	—	—	1	1	—	—	2	—	—
North America	155	2	—	1	3	27	26	214	261	822

Boddington	37	—	—	—	—	2	1	40	40	1,013
Other Australia	—	—	—	—	—	—	1	1	—	—
Australia	37	—	—	—	—	2	2	41	40	1,025

Corporate and Other	—	—	4	7	—	—	1	12	—	—
Total Gold Equivalent Ounces	$192	$2	$4	$8	$3	$29	$29	$267	301	$887

Consolidated	$1,367	$43	$53	$61	$36	$45	$248	$1,853
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $29 and excludes co-product revenues of $379.
(3)Includes stockpile and leach pad inventory adjustments of $18 at Yanacocha.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $20 and $23, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $13 and $84, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $3 at CC&V, $1 at Éléonore, $2 at Peñasquito, $1 at Other North America, $4 at Yanacocha, $2 at Merian, $1 at Cerro Negro, $9 at Other South America, $6 at Tanami, $4 at Other

Australia, $5 at Ahafo, $2 at Akyem, $4 at NGM and $3 at Corporate and Other, totaling $47 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $6 at Tanami of cash care and maintenance costs associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended September 30, 2021 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $6 for North America, $11 for South America, $5 for Australia and $1 for Africa, totaling $23.
(8)Other expense, net is adjusted for impairment of long-lived and other assets of $6, and distributions from the Newmont Global Community Support Fund of $1.
(9)Includes sustaining capital expenditures of $76 for North America, $29 for South America, $42 for Australia, $33 for Africa, $43 for Nevada, and $7 for Corporate and Other, totaling $230 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $168. The following are major development projects: Pamour, Yanacocha Sulfides, Quecher Main, Cerro Negro expansion projects, Tanami Expansion 2, Power Generation Civil Upgrade, Subika Mining Method Change, Ahafo North, Goldrush Complex and Turquoise Ridge 3rd shaft.
(10)Includes finance lease payments for sustaining projects of $18.
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

Nine Months Ended September 30, 2021	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(11)
Gold
CC&V	$167	$5	$7	$—	$—	$—	$35	$214	168	$1,271
Musselwhite	114	1	5	—	1	—	28	149	109	1,366
Porcupine	196	4	11	—	—	—	31	242	212	1,144
Éléonore	178	2	2	—	4	—	47	233	186	1,253
Peñasquito	278	5	1	—	5	24	46	359	541	663
Other North America	—	—	—	3	1	—	—	4	—	—
North America	933	17	26	3	11	24	187	1,201	1,216	988

Yanacocha	174	56	3	—	25	1	12	271	196	1,385
Merian	244	4	5	—	4	—	29	286	322	886
Cerro Negro	163	4	2	—	16	—	41	226	189	1,198
Other South America	—	—	—	7	2	—	—	9	—	—
South America	581	64	10	7	47	1	82	792	707	1,119

Boddington	444	8	5	—	—	10	93	560	502	1,115
Tanami	204	1	3	—	15	—	84	307	342	897
Other Australia	—	—	—	7	1	—	4	12	—	—
Australia	648	9	8	7	16	10	181	879	844	1,040

Ahafo	296	6	4	—	5	—	55	366	331	1,105
Akyem	199	21	2	—	1	—	34	257	286	902
Other Africa	—	—	1	6	—	—	—	7	—	—
Africa	495	27	7	6	6	—	89	630	617	1,023

Nevada Gold Mines	674	7	10	7	3	2	128	831	893	931
Nevada	674	7	10	7	3	2	128	831	893	931

Corporate and Other	—	—	70	134	—	—	14	218	—	—
Total Gold	$3,331	$124	$131	$164	$83	$37	$681	$4,551	4,277	$1,064

Gold equivalent ounces - other metals (12)
Peñasquito	$462	$7	$1	$—	$8	$84	$74	$636	819	$778
Other North America	—	—	—	2	1	—	—	3	—	—
North America	462	7	1	2	9	84	74	639	819	781

Boddington	102	1	1	—	—	5	18	127	111	1,141
Other Australia	—	—	—	1	—	—	1	2	—	—
Australia	102	1	1	1	—	5	19	129	111	1,155

Corporate and Other	—	—	10	23	—	—	2	35	—	—
Total Gold Equivalent Ounces	$564	$8	$12	$26	$9	$89	$95	$803	930	$863

Consolidated	$3,895	$132	$143	$190	$92	$126	$776	$5,354
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $159 and excludes co-product revenues of $1,204.
(3)Includes stockpile and leach pad inventory adjustments of $9 at CC&V, $18 at Yanacocha and $10 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $60 and $72, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $39 and $121, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $6 at CC&V, $3 at Porcupine, $3 at Éléonore, $2 at Peñasquito, $3 at Other North America, $8 at Yanacocha, $3 at Merian, $2 at Cerro Negro, $24 at Other South America, $15 at Tanami, $10

at Other Australia, $10 at Ahafo, $4 at Akyem, $12 at NGM and $7 at Corporate and Other, totaling $112 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $8 at Tanami of cash care and maintenance costs associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended September 30, 2021 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $19 for North America, $34 for South America, $6 for Australia and $4 for Africa, totaling $63.
(8)Other expense, net is adjusted for impairment of long-lived and other assets of $18, settlement costs of $11, restructuring and severance costs of $10 and distributions from the Newmont Global Community Support Fund of $3.
(9)Includes sustaining capital expenditures of $223 for North America, $82 for South America, $188 for Australia, $87 for Africa, $128 for Nevada, and $16 for Corporate and Other, totaling $724 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $488. The following are major development projects: Pamour, Yanacocha Sulfides, Quecher Main, Cerro Negro expansion projects, Tanami Expansion 2, Power Generation Civil Upgrade, Subika Mining Method Change, Ahafo North, Goldrush Complex and Turquoise Ridge 3rd shaft.
(10)Includes finance lease payments for sustaining projects of $52.
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
(5)Advanced projects, research and development and Exploration excludes development expenditures of $4 at CC&V, $1 at Porcupine, $1 at Éléonore, $2 at Peñasquito, $1 at Other North America, $2 at Yanacocha, $6 at Merian, $19 at Other South America, $4 at Tanami, $11 at Other Australia, $12 at Ahafo, $4 at Akyem, $3 at Other Africa, $14 at NGM and $8 at Corporate and Other, totaling $92 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
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
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 of the Condensed Consolidated Financial Statements.

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
•expectations regarding the impacts of COVID-19, COVID variants and other health and safety conditions; and
•expectations as to whether and for how long certain sites will be placed into care and maintenance including as a result of COVID-19 occurrences and related restrictions.

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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2020 as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2021 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,790 and $1,500 per ounce, respectively, a short-term and long-term copper price of $4.25 and $3.00 per pound, respectively, a short-term and long-term silver price of $24.36 and $20.00 per ounce, respectively, a short-term and long-term lead price of $1.06 and $1.05 per pound, respectively, a short-term and long-term zinc price of $1.36 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.73 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.79 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.01 and $0.01, respectively.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of September 30, 2021.

	Provisionally Priced Sales Subject to Final Pricing	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (1) (per ounce/pound)
Gold (ounces/thousands)	218	$1,744	$25	$1,743
Copper (pounds/millions)	16	$4.09	$5	$4.10
Silver (ounces/millions)	5	$21.53	$8	$22.04
Lead (pounds/millions)	29	$0.95	$2	$0.96
Zinc (pounds/millions)	62	$1.35	$6	$1.37
____________________________
(1)The closing settlement price as of September 30, 2021 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 21 of the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
In addition to the other information set forth in this report and the risk factor noted below, you should carefully consider the factors discussed in Part I, Item IA., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

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
Construction activities on our Conga project were suspended in 2011, at the request of Peru’s central government following protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided recommendations to improve water management. Due to the uncertainty surrounding the project’s development timeline, we have allocated our exploration and development capital to other projects in our portfolio. As a result, the Conga project is currently in care and maintenance and we will continue to evaluate long-term options to progress development of the Conga project. Should the Company be unable to develop the Conga project or conclude that future development is not in the best interest of the business, a future impairment charge may result.
The prior Central Government of Peru supported responsible mining as a vehicle for the growth and future development of Peru in 2020. However, following the most recent presidential election, we are unable to predict whether the Central government will continue to take similar positions in the future. In a close and contested election, Pedro Castillo was declared the president-elect of Peru in July 2021, which resulted in a period of protests, unrest and uncertainty around the political and social environment in Peru and Cajamarca. Castillo’s election platform had been considered to be less supportive of mining in the past, and raised concerns with respect to foreign investment and mining. However, the new Central Government’s legislative priorities and agenda remain to be established. Most recently, in October 2021, Castillo replaced members of his cabinet amid concerns of political instability, including the appointment of a new Prime Minister and ministers of mining, work, and interior. Additionally, previous regional governments of Cajamarca and other political parties actively opposed certain mining projects in the past, including by protests, community demands and road blockages, which may occur again in the future. We are unable to predict the positions that will be taken by the Central or regional government and neighboring communities in the future and whether such positions or changes in law will affect current operations and new projects at Yanacocha or Conga. Risks related to mining and foreign investment under the new administration include, without limitation, risks to mining concessions, land tenure and permitting, increased taxes and royalties, nationalization of mining assets and increased labor regulations, environmental and other regulatory requirements. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate at Yanacocha could have an adverse impact on our growth and production in the region.
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
These ongoing studies, which will extend beyond the current year, were progressed in the third quarter of 2021 as the study team continued to evaluate and revise assumptions and estimated costs of potential changes to the reclamation plan. The potential changes are currently undergoing review and remain subject to revision, therefore, the Company is unable to reasonably estimate a change to the reclamation obligation as of September 30, 2021. However, based on the work progressed in the third quarter and the resulting preliminary findings, the Company currently expects to make revisions to the reclamation plan that, should these findings be confirmed, would result in material increases to the cost of water treatment plant construction, water treatment operating costs and other costs associated with the closure plan.
In conjunction with the Company’s annual update process for all asset retirement obligations, the Company currently expects to record an adjustment to the Yanacocha reclamation liability in the fourth quarter of 2021 based on the planned progress of the closure studies. As related activities are progressed, it is expected that the preliminary findings, if confirmed, could result in a material increase in the reclamation obligation at Yanacocha of up to approximately $1.6 billion, primarily related to the upfront construction of water treatment plants and the related annual operating costs assumed over the extended closure period, with a corresponding non-cash charge to reclamation expense related to operations no longer in production. Work to refine the associated cost estimates and additional study work remain to be completed. Further, the ongoing Yanacocha closure studies are expected to continue beyond 2021. As a result, future material increases or decreases to the asset retirement obligation could occur as additional analyses are completed and further refinements to water quality and volume modeling are completed. Additionally, revisions to the Yanacocha reclamation plan may change in connection with the Company’s ultimate submission and review of the plan with Peruvian regulators.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
July 1, 2021 through July 31, 2021	712,151	$60.72	683,713	$824,304,908
August 1, 2021 through August 31, 2021	7,127	$54.95	—	$824,304,908
September 1, 2021 through September 30, 2021	1,331,801	$54.56	1,330,900	$751,694,456
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 28,438 shares, 7,127 shares and 901 shares for the fiscal months of July, August and September 2021, respectively.
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
The health and safety of our people and our host communities is paramount. This is why Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and proactively took conservative steps to prevent further transmission of the Coronavirus. Refer to the “Third Quarter 2021 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” for further information about the impacts of the COVID-19 pandemic on the Company.
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
ITEM 5.       OTHER INFORMATION.
None.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1		2021 Restricted Stock Unit Agreement for supplemental restricted stock unit award to Blake Rhodes, dated November 1, 2021, filed herewith.

22	-	Guarantor Subsidiary of Newmont Corporation, filed with the Securities and Exchange Commission on July 22, 2021.

31.1	-
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

NEWMONT CORPORATION
(Registrant)

Date: October 28, 2021	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2021	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)