Form 10-K
period 2021-12-31
NEWMONT Corp /DE/
filed 2022-02-24
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
At June 30, 2021, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $50,629,300,966 based on the closing sale price as reported on the New York Stock Exchange. There were 792,502,327 shares of common stock outstanding on February 17, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive Proxy Statement for the Registrant’s 2022 Annual Stockholders Meeting will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report.

NEWMONT CORPORATION
2021 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Year Ended December 31,
	2021	2020	2019
Financial Results:
Sales	$12,222	$11,497	$9,740
Gold	$10,543	$10,350	$9,049
Copper	$295	$155	$210
Silver	$651	$510	$253
Lead	$172	$134	$85
Zinc	$561	$348	$143
Costs applicable to sales (1)	$5,435	$5,014	$5,195
Gold	$4,628	$4,408	$4,663
Copper	$143	$107	$145
Silver	$332	$201	$181
Lead	$76	$77	$77
Zinc	$256	$221	$129
Net income (loss) from continuing operations	$176	$2,628	$2,956
Net income (loss)	$233	$2,791	$2,884
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,109	$2,666	$2,877
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$1.39	$3.31	$3.91
Net income (loss) attributable to Newmont stockholders	$1.46	$3.51	$3.81
Adjusted net income (loss) (2)	$2,371	$2,140	$970
Adjusted net income (loss) per share, diluted (2)	$2.96	$2.66	$1.32
Earnings before interest, taxes and depreciation and amortization (2)	$3,705	$5,751	$5,954
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$5,963	$5,537	$3,734
Net cash provided by (used in) operating activities of continuing operations	$4,266	$4,890	$2,876
Free Cash Flow (2)	$2,613	$3,588	$1,413
Regular cash dividends paid per common share	$2.20	$1.04	$0.56
Regular cash dividends declared per common share	$2.20	$1.45	$0.56
Special dividend declared per common share related to the 2019 Newmont Goldcorp transaction	$—	$—	$0.88
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.

NEWMONT CORPORATION
2021 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Year Ended December 31,
	2021	2020	2019
Operating Results:
Consolidated gold ounces (thousands):
Produced	5,884	5,824	6,392
Sold	5,897	5,831	6,465
Attributable gold ounces (thousands):
Produced (1)	5,971	5,905	6,291
Sold (2)	5,660	5,550	6,076
Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	1,252	1,021	624
Sold	1,258	1,062	621
Consolidated and attributable - other metals:
Produced copper (million pounds)	71	56	79
Sold copper (million pounds)	69	56	80
Produced silver (thousand ounces)	31,375	27,801	15,860
Sold silver (thousand ounces)	32,237	28,596	15,987
Produced lead (million pounds)	177	179	108
Sold lead (million pounds)	173	185	108
Produced zinc (million pounds)	435	381	187
Sold zinc (million pounds)	433	407	179
Average realized price:
Gold (per ounce)	$1,788	$1,775	$1,399
Copper (per pound)	$4.29	$2.78	$2.63
Silver (per ounce)	$20.19	$17.86	$15.79
Lead (per pound)	$1.00	$0.72	$0.79
Zinc (per pound)	$1.30	$0.86	$0.80
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$785	$756	$721
Gold equivalent ounces - other metals (per ounce) (3)	$640	$571	$858
All-in sustaining costs: (5)
Gold (per ounce)	$1,062	$1,045	$966
Gold equivalent ounces - other metals (per ounce) (3)	$900	$858	$1,222
____________________________
(1)Attributable gold ounces produced includes 325, 362 and 287 ounces for the years ended December 31, 2021, 2020 and 2019, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(3)For the definition of gold equivalent ounces see “Results of Consolidated Operations" within Part II, Item 7, Management's Discussion and Analysis.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.

Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $1,109 or $1.39 per diluted share, a decrease of $1,557 from the prior year primarily due to higher Reclamation and remediation expense mainly related to non-operating Yanacocha sites, the Loss on assets held for sale in connection with the Conga mill assets, lower Gain on asset and investment sales, and higher income tax expense, partially offset by higher average realized metal prices and higher sales volumes as well as lower Care and maintenance due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020.
•Adjusted net income: Delivered Adjusted net income of $2,371 or $2.96 per diluted share, an increase of $0.30 from the prior year (see “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $5,963 in Adjusted EBITDA, an increase of 8% from the prior year (see “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $4,266 for the year ended December 31, 2021, a decrease of 13% from the prior year, and free cash flow of $2,613 (see “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis).
•Environmental, Social and Governance ("ESG"): Issued a sustainability-linked bond, representing a further step in aligning Newmont’s financing strategy with certain key ESG commitments; Validated and approved climate targets set by the Science-Based Targets Initiative ("SBTi"), published inaugural Climate Report and advanced target pathway; Announced strategic alliance with Caterpillar Inc. to develop and deliver electric autonomous mining systems to reduce emissions supporting Newmont’s climate change targets and ambition; Recognized as a co-leader of the Mining and Metals sector by S&P Global; Continued to support host communities, governments and employees combat the COVID-19 pandemic through robust health and safety protocols, vaccine support and mandates, along with in-kind support and financial aid from the Company’s Global Community Support Fund.
•Portfolio improvements: Acquired the remaining 85.1% ownership of GT Gold Corporation; approved full funding of the Ahafo North project in July 2021. In February 2022, the Company acquired the 43.65% noncontrolling interest in Yanacocha held by Compañia de Minas Buenaventura S.A.A., increasing the Company’s ownership interest to 95%.
•Attributable gold production: Produced 6.0 million ounces of gold, an increase of 1% over the prior year.
•Financial strength: Ended the year with $5.0 billion of consolidated cash and approximately $8.0 billion of liquidity; increased total dividend declared for the period to $2.20 per share; completed $525 from the $1 billion buyback program.
Our global project pipeline
Newmont’s capital-efficient project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Additional projects represent incremental improvements to production and cost guidance.
Ahafo North, Africa. The Board of Directors approved full funding for the Ahafo North project in July 2021. This project expands our existing footprint in Ghana with four open pit mines and a stand-alone mill located approximately 30 kilometers from the Company’s Ahafo South operations and will deliver value through the open pit mining and processing of over three million ounces of gold over a 13-year mine life. The project is expected to add between 275,000 and 325,000 ounces per year for the first full five years of production. Capital costs for the project are estimated to be between $750 and $850 with an expected construction completion date in the late 2023 and commercial production in 2024. Development capital costs (excluding capitalized interest) since approval were $67, of which all related to 2021.
Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low cost producer with potential to extend mine life to 2040 through the addition of a 1,460 meter hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2024, and is expected to reduce operating costs by approximately 10 percent. Capital costs for the project are estimated to be between $850 and $950 with an expected commercial production date in 2024. Development capital costs (excluding capitalized interest) since approval were $284, of which $158 related to 2021.
We manage our wider project portfolio to maintain flexibility to address the development risks associated with our projects including permitting, local community and government support, engineering and procurement availability, technical issues, escalating costs and other associated risks that could adversely impact the timing and costs of certain opportunities.
COVID-19 Update
The outbreak of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020. COVID-19 poses public health risks and continues to impact the global economy, disrupt global supply chains and workforce participation. Our operations continue to be challenged by these impacts and a range of external factors related to the pandemic that are not within our control. Newmont continues to maintain wide-ranging protective measures for its workforce and neighboring communities, including screening, physical distancing, deep cleaning and avoiding exposure for at-risk individuals.
Refer to "Environmental, Social and Governance ("ESG")" within Part I, Item 1, Business and “Results of Consolidated Operations,” “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” within Part II, Item 7, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations. For a discussion of COVID-19 related risks to the business, see Part I, Item 1A, Risk Factors.

PART I
ITEM 1.       BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)
Introduction
Newmont Corporation is primarily a gold producer with significant operations and/or assets in the United States, Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. At December 31, 2021, Newmont had attributable proven and probable gold reserves of 92.8 million ounces, measured and indicated gold resources of 68.3 million ounces and an aggregate land position of approximately 24,300 square miles (62,800 square kilometers). Newmont is also engaged in the production of copper, silver, lead and zinc. Newmont Corporation was incorporated in 1921 and completed its 100th year in 2021. As the world’s leading gold company, Newmont remains committed to creating value and improving lives through sustainable and responsible mining.
Newmont’s corporate headquarters are in Denver, Colorado, USA. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Corporation together with our affiliates and subsidiaries, unless the context otherwise requires.
On April 18, 2019, we completed the acquisition of Goldcorp, Inc. (“Goldcorp”) (“the Newmont Goldcorp transaction”). Results of Goldcorp for the period April 18 to December 31, 2019 and the years ended December 31, 2020 and December 31, 2021 are included in this report. For further information, see Note 3 to the Consolidated Financial Statements.
On July 1, 2019, we completed the formation of Nevada Gold Mines (“NGM”), in which we hold a 38.5% interest. As part of the formation of NGM, we contributed Carlin, Phoenix, Twin Creeks and Long Canyon (“existing Nevada mining operations”) in exchange for our 38.5% interest. Historically, our Phoenix operations in the United States produced copper as a co-product up until the formation of NGM, effective July 1, 2019 (the “effective date”), at which point copper became a by-product. Results of our existing Nevada mining operations for the six months ended June 30, 2019 are included in this report. NGM is included for the period July 1 to December 31, 2019 and the years ended December 31, 2020 and December 31, 2021, which are presented at our 38.5% proportionate share, unless otherwise indicated. For further information, see Note 1 to the Consolidated Financial Statements.
Segment Information
Our operations are organized in five geographic regions: North America, South America, Australia, Africa and Nevada. Our North America segment consists primarily of Cripple Creek & Victor (“CC&V”) in the United States of America (“U.S.” or “USA”), Musselwhite, Porcupine and Éléonore in Canada and Peñasquito in Mexico. Our South America segment consists primarily of Yanacocha in Peru, Merian in Suriname, Cerro Negro in Argentina and our 40% equity interest in the Pueblo Viejo mine in the Dominican Republic. Our Australia segment consists primarily of Boddington and Tanami in Australia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. Our Nevada segment consists of our 38.5% interest in NGM.
For the year ended December 31, 2019, our Nevada segment included Carlin, Phoenix, Twin Creeks and Long Canyon in the USA, which were contributed to NGM on July 1, 2019. See Note 1 to the Consolidated Financial Statements for further information.
At December 31, 2019, our Red Lake mine in our North America segment and Kalgoorlie mine in our Australia segment were held for sale and subsequently were sold in the first quarter of 2020. See Note 10 to the Consolidated Financial Statements for further information on our asset sales.
See Item 1A, Risk Factors, below, and Note 4 to the Consolidated Financial Statements for further information relating to our reportable segments. Refer to Note 5 to the Consolidated Financial Statements for information relating to domestic and export sales and lack of dependence on a limited number of customers.
Products
References in this report to “attributable” means that portion of gold, copper, silver, lead or zinc produced, sold or included in proven and probable reserves and measured, indicated and inferred resources based on our proportionate ownership, unless otherwise noted.
Gold
General. We had consolidated gold production from continuing operations of 5.9 million ounces (5.6 million attributable gold ounces) in 2021, 5.8 million ounces (5.5 million attributable gold ounces) in 2020 and 6.4 million ounces (6.0 million attributable gold ounces) in 2019. Additionally, the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment, produced 0.3, 0.4, and 0.3 million attributable gold ounces for the years ended December 31, 2021, 2020 and 2019, respectively. Of our 2021 consolidated gold production, approximately 27% came from North America, 16% from South America, 20% from Australia, 15% from Africa and 22% from Nevada.
For 2021, 2020 and 2019, 86%, 90% and 93%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. A portion of gold sold from Peñasquito in North America, Boddington in Australia and NGM and Phoenix (until the formation of NGM) in Nevada is sold in a concentrate containing other metals such as copper, silver, lead and/or zinc.
Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.
Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2019 through 2021, mine production has averaged approximately 75% of the annual gold supply with the remainder primarily sourced from recycled gold.
Gold Price. The following table presents the annual high, low and average daily afternoon London Bullion Market Association (“LBMA”) Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2022 (through February 17, 2022)	$1,893	$1,788	$1,822
2021	$1,943	$1,684	$1,799
2020	$2,067	$1,474	$1,770
2019	$1,546	$1,270	$1,393
2018	$1,355	$1,178	$1,268
2017	$1,346	$1,151	$1,257
2016	$1,366	$1,077	$1,251
2015	$1,296	$1,049	$1,160
2014	$1,385	$1,142	$1,266
2013	$1,694	$1,192	$1,411
2012	$1,792	$1,540	$1,669
On February 17, 2022, the afternoon LBMA gold price was $1,893 per ounce.
See Note 2 to the Consolidated Financial Statements for information on how we recognize revenue for gold sales from doré production.
Other Co-product Metals
Generally, if a metal expected to be mined represents more than 10% to 20% of the life of mine sales value of all the metal expected to be mined, the metal is considered a co-product and recognized as Sales in the Consolidated Financial Statements.
In 2021 and 2020, copper production at Boddington and silver, lead and zinc production at Peñasquito are considered co-products. In 2019, copper production at Boddington and Phoenix (until the formation of NGM) were considered co-products. Copper, silver, lead and zinc sales are generally in the form of concentrate that is sold to smelters for further treatment and refining.
The following table details consolidated co-product production and the percentage of Sales that was attributable to copper, silver, lead and zinc for the years ended 2021, 2020, and 2019:

	2021		2020		2019
	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales
Copper (pounds / millions) (1)	71	2%	56	1%	79	2%
Silver (ounces / millions) (2)	31.4	5%	27.8	5%	15.9	3%
Lead (pounds / millions) (2)	177	2%	179	1%	108	1%
Zinc (pounds / millions) (2)	435	5%	381	3%	187	1%
____________________________
(1)All of our 2021 and 2020 copper co-product production came from Australia; In 2019, all of our copper co-product production came from Australia and Phoenix (until the formation of NGM).
(2)All of our 2021, 2020 and 2019 silver, lead and zinc co-product production came from North America.

By-product Metals
If a metal expected to be mined falls below the co-product sales value percentages, the metal is considered a by-product. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales in the Consolidated Financial Statements.
Aside from the co-product sales at Boddington and Peñasquito, copper and silver are produced as a by-product at all other Newmont sites.
Gold and Other Metals Processing Methods
Doré. Gold is extracted from naturally-oxidized ores by either milling or heap leaching, depending on the amount of gold contained in the ore, the amenability of the ore to treatment and related capital and operating costs. Higher grade oxide ores are generally processed through mills, where the ore is ground into a fine powder and mixed with water into a slurry, which then passes through a carbon-in-leach circuit to recover the gold. Lower grade oxide ores are generally processed using heap leaching. Heap leaching consists of stacking crushed or run-of-mine ore on impermeable, synthetically lined pads where a weak cyanide solution is applied to the surface of the heap to dissolve the gold contained within the ore. In both cases, the gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon or by zinc precipitation.
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
Concentrate. At Peñasquito, sulfide ore is delivered to a crushing and grinding plant which feeds a sulfide processing plant. The sulfide processing plant primarily comprises lead and zinc flotation stages. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrate. The lead concentrate is highly enriched in gold and silver, with a smaller fraction of the precious metal recovered in the zinc concentrate. The resulting concentrate is sold to smelters or traders for further processing.
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
Competition
The top 10 producers of gold comprise approximately twenty-five percent of total worldwide mined gold production. We currently rank as the top gold producer with approximately five percent of estimated total worldwide mined gold production. Our competitive position is based on the size and grade of our ore bodies anchored in favorable mining jurisdictions and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce, and to manage our costs.
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
Environmental, Social and Governance ("ESG")
ESG Overview. Focusing on leading environmental, social and governance practices has been a core part of Newmont’s business for more than 30 years. Widely recognized for our principled ESG practices, we have been consistently ranked as a leader in the mining and metal sector S&P Global, and we have been listed on the Dow Jones Sustainability World Index (“DJSI World”) since 2007.
ESG is a key part of how we make investment decisions and central to our culture and purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans.
ESG Stakeholder Engagement. We engage regularly with relevant stakeholders, who we consider to be any person or organization potentially impacted by our activities or influential to our success, which allows us to gain a greater understanding of their needs, interests and perspectives while, at the same time, encouraging shared decision making to promote mutually beneficial outcomes. These engagements also inform what information is most useful for stakeholders for the purposes of our non-financial reporting. Newmont also engages with a variety of organizations at a global, regional, national and local level to adhere to high standards of governance, social and environmental policies and performance. These memberships and voluntary commitments reflect our values, support our approach to working collaboratively on best practices across several key matters and allow external stakeholders to hold us accountable. Our participation in industry initiatives, wherein we often take a leadership role, allows us to inform and influence global standards and practices, as well as gain insight into emerging expectations and issues.
ESG Reporting. We believe that transparency and accountability are key attributes of governance. Since 2003, Newmont has been reporting on how we manage the sustainability issues of relevance to stakeholders around the globe. Our sustainability report provides an annual review of non-financial performance updates on governance, strategy and management approach, risk management, and performance in key areas that include health, safety and security, workforce, the environment, supply chain, social acceptance, business integrity and compliance, value sharing, equity, inclusion and diversity domains. Our sustainability report is compiled in accordance with the Global Reporting Initiative's ("GRI") Standards Core option, the GRI Mining and Metals Sector Supplement, and the Value Reporting Foundation's SASB Metals & Mining standards, is externally assured, and reflects Newmont’s commitment to transparency and reporting obligations as a founding member of the International Council on Mining and Metals and as an early adopter of the United Nations ("UN") Guiding Principles Reporting Framework.
Newmont’s sustainability reporting suite also includes our climate report, sustainability-linked bond framework, ESG data tables, conflict-free gold report, policy influence disclosures, political spending disclosures, economic impact reports, CDP (formerly, “Carbon Disclosure Project”) responses, and other reports and responses, which can be found on our website at www.newmont.com/sustainability. The information on our website, including, without limitation, in the annual sustainability report and climate report, should not be deemed incorporated by reference into this annual report or otherwise “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.
Environmental Practices
Climate Change. We accept the Intergovernmental Panel on Climate Change’s ("IPCC") assessment of climate science, and we acknowledge that human activities contribute to climate change and business has an important role in addressing this global challenge. It is our firm belief that climate change is one of the greatest global challenges of our time. For a discussion of climate-related risks, see Part I, Item 1A, Risk Factors.
Climate Targets and Initiatives to Achieve. As the world’s leading gold mining company, we believe that value-creation industries like mining have a responsibility to drive bold actions and innovation to transition us to a low-carbon economy. In an effort to play our part in addressing climate change, in 2020 we announced science-based, greenhouse gas reduction targets of more than 30% for Scope 1 and Scope 2 and 30% for Scope 3 by 2030, with an ultimate goal of achieving net zero carbon emissions by 2050. Our 2030 targets have been approved and validated by the Science-Based Targets Initiative (SBTi), which ensures that our targets support the Paris Agreement’s goal of limiting global warming to well below 2 degrees Celsius compared to pre-industrial levels.
Since announcing our climate change targets in 2020, we have taken steps to reduce our greenhouse gas emissions. In 2020, Newmont announced plans to significantly invest in climate change initiatives in support of our goal. As part of these initiatives, in November 2021, Newmont announced a strategic alliance with Caterpillar Inc. (“CAT”) with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. Newmont plans to provide a preliminary investment of $100 to CAT in connection with initial automation and electrification goals for surface and underground mining infrastructures and haulage fleets at Newmont’s Cripple Creek and Victor mine in Colorado and Tanami mine in Northern Territory, Australia. Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets.

We also see sustainable finance as a way to further demonstrate the seriousness that Newmont puts on achieving our climate commitments. In December 2021, Newmont became the first in the mining industry to issue a sustainability-linked bond, with the registered public offering of $1 billion aggregate principal amount of 2.600% Sustainability-Linked Senior Notes due 2032 (the "Notes"), with the coupon linked to Newmont’s performance against key ESG commitments regarding 2030 emissions reduction targets and the representation of women in senior leadership roles target. In connection with the issuance of the Notes, Newmont published a Sustainability-Linked Bond Framework and obtained a second party opinion on the framework from Institutional Shareholder Services group of companies ("ISS") ESG. This follows Newmont’s decision earlier in 2021 to amend its revolving credit facility to include an interest rate margin adjustment based on the Company’s ESG external ratings. The Notes and Revolver align Newmont’s business and financing with its commitments and values by creating a direct link between its sustainability performance and funding strategies.
In addition to our focus on reducing carbon emissions, we believe that access to clean, safe water is a human right, and reliable water supplies are vital for hygiene, sanitation, livelihoods and the health of the environment. Because water is also critical to our business, we recognize the need to use water efficiently, protect water resources, and collaborate with the stakeholders within the watersheds where we operate to effectively manage this shared resource. We operate in water-stressed areas with limited supply and increasing population and water demand. Increasing pressure on water use may occur due to increased populations in and around communities in proximity to our operations. We have set annual water efficiency targets through 2023 to reduce fresh water consumption in support of our goal to achieve water stewardship.
Our Environmental Impact. Our operations span four continents in a range of ecosystems that include tropical, desert and arctic climates. We understand the impact our activities can have on the environment and are committed to protect and prevent – or otherwise minimize, mitigate and remediate – those impacts in the areas where we operate.
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
Our Environmental Reclamation and Remediation Commitments. Each operating mine has a reclamation plan in place that meets, in all material respects, applicable legal and regulatory requirements. We are also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. The reclamation and remediation stage is a multifaceted process with complex risks. Successfully closing and reclaiming mines is crucial for gaining stakeholder trust and maintaining social acceptance. Notably, Newmont is committed to the implementation of the Global Industry Standard on Tailings Management (“GISTM”) and all tailing storage facilities are expected to be in conformance with the GISTM by 2025. Compliance with GISTM remains on-going and has and may continue to result in further increases to our estimated closure costs. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in connection with closure are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs. For a discussion of the most significant reclamation and remediation activities, see Note 6 and Note 26 to the Consolidated Financial Statements. For discussion of regulatory, tailings storage facilities, water, climate and other environmental risks, see Part I, Item 1A. Risk Factors, for additional information.
Social Practices
Newmont’s People. At Newmont, one of the strategic pillars is people, which forms the basis of our business planning and establishes objectives by which we measure our performance. The success of our business comes from the accomplishments and well-being of our employees and contractors. Our goal is to build a workplace culture that fosters leaders and allows every person to thrive, contribute, and grow.
Approximately 14,400 people were employed by Newmont and Newmont subsidiaries and approximately 16,600 people were working as contractors in support of Newmont’s operations at December 31, 2021. Additionally, at December 31, 2021, approximately 41% of our workforce were members of a union or participated in collective bargaining. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly and providing them with safe and healthy working conditions. For a discussion of related risks, see Part I, Item 1A, Risk Factors.
Inclusion and Diversity. The people who work on our behalf give us a competitive advantage. Through our global human capital strategy, we align our talent management efforts with the overall business strategy. The strategy’s focus areas include enhancing the employee experience and evolving for future workforce needs; building our bench strength and leadership capabilities; developing effective labor relations that align stakeholders with a shared future; and improving inclusion, including reaching gender parity. We believe that progressing an inclusive workplace culture is a critical part of tackling the challenge of attracting and retaining diverse employees.
In 2021, we were also active participants in the Paradigm for Parity framework, a coalition of business leaders committed to a workplace where women and men have equal power, status and opportunity in senior leadership by 2030, and we are committed to advancing the UN Sustainable Development Goal to achieve gender equality. In our annual sustainability report, Newmont voluntarily reports workforce and labor information in accordance with GRI Standards, including data on workforce demographics, compensation and equal remuneration, gender diversity, union representation, labor relations, employee turnover, hiring representation, and training and development. Newmont also reports employment data in U.S. Equal Employment Opportunity Commission EEO-1 reports which can be found on our website. The information in our sustainability report and on our website is not incorporated by reference in this annual report.
As discussed above, Newmont issued a sustainability-linked bond, which includes a key performance indicator ("KPI") focused on the percentage of women in senior leadership roles. Newmont commits to increase women in senior leadership roles to 50% by 2030 in line with Paradigm for Parity objectives. Women currently hold 25% of the senior leadership roles.1
ESG Performance-based Compensation. The importance of ESG performance is emphasized with our workforce through our training and development programs and our compensation design. Employees eligible for our short-term incentive plan are held accountable for the Company’s health, safety and sustainability performance through Newmont’s performance-based compensation structure. ESG will comprise 30% of the Company’s Short-term Incentive Plan payout for 2021, with 20% allocated to health & safety metrics and 10% to sustainability performance based upon key public indices. In 2021, Newmont generated strong results in our health and safety and our sustainability measures with all sites and regions having performed above target for their critical control verifications to support fatality risk management, and significant progress on fatigue and wellbeing risk reduction plans, and increased recognition by external rating agencies. Additional information regarding the Company’s compensation programs and performance will be provided in the 2021 Proxy Statement.
Health and Safety. We believe that our operations are in compliance with applicable laws and regulations in all material respects. We continue to sustain robust controls at our operations and offices around the globe, including heightened levels of health screening and testing, in connection with COVID-19, as further discussed below, to protect both our workforce and the local communities in which we operate. In addition, the Company has an established Health & Safety Management System and Health, Safety and Security Standards that in most cases exceed regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.
The safety of our people and the communities in which we operate is a core value; with the right to life and right to safe working conditions among our most salient human rights and key priorities. We strongly believe it is possible to effectively manage these risks, ensuring that everyone returns home safely at the end of the day. To drive a fatality, injury and illness free culture, Newmont has centered its health, safety and security activities on four key focus areas: leadership; fatality prevention; occupational health and wellness; and security threat management.
In 2021, we continued to transform our fatality risk management program resulting in over 500,000 in-field critical control verifications being undertaken, and a large proportion via our new mobile application. These verifications were undertaken by various levels of leadership who increased their visible field presence. We continued to focus on Vehicles and Driving fatality risk exposure with the implementation of minimum specifications for vehicles including buses and introduced vehicle monitoring systems (in-vehicle safety system – IVSS). Similarly, the focus on eliminating "live work" has resulted in innovative redesigning of tasks to eliminate our team's exposure to this critical risk, as well as partnering with industry peers to rapidly replicate and pilot new technology. Over 100 solutions to eliminate live work were implemented globally in 2021.
Commitments to Communities. Newmont aims to better understand both the positive and negative impacts that our activities have on host communities, and to engage impacted communities and groups to mitigate or optimize these impacts in a manner that is culturally appropriate and with the consent of those impacted. We strive to build meaningful relationships with stakeholders and recognize the need to understand, minimize and mitigate our impacts and to build long-term, positive partnerships. We also recognize our responsibility to respect and promote human rights. At our sites on or adjacent to Indigenous Peoples’ territories, we respect and acknowledge the individual and collective rights and interests of Indigenous Peoples in line with the International Labour Organization ("ILO") Convention 169 and the UN Declaration on the Rights of Indigenous Peoples.
Governance Practices
Board of Directors Oversight. Newmont believes that strong corporate governance, with management accountability and active oversight from an experienced Board of Directors, is essential for mitigating risk, serving in the best interests of all stakeholders and creating long-term value. The highest level of oversight at Newmont resides with Newmont’s Board of Directors (the “Board”). The Board plays a critical role, overseeing the Company’s business strategy and the overall goal of delivering long-term value creation for shareholders and other stakeholders. The members of Newmont’s Board bring a broad range of backgrounds, experiences and talents, along with ethnic, racial and gender diversity, to our governance process. As of December 31, 2021, the Board was comprised of 13 directors (12 independent non-executive directors and one executive director) with 75 percent of independent directors being either gender, ethnically or racially diverse.
Four core Board committees, Audit, Corporate Governance and Nominating, Leadership Development and Compensation, and Safety and Sustainability, provide oversight and guidance in key areas. Each committee assists the Board in carrying out responsibilities such as assessing major risks, ensuring high standards of ethical business conduct, succession planning and talent management, and
1 Calculated as women in senior leadership roles as a percentage of total senior leadership. Senior leadership represented as Senior Director level or above (or equivalent if grading or title system changes).

approving and providing oversight of the sustainability strategy, which includes commitments to adoption of best practices in promotion of a healthy and safe work environment, and environmentally sound and socially responsible mining and resource development. All members of these four core Committees are independent, as defined in the listing standards of the New York Stock Exchange and Newmont’s Corporate Governance Guidelines. More information on Newmont’s Board, governance practices and risk oversight can be found in our annual Proxy Statement.
Code of Conduct. Our global Code of Conduct (the “Code”), which was adopted and approved by Newmont’s Board, forms the foundation for our integrity expectations, and six overarching policies, along with our standards on Anti-Corruption, Conflicts of Interest, Gifts and Entertainment and U.S. Export Compliance, state the minimum requirements for conducting business honestly, ethically and in the best interests of Newmont. Our Code reflects our belief that as important as what we do is how we do it. It requires all representatives of Newmont to demonstrate our values – safety, integrity, sustainability, inclusion and responsibility – in every aspect of our professional lives and ultimately, to live up to our purpose, which is to create value and improve lives through sustainable and responsible mining.
Governance Materials. Our Corporate Governance Guidelines, Proxy Statement, policies, and the charters for the Committees of Board of Directors are available on our website, www.newmont.com, and are available free of charge upon request to Investor Relations at our principal executive office. We also file with the New York Stock Exchange an annual certification that our Chief Executive Officer is unaware of any violation of the NYSE’s corporate governance standards. We make available free of charge through our website this annual report on Form 10 K, quarterly reports on Form 10 Q, current reports on Form 8 K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this report.
COVID-19 Pandemic
The outbreak of coronavirus ("COVID-19") was declared a pandemic by the World Health Organization in 2020. As a global business, we are committed to doing our part to combat the COVID-19 pandemic and protect people and their livelihoods. Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and continues to proactively take conservative steps to prevent further transmission. These steps have included, but are not limited to the following:
•Enforcing social distancing protocols;
•Providing flexible and remote working plans for employees;
•Increasing frequency of deep cleaning and sanitization of surfaces;
•Increasing inventory of hand sanitizer, soap and hygiene supplies;
•Providing logistical and healthcare support to nearby communities where needed;
•Enhancing screenings at entry to sites and pre-travel and on-entry screening tests for sites in high risk locations;
•Restricting workplace access for confirmed and suspected COVID cases as well as close contacts with a confirmed case of COVID-19; and,
•Requirement for full vaccination to enter any Newmont workplace, where legally permissible.
Accordingly, vaccination rates for the workforce are high, with Yanacocha, Boddington, Tanami, Éléonore and Musselwhite sites at almost 100%, our Corporate office and Cerro Negro sites above 90% and Akyem, Ahafo, Porcupine and CC&V sites above 70% fully vaccinated. This will continue to improve as vaccination accessibility increases and mandates apply.
Additionally, in April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $14 has been distributed through December 31, 2021. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
The COVID-19 pandemic is expected to continue to evolve and challenge us in 2022. As such our practices and protocols will also continue to evolve with Newmont’s commitment to protect the health and safety of our workforce and host communities as our underlying principle. For a discussion of COVID-19 related risks to the business, see Part I, Item 1A, Risk Factors.

Refer also to “Consolidated Financial Results,” “Results of Consolidated Operations” and “Liquidity and Capital Resources” within Part II, Item 7, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations.
Risk Factor Summary
We are subject to a variety of risks and uncertainties, including risks related to our operations and business, financial risks, risks related to our industry, environmental and climate risks, risks related to the jurisdictions in which we operate, risks related to our workforce, legal risks and risks related to our common stock, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:
•Our operations and business have been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future.
•A substantial or extended decline in gold, silver, copper, zinc or lead prices would have a material adverse effect on us.
•We may be unable to replace gold, silver, copper, zinc or lead reserves as they become depleted.
•Estimates of proven and probable reserves and measured, indicated and inferred resources are uncertain and actual recoveries may vary from our estimates.
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
•Our results could be significantly impacted by impairments.
•Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
•Civil disturbances, criminal activities, illegal mining and artisanal mining can disrupt business and expose the Company to liability.
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
•Our operations are subject to transitional and physical risks related to climate change.
•Our operations are subject to geotechnical challenges.
•Our operations may be adversely affected by rising energy prices or energy shortages.
•Our operations are dependent on the availability of sufficient water supplies to support our mining operations.
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
Forward-Looking Statements
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “estimate(s),” “should,” “intend(s),” "target(s)" and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:
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
•estimates of reserves and resources statements regarding future exploration results and reserve and resource replacement and the sensitivity of reserves to metal price changes;
•statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future share repurchase transactions, debt repayments or debt tender transactions;
•statements regarding future dividends and returns to shareholders;
•estimates regarding future exploration expenditures and discoveries;
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
•statements and expectations regarding the impacts of COVID-19 and variants thereof and other health and safety conditions;
•statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;
•statements regarding climate strategy and expectations regarding greenhouse gas emission targets and related operating costs and capital expenditures;
•statements regarding expected changes in the tax regimes in which we operate, including, without limitation, estimates of future tax rates and estimates of the impacts to income tax expense, valuation of deferred tax assets and liabilities, and other financial impacts;
•estimates of income taxes and expectations relating to tax contingencies or tax audits;
•estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation, in connection with water treatment and tailings management;

•statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized reserve potential;
•estimates of pension and other post-retirement costs;
•statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements;
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
Available Information
Newmont maintains a website at www.newmont.com and makes available, through the Investor Relations section of the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the United States Securities and Exchange Commission (“SEC”). Certain other information, including Newmont’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Conduct are also available on the website.
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

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt operations and may materially and adversely affect its business and financial conditions. The global COVID-19 pandemic has had major impacts on the world, our industry and our Company. Despite the strong protocols we have in place, COVID-19, the delta and omicron variants and other new variants which may emerge present ongoing risks and challenges, and is expected to continue to impact our people, operations and surrounding Communities. Efforts to control the spread of COVID-19 impacted the operation of Newmont’s mines and the development of projects and exploration activities and may continue to do so in the future. The governments in many of the jurisdictions in which we operate implemented restrictive measures such as travel bans, quarantine and self-isolation at various times during the pandemic and may do so again in the future. The scope and duration of any such restrictions remains outside of the Company’s control. The Company carefully considers government restrictions and the needs of its employees and host communities. Additionally, based upon evolving contagion rates or occurrences at our operating sites, senior management or the Board may be required to or decide to reduce or limit operational activities to essential care and maintenance procedures including the management of critical environmental systems. For example, in order to protect nearby communities and align with government travel restrictions or health considerations certain of Newmont’s operations were temporarily put into care and maintenance resulting in a temporary decrease in production at these sites in 2020 and 2021. Additionally, the majority of our sites experienced pandemic-related absenteeism in 2021. With the surge of the omicron variant in January 2022, the Company is continuing to experience reduced staffing and absenteeism at several sites. Reductions in our operational activities due to COVID-19 could result in additional sites being placed into care and maintenance for extended periods of time and/or have a material adverse impact on our business, or financial condition, results of operations and cash flows. If the majority of our sites are placed into care and maintenance, this could significantly reduce our cash flow and impact our ability to meet certain covenants related to our revolving credit facility and borrowing capacity.
The Company incurred, and will continue to incur costs as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates, including but not limited to contributions to the Newmont Global Community Support Fund, additional health screenings, incremental travel, security and employee-related costs. Other impacts of changing government restrictions and the evolving health environment could include prolonged travel restraints, more stringent shipment restraints, delays in product refining and smelting due to restrictions or temporary closures, other supply chain disruptions and workforce interruptions, including loss of life, and reputational damage in connection with challenges or reactions to action or perceived inaction by the Company related to the COVID-19 pandemic, which could have a material adverse effect on the Company’s cash flows, earnings, results of operations and financial position.
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
Average gold prices for 2021 were $1,799 per ounce (2020: $1,770; 2019: $1,393), average copper prices for 2021 were $4.23 per pound (2020: $2.80; 2019: $2.72), average silver prices for 2021 were $25.12 per ounce (2020: $20.55; 2019: $16.21), average lead prices for 2021 were $1.00 per pound (2020: $0.83; 2019: $0.91) and average zinc prices for 2021 were $1.36 per pound (2020: $1.03; 2019: $1.16). Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to sales of gold, silver, copper, lead or zinc. We have recorded asset impairments in the past and may experience additional impairments as a result of lower gold, silver, copper, zinc or lead prices in the future.

In addition, sustained lower gold, silver, copper, zinc or lead prices can:
•Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at sustained lower metal prices;
•Reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads and increase the likelihood and amount that the Company might be required to record write downs related to the carrying value of its stockpiles and ore on leach pads;
•Halt or delay the development of new projects;
•Reduce funds available for exploration and advanced projects with the result that depleted reserves may not be replaced; and
•Reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices
We may be unable to replace gold, silver, copper, zinc or lead reserves as they become depleted.
Mining companies must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, by locating new deposits or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and uncertainties and is frequently unsuccessful in discovering significant mineralization. Accordingly, our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.
We may consider, from time to time, the acquisition of ore reserves from others related to development properties and operating mines. Such acquisitions are typically based on an analysis of a variety of factors including historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves and cash and other operating costs. Other factors that affect our decision to make any such acquisitions may also include our assumptions for future gold, silver, copper, zinc or lead prices or other mineral prices and the projected economic returns and evaluations of existing or potential liabilities associated with the property and its operations and projections of how these may change in the future. In addition, in connection with any acquisitions we may rely on data and reports prepared by third parties (including ability to permit and compliance with existing regulations) and which may contain information or data that we are unable to independently verify or confirm. Other than historical operating results, all of these factors are uncertain and may have an impact on our revenue, our cash flow and other operating issues, as well as contributing to the uncertainties related to the process used to estimate reserves and resources. In addition, there may be intense competition for the acquisition of attractive mining properties.
As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.
Estimates of proven and probable reserves and measured, indicated and inferred resources are uncertain and the volume and grade of ore actually recovered may vary from our estimates.
The reserves stated in this report represent the amount of gold, copper, silver, lead and zinc that we estimated, at December 31, 2021, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, or will be, to a large extent, based on the prices of gold, silver, copper, zinc and lead and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. If our reserve estimations are required to be revised due to significantly lower gold, silver, zinc, copper and lead prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, this could result in material write-downs of our investment in mining properties, goodwill and increased amortization, reclamation and closure charges.
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
Additionally, resource does not indicate proven and probable reserves as defined by the SEC or the Company’s standards. Estimates of measured, indicated and inferred resources are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Inferred resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. The Company cannot be certain that any part or parts of the resource will ever be converted into reserves.

In addition, if the price of gold, silver, copper, zinc or lead declines from recent levels, if production costs increase, grades decline, recovery rates decrease or if applicable laws and regulations are adversely changed, the indicated level of recovery may not be realized or mineral reserves or resources might not be mined or processed profitably. If we determine that certain of our mineral reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves and resources. Consequently, if our actual mineral reserves and resources are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.
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
For our existing operations, we base our mine plans on geological and metallurgical assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and resources, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with mining operations. Further, future positive revisions, if any, remain subject to improvements in costs, recovery, commodity price or a combination of these and other factors. Additionally, we review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, and an impairment charge is incurred, such charges are not reversible at a later date even when favorable modifications to our proven and probable reserves and measured, indicated and inferred resources, favorable revisions to environmental obligations, favorable changes in legislation and/or our political or economic environment, and other favorable events occur. As a result of these uncertainties, actual results may be less favorable than estimated returns and initial financial outlook.
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
Our operational costs, including, without limitation, labor costs, can be impacted by inflation. Certain of our operations are located in countries that have in the past experienced high rates of inflation, such as in Argentina and Suriname. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.
We could have significant increases in capital and operating costs over the next several years in connection with new projects, costs related to closure reclamation activities, and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the profitability of and cash flow generated from existing operations, as well as the economic returns anticipated from new projects. Significantly higher and sustained increases in operational costs or capital expenditures could result in the deferral or closure of projects and mines in the event that costs become prohibitive.
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
Additionally, we may be held responsible for the costs of addressing contamination at the site of current or former activities or at third party sites or be held liable to third parties for exposure to hazardous substances should those be identified in the future. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and its state law equivalents, current or former owners of properties may be held jointly and severally liable for the costs of site cleanup or required to undertake remedial actions in response to unpermitted releases of hazardous substances at such property, in addition to, among other potential consequences, liability to governmental entities for the cost of damages to natural resources, which may be significant. These subject properties are referred to as “superfund” sites. For example, the inactive Midnite uranium mine is a superfund site subject to CERCLA. It is possible that certain of our other current or former operations in the U.S. could be designated as a superfund site in the future, exposing us to potential liability under CERCLA.
The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 26 to the Consolidated Financial Statements. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position. Any underestimated or unanticipated retirement and rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to Newmont stockholders and potentially result in impairments.
For example, in early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the Mining Ministry (“MINEM”). The Company did not receive a response or comments to this submission until 2021 and is in the process of updating its compliance achievement plan to address these comments.

During this interim period, Yanacocha separately submitted an Environmental Impact Assessment modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. Consequently, part of the Company response to MINEM will include a request for an extension of time for coming into full compliance with the new regulations. In the event that MINEM does not grant Yanacocha an extension of the previously authorized timeline for, and agree to, the updated compliance achievement plan, fines and penalties relating to non-compliance may result beyond January 2024.
The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, were progressed in the fourth quarter of 2021 as the study team continued to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, in conjunction with the Company’s annual 2021 update process for all asset retirement obligations, the Company recorded an increase of $1,597 to the Yanacocha reclamation liability based on the progress of the closure studies with a corresponding non-cash charge of $1,554 recorded to reclamation expense related to portions of site operations no longer in production with no expected substantive future economic value and $43 recorded as an increase to the asset retirement cost for producing areas of the operation. The annual 2021 update included an initial consideration of known risks (including the associated risk that water treatment estimates could change in the future as more work is completed). However, these and other risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, a comprehensive review of our tailings storage facility management, review of Yanacocha’s water balance and storm water management system and review of post-closure management costs. The ongoing Yanacocha closure studies are expected to be progressed in 2022 and continue in the future. Future material increases or decreases to the asset retirement obligation could occur as additional analyses are completed and further refinements to water quality and volume modeling are completed. Additionally, revisions to the Yanacocha reclamation plan may change in connection with the Company’s ultimate submission and review of the plan with Peruvian regulators. Refer to Notes 6 and 26 of our Consolidated Financial Statements for information regarding reclamation and remediation, and Note 1 of our Consolidated Financial Statements regarding the Company’s interest in Yanacocha.
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
We have also provided greater transparency on environmental, social and governance performance in response to stakeholder engagement and requests in recent years, and provide supplemental disclosures in our Annual Sustainability Report and other sustainability reports on our website in connection with stakeholder concerns and issues. Such increased transparency may result in greater scrutiny and impact how the Company is perceived.
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
We are dependent upon information technology and operational technology systems. The operating and control systems at our mines increasingly leverage technology-based solutions based on a combination of on-premises and cloud-based platforms. These systems are crucial for operating our mines safely and efficiently. Our systems, and those of our third-party service providers and vendors, may be targeted by increasingly sophisticated threat actors. These threats include continually evolving cybersecurity risks from a variety of sources, including, without limitation, malware, computer viruses, cyber threats, extortion, employee error, malfeasance, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, and the increasing sophistication of the threat actors. Additionally, unauthorized parties may attempt to gain access to these systems for company information through fraud or other means of deceiving our third-party service providers, employees or vendors. We have experienced attempts by external parties to compromise our networks and systems. For example, in 2020, we detected a cyberattack on our systems. Although we were able to respond quickly to stop the continued spread of the threat, it took significant time and resources to fully identify the scope of the attack and to recover our systems and data. The cost of responding to and remediating such event was immaterial. Although the 2020 attempts and other cyber incidents to date have not resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for preparing and protecting against such attempts and mitigating such risks may prove to be insufficient against future attacks. Any future material compromise or breach of our IT systems could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. Given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions. Outages in our operational technology may affect operations related to health and safety and could result in putting lives at risk of harm or death. In addition, as technologies evolve and these cybersecurity attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. Such efforts may prove insufficient to deter future cybersecurity attacks or prevent all security breaches. While we maintain general insurance, we no longer maintain specific insurance policies covering cybersecurity risk due to increased premium costs and restrictions to coverage, and, as such, any events for which we are not insured may results in additional costs and could affect our results of operations and financial position.
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
For example, our joint ventures, including the joint venture that combines our and Barrick Gold Corporation’s (“Barrick”) respective Nevada operations, forming NGM, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”), may not be as beneficial to us as expected, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, integration challenges, political risks, labor disputes or other factors. Pursuant to the terms of the Nevada JV Agreement, we hold a 38.5 percent economic interest and Barrick holds a 61.5 percent economic interest in NGM. Barrick operates NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of three managers appointed by Barrick and two managers appointed by Newmont. Outside of certain prescribed matters, decisions of the Board of Managers will be determined by majority vote, with the managers appointed by each company having voting power in proportion to such company’s economic interests in NGM. Because we beneficially own less than a majority of the ownership and governance interests in NGM, we have limited control of NGM’s operations and we depend on Barrick to operate NGM. In the event that Barrick has interests, objectives and incentives with respect to NGM that differ from our own, there can be no assurance that we will be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in NGM, the business of NGM or the portion of our growth strategy related to NGM. Additionally, to the extent NGM is subject to liabilities or litigation, we would be responsible for a proportional share of certain liabilities and/or NGM’s operations could be impacted, which could have an adverse impact on the Company’s cash flows, earnings, results of operations and financial position.
Additionally, the Company is subject to certain funding requirements in connection with its joint ventures. Joint venture funding requirements, as well as the ability of partners to meet their financial and other obligations, may result in increases to our costs and required capital expenditures. See Note 16 to the Consolidated Financial Statements for more information including with respect to loan agreements with Pueblo Viejo.
Financial Risk
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
In addition, from time to time, countries in which we operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging market countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on Newmont, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for Newmont. For example, Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last four years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency. These restrictions directly impact the timing of Cerro Negro's ability to remit cash from gold sales and pay interest and principal portions of intercompany debt to the Company. For more information, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.
Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold, silver, copper, zinc and lead prices, our operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities, and fund construction and operation of potential future projects. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, silver, copper, zinc and lead prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. However, U.S. and global markets have, from time to time, experienced significant dislocations and liquidity disruptions, and the COVID-19 pandemic has increased, and may continue to increase, volatility and pricing in the capital markets. Additional financing may not be commercially available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold, silver, copper, zinc or lead prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt, repurchase shares and pay dividends could be significantly constrained. If we are unable to obtain financing or service existing or future debt we could be required to reduce, suspend or eliminate our dividend payments to stockholders or any planned share repurchase transactions. The Company’s repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. See also the risk factor under the heading “Holders of our common stock may not receive dividends.” In addition, our joint venture partners may not have sufficient funds or borrowing ability in order to make their capital commitments. In the case that our partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.
Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations.
We review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, we review the recoverability of the carrying value of long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We also review our goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Management makes multiple assumptions in estimating future cash flows, which include production levels based on life of mine plans, future costs of production, estimates of future production levels based on value beyond proven and probable reserves at our operations, prices of metals, the historical experience of our operations and other factors. There are numerous uncertainties inherent in estimating production levels of gold, silver, copper, zinc and lead and the costs to mine recoverable reserves, including many factors beyond our control, that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges. We may be required to recognize material non-cash charges relating to impairments of long-lived assets and/or goodwill in the future if actual results differ materially from management’s estimates, which include metal prices, our ability to reduce or control production costs or capital costs through strategic mine optimization initiatives, increased costs or decreased production due to regulatory issues or if we do not realize the mineable reserves, resources or exploration potential at our mining properties. If an impairment charge is incurred, such charges are not reversible at a later date even when favorable modifications to our proven and probable reserves and measured, indicated and inferred resources, favorable revisions to environmental obligations, favorable changes in legislation and/or our political or economic environment, or other favorable events occur. As a result of these uncertainties, our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment, and actual results may be less favorable than estimated returns and initial financial outlook. For additional information regarding goodwill, see Note 20 to our Consolidated Financial Statements.
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
We maintain pension plans for certain employees which provide for specified payments after retirement. The Company’s qualified pension plans are funded with cash contributions in compliance with IRS rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. See Note 13 to our Consolidated Financial Statements under the heading “Pension and Other Benefit Plans” for additional information regarding the funding status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. If future plan investment returns are not sufficient, we may be required to increase the amount of future cash contributions.
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
•Social, community or labor force disputes resulting in work stoppages or shipping delays, such as at Peñasquito, Cerro Negro, Merian and Akyem, or related loss of social acceptance of community support;
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
The occurrence of one or more of these events in connection with our exploration activities, development and production and closure of mining operations may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial position.
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
Artisanal and illegal miners have been active on, or adjacent to, some of Newmont’s African and South American properties, including in Suriname and Ghana in recent years. For example, in Ghana in 2019, illegal miners attacked a field team of security guards employed by a security contractor, tragically resulting in a fatality. Illegal mining, which involves trespass into the development or operating area of the mine, is both a security and safety issue, which may present a security threat to property and human life. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, safety and health impacts of artisanal and illegal mining are frequently attributed to formal large scale mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners normally have separate and distinct supply chains. These misconceptions impact negatively on the reputation of the industry. The activities of the illegal miners could cause damage to Newmont’s properties or result in inappropriate or unlawful use of force for which Newmont could potentially be held responsible. The presence of illegal miners could lead to exploration and project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining and theft could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development.
Civil disturbances and criminal activities can disrupt business and expose the Company to liability.
Civil disturbances and criminal activities such as trespass, illegal mining, sabotage, theft, blockades and vandalism may cause disruptions and could result in the suspension of operations, delays to project development and negative impacts on exploration activities at certain sites. Incidents of such activities have occasionally led to conflict with security personnel and/or police, which in some cases resulted in injuries including in Ghana, Peru, Mexico and Suriname. Additionally some areas in which we conduct operations, develop projects and exploration activities are affected by persistent violence and crime, such as in Mexico.
Although security measures have been implemented by the Company to protect employees, community members, property and assets, such measures will not guarantee that such civil disturbances and criminal activities will not continue to occur in the future, or result in harm to employees, community members or trespassers, decrease operational efficiency or construction delays, increase community tensions or result in liabilities or reputational harm to Newmont. Security incidents, in the future, may have a material adverse effect on our operations, including reclamation activities, especially if criminal activity and violence continue to escalate. Such incidents may halt or delay production, increase operating costs; result in harm to employees, contractors, visitors or community members; decrease operational efficiency due to employee absenteeism and other factors; increase community tensions or otherwise adversely affect our ability to conduct business. The manner in which the Company’s personnel, national police or other security forces respond to civil disturbances and criminal activities can give rise to additional risks where those responses are not conducted in a manner consistent with international and Newmont standards relating to the use of force and respect for human rights. Newmont takes seriously our obligation to respect and promote human rights, is a signatory to and active participant in the Voluntary Principles on Security and Human Rights, and has adopted a Sustainability and Stakeholder Engagement Policy and Human Rights Standard in-line with the UN Guiding Principles on Business and Human Rights. Nonetheless, although the Company has implemented a number of significant measures and safeguards which are intended to ensure that personnel understand and uphold these standards, the implementation of these measures will not guarantee that personnel, national police or other security forces will uphold these standards in every instance. The evolving expectations related to human rights, indigenous rights, and environmental protections may result in opposition to our current and future operations, the development of new projects and mines, and exploration activities. Such opposition may take the form of legal or administrative proceedings or manifestations such as protests, roadblocks or other forms of public expression against our activities, and may have a negative impact on our local or global reputation and operations. Opposition by community and activist groups to our operations may require modification of, or preclude the operation or development of, our projects and mines or may require us to enter into agreements with such groups or local governments with respect to our projects and mines or exploration activities, in some cases, causing increased costs and significant delays to the advancement of our projects. For example, in Peru, our Conga project faced opposition from anti-mining activists, after which we suspended construction on the project’s mining facilities and eventually reclassified Conga’s reserves to resource as the result of certain operating and construction permits expiring at the end of 2015. The failure to conduct operations in accordance with Company standards can result in harm to employees, community members or trespassers, increase community tensions, reputational harm to Newmont or result in criminal and/or civil liability and/or financial damages or penalties.
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
Our exploration, development, mining and processing operations, and closed facilities are subject to extensive laws and regulations governing land use and the protection of the environment, which generally apply to air and water, protection of endangered, protected or other specified species, hazardous and non-hazardous waste management and reclamation. Many of the countries in which we operate have laws and regulations related to water (quality and quantity), nature and greenhouse gas (“GHG") emissions which are becoming increasingly more stringent. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Compliance with these laws and regulations imposes substantial costs and burdens, and can cause delays in obtaining, failure to obtain or renew, or cancellation of, government permits and approvals which may adversely impact our operations and closure processes. Increased global attention or regulation on consumption of shared resources and use products or development of waste that have the potential to impact human health and the environment could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs.

Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.
Climate change and the transition to a low-carbon economy is expected to impact Newmont in a number of ways. Producing gold is an energy-intensive business, currently resulting in a significant carbon footprint. Transitioning to a lower-carbon economy will require significant investment and may entail extensive policy, legal, technology, and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed, focus and jurisdiction of these changes, transition risks may pose varying levels of financial and reputational risk to the business.
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020. Newmont supports the UNFCC goal of limiting global warming to “well below 2oC” compared to pre-industrial levels and plans to transition its operations to meet this goal by 2030, with an aspiration of carbon neutrality by 2050. In 2020, Newmont also announced plans to significantly invest in climate change initiatives in support of this goal, and additional material investments and capital expenditures may be required in order to meet our climate targets in the future. Inconsistent implementation or significant delay in the implementation of country-level policy related to the Paris Agreement and enhanced framework objectives announced at the most recent annual UN Climate Change Conference of the Parties (COP26) in November 2021 are likely to increase the risk for future swings in regulatory impacts and rapid shifts to low-carbon technologies.
Policy and regulatory risk related to actual and proposed changes in climate- and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may incur higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation obligations. For example, operational and capital expenses are expected to increase in order to meet renewable portfolio standard requirements by 50% or greater from current costs over the next 10 years in Australia, Canada, Mexico and the U.S. carbon taxes, fuel switching and the transition to cleaner purchased power and/or on-site renewable energy generation will require significant upfront capital expenditures and may also increase operating costs. As another example, the carbon tax in Canada of $30CAD/tonne of CO2 is expected to increase to $50CAD/tonne in 2022, impacting operating costs at our Canadian operations. We expect the potential for similar tax increases in other jurisdictions. Additionally, we do not maintain insurance policies against such climate-related risks or taxes.
The development and deployment of technological improvements or innovations will be required to support the transition to a low-carbon economy, which could result in write-offs and early retirement of existing assets, increased costs to adopt and deploy new practices and processing including planning and design for mines, development of alternative power sources, site level efficiencies and other capital investments. We will also be evaluating the use of carbon offsets to support meeting our targets for those hard to abate emissions.
There will be varied and complex market impacts due to climate change and the transition to a low-carbon economy. There will be shifts in supply and demand for certain commodities, products and services in connection with evolving consumer and investor sentiments. Market perceptions of the mining sector, and, in particular, the role that certain metals will or will not play in the transition to a low-carbon economy remains uncertain. Potential financial impacts may include reduced investment in gold due to shift in investor sentiment, increased production costs due to changing input prices, re-pricing of land valuation and assets, increased global competition for key materials needed for new technologies (lithium, copper, rare earth minerals used in solar technology, etc.), potential costs increases by insurers and lenders, and potential increases in taxation of the mining and metals sector.
Should the mining and metals sector not respond quickly enough to meeting globally accepted science-based reductions required to mitigate the long-term impacts of climate change, industry members may be subject to an increased risk of future climate litigation. In the U.S. and Canada, lawsuits have been filed against oil and gas companies to assign liability for climate-related impacts. Over time, litigation may also apply to other resource intensive sectors that fail to set and/or meet long-term reduction targets. While the Company is not currently subject to any lawsuits related to climate, no assurances can be provided that similar suits will not be brought in the future.
A failure to meet our climate strategy commitments and/or societal or investor expectations could also result in damage to our reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to our ability to conduct our operations and develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects. Further, the Company’s financing strategy is tied to its ESG commitments. The interest rate of Newmont’s $1 billion aggregate principal amount of 2.600% Sustainability-Linked Senior Notes due 2032 (the “Notes”) is linked to Newmont’s performance against key ESG commitments regarding 2030 emissions reduction targets and the representation of women in senior leadership roles target. The interest rate margin of Newmont’s $3.0 billion sustainability-linked revolving credit facility is also subject to adjustment based on the Company’s ESG scores. As such, a failure to meet our climate and sustainability targets can result in further expense and impact our liquidity and financial condition.

Our targets are uniquely tailored to our business, operations and capabilities, which do not easily lend to benchmarking against similar sustainability performance targets, and the related performance, of other companies. We will review our targets and sustainability framework from time to time, which may result in amendments in the future. Newmont may choose to adopt more ambitious targets in the future in connection with evolving best practices and market demand, which may be increasingly challenging and costly to achieve. Additionally, the methodologies that we use to calculate our Scope 1, Scope 2 and Scope 3 GHG emissions may change over time based upon changing industry standards, which may impact, positively or negatively, our ability to satisfy our targets, which could in turn adversely affect our reputation. Any major acquisition, merger, consolidation or divestiture or any series of related acquisitions, mergers, consolidations or divestitures by or involving us may impact our ability to achieve our targets and commitments. There is currently no generally accepted global definition (legal, regulatory or otherwise) of, nor market consensus as to what criteria qualify as, “green,” “social,” “sustainable” or “sustainability-linked” (and, in addition, the requirements of any such label may evolve from time to time), and therefore no assurance is or can be given that Newmont will meet any or all investor expectations.
Our operations are subject to a range of transitional and physical risks related to climate change.
We believe that climate change has the potential to impact the regions and sites in which Newmont operates. Long-term potential physical climate risks include, but are not limited to, higher temperature in all regions, higher intensity storm events in all regions, impacts to annual precipitation depending upon the latitude and proximity of the site to oceans, and more extreme heat for sites near the equator or in Australia.
Physical risks related to extreme weather events such as extreme rainfall, flooding, longer wet or dry seasons, increased temperatures and drought, increased precipitation and snowfall, wildfires or brushfires, or more severe storms may have financial implications for the business. For example, we experienced severe flooding in early 2017 at our Tanami mine in Australia which led to shutdown of operations for several weeks. In 2019, Tanami completed the construction of a natural gas pipeline to deliver fuel to the site to replace diesel fuel that is trucked to the site on roads that regularly flood due to increasing seasonal rainfall. Our operations in Suriname and Peru have also experienced delays in the connection with the delivery of key production supplies due to temporary flooding. Severe storm events can also result in unpermitted off-site discharges, slope instability, mine pit erosion and structural failures, tailings storage facility overtopping and other impacts, including water storage and treatment facility capacity considerations.
Such events can temporarily slow or halt operations due to physical damage to assets, reduced worker productivity for safety protocols on site related to extreme temperatures or lightening events, worker aviation and bus transport to or from the site, and local or global supply route disruptions that may limit transport of essential materials, chemicals and supplies , which could have an adverse impact on our results of operations and financial position. Additional financial impacts could include increased capital or operating costs to increase water storage and treatment capacity, obtain or develop maintenance and monitoring technologies, increase resiliency of facilities and establish supplier climate resiliency and contingency plans.
An increase in frequency and duration of extreme weather conditions can be followed by extended power outages. Energy disruptions can have an adverse impact on our results of operations and financial position due to production delays or additional costs to ensure business continuity through reliable sources of on-site power generation. Energy transmission and supply may be impacted by wildfires, such as those that occurred in Australia in 2020, which may interrupt electrical power transmission lines to mine sites, and that may pose risks to on site facilities and energy generators, fuel dispensing systems and supplies. In jurisdictions that rely on purchased hydroelectric power, such as in Ghana, extreme drought and extended dry seasons may impact the electric utility’s water supplies needed to generate hydroelectric power purchased by the mine to run operations, which would result in higher costs and/or limit energy availability for continuity of operations as well as impact our environmental systems and processes.
Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.
Newmont and the mining industry are facing continued geotechnical challenges due to the older age of certain of our mines and a trend toward mining deeper pits and more complex deposits. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and hydrogeological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced geotechnical failures (such as pit wall and slope failures) at some of our mines, including, without limitation, at our operations in Australia, Ghana, Peru, Canada, Colorado and at NGM, in Nevada. See also the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations”.
Unanticipated adverse geotechnical and hydrogeological conditions, may occur. For example, seismic activity, such as seismic activity experienced at our Éléonore mine, surface or underground fires, floods, landslides and pit wall failures, can be difficult to predict. Such conditions are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability and seismic activity, which may result in slippage of material. Such events may not be detected in advance.
In addition, Newmont has both operational (active and inactive) and closed tailings storage facilities ("TSFs") in a variety of climatic and geographic settings. Annually, Newmont manages and disposes more than 100 million tonnes of milled rock slurry, referred to as tailings, that are placed within engineered, surface containment facilities, or placed as structural backfill paste in underground mines. The failure of TSF embankment or a water storage dam at one of our mine sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large-scale tailings dam failure at an unaffiliated mine in Brazil, which resulted in numerous fatalities and caused extensive property, environmental and reputational damage. Recognizing this risk, Newmont continues to review our existing practices and worked with the International Council on Mining & Metals to develop the Global Industry Standard on Tailings Management (“GISTM”). Newmont is committed to the implementation of the GISTM and all TSFs are expected to be in conformance with the GISTM by 2025. Compliance with the GISTM remains on-going and has and may continue to result in increases to our estimated sustaining costs and closure costs for existing facilities. Despite these efforts, no assurance can be given that TSF failure events will not occur in the future.
A geotechnical failure of a TSF, dam, or pit slope could result in limited or restricted access to mine sites, suspension of operations, government investigations, regulatory actions or penalties, increased monitoring costs, remediation costs and other impacts, which could result in a material adverse effect on our results of operations and financial position. See also the risk factors under the heading “We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining” and “Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.”
Our operations may be adversely affected by rising energy prices or energy shortages.
Our mining operations and development projects require significant amounts of energy. Some of our operations are in remote locations requiring long-distance transmission of power, and in some locations we compete with other companies for access to third party power generators or electrical supply networks. A disruption in the transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.
Energy costs accounted for more than 15 percent of our overall operating costs in 2021, with our principal energy sources being purchased electricity, diesel fuel, gasoline, natural gas and coal. Increasing global demand for energy, concerns about nuclear power and the limited growth of new energy sources are affecting the price and supply of energy. A variety of factors, including higher energy usage in emerging market economies, actual and proposed taxation of carbon emissions as well as concerns surrounding unrest and potential conflict in the Middle East or elsewhere, could result in increased demand or limited supply of energy and/or sharply escalating diesel fuel, gasoline, natural gas and other energy prices. Availability of renewable power sources or conflicting government regulations, such as the proposed reform of the energy market in Mexico, may have an impact on our ability to meet our reduction targets with a specific timeline. Changes in energy laws and regulations in various jurisdictions, restrictions on energy supply and increased energy prices could negatively impact our operating costs and cash flow.
As our operations move to reduce our GHG emissions, power sources and technology at our operations will continue to be evaluated and implemented. Such transitions are likely to require capital expenditures and may result in additional costs. Certain of our operations may also become more dependent upon access to electrical power supply as certain mines advance projects aimed at the electrification of large haulage fleets. See the risk factor above under the heading “Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy”.
Our operations are dependent on the availability of sufficient water supplies and subject to water-related risks.
We recognize the right to clean, safe water and that reliable water supplies are vital for hygiene, sanitation, livelihoods and the health of the environment. Water is also critical to our business, and the increasing pressure on water resources requires us to consider both current and future conditions in our management approach. We have set annual water efficiency targets at each of our operating sites. Additionally, over the next five years, we aim to achieve ambitious long-term water stewardship actions, which integrate our operations and value chain and support collective management of water through external partnerships and collaborations. A failure to meet our water targets and/or societal or investor expectations could also result in damage to our reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.
Across the globe, water is a shared and regulated resource. Newmont operates in areas where watersheds are under stress with limited supply, increasing population and water demand, and impacted water in various forms. Increasing pressure on water use may occur due to in-migration of communities and increased populations in proximity to our operations. Although each of our operations currently has sufficient water rights, claims and contracts to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings or community negotiations relating to our water rights, claims, contracts and uses.
Water shortages and surplus may also result from weather or climate impacts outside of the Company’s control. Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water management and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions and land erosion and slope stability in case of prolonged wet conditions. Our Peñasquito and CC&V operations are situated in areas with high baseline water stress. CC&V in Colorado must purchase water supply from surrounding communities. Peñasquito in Mexico takes its water supply from the Cedros Aquifer which has limited and declining yield as it is located in a dry and arid area that is prone to drought, and also is relied upon by nearby communities as a water supply for drinking water and agriculture. The water supply at Peñasquito is thus subject to a significant degree of regulatory and community scrutiny, and Peñasquito has made long-term commitments to provide safe community water supplies. Seasonality and changes in the levels of rainfall can also impact our operations. For example, at Boddington in Australia unusually severe weather and heavy rainfall at Boddington caused delays and impacted productivity the third quarter of 2021. There is also a risk at Boddington that extended below average rainfall or the occurrence of drought in southwest Australia could impact raw water supply for the site. While we have incorporated systems to address the impact of the dry season and water shortages as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions.
Increased precipitation and severe storm events may potentially impact tailings storage facilities by exceeding water management capacity, overtopping the facility, and/or undermining the geotechnical stability of the structure. Increased amounts of water may also result in flooding of mine pits, maintenance and storage facilities; or may exceed current water management and treatment capacity to store and treat water, physical conditions resulting in an unintended overflow and discharge either on or off of the mine site property. See the risk factor above under the heading “Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for additional information.
Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in closure are becoming increasingly stringent. For example, at our Peñasquito operation, regulators have asserted non-conformance of water wells and subsequent use of ground water. A failure to resolve such allegations of non-compliance with regulators could result in loss of permits and restriction of such wells, which could impact our ability to operate the site. We are also seeing increasingly stringent regulations of surface and groundwater at a number of our sites resulting in increased monitoring and potentially the need for pump back systems and treatment in the future. New requirements and regulation have resulted or may result in increased costs and could negatively impact our operating costs and cash flows in the future.
For more information on the Company’s reclamation and remediation liabilities, see Notes 6 and 26 to the Consolidated Financial Statements, and the risk factor under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.”
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
•Changes in laws or regulations in the jurisdictions in which we operate, including in changes resulting from changes in political administrations, for example NGM could be impacted by the resolutions before the State of Nevada Legislature to amend the State Constitution to increase mining taxes;
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
We have operations and conduct business in a number of jurisdictions, which may increase our susceptibility to sudden tax changes. For instance, a 12% export duty was imposed by the Argentine government in 2018, revised down to 8% thereafter, which could affect our Argentine operations. In the province of Santa Cruz, Argentina, a new local procurement law was passed requiring extractive industries to procure at least 50% of their goods and services from registered local providers, which could further impact our operational results. In the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little direction as to how the taxes are to be calculated, which required the Company, along with other companies in the State of Zacatecas, to engage with governmental authorities to understand how the environmental tax would be levied. Also, in Mexico, a 2021 tax reform bill proposed federal fees on revenue generated from mining which could impact our operations if passed. Furthermore, a new Economic Plan for 2022 (the "Proposal") was enacted. While the changes under the Proposal are not substantive in nature (in the sense that they do not create new taxes or increase applicable rates), they may increase the future cost of our compliance and pose additional uncertainties in application of the law. In the United States, at the federal and state level, regulatory changes which may be implemented in the area of tax reform remain uncertain and may adversely affect companies in the mining sector. For example, NGM could be impacted by the resolutions before the State of Nevada Legislature to amend the State Constitution to increase mining taxes. An example of this was the passing of Assembly Bill 495 that results in a new excise tax on mining companies engaged in the business of extracting gold and silver in the state of Nevada. Taxation laws and other regulations of the jurisdictions in which we operate are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. It is difficult to predict whether proposed changes to regulations will be passed or to what extend they will impact the Company. Any additional and/or unexpected taxes imposed on us could have a material and adverse impact on our Company. See also the risk factor under the heading “Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for a discussion of uncertainties and potential tax increases in connection with climate change considerations.

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
Construction activities on our Conga project were suspended in 2011, at the request of Peru’s central government following protests in Cajamarca by anti-mining activists led by the regional president. At the request of the Peruvian central government, the environmental impact assessment prepared in connection with the project was reviewed by independent experts in an effort to resolve allegations around the environmental viability of Conga. This review concluded that the environmental impact assessment complied with international standards and provided recommendations to improve water management. Based on the Company's internal project portfolio evaluation process, we have reprioritized other projects ahead of the Conga project, and therefore do not anticipate developing Conga in the next ten years. Due to the uncertainty surrounding the project’s development timeline, we have allocated our exploration and development capital to other projects in our portfolio. As a result, the Conga project is currently in care and maintenance and we will continue to evaluate long-term options to progress development of the Conga project. Should the Company be unable to develop the Conga project or conclude that future development is not in the best interest of the business, a future impairment charge may result.
The prior Central Government of Peru supported responsible mining as a vehicle for the growth and future development of Peru. However, following the most recent presidential election in 2021, whether the Central government will continue to take similar positions in the future remains uncertain. In a close and contested election, Pedro Castillo was declared the president-elect of Peru in July 2021, which resulted in a period of protests, unrest and uncertainty around the political and social environment in Peru and Cajamarca. Castillo’s election platform had been considered to be less supportive of mining in the past, and raised concerns with respect to foreign investment and mining. However, the Central Government’s legislative priorities and agenda remain to be established. Amidst political turmoil and instability, Castillo has appointed four prime ministers since taking office, and made a number of changes to his cabinet, including ministers of mining, work and interior. Additionally, previous regional governments of Cajamarca and other political parties actively opposed certain mining projects in the past, including by protests, community demands and road blockages, which may occur again in the future. We are unable to predict the positions that will be taken by the Central or regional government and neighboring communities in the future and whether such positions or changes in law will affect current operations and new projects at Yanacocha or Conga. Risks related to mining and foreign investment under the new administration include, without limitation, risks to mining concessions, land tenure and permitting, increased taxes and royalties, nationalization of mining assets and increased labor regulations, environmental and other regulatory requirements. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate at Yanacocha could have an adverse impact on our growth and production in the region. See also the risk factor under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” and refer to Note 1 to the Consolidated Financial Statements regarding the Company’s interest in Yanacocha.
Our Merian operation in Suriname is subject to political and economic risks.
We hold a 75% interest in the Merian gold mine in the mid-eastern part of Suriname. Suriname has experienced political instability and uncertainty in the past which may continue in future years. Suriname is faced with high debts to foreign creditors, significant inflation rates and is expected to become a hyperinflationary economy. Significant devaluation of the Surinamese dollar against the US dollar in recent years has resulted in an increase of the prices of certain goods and services within Suriname, including without limitation, the price of fuel, which had been subsidized by successive governments. These impacts and negative economic trends can cause social unrest, which may present risks for our operations in Suriname.
Operations and development in Suriname are governed by a mineral agreement with the Republic of Suriname. The mineral agreement was approved by parliament and requires approval by parliament to change. While the government is generally considered by the Company to be mining friendly, it is possible that the current or future government may adopt substantially different policies, make changes in taxation treatment or regulations, take arbitrary action which might halt operations, increase costs, or otherwise impact mining and exploration rights and/or permits, any of which could have a material and adverse effect on the Company's future cash flows, earnings, results of operations and/or financial condition. For example, the temporary solidarity levy increases the corporate tax rate in Suriname by 10% and VAT rate by 2% in 2021 and did not apply due to the terms of the mineral agreement. However, it is possible that the government may request changes to the mineral agreement in the future.
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
In recent years, we experienced work stoppages by miners represented by unions at the Cerro Negro Mine. Disruptions may arise again in the future with the unions at the Cerro Negro mine or with the local communities and unions that could adversely affect access to, and operations at, the Cerro Negro Mine.
Risks Related to Our Workforce
Our business depends on good relations with our employees.
Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. For example, in recent years, there have been work stoppages by miners represented by unions at our Cerro Negro, Merian and Akyem mines, which have disrupted operations. At December 31, 2021, various unions represented approximately 39% of our employee workforce worldwide. The terms and conditions contained in our Ghanaian collective agreements are agreed through December 2022. In Peru, our two labor agreements expire in March 2022 and March 2023. In Suriname, the previous labor agreement held with the union for our Merian mine expired in 2021, and negotiations remain on-going. In Timmins, Ontario, we renegotiated a three-year collective bargaining agreement for our Porcupine mine with the United Steelworkers Union which will be in effect through October 2023. In Mexico, the collective bargaining agreement for Peñasquito was renewed in 2020 for two years, and expires in mid-2022. Although we currently have a stable relationship with the workers and the union, a strike in 2013 temporarily stopped the operation of the mine, the possibility of future disruptions in the evolving geopolitical and legal context remains a future risk. Similarly, union activities at the Company’s joint ventures such as NGM in Nevada, could impact financial performance. A failure to successfully enter into new contracts or resolve ongoing union complaints could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Future disputes at the Company’s operations, projects or joint ventures may not be resolved without disruptions.
We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to perform their jobs in a safe and respectful work environment.
We depend upon the services of a number of key executives and management personnel. Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. We are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We recognize that bullying, sexual harassment and harassment based on other protected categories, including race, have been prevalent in every industry, including the mining industry. Features of the mining industry, such as being a historically hierarchical and male-dominated culture, create risk factors for harmful workplace behavior. While we do not tolerate discrimination and harassment of any kind (including but not limited to sexual, gender identity, race, religion, ethnicity, age, or disability, among others), our policies and processes may not prevent or detect all potential harmful workplace behaviors. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in harmful behaviors and improper, inappropriate or unlawful conduct, including but not limited to bullying, discrimination and harassment. If the Company fails to maintain a safe, respectful and inclusive work environment, it could impact our ability to retain talent and maintain a diverse workforce and damage the Company’s reputation. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed.
Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our operations could be adversely affected. See the risk factor under the heading “Our operations and business have been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future.” In addition to physical safety, protecting the psychological safety of our employees is necessary to maintaining a safe, respectful and inclusive work environment. If the Company fails to maintain a safe environment that is free of harassment, discrimination or bullying, it could adversely impact employee engagement, performance and productivity, result in potential legal claims and/or damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or adversely affect the Company’s market value. See also the risk factor under the heading "Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.”
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
In addition, law and regulations relating to the use of contractors may vary in the jurisdictions in which we operate, and changes in legal and regulatory restrictions may also impact our ability to utilize contractors and outsourcing services. For example, new mining industry regulations recently came into effect in Ghana, Africa, which require that the supply of specific products and services, and certain roles, be reserved for citizens, which may limit the pool of available contractors and service providers and restrict our ability to utilize certain contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.
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
In addition, certain Australian and Canadian properties are owned by Indigenous peoples or are subject to certain inherent aboriginal rights, treaty rights, and/or asserted rights in and to their traditional territories, and our ability to acquire necessary rights to explore, develop, or mine these properties is dependent on agreements with them. Our ability to secure such agreements may be dependent on formal determinations of Indigenous or Native title rights issued by governmental authorities, the lack or delay of which may impede the Company’s ability to explore, develop, or mine. In French Guiana, Ghana and Suriname, our Legal Title may be subject to challenge based on the presence and activities of artisanal miners. See the risk factor under the heading “Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks” below for further information. A determination of insufficient or defective Legal Title or risks in connection with a challenge to our Legal Title could result in loss of Legal Title, litigation, insurance claims, the impairment, preclusion, or cessation of exploration, development, or mining operations, and potential losses affecting the Company's business as a whole.
Risks Related to Our Common Stock
The price of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.
As a publicly traded company listed on the NYSE and TSX, the market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are: (i) changes in gold, and to a lesser extent, silver, copper, zinc or lead prices; (ii) operating and financial performance that vary from the expectations of management, securities analysts and investors or our financial outlook; (iii) developments in our business or in the mining sector generally; (iv) regulatory changes affecting our industry generally or our business and operations; (v) the operating and stock price performance of companies that investors consider to be comparable to us; (vi) announcements of strategic developments, acquisitions and other material events by us or our competitors; (vii) our ability to integrate and operate the companies and the businesses that we acquire; (viii) the perception of the Company’s ESG performance and its ability to deliver on ESG commitments and expectations, including in connection with the Company's climate strategy; (ix) response to activism; and (x) changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility. The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of particular companies, and the COVID-19 pandemic has increased, and may continue to increase, volatility and pricing in the capital markets. These broad market fluctuations may adversely affect the trading price of our common stock.
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
ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.

ITEM 2.       PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)
Production and Development Properties
Newmont’s properties are described below and unless otherwise noted are in the production stage and are operated by Newmont. All key permits have either been obtained by Newmont or approval is expected to be received in the normal course of business. Operating statistics are presented below in the Operating Statistics section for each region. In addition, Newmont holds investment interests in Canada, Mexico, Chile, Argentina and various other locations.
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
Cripple Creek & Victor, Colorado, USA. (100% owned) Cripple Creek & Victor (“CC&V”), located next to the town of Victor, Colorado, is an open pit operation. The CC&V operation comprises seven mining concessions, two state mining leases, three surface parcels, 154 mineral parcels, 1,753 patented mining claims and 13 unpatented lode claims encompassing a total area of 12,985 acres (5,255 hectares). CC&V is an epithermal alkalic deposit with heap leaching and milling processing facilities, which consists of a crushing and grinding circuit, located on site. The available mining fleet consists of two hydraulic shovels, two loaders, and 19 haul trucks, each with a 250-tonne payload. CC&V’s gross property, plant and mine development at December 31, 2021 was $967. CC&V produced 220,000 ounces of gold in 2021 and reported 2.0 million ounces of gold reserves at December 31, 2021.
Musselwhite, Canada. (100% owned) Musselwhite, located approximately 265 miles (430 kilometers) north of Thunder Bay, Ontario, is an underground operation. The Musselwhite operation comprises 929 mining claims and 338 mining leases encompassing an area of 13,366 acres (5,409 hectares) leased from the Government of Ontario. The leases expire between 2025 and 2033. Process facilities include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The conveyor system and the material handling project at Musselwhite reached commercial production in December 2020. The available mining fleet consists of 12 underground loaders and 14 haul trucks, each with a 45-tonne payload. Musselwhite is an iron formation hosted gold deposit. Musselwhite’s gross property, plant and mine development at December 31, 2021 was $1,153. Musselwhite produced 152,000 ounces of gold in 2021 and reported 1.8 million ounces of gold reserves at December 31, 2021.
Porcupine, Canada. (100% owned) Porcupine consists of the Hollinger open pit and Hoyle Pond underground operations, located in the city of Timmins, Ontario, as well as the Borden underground operation, located near the town of Chapleau, Ontario. The Porcupine operation is comprised of 1,129 mining cell claims, 983 mining patents, and 113 mining leases encompassing an area of 340,421 acres (137,763 hectares). Process facilities, located in the city of Timmins, include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, Knelson concentrators, Acacia reactor, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available mining fleet consists of two hydraulic shovels, three loaders, 19 underground loaders and 24 haul trucks, with payloads ranging from 30 to 138 tonnes. Mineralization at Hollinger and Hoyle, in Timmins, comprises multiple generations of quartz-carbonate-tourmaline albite veins, associated pyrite alteration envelopes, and disseminated pyrite mineralization. Mineralization at Borden consists of a shear zone containing quartz-vein hosted sulfides within a high-grade metamorphic greenstone package. Porcupine’s gross property, plant and mine development at

December 31, 2021 was $1,410. Porcupine produced 287,000 ounces of gold in 2021 and reported 2.6 million ounces of gold reserves at December 31, 2021.
Éléonore, Canada. (100% owned) Éléonore, located approximately 510 miles (825 kilometers) north of Montreal in Eeyou Istchee/James Bay in Northern Quebec, is an underground operation encompassing 47,595 acres (19,261 hectares). Process facilities include a conventional mill which consists of a crushing and grinding circuit, flotation circuit, carbon-in-pulp circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available fleet consists of 12 underground loaders and 11 haul trucks, each with 45 to 60-tonne payloads. Éléonore is a clastic sediment-hosted stockwork-disseminated gold deposit. Éléonore’s gross property, plant and mine development at December 31, 2021 was $1,052. Éléonore produced 253,000 ounces of gold in 2021 and reported 1.8 million ounces of gold reserves at December 31, 2021.

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

Peñasquito Mine
Zacatecas, Mexico
MAP SCALE: 1:2,500,000
COORDINATE SYSTEM: NAD 1983 UTM Zone 13N
REVISION DATE: 1/19/2022
Peñasquito Mine
ZACATECAS
Coahuila de Zaragoza
Nuevo León
Tamaulipas
San Luis Potosí
Durango
Sinaloa
Nayarit
Jalisco
Aguascalientes
Mexico
United States
Río Grande
Sombrerete
Fresnillo
Zacatecas
Salinas de Hidalgo
Matehuala
Colotlán
Escuinapa
Acaponeta
Tepic
Ixtlán del Río
Tequila
Tepatitlán
San Juan de los Lagos
San Felipe
Rioverde
0 20 40 60 80 Kilometers
400,000
500,000
600,000
700,000
800,000
900,000
1,000,000
2,700,000
2,600,000
2,500,000
2,400,000

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
A 2% net smelter return royalty is owed to Royal Gold Inc. from both the Chile Colorado and Peñasco open pits of the Peñasquito mine. Since January 1, 2014, the Mexican Government levies a 7.5% mining royalty that is imposed on earnings before interest, taxes, depreciation, and amortization. There is also a 0.5% environmental erosion fee payable on precious metal production, based on gross revenues. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes (“Ecological Taxes”) that became effective January 1, 2017. The Ecological Taxes are calculated based on a predetermined formula and the volume of carbon emissions, as well as other environmental variables, at Peñasquito. The Company's payment of the Ecological Taxes primarily relates to the volume of carbon emissions at Peñasquito from fixed and mobile sources.
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

The available mining fleet consists of five rope shovels, three hydraulic shovels, three loaders, and 82 haul trucks, each with a 312-tonne payload. The fleet is supported by 9 blast hole production drills, as well as track dozers, rubber tire dozers, excavators, and graders.
Brownfield exploration and development for new reserves is ongoing.
In January 2011, Peñasquito entered into a 20 year power delivery agreement with a subsidiary of InterGen Servicios Mexico (now Saavi Energia) where Peñasquito agreed to purchase electrical power from a gas-fired electricity generating facility located near San Luis de la Paz, Guanajuato, Mexico. The agreement commenced in August 2015. Power is also supplied by the Mexican Electricity Federal Commission (Comision Federal de Electricidad) at its central power grid through the El Salero-Peñasquito powerline.
Peñasquito’s gross property, plant and mine development at December 31, 2021 was $5,868.
Peñasquito produced 686,000 ounces of gold and 1,089,000 gold equivalent ounces of other metals in 2021. As of December 31, 2021 and 2020, Peñasquito reported 6.3 million and 7.1 million ounces of gold reserves, respectively, 394 million ounces and 426 million of silver reserves, respectively, 2,580 million and 2,940 million pounds of lead, respectively, and 6,250 million and 6,810 million pounds of zinc, respectively. The overall reduction in reserves is primarily due to depletion.
As of December 31, 2021 and 2020, Peñasquito reported 2.9 million and 4.3 million ounces of gold resources, respectively, 256 million ounces and 366 million of silver reserves, respectively, 1,710 million and 2,600 million pounds of lead, respectively, and 3,760 million and 5,400 million pounds of zinc, respectively. The overall reduction in resources is primarily due to design updates and removal of uneconomic material.
South America
The South America region maintains its headquarters in Miami, Florida and operates three sites, Yanacocha, Merian and Cerro Negro. We also hold a 40% interest in the Pueblo Viejo Mine, an open pit gold mine located in the Dominican Republic. Barrick operates the Pueblo Viejo Mine and holds the remaining 60% interest.
Yanacocha, Peru. (51.35% owned) Yanacocha is owned by Minera Yanacocha S.R.L. (“Yanacocha” or “MYSRL”), which is 51.35% owned by Newmont. The remaining interest in Yanacocha is held by Compañia Minera Condesa S.A, which is 100% owned by Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) (43.65%) and Summit Global Management II VB (5%), a subsidiary of Sumitomo. Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca and consists of the following open pit mines: the La Quinua Complex, the Yanacocha Complex, the Carachugo Complex and Maqui Maqui.
Yanacocha’s mining activities encompass 243,973 acres (98,732 hectares) that are covered by 160 mining concessions. MYSRL holds the mining rights related to 53,956 acres (21,835 hectares), covered by 50 concessions. Chaupiloma holds the mining rights to the remaining acres and concessions and has assigned these mining concessions to Yanacocha. Each concession has an initial term of 17 to 30 years, which are renewable at Yanacocha’s request for an additional 17 to 20 year term. Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite, which is placed on leach pads. Yanacocha has four leach pads (La Quinua, Yanacocha, Carachugo and Maqui Maqui), three gold processing plants (Pampa Larga, Yanacocha Norte and La Quinua), one limestone processing facility (China Linda) and one mill (Yanacocha Gold Mill). The La Quinua Complex mined material from the La Quinua Sur and the Tapado Oeste Layback and finished mining operations in 2021. The Yanacocha Complex mines material from the Yanacocha Layback and Yanacocha Pinos, which has had limited mining operations in recent years and will finish mining operations in 2022. The Maqui Maqui operations mined material from multiple mines that are no longer in operation. The Yanacocha Gold Mill ceased current operations in February 2021 and has been placed into care and maintenance. It will be repurposed for use as part of the Yanacocha Sulfides project. The Carachugo leach pad processes oxide material from the Quecher Main project. Yanacocha’s available mining fleet consists of two shovels, four excavators, one loader and 31 haul trucks, each with 233-tonne payload. Yanacocha’s gross property, plant and mine development at December 31, 2021 was $5,139. Yanacocha produced 264,000 ounces of gold (135,000 attributable ounces of gold) in 2021 and reported 3.2 million attributable ounces of gold reserves and 780 million attributable pounds of copper reserves at December 31, 2021.
In February 2022, the Company increased its ownership interest to 95% by acquiring Buenaventura’s 43.65% noncontrolling interest in Yanacocha. See Note 1 of the Consolidated Financial Statements for further information.
Brownfield exploration and development for new reserves is ongoing and we continue to evaluate the potential for mining oxide and sulfide gold and copper mineralization.
Merian, Suriname. (75% owned) The Merian gold mine (“Merian”) is owned 75% by Newmont Suriname, LLC (“Newmont Suriname”) (formerly known as Suriname Gold Company LLC and 100% indirectly owned by Newmont Corporation) and 25% by Staatsolie Maatschappij Suriname N.V. (“Staatsolie,” a company wholly owned by the Republic of Suriname). Merian is located in Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the French Guiana border. Newmont’s interest in the Merian mine was acquired through a Right of Exploitation as defined in a Mineral Agreement. The Right of Exploitation was registered in November 2014, spans a period of 25 years and covers an area of 41,484 acres (16,788 hectares). The operation currently includes the Merian 2 open pit, the Merian 1 open pit and the Maraba open pit. The Merian 1 pit was added in April 2021. All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. The available mining fleet consists of three shovels, three mining excavators and 36 haul trucks, each with 150-tonne payload. Merian includes processing facilities that utilize a conventional gold mill, primary crusher and processing plant, consisting of a comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electrowinning and induction furnace smelting to produce a gold doré product. Merian’s gross property, plant and mine development at December 31, 2021 was $1,180. Merian produced 437,000 ounces of gold (328,000 attributable ounces of gold) in 2021 and reported 4.0 million attributable ounces of gold reserves at December 31, 2021.
Brownfield exploration and development for new reserves is ongoing.
Cerro Negro, Argentina. (100% owned) Cerro Negro is located in southern Argentina about 250 miles (400 kilometers) southwest of the coastal city of Comodoro Rivadavia. The mineral tenure consists of ten mining property titles totaling 53,246 acres (21,548 hectares), and three exploration licenses, covering 13,193 acres (5,339 hectares). We also own significant lands in the Cerro Negro mine area, totaling approximately 27,429 acres (11,100 hectares), which lands overlie the Bajo Negro and Vein Zone deposits and adjacent prospects. Cerro Negro consists of the Eureka, Mariana Central and Mariana Norte operating underground mines and the Emilia and San Marcos underground mines, which are currently in development. Deposits within the Cerro Negro mine operations are low sulfidation, epithermal gold/silver vein deposits. Cerro Negro’s available underground mining fleet consists of 13 underground loaders, 19 underground haul trucks and eight surface haul trucks, each with 30 to 40-tonne payloads and additional auxiliary equipment as required. The processing plant facilities consist of a crushing plant, a grinding circuit, agitated leaching, counter-current decantation, solution clarification, Merril Crowe zinc precipitation and smelting to produce gold/silver doré bars that are shipped to a refinery for further processing. Cerro Negro’s gross property, plant and mine development at December 31, 2021 was $1,858. Cerro Negro produced 270,000 ounces of gold in 2021 and reported 2.6 million ounces of gold reserves at December 31, 2021.
Brownfield exploration and development for new reserves is ongoing, including the development of the Eastern district.
Pueblo Viejo, Dominican Republic. (40% owned) Pueblo Viejo is a joint venture with Barrick, where Barrick is the operator. We report our interest in Pueblo Viejo on an equity method basis. Pueblo Viejo, located approximately 60 miles (100 kilometers) northwest of Santo Domingo, encompasses an area of approximately 12,059 acres (4,880 hectares) consisting of two open pit operations, Moore and Monte Negro. Pueblo Viejo is a high sulfidation, quartz-alunite epithermal gold and silver deposit. Process facilities include a conventional mill which consists of a crushing and grinding circuit, an autoclave, and a carbon-in-leach circuit. Pueblo Viejo produced 325,000 attributable ounces of gold in 2021 and reported 3.6 million ounces of attributable gold reserves at December 31, 2021.
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

The Boddington project area comprises 52,506 acres (21,249 hectares) of mining tenure leased from the State of Western Australia, of which 26,910 acres (10,890 hectares) is subleased from the South 32 Worsley Joint Venturers. The total project area is comprised of multiple leases that expire between 2022 and 2041. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps existing mining tenure.

200,000
300,000
400,000
500,000
600,000
700,000
6,500,000
6,400,000
6,300,000
6,200,000
6,100,000
Northern Territory
Australia
Queensland
Western Australia
South Australia
New South Wales
Victoria
Merredin
Perth
508 m
Boddington Mine
Mandurah
WESTERN AUSTRALIA
Narrogin
400 m
DARLING SCARP
Bunbury
Busselton
356 m
Fitzgerald River National Park
Manjimup
1060 m
809 m
Stirling Range National Park
Lake Muir
Shannon National Park
Mt Roe-Mt Lindesay
D'Entrecasteaux National Park
N
W
E
S
0
20
40
60
80
Kilometers
Boddington Mine
Western Australia, Australia
MAP SCALE:
1:2,500,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 50S
REVISION DATE:
1/19/2022

Boddington consists of greenstone diorite hosted mineralization and exploration activities continue to develop the known reserve. The mine operates two pits (North and South Pits), utilizing two electric rope shovels, a diesel powered face shovel and an electric hydraulic shovel as its prime ex-pit material movers with a fleet of 36 production autonomous haulage trucks. Boddington has a current capacity to mine approximately 150,000 to 200,000 tonnes of material per day. The milling plant includes a three-stage crushing facility (two primary crushers, six secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and a carbon-in-leach circuit. The flotation circuit process recovers gold-copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered to produce doré. Mining operations consist of two open pit operations located adjacent to each other.
Power for the operation is sourced through the local power grid under a long-term power purchase agreement with Bluewaters Power.
Boddington’s gross property, plant and mine development at December 31, 2021 was $4,607.
Boddington produced 696,000 ounces of gold and 163,000 gold equivalent ounces of other metals in 2021. As of December 31, 2021 and 2020, Boddington reported 11.6 million and 12.7 million ounces of gold reserves, respectively, and 1,290 million and 1,420 million pounds of copper reserves. respectively. The overall reduction in reserves is primarily due to depletion.
As of December 31, 2021 and 2020, Boddington reported 4.8 million and 3.6 million ounces of gold resources, respectively, and 680 million and 540 million pounds of copper resources. respectively. The overall increase in resources is primarily due to the addition of a layback in the North Open Pit.
Brownfield exploration and development for new reserves is ongoing.
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
The Newmont Tanami Operations has an area of 1,620,332 acres (655,725 hectares) of exploration licenses (including 677,736 acres (274,270 hectares) relating to the Tobruk and Monza Joint Ventures entered into with Prodigy Gold, for which Newmont is the operator) and 11,025 acres (4,462 hectares) of mineral leases granted pursuant to the Northern Territory Mineral Titles Act. The total project area is comprised of multiple leases and licenses that expire between 2022 and 2036. The operation has been granted authorization via the Northern Territory Mining Management Act to undertake mining activities on these mineral leases.
Tanami consists of sediment hosted sheeted quartz vein mineralization. Tanami, as an underground mining operation, has a fleet of nine underground loaders and 21 haul trucks, each with 60 to 65-tonne payloads. Processing plant facilities currently consist of a crushing plant, a grinding circuit, gravity carbon in pulp tanks and a conventional tailings disposal facility. Tanami’s gross property, plant and mine development at December 31, 2021 was $2,298. Tanami produced 485,000 ounces of gold in 2021 and reported 5.8 million ounces of gold reserves at December 31, 2021.
Brownfield exploration and development for new reserves is ongoing with the main focus being underground ore definition drilling of the Auron, Federation and Liberator ore bodies as well as exploration of the Oberon deposit.

Africa
The Africa region maintains its headquarters in Accra, Ghana and operates two sites, Ahafo and Akyem.
In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (“IA”) between Newmont and the government of Ghana. The IA established a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. In December 2015, Ghana’s Parliament ratified the Revised Investment Agreements (“Ghana Investment Agreements” or “Revised IAs”). Currently, the maximum corporate income tax rate remains at 32.5% and royalties are paid on a sliding scale system that is based on average monthly gold prices. The rates range from 3% to 5% of revenues (plus an additional 0.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after reaching specific production milestones by receiving 1/9th of the total amount paid as dividends to Newmont parent. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. The Ghana Investment Agreements also contain commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.
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

Ahafo, Ghana. (100% owned) Our current Ahafo operation ("Ahafo South") is located near Kenyasi in the Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of the national capital city of Accra, and is largely accessible by paved roads. In 2002, Newmont acquired 50% of Ahafo South as a result of the merger with Normandy. In 2003, Newmont purchased the remaining interest from Moydow Mines International Inc. (“Moydow”), thereby making it a wholly owned subsidiary. The Ahafo South mine commenced commercial production in 2006 and currently operates a mill, two pits and an underground operation. In July 2021, the Board of Directors approved full funding for the Ahafo North project which will expand our existing footprint in Ghana with four open pit mines and a stand-alone mill located approximately 30 kilometers from our current Ahafo South operations.

Ahafo Mine
Ahafo, Ghana
MAP SCALE:
1:4,000,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 30N
REVISION DATE:
1/20/2022
GHANA
Ahafo Mine
Africa
Ghana
BENIN
TOGO
CÔTE D'IVOIRE
Bolgatanga
Wa
Tamale
Mole National Park
Bui National Park
Digya National Park
Black Volta
Lake Volta
Sunyani
Kumasi
Koforidua
Accra
Cape Coast
Sekondi
Ho
Lome
Cotonou
Ouidah
Porto-Nov
Lokossa
Abomey
Sakete
Atakpame
Savalou
Parakou
Djougou
Natitingou
Kara
Sokode
Dapaong
Bondoukou
Bouake
Bouaflé
Yamoussoukro
Dimbokro
Abengourou
Gagnoa
Divo
Agboville
Aboisso
Abidjan
Parc National de la Comoe
Parc National de la Marahoue
Parc National de la Pendjari
Kinkeliba
0 30 60 90 120 Kilometers
300,000
500,000
700,000
900,000
1,100,000
1,200,000
1,000,000
800,000
600,000

The Ahafo South operations cover an area of approximately 137,000 acres (55,000 hectares) for the mining lease concession with current mine take area of approximately 13,200 acres (5,300 hectares) that has been fully compensated and approximately 10,700 acres (4,300 hectares) of mining area that has not been fully compensated (e.g. payment would be necessary to move people from their land). The Ahafo South mine operates on three mining leases between the Government of Ghana and Newmont Ghana Gold Ltd. The leases grant the exclusive rights to work, develop and produce gold in the lease area, including the processing, storing and transportation of mineral and materials. The leases require Ahafo South to respect or perform certain financial and statutory reporting obligations and expire in 2031 and are renewable subject to certain conditions. Ahafo South pays a royalty of 2% on net smelter returns to Franco-Nevada for all gold ounces recovered from areas previously owned by Moydow and a sliding scale royalty based on the average monthly gold price up to 5% on gold production to the government of Ghana.
The Ahafo South mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins. Ahafo South has two active open pits, Subika and Awonsu. Subika added an underground operation, which reached commercial production in November 2018, and Awonsu completed a layback in November 2019. The available mining fleet for surface mining consists of three shovels and 36 haul trucks, each with 141-tonne payload. The available mining fleet for underground mining consists of seven underground loaders and 11 haul trucks, with payload ranging from 55 to 60-tonnes. The daily production rate is approximately 95,000 tonnes. The original processing plant was commissioned in 2006. The Ahafo Mill Expansion which was completed in October 2019, expanded the plant capacity to process approximately 11 million tonnes per year. The current processing plant consists of two crushing plants, two grinding circuits, carbon-in-leach circuits, elution circuit, counter current decantation circuit, a tailings disposal facility and an analytical laboratory managed by a third party.
Brownfield exploration and development for new reserves is ongoing.

Ahafo South’s gross property, plant and mine development at December 31, 2021 was $2,793.
Ahafo South produced 481,000 ounces of gold in 2021. As of December 31, 2021 and 2020, Ahafo South reported 6.1 million and 6.1 million ounces of gold reserves respectively. Reserves remained constant primarily as a result of depletion partially offset by conversion of resources to reserves. As of December 31, 2021 and 2020, Ahafo South reported 5.0 million and 4.2 million ounces of gold resources respectively. The increase to primarily due to the additions of resources through our exploration programs partially offset by depletion.
Akyem, Ghana. (100% owned) Akyem, located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra, is an open pit mining operation and covers an area of approximately 16,000 acres (6,000 hectares). Process facilities include a crushing plant, a SAG and ball milling circuit, carbon-in-leach circuit, elution circuit and bullion smelting facilities. The available mining fleet consists of four excavators made up of two front end shovels and two backhoe excavators and nineteen 136-tonne haul trucks. The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. Akyem’s gross property, plant and mine development at December 31, 2021 was $1,564. Akyem produced 381,000 ounces of gold in 2021 and reported 1.8 million ounces of gold reserves at December 31, 2021.
Nevada

NGM, Nevada, USA. (38.5% owned) NGM, located in Elko, Nevada. On July 1, 2019, Newmont and Barrick consummated the Nevada JV Agreement, which combined the Company’s Nevada mining operations with Barrick’s Nevada mining operations resulting in the establishment of NGM; a joint venture with Barrick who is the operator. NGM operations are primarily accessible by paved road and is comprised of 180,921 acres (73,217 hectares) in aggregate including Cortez 53,999 acres (21,853 hectares), Carlin 58,255 acres (23,575 hectares), Turquoise Ridge 26,679 acres (10,797 hectares), Phoenix 17,900 acres (7,244 hectares), and Long Canyon 24,088 acres (9,748 hectares). Power is either purchased in the open market or supplied by the power plants owned and operated by NGM.

Canada
United States
Mexico
IDAHO
UTAH
NGM JV AOI
Twin Creeks
Turquoise Ridge
Rossi/Dee/Ren
Goldstrike/Meikle
Carlin North Area
Carlin South Area
Long Canyon
Hilltop
Robertson
Cortez
Greater Phoenix
Emigrant/Rain
NGM JV AOI
0 10 20 30 40 Kilometers
Nevada Gold Mines
Nevada, United States
MAP SCALE: 1:1,500,000
COORDINATE SYSTEM: NAD 1983 UTM Zone 11N
REVISION DATE: 1/21/2022

All sites at NGM contain open pit operations while Cortez, Carlin, and Turquoise Ridge also include underground operations. At Cortez, mineralization is sedimentary rock-hosted and consists of submicron to micrometer-sized gold particles and gold in solid solution in pyrite. Refractory ore is transported to Carlin for processing. Phoenix is a skarn-hosted polymetallic massive sulfide replacement deposit. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. Carlin, Turquoise Ridge, and Long Canyon are a sediment-hosted disseminated gold deposit. Additionally, at Long Canyon, oxide ore with suitable cyanide solubility is treated on a heap leach pad. Gold recovered from the leach pad is transferred as gold-bearing carbon to Carlin for refining and shipment.
In Nevada, mining taxes are assessed on up to 5% of net proceeds of a mine. During 2021, the Nevada legislature enacted a new excise tax which is assessed up to 1.1% of gross revenues.
NGM owns, or controls through long-term mining leases and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, NGM pays a net smelter royalty equivalent to 16.2% of the mineral production. NGM wholly-owns or controls the remainder of the Gold Quarry mineral rights, in some cases subject to additional royalties. With respect to certain smaller deposits in Nevada, NGM is obligated to pay royalties on production to third parties that vary from 1% to 8% of production.
Additionally, there is a toll milling agreement with NGM for processing sulfide concentrate produced at CC&V. Under the terms of the agreement, CC&V is required to deliver a minimum of 4,000 tons and a maximum of 8,333 tons of concentrate per month for milling to NGM. CC&V continues to hold title to the concentrate sent to NGM for processing and receives bullion credits for gold recovered and NGM utilizes the concentrate as a fuel source for the NGM roaster. The agreement expires on December 31, 2022.
Each site has its own process facilities which include: an oxide mill, which consists of a crushing and grinding circuit and carbon-in-leach circuit, and two heap leach pads at Cortez; an autoclave, two roasters, an oxide mill/flotation circuit and four heap leach pads at Carlin; the Sage autoclave, an oxide mill, and three heap leach pads at Turquoise Ridge; a flotation mill, a carbon-in-leach plant, a copper leach pad and a solvent extraction electrowinning (“SX/EW”) plant at Phoenix; and a heap leach pad at Long Canyon. NGM has a current capacity across all sites to mine approximately 340,000 tonnes of material per day. The milling facilities were commissioned over a range of years beginning in the 1990’s. They undergo routine maintenance each year with process improvements implemented as the projects are identified and approved.

The NGM operations include, in aggregate, an open pit mining fleet consisting of 25 shovels and 162 haul trucks with an average payload of 270 tons, and an underground mining fleet consisting of 60 underground loaders and 74 haul trucks, with an average payload of 34 tons.
Newmont’s share of NGM’s gross property, plant and mine development at December 31, 2021 was $7,738.
NGM produced 1.3 million attributable ounces of gold in 2021. As of December 31, 2021 and 2020, NGM reported 19.3 million and 17.4 million attributable ounces of gold reserves, respectively. The increase in reserves is primarily due to the inclusion of Goldrush in 2021. As of December 31, 2021 and 2020, NGM reported 16.2 million and 15.3 million attributable ounces of gold resources, respectively. The increase to resources is primarily due to the additions through our exploration programs.
Brownfield exploration and development for new reserves is ongoing.
Operating Statistics
Operating Statistics, Proven and Probable Reserves and Measured, Indicated and Inferred Resources presented below contain tabular information that is presented in both metric and imperial as follows: (i) metric tonnage is utilized for all metals; (ii) gold and silver grades are presented in grams per tonne; (iii) copper, lead, zinc and molybdenum grades are presented in percentages; and (iv) metal content for gold and silver is presented in ounces while metal content for copper, lead, zinc and molybdenum is presented in pounds. The information that is presented in metric for the periods ended December 31, 2020 and 2019 has been converted from the 2020 10-K, filed with the SEC on February 18, 2021, as this information was previously presented in imperial.
The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce of our continuing operations:

Year Ended December 31, 2021	North America	South America	Australia(4)	Africa	Nevada	Total Gold
Tonnes mined (000 tonnes):
Open pit	218,393	101,682	66,308	59,929	121,067	567,379
Underground	3,398	885	2,615	1,533	2,448	10,879
Tonnes processed (000 tonnes):
Mill	43,033	16,437	42,708	18,078	13,690	133,946
Leach	17,607	17,318	—	—	17,121	52,046
Average ore grade (grams/tonne):
Mill	1.250	1.441	0.972	1.639	3.272	1.444
Leach	0.455	0.603	—	—	0.578	0.545
Average mill recovery rate	84.5%	93.1%	89.5%	90.3%	75.0%	85.3%
Ounces produced (000):
Mill	1,408	715	1,181	862	1,083	5,249
Leach	190	256	—	—	189	635
Consolidated	1,598	971	1,181	862	1,272	5,884
Attributable	1,598	733	1,181	862	1,272	5,646
Consolidated ounces sold (000)	1,628	964	1,173	858	1,274	5,897
Production costs per ounce sold: (1)
Direct mining and production costs	$769	$840	$720	$683	$819	$769
By-product credits	(4)	(89)	(10)	(3)	(62)	(32)
Royalties and production taxes	37	88	46	118	47	61
Write-downs and inventory change	(6)	(7)	(1)	1	(49)	(13)
Costs applicable to sales (2)	796	832	755	799	755	785
Depreciation and amortization	363	363	175	307	432	336
Reclamation accretion	8	34	8	10	6	12
Total production costs	$1,167	$1,229	$938	$1,116	$1,193	$1,133

All-in sustaining costs per ounce sold (2)	$1,016	$1,130	$1,002	$1,022	$918	$1,062

Year Ended December 31, 2020	North America	South America	Australia(4)	Africa	Nevada	Total Gold
Tonnes mined (000 tonnes):
Open pit	183,010	98,010	89,941	66,848	137,220	575,029
Underground	2,772	648	2,731	1,429	2,419	9,999
Tonnes processed (000 tonnes):
Mill	37,907	19,881	43,136	17,740	14,868	133,532
Leach	20,955	15,701	—	—	12,435	49,091
Average ore grade (grams/tonne):
Mill	1.281	1.337	0.935	1.672	3.189	1.442
Leach	0.476	0.354	—	—	0.576	0.462
Average mill recovery rate	84.5%	89.1%	90.7%	90.0%	74.9%	84.9%
Ounces produced (000):
Mill	1,240	777	1,165	851	1,151	5,184
Leach	217	240	—	—	183	640
Consolidated	1,457	1,017	1,165	851	1,334	5,824
Attributable	1,457	736	1,165	851	1,334	5,543
Consolidated ounces sold (000)	1,448	1,034	1,160	853	1,336	5,831
Production costs per ounce sold: (1)
Direct mining and production costs	$736	$725	$698	$663	$800	$731
By-product credits	(4)	(51)	(8)	(2)	(44)	(22)
Royalties and production taxes	39	82	45	103	31	55
Write-downs and inventory change	2	55	(20)	(51)	(30)	(8)
Costs applicable to sales (2)	773	811	715	713	757	756
Depreciation and amortization	385	358	182	311	434	343
Reclamation accretion	10	34	8	12	6	13
Total production costs	$1,168	$1,203	$905	$1,036	$1,197	$1,112

All-in sustaining costs per ounce sold (2)	$1,049	$1,100	$964	$890	$920	$1,045

Year Ended December 31, 2019	North America	South America	Australia	Africa	Nevada	Total Gold
Tonnes mined (000 tonnes):
Open pit	123,216	93,227	102,540	68,420	139,810	527,213
Underground	2,796	911	3,170	1,217	2,662	10,756
Tonnes processed (000 tonnes):
Mill	19,880	20,328	48,642	14,477	17,891	121,218
Leach	19,502	31,421	—	—	14,017	64,940
Average ore grade (grams/tonne):
Mill	1.533	1.835	1.038	2.425	2.728	1.668
Leach	0.438	0.382	—	—	0.632	0.453
Average mill recovery rate	81.6%	90.0%	88.8%	92.7%	78.3%	86.1%
Ounces produced (000):
Mill	782	1,087	1,431	1,051	1,229	5,580
Leach	254	298	—	—	246	798
Development (3)	—	—	—	14	—	14
Consolidated	1,036	1,385	1,431	1,065	1,475	6,392
Attributable	1,036	997	1,431	1,065	1,475	6,004
Consolidated ounces sold (000)	1,080	1,404	1,438	1,051	1,492	6,465
Production costs per ounce sold: (1)
Direct mining and production costs	$858	$606	$693	$525	$765	$691
By-product credits	(4)	(34)	(6)	(2)	(19)	(14)
Royalties and production taxes	22	65	36	88	13	43
Write-downs and inventory change	7	9	11	(14)	(11)	1
Costs applicable to sales (2)	883	646	734	597	748	721
Depreciation and amortization	356	234	164	295	340	275
Reclamation accretion	12	23	9	9	6	12
Total production costs	$1,251	$903	$907	$901	$1,094	$1,008

All-in sustaining costs per ounce sold (2)	$1,187	$814	$908	$791	$935	$966
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
(3)Ounces from the removal and production of de minimis saleable materials during development. Related sales are recorded in Other income (loss), net of incremental mining and processing costs.
(4)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie. There were no operating results at Kalgoorlie for the years ended December 31, 2021 and 2020. Refer to Note 10 for additional information.
The following tables detail operating statistics related to co-product metal production and sales:

	Year Ended December 31, 2021
	Copper (1)	Silver (2)	Lead (2)	Zinc (2)
	(pounds)	(ounces)	(pounds)	(pounds)
Tonnes milled (000 tonnes)	40,058	35,730	35,730	35,730
Average milled grade (% tonnes/tonnes) / (grams/tonnes)	0.11%	32.42	0.29%	0.77%
Average mill recovery rate	80.7%	91.9%	82.3%	84.0%
Consolidated pounds (millions) / ounces (thousands) produced	71	31,375	177	435
Consolidated pounds (millions) / ounces (thousands) sold	69	32,237	173	433

	Year Ended December 31, 2020
	Copper (1)	Silver (2)	Lead (2)	Zinc (2)
	(pounds)	(ounces)	(pounds)	(pounds)
Tonnes milled (000 tonnes)	40,457	30,590	30,590	30,590
Average milled grade (% tonnes/tonnes) / (grams/tonnes)	0.08%	34.57	0.35%	0.80%
Average mill recovery rate	80.2%	90.8%	80.1%	84.1%
Consolidated pounds (millions) / ounces (thousands) produced	56	27,801	179	381
Consolidated pounds (millions) / ounces (thousands) sold	56	28,596	185	407

	Year Ended December 31, 2019
	Copper			Silver	Lead	Zinc
	Australia	Nevada	Total	Total (2)	Total (2)	Total (2)
	(pounds)	(pounds)	(pounds)	(ounces)	(pounds)	(pounds)
Tonnes milled (000 tonnes)	39,811	4,669	44,480	13,642	13,642	13,642
Average milled grade (% tonnes/tonnes) / (grams/tonnes)	0.10%	0.09%	0.10%	45.36	0.48%	0.86%
Average mill recovery rate	80.3%	59.7%	78.2%	87.8%	78.8%	84.1%
Tonnes leached (000 tonnes)	—	3,696	3,696	—	—	—
Average leached grade	—	0.25%	0.25%	—	—	—
Consolidated pounds (millions) produced	64	15	79	15,860	108	187
Consolidated pounds (millions) sold	63	17	80	15,987	108	179
____________________________
(1)All of our 2021 and 2020 copper co-product production came from Australia, specifically the Boddington Mine.
(2)All of our 2021, 2020 and 2019 silver, lead and zinc co-product production came from North America, specifically the Peñasquito Mine.
The following tables detail operating statistics related to co-product metal production costs per gold equivalent ounce (“GEO”) sold. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2021 GEO Price	$1,200	$2.75	$22.00	$0.90	$1.05
2020 GEO Price	$1,200	$2.75	$16.00	$0.95	$1.20
2019 GEO Price	$1,200	$2.75	$15.00	$0.90	$1.05

	Year Ended December 31, 2021
	North America	Australia(4)	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$603	$902	$640
Depreciation and amortization	291	147	273
Reclamation and remediation	5	11	6
Total production costs per GEO sold (3)	$899	$1,060	$919

All-in sustaining costs per GEO sold (2)	$826	$1,112	$900

	Year Ended December 31, 2020
	North America	Australia(4)	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$535	$837	$571
Depreciation and amortization	302	152	284
Reclamation and remediation	8	11	9
Total production costs per GEO sold (3)	$845	$1,000	$864

All-in sustaining costs per GEO sold (2)	$828	$1,080	$858

	Year Ended December 31, 2019
	North America	Australia	Nevada	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$886	$803	$750	$858
Depreciation and amortization	342	151	243	291
Reclamation and remediation	16	11	14	14
Total production costs per GEO sold (3)	$1,243	$965	$1,007	$1,164

All-in sustaining costs per GEO sold (2)	$1,339	$954	$894	$1,222
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
(3)May not recalculate due to rounding.
(4)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie. There were no operating results at Kalgoorlie for the years ended December 31, 2021 and 2020. Refer to Note 10 for additional information.
Proven and Probable Reserves
All of our reserves are located on land (i) we own or control, or (ii) that is owned or controlled by business entities established with our joint venture partners, in which the Company owns its pro-rata share of the capital stock, membership units, or interests. The risks that could affect title to our property are included above in Part I, Item 1A, Risk Factors.
A “mineral reserve” is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. The term “economically viable,” as used in the definition of reserve, means that the qualified person has analytically determined that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.
The term “proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less closely spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Proven and probable reserves include gold, copper, silver, lead, zinc or molybdenum attributable to Newmont’s ownership or economic interest.
Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The reference point for mineral reserves is the point of delivery to the process plant. Metal price assumptions, adjusted for our exchange rate assumption, are based on considering such factors as market forecasts, industry consensus and management estimates. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of mineralization considered economic to process, varies between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold, copper, silver, lead, zinc or molybdenum extraction and type of milling or leaching facilities available. Reserve estimates may have non-material differences in comparison to our Joint Venture partners due to differences in classification and rounding methodology.
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
We had attributable proven and probable gold reserves of 92.8 million ounces at December 31, 2021. For 2021 and 2020, reserves were estimated at a gold price assumption of $1,200 per ounce. We estimate our 2021 reserves would increase by 6% (5.7 million ounces), or decline by 8% (7.5 million ounces), if estimated at a $1,300 and $1,100 per ounce gold price, respectively, with all other assumptions remaining constant.
We publish reserves annually, and will recalculate reserves at December 31, 2022, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2022.
Proven and probable reserves disclosed at December 31, 2021 have been prepared in accordance with the new Regulation S-K 1300 requirements of the SEC; whereas proven and probable reserves disclosed at December 31, 2020 have been prepared in accordance with the SEC’s Industry Guide 7 ("IG7"). Our historical methodology applied to the prior year of estimating reserves was not significantly impacted as a result of the change from IG7 to S-K 1300, therefore we believe the amounts presented at December 31, 2021 and 2020, under the respective methodologies, are comparable.
The Company has internal controls for reviewing and documenting the information supporting the mineral reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. These internal control processes were not materially impacted by the adoption of S-K 1300. Information that is utilized to compile mineral reserves and resources is prepared and certified by appropriately qualified persons at the mine site level and is subject to our internal review process which includes review by the Newmont-designated region and the Qualified Person (“QP”) based in our corporate office in Denver, Colorado. Additionally, all material sites are audited every other year and the non-material sites on a three-year cycle completed by subject matter experts for compliance to internal standards and guidelines as well as regulatory requirements. The QP presents the mineral reserve and mineral resource information to the Audit Committee and the Disclosure Committee on an annual basis for further review.
The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2021 and 2020:

Gold Reserves at December 31, 2021 (1)(28)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (x1000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
CC&V Open Pits (4)	100%	70,700	0.44	1,000	15,400	0.37	180	86,100	0.43	1,180	60%
CC&V Leach Pads (4)(5)	100%	—	—	—	31,200	0.81	810	31,200	0.81	810	57%
Total CC&V, Colorado		70,700	0.44	1,000	46,600	0.66	990	117,300	0.53	1,990	59%
Musselwhite, Canada (6)	100%	2,800	5.07	460	6,700	6.07	1,310	9,500	5.77	1,770	96%
Porcupine Underground (7)	100%	2,300	7.24	530	900	7.97	240	3,200	7.46	770	92%
Porcupine Open Pit (8)	100%	5,900	1.60	310	33,700	1.41	1,520	39,600	1.44	1,830	94%
Total Porcupine, Canada		8,200	3.19	840	34,600	1.58	1,760	42,800	1.89	2,600	93%
Éléonore, Canada (9)	100%	2,200	5.03	350	9,000	5.06	1,470	11,200	5.05	1,820	91%
Peñasquito Open Pits	100%	107,200	0.62	2,140	219,100	0.56	3,910	326,300	0.58	6,050	69%
Peñasquito Stockpiles (10)	100%	7,800	0.43	110	27,900	0.19	170	35,700	0.24	280	69%
Total Peñasquito, Mexico (11)		115,000	0.61	2,250	247,000	0.51	4,080	362,000	0.54	6,330	69%
		198,900	0.77	4,900	343,900	0.87	9,610	542,800	0.83	14,510	78%
South America
Yanacocha Open Pits (12)	51.35%	16,500	0.66	350	68,200	0.68	1,490	84,700	0.68	1,840	57%
Yanacocha Underground (13)	51.35%	—	—	—	7,000	6.20	1,390	7,000	6.20	1,390	97%
Total Yanacocha, Peru (27)		16,500	0.66	350	75,200	1.19	2,880	91,700	1.10	3,230	74%
Merian, Suriname (14)	75%	47,100	1.36	2,050	54,500	1.11	1,950	101,600	1.22	4,000	93%
Cerro Negro, Argentina (15)	100%	1,800	8.93	500	7,200	8.88	2,060	9,000	8.89	2,560	94%
Pueblo Viejo Open Pits	40%	5,000	2.20	350	8,200	2.33	620	13,200	2.28	970	89%
Pueblo Viejo Stockpiles (10)	40%	—	—	—	37,400	2.20	2,640	37,400	2.20	2,640	89%
Total Pueblo Viejo, Dominican Republic (16)		5,000	2.20	350	45,600	2.22	3,260	50,600	2.22	3,610	89%
NuevaUnión, Chile (17)(26)	50%	—	—	—	341,100	0.47	5,110	341,100	0.47	5,110	66%
Norte Abierto, Chile (18)(26)	50%	—	—	—	598,800	0.60	11,620	598,800	0.60	11,620	74%
		70,400	1.44	3,250	1,122,400	0.75	26,880	1,192,800	0.79	30,130	78%
Australia
Boddington Open Pit	100%	237,400	0.70	5,360	239,100	0.66	5,080	476,500	0.68	10,440	86%
Boddington Stockpiles (10)	100%	2,700	0.68	60	79,100	0.43	1,090	81,800	0.44	1,150	79%
Total Boddington, Western Australia (19)		240,100	0.70	5,420	318,200	0.60	6,170	558,300	0.65	11,590	85%
Tanami, Northern Territory (20)	100%	12,700	4.97	2,040	22,100	5.25	3,740	34,800	5.15	5,780	98%
		252,800	0.92	7,460	340,300	0.91	9,910	593,100	0.91	17,370	89%
Africa
Ahafo South Open Pits (21)	100%	11,800	2.35	890	39,700	1.67	2,140	51,500	1.83	3,030	95%
Ahafo South Underground (22)	100%	9,400	3.76	1,140	12,700	2.68	1,100	22,100	3.14	2,240	94%
Ahafo South Stockpiles (10)	100%	28,300	0.92	830	—		—	28,300	0.92	830	89%
Total Ahafo South, Ghana		49,500	1.80	2,860	52,400	1.92	3,240	101,900	1.86	6,100	94%
Ahafo North, Ghana (23)	100%	—	—	—	46,300	2.40	3,570	46,300	2.40	3,570	91%
Akyem Open Pit (24)	100%	15,800	1.61	810	10,900	1.89	660	26,700	1.72	1,470	92%
Akyem Stockpiles (10)	100%	13,900	0.78	350	—	—	—	13,900	0.78	350	91%
Total Akyem, Ghana		29,700	1.22	1,160	10,900	1.89	660	40,600	1.40	1,820	91%
		79,200	1.58	4,020	109,600	2.12	7,470	188,800	1.89	11,490	92%
Nevada
NGM Open Pits	38.5%	10,000	1.86	600	119,500	1.21	4,650	129,500	1.26	5,250	70%
NGM Stockpiles (10)	38.5%	14,300	2.03	940	14,900	2.62	1,250	29,200	2.33	2,190	68%
NGM Underground	38.5%	13,600	9.95	4,340	28,000	8.39	7,560	41,600	8.90	11,900	88%
Total NGM, Nevada (25)		37,900	4.82	5,880	162,400	2.58	13,460	200,300	3.00	19,340	81%

Total Gold		639,200	1.24	25,510	2,078,600	1.01	67,330	2,717,800	1.06	92,840	81%

Gold Reserves at December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (x1000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
CC&V Open Pits (4)	100%	85,300	0.50	1,370	19,900	0.38	240	105,200	0.48	1,610	62%
CC&V Leach Pads (4)(5)	100%	—	—	—	33,000	0.82	880	33,000	0.82	880	57%
Total CC&V, Colorado		85,300	0.50	1,370	52,900	0.66	1,120	138,200	0.56	2,490	61%
Musselwhite, Canada (6)	100%	1,900	6.24	380	7,000	6.25	1,410	8,900	6.25	1,790	95%
Porcupine Underground (7)	100%	2,200	7.86	550	2,800	6.14	550	5,000	6.90	1,100	91%
Porcupine Open Pit (8)	100%	8,200	1.53	410	34,100	1.40	1,540	42,300	1.43	1,950	94%
Total Porcupine, Canada		10,400	2.87	960	36,900	1.76	2,090	47,300	2.01	3,050	93%
Éléonore, Canada (9)	100%	1,400	5.75	260	6,400	4.84	1,000	7,800	5.00	1,260	93%
Peñasquito Open Pits	100%	100,100	0.64	2,060	248,100	0.58	4,620	348,200	0.60	6,680	71%
Peñasquito Stockpiles (10)	100%	11,800	0.65	250	27,800	0.19	170	39,600	0.33	420	53%
Total Peñasquito, Mexico (11)		111,900	0.64	2,310	275,900	0.54	4,790	387,800	0.57	7,100	70%
		210,900	0.78	5,280	379,100	0.85	10,410	590,000	0.83	15,690	78%
South America
Yanacocha Open Pits (12)	51.35%	5,800	0.64	120	89,300	0.66	1,900	95,100	0.66	2,020	60%
Yanacocha Underground (13)	51.35%	—	—	—	7,000	6.20	1,390	7,000	6.20	1,390	97%
Total Yanacocha, Peru		5,800	0.64	120	96,300	1.06	3,290	102,100	1.04	3,410	75%
Merian, Suriname (14)	75%	50,100	1.30	2,100	57,400	1.01	1,870	107,500	1.15	3,970	93%
Cerro Negro, Argentina (15)	100%	2,400	8.35	630	6,600	9.10	1,940	9,000	8.90	2,570	91%
Pueblo Viejo Open Pits	40%	9,500	2.41	730	10,100	2.27	740	19,600	2.34	1,470	91%
Pueblo Viejo Stockpiles (10)	40%	—	—	—	35,800	2.30	2,640	35,800	2.30	2,640	89%
Total Pueblo Viejo, Dominican Republic (16)		9,500	2.41	730	45,900	2.29	3,380	55,400	2.31	4,110	90%
NuevaUnión, Chile (17)(26)	50%	—	—	—	341,100	0.47	5,110	341,100	0.47	5,110	66%
Norte Abierto, Chile (18)(26)	50%	—	—	—	598,800	0.60	11,620	598,800	0.60	11,620	74%
		67,800	1.65	3,580	1,146,100	0.74	27,210	1,213,900	0.79	30,790	79%
Australia
Boddington Open Pit	100%	247,100	0.68	5,430	287,600	0.66	6,060	534,700	0.67	11,490	85%
Boddington Stockpiles (10)	100%	1,600	0.79	40	84,800	0.43	1,160	86,400	0.43	1,200	78%
Total Boddington, Western Australia (19)		248,700	0.69	5,470	372,400	0.60	7,220	621,100	0.64	12,690	85%
Tanami, Northern Territory (20)	100%	14,600	4.89	2,290	21,600	5.15	3,580	36,200	5.05	5,870	98%
		263,300	0.92	7,760	394,000	0.85	10,800	657,300	0.88	18,560	89%
Africa
Ahafo South Open Pits (21)	100%	11,900	2.41	910	38,100	1.75	2,140	50,000	1.90	3,050	90%
Ahafo South Underground (22)	100%	7,500	3.91	950	9,600	3.23	990	17,100	3.53	1,940	94%
Ahafo South Stockpiles (10)	100%	36,200	0.92	1,070	—	—	—	36,200	0.92	1,070	88%
Total Ahafo South, Ghana		55,600	1.64	2,930	47,700	2.04	3,130	103,300	1.82	6,060	91%
Ahafo North, Ghana (23)	100%	—	—	—	45,100	2.40	3,480	45,100	2.40	3,480	91%
Akyem Open Pit (24)	100%	17,100	1.67	920	17,100	1.73	950	34,200	1.70	1,870	91%
Akyem Stockpiles (10)	100%	15,100	0.82	400	—	—	—	15,100	0.82	400	90%
Total Akyem, Ghana		32,200	1.27	1,320	17,100	1.73	950	49,300	1.43	2,270	90%
		87,800	1.51	4,250	109,900	2.14	7,560	197,700	1.86	11,810	91%
Nevada
NGM Open Pits	38.5%	10,500	1.68	570	123,800	1.22	4,870	134,300	1.26	5,440	70%
NGM Stockpiles (10)	38.5%	33,300	2.36	2,530	—	—	—	33,300	2.36	2,530	71%
NGM Underground	38.5%	15,200	10.07	4,930	14,500	9.61	4,490	29,700	9.85	9,420	88%
Total NGM, Nevada (25)		59,000	4.23	8,030	138,300	2.11	9,360	197,300	2.74	17,390	80%

Total Gold		688,800	1.31	28,900	2,167,400	0.94	65,340	2,856,200	1.03	94,240	82%
____________________________
(1)Gold reserves, at sites in which Newmont is the operator, for 2021 and 2020 were estimated at a gold price of $1,200 per ounce unless otherwise noted. Reserves provided by other operators may use pricing that differs.

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
(4)Cut-off grades utilized in 2021 reserves were as follows: oxide mill material not less than 1.32 gram per tonne and leach material not less than 0.10 gram per tonne.
(5)Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)Cut-off grade utilized in 2021 reserves not less than 3.10 gram per tonne.
(7)Cut-off grade utilized in 2021 reserves not less than 4.00 gram per tonne.
(8)Cut-off grade utilized in 2021 reserves not less than 0.44 gram per tonne.
(9)Cut-off grade utilized in 2021 reserves not less than 4.30 gram per tonne.
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
(12)Gold cut-off grades utilized in 2021 reserves were as follows: oxide leach material not less than 0.07 gram per tonne and refractory mill material not less than 1.45 gram per tonne.
(13)Gold cut-off grades utilized in 2021 were as follows: oxide mill material not less than 2.10 gram per tonne and refractory mill material varies with level of copper and silver credits.
(14)Cut-off grade utilized in 2021 reserves not less than 0.33 gram per tonne.
(15)Cut-off grade utilized in 2021 reserves not less than 5.00 gram per tonne.
(16)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(17)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(18)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(19)Gold cut-off grade varies with level of copper credits.
(20)Cut-off grade utilized in 2021 reserves not less than 2.20 gram per tonne.
(21)Cut-off grade utilized in 2021 reserves not less than 0.46 gram per tonne.
(22)Cut-off grade utilized in 2021 reserves not less than 2.40 gram per tonne.
(23)Cut-off grade utilized in 2021 reserves not less than 0.57 gram per tonne.
(24)Cut-off grade utilized in 2021 reserves not less than 0.56 gram per tonne.
(25)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(26)Currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.
(27)In February 2022, the Company increased its ownership interest in Yanacocha to 95% by acquiring Buenaventura’s 43.65% noncontrolling interest. See Note 1 of the Consolidated Financial Statements for further information.
(28)Amounts presented herein have been rounded to the nearest 10,000 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2021 and 2020:

Copper Reserves at December 31, 2021 (1)(12)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
Yanacocha Open Pits and Underground, Peru (4)	51.35%	—		—	57,700	0.61%	780	57,700	0.61%	780	84%
NuevaUnión, Chile (5)(6)	50%	—		—	1,118,000	0.40%	9,800	1,118,000	0.40%	9,800	88%
Norte Abierto, Chile (6)(7)	50%	—		—	598,800	0.22%	2,890	598,800	0.22%	2,890	87%
		—		—	1,774,500	0.34%	13,470	1,774,500	0.34%	13,470	87%
Australia
Boddington Open Pit, Western Australia (8)	100%	237,400	0.10%	540	239,100	0.11%	590	476,500	0.11%	1,130	82%
Boddington Stockpiles, Western Australia (9)	100%	2,600	0.09%	10	79,100	0.09%	150	81,700	0.09%	160	77%
		240,000	0.10%	550	318,200	0.11%	740	558,200	0.11%	1,290	82%
Nevada
NGM, Nevada (10)	38.5%	6,900	0.17%	30	80,200	0.17%	300	87,100	0.17%	330	65%
		6,900	0.17%	30	80,200	0.17%	300	87,100	0.17%	330	65%
Total Copper		246,900	0.11%	580	2,172,900	0.30%	14,510	2,419,800	0.28%	15,090	87%

Copper Reserves at December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
Yanacocha Open Pits and Underground, Peru (4)(11)	51.35%	—		—	57,700	0.62%	790	57,700	0.62%	790	83%
NuevaUnión, Chile (5)(6)	50%	—		—	1,118,000	0.40%	9,800	1,118,000	0.40%	9,800	88%
Norte Abierto, Chile (6)(7)	50%	—		—	598,800	0.22%	2,890	598,800	0.22%	2,890	87%
		—		—	1,774,500	0.34%	13,480	1,774,500	0.34%	13,480	87%
Australia
Boddington Open Pit, Western Australia (8)	100%	247,100	0.10%	540	287,600	0.11%	720	534,700	0.11%	1,260	82%
Boddington Stockpiles, Western Australia (9)	100%	1,600	0.10%	—	84,800	0.09%	160	86,400	0.09%	160	75%
		248,700	0.10%	540	372,400	0.11%	880	621,100	0.10%	1,420	81%
Nevada
NGM, Nevada (10)	38.5%	14,100	0.20%	60	68,500	0.17%	260	82,600	0.18%	320	64%
		14,100	0.20%	60	68,500	0.17%	260	82,600	0.18%	320	64%
Total Copper		262,800	0.10%	600	2,215,400	0.30%	14,620	2,478,200	0.28%	15,220	86%
____________________________
(1)Copper reserves, at sites in which Newmont is the operator, for 2021 and 2020 were estimated at a copper price of $2.75 per pound. Reserves provided by other operators may use pricing that differs.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 10 million.
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
(11)In February 2022, the Company increased its ownership interest in Yanacocha to 95% by acquiring Buenaventura’s 43.65% noncontrolling interest. See Note 1 of the Consolidated Financial Statements for further information.
(12)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2021 and 2020:

Silver Reserves at December 31, 2021 (1)(15)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico(4)	100%	107,200	38.79	133,650	219,100	32.75	230,760	326,300	34.73	364,410	87%
Peñasquito Stockpiles, Mexico(5)	100%	7,800	31.10	7,810	27,900	24.15	21,670	35,700	25.67	29,480	87%
		115,000	38.26	141,460	247,000	31.78	252,430	362,000	33.84	393,890	87%
South America
Yanacocha Open Pits and Underground, Peru(6)	51.35%	1,200	7.57	280	48,900	19.08	30,000	50,100	18.80	30,280	55%
Yanacocha Stockpiles, Peru(5)	51.35%	1,400	31.48	1,450	—	—	—	1,400	31.48	1,450	75%
Yanacocha Leach Pads, Peru(7)	51.35%	—	—	—	47,300	8.16	12,400	47,300	8.16	12,400	5%
Total Yanacocha, Peru (14)		2,600	20.81	1,730	96,200	13.85	42,400	98,800	13.85	44,130	42%
Cerro Negro, Argentina(8)	100%	1,700	71.26	4,010	7,200	54.16	12,540	8,900	57.51	16,550	76%
Pueblo Viejo, Dominican Republic(9)	40%	5,000	11.18	1,790	45,600	14.85	21,790	50,600	14.49	23,580	77%
NuevaUnión, Chile(10)(11)	50%	—	—	—	1,118,000	1.31	47,170	1,118,000	1.31	47,170	66%
Norte Abierto, Chile(11)(12)	50%	—	—	—	598,800	1.52	29,340	598,800	1.52	29,340	74%
		9,300	25.14	7,530	1,865,800	2.56	153,240	1,875,100	2.67	160,770	63%
Nevada
NGM, Nevada(13)	38.5%	5,200	7.40	1,230	60,000	6.35	12,250	65,200	6.43	13,480	38%
		5,200	7.40	1,230	60,000	6.35	12,250	65,200	6.43	13,480	38%
Total Silver		129,500	36.08	150,220	2,172,800	5.98	417,920	2,302,300	7.68	568,140	74%

Silver Reserves at December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico	100%	100,100	38.74	124,690	248,100	33.63	268,200	348,200	35.10	392,890	88%
Peñasquito Stockpiles, Mexico(5)	100%	11,800	30.03	11,400	27,800	24.01	21,460	39,600	25.81	32,860	82%
		111,900	37.82	136,090	275,900	32.66	289,660	387,800	34.15	425,750	88%
South America
Yanacocha Open Pits and Underground, Peru	51.35%	2,800	8.89	810	52,900	18.29	31,100	55,700	17.82	31,910	53%
Yanacocha Stockpiles, Peru(5)	51.35%	1,400	36.81	1,670	1,300	35.14	1,450	2,700	36.02	3,120	73%
Yanacocha Leach Pads, Peru(7)	51.35%	—	—	—	55,400	8.18	14,560	55,400	8.18	14,560	5%
Total Yanacocha, Peru		4,200	18.19	2,480	109,600	13.85	47,110	113,800	13.85	49,590	40%
Cerro Negro, Argentina	100%	2,400	66.89	5,060	6,600	72.12	15,360	9,000	70.75	20,420	75%
Pueblo Viejo, Dominican Republic(9)	40%	9,500	12.01	3,660	45,900	15.81	23,330	55,400	15.16	26,990	77%
NuevaUnión, Chile(10)(11)	50%	—	—	—	1,118,000	1.31	47,170	1,118,000	1.31	47,170	66%
Norte Abierto, Chile(11)(12)	50%	—	—	—	598,800	1.52	29,340	598,800	1.52	29,340	74%
		16,100	21.67	11,200	1,878,900	2.69	162,310	1,895,000	2.85	173,510	63%
Nevada
NGM, Nevada(13)	38.5%	6,000	7.83	1,500	53,800	6.90	11,930	59,800	6.99	13,430	38%
		6,000	7.83	1,500	53,800	6.90	11,930	59,800	6.99	13,430	38%
Total Silver		134,000	34.55	148,790	2,208,600	6.53	463,900	2,342,600	8.14	612,690	79%
____________________________
(1)Silver reserves, at sites in which Newmont is the operator, for 2021 and 2020 were estimated at a silver price of $20 and $17 per ounce, respectively. Reserves provided by other operators may use pricing that differs.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Gold Proven and Probable Reserves tables above. Ounces may not recalculate as they are rounded to the nearest 10,000.

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
(9)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(10)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(11)Currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.
(12)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(13)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(14)In February 2022, the Company increased its ownership interest in Yanacocha to 95% by acquiring Buenaventura’s 43.65% noncontrolling interest. See Note 1 of the Consolidated Financial Statements for further information.
(15)Amounts presented herein have been rounded to the nearest 10,000 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
The following tables detail lead proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2021 and 2020:

Lead Reserves at December 31, 2021 (1)(6)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits (4)	100%	107,200	0.37%	880	219,100	0.3%	1,440	326,300	0.32%	2,320	73%
Peñasquito Stockpiles (5)	100%	7,800	0.34%	60	27,900	0.32%	200	35,700	0.33%	260	73%
Total Lead		115,000	0.37%	940	247,000	0.3%	1,640	362,000	0.32%	2,580	73%

Lead Reserves at December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits (4)	100%	100,100	0.39%	870	248,100	0.33%	1,780	348,200	0.34%	2,650	78%
Peñasquito Stockpiles (5)	100%	11,800	0.36%	90	27,800	0.32%	200	39,600	0.33%	290	64%
Total Lead		111,900	0.39%	960	275,900	0.32%	1,980	387,800	0.34%	2,940	76%
____________________________
(1)Lead reserves for 2021 and 2020 were estimated at a lead price of $0.90 per pound.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Copper Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
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
(6)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

The following tables detail zinc proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2021 and 2020:

Zinc Reserves at December 31, 2021 (1)(6)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits (4)	100%	107,200	0.96%	2,260	219,100	0.74%	3,590	326,300	0.81%	5,850	81%
Peñasquito Stockpiles (5)	100%	7,800	0.67%	120	27,900	0.45%	280	35,700	0.5%	400	81%
Total Zinc		115,000	0.94%	2,380	247,000	0.71%	3,870	362,000	0.78%	6,250	81%

Zinc Reserves at December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits (4)	100%	100,100	0.98%	2,170	248,100	0.77%	4,210	348,200	0.83%	6,380	82%
Peñasquito Stockpiles (5)	100%	11,800	0.62%	160	27,800	0.44%	270	39,600	0.49%	430	72%
Total Zinc		111,900	0.94%	2,330	275,900	0.74%	4,480	387,800	0.80%	6,810	82%
____________________________
(1)Zinc reserves for 2021 and 2020 were estimated at a zinc price of $1.15 per pound.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Copper Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
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
(6)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
The following tables detail molybdenum proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2021 and 2020:

Molybdenum Reserves at December 31, 2021 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	—		—	776,900	0.02%	270	776,900	0.02%	270	48%
Total Molybdenum		—		—	776,900	0.02%	270	776,900	0.02%	270	48%

Molybdenum Reserves at December 31, 2020 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	—		—	776,900	0.02%	270	776,900	0.02%	270	48%
Total Molybdenum		—		—	776,900	0.02%	270	776,900	0.02%	270	48%
____________________________
(1)Reserves estimates were estimated based on prices set by the NuevaUnión joint venture. The project is currently undeveloped.
(2)See footnote (2) to the Gold Proven and Probable Reserves tables above. Tonnages are rounded to nearest 100,000.
(3)See footnote (3) to the Copper Proven and Probable Reserves tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Currently included in Corporate and Other in Note 4 of the Consolidated Financial Statements.

Measured, Indicated, and Inferred Resources
All of our resources are located on land (i) we own or control, or (ii) that is owned or controlled by business entities established with our joint venture partners, in which the Company owns its pro-rata share of the capital stock, membership units, or interests. The risks that could affect title to our property are included above in Part I, Item 1A, Risk Factors.
The measured, indicated, and inferred resource figures presented herein are estimates based on information available at the time of calculation and are exclusive of reserves. A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade, or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. The reference point for mineral resources is in situ. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. Ounces of gold and silver or pounds of copper, zinc, lead, and molybdenum included in the measured, indicated and inferred resources are those contained prior to losses during metallurgical treatment. The terms "measured resource," "indicated resource," and "inferred resource" mean that part of a mineral resource for which quantity and grade or quality are estimated on the basis of geological evidence and sampling that is considered to be comprehensive, adequate, or limited, respectively.
Market fluctuations in the price of gold, silver, copper, zinc, lead and molybdenum, as well as increased production costs or reduced metallurgical recovery rates, could change future estimates of resources. Metal price assumptions are based on approximately a fifteen to twenty-five percent premium over reserve prices.
Our exploration efforts are directed to the discovery of new resources and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other regions globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $209, $187 and $265 in 2021, 2020 and 2019, respectively.
We had attributable measured and indicated gold resources of 68.3 million ounces and attributable inferred gold resources of 33.2 million ounces at December 31, 2021. For 2021 and 2020, attributable measured, indicated, and inferred gold resources were estimated at a gold price assumption of $1,400 per ounce.
The resource figures presented herein do not include that part of our resources that have been converted to Proven and Probable Reserves as shown above, as they are reported exclusive of reserves, and have been estimated based on information available at the time of calculation.
Measured, indicated, and inferred resources disclosed at December 31, 2021 have been prepared in accordance with the new Regulation S-K 1300 requirements of the SEC. Measured, indicated, and inferred resources were not presented in our 2020 10-K filed with the SEC on February 18, 2021 but rather Mineralized Material was disclosed. Mineralized Material was comprised of Measured and Indicated resources that we estimated based on our internal methodology and provided only estimates of tonnage and grade. While not included in Mineralized Material at December 31, 2020, our internal methodology also included the estimation of Inferred Resources. This historical methodology was not significantly impacted as a result of implementing the new Regulation S-K 1300 requirements and therefore we believe the amounts presented at December 31, 2021 and 2020, under the respective methodologies, are comparable.
The Company has internal controls for reviewing and documenting the information supporting the mineral reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. These internal control processes were not materially impacted by the adoption of S-K 1300. Information that is utilized to compile mineral reserves and resources is prepared and certified by appropriately qualified persons at the mine site level and is subject to our internal review process which includes review by the Newmont-designated region and the Qualified Person (“QP”) based in our corporate office in Denver, Colorado. Additionally, all material sites are audited every other year and the non-material sites on a three-year cycle completed by subject matter experts for compliance to internal standards and guidelines as well as regulatory requirements. The QP presents the mineral reserve and mineral resource information to the Audit Committee and the Disclosure Committee on an annual basis for further review.
We publish measured, indicated, and inferred resources annually, and will recalculate them at December 31, 2022, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2022.
The following tables detail measured, indicated, and inferred resources reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2021 and 2020.

Gold Resources at December 31, 2021 (1)(2)(11)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
North America
CC&V, Colorado	100%	54,000	0.41	700	24,100	0.38	300	78,100	0.40	1,000	12,700	0.39	160	62%
Musselwhite, Canada	100%	1,400	3.58	160	2,300	3.55	270	3,700	3.56	430	3,200	4.22	440	96%
Porcupine Underground	100%	300	5.25	50	900	6.12	180	1,200	5.92	230	1,100	6.43	220	92%
Porcupine Open Pit	100%	500	0.49	10	83,200	1.40	3,750	83,700	1.40	3,760	77,000	1.24	3,070	92%
Total Porcupine, Canada		800	2.33	60	84,100	1.45	3,930	84,900	1.46	3,990	78,100	1.31	3,290	92%
Éléonore, Canada	100%	300	5.72	50	1,700	4.73	260	2,000	4.86	310	3,800	5.28	650	91%
Peñasquito, Mexico	100%	31,400	0.27	280	176,600	0.27	1,500	208,000	0.27	1,780	89,800	0.40	1,160	69%
Noche Buena, Mexico	50%	—	—	—	21,000	0.37	250	21,000	0.37	250	1,600	0.21	10	50%
Coffee, Canada	100%	1,000	2.01	60	54,500	1.19	2,080	55,500	1.20	2,140	6,800	1.07	230	80%
Galore Creek, Canada (4)	50%	128,400	0.36	1,500	423,400	0.23	3,130	551,800	0.26	4,630	99,100	0.21	670	73%
		217,300	0.40	2,810	787,700	0.46	11,720	1,005,000	0.45	14,530	295,100	0.70	6,610	79%
South America
Conga, Peru	51.35%	—	—	—	356,300	0.65	7,490	356,300	0.65	7,490	118,400	0.39	1,480	75%
Yanacocha Open Pit	51.35%	5,500	0.42	70	52,400	0.46	770	57,900	0.46	840	96,700	0.80	2,470	66%
Yanacocha Underground	51.35%	—	6.29	10	1,800	6.28	370	1,800	6.28	380	1,900	4.93	300	97%
Total Yanacocha, Peru (10)		5,500	0.45	80	54,200	0.65	1,140	59,700	0.64	1,220	98,600	0.87	2,770	70%
Merian, Suriname	75%	4,500	0.94	140	32,600	1.14	1,200	37,100	1.12	1,340	28,500	1.01	920	88%
Cerro Negro Underground	100%	100	5.48	20	1,300	7.38	300	1,400	7.25	320	7,500	6.85	1,650	93%
Cerro Negro Open Pit	100%	900	4.40	120	1,000	4.09	130	1,900	4.24	250	100	3.49	10	90%
Total Cerro Negro, Argentina	100%	1,000	4.51	140	2,300	5.96	430	3,300	5.52	570	7,600	6.82	1,660	93%
Pueblo Viejo, Dominican Republic (5)	40%	37,300	2.01	2,410	57,100	1.89	3,470	94,400	1.94	5,880	25,400	1.72	1,410	89%
NuevaUnión, Chile (6)	50%	4,800	0.47	70	118,300	0.59	2,260	123,100	0.59	2,330	239,800	0.40	3,050	68%
Norte Abierto, Chile (7)	50%	77,200	0.61	1,510	596,900	0.49	9,320	674,100	0.50	10,830	369,600	0.37	4,360	76%
Agua Rica, Argentina (8)	18.75%	141,900	0.25	1,150	137,400	0.15	650	279,300	0.20	1,800	139,900	0.09	410	35%
		272,200	0.63	5,500	1,355,100	0.60	25,960	1,627,300	0.60	31,460	1,027,800	0.49	16,060	73%
Australia
Boddington, Western Australia	100%	96,200	0.53	1,640	180,500	0.54	3,110	276,700	0.53	4,750	3,300	0.50	50	84%
Tanami Open Pit	100%	10,200	1.88	620	16,600	1.69	900	26,800	1.76	1,520	2,900	1.62	150	90%
Tanami Underground	100%	1,400	3.11	140	4,900	4.25	660	6,300	4.00	800	9,600	5.39	1,670	97%
Total Tanami, Northern Territory	100%	11,600	2.03	760	21,500	2.27	1,560	33,100	2.18	2,320	12,500	4.53	1,820	97%
		107,800	0.69	2,400	202,000	0.72	4,670	309,800	0.71	7,070	15,800	3.68	1,870	89%

Gold Resources at December 31, 2021 (1)(2)(11) (continued)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
Africa
Ahafo South	100%	500	0.56	10	30,000	1.16	1,120	30,500	1.15	1,130	13,500	1.33	570	93%
Ahafo Underground	100%	—		—	16,600	3.99	2,120	16,600	3.99	2,120	10,800	3.34	1,160	90%
Total Ahafo South, Ghana		500	0.56	10	46,600	2.16	3,240	47,100	2.15	3,250	24,300	2.21	1,730	91%
Ahafo North Open Pits, Ghana	100%	2,800	1.21	100	10,400	1.90	630	13,200	1.76	730	9,800	1.60	500	92%
Akyem Open Pits	100%	900	0.57	20	1,100	0.67	20	2,000	0.62	40	1,300	1.43	60	91%
Akyem Underground	100%	—		—	6,800	3.69	810	6,800	3.69	810	5,400	2.97	520	93%
Total Akyem, Ghana		900	0.57	20	7,900	3.27	830	8,800	3.00	850	6,700	2.69	580	92%
		4,200	1.01	130	64,900	2.26	4,700	69,100	2.18	4,830	40,800	2.15	2,810	91%
Nevada
NGM Open Pits and Stockpiles	38.5%	18,300	1.89	1,110	181,100	0.90	5,230	199,400	0.99	6,340	101,100	0.82	2,670	67%
NGM Underground	38.5%	8,500	5.89	1,610	11,900	6.35	2,430	20,400	6.16	4,040	15,300	6.48	3,180	86%
Total NGM, Nevada (9)		26,800	3.17	2,720	193,000	1.23	7,660	219,800	1.47	10,380	116,400	1.56	5,850	76%
		26,800	3.17	2,720	193,000	1.23	7,660	219,800	1.47	10,380	116,400	1.56	5,850	76%
Total Gold		628,300	0.67	13,560	2,602,700	0.65	54,710	3,231,000	0.66	68,270	1,495,900	0.69	33,200	76%

Gold Resources at December 31, 2020 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)
North America
CC&V, Colorado	100%	103,200	0.42	1,400	57,800	0.38	710	161,000	0.41	2,110	20,000	0.35	220
Musselwhite, Canada	100%	900	4.00	110	1,900	3.72	230	2,800	3.81	340	2,700	4.65	410
Porcupine Underground	100%	100	5.41	20	500	6.68	110	600	6.42	130	1,900	4.20	260
Porcupine Open Pit	100%	1,400	0.72	30	83,300	1.40	3,750	84,700	1.39	3,780	77,100	1.24	3,070
Total Porcupine, Canada		1,500	1.04	50	83,800	1.43	3,860	85,300	1.43	3,910	79,000	1.31	3,330
Éléonore, Canada	100%	300	5.13	50	2,700	4.44	390	3,000	4.51	440	2,500	5.65	460
Peñasquito, Mexico	100%	34,900	0.28	310	241,900	0.27	2,110	276,800	0.27	2,420	150,900	0.40	1,910
Noche Buena, Mexico	50%	—		—	27,500	0.37	330	27,500	0.37	330	2,500	0.22	20
Coffee, Canada	100%	1,000	2.01	60	54,500	1.19	2,080	55,500	1.20	2,140	6,800	1.07	230
Galore Creek, Canada (4)	50%	128,400	0.36	1,510	423,400	0.23	3,120	551,800	0.26	4,630	99,100	0.21	670
		270,200	0.40	3,490	893,500	0.45	12,830	1,163,700	0.44	16,320	363,500	0.62	7,250
South America
Conga, Peru	51.35%	—		—	356,300	0.65	7,490	356,300	0.65	7,490	118,400	0.39	1,480
Yanacocha Open Pit	51.35%	4,400	0.45	70	66,600	0.43	930	71,000	0.44	1,000	98,700	0.81	2,560
Yanacocha Underground	51.35%	—	6.29	10	1,800	6.28	370	1,800	6.28	380	1,900	4.93	300
Total Yanacocha, Peru		4,400	0.57	80	68,400	0.59	1,300	72,800	0.59	1,380	100,600	0.88	2,860
Merian, Suriname	75%	7,300	0.92	220	38,400	1.07	1,320	45,700	1.05	1,540	32,600	0.86	900
Cerro Negro Underground	100%	100	4.68	10	7,000	7.15	1,600	7,100	7.11	1,610	2,600	7.62	630
Cerro Negro Open Pit	100%	900	4.40	130	1,000	4.09	130	1,900	4.24	260	100	3.49	10
Total Cerro Negro, Argentina	100%	1,000	4.43	140	8,000	6.77	1,730	9,000	6.51	1,870	2,700	7.52	640
Pueblo Viejo, Dominican Republic (5)	40%	34,800	2.02	2,260	56,700	1.88	3,430	91,500	1.93	5,690	27,500	1.79	1,580
NuevaUnión, Chile (6)	50%	4,800	0.47	70	118,300	0.59	2,260	123,100	0.59	2,330	239,800	0.40	3,050
Norte Abierto, Chile (7)	50%	77,300	0.61	1,500	596,900	0.49	9,310	674,200	0.50	10,810	369,600	0.37	4,370
Agua Rica, Argentina (8)	18.75%	141,900	0.25	1,150	137,400	0.15	650	279,300	0.20	1,800	139,900	0.09	410
		271,500	0.62	5,420	1,380,400	0.62	27,490	1,651,900	0.62	32,910	1,031,100	0.46	15,290
Australia
Boddington, Western Australia	100%	62,500	0.51	1,030	149,300	0.51	2,460	211,800	0.51	3,490	3,900	0.45	60
Tanami Open Pit	100%	3,600	1.85	210	14,200	1.75	800	17,800	1.77	1,010	7,600	2.07	510
Tanami Underground	100%	300	2.71	30	3,000	4.63	450	3,300	4.46	480	12,000	5.71	2,200
Total Tanami, Northern Territory	100%	3,900	1.91	240	17,200	2.25	1,250	21,100	2.19	1,490	19,600	4.29	2,710
		66,400	0.60	1,270	166,500	0.69	3,710	232,900	0.67	4,980	23,500	3.65	2,770

Gold Resources at December 31, 2020 (1)(2) (continued)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)
Africa
Ahafo South	100%	500	0.63	10	24,800	1.15	920	25,300	1.14	930	12,300	1.36	540
Ahafo Underground	100%	—		—	15,900	3.96	2,020	15,900	3.96	2,020	6,400	3.30	680
Total Ahafo South, Ghana		500	0.63	10	40,700	2.25	2,940	41,200	2.23	2,950	18,700	2.03	1,220
Ahafo North Open Pits, Ghana	100%	2,000	1.24	80	8,300	1.99	530	10,300	1.84	610	7,100	1.78	410
Akyem Open Pits	100%	900	0.54	20	1,400	0.54	30	2,300	0.54	50	2,600	1.20	100
Akyem Underground	100%	—		—	5,300	3.85	650	5,300	3.85	650	3,700	3.31	390
Total Akyem, Ghana		900	0.54	20	6,700	3.16	680	7,600	2.86	700	6,300	2.42	490
		3,400	0.96	110	55,700	2.32	4,150	59,100	2.24	4,260	32,100	2.05	2,120
Nevada
NGM Open Pits and Stockpiles	38.5%	17,100	1.56	860	159,300	0.98	5,020	176,400	1.04	5,880	53,300	0.78	1,330
NGM Underground	38.5%	5,900	7.11	1,340	19,100	6.43	3,950	25,000	6.59	5,290	12,600	6.91	2,790
Total NGM, Nevada (9)		23,000	2.97	2,200	178,400	1.56	8,970	201,400	1.72	11,170	65,900	1.94	4,120
		23,000	2.97	2,200	178,400	1.56	8,970	201,400	1.72	11,170	65,900	1.94	4,120
Total Gold		634,500	0.61	12,490	2,674,500	0.67	57,150	3,309,000	0.65	69,640	1,516,100	0.65	31,550
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources, at sites in which Newmont is the operator, are estimated at a gold price of $1,400 per ounce for 2021 and 2020. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000. Ounces may not recalculate as they have been rounded to the nearest 10,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 10,000.
(4)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(5)Resource estimates provided by Barrick, the operator of Pueblo Viejo.
(6)Project is currently undeveloped. Resource estimates provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Resource estimates provided by the Norte Abierto joint venture.
(8)Project is currently undeveloped. Resource estimates provided by Yamana, the operator of the Agua Rica joint venture.
(9)Resource estimates provided by Barrick, the operator of the NGM joint venture
(10)In February 2022, the Company increased its ownership interest in Yanacocha to 95% by acquiring Buenaventura’s 43.65% noncontrolling interest. See Note 1 of the Consolidated Financial Statements for further information.
(11)Amounts presented herein have been rounded to the nearest 10,000 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

Copper Resources at December 31, 2021 (1)(2)(10)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Galore Creek, Canada (4)	50%	128,400	0.72%	2,030	423,400	0.39%	3,630	551,800	0.47%	5,660	99,100	0.27%	600	91%
		128,400	0.72%	2,030	423,400	0.39%	3,630	551,800	0.47%	5,660	99,100	0.27%	600	91%
South America
Conga, Peru	51.35%	—	—%	—	356,300	0.26%	2,040	356,300	0.26%	2,040	118,400	0.19%	490	84%
Yanacocha Open Pits and Stockpiles	51.35%	—	—%	—	48,600	0.39%	420	48,600	0.39%	420	18,700	0.39%	160	80%
Yanacocha Underground	51.35%	—	—%	—	1,800	0.09%	—	1,800	0.09%	—	1,900	0.13%	10	96%
Total Yanacocha, Peru (9)		—	—%	—	50,400	0.38%	420	50,400	0.38%	420	20,600	0.37%	170	81%
NuevaUnión, Chile (5)	50%	164,300	0.19%	700	349,900	0.34%	2,650	514,200	0.30%	3,350	602,100	0.39%	5,150	89%
Norte Abierto, Chile (6)	50%	57,600	0.24%	310	551,200	0.19%	2,340	608,800	0.20%	2,650	361,700	0.18%	1,450	90%
Agua Rica, Argentina (7)	18.75%	141,900	0.51%	1,580	137,400	0.36%	1,100	279,300	0.43%	2,680	139,900	0.23%	710	86%
		363,800	0.32%	2,590	1,445,200	0.27%	8,550	1,809,000	0.28%	11,140	1,242,700	0.29%	7,970	87%
Australia
Boddington, Western Australia	100%	96,200	0.11%	220	180,500	0.11%	450	276,700	0.11%	670	3,300	0.09%	10	82%
		96,200	0.11%	220	180,500	0.11%	450	276,700	0.11%	670	3,300	0.09%	10	82%
Nevada
NGM, Nevada (8)	38.5%	3,100	0.14%	10	111,500	0.14%	340	114,600	0.14%	350	19,900	0.13%	60	66%
		3,100	0.14%	10	111,500	0.14%	340	114,600	0.14%	350	19,900	0.13%	60	66%
Total Copper		591,500	0.37%	4,850	2,160,600	0.27%	12,970	2,752,100	0.29%	17,820	1,365,000	0.29%	8,640	88%

Copper Resources at December 31, 2020 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)
North America
Galore Creek, Canada (4)	50%	128,400	0.72%	2,030	423,400	0.39%	3,630	551,800	0.47%	5,660	99,100	0.27%	600
		128,400	0.72%	2,030	423,400	0.39%	3,630	551,800	0.47%	5,660	99,100	0.27%	600
South America
Conga, Peru	51.35%	—	—%	—	356,300	0.26%	2,040	356,300	0.26%	2,040	118,400	0.19%	490
Yanacocha Open Pits and Stockpiles	51.35%	—	—%	—	48,600	0.39%	420	48,600	0.39%	420	18,700	0.39%	160
Yanacocha Underground	51.35%	—	—%	—	1,800	0.09%	—	1,800	0.09%	—	1,900	0.13%	10
Total Yanacocha, Peru		—	—%	—	50,400	0.38%	420	50,400	0.38%	420	20,600	0.36%	170
NuevaUnión, Chile (5)	50%	164,300	0.19%	700	349,900	0.34%	2,650	514,200	0.30%	3,350	602,200	0.39%	5,150
Norte Abierto, Chile (6)	50%	57,600	0.24%	310	551,200	0.19%	2,340	608,800	0.20%	2,650	361,800	0.18%	1,450
Agua Rica, Argentina (7)	18.75%	141,900	0.51%	1,580	137,400	0.36%	1,100	279,300	0.44%	2,680	139,900	0.23%	710
		363,800	0.32%	2,590	1,445,200	0.27%	8,550	1,809,000	0.28%	11,140	1,242,900	0.29%	7,970
Australia
Boddington, Western Australia	100%	62,500	0.11%	150	149,300	0.12%	380	211,800	0.11%	530	3,900	0.09%	10
		62,500	0.11%	150	149,300	0.12%	380	211,800	0.11%	530	3,900	0.09%	10
Nevada
NGM, Nevada (8)	38.5%	11,200	0.16%	40	83,200	0.14%	250	94,400	0.14%	290	13,000	0.15%	40
		11,200	0.16%	40	83,200	0.14%	250	94,400	0.14%	290	13,000	0.15%	40
Total Copper		565,900	0.39%	4,810	2,101,100	0.28%	12,810	2,667,000	0.30%	17,620	1,358,900	0.29%	8,620
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources, at sites in which Newmont is the operator, are estimated at a copper price of $3.25 per pound for 2021 and 2020. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(5)Project is currently undeveloped. Resource estimates provided by the NuevaUnión joint venture.
(6)Project is currently undeveloped. Resource estimates provided by the Norte Abierto joint venture.
(7)Project is currently undeveloped. Resource estimates provided by Yamana, the operator of the Agua Rica joint venture.
(8)Resource estimates provided by Barrick, the operator of the NGM joint venture
(9)In February 2022, the Company increased its ownership interest in Yanacocha to 95% by acquiring Buenaventura’s 43.65% noncontrolling interest. See Note 1 of the Consolidated Financial Statements for further information.
(10)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

Silver Resources at December 31, 2021 (1)(2)(11)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico	100%	31,400	25.71	25,990	176,600	26.36	149,620	208,000	26.26	175,610	89,800	28.00	80,840	87%
Noche Buena, Mexico	50%	—	—	—	21,000	13.94	9,400	21,000	13.94	9,400	1,600	11.08	570	25%
Galore Creek, Canada (4)	50%	128,400	5.79	23,900	423,400	3.75	51,030	551,800	4.22	74,930	99,100	2.65	8,440	64%
		159,800	9.71	49,890	621,000	10.52	210,050	780,800	10.35	259,940	190,500	14.67	89,850	75%
South America
Conga, Peru	51.35%	—	—	—	356,300	2.06	23,580	356,300	2.06	23,580	89,900	1.13	3,250	70%
Yanacocha Open Pits and Stockpiles	51.35%	4,600	3.31	490	44,600	13.09	18,750	49,200	12.17	19,240	14,400	13.09	6,070	43%
Yanacocha Underground	51.35%	—	1.13	—	1,800	64.29	3,760	1,800	62.68	3,760	1,900	37.56	2,260	87%
Total Yanacocha, Peru (10)		4,600	3.31	490	46,400	15.09	22,510	51,000	14.03	23,000	16,300	15.90	8,330	55%
Cerro Negro Underground	100%	100	46.22	140	1,300	57.30	2,360	1,400	56.55	2,500	7,500	39.04	9,400	75%
Cerro Negro Open Pit	100%	900	8.53	240	1,000	7.87	250	1,900	8.18	490	100	11.07	20	60%
Total Cerro Negro, Argentina		1,000	12.15	380	2,300	35.92	2,610	3,300	28.76	2,990	7,600	38.80	9,420	74%
Pueblo Viejo, Dominican Republic (5)	40%	37,300	11.51	13,800	57,100	10.85	19,940	94,400	11.11	33,740	25,400	9.00	7,360	74%
NuevaUnión, Chile (6)	50%	164,300	0.96	5,080	349,800	1.19	13,360	514,100	1.12	18,440	602,100	1.16	22,520	66%
Norte Abierto, Chile (7)	50%	77,200	1.20	2,990	596,900	1.07	20,550	674,100	1.09	23,540	369,600	0.95	11,340	78%
Agua Rica, Argentina (8)	18.75%	120,200	2.90	11,190	135,700	2.41	10,520	255,900	2.64	21,710	139,300	1.62	7,260	43%
		404,600	2.61	33,930	1,544,500	2.28	113,070	1,949,100	2.35	147,000	1,250,200	1.73	69,480	61%
Nevada
NGM, Nevada (9)	38.5%	2,900	5.57	520	84,000	5.54	14,960	86,900	5.54	15,480	18,900	5.60	3,410	38%
		2,900	5.57	520	84,000	5.54	14,960	86,900	5.54	15,480	18,900	5.60	3,410	38%
Total Silver		567,300	4.62	84,340	2,249,500	4.68	338,080	2,816,800	4.66	422,420	1,459,600	3.47	162,740	66%

Silver Resources at December 31, 2020 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)
North America
Peñasquito, Mexico	100%	34,900	26.81	30,080	241,900	26.74	207,990	276,800	26.75	238,070	150,900	26.36	127,920
Noche Buena, Mexico	50%	—		—	27,500	12.35	10,920	27,500	12.35	10,920	2,500	8.08	640
Galore Creek, Canada (4)	50%	128,400	5.79	23,900	423,400	3.75	51,020	551,800	4.22	74,920	99,100	2.65	8,440
		163,300	10.28	53,980	692,800	12.12	269,930	856,100	11.77	323,910	252,500	16.88	137,000
South America
Conga, Peru	51.35%	—		—	356,300	2.06	23,580	356,300	2.06	23,580	89,900	1.13	3,250
Yanacocha Open Pits and Stockpiles	51.35%	4,200	2.71	370	40,900	14.13	18,590	45,100	13.07	18,960	14,100	13.86	6,280
Yanacocha Underground	51.35%	—		—	1,800	64.29	3,760	1,800	62.68	3,760	1,900	37.56	2,260
Total Yanacocha, Peru		4,200	2.71	370	42,700	16.28	22,350	46,900	15.07	22,720	16,000	16.60	8,540
Cerro Negro Underground	100%	100	52.14	150	7,000	35.15	7,870	7,100	35.37	8,020	2,600	65.53	5,440
Cerro Negro Open Pit	100%	900	8.53	240	1,000	7.87	250	1,900	8.18	490	100	11.07	20
Total Cerro Negro, Argentina		1,000	12.56	390	8,000	31.80	8,120	9,000	29.70	8,510	2,700	64.21	5,460
Pueblo Viejo, Dominican Republic (5)	40%	34,800	10.24	11,480	56,700	8.84	16,120	91,500	9.38	27,600	27,500	7.77	6,870
NuevaUnión, Chile (6)	50%	164,300	0.96	5,080	349,900	1.19	13,370	514,200	1.12	18,450	602,200	1.16	22,530
Norte Abierto, Chile (7)	50%	77,300	1.20	2,990	596,900	1.07	20,560	674,200	1.09	23,550	369,600	0.95	11,330
Agua Rica, Argentina (8)	18.75%	120,200	2.90	11,190	135,700	2.41	10,520	255,900	2.64	21,710	139,300	1.62	7,260
		401,800	2.44	31,500	1,546,200	2.31	114,620	1,948,000	2.33	146,120	1,247,200	1.63	65,240
Nevada
NGM, Nevada (9)	38.5%	4,300	5.88	810	60,500	5.73	11,130	64,800	5.74	11,940	8,700	5.91	1,650
		4,300	5.88	810	60,500	5.73	11,130	64,800	5.74	11,940	8,700	5.91	1,650
Total Silver		569,400	4.71	86,290	2,299,500	5.35	395,680	2,868,900	5.23	481,970	1,508,400	4.21	203,890
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources, at sites in which Newmont is the operator, are estimated at a silver price of $23 and $20 per ounce for 2021 and 2020, respectively. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)See footnote (3) to the Gold Measured, Indicated and Inferred Resources tables above. Ounces may not recalculate as they are rounded to the nearest 10,000.
(4)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(5)Resource estimates provided by Barrick, the operator of the Pueblo Viejo.
(6)Project is currently undeveloped. Resource estimates provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Resource estimates provided by the Norte Abierto joint venture.
(8)Project is currently undeveloped. Resource estimates provided by Yamana, the operator of the Agua Rica joint venture.
(9)Resource estimates provided by Barrick, the operator of the NGM joint venture.
(10)In February 2022, the Company increased its ownership interest in Yanacocha to 95% by acquiring Buenaventura’s 43.65% noncontrolling interest. See Note 1 of the Consolidated Financial Statements for further information.
(11)Amounts presented herein have been rounded to the nearest 10,000 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

Zinc Resources at December 31, 2021 (1)(2)4)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico	100%	31,400	0.66%	460	176,600	0.57%	2,230	208,000	0.59%	2,690	89,800	0.54%	1,070	81%
Total Zinc		31,400	0.66%	460	176,600	0.57%	2,230	208,000	0.59%	2,690	89,800	0.54%	1,070	81%

Zinc Resources at December 31, 2020 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)
North America
Peñasquito, Mexico	100%	34,900	0.69%	500	241,900	0.59%	3,100	276,800	0.60%	3,700	150,900	0.53%	1,700
Total Zinc		34,900	0.69%	500	241,900	0.59%	3,100	276,800	0.60%	3,700	150,900	0.53%	1,700
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources are estimated at a zinc price of $1.40 per pound for 2021 and 2020. Tonnage amounts have been rounded to the nearest 100,000.
(3)See footnote (3) to the Copper Measured, Indicated and Inferred Resources tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

Lead Resources at December 31, 2021 (1)(2)(4)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico	100%	31,400	0.29%	200	176,600	0.26%	1,020	208,000	0.27%	1,230	89,800	0.24%	480	73%
Total Lead		31,400	0.29%	200	176,600	0.26%	1,020	208,000	0.27%	1,230	89,800	0.24%	480	73%

Lead Resources at December 31, 2020 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)
North America
Peñasquito, Mexico	100%	34,900	0.30%	200	241,900	0.27%	1,500	276,800	0.28%	1,700	150,900	0.27%	900
Total Lead		34,900	0.30%	200	241,900	0.27%	1,500	276,800	0.28%	1,700	150,900	0.27%	900
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources are estimated at a lead price of $1.10 per pound for 2021 and 2020. Tonnage amounts have been rounded to the nearest 100,000.
(3)See footnote (3) to the Copper Measured, Indicated and Inferred Resources tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

Molybdenum Resources at December 31, 2021 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	159,500	0.01%	20	231,500	0.01%	40	391,000	0.01%	60	362,300	0.01%	100	52%
Agua Rica, Argentina (5)	18.75%	141,900	0.03%	80	137,400	0.03%	90	279,300	0.03%	170	139,900	0.03%	90	44%
Total Molybdenum		301,400	0.02%	100	368,900	0.02%	130	670,300	0.02%	230	502,200	0.02%	190	46%

Molybdenum Resources at December 31, 2020 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)
South America
NuevaUnión, Chile (4)	50%	159,500	0.01%	20	231,500	0.01%	40	391,000	0.01%	60	362,300	0.01%	100
Agua Rica, Argentina (5)	18.75%	141,900	0.03%	80	137,400	0.03%	90	279,300	0.03%	170	139,900	0.03%	90
Total Molybdenum		301,400	0.02%	100	368,900	0.02%	130	670,300	0.02%	230	502,200	0.02%	190
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources for NuevaUnión and Agua Rica are estimated based on a molybdenum price set by NuevaUnión joint venture and Yamana, respectively. Tonnage amounts have been rounded to the nearest 100,000.
(3)See footnote (3) to the Copper Measured, Indicated and Inferred Resources tables above. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Project is currently undeveloped. Resource estimates provided by NuevaUnión joint venture.
(5)Project is currently undeveloped. Resource estimates provided by Yamana, the operator of the Agua Rica joint venture.

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
The health and safety of our people and our host communities is paramount. This is why Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and continues to sustain robust controls at our operations and offices globally. For steps taken by the Company, see "COVID-19 Pandemic" in Part I, Item 1, Business.
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
Newmont is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference into this Annual Report. It is noted that the Nevada mines owned by NGM, in which the Company holds a 38.5% interest, are not included in the Company’s Exhibit 95 mine safety disclosure reporting as such sites are operated by our joint venture partner, Barrick.
ITEM 3.       LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 26 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference. The Company has elected to apply a threshold of $1 million pursuant to Item 103(c)(3)(iii) of Regulation S-K in connection with environmental proceedings to which a governmental authority is a party.

PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.” On February 17, 2022, there were 792,502,327 shares of Newmont’s common stock outstanding, which were held by approximately 7,400 stockholders of record.
During the period from October 1, 2021 to December 31, 2021, 5,034,731 shares of Newmont's equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
October 1, 2021 through October 31, 2021	22,335	$62.42	—	$751,694,456
November 1, 2021 through November 30, 2021	3,232,503	$54.76	3,226,225	$575,022,802
December 1, 2021 through December 31, 2021	1,779,893	$56.18	1,779,893	$475,022,834
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 22,335 shares, 6,278 shares and — shares for the fiscal months of October, November and December 2021, respectively.
(2)In January 2021, the Company announced that the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion. In February 2022, the Board of Directors authorized the extension of this program to December 31, 2022. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.
ITEM 6.       RESERVED
None.

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
The following MD&A generally discusses our consolidated financial condition and results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020. Discussions of our consolidated financial condition and results of operations for 2019 and year-to-year comparisons between 2020 and 2019 are included in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 18, 2021.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been ranked as the mining and metal sector’s top gold miner by the SAM S&P Corporate Sustainability Assessment. Newmont has been ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on environmental, social and governance ("ESG") transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because of the changing developments with respect to the spread of COVID-19 and the unprecedented nature of the pandemic, we are unable to predict the extent and duration of any potential adverse financial impact of COVID-19 on our business, financial condition and results of operations. Refer to Note 2 of the Consolidated Financial Statements for discussion on potential future impacts to our results of operations and financial position resulting from the COVID-19 pandemic.
Refer to “2021 Results and Highlights,” and "Environmental, Social and Governance Practices ("ESG")" within Part I, Item 1, Business and “Results of Consolidated Operations,” “Liquidity and Capital Resources” and “Non-GAAP Financial Measures” within Part II, Item 7, Management’s Discussion and Analysis for additional information about the impact of COVID-19 on our business and operations. For a discussion of COVID-19 related risks to the business, see Part I, Item 1A, Risk Factors.
In February 2022, the Company completed the acquisition of Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”) and sold its 46.94% ownership interest in Minera La Zanja S.R.L. (“La Zanja”). See Note 1 of the Consolidated Financial Statements for further information.
On April 18, 2019 (the “acquisition date”), Newmont completed the business acquisition of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. The Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. The financial information included in the following discussion and analysis of financial condition and results of operations includes the results of operations acquired in the Newmont Goldcorp transaction since April 18, 2019. For further information, see Note 3 to the Consolidated Financial Statements.
On March 10, 2019, the Company entered into an implementation agreement with Barrick Gold Corporation (“Barrick”) to establish a joint venture (“Nevada JV Agreement”). On July 1, 2019 (the “effective date”), Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC (“NGM”). As of the effective date, the Company contributed its Carlin, Phoenix, Twin Creeks and Long Canyon mines ("existing Nevada mining operations") and Barrick contributed certain of its Nevada mining operations and assets. Newmont and Barrick hold economic interests in the joint venture equal to 38.5% and 61.5%, respectively. Barrick acts as the operator of NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers. The Company accounts for its interest in NGM using the proportionate consolidation method, thereby recognizing its pro-rata share of the assets, liabilities and operations of NGM. For further information, see Note 1 to the Consolidated Financial Statements.
For information on asset sales impacting comparability of below results, see Note 10 to the Consolidated Financial Statements.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Year Ended December 31,		Increase (decrease)
	2021	2020
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,109	$2,666	$(1,557)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.39	$3.31	$(1.92)

	Year Ended December 31,		Increase (decrease)
	2020	2019
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,666	$2,877	$(211)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$3.31	$3.91	$(0.60)
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher Reclamation and remediation expense resulting from adjustments mainly related to portions of Yanacocha site operations no longer in production with no expected substantive future economic value, the Loss on assets held for sale in connection with the Conga mill assets, lower Gain on asset and investment sales, and higher income tax expense, partially offset by higher average realized metal prices and higher sales volumes as well as lower Care and maintenance due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020. Refer to Notes 6, 8, 10, 12 and 7, respectively, of the Consolidated Financial Statements for additional information.
The details of our Sales are set forth below. Refer to Note 5 of the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$10,543	$10,350	$193	2%
Copper	295	155	140	90
Silver	651	510	141	28
Lead	172	134	38	28
Zinc	561	348	213	61
	$12,222	$11,497	$725	6%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2020	2019
Gold	$10,350	$9,049	$1,301	14%
Copper	155	210	(55)	(26)
Silver	510	253	257	102
Lead	134	85	49	58
Zinc	348	143	205	143
	$11,497	$9,740	$1,757	18%

The following analysis summarizes consolidated sales for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,581	$292	$641	$173	$593
Provisional pricing mark-to-market	9	10	(12)	4	21
Silver streaming amortization	—	—	79	—	—
Gross after provisional pricing and streaming impact	10,590	302	708	177	614
Treatment and refining charges	(47)	(7)	(57)	(5)	(53)
Net	$10,543	$295	$651	$172	$561
Consolidated ounces (thousands)/ pounds (millions) sold	5,897	69	32,237	173	433
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,794	$4.24	$19.92	$1.00	$1.37
Provisional pricing mark-to-market	2	0.15	(0.40)	0.02	0.05
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,796	4.39	21.96	1.02	1.42
Treatment and refining charges	(8)	(0.10)	(1.77)	(0.02)	(0.12)
Net	$1,788	$4.29	$20.19	$1.00	$1.30
___________________________
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
The change in consolidated sales is due to:

	Year Ended December 31,
	2021 vs. 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$117	$32	$71	$(9)	$27
Increase (decrease) in average realized price	54	109	81	33	162
Decrease (increase) in treatment and refining charges	22	(1)	(11)	14	24
	$193	$140	$141	$38	$213

	Year Ended December 31,
	2020 vs. 2019
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(890)	$(67)	$205	$70	$239
Increase (decrease) in average realized price	2,231	9	89	(15)	(1)
Decrease (increase) in treatment and refining charges	(40)	3	(37)	(6)	(33)
	$1,301	$(55)	$257	$49	$205
The increase in gold sales during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher ounces sold in the current year due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020 and overall higher average realized gold prices, partially offset by (i) lower mill throughput at Yanacocha as a result of the ramp down of the mill, (ii) lower production at NGM due to a mechanical failure which resulted in a partial shutdown of the Goldstrike mill from May 2021 through September 2021, which was fully repaired by September 2021, and (iii) lower mill recovery and lower ore grade milled at CC&V.
The increase in copper sales during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher average realized copper prices and higher ore grade milled and higher recovery at Boddington, partially offset by lower mill throughput.
The increase in silver sales during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher average realized silver prices and higher ounces sold in the current period due to Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.

The increase in lead sales during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher average realized lead prices, partially offset by lower pounds sold at Peñasquito.
The increase in zinc sales during the year ended December 31, 2021, compared to the same period in 2020, are primarily due to higher average realized zinc prices and higher pounds sold in the current period due to Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For further discussion regarding changes in volumes, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 4 of the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$4,628	$4,408	$220	5%
Copper	143	107	36	34
Silver	332	201	131	65
Lead	76	77	(1)	(1)
Zinc	256	221	35	16
	$5,435	$5,014	$421	8%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2020	2019
Gold	$4,408	$4,663	$(255)	(5)%
Copper	107	145	(38)	(26)
Silver	201	181	20	11
Lead	77	77	—	—
Zinc	221	129	92	71
	$5,014	$5,195	$(181)	(3)%
The increase in Costs applicable to sales for gold during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher ounces sold in the current year due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020 and higher contract labor to compensate for labor shortages, partially offset by higher by-product credits and lower sales volumes at Yanacocha, lower sales volumes at NGM, and the sale of Red Lake during the first quarter of 2020.
The increase in Costs applicable to sales for copper during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to unfavorable Australian dollar foreign currency exchange rate, higher operating costs, higher co-product allocation of costs to copper, higher royalties, and higher pounds sold at Boddington.
The increases in Costs applicable to sales for silver and zinc during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher ounces and pounds, respectively, sold in the current year due to Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
Costs applicable to sales for lead remained consistent during the year ended December 31, 2021, compared to the same period in 2020.
For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. Refer to Note 4 of the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$1,935	$1,942	$(7)	—%
Copper	23	19	4	21
Silver	169	117	52	44
Lead	39	45	(6)	(13)
Zinc	112	121	(9)	(7)
Other	45	56	(11)	(20)
	$2,323	$2,300	$23	1%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2020	2019
Gold	$1,942	$1,723	$219	13%
Copper	19	31	(12)	(39)
Silver	117	66	51	77
Lead	45	29	16	55
Zinc	121	55	66	120
Other	56	56	—	—
	$2,300	$1,960	$340	17%

The decrease in Depreciation and amortization for gold during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to lower depreciation at Long Canyon from lower ounces mined and a build in leach pad inventory at NGM, lower production at CC&V as a result of lower leach pad production, lower mill recovery and lower ore grade milled, partially offset by higher ounces produced due to certain operations being placed into care and maintenance or experiencing reduced operations in response to the COVID-19 pandemic during 2020.
The increase in Depreciation and amortization for copper for the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher sales volumes and higher co-product allocation of costs to copper, partially offset by a longer reserve life at Boddington.
The increase in Depreciation and amortization for silver during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher ounces sold in the current year due to Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
The decreases in Depreciation and amortization for lead and zinc during the year ended December 31, 2021, compared to the same period in 2020, is primarily due to lower co-product allocation of costs to lead and zinc, and lower pounds of lead sold, partially offset by higher pounds of zinc sold in the current year due to Peñasquito being placed into care and maintenance during a portion of 2020 due to the COVID-19 pandemic.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Exploration expense was $209, $187 and $265 in 2021, 2020 and 2019, respectively. Exploration expense increased in 2021, compared to 2020, primarily due to increase in exploration activities in Australia, North and South America partially offset by decreased exploration activities at NGM due to lower drill rig availability.
Advanced projects, research and development expense includes development project management costs, feasibility studies and other project expenses that do not qualify for capitalization. Advanced projects, research and development expense was $154, $122 and $150 in 2021, 2020 and 2019, respectively. Advanced projects, research and development expense increased in 2021 compared to 2020, primarily due to increased spend associated with full potential programs.
General and administrative expense was $259, $269 and $313 in 2021, 2020 and 2019, respectively. General and administrative expense decreased in 2021, compared to 2020, primarily due to the progression of integration activities for the Newmont Goldcorp transaction and other cost reduction efforts. General and administrative expense as a percentage of Sales was 2.1%, 2.3% and 3.2% for 2021, 2020 and 2019 respectively.
Interest expense, net was $274, $308 and $301 in 2021, 2020 and 2019, respectively. Capitalized interest totaled $38, $24, and $26 in each year, respectively. Interest expense, net decreased in 2021, compared to 2020, primarily due to lower interest rates as a result of the early redemption of the 2021 Senior Notes and debt tenders of the 2022 and 2023 Senior Notes.

Income and mining tax expense (benefit) was $1,098, $704, and $832 in 2021, 2020 and 2019, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. See Note 12 to the Consolidated Financial Statements for further discussion of income taxes.

	Year Ended
	December 31, 2021								December 31, 2020
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Federal and State Cash Tax (Refund)		Mining Cash Tax/(Refund)	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Federal and State Cash Tax (Refund)	Mining Cash Tax/(Refund)
Nevada	$811	18%		$150	(2)	$—		$85	$704	17%		$118	(2)	$—	$37
CC&V	61	5		3	(3)	—		—	125	10		13	(3)	—	—
Corporate & Other	(625)	14		(87)	(4)	8		—	(198)	85		(168)	(4)	(152)	—
Total US	247	27		66		8		85	631	(6)		(37)		(152)	37
Australia	1,093	34		371	(5)	268		102	1,368	25		339	(5)	93	77
Ghana	513	37		191	(6)	183		—	529	37		195	(6)	196	—
Suriname	301	28		84	(7)	79		—	339	27		91	(7)	39	—
Peru	(2,121)	(5)		106	(8)	148	(8)	10	(195)	(40)		78	(8)	51	6
Canada	101	(22)		(22)	(9)	8		42	(40)	140		(56)	(9)	9	(6)
Mexico	951	30		284	(10)	518	(10)	83	532	27		143	(10)	40	10
Argentina	(14)	(71)		10	(11)	—		—	(47)	134		(63)	(11)	—	—
Other Foreign	37	22		8		—		—	26	54		14		—	—
Consolidated	$1,108	99%	(12)	$1,098		$1,212		$322	$3,143	22%	(12)	$704		$276	$124
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4.
(2)Includes deduction for percentage depletion of $(62) and $(63) and mining taxes net of associated federal benefit of $40 and $31, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $(9) and $(14), respectively.
(4)Includes valuation allowance of $(128) and $(86), uncertain tax position reserve adjustment of $2 and $(2), and expiration of capital losses of $152 and $—, respectively.
(5)Includes benefit recognized on the sale of Kalgoorlie and related tax capital loss of $— and $(353), mining taxes net of associated federal benefit of $65 and $73, valuation allowance of $(16) and $205, and tax impacts from the exposure to fluctuations in foreign currency of $(1) and $5, respectively.
(6)Includes uncertain tax position reserve adjustment of $12 and $16, respectively.
(7)Includes valuation allowance of $1 and $1, and uncertain tax position reserve adjustment of $1 and $—, respectively.
(8)Includes mining taxes net of associated federal benefit of $8 and $3, valuation allowance of $636 and $81, uncertain tax position reserve adjustment of $(2) and $1, tax impacts from the exposure to fluctuations in foreign currency of $21 and $22, and expense related to prior year tax disputes of $(1) and $(7), respectively. Tax expense of $55 and $29, respectively, was recognized for the Yanacocha Tax Dispute. The federal and state cash tax payment includes $80 paid for the Yanacocha Tax Dispute.
(9)Includes mining tax net of associated benefit of $14 and $11, valuation allowance of $(62) and $(9), uncertain tax position reserve adjustment of $— and $(51), and tax impacts from the exposure to fluctuations in foreign currency of $2 and $(1), respectively.
(10)Includes mining tax net of associated federal benefit of $47 and $33, valuation allowance of $(17) and $(12), uncertain tax position reserve adjustment of $31 and $15, and tax impact from the exposure to fluctuations in foreign currency of $(44) and $(58), respectively. The federal and state cash tax payment includes an $76 settlement payment to the Mexican Tax Authority.
(11)Includes tax impacts from the exposure to fluctuations in foreign currency of $3 and $(65) and impacts of legislative rate changes of $11 and $10, respectively.
(12)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.
Recently Enacted Legislation. During the third quarter of 2020, the Nevada legislature passed three resolutions proposing amendments to the Nevada Constitution to modify provisions regarding the Net Proceeds of Minerals tax. During the second quarter of 2021, the Nevada legislature enacted a new excise tax on revenue from gold and silver sales and as a result will not be making modifications to the Net Proceeds of Minerals tax. See the Nevada Results of Operations for additional information.
During the fourth quarter of 2021, Mexico approved legislation referred to as the 2022 Tax Reform Bill. This legislation grants the taxing authority (Servicio de Administracion Tributaria or SAT) additional powers to enforce taxpayer compliance including greater oversight and review rights, increased reporting requirements, and harsher penalties for violations of tax laws. The tax reform is effective January 1, 2022 and includes additional transfer pricing rules, thin capitalization rules, provisions related to financing transactions, and restrictions on certain corporate restructuring transactions. This legislation is not expected to have a material impact on the Company’s operations.
Governments in various jurisdictions in which the Company operates passed legislation in response to the COVID-19 pandemic. During the second quarter of 2021, the statutory Federal tax rate in Argentina was increased from 25% to 35%, effective January 1, 2021. The impact of the rate change on the deferred tax balance has been included in the tax expense.
Equity income (loss) of affiliates was $166, $189 and $95 in 2021, 2020 and 2019, respectively. Equity income (loss) of affiliates decreased in 2021, compared to 2020, primarily due to income of $166 from the Pueblo Viejo mine. Earnings before income taxes and depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $420, $434 and $245 for the years ended December 31, 2021, 2020 and 2019, respectively. Pueblo Viejo EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
Refer to the Notes of the Consolidated Financial Statements for explanations of other financial statement line items.
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
Our mines continued to operate with robust controls, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate as a result of the COVID-19 pandemic. We have adopted a risk-based approach to business travel, are providing flexible and remote working plans for employees and are maintaining effective contact tracing procedures and "social distancing" protocols. For the year ended December 31, 2021, we incurred $87 of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, as a result of these and other actions taken to protect our employees and operations, and to support the local communities in which we operate, of which, $82 is included in All-in sustaining costs. For the year ended December 31, 2020, we incurred $92 of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, and all were excluded from All-in sustaining costs. All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For further information regarding costs related to our response to the COVID-19 pandemic, refer to Note 9 of the Consolidated Financial Statements.

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)(4)
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America	1,598	1,457	1,036	$796	$773	$883	$363	$385	$356	$1,016	$1,049	$1,187
South America	971	1,017	1,385	832	811	646	363	358	234	1,130	1,100	814
Australia	1,181	1,165	1,431	755	715	734	175	182	164	1,002	964	908
Africa	862	851	1,065	799	713	597	307	311	295	1,022	890	791
Nevada	1,272	1,334	1,475	755	757	748	432	434	340	918	920	935
Total/Weighted-Average (5)	5,884	5,824	6,392	$785	$756	$721	$336	$343	$275	$1,062	$1,045	$966
Attributable to Newmont	5,646	5,543	6,004

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America (6)	1,089	893	443	$603	$535	$886	$291	$302	$342	$826	$828	$1,339
Australia (7)	163	128	146	902	837	803	147	152	151	1,112	1,080	954
Nevada (8)	—	—	35	—	—	750	—	—	243	—	—	894
Total/Weighted-Average (5)	1,252	1,021	624	$640	$571	$858	$273	$284	$291	$900	$858	$1,222

Attributable gold from equity method investments (9)	(ounces in thousands)
Pueblo Viejo (40%)	325	362	287
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2021, Depreciation and amortization included $3 in care and maintenance costs at Australia. For the year ended December 31, 2020, Depreciation and amortization included $51 and $37 in care and maintenance costs at North America and South America, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. For the year ended December 31, 2021, All-in sustaining costs includes $8 in care and maintenance costs recorded in Care and maintenance at Australia. For the year ended December 31, 2020, All-in sustaining costs includes $92 and $86 in care and maintenance costs recorded in Care and maintenance at North America and South America, respectively.
(4)For the year ended December 31, 2021, All-in sustaining costs include incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net of $23, $46, $8, and $5 at North America, South America, Australia, and Africa, respectively. For the year ended December 31, 2020, incremental COVID-19 costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)For the year ended December 31, 2021, the Peñasquito mine in North America produced 31,375 thousand ounces of silver, 177 million pounds of lead and 435 million pounds of zinc. For the year ended December 31, 2020, the Peñasquito mine in North America produced 27,801 thousand ounces of silver, 179 million pounds of lead and 381 million pounds of zinc. For the year ended December 31, 2019, Peñasquito produced 15,860 thousand ounces of silver, 108 million pounds of lead and 187 million pounds of zinc. The Peñasquito mine in North America was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
(7)For the year ended December 31, 2021, 2020 and 2019, the Boddington mine in Australia produced 71 million, 56 million and 64 million pounds of copper, respectively.
(8)For the year ended December 31, 2019, the Phoenix mine in Nevada produced 15 million pounds of copper. The Phoenix mine was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
(9)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 16 to the Consolidated Financial Statements for further discussion of our equity method investments.
2021 compared to 2020
Consolidated gold production increased 1% primarily due to higher mill recovery, a draw-down of in-circuit inventory and higher throughput as a result of several mines being placed under care and maintenance in the prior year as a result of on-going COVID-19 restrictions. Consolidated gold equivalent ounces – other metals production increased 23% primarily due to higher throughput as a result of Peñasquito in North America being placed under care and maintenance in the prior year as a result of on-going COVID-19 restrictions and higher mill recovery.
Costs applicable to sales per consolidated gold ounce increased 4% primarily due to higher contractor costs at several mines, lower gold ounces sold at Porcupine in North America, higher direct operating costs as a result of COVID-19 restrictions at Cerro Negro in South America and an unfavorable strip ratio as a result of mine sequencing and higher power and diesel costs at Ahafo in Africa. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 12% primarily due to higher direct operating costs at Peñasquito in North America as a result of the mine being placed under care and maintenance in the prior year.
Depreciation and amortization per consolidated gold ounce decreased 2% primarily due to higher gold ounces sold as a result of several sites being placed on care and maintenance in the prior year. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 4% primarily due to higher gold equivalent ounces - other metals sold and a longer reserve life at Boddington in Australia.
All-in sustaining costs per consolidated gold ounce increased 2% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital costs. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 5% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals, partially offset by lower treatment and refining costs.
North America Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)(4)
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
CC&V	220	272	322	$1,080	$911	$911	$298	$295	$299	$1,338	$1,125	$1,071
Red Lake (5)	—	38	113	—	1,066	1,218	—	44	448	—	1,182	1,570
Musselwhite	152	100	3	1,018	1,206	2,248	520	644	4,912	1,335	1,838	8,174
Porcupine	287	319	223	940	765	786	319	341	281	1,152	935	935
Éléonore	253	202	246	960	868	809	562	529	302	1,256	1,248	1,013
Peñasquito	686	526	129	549	560	803	279	330	301	702	806	1,100
Total/Weighted-Average (6)	1,598	1,457	1,036	$796	$773	$883	$363	$385	$356	$1,016	$1,049	$1,187

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Peñasquito (7)	1,089	893	443	$603	$535	886	$291	$302	$342	$824	$828	$1,339
Total/Weighted-Average (6)	1,089	893	443	$603	$535	886	$291	$302	$342	$826	$828	$1,339
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2021, Depreciation and amortization includes no care and maintenance costs recorded at North America. For the year ended December 31, 2020, Depreciation and amortization includes $7, $16 and $28 in care and maintenance costs at Musselwhite, Éléonore and Peñasquito, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. For the year ended December 31, 2021, All-in sustaining costs includes no care and maintenance costs recorded at North America. For the year ended December 31, 2020, All-in sustaining costs includes $28, $26 and $38 in care and maintenance costs recorded in Care and maintenance at Musselwhite, Éléonore and Peñasquito, respectively.
(4)For the year ended December 31, 2021, All-in sustaining costs include $23, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the year ended December 31, 2020, incremental COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)The sale of the Red Lake complex to Evolution closed on March 31, 2020. Refer to Note 10 for more information on asset sales.
(6)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(7)For the year ended December 31, 2021, Peñasquito produced 31,375 thousand ounces of silver, 177 million pounds of lead and 435 million pounds of zinc. For the year ended December 31, 2020, Peñasquito produced 27,801 thousand ounces of silver, 179 million pounds of lead and 381 million pounds of zinc. For the year ended December 31, 2019, Peñasquito produced 15,860 thousand ounces of silver, 108 million pounds of lead and 187 million pounds of zinc. The Peñasquito mine was acquired during the second quarter of 2019 as part of the Newmont Goldcorp transaction.
2021 compared to 2020
CC&V, USA. Gold production decreased 19% primarily driven by lower ore grades milled, lower mill recoveries and lower leach pad recoveries. Costs applicable to sales per gold ounce increased 19% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 1% primarily due to lower gold ounces sold, partially offset by lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 19% primarily due to higher costs applicable to sales per gold ounce.
Musselwhite, Canada. Gold production increased 52% primarily due to the mine being placed under care and maintenance in the prior year as a result of on-going COVID-19 restrictions and higher ore grades milled. Costs applicable to sales per gold ounce decreased 16% primarily driven by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 19% primarily driven by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 27% primarily due to lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year.
Porcupine, Canada. Gold production decreased 10% primarily due to lower mill throughput and lower ore grades milled. Costs applicable to sales per gold ounce increased 23% primarily due to higher contractor costs and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 6% primarily due to a longer mine life. All-in sustaining costs per gold ounce increased 23% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Éléonore, Canada. Gold production increased 25% primarily due to higher throughput as a result of the mine being placed under care and maintenance in the prior year as a result of on-going COVID-19 restrictions and higher ore grade milled. Costs applicable to sales per gold ounce increased 11% primarily due to higher contract labor to compensate for labor shortages, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 6% primarily due to the commissioning of the Lower Mine Material Handling System, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce increased 1% primarily driven by higher costs applicable to sales per gold ounce and higher sustaining capital spend, partially offset by care and maintenance costs in the prior year.
Peñasquito, Mexico. Gold production increased 30% and gold equivalent ounces – other metals production increased 22% primarily due to higher throughput as a result of the mine being placed under care and maintenance in the prior year as a result of on-going COVID-19 restrictions. Costs applicable to sales per gold ounce decreased 2% primarily driven by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 13% primarily due to higher direct operating costs as the mine was placed in care and maintenance in the prior year, partially offset by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce decreased 15% primarily due to higher gold ounces sold, partially offset by the impact of the mine being placed on care and maintenance in the prior year. Depreciation and amortization per gold equivalent ounce – other metals decreased 4% primarily due to higher gold equivalent - other metals sold, partially offset by the site being placed on care and maintenance in the prior year. All-in sustaining costs per gold ounce decreased 13% primarily due to lower costs applicable to sales per gold ounce and care and maintenance costs in the prior year. All-in sustaining costs per gold equivalent ounce – other metals was in line with prior year, with higher costs applicable to sales per gold equivalent ounce being offset by lower treatment and refining costs and lower sustaining capital spend.
South America Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)(4)
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Year Ended December 31,	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Yanacocha	264	340	527	$885	$1,019	$756	$421	$362	$213	$1,355	$1,414	$959
Merian	437	461	524	751	705	565	225	219	177	895	813	689
Cerro Negro	270	216	334	912	718	603	513	606	317	1,247	1,147	753
Total / Weighted Average (5)	971	1,017	1,385	$832	$811	$646	$363	$358	$234	$1,130	$1,100	$814
Yanacocha (48.65%)	(129)	(166)	(257)
Merian (25.00%)	(109)	(115)	(131)
Attributable to Newmont	733	736	997

Attributable gold from equity method investments (6)	(ounces in thousands)
Pueblo Viejo (40%)	325	362	287
___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2021, Depreciation and amortization includes no care and maintenance costs recorded at South America. For the year ended December 31, 2020, Depreciation and amortization includes $7 and $30 in care and maintenance costs at Yanacocha and Cerro Negro, respectively.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. For the year ended December 31, 2021, All-in sustaining costs includes no care and maintenance costs recorded at South America. For the year ended December 31, 2020, All-in sustaining costs includes $27, $56 and $3 in care and maintenance costs recorded in Care and maintenance at Yanacocha, Cerro Negro and Other South America, respectively.
(4)For the year ended December 31, 2021, All-in sustaining costs include $46, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the year ended December 31, 2020, incremental COVID-19 incremental costs were excluded from All-in sustaining costs.
(5)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(6)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 16 to our Consolidated Financial Statements for further discussion of our equity method investments.
2021 compared to 2020
Yanacocha, Peru. Gold production decreased 22% primarily due to lower mill throughput as a result of the ramp down of the mill, partially offset by higher leach pad production as a result of higher leach recoveries. Costs applicable to sales per gold ounce decreased 13% primarily due to higher by-product credits as a result of the timing of silver shipments that were previously delayed from the prior year due to COVID-19. Depreciation and amortization per gold ounce increased 16% primarily due to lower gold ounces sold and the amortization of the remaining asset retirement costs at La Quinua, as production from this leach pad was completed during the year. All-in sustaining costs per gold ounce decreased 4% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend, partially offset by higher reclamation costs and COVID-19 costs, which were excluded from all-in sustaining costs in the prior year.
Merian, Suriname. Gold production decreased 5% primarily due to lower ore grade milled and a build up of mill-in-circuit inventory, partially offset by higher mill throughput and higher recovery. Costs applicable to sales per gold ounce increased 7% primarily due to higher direct operating costs. Depreciation and amortization per gold ounce increased 3% primarily due to asset additions during the year and lower gold ounces sold. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce, COVID-19 costs and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 25% primarily due to higher mill throughput as a result of the mine being placed under care and maintenance in response to the COVID-19 pandemic during 2020, partially offset by lower grade milled. Costs applicable to sales per gold ounce increased 27% primarily due to higher direct operating costs as a result of on-going COVID-19 restrictions, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 15% primarily due to higher gold ounces sold and lower depreciation and amortization rates. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce, higher sustaining capital spend and COVID-19 costs, partially offset by care and maintenance costs in the prior year.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 10% primarily due to lower ore grade milled and lower recovery, partially offset by higher mill throughput. Refer to Note 16 to our Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)(4)
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington	696	670	703	$887	$866	$809	$145	$152	$149	$1,083	$1,094	$942
Tanami	485	495	500	570	511	531	205	208	192	855	745	717
Kalgoorlie (5)	—	—	228	—	—	948	—	—	116	—	—	1,114
Total/Weighted-Average (6)	1,181	1,165	1,431	$755	$715	$734	$175	$182	$164	$1,002	$964	$908

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington (7)	163	128	146	$902	$837	$803	$147	$152	$151	$1,098	$1,080	$954
Total/Weighted-Average (6)	163	128	146	$902	$837	$803	$147	$152	$151	$1,112	$1,080	$954
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the years ended December 31, 2021 and 2020, Depreciation and amortization includes $3 and $—, respectively at Tanami in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis. For the years ended December 31, 2021 and 2020, All-in sustaining costs included $8 and $—, respectively, in care and maintenance costs recorded in Care and maintenance at Tanami.
(4)For the year ended December 31, 2021, All-in sustaining costs include $8 in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net. For the year ended December 31, 2020, incremental COVID-19 costs were excluded from All-in sustaining costs.
(5)The sale of our 50% interest in Kalgoorlie was completed on January 2, 2020. Refer to Note 10 for more information on asset sales.
(6)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(7)For the years ended December 31, 2021, 2020 and 2019, Boddington produced 71 million, 56 million and 64 million pounds of copper, respectively.
2021 compared to 2020
Boddington, Australia. Gold production increased 4% primarily due to higher ore grade milled, partially offset by lower recovery and lower mill throughput. Gold equivalent ounces – other metals production increased 27% primarily due to higher ore grade milled and higher recovery, partially offset by lower mill throughput. Costs applicable to sales per gold ounce increased 2% primarily due to an unfavorable Australian dollar foreign currency exchange rate and higher operating costs, partially offset by higher gold ounces sold and lower co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals increased 8% primarily due to an unfavorable Australian dollar foreign currency exchange rate, higher operating costs, higher co-product allocation of costs to copper and higher royalties, partially offset by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce decreased 5% primarily due to a longer mine life, higher gold ounces sold and a lower co-product allocation of costs to gold. Depreciation and amortization per gold equivalent ounce – other metals decreased 3% primarily due to a longer mine life and higher gold equivalent ounces - other metals sold, partially offset by higher co-product allocation of costs to copper. All-in sustaining costs per gold ounce decreased 1% primarily due to lower sustaining capital spend, partially offset by higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 2% primarily due to higher costs applicable to sales per gold-equivalent ounce – other metals, partially offset by lower sustaining capital spend.
Tanami, Australia. Gold production decreased 2% primarily due to lower ore grade milled and lower throughput as the mine was placed under care and maintenance during July 2021 as a result of COVID-19 restrictions. Costs applicable to sales per gold ounce increased 12% primarily due to an unfavorable Australian dollar foreign currency exchange rate and lower gold ounces sold, partially offset by lower paste backfill spend. Depreciation and amortization per gold ounce decreased 1% primarily due to a longer reserve life, partially offset by lower gold ounces sold and new asset additions. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Africa Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)(3)
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Year Ended December 31,	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Ahafo	481	480	643	$884	$787	$624	$298	$304	$254	$1,084	$980	$820
Akyem	381	371	422	691	621	558	318	318	356	913	757	718
Total / Weighted Average (4)	862	851	1,065	$799	$713	$597	$307	$311	$295	$1,022	$890	$791
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
(3)For the year ended December 31, 2021, All-in sustaining costs include $5 in incremental direct costs related to the COVID-19 pandemic, recorded in Other expense, net. For the year ended December 31, 2020, incremental COVID-19 costs were excluded from All-in sustaining costs.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
2021 compared to 2020
Ahafo, Ghana. Gold production was in line with prior year. Costs applicable to sales per gold ounce increased 12% primarily due to an unfavorable strip ratio as a result of mine sequencing and higher power and diesel costs, partially offset by lower mining consumables spend. Depreciation and amortization per gold ounce decreased 2% primarily due to higher ounces sold. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce, higher exploration expense and COVID-19 costs.
Akyem, Ghana. Gold production increased 3% primarily due to higher ore grade milled, partially offset by lower mill throughput, lower recovery and a build-up of in-circuit inventory. Costs applicable to sales per gold ounce increased 11% primarily due to higher royalty payments, higher diesel costs and higher maintenance costs, partially offset by lower service costs. Depreciation and amortization per gold ounce was in line with prior year. All-in sustaining costs per gold ounce increased 21% primarily due to higher costs applicable to sales per gold ounce, higher sustaining capital costs and higher reclamation costs.
Nevada Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
NGM	1,272	1,334	710	$755	$757	$712	$432	$434	$430	$918	$920	$901
Carlin	—	—	404	—	—	878	—	—	261	—	—	1,076
Phoenix	—	—	96	—	—	981	—	—	281	—	—	1,149
Twin Creeks	—	—	169	—	—	638	—	—	171	—	—	800
Long Canyon	—	—	96	—	—	376	—	—	377	—	—	466
Total/Weighted-Average (3)	1,272	1,334	1,475	$755	$757	$748	$432	$434	$340	$918	$920	$935

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Phoenix (4)	—	—	35	$—	$—	$750	$—	$—	$243	$—	$—	$894
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part II, Item 7, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.

(4)For the year ended December 31, 2019, the Phoenix mine in Nevada produced 15 million pounds of copper. The Phoenix mine site was contributed to NGM, effective July 1, 2019, at which point copper became a by-product.
2021 compared to 2020
NGM. Attributable gold production at NGM decreased 5% primarily due to lower mill throughput at Carlin as a result of lower availability of the Goldstrike mill and ore blending and lower mill throughput, lower grade milled and the sale of the Lone Tree property at Phoenix. This was partially offset by higher ore grades milled and higher leach pad recoveries at Cortez. Costs applicable to sales per gold ounce, depreciation and amortization per gold ounce and all-in sustaining costs per gold ounce were in line with prior year.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Mexican peso, the Canadian dollar, the Argentine peso, the Peruvian sol, the Surinamese dollar and the Ghanaian cedi. In 2021, approximately 50% of Costs applicable to sales were paid in currencies other than the U.S. dollar as follows:

Year Ended December 31, 2021
Australian Dollar	17%
Mexican Peso	13%
Canadian Dollar	12%
Argentine Peso	4%
Peruvian Sol	3%
Surinamese Dollar	1%
Ghanaian Cedi	—%
Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations increased Costs applicable to sales by $4 per ounce in 2021, compared to 2020, primarily in Australia and Canada.
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
Our Merian mine, located in the country of Suriname, is a U.S. dollar functional currency entity. Suriname has experienced significant inflation over the last three years and has a highly inflationary economy. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. The Central Bank of Suriname recently adopted a controlled floating rate system, which resulted in a concurrent devaluation of the Surinamese dollar. The majority of Merian’s activity has historically been denominated in U.S. dollars due to which the devaluation of the Surinamese dollar has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
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

transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of December 31, 2021, we believe our available liquidity allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
At December 31, 2021, the Company had $4,992 in Cash and cash equivalents, of which $345 was attributable to noncontrolling interests primarily related to our Peru and Suriname operations. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds at times, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than one dollar. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At December 31, 2021, $1,421 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. Cash and cash equivalents denominated in Argentine Peso are subject to regulatory restrictions. See Foreign Currency Exchange Rates above for further information. At December 31, 2021, $1,161 in consolidated cash and cash equivalents ($824 attributable to Newmont) was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends, complete our stock repurchase program and meet other liquidity requirements for the foreseeable future. At December 31, 2021, our borrowing capacity on our revolving credit facility was $3,000 and we had no borrowings outstanding under the revolving credit facility. We continue to remain compliant with covenants and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.
Our financial position was as follows:

	At December 31, 2021	At December 31, 2020
Debt	$5,652	$6,031
Lease and other financing obligations	650	671
Less: Cash and cash equivalents	(4,992)	(5,540)
Net debt	$1,310	$1,162
Borrowing capacity on revolving credit facility	$3,000	$2,928
Total liquidity (1)	$7,992	$8,468
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $4,266 in 2021, a decrease in cash provided of $624 from the year ended December 31, 2020, primarily due to higher tax payments, partially offset by higher average realized metal prices.
Net cash provided by (used in) investing activities of continuing operations was $(1,868) in 2021, an increase in cash used of $2,034 from the year ended December 31, 2020, primarily due to proceeds from the sales of Kalgoorlie, Red Lake and Continental Gold in 2020, the acquisition of GT Gold in 2021, and higher capital expenditures primarily related to development projects in 2021 (see below for further information on the Company's capital expenditures).
Net cash provided by (used in) investing activities of discontinued operations was $— in 2021, a decrease in cash used of $75 from the year ended December 31, 2020, due to the 2020 payment for the option to acquire mining and mineral rights subject to the Holt royalty obligation as part of the Kirkland Agreement. See Note 1 to our Consolidated Financial Statements for further information.
Net cash provided by (used in) financing activities was $(2,958) in 2021, an increase in cash used of $1,278 from the year ended December 31, 2020, primarily due to higher dividends and debt payments in 2021.
Capital Resources
In February 2022, the Board declared a dividend of $0.55 per share on fourth quarter 2021 earnings, determined under the dividend framework established and approved by the Board in 2020 to share incremental free cash flow with shareholders at higher gold prices. The framework returns 40 to 60 percent of incremental attributable free cash flow to shareholders that is generated above a $1,200 per ounce gold price. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
In January 2021, the Company announced that the Board of Directors authorized a new stock repurchase program for up to $1 billion of common stock to be repurchased in the next 18 months. In February 2022, the Board of Directors authorized the extension of this program to December 31, 2022. The Company’s management will continue to evaluate the extent to which the Company repurchases its shares, and the timing of such repurchases, based upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. Through December 31, 2021, we have executed and settled trades totaling $525 of common stock repurchases under the plan.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. For example, the Board of Directors approved full funding for the Ahafo North project in Africa in July 2021. Total capital spend on the Ahafo North project is expected to range from $750 to $850, which we expect to fund from existing liquidity and future operating cash flows. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations, where these projects will enhance production or reserves, are considered non-sustaining or development capital. In addition, the Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure it executes on its capital priorities and provides long term value. The Company’s decision to reprioritize, sell or abandon a development project, which may include returning mining concessions to host governments, could result in a future impairment charge.
Additionally, in 2020 we announced climate targets to reduce GHG emissions and plans to significantly invest in climate change initiatives in support of this goal, which may be capital in nature. As part of these initiatives, in November 2021, Newmont announced a strategic alliance with Caterpillar Inc. (“CAT”) with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. Newmont plans to provide a preliminary investment of $100 to CAT in connection with initial automation and electrification goals for surface and underground mining infrastructures and haulage fleets at Newmont’s CC&V mine in Colorado, USA and Tanami mine in Northern Territory, Australia. Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets. For risks related to climate-related capital expenditures, see Part I, Item 1A Risk Factors.
For the years ended December 31, 2021, 2020 and 2019 we had Additions to property, plant and mine development as follows:

	2021			2020			2019
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$30	$309	$339	$49	$269	$318	$81	$295	$376
South America	201	127	328	93	111	204	173	124	297
Australia	257	228	485	132	248	380	61	185	246
Africa	154	125	279	44	103	147	123	123	246
Nevada	63	171	234	81	160	241	50	207	257
Corporate and other	3	25	28	7	42	49	11	21	32
Accrual basis	$708	$985	$1,693	$406	$933	$1,339	$499	$955	$1,454
Decrease (increase) in non-cash adjustments			(40)			(37)			9
Cash basis			$1,653			$1,302			$1,463
For the year ended December 31, 2021, development projects included Pamour in North America; Yanacocha Sulfides, Quecher Main and Cerro Negro expansion projects in South America; Tanami Expansion 2 and Power Generation Civil Upgrade in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex and Turquoise Ridge 3rd shaft in Nevada. For the year ended December 31, 2020, development projects included Musselwhite Materials Handling, Pamour and Éléonore Lower Mine Material Handling System in North America; Quecher Main, Yanacocha Sulfides and Emilia in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex, Turquoise Ridge 3rd shaft and Range Front Declines at Cortez in Nevada. For the year ended December 31, 2019, development projects included Borden, Musselwhite Materials Handling and Éléonore Lower Mine Material Handling System in North America; Quecher Main and Yanacocha Sulfides projects in South America; Tanami Expansion 2 project in Australia; Ahafo North, Subika Underground, and the Ahafo Mill Expansion in Africa; and Goldrush Complex and Turquoise Ridge joint venture 3rd shaft in Nevada.

For the years ended December 31, 2021, 2020 and 2019, sustaining capital included the following:
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
During 2021, 2020 and 2019, $156, $117 and $112, respectively, of drilling and related costs were capitalized and included in mine development costs. These capitalized costs included $18 at North America, $38 at South America, $74 at Australia, $5 at Africa and $21 at Nevada in 2021; $9 at North America, $15 at South America, $72 at Australia, $4 at Africa and $17 at Nevada in 2020; and $23 at North America, $20 at South America, $51 at Australia, $11 at Africa and $7 at Nevada in 2019.
During 2021, 2020 and 2019, $—, $—, and $43, respectively, of pre-stripping costs were capitalized and included in mine development costs. Pre-stripping costs included the Quecher Main project at Yanacocha in South America and South Arturo in Nevada in 2019.
Refer to our global project pipeline discussion above for additional details. Refer to Note 4 to our Consolidated Financial Statement and "Non-GAAP Financial Measures" within Part II, Item 7, Management’s Discussion and Analysis for further information.
Debt
Depending upon market conditions and strategic considerations, we may choose to refinance debt in the capital markets.
Debt and Corporate Revolving Credit Facilities. In March 2020, we completed a public offering of $1,000 of 2.25% 2030 Senior Notes that yielded $985 in net proceeds, which were used together with existing Cash and cash equivalents, to repurchase portions of our 3.50% 2022 Senior Notes and 3.70% 2023 Senior Notes.
In March 2021, the Company entered into an agreement to amend certain terms of the existing $3,000 revolving credit agreement dated April 4, 2019. As part of the amended terms to the revolving credit agreement, the interest rate includes a margin adjustment based on certain of the Company’s ESG scores. The maximum adjustment resulting from the ESG scores is plus or minus 0.05% and would not be expected to have a material impact on Interest expense, net of capitalized interest.
In April 2021, we fully redeemed all of the outstanding 3.625% Senior Notes due June 2021 ("2021 Notes") at a redemption price of $557.
In December 2021, we completed a public offering totaling $1,000 of 2.60% 2032 Senior Notes that yielded $992 in net proceeds. The coupon of the Notes is linked to Newmont's performance against key ESG commitments regarding 2030 emissions reduction targets and the representation of women in senior leadership roles target. The maximum adjustment resulting from not achieving the ESG targets would be a 0.60% increase to the stated coupon beginning in 2031, which is not expected to have a material impact on Interest expense, net of capitalized interest. The proceeds were used to repurchase portions of our 3.70% 2023 Senior Notes for a redemption price of $246.
In December 2021, the Company also fully redeemed all of the outstanding 2022 Senior Notes at a redemption price of $496.
In January 2022, we fully redeemed all of the outstanding 3.70% Senior Goldcorp Notes due March 2023 ("2023 Goldcorp Notes") at a redemption price of $90.
Following the January 2022 redemption of all of the outstanding 2023 Goldcorp Notes, our future debt maturities include $5,624 that mature beginning in 2029. See Note 21 to our Consolidated Financial Statements for further information. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities, current investments, existing cash balances and available credit facilities.
See Note 21 to the Consolidated Financial Statements for more information.
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
At December 31, 2021 and 2020, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Letters of Credit and Other Guarantees
In September 2013, the Company entered into a committed Letter of Credit Facility Agreement (“LC Agreement”) with BNP Paribas, New York Branch ("BNP") which established a $175 letter of credit facility for a three year period, subsequently extended to September 30, 2020, to support reclamation obligations. In September 2020, the LC Agreement terminated and the Company entered into an uncommitted Letter of Credit Facility Agreement with BNP which established a $175 uncommitted letter of credit facility that is extended on a month-to-month basis to support reclamation obligations.
We have off-balance sheet arrangements of $1,927 of outstanding surety bonds, bank letters of credit and bank guarantees (see Note 26 to the Consolidated Financial Statements). At December 31, 2021, $— of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit.
Supplemental Guarantor Information
The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the "Obligor Group"). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights noncontrolling interests, foreign currency or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $(209) at December 31, 2021. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM and 51.35% interest in Yanacocha. For further information regarding these and our other operations, refer to Note 4 of the Consolidated Financial Statements and Part I, Item 2, Management's Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at December 31, 2021.

	December 31, 2021
	Obligor Group	Newmont USA
Current intercompany assets	$12,959	$5,450
Non-current intercompany assets	$2,301	$448
Current intercompany liabilities	$11,052	$1,963
Current external debt	$—	$—
Non-current external debt	$5,558	$—
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
At December 31, 2021, Newmont USA had approximately $5,558 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at December 31, 2021, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At December 31, 2021, (i) Newmont’s total consolidated indebtedness was approximately $6,302, none of which was secured (other than $650 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $5,845 of total liabilities (including trade payables, but excluding intercompany, external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 21 of the Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations at December 31, 2021 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Current	Non-Current
Debt (1)	$9,297	$322	$8,975
Finance lease and other financing obligations (2)	877	102	775
Remediation and reclamation liabilities (3)	7,252	252	7,000
Employee-related benefits (4)	1,058	128	930
Uncertain income tax liabilities and interest (5)	336	—	336
Operating leases and other obligations (6)	155	27	128
Minimum royalty payments (7)	24	6	18
Purchase obligations (8)	1,037	271	766
Other (9)	247	66	181
	$20,283	$1,174	$19,109
____________________________
(1)Debt includes principal of $5,711 and estimated interest payments of $3,586 on Senior Notes, assuming no early extinguishment.
(2)Finance lease and other financing obligations includes finance lease payments of $835 and additional payments of $42 for finance leases that have not yet commenced.
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
(4)Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan and other benefit payments beyond 2031 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.
(5)We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments due to uncertainties in the timing of the effective settlement of tax positions.
(6)Operating lease and other obligations includes operating lease payments of $151 and additional payments of $4 for operating leases that have not yet commenced.
(7)Minimum royalty payments are related to continuing operations and are presented net of recoverable amounts.
(8)Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.
(9)Other includes service contracts and other obligations not recorded in our Consolidated Financial Statements, as well as the Norte Abierto and Galore Creek deferred payment obligations accrued in Other current liabilities and Other non-current liabilities.
Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. Notably, Newmont is committed to the implementation of the Global Industry Standard on Tailings Management (“GISTM”) and all tailing storage facilities are expected to be in conformance with the GISTM by 2025. Compliance with GISTM remains on-going and has and may continue to result in further increases to our estimated closure costs. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in connection with closure are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs.
At December 31, 2021 and 2020, $5,768 and $3,719, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $213 and $164, respectively, were classified as current liabilities.
In addition, we are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Based upon our best estimate of our liability for these matters, $344 and $313 were accrued for such obligations at December 31, 2021 and 2020, respectively, of which $60 and $50, respectively, were classified as current liabilities. We spent $43, $25 and $31 during 2021, 2020, and 2019, respectively, for environmental obligations related to the former mining activities.
Reclamation and remediation adjustments during 2021 primarily related to (i) increased water treatment costs at portions of our Yanacocha site operation that are no longer in production and with no expected substantive future economic value and (ii) higher estimated closure costs at various other non-operating sites arising from recent tailings management review and monitoring requirements set forth by GISTM. Reclamation and remediation adjustments during 2020 primarily related to increased lime consumption and water treatment costs at non-operating Yanacocha sites and updated project cost estimates at inactive Porcupine sites and Midnite mine and Dawn mill sites.
During the year ended 2021, 2020, and 2019, capital expenditures were approximately $13, $23, and $65, respectively, to comply with environmental regulations.
For more information on the Company’s reclamation and remediation liabilities, see Notes 6 and 26 to the Consolidated Financial Statements. For discussion of regulatory, tailings, water, climate and other environmental risks, see Part I, Item 1A. Risk Factors, for additional information.
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
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 1 to the Consolidated Financial Statements.
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

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Newmont stockholders	$1,166	$2,829	$2,805
Net income (loss) attributable to noncontrolling interests	(933)	(38)	79
Net (income) loss from discontinued operations (1)	(57)	(163)	72
Equity loss (income) of affiliates	(166)	(189)	(95)
Income and mining tax expense (benefit)	1,098	704	832
Depreciation and amortization	2,323	2,300	1,960
Interest expense, net	274	308	301
EBITDA	$3,705	$5,751	$5,954
Adjustments:
Reclamation and remediation charges (2)	$1,696	$213	$120
Loss on assets held for sale (3)	571	—	—
Gain on asset and investment sales (4)	(212)	(677)	(30)
Change in fair value of investments (5)	135	(252)	(166)
Impairment of long-lived and other assets (6)	25	49	5
Loss on debt extinguishment (7)	11	77	—
Settlement costs (8)	11	58	5
Restructuring and severance (9)	11	18	7
COVID-19 specific costs (10)	5	92	—
Pension settlements and curtailments (11)	4	92	(20)
Impairment of investments (12)	1	93	2
Goldcorp transaction and integration costs (13)	—	23	217
Gain on formation of Nevada Gold Mines (14)	—	—	(2,390)
Nevada JV transaction and integration costs (15)	—	—	30
Adjusted EBITDA (16)	$5,963	$5,537	$3,734
____________________________
(1)For additional information regarding our discontinued operations, see Note 1 to our Consolidated Financial Statements.
(2)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For additional information, see Note 6 in the Consolidated Financial Statements.
(3)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during the third quarter of 2021. The assets were remeasured to fair value less costs to sell. For additional information, see Note 8 to our Consolidated Financial Statements.
(4)Gain on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents the gain on the sale of the Kalgoorlie Power business, gain on the NGM Lone Tree and South Arturo exchange transaction, and gain on the sale of TMAC in 2021; gains on the sale of Kalgoorlie and Continental and a gain on the sale of certain royalty interests to Maverix in 2020; and a gain on the sale of exploration land in 2019. For additional information, see Note 10 to our Consolidated Financial Statements.
(5)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities. For additional information regarding our investments, see Note 16 to our Consolidated Financial Statements.
(6)Impairment of long-lived and other assets, included in Other expense, net represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(7)Loss on debt extinguishment, included in Other income (loss), net, primarily represents losses on the debt tender offer and subsequent extinguishment of the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes during 2021 and the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during 2020.
(8)Settlement costs, included in Other expense, net, primarily represents a voluntary contribution made to the Republic of Suriname in 2021; costs related to the ecological tax obligation at Peñasquito in Mexico, mineral interest settlements at Ahafo and Akyem in Africa, the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru and other related costs in 2020; and certain costs associated with legal and other settlements for 2019.
(9)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company for all periods presented.
(10)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and, in 2021, primarily include amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. See Note 9 to our Consolidated Financial Statements for further information.
(11)Pension settlements and curtailments, included in Other income (loss), net, primarily represents pension settlement charges due to lump sum payments to participants in 2021 and 2020 and pension curtailments gains in 2019. See Note 13 to our Consolidated Financial Statements for further information.
(12)Impairment of investments, included in Other income (loss), net, primarily represents other-than-temporary impairment of other investments, including the impairment of the TMAC investment in 2020.

(13)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019 as well as subsequent integration costs.
(14)Gain on formation of Nevada Gold Mines, included in Gain on formation of Nevada Gold Mines, represents the difference between the fair value of our 38.5% interest in NGM and the carrying value of the Nevada mining operations contributed on July 1, 2019.
(15)Nevada JV transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Nevada JV Agreement, including hostile defense fees, during 2019.
(16)Adjusted EBITDA has not been adjusted for $8 and $178 of cash care and maintenance costs, included in Care and maintenance, which primarily represent costs incurred associated with certain mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic for the years ended December 31, 2021 and 2020, respectively.
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

	Year Ended December 31,
	2021	2020	2019
Equity income (loss) of affiliates	$166	$189	$95
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	—	4	29
Equity income (loss) of affiliates, Pueblo Viejo (1)	166	193	124
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	145	169	69
Depreciation and amortization	109	72	52
Pueblo Viejo EBITDA	$420	$434	$245
____________________________
(1)See Note 16 to the Consolidated Financial Statements.
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

	Year Ended December 31, 2021
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$1,166	$1.46	$1.46
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(57)	(0.07)	(0.07)
Net income (loss) attributable to Newmont stockholders from continuing operations	1,109	1.39	1.39
Reclamation and remediation charges, net (3)	983	1.23	1.23
Loss on assets held for sale, net (4)	372	0.47	0.46
Gain on asset and investment sales (5)	(212)	(0.27)	(0.27)
Change in fair value of investments (6)	135	0.17	0.17
Impairment of long-lived and other assets (7)	25	0.03	0.03
Loss on debt extinguishment (8)	11	0.01	0.01
Settlement costs (9)	11	0.01	0.01
Restructuring and severance, net (10)	9	0.01	0.01
COVID-19 specific costs (11)	5	—	—
Pension settlements (12)	4	—	—
Impairment of investments (13)	1	—	—
Tax effect of adjustments (14)	(413)	(0.51)	(0.51)
Valuation allowance and other tax adjustments, net (15)	331	0.43	0.43
Adjusted net income (loss) (16)	$2,371	$2.97	$2.96

Weighted average common shares (millions): (17)		799	801
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, see Note 1 to our Consolidated Financial Statements.
(3)Reclamation and remediation charges, net, included in Reclamation and remediation, represent revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. See Note 6 to our Consolidated Financial Statements for further information. Amount is presented net of pre-tax income (loss) attributable to noncontrolling interests of $(713).
(4)Loss on assets held for sale, net, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during the third quarter of 2021. The assets were remeasured to fair value less costs to sell. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(199). For additional information, see Note 8 to our Consolidated Financial Statements.
(5)Gain on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents the gain on the sale of the Kalgoorlie Power business, gain on the NGM Lone Tree and South Arturo exchange, and gain on the sale of TMAC. For additional information, see Note 10 to our Consolidated Financial Statements.
(6)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, see Note 16 to our Consolidated Financial Statements.
(7)Impairment of long-lived and other assets, included in Other expense, net represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(8)Loss on debt extinguishment, included in Other income (loss), net, primarily represents losses on the debt tender offer and subsequent extinguishment of the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes.
(9)Settlement costs, included in Other expense, net, primarily are comprised of a voluntary contribution made to the Republic of Suriname.
(10)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(2).
(11)COVID-19 specific costs, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and primarily include amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $82 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. See Note 9 to our Consolidated Financial Statements for further information.
(12)Pension settlements, included in Other income (loss), net, represents pension settlement charges due to lump sum payments to participants. See Note 13 to our Consolidated Financial Statements for further information.
(13)Impairment of investments, included in Other income (loss), net, primarily represents other-than-temporary impairment of other investments.
(14)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (13), as described above, and are calculated using the applicable regional tax rate.
(15)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $419, the expiration of U.S. capital loss carryovers of $152, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(17), net additions to the reserve for uncertain tax positions of $99, and other tax adjustments of $5. Total amount is presented net of income (loss) attributable to noncontrolling interests of $(327).

(16)Adjusted net income (loss) has not been adjusted for $8 of cash and $3 of non-cash care and maintenance costs, included in Care and maintenance and Depreciation and amortization, respectively, which represent costs associated with our Tanami site being temporarily placed into care and maintenance in response to the COVID-19 pandemic during the year ended December 31, 2021, respectively.
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
(2)For additional information regarding our discontinued operations, see Note 1 to our Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains on the sale of Kalgoorlie and Continental and a gain on the sale of royalty interests to Maverix. For additional information, see Note 10 to our Consolidated Financial Statements.
(4)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, see Note 16 to our Consolidated Financial Statements.
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
(6)Impairment of investments, included in Other income (loss), net, primarily represents the other-than-temporary impairment of the TMAC investment.
(7)Pension settlements, included in Other income (loss), net, represents pension settlement charges due to lump sum payments to participants. See Note 13 to our Consolidated Financial Statements for further information.
(8)COVID-19 specific costs, net, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. Amount is presented net of income (loss) attributable to noncontrolling interests of $(8). See Note 9 to our Consolidated Financial Statements for further information.
(9)Loss on debt extinguishment, included in Other income (loss), net, primarily represents losses on the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during 2020.
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
(11)Impairment of long-lived and other assets, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use.
(12)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to the Newmont Goldcorp transaction completed during 2019 as well as subsequent integration costs.
(13)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(1).
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
(2)For additional information regarding our discontinued operations, see Note 1 to our Consolidated Financial Statements.
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
(5)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities and our investment instruments in Continental.
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
(8)Loss (gain) on asset and investment sales, net, included in Other income (loss), net, primarily represents a gain on the sale of exploration land. Amount is presented net of income (loss) attributable to noncontrolling interest of $2.
(9)Pension curtailment, included in Other income (loss), net, primarily represents curtailment charges recognized due to a significant amount of employees being terminated as a result of establishing NGM.
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
(13)Impairment of investments, included in Other income (loss), net, represents other-than-temporary impairments of other investments.

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

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$4,279	$4,882	$2,866
Less: Net cash used in (provided by) operating activities of discontinued operations	(13)	8	10
Net cash provided by (used in) operating activities of continuing operations	4,266	4,890	2,876
Less: Additions to property, plant and mine development	(1,653)	(1,302)	(1,463)
Free Cash Flow	$2,613	$3,588	$1,413

Net cash provided by (used in) investing activities (1)	$(1,868)	$91	$(1,226)
Net cash provided by (used in) financing activities	$(2,958)	$(1,680)	$(2,777)
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			GEO (2)
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Costs applicable to sales (3)	$4,628	$4,408	$4,663	$807	$606	$532
Gold/GEO sold (thousand ounces) (4)	5,897	5,831	6,465	1,258	1,062	621
Costs applicable to sales per ounce (5)	$785	$756	$721	$640	$571	$858
____________________________
(1)Includes by-product credits of $187, $128 and $91 in 2021, 2020, and 2019, respectively.
(2)Includes by-product credits of $7, $2 and $3 in 2021, 2020, and 2019, respectively.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021, Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020 and Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($15.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2019.
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
The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:
Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from Costs applicable to sales (“CAS”), such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Consolidated Statements of Operations less the amount of CAS attributable to the production of other metals. The other metals' CAS at those mine sites is disclosed in Note 4 to the Consolidated Financial Statements. The allocation of CAS between gold and other metals is based upon the relative sales value of gold and other metals produced during the period.
Reclamation costs. Includes accretion expense related to reclamation liabilities and the amortization of the related Asset Retirement Cost (“ARC”) for the Company’s operating properties. Accretion related to the reclamation liabilities and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals. We also allocate these costs incurred at the Other North America, Other Australia and Corporate and Other locations using the proportion of CAS between gold and other metals.
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
Care and maintenance and Other expense, net. Care and maintenance primarily includes direct operating costs incurred at the mine sites during the period that these sites were temporarily placed into care and maintenance in response to the COVID-19 pandemic. For Other expense, net we exclude certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on our Consolidated Statements of Operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. We determined development (i.e. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation and are excluded from the calculation of AISC. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals. We also allocate these costs incurred at the Other North America, Other Australia and Corporate and Other locations using the proportion of CAS between gold and other metals.

Year Ended December 31, 2021	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(11)
Gold
CC&V	$238	$7	$9	$—	$—	$—	$41	$295	220	$1,338
Musselwhite	157	2	7	—	1	—	39	206	154	1,335
Porcupine	269	5	13	—	—	—	43	330	287	1,152
Éléonore	237	3	2	—	5	—	63	310	247	1,256
Peñasquito	395	6	1	—	7	31	65	505	720	702
Other North America	—	—	—	5	3	—	—	8	—	—
North America	1,296	23	32	5	16	31	251	1,654	1,628	1,016

Yanacocha	232	66	6	—	30	1	20	355	263	1,355
Merian	326	5	5	—	5	—	47	388	434	895
Cerro Negro	243	6	—	—	23	—	60	332	267	1,247
Other South America	—	—	1	10	2	—	—	13	—	—
South America	801	77	12	10	60	1	127	1,088	964	1,130

Boddington	607	11	7	—	—	13	102	740	685	1,083
Tanami	278	2	5	—	17	—	116	418	488	855
Other Australia	—	—	—	9	1	—	6	16	—	—
Australia	885	13	12	9	18	13	224	1,174	1,173	1,002

Ahafo	425	8	5	—	5	—	79	522	480	1,084
Akyem	261	30	4	—	1	—	49	345	378	913
Other Africa	—	—	2	8	1	—	—	11	—	—
Africa	686	38	11	8	7	—	128	878	858	1,022

NGM	960	8	13	10	3	2	172	1,168	1,274	918
Nevada	960	8	13	10	3	2	172	1,168	1,274	918

Corporate and Other	—	—	94	181	1	—	22	298	—	—
Total Gold	$4,628	$159	$174	$223	$105	$47	$924	$6,260	5,897	$1,062

Gold equivalent ounces - other metals(12)
Peñasquito	$664	$9	$2	$1	$11	$115	$106	$908	1,100	$824
Other North America	—	—	—	2	—	—	—	2	—	—
North America	664	9	2	3	11	115	106	910	1,100	826

Boddington	143	2	1	—	—	7	19	172	158	1,098
Other Australia	—	—	—	1	—	—	1	2	—	—
Australia	143	2	1	1	—	7	20	174	158	1,112

Corporate and Other	—	—	14	32	—	—	3	49	—	—
Total Gold Equivalent Ounces	$807	$11	$17	$36	$11	$122	$129	$1,133	1,258	$900

Consolidated	$5,435	$170	$191	$259	$116	$169	$1,053	$7,393
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $194 and excludes co-product revenues of $1,679.
(3)Includes stockpile and leach pad inventory adjustments of $16 at CC&V, $18 at Yanacocha and $11 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $79 and $91, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value of $52 and $1,715, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $9 at CC&V, $4 at Porcupine, $3 at Éléonore, $5 at Peñasquito, $5 at Other North America, $12 at Yanacocha, $6 at Merian, $9 at Cerro Negro, $34 at Other South America, $19 at Tanami, $16

at Other Australia, $17 at Ahafo, $6 at Akyem, $17 at NGM and $10 at Corporate and Other, totaling $172 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Care and maintenance includes $8 at Tanami of cash care and maintenance costs associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended December 31, 2021 that we would have continued to incur if the site was not temporarily placed into care and maintenance.
(7)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $23 for North America, $46 for South America, $8 for Australia and $5 for Africa, totaling $82.
(8)Other expense, net is adjusted for impairment of long-lived and other assets of $25, settlement costs of $11, restructuring and severance costs of $11 and incremental costs incurred relating to the COVID-19 pandemic of $5.
(9)Includes sustaining capital expenditures of $309 for North America, $127 for South America, $228 for Australia, $125 for Africa, $171 for Nevada, and $25 for Corporate and Other, totaling $985 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $668. The following are major development projects: Pamour, Yanacocha Sulfides, Quecher Main, Cerro Negro expansion projects, Tanami Expansion 2, Power Generation Civil Upgrade, Subika Mining Method Change, Ahafo North, Goldrush Complex and Turquoise Ridge 3rd shaft.
(10)Includes finance lease payments for sustaining projects of $68 and excludes finance lease payments for development projects of $41.
(11)Per ounce measures may not recalculate due to rounding.
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021.

Year Ended December 31, 2020	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Care and Maintenance and Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)
Gold
CC&V	$245	$6	$11	$—	$1	$—	$41	$304	270	$1,125
Red Lake	45	—	1	—	—	—	4	50	42	1,182
Musselwhite	117	2	7	—	25	—	27	178	97	1,838
Porcupine	244	2	14	—	—	—	39	299	319	935
Éléonore	181	2	4	—	26	—	45	258	208	1,248
Peñasquito	286	4	—	—	20	48	53	411	512	806
Other North America	—	—	4	10	3	—	1	18	—	—
North America	1,118	16	41	10	75	48	210	1,518	1,448	1,049

Yanacocha	345	57	9	1	30	—	37	479	339	1,414
Merian	328	4	4	1	—	—	41	378	464	813
Cerro Negro	166	3	2	—	60	—	33	264	231	1,147
Other South America	—	—	3	10	3	—	—	16	—	—
South America	839	64	18	12	93	—	111	1,137	1,034	1,100

Boddington	579	13	3	—	—	11	125	731	668	1,094
Tanami	251	1	10	—	—	—	104	366	492	745
Other Australia	—	—	1	12	1	—	7	21	—	—
Australia	830	14	14	12	1	11	236	1,118	1,160	964

Ahafo	375	9	2	1	2	—	78	467	476	980
Akyem	234	24	1	—	1	—	26	286	377	757
Other Africa	—	—	—	7	—	—	—	7	—	—
Africa	609	33	3	8	3	—	104	760	853	890

NGM	1,012	12	23	10	2	10	160	1,229	1,336	920
Nevada	1,012	12	23	10	2	10	160	1,229	1,336	920

Corporate and Other	—	—	75	217	—	—	42	334	—	—
Total Gold	$4,408	$139	$174	$269	$174	$69	$863	$6,096	5,831	$1,045

Gold equivalent ounces - other metals(11)
Peñasquito	$499	$7	$1	$—	$19	$142	$106	$774	934	$828
Boddington	107	2	—	—	—	6	23	138	128	1,080
Total Gold Equivalent Ounces	$606	$9	$1	$—	$19	$148	$129	$912	1,062	$858

Consolidated	$5,014	$148	$175	$269	$193	$217	$992	$7,008
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

(7)Other expense, net is adjusted for incremental costs of responding to the COVID-19 pandemic of $92, settlement costs of $58, impairment of long-lived and other assets of $49, Goldcorp transaction and integration costs of $23 and restructuring and severance of $18.
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

Year Ended December 31, 2019	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(9)
Gold
CC&V	$290	$4	$6	$1	$3	$—	$38	$342	319	$1,071
Red Lake	136	2	7	—	—	—	29	174	112	1,570
Musselwhite	13	2	6	—	—	—	25	46	6	8,174
Porcupine	185	2	4	—	—	—	30	221	235	935
Éléonore	214	1	4	—	—	1	47	267	264	1,013
Peñasquito	116	2	—	—	—	2	39	159	144	1,100
Other North America	—	—	1	63	1	—	8	73	—	—
North America	954	13	28	64	4	3	216	1,282	1,080	1,187

Yanacocha	400	54	10	2	8	—	33	507	529	959
Merian	297	4	4	2	—	—	56	363	526	689
Cerro Negro	210	2	13	1	1	—	35	262	349	753
Other South America	—	—	—	11	—	—	—	11	—	—
South America	907	60	27	16	9	—	124	1,143	1,404	814

Boddington	575	11	3	—	—	14	66	669	710	942
Tanami	266	2	9	—	—	—	82	359	500	717
Kalgoorlie	216	4	3	—	—	—	31	254	228	1,114
Other Australia	—	—	4	10	1	—	9	24	—	—
Australia	1,057	17	19	10	1	14	188	1,306	1,438	908

Ahafo	393	5	20	—	1	—	98	517	630	820
Akyem	235	32	3	—	4	—	28	302	421	718
Other Africa	—	—	2	9	1	—	—	12	—	—
Africa	628	37	25	9	6	—	126	831	1,051	791

NGM	494	6	12	5	5	5	97	624	693	901
Carlin	358	3	9	3	1	—	64	438	408	1,076
Phoenix	116	3	—	1	—	7	10	137	118	1,149
Twin Creeks	113	1	3	1	—	—	23	141	177	800
Long Canyon	36	1	—	1	—	—	7	45	96	466
Other Nevada	—	—	6	—	—	—	4	10	—	—
Nevada	1,117	14	30	11	6	12	205	1,395	1,492	935

Corporate and Other	—	—	62	203	3	—	21	289	—	—
Total Gold	$4,663	$141	$191	$313	$29	$29	$880	$6,246	6,465	$966

Gold equivalent ounces - other metals(10)
Peñasquito	$387	$7	$3	$—	$7	$66	$116	$586	438	$1,339
Boddington	$117	$2	$—	$—	$—	$8	$12	$139	145	$954
Phoenix	28	2	—	—	—	1	3	34	38	894
Total Gold Equivalent Ounces	$532	$11	$3	$—	$7	$75	$131	$759	621	$1,222

Consolidated	$5,195	$152	$194	$313	$36	$104	$1,011	$7,005
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
(6)Other expense, net is adjusted for Goldcorp transaction and integration costs of $217, Nevada JV transaction and integration costs of $30, restructuring and severance of $7, settlement costs of $5 and impairment of long-lived and other assets of $5.
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
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, see Note 2 to the Consolidated Financial Statements.
Critical Accounting Estimates
Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We have identified the accounting estimates listed below as critical to understanding and evaluating the financial results reported in our Consolidated Financial Statements. These accounting estimates require the application of significant management judgment and are critical due to the significant level of estimation uncertainty regarding the assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. We review the underlying factors used in our estimates regularly, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with U.S. GAAP. However, due to the uncertainty inherent in our estimates, actual results may materially differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Consolidated Financial Statements.
Depreciation and amortization
Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to amortize such costs over the estimated future lives of such facilities or equipment and their components. Facilities and equipment acquired as a part of a finance lease, build-to-suit or other financing arrangement are recorded based on the contractual lease terms. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the lesser of the lease terms or the estimated productive lives of such facilities. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.
Costs incurred to develop new properties are capitalized as incurred where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At our surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At our underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces or pounds to be produced from proven and probable reserves.
Major mine development costs incurred after the commencement of production, that are capitalized, are amortized using the UOP method based on estimated recoverable ounces or pounds to be produced from proven and probable reserves. To the extent that such costs benefit the entire ore body, they are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of the entire ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that block or area are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of that specific ore block or area.
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
Carrying value of stockpiles
Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. We generally process the highest ore grade material first to maximize metal production; however, a blend of ore stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Sulfide copper ores are subject to oxidation over time which can reduce expected future recoveries. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data), and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs, including applicable overhead and depreciation and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed.
We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized mineral grades and recovery rates. The significant assumption in determining the stockpile net realizable value for each mine site at December 31, 2021 is a long-term gold price of $1,500 per ounce. A decrease of $100 per ounce in the long-term gold price assumption will not result in a material write-down to the carrying value of the stockpiles.
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
Refer to Note 18 of the Consolidated Financial Statements for further information regarding stockpiles.
Carrying value of ore on leach pads
Ore on leach pads represent ore that has been mined and placed on leach pads where a solution is applied to the surface of the heap to dissolve the gold, copper or silver. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces or pounds are recovered based on the average cost per estimated recoverable ounce of gold or silver or pound of copper on the leach pad.
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
Although the quantities of recoverable metal placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The significant assumption in determining the net realizable value for each mine site at December 31, 2021 is a long-term gold price of $1,500 per ounce. A decrease of $100 per ounce in the long-term gold price assumption will not result in a material write-down to the carrying value of the leach pads.
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
Refer to Note 18 of the Consolidated Financial Statements for further information regarding ore on leach pads.
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
An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts. Fair value is typically determined through the use of an income approach utilizing estimates of discounted pre-tax future cash flows or a market approach utilizing recent transaction activity for comparable properties. These approaches are primarily considered Level 3 fair value measurements. Occasionally, such as when an asset is held for sale, market prices are used. We believe our estimates and models used to determine fair value are similar to what a market participant would use.
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
The significant assumption in determining the future cash flows for each mine site at December 31, 2021 is a long-term gold price of $1,500 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long-lived assets, including goodwill, of up to approximately $2,500 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.
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
As discussed above under Depreciation and amortization, various factors could impact our ability to achieve our forecasted production schedules from proven and probable reserves which could impact the carrying value of our long-lived assets. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified measured, indicated and inferred resources could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.
Events that could result in additional impairment of our long-lived assets include, but are not limited to, decreases in future metal prices, unfavorable changes in foreign exchange rates, increases in future closure costs, and any event that might otherwise have a material adverse effect on mine site cash flows.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31, 2021 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing.
The Company may elect to perform a qualitative assessment when it is more likely than not that the fair value of a reporting unit is higher than its carrying value. If the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market valuation approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment loss recognized in the current period is not reversed in the future periods. The Company recognizes its pro rata share of Goodwill and any subsequent goodwill impairment losses recorded by entities that are proportionately consolidated.
When the income approach is utilized to determine fair value, the estimated cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. The significant assumption in determining the future cash flows for each mine site at December 31, 2021 is a long-term gold price of $1,500 per ounce. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; and the use of appropriate discount rates.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units include, but are not limited to, such items as: (i) a decrease in forecasted production levels if we are unable to realize the mineable reserves, resources and exploration potential at our mining properties and extend the life of mine (ii) increased production or capital costs (iii) adverse changes in macroeconomic conditions including the market price of metals and changes in the equity and debt markets or country specific factors which could result in higher discount rates, (iv) significant unfavorable changes in tax rates including increased corporate income or mining tax rates, and (v) negative changes in regulation, legislation, and political environments which could impact our ability to operate in the future. While historical performance and current expectations have resulted in fair values of our reporting units equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Carrying value of Conga
We review and evaluate the Company’s Conga development project for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We have considered a variety of technical, economic, social and political developments related to the Conga project during our evaluation of impairment indicators since November 2011, when construction and development activities at the project were largely suspended. Project activities in recent years have focused on continued engagement with the local communities and maintaining and protecting existing project infrastructure and equipment through our active care and maintenance program. Although we have reclassified Conga reserves to resources and reallocated exploration and development capital to other projects, we continue to evaluate long-term options to progress development of the Conga project and improve social and political acceptance. We have reprioritized the Yanacocha Sulfides project ahead of the Conga project. The Company also periodically updates the economic model for its Conga project to understand changes to the estimated capital costs, cash flows, and economic returns from the project. As of December 31, 2021, we have not identified events or changes in circumstances that indicate that the carrying value of the Conga project is not recoverable.
Reclamation and remediation obligations
The Company records the estimated asset retirement obligations associated with operating and non-operating mine sites when an obligation is incurred and the fair value can be reasonably estimated. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Reclamation obligations are based on our best estimate of when the expected spending for an existing environmental disturbance will occur. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire long-lived assets in the period incurred. Changes in reclamation estimates at non-operating mines where the mine or portion of the mine site has entered the closure phase and has no substantive future economic value are reflected in earnings in the period an estimate is revised. Costs included in estimated asset retirement obligations are discounted to their present value and are estimated over a period of up to fifty years. We review, on at least an annual basis, the reclamation obligation at each mine.
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. Such cost estimates may include ongoing care, maintenance and monitoring costs. Changes in remediation estimates at non-operating mines are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value and are estimated over a period of up to fifty years.
Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs the Company expects to incur to complete the reclamation and remediation work required to comply with existing laws and regulations. These estimates require considerable judgment and are sensitive to changes in underlying inputs and assumptions. Such changes, including, but not limited to, (i) changes to environmental laws and regulations, which could increase the scope and extent of work required, (ii) changes in the timing of reclamation and remediation activities, which could occur over an extended future period and (iii) changes in the methods and technology utilized to settle reclamation and remediation obligations, could have a material impact on our business, financial condition, results of operations and cash flows.
Refer to Note 6 of the Consolidated Financial Statements for further information regarding reclamation and remediation obligations.
Income and mining taxes
We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for us, as measured by the statutory tax rates in effect. We derive our deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The financial statement effects of changes in tax law are recorded as discrete items in the period enacted as part of income tax expense or benefit from continuing operations, regardless of the category of income or loss to which the deferred taxes relate. We have exposure to the impact of foreign exchange fluctuations on tax positions in certain jurisdictions, such movements are recorded within Income and mining tax benefit (expense) related to deferred income tax assets and liabilities, as well as non-current uncertain tax positions, while foreign exchange fluctuations impacting current tax positions are recorded within Other income (loss), net as foreign currency exchange gains (losses). With respect to the earnings that we derive from the operations of our consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.
Mining taxes represent state and provincial taxes levied on mining operations and are classified as income taxes as such taxes are based on a percentage of mining profits.
Our operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. We are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether it is more likely than not, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax benefit (expense). In certain jurisdictions, we must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if we believe the amount is ultimately collectible.
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
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).
Metal Prices
Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar; inflation, deflation, or other general price instability; and global mine production levels. Changes in the market price of copper, silver, lead and zinc also affect our profitability and cash flow. These metals are traded on established international exchanges and prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates. The Company does not currently hold instruments that are designated to hedge against the potential impacts due to market price changes in metals. Consideration of these impacts are discussed below.

Decreases in the market price of metals can significantly affect the value of our product inventory, stockpiles and leach pad inventory, and it may be necessary to record a write-down to the net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2021 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-term Assumption	Long-term Assumption
Gold price (per ounce)	$1,795	$1,500
Copper price (per pound)	$4.40	$3.00
Silver price (per ounce)	$23.33	$20.00
Lead price (per pound)	$1.06	$1.05
Zinc price (per pound)	$1.53	$1.30
U.S. to Australian dollar exchange rate	$0.73	$0.77
U.S. to Canadian dollar exchange rate	$0.79	$0.80
U.S. dollar to Mexican Peso exchange rate	$0.05	$0.05
U.S. dollar to Argentinian Peso exchange rate	$0.01	$0.01
The net realizable value measurement involves the use of estimates and assumptions unique to each mining operation regarding current and future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions. For information concerning the sensitivity of our stockpiles and ore on leach pads to changes in metal price, see the Critical Accounting Estimates section in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation.
Decreases in the market price of metals can also significantly impact our impairment analysis for long-lived assets and goodwill. For information concerning the sensitivity of our impairment analysis over long-lived assets and goodwill to changes in metal price, see the Critical Accounting Estimates section in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation, and Note 2 and Note 20 to the Consolidated Financial Statements.
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which consist of fixed rates. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. See Note 15 to our Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of December 31, 2021.

	Provisionally Priced Sales Subject to Final Pricing	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (1) (per ounce/pound)
Gold (ounces/thousands)	171	$1,807	$20	$1,806
Copper (pounds/millions)	25	$4.39	$8	$4.40
Silver (ounces/millions)	5	$23.09	$7	$23.09
Lead (pounds/millions)	22	$1.06	$1	$1.06
Zinc (pounds/millions)	58	$1.62	$6	$1.65
____________________________
(1)The closing settlement price as of December 31, 2021 is determined utilizing the London Metal Exchange for copper, lead and zinc and the LBMA for gold and silver.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Newmont Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newmont Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, the related notes and the financial statement schedule in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, which reflects total assets constituting 19% and 19% at December 31, 2021 and 2020, respectively, and sales constituting 19%, 21%, and 10% and net income constituting 327%, 24%, and 7% in 2021, 2020, and 2019, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nevada Gold Mines LLC, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 24, 2022 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reclamation Liabilities
Description of the Matter
As discussed in Notes 2, 6 and 26 of the consolidated financial statements, the Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimates of either the timing or amount of the reclamation costs.

Auditing management’s accounting for reclamation liabilities was challenging, as significant judgment is required by the Company to estimate required cash flows to meet obligations established by mining permit, local statutes and promissory estoppel at the end of mine life as well as estimation of uncertainty inherent in the cash flows. The significant judgment was primarily related to the inherent estimation uncertainty relating to the extent of future reclamation activities and related costs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for reclamation liabilities, including controls over management’s review of estimated future costs, premiums for uncertainty and the reclamation liability calculation.

To test the reclamation liabilities, among other procedures, we evaluated the methodology, significant assumptions and the underlying data used by the Company in its estimate. To assess the estimates of reclamation activities and cash flows, we evaluated significant changes from the prior estimate, verified consistency between timing of reclamation activities and projected mine life, compared anticipated costs across the Company’s mines, verified cost rates against third-party information or internal cost records and recalculated management’s estimate. We also evaluated the significant assumptions included in the fair value calculation, including market risk premium, cost inflation, and credit-adjusted risk-free rate. We involved our reclamation specialists to interview members of the Company’s engineering staff, assess the completeness of the mine reclamation estimates with respect to meeting mine closure and post closure requirements, and evaluate the reasonableness of the engineering estimates and assumptions.

Annual goodwill impairment assessment
Description of the Matter
As discussed in Notes 2 and 20 to the consolidated financial statements, management conducts a goodwill impairment assessment annually at December 31, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. If the Company determines it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit in a quantitative assessment is determined through the use of the income approach using estimates of future cash flows attributable to the respective reporting units.

Auditing management’s quantitative fair value assessment was especially challenging, as significant judgment is required by the company to estimate future cash flows and the cost of capital rates attributable to the respective reporting units, and changes in management’s assumptions could have a significant impact on either the fair value, the amount of impairment charge, or both. The estimated future cash flows used to determine the fair values of reporting units are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term metal prices, proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves, and value beyond proven and probable. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions under the quantitative assessment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the assessment of goodwill impairment, including those over the determination of fair value, such controls related to management’s development of future cash flows and the cost of capital.

To test the estimated fair value of each reporting unit assessed quantitatively, we performed audit procedures that included, among others, the evaluation of significant assumptions and the underlying data used by the Company in its estimate. To assess the reasonableness of estimated future cash flows, we evaluated management’s projections against historical operating results, evaluated management’s ability to accurately forecast future cash flows by comparing actual results to historical forecasts, compared the Company’s short-term and long-term metal price projections to third-party sources, and verified the consistency between management’s projections and the Company’s qualified person’s estimate of proven and probable reserves and resources. To test estimates of the fair value of mineralization for value beyond proven and probable for reporting units assessed quantitatively, we evaluated significant changes from prior estimates and interviewed members of the Company’s engineering staff regarding each deposit’s characteristics. We involved our valuation specialist to evaluate the reasonableness of the cost of capital rates assigned to each reporting unit assessed quantitatively, considering the specific risk profile of each location in which the respective reporting unit resides and to assist in reviewing the valuation methods selected by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Members of Nevada Gold Mines LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of Nevada Gold Mines LLC and its subsidiaries (together, the Joint Venture) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of changes in members’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). We also have audited the Joint Venture's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Joint Venture maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Joint Venture’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting (not presented herein). Our responsibility is to express opinions on the Joint Venture’s consolidated financial statements and on the Joint Venture’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Joint Venture in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Board of Managers (acting in a role equivalent to the audit committee) and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Qualitative Goodwill Impairment Assessment
As described in note 2 to the Joint Venture’s consolidated financial statements, the Joint Venture’s goodwill balance was $696 million (at a 100 percent economic interest) as of December 31, 2021. Goodwill is allocated to reporting units and assessed for impairment annually, in the fourth quarter of the fiscal year, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Joint Venture has five reporting units. The Joint Venture’s management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (qualitative goodwill impairment assessment). If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed. Management uses judgment in assessing the qualitative factors in the qualitative goodwill impairment assessment for each reporting unit, including significant adverse changes to future gold prices, operating and capital costs, production levels and mineral reserves and mineral resources. Management uses future production levels and mineral reserves and mineral resources based on information compiled by qualified persons (management’s specialists).

The principal considerations for our determination that performing procedures relating to the qualitative goodwill impairment assessment is a critical audit matter are the judgment by management in assessing the qualitative factors in the qualitative goodwill impairment assessment for each reporting unit to determine whether further quantitative impairment testing is required; and a high degree of auditor judgment, subjectivity and effort in performing procedures related to management’s assessment of qualitative factors in the qualitative goodwill impairment assessment for each reporting unit with respect to significant adverse changes to future gold prices, operating and capital costs, production levels and mineral reserves and mineral resources.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s qualitative goodwill impairment assessment. These procedures also included, among others, evaluating the reasonableness of management’s qualitative goodwill impairment assessment for each reporting unit with respect to significant adverse changes to future gold prices and operating and capital costs by (i) comparing gold prices to external industry data; (ii) comparing operating and capital costs to recent actual operating and capital costs incurred; and (iii) considering consistency with evidence obtained in other areas of the audit. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of future production levels and mineral reserves and mineral resources. As a basis for using this work, the management’s specialists’ qualifications were understood and the Joint Venture’s relationship with management’s specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, tests of the data used by management’s specialists, and an evaluation of management’s specialists’ findings.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
February 24, 2022

We have served as the Joint Venture’s auditor since 2019.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share)
Sales (Note 5)	$12,222	$11,497	$9,740

Costs and expenses:
Costs applicable to sales (1)	5,435	5,014	5,195
Depreciation and amortization	2,323	2,300	1,960
Reclamation and remediation (Note 6)	1,846	366	280
Exploration	209	187	265
Advanced projects, research and development	154	122	150
General and administrative	259	269	313
Care and maintenance (Note 7)	8	178	—
Loss on assets held for sale (Note 8)	571	—	—
Other expense, net (Note 9)	160	255	300
	10,965	8,691	8,463
Other income (expense):
Gain on formation of Nevada Gold Mines (Note 1)	—	—	2,390
Gain on asset and investment sales, net (Note 10)	212	677	30
Other income (loss), net (Note 11)	(87)	(32)	297
Interest expense, net of capitalized interest of $38, $24 and $26, respectively	(274)	(308)	(301)
	(149)	337	2,416
Income (loss) before income and mining tax and other items	1,108	3,143	3,693
Income and mining tax benefit (expense) (Note 12)	(1,098)	(704)	(832)
Equity income (loss) of affiliates (Note 16)	166	189	95
Net income (loss) from continuing operations	176	2,628	2,956
Net income (loss) from discontinued operations (Note 1)	57	163	(72)
Net income (loss)	233	2,791	2,884
Net loss (income) attributable to noncontrolling interests (Note 1)	933	38	(79)
Net income (loss) attributable to Newmont stockholders	$1,166	$2,829	$2,805

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1,109	$2,666	$2,877
Discontinued operations	57	163	(72)
	$1,166	$2,829	$2,805

Weighted average common shares:
Basic	799	804	735
Effect of employee stock-based awards	2	2	2
Diluted	801	806	737

Net income (loss) per common share:
Basic:
Continuing operations	$1.39	$3.32	$3.92
Discontinued operations	0.07	0.20	(0.10)
	$1.46	$3.52	$3.82
Diluted:
Continuing operations	$1.39	$3.31	$3.91
Discontinued operations	0.07	0.20	(0.10)
	$1.46	$3.51	$3.81
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss)	$233	$2,791	$2,884
Other comprehensive income (loss):
Change in marketable securities, net of tax of $—, $— and $—, respectively	2	(5)	5
Foreign currency translation adjustments	2	(2)	1
Change in pension and other post-retirement benefits, net of tax of $(13), $(11) and $—, respectively	71	44	(19)
Change in fair value of cash flow hedge instruments, net of tax of $(5), $(3) and $(2), respectively	8	12	32
Other comprehensive income (loss)	83	49	19
Comprehensive income (loss)	$316	$2,840	$2,903

Comprehensive income (loss) attributable to:
Newmont stockholders	$1,249	$2,878	$2,824
Noncontrolling interests	(933)	(38)	79
	$316	$2,840	$2,903
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating activities:
Net income (loss)	$233	$2,791	$2,884
Adjustments:
Depreciation and amortization	2,323	2,300	1,960
Loss on assets held for sale (Note 8)	571	—	—
Gain on formation of Nevada Gold Mines (Note 1)	—	—	(2,390)
Gain on asset and investment sales, net (Note 10)	(212)	(677)	(30)
Net loss (income) from discontinued operations (Note 1)	(57)	(163)	72
Reclamation and remediation	1,827	353	258
Change in fair value of investments (Note 11)	135	(252)	(166)
Stock-based compensation (Note 14)	72	72	97
Deferred income taxes (Note 12)	(109)	(222)	334
Other non-cash adjustments	24	393	166
Net change in operating assets and liabilities (Note 25)	(541)	295	(309)
Net cash provided by (used in) operating activities of continuing operations	4,266	4,890	2,876
Net cash provided by (used in) operating activities of discontinued operations (Note 1)	13	(8)	(10)
Net cash provided by (used in) operating activities	4,279	4,882	2,866

Investing activities:
Additions to property, plant and mine development	(1,653)	(1,302)	(1,463)
Acquisitions, net (1)	(328)	—	127
Proceeds from sales of investments	194	307	67
Contributions to equity method investees	(150)	(60)	(28)
Purchases of investments	(59)	(37)	(112)
Return of investment from equity method investees	18	58	132
Proceeds from sales of mining operations and other assets, net	84	1,156	30
Other	26	44	21
Net cash provided by (used in) investing activities of continuing operations	(1,868)	166	(1,226)
Net cash provided by (used in) investing activities of discontinued operations (Note 1)	—	(75)	—
Net cash provided by (used in) investing activities	(1,868)	91	(1,226)

Financing activities:
Dividends paid to common stockholders	(1,757)	(834)	(889)
Repayment of debt	(1,382)	(1,160)	(1,876)
Proceeds from issuance of debt, net	992	985	690
Repurchases of common stock (Note 2)	(525)	(521)	(479)
Distributions to noncontrolling interests	(200)	(197)	(186)
Funding from noncontrolling interests	100	112	93
Payments on lease and other financing obligations	(73)	(66)	(55)
Payments for withholding of employee taxes related to stock-based compensation	(32)	(48)	(50)
Other	(81)	49	(25)
Net cash provided by (used in) financing activities	(2,958)	(1,680)	(2,777)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	6	(3)
Net change in cash, cash equivalents and restricted cash	(555)	3,299	(1,140)
Cash, cash equivalents and restricted cash at beginning of period	5,648	2,349	3,489
Cash, cash equivalents and restricted cash at end of period	$5,093	$5,648	$2,349

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,992	$5,540	$2,243
Restricted cash included in Other current assets	2	2	2
Restricted cash included in Other non-current assets	99	106	104
Total cash, cash equivalents and restricted cash	$5,093	$5,648	$2,349

Supplemental cash flow information:
Income and mining taxes paid, net of refunds	$1,534	$400	$437
Interest paid, net of amounts capitalized	$229	$261	$273
____________________________
(1)Acquisitions, net for the year ended December 31, 2021 is primarily related to the asset acquisition of the remaining 85.1% of GT Gold Corporation (“GT Gold”). Refer to Note 1 for additional information. For the year ended December 31, 2019, Acquisitions, net is comprised of $117 cash and cash equivalents acquired, $21 restricted cash acquired, net of $17 cash paid in the Newmont Goldcorp transaction and $6 of restricted cash acquired in the formation of Nevada Gold Mines.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31, 2021	At December 31, 2020
	(in millions, except per share)
ASSETS
Cash and cash equivalents	$4,992	$5,540
Trade receivables (Note 5)	337	449
Investments (Note 16)	82	290
Inventories (Note 17)	930	963
Stockpiles and ore on leach pads (Note 18)	857	827
Other current assets	498	436
Current assets	7,696	8,505
Property, plant and mine development, net (Note 19)	24,124	24,281
Investments (Note 16)	3,243	3,197
Stockpiles and ore on leach pads (Note 18)	1,775	1,705
Deferred income tax assets (Note 12)	269	337
Goodwill (Note 20)	2,771	2,771
Other non-current assets	686	573
Total assets	$40,564	$41,369

LIABILITIES
Accounts payable	$518	$493
Employee-related benefits (Note 13)	386	380
Income and mining taxes	384	657
Current lease and other financing obligations (Note 22)	106	106
Debt (Note 21)	87	551
Other current liabilities (Note 23)	1,173	1,182
Current liabilities	2,654	3,369
Debt (Note 21)	5,565	5,480
Lease and other financing obligations (Note 22)	544	565
Reclamation and remediation liabilities (Note 6)	5,839	3,818
Deferred income tax liabilities (Note 12)	2,144	2,073
Employee-related benefits (Note 13)	439	493
Silver streaming agreement (Note 5)	910	993
Other non-current liabilities (Note 23)	608	699
Total liabilities	18,703	17,490

Contingently redeemable noncontrolling interest	48	34
Commitments and contingencies (Note 26)
EQUITY
Common stock - $1.60 par value;	1,276	1,287
Authorized - 1,280 million and 1,280 million shares, respectively
Outstanding shares - 792 million and 800 million shares, respectively
Treasury stock - 5 million and 4 million shares, respectively	(200)	(168)
Additional paid-in capital	17,981	18,103
Accumulated other comprehensive income (loss) (Note 24)	(133)	(216)
Retained earnings	3,098	4,002
Newmont stockholders' equity	22,022	23,008
Noncontrolling interests	(209)	837
Total equity	21,813	23,845
Total liabilities and equity	$40,564	$41,369

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions, except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest (6)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	535	$855	(2)	$(70)	$9,618	$(284)	$383	$963	$11,465	$47
Cumulative-effect adjustment of adopting ASU No. 2016-02	—	—	—	—	—	—	(9)	—	(9)	—
Net income (loss)	—	—	—	—	—	—	2,805	79	2,884	—
Other comprehensive income (loss)	—	—	—	—	—	19	—	—	19	—
Shares issued and other non-cash consideration for Goldcorp acquisition (2)	285	457	—	—	8,972	—	—	—	9,429	—
Dividends declared (1)	—	—	—	—	(205)	—	(690)	—	(895)	—
Distributions declared to noncontrolling interests (3)	—	—	—	—	—	—	—	(187)	(187)	—
Cash calls requested from noncontrolling interests (4)	—	—	—	—	—	—	—	95	95	—
Repurchase and retirement of common stock	(12)	(19)	—	—	(265)	—	(195)	—	(479)	—
Cancellation of shares due to the expiration of certain exchange rights	—	—	—	—	4	—	(3)	—	1	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(50)	—	—	—	—	(50)	—
Stock-based awards and related share issuances	3	5	—	—	92	—	—	—	97	—
Balance at December 31, 2019	811	$1,298	(3)	$(120)	$18,216	$(265)	$2,291	$950	$22,370	$47
Cumulative-effect adjustment of adopting ASU No. 2016-13	—	—	—	—	—	—	(5)	—	(5)	—
Net income (loss)	—	—	—	—	—	—	2,829	(25)	2,804	(13)
Other comprehensive income (loss)	—	—	—	—	—	49	—	—	49	—
Dividends declared (1)	—	—	—	—	—	—	(839)	—	(839)	—
Distributions declared to noncontrolling interests (3)	—	—	—	—	—	—	—	(198)	(198)	—
Cash calls requested from noncontrolling interests (4)	—	—	—	—	—	—	—	110	110	—
Repurchase and retirement of common stock	(10)	(17)	—	—	(230)	—	(274)	—	(521)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(48)	—	—	—	—	(48)	—
Stock options exercised	1	2	—	—	49	—	—	—	51	—
Stock-based awards and related share issuances	2	4	—	—	68	—	—	—	72	—
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
Net income (loss)	—	—	—	—	—	—	1,166	(947)	219	14
Other comprehensive income (loss)	—	—	—	—	—	83	—	—	83	—
Dividends declared (1)	—	—	—	—	—	—	(1,764)	—	(1,764)	—
Distributions declared to noncontrolling interests (3)	—	—	—	—	—	—	—	(200)	(200)	—
Cash calls requested from noncontrolling interests (4)	—	—	—	—	—	—	—	101	101	—
Repurchase and retirement of common stock (5)	(9)	(15)	—	—	(207)	—	(306)	—	(528)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(32)	—	—	—	—	(32)	—
Stock options exercised	—	—	—	—	17	—	—	—	17	—
Stock-based awards and related share issuances	2	4	—	—	68	—	—	—	72	—
Balance at December 31, 2021	797	$1,276	(5)	$(200)	$17,981	$(133)	$3,098	$(209)	$21,813	$48
____________________________
(1)Cash dividends declared per common share was $2.20, $1.04, and $0.56 for 2021, 2020 and 2019, respectively. Special dividends declared per common share was $—, $—, and $0.88 for 2021, 2020 and 2019, respectively. Dividends declared and dividends paid to common stockholders differ by $7, $5, and $6 for 2021, 2020 and 2019, respectively, due to timing.
(2)The shares issued and other non-cash consideration for the Goldcorp acquisition includes the fair value of equity classified stock-based compensation awards allocated to purchase consideration of $6.
(3)Distributions declared to noncontrolling interests of $200, $198, and $187 for 2021, 2020 and 2019, respectively, represent cash calls declared by Newmont to Staatsolie for the Merian mine. Newmont paid $200, $197, and $186 for distributions during 2021, 2020 and 2019, respectively. Any differences are due to timing of payments.
(4)Cash calls requested from noncontrolling interests of $101, $110, and $95 for 2021, 2020 and 2019, respectively, represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $100, $112, and $93 for cash calls during 2021, 2020 and 2019, respectively. Any differences are due to timing of receipts.
(5)Repurchase and retirement of common stock of $528 for 2021 includes $3 of non-cash common stock forfeitures.
(6)Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”) holds a 5% interest in Yanacocha and has the option to require Yanacocha to repurchase their interest for $48 if certain conditions are not met. Sumitomo is entitled to participate in earnings of Yanacocha and, as a result of the option, is not required to fund losses that reduce Sumitomo's investment below $48.

The accompanying notes are an integral part of these Consolidated Financial Statements.

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
Goldcorp

On April 18, 2019, Newmont completed the business acquisition of Goldcorp, Inc. (“Goldcorp”), an Ontario corporation. The Company acquired all outstanding common shares of Goldcorp in a primarily stock transaction (the “Newmont Goldcorp transaction”) for total cash and non-cash consideration of $9,456. Refer to Note 3 for further information.
Nevada Gold Mines
On July 1, 2019, ("the effective date") Newmont and Barrick consummated the Nevada JV Agreement and established Nevada Gold Mines LLC ("NGM"), which combined the Company’s Nevada mining operations with Barrick’s Nevada mining operations.
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
On October 14, 2021, NGM and i-80 Gold Corp completed an exchange transaction pursuant to which NGM acquired the remaining 40% interest in the South Arturo property, obtained an option to acquire the adjacent Rodeo Creek exploration property, received contingent consideration of up to $50 on meeting specific production targets, and obtained the release of NGM bonds in exchange for i-80 bonding, in exchange for the Lone Tree and Buffalo mountain properties and related infrastructure. As a result of the exchange, the Lone Tree property was remeasured to fair value resulting in the recognition of a gain of $79 by the Company which represents its 38.5% interest in NGM, included in Gain on asset and investment sales, net.
GT Gold
At December 31, 2020, marketable and other equity securities included the 14.9% of equity interest held in GT Gold Corporation (“GT Gold”). In May 2021, the Company completed the acquisition of the remaining 85.1% of GT Gold for cash consideration, including related transaction costs, of $326. The asset acquisition resulted in total consideration of $378, including non-cash consideration of $52. The non-cash consideration represents the fair value of the 14.9% GT Gold investment held by the Company on the acquisition date. The total consideration paid was allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date, which primarily consisted of mineral interests of $590 and a related deferred tax liability of $211.
Noncontrolling Interests
Newmont has a 75.0% economic interest in Suriname Gold project C.V. (“Merian”), with the remaining interests held by Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a company wholly owned by the Republic of Suriname. Newmont consolidates Merian, through its wholly-owned subsidiary, Newmont Suriname LLC., in its Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity. For the years ended 2021, 2020 and 2019, the Company recognized $(81), $(90) and $(78) of Net loss (income) attributable to noncontrolling interests related to Merian.
At December 31, 2021, Newmont had a 51.35% ownership interest in Minera Yanacocha S.R.L. ("Yanacocha"), with 43.65% owned by Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) and 5% owned by Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”). Under the terms of Sumitomo's acquisition of its 5% interest in 2018 for $48 in cash, Sumitomo has the option to require Yanacocha to repurchase the interest for $48 if the Yanacocha Sulfides project does not adequately progress by June 2022 or if the project is approved with an internal rate of return below a contractually agreed upon rate. Sumitomo’s interest has been classified outside of permanent equity as Contingently redeemable noncontrolling interest on the Consolidated Balance Sheets. Under the terms of the sales agreement, the cash paid by Sumitomo at closing has been placed in escrow for repayment in the event the option is exercised. The Company continues to consolidate Yanacocha in its Consolidated Financial Statements under the voting interest model. For the years ended 2021, 2020 and 2019, the Company recognized $1,014, $128 and $(1) of Net loss (income) attributable to noncontrolling interests related to Yanacocha.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Yanacocha Transaction
In February 2022, the Company completed the acquisition of Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”) for $300 cash consideration, certain royalties on any production from other future potential projects, and contingent payments of up to $100 tied to the outstanding Yanacocha tax dispute (see Note 26), higher metal prices and achieving commercial production at the Yanacocha Sulfides project. The Company expects to account for the Yanacocha Transaction as an equity transaction in the first quarter of 2022, resulting in no gain or loss recognition in the Consolidated Statement of Operations. Upon close of the Yanacocha Transaction, the Company’s ownership interest in Yanacocha increased to 95%.
Concurrent with the Yanacocha Transaction, the Company sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"), accounted for as an equity method investment, in exchange for royalties on potential future production from the La Zanja operation. The Company also contributed $45 cash to Buenaventura, the parent company of La Zanja, to be used exclusively for reclamation costs at the La Zanja operation. The Company expects to recognize a $45 loss on sale of its equity interest in La Zanja in the first quarter of 2022. The carrying value of the La Zanja equity investment at December 31, 2021 is $—.
Discontinued Operations
Net income (loss) from discontinued operations includes results related to the Batu Hijau contingent consideration provisions associated with the sale of PT Newmont Nusa Tenggara in 2016 and a retained royalty obligation (“Holt royalty obligation”) to Royal Gold, Inc. for production on the Holt-McDermott property owned by Kirkland Lake Gold Ltd ("Kirkland"). In 2020, the Company and Kirkland signed a Strategic Alliance Agreement (the “Kirkland Agreement”), in which the Company purchased an option (the “Holt option”) from Kirkland for the mining and mineral rights subject to the Holt royalty obligation for $75, effectively reducing the Holt royalty obligation to $—. If exercised, the Holt option will allow the Company to prevent Kirkland from mining minerals subject to the Holt royalty obligation.
For the years ended 2021, 2020 and 2019, the Company recorded income (expense) of $57, $163 and $(72), net of a tax benefit (expense) of $(10), $(44) and $19, respectively, within discontinued operations. The Company received (paid) $13, $(8) and $(10) for the years ended 2021, 2020 and 2019, respectively, related to discontinued operations. See contingent consideration assets in Note 15 for additional information.
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
The continued impact of the COVID-19 pandemic could include sites being placed into care and maintenance, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping products, delays in product refining and smelting due to restrictions or temporary closures, additional travel restrictions, other supply chain disruptions and workforce interruptions, including loss of life. Depending on the duration and extent of the impact of COVID-19, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
The Cerro Negro mine, located in Argentina, is a U.S. dollar functional currency entity. Argentina’s central bank has enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert U.S. dollar proceeds from metal sales to local currency and restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the United States. Currently, these currency controls are not expected to impact the Company's ability to repay its debt obligations or declare dividends.
Minera Yanacocha S.R.L. (“Yanacocha”) includes the mining operations at Yanacocha and the Conga project in Peru. Based on the Company's internal project portfolio evaluation process, we have reprioritized the Yanacocha Sulfides project ahead of Conga, and

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
therefore we do not anticipate developing Conga in the next ten years. Due to the uncertainty surrounding the project’s development timeline, we have allocated exploration and development capital to other projects in the Company's portfolio. As a result, the Conga project is currently in care and maintenance. Should we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may consider other alternatives for the project, which may result in a future impairment charge for the remaining assets. The total assets at Conga as of December 31, 2021 and 2020 were $900 and $1,517 respectively.
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
The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of long-lived assets, goodwill and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws; provisional amounts related to uncertain tax positions; valuation of assets acquired and liabilities assumed in a business combination; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable and other equity securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from those amounts estimated in these financial statements.
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
Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces or pounds are recovered based on the average cost per estimated recoverable ounce of gold or silver or pound of copper on the leach pad.
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
Drilling and related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body or converting measured, indicated and inferred resources to proven and probable reserves. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of Costs applicable to sales.
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
The value of such assets is primarily driven by the nature and amount of mineral interests believed to be contained in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves and are amortized using the units-of-production method based on the estimated recoverable ounces or pounds in proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineral resources consisting of (i) mineral resources within pits; mineral resources with insufficient drill spacing to qualify as proven and probable reserves; and mineral resources in close proximity to proven and probable reserves; (ii) around-mine exploration potential not immediately adjacent to existing reserves and mineralization, but located within the immediate mine area; (iii) other mine-related exploration potential that is not part of current resources and is comprised mainly of material outside of the immediate mine area; (iv) greenfield exploration potential that is not associated with any other production, development or exploration stage property, as described above; or (v) any acquired right to explore or extract a potential mineral deposit. The Company’s mineral rights generally are enforceable regardless of whether proven and probable reserves have been established. In certain limited situations, the nature of a mineral right changes from an exploration right to a mining right upon the establishment of proven and probable reserves. The Company has the ability and intent to renew mineral interests where the existing term is not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineral resources.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing.
The Company may elect to perform a qualitative assessment when it is more likely than not that the fair value of a reporting unit is higher than its carrying value. If the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company recognizes its pro rata share of goodwill and any subsequent goodwill impairment losses recorded by entities that are proportionately consolidated.
The estimated cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; capital investment; proven and probable mineral reserve estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable mineral reserve and measured, indicated and inferred resource estimates; estimated future closure costs; and the use of appropriate discount rates.
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
The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of the Company’s mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserve estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable mineral reserve and measured, indicated and inferred resource estimates; estimated future closure costs; and the use of appropriate discount rates.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Investments
Management classifies investments at the acquisition date and re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The ability to exercise significant influence is typically presumed when the Company possesses 20% or more of the voting interests in the investee. The Company accounts for its investments in stock of other entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. To the extent that there is a basis difference between the amount invested and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. This basis difference is being amortized into Equity income (loss) of affiliates over the remaining estimated useful lives of the underlying tangible and intangible net assets. Equity method investments are included in Investments.
Contributions made to equity method investees at times are in the form of loan agreements. Loans provided to equity method investees that are made based on the Company's proportionate ownership percentage are accounted for as “in-substance capital contributions” and are treated as an increase to the investment. Principal and interest payments received on loans treated as in-substance capital contributions are assessed under the cumulative earnings approach to determine if the distribution received represents a return on capital or a return of capital. Return on capital distributions are recorded as an operating cash flow whereas return of capital distributions are recorded as an investing cash flow. Loans provided to equity method investees that are not made on a proportionate basis are accounted for as a loan receivable and do not increase the investment. Principal payments received on loans not treated as an in-substance capital contribution are accounted for as a reduction to the loan receivable and interest received is recorded as interest income.
The Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment. Declines in fair value that are deemed to be other-than-temporary are charged to Other income (loss), net.
Additionally, the Company has certain marketable equity and debt securities and other equity securities. Marketable equity securities are measured primarily at fair value with any changes in fair value recorded in Other income (loss), net. Certain other equity securities are accounted for under the measurement alternative (cost less impairment, adjusted for any qualifying observable price changes) when fair value is not readily determinable. The Company accounts for its restricted marketable debt securities as available-for-sale securities. Unrealized gains and losses on available-for-sale ("AFS") investments, net of taxes, are reported as a component of Accumulated other comprehensive income (loss) in Total equity, unless an impairment is deemed to be credit-related. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet with a corresponding charge to Other income (loss), net.
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
When repurchasing its debt, the Company records the resulting gain or loss as well as the accelerated portion of related debt issuance costs, premiums and discounts, and any unrealized gains or losses from the associated treasury rate lock contracts and/or associated forward starting swap contracts, included in Accumulated other comprehensive income (loss), in Other income (loss), net.
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
Common Stock
In order to consummate the Newmont Goldcorp transaction, the Company amended its Restated Certificate of Incorporation to increase Newmont’s authorized number of shares of common stock from 750 million to 1.28 billion, as approved by Newmont shareholders at the April 11, 2019 special meeting of stockholders.
In July 2021, Newmont filed a shelf registration statement on Form S-3 under which it can issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices, subject to the limitations of the Delaware General Corporation Law, the Company's certification of incorporation and bylaws. It also includes the ability to resell an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.
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
During the years ended December 31, 2021, 2020 and 2019, the Company repurchased and retired approximately 9 million, 10 million and 12 million shares of its common stock for $525, $521 and $479, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company withheld 0.6 million, 1.0 million and 1.4 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards.
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
A portion of gold sold from certain sites is sold in the form of concentrate. The Company’s Sales also come from the sale of silver, lead, zinc and copper. Sales from these metals are generally in the form of concentrate, which is sold to smelters for further treatment and refining.
Generally, if a metal expected to be mined represents more than 10% to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting is applied. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10% to 20% of the life of mine sales value, by-product accounting is applied. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Silver, lead and zinc are produced as co-products at Peñasquito. Copper is produced as a co-product at Boddington and was produced as a co-product at Phoenix until the formation of NGM on July 1, 2019. Silver, lead, zinc and/or copper are produced as a by-product at all other Newmont sites.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Gold Sales from Doré Production
The Company recognizes revenue for gold from doré production when it satisfies the performance obligation of transferring gold inventory to the customer, which generally occurs upon transfer of gold bullion credits as this is the point at which the customer obtains control the ability to direct the use and obtains substantially all of the remaining benefits of ownership of the asset.
The Company generally recognizes the sale of gold bullion credits when the credits are delivered to the customer. The transaction price is determined based on the agreed upon market price and the number of ounces delivered. Payment is due upon delivery of gold bullion credits to the customer’s account.
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
The Company generally sells metal concentrate based on the monthly average market price for a future month, dependent on the relevant contract, following the month in which the delivery to the customer takes place. The amount of revenue recognized for concentrates is initially recorded on a provisional basis based on the forward prices for the estimated month of settlement and the Company’s estimated metal quantities based on assay data. The Company’s sales based on a provisional price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of sale. The embedded derivative, which is not designated for hedge accounting, is primarily marked to market through Sales each period prior to final settlement. The Company also adjusts estimated metal quantities used in computing provisional sales using new information and assay data from the smelter as it is received (if any).
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
Income and Mining Taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The financial statement effects of changes in tax law are recorded as discrete items in the period enacted as part of income tax expense or benefit from continuing operations, regardless of the category of income or loss to which the deferred taxes relate. The Company determines if the assessment of a particular income tax effect is “complete.” Those effects for which the accounting is determined to be complete are reported in the enactment period financial statements. The Company has exposure to the impact of foreign exchange fluctuations on tax positions in certain jurisdictions, such movements are recorded within Income and mining tax benefit (expense) related to deferred income tax assets and liabilities, as well as non-current uncertain tax positions, while foreign exchange fluctuations impacting current tax positions are recorded within Other income (loss), net as foreign currency exchange gains (losses). With respect to the earnings that the Company derives from the operations of its consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies.
Mining taxes represent state and provincial taxes levied on mining operations and are classified as income taxes. As such, taxes are based on a percentage of mining profits.
Newmont’s operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. Newmont and its subsidiaries are subject to reviews of its income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether it is more likely than not, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If the estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income and mining tax benefit (expense). In certain jurisdictions, Newmont must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if Newmont believes the amount is collectible.
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
Reclamation and Remediation Costs
Reclamation obligations associated with operating and non-operating mine sites are recognized when an obligation is incurred and the fair value can be reasonably estimated. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Changes in reclamation estimates at mines that are not currently operating, as the mine or portion of the mine site has entered the closure phase and has no substantive future economic value, are reflected in earnings in the period an estimate is revised. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Costs included in estimated asset retirement obligations are discounted to their present value as cash flows are readily estimable over a period of up to fifty years. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for asset retirement obligations.
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. Such cost estimates may include ongoing care, maintenance and monitoring costs. Changes in remediation estimates at non-operating mines are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value as cash flows are readily estimable over a period up to fifty years.
Foreign Currency
The functional currency for the majority of the Company’s operations is the U.S. dollar. Transaction gains and losses related to foreign currency denominated monetary assets and liabilities where the functional currency is the U.S. dollar are remeasured at current exchange rates and the resulting adjustments are included in Other income (loss), net. The financial statements of our foreign entities with functional currencies other than the U.S. dollar are translated into U.S. dollars with the resulting adjustments charged or credited directly to Accumulated other comprehensive income (loss) in total equity. All assets and liabilities are translated into the U.S. dollar using exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
exchange rates for the period. The gains or losses on foreign currency rates on cash holdings in foreign currencies are included in Effect of exchange rate changes on cash, cash equivalents and restricted cash in the Company’s Consolidated Statements of Cash Flows.
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
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the 2021 presentation.
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
Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules
Effects of Reference Rate Reform
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is in the process of reviewing key contracts to identify any contracts that reference the London Interbank Offered Rate ("LIBOR") and to implement adequate fallback provisions if not already implemented to mitigate the risks or impacts from the transition. No material impacts are expected to the Consolidated Financial Statements or disclosures.
Financial Disclosures of Government Assistance
In November 2021, ASU No. 2021-10 was issued which provides guidance for required annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for all entities for annual periods beginning after December 15, 2021. The Company is still completing its evaluation of the impact of ASU 2021-10. The Company does not expect the guidance to have a material impact on the Consolidated Financial Statements or disclosures.
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
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Goldcorp acquisition occurred on January 1, 2019.

Year Ended December 31, 2019
Sales	$10,468
Net income (loss) (1)	$2,666
____________________________
(1)Included in Net income (loss) attributable to Newmont stockholders is $260 of Newmont Goldcorp transaction and integration costs for the year ended December 31, 2019.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM") and has determined that its operations are organized into five geographic regions: North America, South America, Australia, Africa and Nevada, which also represent Newmont’s reportable and operating segments.
The Company’s investment in the Pueblo Viejo mine is included in the South America reportable segment within Other South America. All other equity method investments are included in Corporate and other.
The Company’s Nevada reportable segment included the Carlin, Phoenix, Twin Creeks and Long Canyon mines (“existing Nevada mining operations”). On July 1, 2019, the Company contributed its existing Nevada mining operations in exchange for a 38.5% ownership interest in NGM. See Note 1 for further information.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2021
CC&V	$396	$238	$66	$18	$64	$777	$42
Musselwhite	277	157	80	7	30	1,317	39
Porcupine	517	269	91	17	121	1,572	68
Éléonore	446	237	139	5	60	1,062	46
Peñasquito:
Gold	1,250	395	201
Silver	651	332	169
Lead	172	76	39
Zinc	561	256	112
Total Peñasquito	2,634	1,059	521	8	979	6,561	144
Other North America	—	—	14	5	(32)	66	—
North America	4,270	1,960	911	60	1,222	11,355	339

Yanacocha	471	232	111	18	(1,552)	1,735	171
Merian	780	326	98	11	328	952	47
Cerro Negro	480	243	137	9	68	2,183	108
Other South America	—	—	5	35	(632)	2,282	2
South America	1,731	801	351	73	(1,788)	7,152	328

Boddington:
Gold	1,212	607	99
Copper	295	143	23
Total Boddington	1,507	750	122	8	627	2,261	174
Tanami	879	278	100	24	466	1,334	304
Other Australia	—	—	6	16	62	45	7
Australia	2,386	1,028	228	48	1,155	3,640	485

Ahafo	864	425	143	22	269	2,425	213
Akyem	680	261	120	10	284	990	66
Other Africa	—	—	—	2	(11)	3	—
Africa	1,544	686	263	34	542	3,418	279

NGM	2,291	960	550	30	818	7,584	234
Nevada	2,291	960	550	30	818	7,584	234

Corporate and Other	—	—	20	118	(841)	7,415	28
Consolidated	$12,222	$5,435	$2,323	$363	$1,108	$40,564	$1,693
____________________________
(1)Includes accrued costs associated with the Tanami Expansion of $29, which are included in Lease and other financing obligations, and an increase in accrued capital expenditures of $11. Consolidated capital expenditures on a cash basis were $1,653.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2020
CC&V	$478	$245	$80	$15	$129	$755	$41
Red Lake (2)	67	45	2	1	20	—	4
Musselwhite	180	117	62	7	(40)	1,324	58
Porcupine	566	244	109	17	171	1,565	43
Éléonore	371	181	109	5	47	1,115	43
Peñasquito:
Gold	894	286	168
Silver	510	201	117
Lead	134	77	45
Zinc	348	221	121
Total Peñasquito	1,886	785	451	3	544	6,824	127
Other North America	—	—	27	8	(88)	100	2
North America	3,548	1,617	840	56	783	11,683	318

Yanacocha	593	345	123	12	(165)	1,832	111
Merian	822	328	102	11	375	993	42
Cerro Negro	404	166	139	4	8	2,139	49
Other South America	—	—	7	31	(57)	2,736	2
South America	1,819	839	371	58	161	7,700	204

Boddington:
Gold	1,221	579	102
Copper	155	107	19
Total Boddington	1,376	686	121	3	526	2,238	160
Tanami	871	251	102	16	442	1,095	212
Other Australia	—	—	7	16	448	59	8
Australia	2,247	937	230	35	1,416	3,392	380

Ahafo	853	375	145	22	278	2,224	120
Akyem	671	234	120	9	291	1,000	27
Other Africa	—	—	—	3	(12)	3	—
Africa	1,524	609	265	34	557	3,227	147

NGM	2,359	1,012	579	42	700	7,753	241
Nevada	2,359	1,012	579	42	700	7,753	241

Corporate and Other	—	—	15	84	(474)	7,614	49
Consolidated	$11,497	$5,014	$2,300	$309	$3,143	$41,369	$1,339
____________________________
(1)Includes an increase in accrued capital expenditures of $37; consolidated capital expenditures on a cash basis were $1,302.
(2)On March 31, 2020, the Company sold Red Lake. Refer to Note 10 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures(1)
Year Ended December 31, 2019
CC&V	$445	$290	$95	$13	$39	$770	$35
Red Lake (2)(3)	159	136	50	7	(47)	589	29
Musselwhite (2)(4)	7	13	28	7	(6)	1,301	60
Porcupine (2)	338	185	66	14	58	1,859	61
Éléonore (2)	378	214	80	8	65	1,323	55
Peñasquito: (2)
Gold	209	116	43
Silver	253	181	66
Lead	85	77	29
Zinc	143	129	55
Total Peñasquito	690	503	193	6	(58)	7,038	128
Other North America	—	—	22	5	(161)	4	8
North America	2,017	1,341	534	60	(110)	12,884	376

Yanacocha	735	400	113	24	83	1,803	185
Merian	734	297	93	11	331	990	56
Cerro Negro (2)	502	210	111	22	132	2,213	55
Other South America	—	—	12	40	(67)	2,809	1
South America	1,971	907	329	97	479	7,815	297

Boddington:
Gold	999	575	106
Copper	166	117	22
Total Boddington	1,165	692	128	3	330	2,148	78
Tanami	697	266	96	12	314	966	124
Kalgoorlie (3)	319	216	27	6	67	434	34
Other Australia	—	—	7	24	(32)	62	10
Australia	2,181	1,174	258	45	679	3,610	246

Ahafo	880	393	160	33	295	2,057	213
Akyem	585	235	150	14	176	993	33
Other Africa	—	—	—	6	(16)	3	—
Africa	1,465	628	310	53	455	3,053	246

NGM (5)	1,022	494	298	22	203	8,096	138
Carlin (6)	533	358	107	15	46	—	64
Phoenix: (6)
Gold	151	116	33
Copper	44	28	9
Total Phoenix	195	144	42	1	29	—	13
Twin Creeks (6)	230	113	31	5	89	—	30
Long Canyon (6)	126	36	36	12	40	—	7
Other Nevada (6)	—	—	2	8	(9)	—	5
Nevada	2,106	1,145	516	63	398	8,096	257

Corporate and Other	—	—	13	97	1,792	4,516	32
Consolidated	$9,740	$5,195	$1,960	$415	$3,693	$39,974	$1,454
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
(5)For the year ended December 31, 2019, the Company billed NGM $213 for services provided under the employee lease agreement. The leasing period expired on December 31, 2019.
(6)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019. Amounts include sales of finished goods inventory retained and not contributed to NGM on the effective date, pursuant to the Nevada JV Agreement.
Long-lived assets, which primarily consist of Property, plant and mine development, net and non-current Stockpiles and ore on leach pads, were as follows:

	At December 31,
	2021	2020
United States	$7,462	$7,631
Mexico	4,795	5,032
Canada	4,031	3,557
Australia	3,258	2,923
Ghana	2,517	2,468
Peru	1,680	2,148
Argentina	1,526	1,562
Suriname	742	762
	$26,011	$26,083

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2021
CC&V	$382	$14	$396
Musselwhite	277	—	277
Porcupine	517	—	517
Éléonore	446	—	446
Peñasquito:
Gold	207	1,043	1,250
Silver (1)	—	651	651
Lead	—	172	172
Zinc	—	561	561
Total Peñasquito	207	2,427	2,634
North America	1,829	2,441	4,270

Yanacocha	451	20	471
Merian	780	—	780
Cerro Negro	480	—	480
South America	1,711	20	1,731

Boddington:
Gold	311	901	1,212
Copper	—	295	295
Total Boddington	311	1,196	1,507
Tanami	879	—	879
Australia	1,190	1,196	2,386

Ahafo	864	—	864
Akyem	680	—	680
Africa	1,544	—	1,544

NGM (2)	2,216	75	2,291
Nevada	2,216	75	2,291

Consolidated	$8,490	$3,732	$12,222
____________________________
(1)Silver sales from concentrate includes $79 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,212 for the year ended December 31, 2021.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2020
CC&V	$478	$—	$478
Red Lake (1)	67	—	67
Musselwhite	180	—	180
Porcupine	566	—	566
Éléonore	371	—	371
Peñasquito:
Gold	84	810	894
Silver (2)	—	510	510
Lead	—	134	134
Zinc	—	348	348
Total Peñasquito	84	1,802	1,886
North America	1,746	1,802	3,548

Yanacocha	592	1	593
Merian	822	—	822
Cerro Negro	404	—	404
South America	1,818	1	1,819

Boddington:
Gold	290	931	1,221
Copper	—	155	155
Total Boddington	290	1,086	1,376
Tanami	871	—	871
Australia	1,161	1,086	2,247

Ahafo	853	—	853
Akyem	671	—	671
Africa	1,524	—	1,524

NGM (3)	2,285	74	2,359
Nevada	2,285	74	2,359

Consolidated	$8,534	$2,963	$11,497
____________________________
(1)On March 31, 2020, the Company sold Red Lake. Refer to Note 10 for additional information.
(2)Silver sales from concentrate includes $67 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,293 for the year ended December 31, 2020.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2019
CC&V	$445	$—	$445
Red Lake (1)	159	—	159
Musselwhite (1)	7	—	7
Porcupine (1)	338	—	338
Éléonore (1)	378	—	378
Peñasquito: (1)
Gold	17	192	209
Silver (2)	—	253	253
Lead	—	85	85
Zinc	—	143	143
Total Peñasquito	17	673	690
North America	1,344	673	2,017

Yanacocha	735	—	735
Merian	734	—	734
Cerro Negro (1)	502	—	502
South America	1,971	—	1,971

Boddington:
Gold	238	761	999
Copper	—	166	166
Total Boddington	238	927	1,165
Tanami	697	—	697
Kalgoorlie (3)	319	—	319
Australia	1,254	927	2,181

Ahafo	880	—	880
Akyem	585	—	585
Africa	1,465	—	1,465

NGM	1,000	22	1,022
Carlin (4)	533	—	533
Phoenix: (4)
Gold	52	99	151
Copper	—	44	44
Total Phoenix	52	143	195
Twin Creeks (4)	230	—	230
Long Canyon (4)	126	—	126
Nevada (5)	1,941	165	2,106

Consolidated	$7,975	$1,765	$9,740
____________________________
(1)Sites acquired as part of the Newmont Goldcorp transaction, effective April 18, 2019.
(2)Silver sales from concentrate includes $37 related to non-cash amortization of the silver streaming agreement liability.
(3)On January 2, 2020, the Company sold its 50% interest in Kalgoorlie. There were no operating results at Kalgoorlie for the years ended December 31, 2021 and 2020. Refer to Note 10 for additional information.
(4)Newmont contributed its existing Nevada mining operations in exchange for a 38.5% interest in NGM, effective July 1, 2019.
(5)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,002 for the year ended December 31, 2019.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Trade Receivables
The following table details the receivables included within Trade receivables:

	At December 31, 2021	At December 31, 2020
Receivables from Sales:
Gold sales from doré production	$40	$59
Sales from concentrate and other production	297	390
Total receivables from Sales	$337	$449
Provisional Sales
The Company sells gold, copper, silver, lead and zinc concentrates on a provisional basis. Provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which is not designated for hedge accounting treatment, is marked to market through earnings each period prior to final settlement with unrealized gains and losses recognized within sales through earnings.
The impact to Sales from revenue recognized due to the changes in pricing is an increase (decrease) of $32, $80 and $22 for the years ended December 31, 2021, 2020, and 2019, respectively.
At December 31, 2021, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing	Average Provisional Price (per ounce/pound)
Gold (ounces/thousands)	171	$1,807
Copper (pounds/millions)	25	$4.39
Silver (ounces/millions)	5	$23.09
Lead (pounds/millions)	22	$1.06
Zinc (pounds/millions)	58	$1.62
Silver Streaming Agreement
As a part of the Newmont Goldcorp transaction, the Company assumed the Silver streaming agreement liability related to silver production from the Peñasquito mine in the North America segment. Pursuant to the agreement, the Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. The Company’s policy is to amortize the liability into Sales each period using the units-of-production method. During the years ended December 31, 2021, 2020, and 2019, the Company amortized $79, $67, and $37, respectively, of the Silver streaming agreement liability into revenue. At December 31, 2021 and 2020, the value of the liability included in the Consolidated Balance Sheet was $981 and $1,060, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Revenue by Geographic Area
Newmont primarily conducts metal sales in U.S. dollars, and therefore Sales are not exposed to fluctuations in foreign currencies. Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2021	2020	2019
United Kingdom	$8,404	$8,489	$7,980
South Korea	1,665	1,317	538
Mexico	642	277	190
Japan	386	244	172
Germany	282	277	203
Switzerland	275	243	120
Philippines	264	242	293
United States	62	97	78
Other (1)	242	311	166
	$12,222	$11,497	$9,740
____________________________
(1)Other includes $79, $67, and $37 related to non-cash amortization of the Silver streaming agreement liability for the years ended December 31, 2021, 2020, and 2019, respectively.
Revenue by Major Customer
As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2021, sales to Standard Chartered were $4,634 (38%) and JPMorgan Chase were $2,002 (17%) of total gold sales. In 2020, sales to JPMorgan Chase were $2,775 (24%) and Standard Chartered were $2,737 (24%) of total gold sales. In 2019 sales to Standard Chartered were $2,907 (30%), JPMorgan Chase were $1,780 (18%) and Toronto Dominion Bank were $1,204 (12%) of total gold sales.
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
The Company’s Reclamation and remediation expense consisted of:

	Years Ended December 31,
	2021	2020	2019
Reclamation adjustments and other	$1,633	$180	$77
Reclamation accretion	125	134	133
Total reclamation expense	1,758	314	210

Remediation adjustments and other	82	46	65
Remediation accretion	6	6	5
Total remediation expense	88	52	70
	$1,846	$366	$280
In 2021, reclamation adjustments were primarily comprised of $1,554 related to portions of the Yanacocha site operations that are no longer in production and with no expected substantive future economic value (i.e., non-operating). Refer to Note 26 for further discussion. In 2020, reclamation adjustments primarily related to increased lime consumption and water treatment costs at non-operating Yanacocha sites and an update to the project cost estimates at non-operating Porcupine sites that resulted in increases of $152 and $16, respectively. In 2019, reclamation adjustments primarily related to updated water management costs at non-operating

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Yanacocha sites and an update of the project cost estimates at Mule Canyon and Northumberland mine sites that resulted in increases of $62, $9 and $4, respectively.

In 2021, remediation adjustments are primarily due to revisions to estimated construction costs of the water treatment plant at the Midnite Mine and higher estimated closure cost arising from recent tailings management review and monitoring requirements set forth by the Global Industry Standard on Tailings Management ("GISTM"). In 2020, remediation adjustments primarily related to project execution delays due to COVID-19 and updated project cost estimates at the Midnite mine and Dawn mill sites of $27 and other remediation project spend at other sites. In 2019, remediation adjustments primarily related to updated project cost estimates at the Midnite mine and Dawn mill sites and increased water management cost estimates at Con mine that resulted in increases of $36 and $9, respectively.
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation	Remediation	Total
Balance at January 1, 2020	$3,334	$299	$3,633
Additions, changes in estimates and other	312	33	345
Adjustment from the Newmont Goldcorp transaction	15	—	15
Payments, net	(76)	(25)	(101)
Accretion expense	134	6	140
Balance at December 31, 2020	3,719	313	4,032
Additions, changes in estimates and other	2,045	67	2,112
Other acquisitions and divestitures	(3)	1	(2)
Payments, net	(118)	(43)	(161)
Accretion expense	125	6	131
Balance at December 31, 2021 (1)	$5,768	$344	$6,112
____________________________
(1)Total reclamation liabilities includes $3,250 related to Yanacocha.

	At December 31,
	2021			2020
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$213	$60	$273	$164	$50	$214
Non-current (2)	5,555	284	5,839	3,555	263	3,818
Total	$5,768	$344	$6,112	$3,719	$313	$4,032
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities. Refer to Note 23.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 45% greater or —% lower than the amount accrued at December 31, 2021. These amounts are included in Other current liabilities and Reclamation and remediation liabilities. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Reclamation and remediation in the period estimates are revised.
Included in Other non-current assets at December 31, 2021 and 2020 are $49 and $56 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at December 31, 2021, $40 was related to the Ahafo and Akyem mines in Ghana, Africa and $4 related to NGM in Nevada, United States, $3 was related to the Midnite mine and Dawn mill site in Washington, United States and $2 was related to the Ross Adams Mine in Alaska, United States. Of the amounts at December 31, 2020, $48 was related to the Ahafo and Akyem mines in Ghana, Africa, $6 related to NGM in Nevada, United States and $2 was related to the Midnite mine and Dawn mill site in Washington, United States.
Included in Other non-current assets at December 31, 2021 and 2020 was $51 and $38, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at December 31, 2021, $11 is related to the Midnite mine and Dawn mill sites in Washington, United States, $16 related to Akyem in Ghana, Africa and $24 is related to San Jose Reservoir in Peru, South America. Of the amounts at December 31, 2020, $14 is related to the Midnite mine and Dawn mill sites in Washington, United States and $24 is related to San Jose Reservoir in Peru, South America.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7     CARE AND MAINTENANCE
Care and maintenance costs represent direct operating costs and depreciation and amortization costs incurred during the period the sites were temporarily placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic. The following table includes direct operating costs incurred and reported as Care and maintenance:

	Year Ended December 31,
	2021	2020	2019
Tanami	$8	$—	$—
Musselwhite	—	28	—
Éléonore	—	26	—
Peñasquito	—	38	—
Yanacocha	—	27	—
Cerro Negro	—	56	—
Other South America	—	3	—
	$8	$178	$—
Additionally, for the year ended December 31, 2021, the Company recognized non-cash care and maintenance costs included in Depreciation and amortization of $3 at Tanami. For the year ended December 31, 2020, the Company recognized non-cash care and maintenance costs included in Depreciation and amortization of $7 at Musselwhite, $16 at Éléonore, $28 at Peñasquito, $7 at Yanacocha and $30 at Cerro Negro.
NOTE 8     LOSS ON ASSETS HELD FOR SALE
In the third quarter of 2021, the Company entered into a binding agreement to sell certain equipment and assets originally acquired for the Conga project in Peru within our South America segment (the "Conga mill assets") for total cash proceeds of $68. Pursuant to the terms of the agreement, the sale is expected to close upon the delivery of the assets and receipt of the final payment at which time title and control of the assets will transfer, currently expected to occur within approximately one year. As of December 31, 2021, the Company has received payments of $17 included in Other current liabilities.
Prior to entering the binding agreement, the Conga mill assets, which were otherwise expected to be used in future operations associated with the long-term development of the Conga project, had a carrying value of $593 included in Property, plant and mine development, net. Upon entering the binding agreement, the Conga mill assets were reclassified as held for sale, included in Other current assets on our Consolidated Balance Sheet as of December 31, 2021, and remeasured at fair value less costs to sell. Refer to Note 15 for further information. As a result, a loss of $571 was recognized and included in Loss on assets held for sale within the Consolidated Statements of Operations for the year ended December 31, 2021.
The remaining total assets at Conga as of December 31, 2021 were approximately $900. As of December 31, 2021, the Company has not identified events or changes in circumstances that indicate that the remaining carrying value of the Conga project is not recoverable. Although the Company has entered into the binding agreement to sell the Conga mill assets, it will continue to evaluate long-term options to progress development of the Conga project.
NOTE 9     OTHER EXPENSE, NET

	Year Ended December 31,
	2021	2020	2019
COVID-19 specific costs	$87	$92	$—
Impairment of long-lived and other assets	25	49	5
Settlement costs	11	58	5
Restructuring and severance	11	18	7
Goldcorp transaction and integration costs	—	23	217
Nevada JV transaction and implementation costs	—	—	30
Other	26	15	36
	$160	$255	$300
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred, including but not limited to contributions to the Newmont Global Community Support Fund, additional health screenings, incremental travel, security and employee related costs as well as various other incremental costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. The Company established the Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. For the years ended December 31, 2021 and 2020, $3 and $11 were distributed from this fund, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Impairment of long-lived and other assets. Impairment of long-lived and other assets represents non-cash write-downs of various assets that are no longer in use.
Settlement costs. Settlement costs for the year ended December 31, 2021 are primarily comprised of a $10 voluntary contribution made to the Republic of Suriname and other certain costs associated with legal and other settlements. Settlement costs for the year ended December 31, 2020 primarily include costs related to the ecological tax obligation at Peñasquito in Mexico, mineral interest settlements at Ahafo and Akyem in Africa, the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru and other related costs. Settlement costs for the year ended December 31, 2019 include legal and other settlements.
Restructuring and severance. Restructuring and severance primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company for all periods presented.
Goldcorp transaction and integration costs. Goldcorp transaction and integration costs for the years ended December 31, 2020 and 2019 primarily include integration activities and related investment banking and legal costs, severance, accelerated share award payments and consulting services.
Nevada JV transaction and implementation costs. Nevada JV transaction and implementation costs for the year ended December 31, 2019 primarily represent legal and hostile defense fees, investment banking fees and severance costs incurred related to the Nevada JV Agreement.
NOTE 10     GAIN ON ASSET AND INVESTMENT SALES, NET

	Year Ended December 31,
	2021	2020	2019
Sale of Kalgoorlie	$83	$493	$—
Exchange of Lone Tree	79	—	—
Sale of TMAC	42	—	—
Sale of Continental	—	91	—
Sale of royalty interests	—	75	—
Sale of Red Lake	—	9	—
Gain on formation of MARA	—	6	—
Other	8	3	30
	$212	$677	$30

Sale of Kalgoorlie. On January 2, 2020, the Company completed the sale of its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). Pursuant to the terms of the agreement, the Company received cash proceeds of $800. The proceeds were inclusive of a $25 payment that gave Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for the purchase of Newmont’s Kalgoorlie power business for fair market value. In December 2021, the Company completed the sale of the Kalgoorlie power business to Northern Star for proceeds of $95, inclusive of the $25 deposit received in 2020. The Company received $70 in cash proceeds during 2021 and recognized a gain of $83, included in Gain on asset and investment sales, net.
Exchange of Lone Tree. For further information related to the exchange of the Lone Tree and South Arturo properties at NGM, refer to Note 1.
Sale of TMAC. For further information related to the sale of investment holdings in TMAC Resources, Inc. ("TMAC"), refer to Note 16.
Sale of Continental. On March 4, 2020, the Company completed the sale of its entire interest in Continental Gold, Inc. ("Continental"), including its convertible debt, to Zijin Mining Group. Pursuant to the terms of the agreement, the Company received cash proceeds of $253, resulting in recognition of a gain of $91 included in Gain on asset and investment sales, net.
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
Sale of Red Lake. On March 31, 2020, the Company completed the sale of the Red Lake complex in Ontario, Canada, included in the Company’s North America segment, to Evolution Mining Limited. Pursuant to the terms of the agreement, the Company received total consideration of $429, including cash proceeds of $375, $15 towards working capital (received in cash in the second quarter of 2020), and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $42 and $42 at December 31, 2021 and December 31, 2020, respectively. For further information, refer to Note 15.
Gain on formation of MARA. In December 2020, the Company contributed its 37.5% ownership interest in Alumbrera in exchange for 18.75% ownership interest in Minera Agua Rica Alumbrera Limited ("MARA"), a joint venture with Glencore International AG (“Glencore”) and Yamana Gold Inc. (“Yamana”) consisting of the Alumbrera mine and the Agua Rica project, located in Argentina. The 18.75% ownership interest in MARA is accounted for as an equity security as of December 31, 2021. The carrying value of our investment in Alumbrera was $47 on the date of the exchange. The equity security in MARA is accounted for under the measurement alternative and was recorded at $53, resulting in a gain of $6 recognized in Gain on asset and investment sales, net.
NOTE 11     OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2021	2020	2019
Change in fair value of investments	$(135)	$252	$166
Foreign currency exchange, net	23	(73)	(7)
Interest	18	24	57
Charges from debt extinguishment	(11)	(77)	—
Pension settlements and curtailments	(4)	(92)	20
Impairment of investments	(1)	(93)	(2)
Insurance proceeds	—	—	38
Other	23	27	25
	$(87)	$(32)	$297
Change in fair value of investments. Change in fair value of investments primarily represents unrealized holding gains and losses related to the Company's investments in current and non-current marketable equity securities.
Pension settlements and curtailments. Pension settlements and curtailments primarily represents pension settlement charges due to lump sum payments to participants in 2021 and 2020 and pension curtailments gains in 2019. For additional information regarding pension and other post-employment benefits, see Note 13.
Charges from debt extinguishment. In 2021, the Company recorded charges from debt extinguishment of $11 related to the early redemption of its Senior Notes due March 15, 2022 ("2022 Senior Notes") and the debt tender offer of its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”). In 2020, the Company recorded charges from debt extinguishment of $69 related to the debt tender offer of its Senior Notes due March 15, 2022 ("2022 Senior Notes"), its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”), and a loss of $8 related to the forward starting swaps associated with the 2022 Senior Notes, reclassified from Accumulated other comprehensive income (loss).
Impairment of investments. During the first quarter of 2020, the Company recognized an other-than-temporary impairment on the carrying value of TMAC of $93.
NOTE 12     INCOME AND MINING TAXES
The Company’s Income and mining tax benefit (expense) consisted of:

	Year Ended December 31,
	2021	2020	2019
Current:
United States	$(71)	$(35)	$2
Foreign	(1,136)	(891)	(500)
	(1,207)	(926)	(498)
Deferred:
United States	5	72	(340)
Foreign	104	150	6
	109	222	(334)
	$(1,098)	$(704)	$(832)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Income (loss) before income and mining tax and other items consisted of:

	Year Ended December 31,
	2021	2020	2019
United States	$247	$631	$2,396
Foreign	861	2,512	1,297
	$1,108	$3,143	$3,693
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2021		2020		2019
Income (loss) before income and mining tax and other items		$1,108		$3,143		$3,693

U.S. Federal statutory tax rate	21%	$(233)	21%	$(660)	21%	$(776)
Reconciling items:
Percentage depletion	(7)	71	(2)	77	(1)	55
Change in valuation allowance on deferred tax assets	38	(419)	6	(186)	(8)	296
Rate differential for foreign earnings indefinitely reinvested	10	(108)	8	(268)	4	(140)
Mining and other taxes (net of associated federal benefit)	15	(173)	5	(151)	2	(90)
Uncertain tax position reserve adjustment	9	(99)	(1)	21	2	(70)
Tax impact on sale of Kalgoorlie	—	—	(11)	353	—	—
Expiration of U.S. Capital Losses	14	(152)	—	—	1	(34)
Other	(1)	15	(4)	110	2	(73)
Income and mining tax benefit (expense)	99%	$(1,098)	22%	$(704)	23%	$(832)
Factors that Significantly Impact Effective Tax Rate (Other than Factors Described Separately Below)
Percentage depletion allowances (tax deductions for depletion that may exceed the tax basis in the mineral reserves) are available to the Company under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in the consolidated United States income tax return. These deductions are highly sensitive to the price of gold and other minerals produced by the Company.
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
In the U.S., capital losses may be carried forward five years to offset capital gains. Capital loss carryforwards of $152, $—, and $34, expired in 2021, 2020 and 2019, respectively. The Company carries a full valuation allowance on U.S. capital losses.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2021	2020
Deferred income tax assets:
Property, plant and mine development	$928	$996
Inventory	87	62
Reclamation and remediation	1,500	892
Net operating losses, capital losses and tax credits	1,908	1,843
Investment in partnerships and subsidiaries	26	340
Employee-related benefits	146	162
Derivative instruments and unrealized loss on investments	74	25
Foreign Exchange and Financing Obligations	62	82
Silver Streaming Agreement	311	349
Other	124	112
	5,166	4,863
Valuation allowances	(3,791)	(3,418)
	$1,375	$1,445
Deferred income tax liabilities:
Property, plant and mine development	$(2,409)	$(2,303)
Inventory	(58)	(110)
Derivative instruments and unrealized gain on investments	(730)	(726)
Other	(53)	(42)
	(3,250)	(3,181)
Net deferred income tax assets (liabilities)	$(1,875)	$(1,736)
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
During 2021, the Company recorded additional valuation allowance of $419 to tax expense, primarily driven by the increased deferred tax asset resulting from the adjustment to the Yanacocha reclamation obligation in Peru as further discussed in Note 6 and partially offset by a release in the U.S. and Canada. There were additional valuation allowance increases related to other components of the financial statements of $46.
Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.
Tax Loss Carryforwards, Foreign Tax Credits, and Canadian Tax Credits
At December 31, 2021 and 2020, the Company had (i) $2,020 and $1,726 of net operating loss carry forwards, respectively; and (ii) $669 and $659 of tax credit carry forwards, respectively. At December 31, 2021 and 2020, $586 and $502, respectively, of net operating loss carry forwards are attributable to the U.S., Australia and France for which current tax law provides no expiration period. The net operating loss carry forward in Canada of $1,169 will expire by 2041. The net operating loss carryforward in Mexico of $133 will expire in 2031. The net operating loss carry forward in other countries is $132.
Tax credit carry forwards for 2021 and 2020 of $510 and $510, respectively, consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2031. Canadian tax credits for 2021 and 2020 of $159 and $149, respectively, consist of investment tax credits and minimum mining tax credits. Canadian investment tax credits of $84 will substantially expire by 2035, mining tax credits of $12 will expire by 2041, and the other Canadian tax credits of $63 do not expire.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Company’s Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

	2021	2020	2019
Total amount of gross unrecognized tax benefits at beginning of year	$237	$326	$43
Additions due to acquisition of Goldcorp	—	—	350
Additions (reductions) for tax positions of prior years	36	(33)	1
Additions for tax positions of current year	—	4	34
Reductions due to settlements with taxing authorities	(26)	(58)	(102)
Reductions due to lapse of statute of limitations	(2)	(2)	—
Total amount of gross unrecognized tax benefits at end of year	$245	$237	$326
At December 31, 2021, 2020 and 2019, $335, $369 and $459, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.
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
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter. The Company reflects this payment as a receivable as it believes that it will ultimately prevail in this dispute. The Company continues to monitor the status of the ATO’s review which it expects to continue throughout 2022.
See Note 26 for a discussion on the audit settlement payments related to the Yanacocha Tax Dispute and Tax Reassessment from the Mexican Tax Authority.
The Company and/or subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2015. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $110 and $160 in the next 12 months.
The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of Income and mining tax benefit (expense). At December 31, 2021 and 2020, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $138 and $146, respectively. During 2021, 2020, and 2019 the Company released $8 and $20, and accrued $29 of interest and penalties, respectively, through the Consolidated Statements of Operations.
Other
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13 EMPLOYEE-RELATED BENEFITS

	At December 31,
	2021	2020
Current:
Accrued payroll and withholding taxes	$339	$334
Peruvian workers’ participation and other bonuses	18	23
Other post-retirement benefit plans	6	6
Employee pension benefits	4	5
Accrued severance	2	4
Other employee-related payables	17	8
	$386	$380
Non-current:
Accrued severance	$278	$252
Other post-retirement benefit plans	78	84
Employee pension benefits	45	126
Other employee-related payables	38	31
	$439	$493
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
The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2021 and 2020:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,117	$1,267	$90	$86
Service cost	15	17	1	1
Interest cost	30	36	3	3
Actuarial loss (gain)	(32)	105	(6)	4
Settlement payments	(13)	(267)	—	—
Foreign currency exchange (gain) loss	—	1	—	—
Benefits paid	(77)	(42)	(4)	(4)
Projected benefit obligation at end of year	$1,040	$1,117	$84	$90
Accumulated benefit obligation	$1,017	$1,095	$84	$90
Change in fair value of assets:
Fair value of assets at beginning of year	$986	$1,145	$—	$—
Actual return on plan assets	77	106	—	—
Employer contributions	41	43	4	4
Foreign currency exchange (gain) loss	—	1	—	—
Settlement payments	(13)	(267)	—	—
Benefits paid	(77)	(42)	(4)	(4)
Fair value of assets at end of year	$1,014	$986	$—	$—
(Unfunded) funded status, net:	$(26)	$(131)	$(84)	$(90)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$23	$—	$—	$—
Employee-related benefits, current	(4)	(5)	(6)	(6)
Employee-related benefits, non-current	(45)	(126)	(78)	(84)
Net amounts recognized	$(26)	$(131)	$(84)	$(90)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s qualified pension plans are funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2022.
As of December 31, 2021, all pension benefit plans had accumulated benefit obligations in excess of the fair value of assets with the exception of one defined benefit pension plan in the U.S. and one defined benefit pension plan in Canada. The fair value of the plan assets associated with these pension benefit plans was in excess of the related accumulated benefit obligations. As of December 31, 2020, all pension benefit plans had accumulated benefit obligations in excess of the fair value of assets. The following table provides information for the Company's defined benefit pensions plans that had aggregate accumulated benefit obligations in excess of plan assets at December 31:

	Pension Benefits (1)
	2021	2020
Accumulated benefit obligation	$43	$1,095
Projected benefit obligation	50	1,117
Fair value of plan assets	1	986
____________________________
(1)Information for other benefit plans with an accumulated benefit obligations in excess of plan assets has not be included as all of the other benefit plans are unfunded.
The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.
The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries. The Company utilized the Pri-2012 mortality tables and the MP-2020 generational projection scale to measure the pension and other post retirement obligations as of December 31, 2020. In October 2021, the Society of Actuaries released a new generational projection scale, MP-2021. The Company utilized the Pri-2012 mortality tables and the MP-2021 generational projection scales to measure the pension and other post retirement obligations as of December 31, 2021.
Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 3.06% and 2.77% at December 31, 2021 and 2020, respectively, based on the timing of future benefit payments.
Actuarial losses (gains) of $(38) were recognized in the year ended December 31, 2021, primarily due to an increase in discount rate from the prior year. Actuarial losses (gains) of $109 were recognized in the year ended December 31, 2020, primarily due to a decrease in the discount rate from the prior year.
Settlement accounting is required when annual lump sum payments exceed the annual interest and service costs for a plan and results in a remeasurement of the related pension benefit obligation and plan assets and the recognition of settlement charges in Other income (loss), net due to the acceleration of a portion of unrecognized actuarial losses. The lump sum payments were made primarily from the plan assets resulting in a pension settlement charge of $4 and $92 for the year ended December 31, 2021 and 2020, respectively.
The following table provides the net pension and other benefits amounts recognized in Accumulated other comprehensive income (loss) at December 31:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	$(240)	$(328)	$11	$6
Prior service credit	17	24	2	4
	(223)	(304)	13	10
Less: Income taxes	46	59	(2)	(2)
	$(177)	$(245)	$11	$8

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides components of the Total benefit cost (credit), inclusive of the net periodic pension and other benefits costs (credits), for the years ended December 31:

	Pension Benefit Costs (Credits)			Other Benefit Costs (Credits)
	2021	2020	2019	2021	2020	2019
Pension benefit costs (credits), net (1);
Service cost	$15	$17	$31	$1	$1	$1
Interest cost	30	36	47	3	3	4
Expected return on plan assets	(59)	(61)	(66)	—	—	—
Amortization, net	29	29	22	(2)	(1)	(8)
Net periodic benefit cost (credit)	$15	$21	$34	$2	$3	$(3)
Settlement cost	4	92	—	—	—	—
(Gain) loss on curtailment	—	—	(10)	—	—	(18)
Restructuring (benefit) loss	—	—	8	—	—	—
Total benefit cost (credit)	$19	$113	$32	$2	$3	$(21)
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income (loss), net.
The following table provides the components recognized in Other comprehensive income (loss) for the years ended December 31:

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Net loss (gain) (1)	$(48)	$60	$2	$(5)	$4	$8
Amortization, net	(29)	(29)	(22)	2	1	8
Accelerated prior service credit (cost) due to curtailment	—	—	12	—	—	11
Settlements	(4)	(92)	—	—	—	—
Total recognized in other comprehensive income (loss)	$(81)	$(61)	$(8)	$(3)	$5	$27
Total benefit cost (credit) and other comprehensive income (loss)	$(62)	$52	$24	$(1)	$8	$6
____________________________
(1)Includes curtailment gain of $—, $— and $(13) for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The significant assumptions used in measuring the Company’s Total benefit cost (credit) and other comprehensive income (loss) were discount rate and expected return on plan assets:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate	2.77%	3.49%	4.40%	2.70%	3.49%	4.40%
Expected return on plan assets	6.75%	6.75%	6.75%	N/A	N/A	N/A
The expected long-term return on plan assets used for each period in the three years ended December 31, 2021 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2021, Newmont has estimated the expected long-term return on plan assets to be 6.75% which will be used in determining future net periodic benefit cost. The Company determines the long-term return on plan assets by considering the most recent capital market forecasts, the plans’ current asset allocation and the actual return on plan assets in comparison to the expected return on assets. The average actual return on plan assets during the 33 years ended December 31, 2021 approximated 8.48%.
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
The pension plans employ an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2021 and the actual asset allocation at December 31, 2021.

Asset Allocation	Target	Actual at December 31, 2021
U.S. equity investments	11%	12%
International equity investments	12%	12%
World equity fund (U.S. and International equity investments)	20%	20%
High yield fixed income investments	4%	4%
Fixed income investments	45%	43%
Cash equivalents	—%	—%
Other	8%	9%
The following table sets forth the Company’s pension plan assets measured at fair value at December 31, 2021 and 2020:

	Fair Value at December 31,
	2021	2020
Cash and cash equivalents	$4	$5
Commingled funds	1,010	981
	$1,014	$986
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
The assumed health care trend rate used to measure the expected cost of benefits is 6.00% in 2022 and 2023 and decreases gradually each year to 5.00% in 2027, which is used thereafter.
Cash Flows
Benefit payments expected to be paid to pension plan participants are as follows: $61 in 2022, $62 in 2023, $63 in 2024, $61 in 2025, $63 in 2026 and $313 in total over the five years from 2027 through 2031. Benefit payments made to other benefit plan participants are expected to be as follows: $6 in 2022, $6 in 2023, $6 in 2024, $6 in 2025, $6 in 2026 and $27 in total over the five years from 2027 through 2031.
Savings Plans
The Company has one qualified defined contribution savings plan in the U.S. that covers salaried and non-union hourly employees. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of eligible earnings. Hourly non-union employees receive an additional retirement contribution to the participant’s retirement contribution account equal to an amount which is paid and determined by the Company. Currently, the additional retirement contribution is 5% of eligible earnings. Matching contributions are made in cash. In addition, the Company has one non-qualified supplemental savings plan for executive-level employees whose benefits under the qualified plan are limited by federal regulations.
NOTE 14 STOCK-BASED COMPENSATION
The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include restricted stock units (“RSUs”) and performance leveraged stock units (“PSUs”). The Company issues new shares of common stock to

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
satisfy option exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2021, 22,796,541 shares were authorized for future stock incentive plan awards.
Restricted Stock Units
The Company grants RSUs to directors, executives and eligible employees. Awards are determined as a target percentage of base salary and, for eligible employees, are subject to a personal performance factor. For all RSU grants issued prior to February 2018, RSU awards vest on a straight-line basis over periods of three years or more, unless the employee becomes retirement eligible prior to the vesting date. If an employee becomes retirement eligible and retires prior to the vesting date, the remaining awards vest on a pro rata basis at the retirement date. Starting with the February 2018 grant, if the employee becomes retirement eligible at any point during the vesting period, the entire award is considered earned after the later of the one year service period from the grant date or the retirement eligible date. Prior to vesting, holders of RSUs do not have the right to vote the underlying shares; however, directors, executives and eligible employees accrue dividend equivalents on their RSUs, which are paid at the time the RSUs vest. The accrued dividend equivalents are not paid if RSUs are forfeited. The RSUs are subject to forfeiture risk and other restrictions. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each restricted stock unit.
Performance Stock Units
The Company grants PSUs to eligible executives that vest after a three year performance period based on the Company's total shareholder return compared to the return of a peer group. The grant date fair value of the awards are amortized on a straight-line basis over the required performance period.
The grant date fair value of the market conditions for each PSU granted in 2021, 2020 or 2019 was determined using a Monte Carlo valuation model, which requires the input of the following subjective assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.22%	1.21%	2.46%
Volatility range	31.41% - 76.72%	24.71% - 43.91%	33.50% - 58.40%
Weighted-average volatility	53.05%	35.38%	44.49%
Expected term (years)	3	3	3
Weighted-average fair market value	$65.41	$59.24	$41.14
The risk-free interest rates are based on a U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of the Company's stock as well as the stock of the peer group for the three-year performance period.
Employee Stock Options
Stock options granted under the Company’s stock incentive plans vest over periods of three years or more and are exercisable over a period of time not to exceed 10 years from the grant date. The value of each option award is estimated at the grant date using the Black-Scholes option pricing model. There were no options granted in 2021, 2020 or 2019. At December 31, 2020, there were 48,956 options outstanding and exercisable with a weighted average exercise price of $59.64. During 2021, 44,006 options were exercised and 4,950 options expired with weighted average exercise prices of $59.75 and $58.69, respectively. At December 31, 2021, there were no options outstanding and exercisable.
Goldcorp Options
In connection with the Newmont Goldcorp transaction, the Company exchanged 3.6 million outstanding Goldcorp options (“Goldcorp options”) for 1.2 million Newmont options with the right to exercise each Newmont option for one share of Newmont common stock. At December 31, 2020, there were 558,749 options outstanding and exercisable with a weighted average exercise price of $58.64. During 2021, 244,894 options were exercised with a weighted average exercise price of $61.24. No options expired in 2021. At December 31, 2021, there were 313,855 options outstanding and exercisable, at a weighted average exercise price of $56.61 and a weighted average remaining contractual life of 0.6 years.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Stock-Based Compensation Activity
A summary of the status and activity of non-vested RSUs and PSUs for the year ended December 31, 2021 is as follows:

	RSU		PSU
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	2,173,371	$42.22	1,387,281	$49.16
Granted	982,952	$57.60	437,481	$63.68
Vested	(1,177,826)	$40.08	(364,975)	$44.00
Forfeited	(186,503)	$51.86	(115,834)	$56.26
Non-vested at end of year	1,791,994	$51.06	1,343,953	$55.91
The total intrinsic value and fair value of RSUs that vested in 2021, 2020 and 2019 was $72, $81 and $60, respectively. The total intrinsic value and fair value of PSUs that vested in 2021, 2020 and 2019 was $21, $42 and $71, respectively.
Cash flows resulting from excess tax benefits are classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded $3, $1 and $3 in excess tax benefits for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021, there was $47 and $33 of unrecognized compensation costs related to the unvested RSUs and PSUs, respectively. This cost is expected to be recognized over a weighted average period of approximately 2 years.
The Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation:
Restricted stock units	$47	$51	$68
Performance leveraged stock units	25	21	29
Other (1)	—	12	24
	$72	$84	$121
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,992	$4,992	$—	$—
Restricted cash	101	101	—	—
Trade receivable from provisional concentrate sales, net	297	—	297	—
Assets held for sale (Note 8)	68	—	68	—
Marketable and other equity securities (Note 16) (1)	397	318	17	62
Restricted marketable debt securities (Note 16)	35	28	7	—
Restricted other assets (Note 16)	16	16	—	—
Contingent consideration assets	171	—	—	171
	$6,077	$5,455	$389	$233
Liabilities:
Debt (2)	$6,712	$—	$6,712	$—
Contingent consideration liabilities	5	—	—	5
Other	6	—	6	—
	$6,723	$—	$6,718	$5

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,540	$5,540	$—	$—
Restricted cash	108	108	—	—
Trade receivable from provisional concentrate sales, net	379	—	379	—
Marketable and other equity securities (Note 16) (1)	682	604	25	53
Restricted marketable debt securities (Note 16)	38	24	14	—
Contingent consideration assets	119	—	—	119
	$6,866	$6,276	$418	$172
Liabilities:
Debt (2)	$7,586	$—	$7,586	$—
Other	11	—	11	—
	$7,597	$—	$7,597	$—
____________________________
(1)Marketable and other equity securities classified as Level 2 includes warrants reported in the Maverix equity method investment balance of $8 and $14 at December 31, 2021 and December 31, 2020, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,652 and $6,031 at December 31, 2021 and December 31, 2020, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
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
The Company's assets held for sale consist of the Conga mill assets to be sold under a binding agreement entered into during the third quarter of 2021. The assets were measured to fair value based on the negotiated sale price of $68 less costs to sell. The assets are classified as non-recurring within Level 2 of the fair value hierarchy. Refer to Note 8 for further information.
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
The Company’s marketable and other equity securities without readily determinable fair values primarily consists of the Company’s ownership in MARA and warrants in publicly traded companies. The ownership in MARA is accounted for under the measurement alternative and is classified as a non-recurring Level 3 investment within the fair value hierarchy. Warrants are valued using a Black-Scholes model using quoted market prices in active markets of the underlying securities. As the warrants themselves are not traded on the exchange, these equity securities are classified within Level 2 of the fair value hierarchy.
The Company’s restricted marketable debt securities are primarily U.S. government issued bonds and international bonds. The Company’s South American debt securities are classified within Level 1 of the fair value hierarchy, using published market prices of actively traded securities. The Company’s North American debt securities are classified within Level 1 and Level 2 of the fair value hierarchy. The Level 1 debt securities are valued using published market prices of actively traded securities and the Level 2 debt securities are valued using pricing models which are based on published market inputs for similar, actively traded securities.
The Company's restricted other assets are primarily money market securities with a term longer than three months which are valued using quoted market prices in active markets. As such, they are classified within Level 1 of the fair value hierarchy.
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
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2021 and December 31, 2020:

Description	At December 31, 2021	Valuation technique	Significant input	Range, point estimate or average
Equity securities	$62	Discounted cash flow	Discount rate	9.50%
			Long-term gold price	$1,500
			Long-term copper price	$3.00
Contingent consideration assets	$171	Discounted cash flow	Discount rate (1)	4.48 - 5.88%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (1)	2.48 - 3.35%
____________________________
(1)The weighted average discount rates used to calculate the Company’s contingent consideration assets and liabilities are 5.63% and 2.83%, respectively. Various other inputs including, but not limited to, metal prices and production profiles were considered in determining the fair value of the individual contingent consideration assets.

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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Continental convertible debt(1)	Contingent consideration assets(2)	Total assets	Holt royalty obligation	Contingent consideration liabilities	Total liabilities
Fair value at December 31, 2019	$39	$38	$77	$257	$—	$257
Additions and settlements	—	39	39	(8)	—	(8)
Revaluation	1	42	43	(249)	—	(249)
Sales	(40)	$—	(40)	$—	$—	$—
Fair value at December 31, 2020	$—	$119	$119	$—	$—	$—
Additions and settlements	—	—	—	—	—	—
Revaluation	—	52	52	—	5	5
Fair value at December 31, 2021	$—	$171	$171	$—	$5	$5
____________________________
(1)In March 2020, the Company completed the sale of its interest in Continental, which included an unrestricted convertible debenture. The gain recognized on the revaluation completed prior to the sale is included in Other comprehensive income (loss). The gain recognized on sale is included in Gain on asset and investment sales, net.
(2)In 2020, additions of $39 relate to contingent consideration assets received from the sale of Red Lake. See Note 10 for additional information. The gain (loss) recognized on revaluation in 2021 of $3 and $49 are included in Other income (loss), net and Net income (loss) from discontinued operations, respectively.
NOTE 16 INVESTMENTS

	At December 31,
	2021	2020
Current:
Marketable equity securities	$82	$290

Non-current:
Marketable and other equity securities	$307	$378

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,320	$1,202
NuevaUnión Project (50.0%)	950	949
Norte Abierto Project (50.0%)	505	493
Maverix Metals Inc. (28.6%)	160	160
TMAC Resources, Inc. (—%)	—	13
Other	1	2
	2,936	2,819
	$3,243	$3,197

Non-current restricted investments: (1)
Marketable debt securities	$35	$38
Other assets	16	—
	$51	$38
____________________________
(1)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, see Note 6.
Equity Method Investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the years ended 2021, 2020 and 2019 primarily consists of income of $166, $193 and $124, respectively, from the Pueblo Viejo mine.
See below for further information on the Company's equity method investments.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Pueblo Viejo
The Pueblo Viejo mine is located in the Dominican Republic and commenced operations in September 2014. Barrick operates and holds the remaining interest in the mine. At acquisition, the carrying value of Newmont’s equity investment in Pueblo Viejo was lower than the underlying net assets of its investment resulting in a basis difference, which is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine. As of December 31, 2021 the net basis difference was $277.
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

As of December 31, 2021 and December 31, 2020, the Company had outstanding shareholder loans to Pueblo Viejo of $260 and $244, with accrued interest of $3 and $4, respectively, related to the Loan Facility and the existing shareholder loan facilities acquired in the Newmont Goldcorp transaction. All loans receivable and accrued interest are included in the Pueblo Viejo equity method investment balance.

In September 2019, the Company and Barrick entered into a $70 revolving loan facility (“Revolving Facility”) to provide short-term financing to Pueblo Viejo. The Company will fund 40% of the borrowings based on its ownership interest in Pueblo Viejo. Under the terms of the Revolving Facility, borrowings earn interest at LIBOR plus 2.09% and expires on December 31, 2022. There were no borrowings outstanding under the Revolving Facility as of December 31, 2021 and December 31, 2020.
The Company purchases its portion (40.0%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $616 and $660 for the years ended December 31, 2021 and December 31, 2020, respectively. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of December 31, 2021 or December 31, 2020.
NuevaUnión
The NuevaUnión project is located in Chile and is currently under development. The project is jointly managed by Newmont and Teck Resources, who holds the remaining interest. At acquisition, the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment resulting in a basis difference. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared. As of December 31, 2021 the net basis difference was $67.
Norte Abierto
The Norte Abierto project is located in Chile and is currently under development. The project is jointly managed by Newmont and Barrick, who holds the remaining interest. As part of the Newmont Goldcorp transaction, Newmont assumed deferred payments to Barrick to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. At December 31, 2021, there were $22 and $102 of deferred payments included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet, respectively. At December 31, 2020, there were $33 and $123 of deferred payments included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet, respectively.
At December 31, 2021 the carrying value of Newmont’s equity investment in Norte Abierto was lower than the underlying net assets of its investment by $209. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared.
Maverix Metals, Inc.
In October 2020, Newmont acquired an additional 12 million common share units in Maverix as part consideration from the sale of certain royalty interests resulting in an increase in ownership in Maverix. As of December 31, 2021, Newmont holds 28.6% equity ownership in Maverix. Refer to Note 10 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
TMAC Resources, Inc.
During the first quarter of 2021, TMAC sold all of the company’s outstanding shares of TMAC to Agnico Eagle Mines Ltd ("Agnico") for cash consideration of $55. The carrying value of our investment in TMAC was $13 resulting in a gain of $42 recognized in Gain on asset and investment sales, net.
NOTE 17     INVENTORIES

	At December 31,
	2021	2020
Materials and supplies	$669	$673
In-process	132	148
Concentrate (1)	58	39
Precious metals (2)	71	103
	$930	$963
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 18     STOCKPILES AND ORE ON LEACH PADS

	At December 31,
	2021	2020
Current:
Stockpiles	$491	$514
Ore on leach pads	366	313
	$857	$827
Non-current:
Stockpiles	$1,442	$1,446
Ore on leach pads	333	259
	$1,775	$1,705
Total:
Stockpiles	$1,933	$1,960
Ore on leach pads	699	572
	$2,632	$2,532
In 2021, the Company recorded write-downs of $45 and $19, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2021, $25 was related to Yanacocha, $21 to CC&V and $18 to NGM.
In 2020, the Company recorded write-downs of $42 and $22, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2020, $24 was related to Yanacocha and $40 to NGM.
In 2019, the Company recorded write-downs of $112 and $45, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2019, $15 is related to CC&V, $21 to Yanacocha, $22 to Boddington, $34 to Akyem, $18 to NGM, $44 to Carlin and $3 to Twin Creeks. In July 2019, Carlin and Twin Creeks were contributed to NGM. See Note 1 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19     PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable Life (in years)	At December 31, 2021			At December 31, 2020
		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land		$260	$—	$260	$259	$—	$259
Facilities and equipment (1)	1-23	18,829	(10,487)	8,342	18,346	(9,628)	8,718
Mine development	1-23	5,419	(3,133)	2,286	4,429	(2,608)	1,821
Mineral interests	1-23	13,296	(2,369)	10,927	12,673	(1,664)	11,009
Construction-in-progress		2,309	—	2,309	2,474	—	2,474
		$40,113	$(15,989)	$24,124	$38,181	$(13,900)	$24,281
____________________________
(1)At December 31, 2021 and 2020, Facilities and equipment include finance lease right of use assets of $619 and $666, respectively.

	Depreciable Life (in years)	At December 31, 2021			At December 31, 2020
Mineral Interests		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Production stage	1-23	$8,712	$(2,369)	$6,343	$8,324	$(1,664)	$6,660
Development stage	(1)	1,000	—	1,000	1,106	—	1,106
Exploration stage	(1)	3,584	—	3,584	3,243	—	3,243
		$13,296	$(2,369)	$10,927	$12,673	$(1,664)	$11,009
____________________________
(1)These amounts are currently non-depreciable as these mineral interests have not reached production stage.
Construction-in-progress at December 31, 2021 of $2,309 included $231 at North America primarily related to construction at Peñasquito and Porcupine, $964 at South America primarily related to engineering and construction at Conga and infrastructure at Yanacocha, $488 at Australia primarily related to Tanami Expansion 2 project and other infrastructure at Boddington, $447 at Africa primarily related to the Ahafo North project and other infrastructure at Ahafo and Akyem and $138 at Nevada primarily related to infrastructure at NGM. There have been no new costs capitalized during 2021 or 2020 for the Conga project in South America, reported in Other South America. In the third quarter of 2021, the Company reclassified the Conga mill assets, previously included within construction-in-progress with a carrying value of $593, as held for sale, included in Other current assets on our Consolidated Balance Sheet as of December 31, 2021. Refer to Note 8 for further information.
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
NOTE 20     GOODWILL
Changes in the carrying amount of goodwill by reportable segment were as follows:

	North America	South America	Australia	Nevada	Total
Balance at December 31, 2019	$1,964	$442	$—	$268	$2,674
Additions due to Newmont Goldcorp transaction (1)	80	17	—	—	97
Balance at December 31, 2020	$2,044	$459	$—	$268	$2,771
Balance at December 31, 2021	$2,044	$459	$—	$268	$2,771
____________________________
(1)For further information regarding the Newmont Goldcorp transaction, refer to Note 3.
The Company completed its annual goodwill impairment testing at December 31, 2021 and concluded that fair value exceeded carrying value for all reporting units. The estimated cash flows used to assess the fair value of each reporting unit were derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; capital investment; proven and probable mineral reserve and measured, indicated, and inferred resource estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable mineral reserve and measured, indicated and inferred resource estimates; estimated future closure costs; and the use of appropriate discount rates.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units include, but are not limited to, such items as: (i) a decrease in forecasted production levels if we are unable to realize the mineable reserves, resources and exploration potential at our mining properties and extend the life of mine (ii) increased production or capital costs (iii) adverse changes in macroeconomic conditions including the market price of metals and changes in the equity and debt markets or country specific factors which could result in higher discount rates, (iv) significant unfavorable changes in tax rates including increased corporate income or mining tax rates, and (v) negative changes in regulation, legislation, and political environments which could impact our ability to operate in the future. While historical performance and current expectations have resulted in fair values of our reporting units equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

NOTE 21     DEBT

	At December 31, 2021			At December 31, 2020
	Current	Non-Current	Fair Value (1)	Current	Non-Current	Fair Value (1)
$550 3.625% Senior Notes due June 2021	$—	$—	$—	$551	$—	$556
$1,500 3.50% Senior Notes due March 2022	—	—	—	—	491	512
$1,000 3.70% Senior Notes due March 2023	87	—	90	—	418	441
$700 2.80% Senior Notes due October 2029	—	689	726	—	689	770
$1,000 2.25% Senior Notes due October 2030	—	985	994	—	984	1,060
$1,000 2.60% Senior Notes due July 2032	—	990	1,003	—	—	—
$600 5.875% Senior Notes due April 2035	—	578	790	—	576	886
$1,100 6.25% Senior Notes due October 2039	—	860	1,237	—	859	1,344
$1,000 4.875% Senior Notes due March 2042	—	986	1,270	—	985	1,375
$450 5.45% Senior Notes due June 2044	—	482	602	—	482	642
Debt issuance costs on Corporate Revolving Credit Facilities	—	(5)	—	—	(4)	—
	$87	$5,565	$6,712	$551	$5,480	$7,586
____________________________
(1)The estimated fair value of these Senior Notes was determined by an independent third party pricing source and may or may not reflect the actual trading value of this debt.
All outstanding Senior Notes are unsecured and rank equally with one another.
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2022	$—
2023	87
2024	—
2025	—
2026	—
Thereafter	5,624
$5,711
Corporate Revolving Credit Facilities and Letters of Credit Facilities
In March 2021, the Company entered into an agreement to amend (the “Amendment”) certain terms of the existing $3,000 revolving credit agreement dated April 4, 2019 (the “Existing Credit Agreement”). The Existing Credit Agreement was entered into with a syndicate of financial institutions and provided for borrowings in U.S. dollars and contained a letter of credit sub-facility. Per the Amendment, the expiration date of the credit facility was extended from April 4, 2024 to March 30, 2026 and the interest rate on the credit facility was amended to include a margin adjustment based on the Company’s environment, social and governance (“ESG”) scores. The maximum adjustment resulting from the ESG scores is plus or minus 0.05%. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Debt covenants under the amendment are substantially the same as the Existing Credit Agreement. At December 31, 2021, the Company had no borrowings outstanding under the facility. There was $— and $72 outstanding on the letters of credit sub-facility at December 31, 2021 and 2020, respectively.
The Company had a $175 committed letter of credit facility that terminated in September 2020 and was replaced with a new $175 uncommitted letter of credit facility. The uncommitted letter of credit facility was entered into with BNP Paribas, New York Branch, to support reclamation obligations and is extended on a month-to-month basis. The Company had letters of credit outstanding in the amount of $100 at December 31, 2021 and 2020. None of these letters of credit have been drawn on for reclamation obligations as of December 31, 2021.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Prior to the closing of the Newmont Goldcorp transaction, Goldcorp held a series of letters of credit with various institutions, several of which represented guarantees for reclamation obligations. Newmont continues to hold these letters of credit. At December 31, 2021, the Company had letters of credit outstanding in the amount of $354 of which $323 represented guarantees for reclamation obligations. At December 31, 2020, the Company had letters of credit outstanding in the amount of $326 of which $286 represented guarantees for reclamation obligations. None of these letters of credit have been drawn on for reclamation obligations as of December 31, 2021.
2021, 2023 and 2044 Senior Notes
Subsequent to closing of the Newmont Goldcorp transaction, the Company completed a like-for-like exchange for the majority of the outstanding notes issued by Goldcorp (“Existing Goldcorp notes”), with an aggregate principal amount of $2,000, for new notes issued by Newmont (the “New Newmont notes”) and nominal cash consideration. The New Newmont notes, issued on April 22, 2019, and the Existing Goldcorp notes that were not tendered for exchange, consisted of $472 and $78 of 3.625% notes due June 9, 2021, $810 and $190 of 3.70% notes due March 15, 2023 and $444 and $6 of 5.45% notes due June 9, 2044, respectively. Pursuant to registration rights issued with the New Newmont notes, the Company filed Form S-4 on June 28, 2019, which was declared effective on July 9, 2019. The exchange for the registered notes was completed on August 9, 2019. In 2020, the Company purchased approximately $487 and $99 of its 2023 Newmont Senior Notes and 2023 Goldcorp Senior Notes, respectively, through debt tender offers. In April 2021, the Company fully redeemed all of the outstanding 2021 Senior Notes. The redemption price of $557 equaled the principal amount of the outstanding 2021 Senior Notes of $550 plus accrued and unpaid interest in accordance with the terms of the 2021 Notes. Interest on the 2021 Notes ceased to accrue on the date of redemption. In December 2021, the Company purchased approximately $89 and $4 of its 2023 Newmont Senior Notes and 2023 Goldcorp Senior Notes, respectively, through debt tender offers. The tender offers were completed with the proceeds from the issuance of the 2032 Senior Notes. See below for additional information on the 2032 Senior Notes. In December 2021, subsequent to the debt tender offer, the Company extinguished the outstanding 2023 Newmont Senior Notes by way of defeasance with funds in trust, which were subsequently used by the trust for full redemption in January 2022. The redemption price of $246 equaled the principal amount of the outstanding 2023 Newmont Senior Notes of $234 plus accrued and unpaid interest and future coupon payments in accordance with the terms of the 2023 Newmont Senior Notes.
In January 2022, the Company fully redeemed all of the outstanding 2023 Goldcorp Senior Notes. The redemption price of $90 equaled the principal amount of the outstanding 2023 Goldcorp Senior Notes of $87 plus accrued and unpaid interest and future coupon payments in accordance with the terms of the 2023 Goldcorp Senior Notes.
2022 and 2042 Senior Notes
In March 2012, the Company completed a two part public offering of $1,500 and $1,000 uncollateralized Senior Notes maturing on March 15, 2022 and March 15, 2042, respectively. Net proceeds from the 2022 and 2042 Senior Notes were $1,479 and $983, respectively. The 2022 Senior Notes paid interest semi-annually at a rate of 3.50% per annum and the 2042 Senior Notes pay semi-annual interest of 4.875% per annum. In November 2016, the Company purchased approximately $508 of its 2022 Senior Notes through a debt tender offer. In 2020, the Company purchased approximately $500 of its 2022 Senior Notes through debt tender offers. In December 2021, the Company fully redeemed all of the outstanding 2022 Senior Notes. The redemption price of $496 equaled the principal amount of the outstanding 2022 Senior Notes of $492 plus accrued and unpaid interest in accordance with the terms of the 2022 Notes.
2029 Senior Notes
In September 2019, the Company completed a public offering of $700 unsecured Senior Notes due October 1, 2029 (“2029 Senior Notes”). Net proceeds from the 2029 Senior Notes were $690. The 2029 Senior Notes pay interest semi-annually at a rate of 2.80% per annum.
2030 Senior Notes
In March 2020, the Company completed a public offering of $1,000 unsecured Senior Notes due October 1, 2030 (“2030 Senior Notes”). Net proceeds from the 2030 Senior Notes were $985. The 2030 Senior Notes pay interest semi-annually at a rate of 2.25% per annum. The proceeds from this issuance, supplemented with cash from the Company's balance sheet, were used to fund the debt tender offers of the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes in 2020.
2032 Senior Notes
In December 2021, the Company completed a public offering of $1,000 sustainability-linked, unsecured convertible Senior Notes due July 15, 2032 ("2032 Senior Notes") for net proceeds of approximately $992. Per the terms of the 2032 Senior Notes, the 2032 Senior Notes pay interest semi-annually at a rate of 2.60% per annum and are subject to an increase if the Company fails to reach stated targets by 2030. Beginning in 2031, the coupon of the 2032 Senior Notes is linked to the Company’s performance against the 2030 emissions reduction targets and the representation of women in senior leadership roles targets. The maximum adjustment resulting from the sustainability-linked objectives is 0.60%. The proceeds from this issuance were used to redeem the remaining balance of the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes in December 2021 and January 2022, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
2035 Senior Notes
In March 2005, Newmont issued uncollateralized Senior Notes with a principal amount of $600 due April 1, 2035 bearing an annual interest rate of 5.875%.
2039 Senior Notes
In September 2009, the Company completed a public offering of $1,100 uncollateralized Senior Notes maturing on October 1, 2039. Net proceeds from the 2039 Senior Notes were $1,080 and pay semi-annual interest of 6.25% per annum. In March 2016, the Company purchased approximately $226 of its 2039 Senior Notes through a debt tender offer.
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
At December 31, 2021 and 2020, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.
NOTE 22     LEASE AND OTHER FINANCING OBLIGATIONS
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
Total lease cost includes the following components:

	Year Ended December 31,
	2021	2020
Operating lease cost	$21	$21
Finance lease cost
Amortization of ROU assets	85	88
Interest on lease liabilities	36	37
	121	125
Variable lease cost	393	335
Short-term lease cost	36	24
	$571	$505
Supplemental cash flow information related to leases includes the following:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$17	$18
Operating cash flows relating to finance leases	$36	$31
Financing cash flows relating to finance leases	$73	$66

Non-cash lease obligations arising from obtaining ROU assets:
Operating leases	$35	$76
Finance leases	$41	$16

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Information related to lease terms and discount rates is as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	9	10
Weighted average discount rate	4.90%	5.45%
Future minimum lease payments under non-cancellable leases as of December 31, 2021, were as follows:

	Operating Leases(1)	Finance Leases(2)
2022	$27	$100
2023	22	91
2024	20	83
2025	12	82
2026	11	76
Thereafter	59	403
Total future minimum lease payments	151	835
Less: Imputed interest	(23)	(217)
Total	$128	$618
____________________________
(1)The current and non-current portion of operating lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets.
(2)Future minimum lease payments for finance leases exclude payments for built-to-suit leases with commencement dates in the future. The Company has recognized $32 in Leases and other financing obligations at December 31, 2021 related to built-to-suit.
As of December 31, 2021, the Company has additional leases that have not yet commenced. At commencement, the Company anticipates that these leases will result in additional ROU assets and lease liabilities of $40. The leases are anticipated to commence in 2022 with lease terms of 2 to 7 years.
NOTE 23     OTHER LIABILITIES

	At December 31,
	2021	2020
Other current liabilities:
Reclamation and remediation liabilities	$273	$214
Accrued operating costs	201	285
Accrued capital expenditures	155	144
Payables to NGM (1)	114	94
Other (2)	430	445
	$1,173	$1,182

Other non-current liabilities:
Income and mining taxes (3)	$328	$382
Other (4)	280	317
	$608	$699
____________________________
(1)Payables to NGM at December 31, 2021 and December 31, 2020 consist of amounts due to (from) NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont and CC&V toll milling provided by NGM. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. The CC&V toll milling agreement with NGM expires on December 31, 2022. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are presented within Other current assets.
(2)Other, included in Other current liabilities, primarily includes royalties, the current portion of the silver streaming agreement liability, accrued interest, taxes other than income and mining, the current portion of the Norte Abierto deferred payments and the Conga assets contract liability.
(3)Income and mining taxes at December 31, 2021 and December 31, 2020 includes unrecognized tax benefits, including penalties and interest, of $319 and $367, respectively.
(4)Other, included in Other non-current liabilities, primarily includes the non-current portion of the Norte Abierto deferred payments, the Galore Creek deferred payments and social development and community obligations.

NOTE 24     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Marketable Debt Securities	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2019	$5	$119	$(281)	$(108)	$(265)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	—	(2)	(51)	(4)	(57)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	(5)	—	95	16	106
Other comprehensive income (loss)	(5)	(2)	44	12	49
Balance at December 31, 2020	$—	$117	$(237)	$(96)	$(216)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	2	2	45	1	50
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	26	7	33
Other comprehensive income (loss)	2	2	71	8	83
Balance at December 31, 2021	$2	$119	$(166)	$(88)	$(133)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
	2021	2020	2019
Marketable debt securities adjustments:
Sale of marketable securities	$—	$(5)	$—	Gain on asset and investment sales, net
Total before tax	—	(5)	—
Tax	—	—	—
Net of tax	$—	$(5)	$—

Pension and other post-retirement benefit adjustments:
Amortization	$27	$28	$14	Other income (loss), net
Curtailment	—	—	(23)	Other income (loss), net
Settlement	4	92	—	Other income (loss), net
Total before tax	31	120	(9)
Tax	(5)	(25)	—
Net of tax	$26	$95	$(9)

Hedge instruments adjustments:
Interest rate contracts	$8	$17	$11	Interest expense, net (1)
Operating cash flow hedges	1	2	3	Costs applicable to sales
Total before tax	9	19	14
Tax	(2)	(3)	(2)
Net of tax	$7	$16	$12
Total reclassifications for the period, net of tax	$33	$106	$3
____________________________
(1)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of the 2022 Senior Notes, 2035 Senior Notes, 2039 Senior Notes, and 2042 Senior Notes. The related gains and losses are reclassified from Accumulated Other Comprehensive Income (Loss) and amortized to Interest expense, net over the term of the respective hedged notes. During the years ended December 31, 2021 and December 31, 2020, $1 and $(8), respectively, was reclassified to Other income (loss), net as a result of the redemption and tender offers of the 2022 Senior Notes. See Note 21 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 25     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Year Ended December 31,
	2021	2020	2019
Decrease (increase) in operating assets:
Trade and other receivables	$142	$29	$(193)
Inventories, stockpiles and ore on leach pads	(136)	(139)	(132)
Other assets	36	34	29
Increase (decrease) in operating liabilities:
Accounts payable	(11)	(50)	144
Reclamation and remediation liabilities	(161)	(101)	(102)
Accrued tax liabilities	(317)	378	47
Other accrued liabilities	(94)	144	(102)
	$(541)	$295	$(309)
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
Environmental Matters
Refer to Note 6 for further information regarding reclamation and remediation. Details about certain significant matters are discussed below.
Minera Yanacocha S.R.L.
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
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the Mining Ministry (“MINEM”). The Company did not receive a response or comments to this submission until April 2021 and is now in the process of updating its compliance achievement plan to address these comments. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment (EIA) modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. Consequently, part of the Company response to MINEM will include a request for an extension of time for coming into full compliance with the new regulations. In the event that MINEM does not grant Yanacocha an extension of the previously authorized timeline for, and agree to, the updated compliance achievement plan, fines and penalties relating to noncompliance may result beyond January 2024.
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, were progressed in the fourth quarter of 2021 as the study team continued to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, in conjunction with the Company’s annual 2021 update process for all asset retirement obligations, the Company recorded an increase of $1,597 to the Yanacocha reclamation liability based on the progress of the closure studies with a corresponding non-cash charge of $1,554 recorded to reclamation expense related to portions of site operations no longer in production with no expected substantive future economic value and $43 recorded as an increase to the asset retirement cost for producing areas of the operation.
The annual 2021 update related primarily to the expected construction of two water treatment plants, a related increase in the annual operating costs over the extended closure period, and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). However, these and other additional risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, a comprehensive review of our tailings storage facility management, review of Yanacocha’s water balance and storm water management system, and review of post-closure management costs. The ongoing studies, which are expected to be progressed in 2022, are intended to evaluate and further understand these risks and determine what, if any, additional modification may be required to the reclamation plan, therefore, the Company is currently unable to reasonably estimate the impacts these risks, if realized, may have on the reclamation obligation as of December 31, 2021.
In February 2022, the Company completed the acquisition of Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”). Upon close of the Yanacocha Transaction, the Company’s ownership interest in Yanacocha increased from 51.35% to 95%. Refer to Note 1 for further information regarding the Yanacocha Transaction.
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”, a wholly-owned subsidiary of the Company) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the historic Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, but the January 2021 new permits contained new water quality limits. The Settlement Agreement, once implemented through permit modification applications, would involve installation of interim passive water treatment and ongoing monitoring over the next three years, and then more long-term water treatment installed with target compliance by November 2027. The Company is currently considering various interim passive water treatment options, with related studies expected to be progressed in 2022, and based on an evaluation of those options, a remediation liability of $10 was recorded as of December 31, 2021. If one of these passive water treatment options is determined not to be a viable long-term water treatment strategy, CC&V may be required to develop and implement alternative remediation plans for water discharged from the Carlton Tunnel. Depending on the remediation plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process (with the exception of the new water treatment plant (“WTP”) design which was awaiting the approval of the new National Pollutant Discharge Elimination System (“NPDES”) permit). Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA completed their assessment and approval of the WTP design in 2021 and Newmont is in the process of coordinating work with selected contractors for the construction of a new water treatment plant.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The remediation liability for the Midnite mine site and Dawn mill site is approximately $172 at December 31, 2021.
Other Legal Matters
Minera Yanacocha S.R.L.
Administrative Actions. The Peruvian government agency responsible for environmental evaluation and inspection, Organismo Evaluacion y Fiscalizacion Ambiental (“OEFA”), conducts periodic reviews of the Yanacocha site. From 2011 to the fourth quarter of 2021, OEFA issued notices of alleged violations of OEFA standards to Yanacocha and Conga relating to past inspections. The water authority that is in charge of supervising the proper water administration has also issued notices of alleged regulatory violations in previous years. The experience with OEFA and the water authority is that in the case of a finding of violation, remedial action is often the outcome rather than a significant fine. There are no current alleged OEFA violations and the water authority alleged violations range from zero to 10 units, with each unit having a potential fine equivalent to approximately $.001110 based on current exchange rates, with a total potential fine amount for outstanding matters of $— to $0.01. Yanacocha is responding to all notices of alleged violations, but cannot reasonably predict the outcome of the agency allegations.
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
Yanacocha Tax Dispute. In 2000, Yanacocha paid Buenaventura and Minas Conga S.R.L. a total of $29 to assume their respective contractual positions in mining concession agreements with Chaupiloma Dos de Cajamarca S.M.R.L. The contractual rights allowed Yanacocha the opportunity to conduct exploration on the concessions, but were not a purchase of the concessions. The tax authority alleged that the payments to Buenaventura and Minas Conga S.R.L. were acquisitions of mining concessions requiring the amortization of the amounts under the Peru Mining Law over the life of the mine. Yanacocha expensed the amounts at issue in the initial year since the payments were not for the acquisition of a concession but rather these expenses represented the payment of an intangible and therefore, were amortizable in a single year or proportionally for up to ten years according to Income Tax Law. In 2010, the tax court in Peru ruled in favor of Yanacocha and the tax authority appealed the issue to the judiciary. The first appellate court confirmed the ruling of the tax court in favor of Yanacocha. However, in November 2015, a Superior Court in Peru made an appellate decision overturning the two prior findings in favor of Yanacocha. Yanacocha appealed the Superior Court ruling to the Peru Supreme Court. In January 2019, the Peru Supreme Court issued notice that three judges supported the position of the tax authority and two judges supported the position of Yanacocha. Because four votes are required for a final decision, an additional judge was selected to issue a decision and the parties conducted oral arguments in April 2019. In February 2020, the additional judge ruled in favor of the tax authority, finalizing a decision of the Peru Supreme Court against Yanacocha. As a result of the decision, the company recognized the amount of $29 in 2020. However, Yanacocha filed two constitutional actions in 2020, and one legal claim in 2021, objecting to potential excessive interest and duplicity of criteria of up to $50, $73, and $68, respectively. In March 2021, in one of the constitutional actions, Yanacocha’s request for an injunction to suspend the collection of interest was denied. The matter was sent back to the tax authority, which issued a resolution with an update of the total amount. Yanacocha appealed the tax authority’s resolution and, in October 2021, the tax court denied the appeal. As a result, the administrative case went back to the tax authority for collection and the Company paid the amount claimed due in October 2021 of approximately $80 and recognized income tax expense of $55 for the year ended December 31, 2021. In January 2022, Yanacocha filed a fourth legal claim, objecting to the amount of up to $72. The Company continues to pursue the legal actions that remain pending, seeking to recover up to $73 of the total amount paid based on current exchange rates, but it is not possible to fully predict the outcome of such litigation.
In February 2022, the Company completed the acquisition of Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”). Upon close of the Yanacocha Transaction, the Company’s ownership interest in Yanacocha increased from 51.35% to 95%. Refer to Note 1 for further information regarding the Yanacocha Transaction.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Goldcorp, Inc. - 100% Newmont Owned
Shareholder Action. On October 28, 2016 and February 14, 2017, separate proposed class actions were commenced in the Ontario Superior Court of Justice pursuant to the Class Proceedings Act (Ontario) against the Company and certain of its current and former officers. Both statement of claims alleged common law negligent misrepresentation in Goldcorp, Inc.’s public disclosure concerning the Peñasquito mine and also pleaded an intention to seek leave from the Court to proceed with an allegation of statutory misrepresentation pursuant to the secondary market civil liability provisions under the Securities Act (Ontario). By a consent order, the latter lawsuit proceeded, and the former action has been stayed. The active lawsuit purports to be brought on behalf of persons who acquired Goldcorp Inc.’s securities in the secondary market during an alleged class period from October 30, 2014 to August 23, 2016. An amended complaint was filed in the active lawsuit, which removed the individual defendants, and requested leave of the Court to pursue only the statutory cause of action. In July of 2021, plaintiff’s counsel filed a motion to discontinue the active lawsuit. The motion was granted by the Court in September 2021, discontinuing the active lawsuit, but the Company was not provided notice of the Court’s decision until the first quarter of 2022.
Mexico Tax Matter
Tax Reassessment from Mexican Tax Authority. During 2016, the Mexican Tax Authority issued reassessment notices to several of Goldcorp, Inc.’s Mexican subsidiaries. Topics under dispute generally involve transfer pricing, deductibility of mine stripping costs, and gain recognized on certain asset sales. The Company has made significant progress in reaching resolution with the Mexican Tax Authority on these matters. In the second quarter of 2019, a number of issues were settled, resulting in a $96 payment, which was fully accrued in the financial statements. In the first quarter of 2020, further settlement was reached for an immaterial amount, with dialogue continuing in an effort to resolve the outstanding reassessment. Additionally, the Company continues to work through several audits in which observation letters have been received from the Mexican Tax Authority. During the fourth quarter of 2021, a framework to settle a number of years and matters was reached, resulting in a $76 payment, which was fully accrued in the financial statements. Full settlement of these years and matters is expected to be reached first half of next year.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2021 and 2020, there were $1,927 and $1,807, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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
Deferred payments to Barrick of $124 and $156 as of December 31, 2021 and December 31, 2020, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2021, the Company’s internal control over financial reporting was effective.
As permitted by the SEC Staff interpretive guidance for proportionately consolidated entities, the Company’s management excluded NGM from its assessment of internal control over financial reporting at December 31, 2021, as management does not have the ability to dictate, modify or assess the controls at NGM. The Company has implemented internal controls over financial reporting for recognizing its proportionate share of the assets, liabilities, and operations of NGM. Refer to Part II, Item 8 "Financial Statements and Supplementary Data" for NGM's "Report of Independent Registered Public Accounting Firm" for Opinion on the Financial Statements and Internal Controls over Financial Reporting.
NGM represented 19% of the Company’s consolidated Total assets at December 31, 2021, while its Sales comprised 19% of the Company’s consolidated sales and its Net income attributable to Newmont stockholders comprised 327% of the Company’s net income for the year ended December 31, 2021.
Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements at December 31, 2021 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, at December 31, 2021, which is included herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Newmont Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Newmont Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Newmont Corporation (the Company), based on our audit and the report of other auditors, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We did not examine the effectiveness of internal control over financial reporting of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect total assets, sales and net income constituting 19%, 19%, and 327%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. The effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, the related notes and financial statement schedule in Item 15(a)(2) and our report dated February 24, 2022 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Denver, Colorado
February 24, 2022

ITEM 9B.       OTHER INFORMATION
Compensatory Arrangements of Certain Officers:
On February 22, 2022, following review of market compensation and individual performance, the Company’s Board of Directors approved for Mr. Tom Palmer, President and Chief Executive Officer, an annual base salary of $1,435,000, effective March 1, 2022, and target long term incentives of $8,900,000, payable in future years according to the terms of the Company’s long term incentive programs.
On February 22, 2022, following review of market compensation and individual performance, the Company’s Leadership Development and Compensation Committee of the Board of Directors approved annual base salaries, effective March 1, 2022, as follows: Mr. Rob Atkinson, Executive Vice President and Chief Operating Officer - $832,000; Ms. Nancy Buese, Executive Vice President and Chief Financial Officer - $765,000; and Mr. Stephen Gottesfeld, Executive Vice President and Chief Sustainability Officer - $575,000.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Information concerning Newmont’s executive officers, as of December 31, 2021, is set forth below:

Name	Age	Office
Thomas R. Palmer	54	President and Chief Executive Officer
Rob Atkinson	51	Executive Vice President and Chief Operating Officer
Nancy K. Buese	51	Executive Vice President and Chief Financial Officer
Jennifer Cmil	51	Executive Vice President, Human Resources
Dean Gehring	53	Executive Vice President and Chief Technology Officer
Stephen P. Gottesfeld	54	Executive Vice President and Chief Sustainability & External Affairs Officer
Nancy Lipson	51	Executive Vice President and General Counsel
Blake Rhodes	54	Senior Vice President, Strategic Development
Brian C. Tabolt	40	Vice President, Controller and Chief Accounting Officer
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
Mr. Palmer was first elected as President and Chief Executive Officer and a member of the Board of Directors in October 2019. He served as President since June 2019 and as President and Chief Operating Officer from November 2018 until June 2019. Previously, he served as Executive Vice President and Chief Operating Officer since May 2016. Mr. Palmer was elected Senior Vice President, Asia Pacific in February 2015 after serving as Senior Vice President, Indonesia since March 2014. Prior to joining Newmont, he was the Chief Operating Officer, Pilbara Mines at Rio Tinto Iron Ore. Over a 20-year career with Rio Tinto, Mr. Palmer worked in a variety of roles across a number of commodities, including General Manager, Technology for the Bauxite and Alumina business; General Manager, Operations at Hail Creek coal mine; and General Manager, Asset Management at Palabora Mining Company in South Africa.
Mr. Atkinson was first elected Executive Vice President and Chief Operating Officer in June 2019. Mr. Atkinson most recently served as Head of Productivity and Technical Support for Rio Tinto from June 2016 to February 2019. He also served as Chief Operating Officer for Rio Tinto’s portfolio of copper interests in Mongolia, the US, Chile and Indonesia from September 2013 to May 2016. Prior to that Mr. Atkinson lead ASX-listed Energy Resources of Australia as Chief Executive and Director from September 2008 to August 2013 and served as General Manager of Weipa Bauxite from June 2005 to August 2008.
Ms. Buese was first elected Executive Vice President and Chief Financial Officer in October 2016. Ms. Buese most recently served as Executive Vice President and Chief Financial Officer for MPLX, a publicly traded energy company formed by Marathon Petroleum Corporation. Prior to MPLX’s acquisition of MarkWest Energy Partners in 2015, Ms. Buese served for 11 years as Executive Vice President and Chief Financial Officer of MarkWest. Ms. Buese also is a former Partner with Ernst & Young and worked in public accounting for 12 years.
Ms. Cmil was first elected Executive Vice President, Human Resources in October 2019. She served as Senior Vice President, Human Resources since June 2019 after having previously serving as Vice President, Talent Management since February 2018. Ms. Cmil joined the Company in 2010 and has held the roles of Group Executive, Human Resources from April 2014 to February 2018, and Senior Director, Human Resources from May 2010 to March 2014.
Mr. Gehring was first elected as Executive Vice President and Chief Technology Officer in June 2019 after serving as Regional Senior Vice President, South America since June 2017. Prior to joining Newmont, Mr. Gehring spent 14 years with Rio Tinto in a variety of executive roles including President and Chief Executive Officer of Rio Tinto Minerals from October 2014 to October 2016. Prior roles also included Global Head of Safety and Security and General Manager of Resource Development for the Oyu Tolgoi mine in Mongolia. He previously worked as Manager of Technical Services at Freeport’s Grasberg mine and held various operational and technical roles with BHP Billiton prior that.
Mr. Gottesfeld was first elected as Executive Vice President and Chief Sustainability & External Affairs Officer in June 2019 after having served as Executive Vice President and General Counsel since March 2015. Prior to that he served as Executive Vice President, General Counsel and Corporate Secretary since February 2013. He previously served as Senior Vice President, General Counsel and Corporate Secretary since February 2012 and Vice President and General Counsel since January 2010. Mr. Gottesfeld was Vice President, Communications and Public Affairs from 2006 to 2010. Mr. Gottesfeld was Newmont's Associate General Counsel from 2004 to 2006, responsible for Newmont's Latin American, African and Central Asian legal affairs. From 2002 to 2004, Mr. Gottesfeld was Newmont's Associate General Counsel and General Manager of Newmont Peru S.R.L., working in Lima, Peru. From 1997 to 2001, Mr. Gottesfeld served in various roles, including as Assistant General Counsel and Senior Counsel.
Ms. Lipson was first elected as Executive Vice President and General Counsel in June 2019, after previously serving as Vice President and Deputy General Counsel since February 2013. Prior to that she served as Associate General Counsel and Assistant Secretary since January 2010. From July 2005 to January 2010, she was Assistant General Counsel. Prior to joining the Company in July 2005 she was Senior Counsel for Sports Authority and for Qwest Communications. Ms. Lipson was also an Associate with the law firm of Otten, Johnson, Robinson, Neff & Ragonetti, P.C.
Mr. Rhodes was first elected to Senior Vice President, Strategic Development in June 2019. He joined Newmont in September 1996 and has spent the past 10 years in corporate development and Indonesia-focused roles, following 13 years in legal positions with the Company. Mr. Rhodes worked extensively in Indonesia, serving as both Indonesia Country Manager and Regional Senior Vice President. He has been at the corporate office since May 2014, serving in various corporate and strategic development roles of increasing responsibility.
Mr. Tabolt was first elected Vice President, Controller and Chief Accounting Officer in May 2021. Mr. Tabolt previously served as Molson Coors Beverage Company’s Vice President, Controller and Chief Accounting Officer since 2014. Prior to that role, he held other senior management roles within Molson Coors’ Accounting function, including as Senior Director of SEC Reporting and Technical Accounting and Senior Manager Technical Accounting. Mr. Tabolt began his career in public accounting with Deloitte, holds Bachelor and Master of Science degrees in Accounting from Pennsylvania State University and is a Certified Public Accountant.
ITEM 11.       EXECUTIVE COMPENSATION
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth at December 31, 2021 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b) (1)	(c)
Equity compensation plans approved by security holders (2)	3,616,947	(3)	56.6123	22,796,541	(4)
Equity compensation plans not approved by security holders	—		N/A	—
____________________________
(1)The weighted average exercise price includes Goldcorp Options. It does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units or strategic stock units.
(2)Newmont’s 2020 Stock Incentive Plan was approved by the stockholders on April 21, 2020. A maximum of 20,000,000 shares of Newmont's Common Stock, plus up to 3,644,782 shares available for grant under the 2013 Incentive Plan as of May 1, 2020, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 22,796,541 shares registered and available to grant under the 2020 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.
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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
(a)Financial Statements
(1)The Consolidated Financial Statements, together with the reports of the independent auditors thereon dated February 24, 2022, are included as part of Item 8, Financial Statements and Supplementary Data.
(2)Financial Statement Schedules:
Included on page SCH-1 is Schedule II - Valuation and Qualifying Accounts.
(3)Exhibits:

Exhibit Number		Description

1.1
Underwriting Agreement, dated December 6, 2021, among the Company, the Guarantor and BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several Underwriters named therein. Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 7, 2021.

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

4.11
Fifth Supplemental Indenture, dated as of December 20, 2021, among the Company, the Guarantor and the Trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2021.

4.12
Form of 2.600% Sustainability-Linked Senior Notes due 2032 (included as Exhibit A of Exhibit 4.11). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2021.

4.13
Form of Guaranty for the 2.600% Sustainability-Linked Senior Notes due 2032 (included as Exhibit A of Exhibit 4.11). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2021.

4.14	-
Indenture, dated as of April 22, 2019, by and among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.15	-	Description of Securities of Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed herewith.

10.1*	-
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

10.6*	-
Form of Global 2018 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.7*	-
Form of Global 2019 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.16 of Registrants Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020.

10.8*	-
Offer of Director Stock Units to Australian Resident Directors regarding the grant of Director Stock Units under the Registrant’s 2013 Stock Incentive Plan to eligible Australian resident directors of Registrant. Incorporated by reference to Exhibit 10.24 of Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.9*	-
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

10.11*	-
2019 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the period ending March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019.

10.12*	-
2019 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ending March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019.

10.13*	-
2020 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ending March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

10.14*	-
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

10.15*	-
2020 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ending June 30, 2020, filed with the Securities and Exchange Commission on July 20, 2020.

10.16*	-
2020 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q for the period ending June 30, 2020, filed with the Securities and Exchange Commission on July 20, 2020.

10.17*	-
2021 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.18*	-
2021 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.19*	-
2021 Restricted Stock Unit Agreement for supplemental restricted stock unit award to Blake Rhodes, dated November 1, 2021. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on October 28, 2021.

10.20*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2019. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on July 25, 2019.

10.21*	-
Section 16 Officer and Senior Executive Annual Incentive Compensation Program of Registrant, effective January 1, 2019. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on November 5, 2019.

10.22*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.23*	-
Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2020. Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.24*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2021. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.25*	-
Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2021. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.26*	-
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

10.28*	-
Newmont Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2021. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.29*	-
Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.30*	-
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

10.31*	-
Amendment Three to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.32*	-
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

10.34*	-
2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.35*	-
Amendment One to the 2012 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.36*	-
2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.37*	-
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

10.39*	-
Amendment Three to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.40*	-	Goldcorp Inc. Amended and Restated 2005 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 14, 2019.

10.41	-
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

10.42	-
2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.43	-
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

10.45	-
First Amendment Agreement, dated as of March 30, 2021, to the Credit Agreement, dated as of April 4, 2019, among Newmont Corporation as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 31, 2021.

10.46	-
Amended and Restated Limited Liability Company Agreement of Nevada Gold Mines LLC, dated July 1, 2019, among Barrick Gold Corporation, Barrick Nevada Holding LLC, Registrant, Newmont USA Limited and Nevada Gold Mines LLC. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

21	-	Subsidiaries of Newmont Corporation, filed herewith.

22	-	Guarantor Subsidiary of Newmont Corporation, filed herewith.

23.1	-	Consent of Ernst & Young LLP, filed herewith.

23.2	-	Consent of PricewaterhouseCoopers LLP, filed herewith.

23.3	-	Consent of Qualified Person, filed herewith.

24	-	Power of Attorney, filed herewith.

31.1	-
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

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, furnished herewith.

32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, furnished herewith.

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

96.1	-	Peñasquito Operations, Mexico, Technical Report Summary, effective as of December 31, 2021, filed herewith.

96.2	-	Boddington Operations, Western Australia, Technical Report Summary, effective as of December 31, 2021, filed herewith.

96.3	-	Ahafo Operations, Ghana, Technical Report Summary, effective as of December 31, 2021, filed herewith.

96.4	-	Nevada Gold Mines, Nevada USA, Technical Report Summary, effective as of December 31, 2021, filed herewith.

101	-	101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

104		Cover Page Interactive Data File (embedded within the XBRL document)

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

ITEM 16.       FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT CORPORATION

By:	/s/ NANCY LIPSON
Nancy Lipson Executive Vice President and General Counsel
February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Signature	Title

*	President, Chief Executive Officer and Director
Thomas R. Palmer	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Nancy K. Buese	(Principal Financial Officer)

*	Vice President, Controller and Chief Accounting Officer
Brian C. Tabolt	(Principal Accounting Officer)

Patrick G. Awuah, Jr.*	Director

Gregory H. Boyce*	Non-Executive Chair

Bruce R. Brook*	Director

Maura J. Clark*	Director

Matthew Coon Come*	Director

Emma FitzGerald*	Director

Mary Laschinger*	Director

José Manuel Madero*	Director

René Médori*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

Susan N. Story*	Director

*By:	/s/ NANCY LIPSON
Nancy Lipson Attorney-in-Fact

1

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$3,418	$3,112	$2,994
Additions due to acquisition of Goldcorp	—	86	521
Additions to deferred income tax expense	769	372	97
Reduction of deferred income tax expense	(350)	(186)	(392)
Re-classification to Assets Held for Sale	—	—	(371)
Additions and reductions reflected in other components of the financial statements	(46)	34	263
Balance at end of year	$3,791	$3,418	$3,112
Refer to Note 12 of the Consolidated Financial Statements for additional information.
SCH- 2