Form 10-Q
period 2022-03-31
NEWMONT Corp /DE/
filed 2022-04-22
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 793,651,139 shares of common stock outstanding on April 18, 2022.

GLOSSARY OF ABBREVIATIONS

AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
CAS	Costs Applicable to Sales
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EIA	Environmental Impact Assessment
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
IFRS	International Financial Reporting Standards
IRC	International Royalty Corporation
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
NPDES	National Pollutant Discharge Elimination System
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
U.S.	The United States of America
WTP	Water Treatment Plant
____________________________
(1)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(2)See “Results of Consolidated Operations” within Part I, Item 2, Management's Discussion and Analysis.
3

NEWMONT CORPORATION
FIRST QUARTER 2022 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2022	2021
Financial Results:
Sales	$3,023	$2,872
Gold	$2,514	$2,482
Copper	$99	$52
Silver	$156	$168
Lead	$44	$44
Zinc	$210	$126
Costs applicable to sales (1)	$1,435	$1,247
Gold	$1,184	$1,065
Copper	$46	$27
Silver	$97	$75
Lead	$22	$19
Zinc	$86	$61
Net income (loss) from continuing operations	$453	$558
Net income (loss)	$469	$579
Net income (loss) from continuing operations attributable to Newmont stockholders	$432	$538
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.54	$0.67
Net income (loss) attributable to Newmont stockholders	$0.56	$0.70
Adjusted net income (loss) (2)	$546	$594
Adjusted net income (loss) per share, diluted (2)	$0.69	$0.74
Earnings before interest, taxes and depreciation and amortization (2)	$1,237	$1,370
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$1,390	$1,457
Net cash provided by (used in) operating activities of continuing operations	$689	$841
Free Cash Flow (2)	$252	$442
Cash dividends paid per common share in the period ended March 31	$0.55	$0.55
Cash dividends declared per common share for the period ended March 31	$0.55	$0.55
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
FIRST QUARTER 2022 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2022	2021
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,311	1,422
Sold	1,329	1,417
Attributable gold ounces (thousands):
Produced (1)	1,344	1,455
Sold (2)	1,291	1,361
Consolidated and attributable gold equivalent ounces - other metals (thousands) (3)
Produced	350	317
Sold	350	327
Consolidated and attributable - other metals:
Produced copper (million pounds)	19	14
Sold copper (million pounds)	21	12
Produced silver (thousand ounces)	8,080	8,162
Sold silver (thousand ounces)	7,652	8,531
Produced lead (million pounds)	44	50
Sold lead (million pounds)	42	50
Produced zinc (million pounds)	114	111
Sold zinc (million pounds)	120	119
Average realized price:
Gold (per ounce)	$1,892	$1,751
Copper (per pound)	$4.84	$4.20
Silver (per ounce)	$20.36	$19.73
Lead (per pound)	$1.06	$0.88
Zinc (per pound)	$1.75	$1.06
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$890	$752
Gold equivalent ounces - other metals (per ounce) (3)	$717	$555
All-in sustaining costs: (5)
Gold (per ounce)	$1,156	$1,039
Gold equivalent ounces - other metals (per ounce) (3)	$997	$819
____________________________
(1)Attributable gold ounces produced includes 69 and 91 thousand ounces for the three months ended March 31, 2022 and 2021, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
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
(5)See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

First Quarter 2022 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $432 or $0.54 per diluted share, a decrease of $106 from the prior-year quarter primarily due to lower gold sales volume, higher Costs applicable to sales, non-cash pension settlement charges, loss on the sale of the La Zanja equity method investment and higher reclamation and remediation charges partially offset by higher realized metal prices, unrealized gains on marketable and other equity securities in 2022 compared to unrealized losses in 2021 and lower income tax expense.
•Adjusted net income: Reported Adjusted net income of $546 or $0.69 per diluted share, a decrease of $0.05 per diluted share from the prior-year quarter (see “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $1,390 in Adjusted EBITDA, a decrease of 5% from the prior-year quarter (see “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $689, a decrease of 18% from the prior year, and free cash flow of $252 (see “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis).
•ESG: Published annual sustainability report in April 2022 providing a transparent view of ESG performance.
•Portfolio Improvements: In February 2022, the Company acquired the 43.65% noncontrolling interest in Yanacocha previously held by Compañia de Minas Buenaventura S.A.A., increasing the Company’s ownership interest to 95%. Subsequent Sumitomo put option exercise, expected to closed in the second quarter of 2022, will transfer the remaining 5% interest in Yanacocha resulting in 100% ownership.
•Attributable production: Produced 1.3 million attributable ounces of gold and 350 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $4.3 billion of consolidated cash and $7.3 billion of liquidity; declared dividend for the first quarter of $0.55.
COVID-19 Update
An outbreak of a novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020. COVID-19 has since spread worldwide, posing public health risks across the globe and continues to negatively impact the global economy, disrupt global supply chains and workforce participation and create significant volatility and disruption of financial markets.
For a discussion of the precautions we are taking to protect our workforce and nearby communities, while also taking steps to preserve the long-term value of our business, refer to "COVID-19 Pandemic" within Part I, Item 1, Business on our Form 10-K filed with the SEC on February 24, 2022. For a discussion of COVID-19 related risks to the business, see Part I, Item 1A, Risk Factors on our Form 10-K filed with the SEC on February 24, 2022.
Our operations continue to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Refer to "Consolidated Financial Results", "Results of Consolidated Operations", “Liquidity and Capital Resources” and “Non-GAAP Financial Measures" within Part I, Item 2, Management’s Discussion and Analysis of this report for additional information about the continued impacts of COVID-19 on our business and operations.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended March 31,
	2022	2021
Sales (Note 4)	$3,023	$2,872

Costs and expenses:
Costs applicable to sales (1)	1,435	1,247
Depreciation and amortization	547	553
Reclamation and remediation (Note 5)	61	46
Exploration	38	35
Advanced projects, research and development	44	31
General and administrative	64	65
Other expense, net (Note 6)	35	39
	2,224	2,016
Other income (expense):
Other income (loss), net (Note 7)	(109)	(39)
Interest expense, net of capitalized interest	(62)	(74)
	(171)	(113)
Income (loss) before income and mining tax and other items	628	743
Income and mining tax benefit (expense) (Note 8)	(214)	(235)
Equity income (loss) of affiliates	39	50
Net income (loss) from continuing operations	453	558
Net income (loss) from discontinued operations	16	21
Net income (loss)	469	579
Net loss (income) attributable to noncontrolling interests	(21)	(20)
Net income (loss) attributable to Newmont stockholders	$448	$559

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$432	$538
Discontinued operations	16	21
	$448	$559
Weighted average common shares (millions):
Basic	793	801
Effect of employee stock-based awards	1	1
Diluted	794	802

Net income (loss) attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.54	$0.67
Discontinued operations	0.02	0.03
	$0.56	$0.70
Diluted:
Continuing operations	$0.54	$0.67
Discontinued operations	0.02	0.03
	$0.56	$0.70
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$469	$579
Other comprehensive income (loss):
Change in marketable securities, net of tax of $— and $—, respectively	(1)	—
Foreign currency translation adjustments	(1)	2
Change in pension and other post-retirement benefits, net of tax of $(32) and $(1), respectively	122	6
Change in fair value of cash flow hedge instruments, net of tax of $— and $(1), respectively	1	3
Other comprehensive income (loss)	121	11
Comprehensive income (loss)	$590	$590

Comprehensive income (loss) attributable to:
Newmont stockholders	$569	$570
Noncontrolling interests	21	20
	$590	$590
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$469	$579
Non-cash adjustments:
Depreciation and amortization	547	553
Net loss (income) from discontinued operations	(16)	(21)
Charges from pension settlement (Note 7)	130	—
Reclamation and remediation	57	43
Deferred income taxes	(41)	(25)
Change in fair value of investments (Note 7)	(39)	110
Stock-based compensation	18	17
Other non-cash adjustments	29	(90)
Net change in operating assets and liabilities (Note 16)	(465)	(325)
Net cash provided by (used in) operating activities of continuing operations	689	841
Net cash provided by (used in) operating activities of discontinued operations	5	—
Net cash provided by (used in) operating activities	694	841

Investing activities:
Additions to property, plant and mine development	(437)	(399)
Contributions to equity method investees	(52)	(27)
Payment relating to sale of La Zanja (Note 1)	(45)	—
Return of investment from equity method investees	13	18
Proceeds from asset and investment sales	9	63
Purchases of investments	(4)	(4)
Other	(3)	(1)
Net cash provided by (used in) investing activities	(519)	(350)

Financing activities:
Dividends paid to common stockholders	(436)	(441)
Acquisition of noncontrolling interests (Note 1)	(300)	—
Repayment of debt (Note 13)	(89)	—
Distributions to noncontrolling interests	(59)	(54)
Payments for withholding of employee taxes related to stock-based compensation	(36)	(28)
Funding from noncontrolling interests	32	30
Payments on lease and other financing obligations	(19)	(18)
Other	12	—
Net cash provided by (used in) financing activities	(895)	(511)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(2)
Net change in cash, cash equivalents and restricted cash	(717)	(22)
Cash, cash equivalents and restricted cash at beginning of period	5,093	5,648
Cash, cash equivalents and restricted cash at end of period	$4,376	$5,626

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,272	$5,518
Restricted cash included in Other current assets	50	2
Restricted cash included in Other non-current assets	54	106
Total cash, cash equivalents and restricted cash	$4,376	$5,626

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31, 2022	At December 31, 2021
ASSETS
Cash and cash equivalents	$4,272	$4,992
Trade receivables (Note 4)	413	337
Investments (Note 10)	72	82
Inventories (Note 11)	956	930
Stockpiles and ore on leach pads (Note 12)	800	857
Other current assets	546	498
Current assets	7,059	7,696
Property, plant and mine development, net	24,070	24,124
Investments (Note 10)	3,335	3,243
Stockpiles and ore on leach pads (Note 12)	1,790	1,775
Deferred income tax assets	227	269
Goodwill	2,771	2,771
Other non-current assets	661	686
Total assets	$39,913	$40,564

LIABILITIES
Accounts payable	$491	$518
Employee-related benefits	366	386
Income and mining taxes payable	273	384
Lease and other financing obligations	104	106
Debt (Note 13)	—	87
Other current liabilities (Note 14)	1,183	1,173
Current liabilities	2,417	2,654
Debt (Note 13)	5,566	5,565
Lease and other financing obligations	540	544
Reclamation and remediation liabilities (Note 5)	5,848	5,839
Deferred income tax liabilities	2,045	2,144
Employee-related benefits	375	439
Silver streaming agreement	892	910
Other non-current liabilities (Note 14)	599	608
Total liabilities	18,282	18,703

Contingently redeemable noncontrolling interest (Note 1)	—	48
Commitments and contingencies (Note 17)

EQUITY
Common stock	1,278	1,276
Treasury stock	(236)	(200)
Additional paid-in capital	17,312	17,981
Accumulated other comprehensive income (loss) (Note 15)	(12)	(133)
Retained earnings (accumulated deficit)	3,107	3,098
Newmont stockholders' equity	21,449	22,022
Noncontrolling interests	182	(209)
Total equity	21,631	21,813
Total liabilities and equity	$39,913	$40,564
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest (5)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	797	$1,276	(5)	$(200)	$17,981	$(133)	$3,098	$(209)	$21,813	$48
Net income (loss)	—	—	—	—	—	—	448	21	469	—
Other comprehensive income (loss)	—	—	—	—	—	121	—	—	121	—
Dividends declared (1)	—	—	—	—	—	—	(439)	—	(439)	—
Distributions declared to noncontrolling interests (2)	—	—	—	—	—	—	—	(59)	(59)	—
Cash calls requested from noncontrolling interests (3)	—	—	—	—	—	—	—	30	30	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(36)	—	—	—	—	(36)	—
Acquisition of noncontrolling interests (4)	—	—	—	—	(699)	—	—	399	(300)	—
Reclassification of contingently redeemable noncontrolling interests (4)	—	—	—	—	—	—	—	—	—	(48)
Stock options exercised	—	—	—	—	14	—	—	—	14	—
Stock-based awards and related share issuances	2	2	—	—	16	—	—	—	18	—
Balance at March 31, 2022	799	$1,278	(6)	$(236)	$17,312	$(12)	$3,107	$182	$21,631	$—
____________________________
(1)Cash dividends per common share were $0.55 for the three months ended March 31, 2022. Dividends declared and dividends paid to common stockholders differ by $3 due to timing.
(2)Distributions declared to noncontrolling interests of $59 for the three months ended March 31, 2022 represent amounts declared by Newmont to Staatsolie for the Suriname Gold project C.V. (“Merian”) mine. Newmont paid $59 for distributions during the three months ended March 31, 2022. Any differences are due to timing of payments.
(3)Cash calls requested from noncontrolling interests of $30 for the three months ended March 31, 2022 represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $32 for cash calls during the three months ended March 31, 2022. Differences are due to timing of receipts.
(4)Refer to Note 1 for additional information.
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
____________________________
(1)Cash dividends per common share were $0.55 for the three months ended March 31, 2021.
(2)Distributions declared to noncontrolling interests of $54 for the three months ended March 31, 2021 represent amounts to Staatsolie for the Merian mine. Newmont paid $54 for distributions during the three months ended March 31, 2021. Any differences are due to timing of payments.
(3)Cash calls requested from noncontrolling interests of $28 for the three months ended March 31, 2021 represent cash calls requested from Staatsolie for the Merian mine. Staatsolie paid $30 for cash calls during the three months ended March 31, 2021. Differences are due to timing of receipts.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation and its subsidiaries (collectively, “Newmont” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2021 filed on February 24, 2022 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.
References to “C$” refer to Canadian currency.
Noncontrolling Interests
Net loss (income) attributable to noncontrolling interest is primarily comprised of $20 and $20 for the three months ended March 31, 2022 and 2021, respectively, related to Merian. Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
Yanacocha transaction
At December 31, 2021, Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) held 43.65% ownership interest in Minera Yanacocha S.R.L. ("Yanacocha"). During the first quarter of 2022, the Company completed the acquisition of Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”) for $300 cash consideration, certain royalties on any production from other future potential projects, and contingent payments of up to $100 tied to higher metal prices, achieving commercial production at the Yanacocha Sulfides project and resolution on the outstanding Yanacocha tax dispute (see Note 17). The Yanacocha Transaction was accounted for as an equity transaction, resulting in a decrease to additional paid-in-capital and no gain or loss recognition. Upon close of the Yanacocha Transaction, the Company’s ownership interest in Yanacocha increased to 95%, with the remaining 5% held by Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”).
Concurrent with the Yanacocha Transaction, the Company sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"), accounted for as an equity method investment with a carrying value of $— as of December 31, 2021. Per the terms of the sale, the Company sold its interest in La Zanja to Buenaventura, the parent company of La Zanja, in exchange for royalties on potential future production from the La Zanja operation and contributed cash of $45 to be used exclusively for reclamation costs at the La Zanja operation. Upon close of the sale, the Company recognized a $45 loss on sale of its equity interest, included in Other income (loss), net.
Contingently redeemable noncontrolling interest
In 2018, Sumitomo acquired a 5% interest in Yanacocha for $48 in cash. Under the terms of the acquisition, Sumitomo had the option to require Yanacocha to repurchase the interest for the $48, which has been placed in escrow. In March 2022, Sumitomo exercised this option, in accordance with the terms of the acquisition, which is expected to close in Q2 2022. Upon close, Yanacocha will repay the $48 in exchange for the 5% ownership interest held by Sumitomo and the Company will hold 100% ownership interest in Yanacocha. As a result, the $48 previously classified outside of permanent equity as Contingently redeemable noncontrolling interest was reclassified to Other current liabilities and the $48 restricted cash held in escrow was reclassified to Other current assets on the Condensed Consolidated Balance Sheets at March 31, 2022.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
The COVID-19 pandemic continues to affect the Company and its ongoing impacts could include sites being placed into care and maintenance, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping our products, delays in product refining and smelting due to restrictions or temporary closures, additional travel restrictions, other supply chain disruptions and workforce interruptions, including loss of life, as well as potential impacts to estimated costs and timing of projects. Depending on the duration and extent of the impact of COVID-19, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
Although the Company does not currently have operations in Ukraine, Russia or other parts of Europe, there are certain impacts arising from Russia’s invasion of Ukraine that could have a potential effect on the Company including, but not limited to, volatility in commodity prices, cost and supply chain pressures and availability and currencies and disruption in banking systems and capital markets. As of the date of filing, there have been no material impacts.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company is currently monitoring the potential further impacts to estimated capital expenditures and timing of projects related to cost pressures and supply chain disruptions as a result of COVID-19 and variants and the war in Ukraine.
Refer to Note 2 of the Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 for further information on risks and uncertainties that could have a potential impact on the Company.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. The Company must make these estimates and assumptions because certain information used is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. Actual results could differ from these estimates.
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the current year presentation.
Recently Adopted Accounting Pronouncements and Securities and Exchange Commission Rules
Financial Disclosures of Government Assistance
In November 2021, ASU No. 2021-10 was issued which provides guidance for required annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company adopted this standard as of January 1, 2022. The adoption did not have a material impact on the Condensed Consolidated Financial Statements or disclosures.
Recently Issued Accounting Pronouncements
Effects of Reference Rate Reform
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is in the process of reviewing key contracts to identify any contracts that reference the London Interbank Offered Rate ("LIBOR") and to implement adequate fallback provisions if not already implemented to mitigate the risks or impacts from the transition. No material impacts are expected to the Condensed Consolidated Financial Statements or disclosures.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures(1)
Three Months Ended March 31, 2022
CC&V	$68	$52	$16	$1	$(3)	$4
Musselwhite	60	43	16	1	(3)	6
Porcupine	114	66	22	3	17	36
Éléonore	94	62	29	—	(1)	10
Peñasquito:
Gold	252	87	39
Silver	156	97	44
Lead	44	22	10
Zinc	210	86	35
Total Peñasquito	662	292	128	5	241	40
Other North America	—	—	2	—	4	—
North America	998	515	213	10	255	96

Yanacocha	127	67	25	1	7	56
Merian	195	87	22	3	81	11
Cerro Negro	122	63	39	3	8	28
Other South America	—	—	1	9	(15)	—
South America	444	217	87	16	81	95

Boddington:
Gold	381	162	28
Copper	99	46	8
Total Boddington	480	208	36	1	233	18
Tanami	186	65	22	6	78	84
Other Australia	—	—	1	3	(9)	4
Australia	666	273	59	10	302	106

Ahafo	202	106	31	4	67	59
Akyem	169	67	30	4	67	12
Other Africa	—	—	—	—	(2)	3
Africa	371	173	61	8	132	74

Nevada Gold Mines	544	257	125	6	153	66
Nevada	544	257	125	6	153	66

Corporate and Other	—	—	2	32	(295)	9
Consolidated	$3,023	$1,435	$547	$82	$628	$446
____________________________
(1)Includes accrued costs associated with the Tanami Expansion of $5, which are included in Lease and other financing obligations, and an increase in accrued capital expenditures of $4. Consolidated capital expenditures on a cash basis were $437.

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2022
CC&V	$63	$5	$68
Musselwhite	60	—	60
Porcupine	114	—	114
Éléonore	94	—	94
Peñasquito:
Gold	31	221	252
Silver (1)	—	156	156
Lead	—	44	44
Zinc	—	210	210
Total Peñasquito	31	631	662
North America	362	636	998

Yanacocha	127	—	127
Merian	195	—	195
Cerro Negro	122	—	122
South America	444	—	444

Boddington:
Gold	91	290	381
Copper	—	99	99
Total Boddington	91	389	480
Tanami	186	—	186
Australia	277	389	666

Ahafo	202	—	202
Akyem	169	—	169
Africa	371	—	371

Nevada Gold Mines (2)	529	15	544
Nevada	529	15	544

Consolidated	$1,983	$1,040	$3,023
____________________________
(1)Silver sales from concentrate includes $19 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $526 for the three months ended March 31, 2022.

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
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $522 for the three months ended March 31, 2021.
Trade Receivables
The following table details the receivables included within Trade receivables:

	At March 31, 2022	At December 31, 2021
Receivables from Sales:
Gold sales from doré production	$1	$40
Sales from concentrate and other production	412	297
Total receivables from Sales	$413	$337
Provisional Sales
The impact to Sales from revenue recognized due to the changes in pricing on provisional sales is an increase (decrease) of $58 and $(36) for the three months ended March 31, 2022 and 2021, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
At March 31, 2022, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing	Average Provisional Price (per ounce/pound)
Gold (ounces/thousands)	200	$1,943
Copper (pounds/millions)	32	$4.69
Silver (ounces/millions)	5	$24.83
Lead (pounds/millions)	24	$1.10
Zinc (pounds/millions)	79	$1.91
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2022	2021
Reclamation adjustments and other	$1	$9
Reclamation accretion	43	32
Total reclamation expense	44	41

Remediation adjustments and other	16	4
Remediation accretion	1	1
Total remediation expense	17	5
	$61	$46
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2022	2021	2022	2021
Balance at January 1,	$5,768	$3,719	$344	$313
Additions, changes in estimates and other (1)	—	9	13	2
Payments, net	(32)	(18)	(6)	(3)
Accretion expense	43	32	1	1
Balance at March 31,	$5,779	$3,742	$352	$313
____________________________
(1)The $13 addition to remediation for the three months ended March 31, 2022 is due to expected higher waste disposal costs at Midnite Mine. The $9 addition to reclamation for the three months ended March 31, 2021 is primarily due to higher estimated closure plan costs at NGM for the closed Rain site related to water management.

	At March 31, 2022			At December 31, 2021
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$211	$72	$283	$213	$60	$273
Non-current (2)	5,568	280	5,848	5,555	284	5,839
Total (3)	$5,779	$352	$6,131	$5,768	$344	$6,112
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities. Refer to Note 14.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities includes $3,250 and $3,250 related to Yanacocha at March 31, 2022 and December 31, 2021, respectively.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
sites involved. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 51% greater or —% lower than the amount accrued at March 31, 2022. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other current liabilities and Reclamation and remediation liabilities in the period estimates are revised.
Included in Other non-current assets at March 31, 2022 and December 31, 2021 are $53 and $49 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at March 31, 2022, $41 related to the Ahafo and Akyem mines in Ghana, Africa and $3 related to NGM in Nevada, U.S., $7 related to the Midnite mine and Dawn mill site in Washington, U.S. and $2 related to the Ross Adams mine in Alaska, U.S. Of the amounts at December 31, 2021, $40 related to the Ahafo and Akyem mines in Ghana, Africa, $4 related to NGM in Nevada, U.S., $3 related to the Midnite mine site in Washington, U.S. and $2 related to the Ross Adams mine in Alaska, U.S.
Included in Other non-current assets at March 31, 2022 and December 31, 2021 are $46 and $51, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at March 31, 2022, $7 related to the Midnite mine and Dawn mill sites in Washington, U.S., $16 related to Akyem in Ghana, Africa and $23 related to San Jose Reservoir in Peru, South America. Of the amounts at December 31, 2021, $11 related to the Midnite mine and Dawn mill sites in Washington, U.S., $16 related to Akyem in Ghana, Africa and $24 related to the San Jose Reservoir in Peru, South America.
Refer to Note 17 for further discussion of reclamation and remediation matters.
NOTE 6     OTHER EXPENSE, NET

	Three Months Ended March 31,
	2022	2021
COVID-19 specific costs (1)	$17	$22
Settlement costs (2)	13	3
Restructuring and severance	1	5
Impairment of long-lived and other assets	—	1
Other	4	8
	$35	$39
____________________________
(1)Includes amounts distributed from the Newmont Global Community Support Fund of $— and $1 for the three months ended March 31, 2022 and 2021, respectively.
(2)Primarily comprised of a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine for the three months ended March 31, 2022.
NOTE 7     OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2022	2021
Pension settlement	$(130)	$—
Change in fair value of investments	39	(110)
Gain (loss) on asset and investment sales, net (1)	(35)	43
Foreign currency exchange, net	1	23
Other	16	5
	$(109)	$(39)
____________________________
(1)Primarily comprised of the loss recognized on the sale of the La Zanja equity method investment for the three months ended March 31, 2022 (see Note 1 for additional information) and the sale of all of the Company’s outstanding shares of TMAC to Agnico Eagle Mines Ltd which resulted in a gain of $42 for the three months ended March 31, 2021.
Pension settlement. In March 2022, the Company executed an annuitization to transfer a portion of the pension plan obligations from one of the Company's U.S. qualified defined benefit pension plans to an insurance company using plan assets. As a result, $527 of the previously recognized pension obligations were transferred and a non-cash settlement loss of $130 was recognized in Other income (loss), net, during the three months ended March 31, 2022 due to the recognition of the related unrecognized actuarial losses previously included in Accumulated other comprehensive income (loss) related to these retirees. The remaining pension obligations and plan assets of the associated qualified pension benefit plan were valued at $302 and $348, respectively, resulting in a net funded status of $46 recorded in Other non-current assets on the Condensed Consolidated Balance Sheets at March 31, 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31,
	2022		2021
Income (loss) before income and mining tax and other items		$628		$743

U.S. Federal statutory tax rate	21%	$132	21%	$156
Reconciling items:
Foreign rate differential	11	69	9	70
Mining and other taxes (net of associated federal benefit)	6	37	6	41
Other	(4)	(24)	(4)	(32)
Income and mining tax expense (benefit)	34%	$214	32%	$235
NOTE 9 FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 15 of the Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,272	$4,272	$—	$—
Restricted cash	104	104	—	—
Trade receivable from provisional sales, net	412	—	412	—
Assets held for sale	68	—	68	—
Marketable and other equity securities (Note 10) (1)	436	351	21	64
Restricted marketable debt securities (Note 10)	30	26	4	—
Restricted other assets (Note 10)	16	16	—	—
Contingent consideration assets	179	—	—	179
	$5,517	$4,769	$505	$243
Liabilities:
Debt (2)	$6,063	$—	$6,063	$—
Contingent consideration liabilities	5	—	—	5
Other	3	—	3	—
	$6,071	$—	$6,066	$5

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,992	$4,992	$—	$—
Restricted cash	101	101	—	—
Trade receivable from provisional sales, net	297	—	297	—
Assets held for sale	68	—	68	—
Marketable and other equity securities (Note 10) (1)	397	318	17	62
Restricted marketable debt securities (Note 10)	35	28	7	—
Restricted other assets (Note 10)	16	16	—	—
Contingent consideration assets	171	—	—	171
	$6,077	$5,455	$389	$233
Liabilities:
Debt (2)	$6,712	$—	$6,712	$—
Contingent consideration liabilities	5	—	—	5
Other	6	—	6	—
	$6,723	$—	$6,718	$5
____________________________
(1)Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $9 and $8 at March 31, 2022 and December 31, 2021, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,566 and $5,652 at March 31, 2022 and December 31, 2021, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2022 and December 31, 2021:

Description	At March 31, 2022	Valuation technique	Significant input	Range, point estimate or average
Marketable and other equity securities	$64	Discounted cash flow	Discount rate	9.50%
			Long-term gold price	$1,500
			Long-term copper price	$3.00
Contingent consideration assets	$179	Discounted cash flow	Discount rate (1)	4.48 - 5.88%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (1)	3.41 - 4.21%
____________________________
(1)The weighted average discount rates used to calculate the Company’s contingent consideration assets and liabilities are 5.83% and 3.73%, respectively. Various other inputs including, but not limited to, metal prices and production profiles were considered in determining the fair value of the individual contingent consideration assets and liabilities.

Description	At December 31, 2021	Valuation technique	Significant input	Range, point estimate or average
Marketable and other equity securities	$62	Discounted cash flow	Discount rate	9.50%
			Long-term gold price	$1,500
			Long-term copper price	$3.00
Contingent consideration assets	$171	Discounted cash flow	Discount rate (1)	4.48 - 5.88%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (1)	2.48 - 3.35%
____________________________
(1)The weighted average discount rate used to calculate the Company’s contingent consideration assets and liabilities are 5.63% and 2.83%, respectively. Various other inputs including, but not limited to, metal prices and production profiles were considered in determining the fair value of the individual contingent consideration assets and liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent consideration assets(1)	Total assets	Contingent consideration liabilities	Total liabilities
Fair value at December 31, 2021	$171	$171	$5	$5
Additions and settlements	—	—	—	—
Revaluation	8	8	—	—
Fair value at March 31, 2022	$179	$179	$5	$5

	Contingent consideration assets(1)	Total assets
Fair value at December 31, 2020	$119	$119
Additions and settlements	—	—
Revaluation	26	26
Fair value at March 31, 2021	$145	$145
____________________________
(1)The gain (loss) recognized on revaluation is included in Net income (loss) from discontinued operations.
NOTE 10 INVESTMENTS

	At March 31, 2022	At December 31, 2021
Current:
Marketable equity securities	$72	$82

Non-current:
Marketable and other equity securities	$355	$307

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,351	$1,320
NuevaUnión Project (50.0%)	955	950
Norte Abierto Project (50.0%)	510	505
Maverix Metals, Inc. (28.5% and 28.6%, respectively)	163	160
Other	1	1
	2,980	2,936
	$3,335	$3,243

Non-current restricted investments: (1)
Marketable debt securities	$30	$35
Other assets	16	16
	$46	$51
____________________________
(1)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 5 for further information regarding these amounts.
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the three months ended March 31, 2022 and 2021 primarily consists of income of $35 and $50, respectively, from the Pueblo Viejo mine.
See below for further information on the Company's equity method investments.
Pueblo Viejo
As of March 31, 2022 and December 31, 2021, the Company had outstanding shareholder loans to Pueblo Viejo of $304 and $260, with accrued interest of $1 and $3, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of March 31, 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $138 and $171 for the three months ended March 31, 2022 and 2021, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of March 31, 2022 or December 31, 2021.
NOTE 11     INVENTORIES

	At March 31, 2022	At December 31, 2021
Materials and supplies	$694	$669
In-process	143	132
Concentrate (1)	56	58
Precious metals (2)	63	71
	$956	$930
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 12     STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2022			At December 31, 2021
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$444	$356	$800	$491	$366	$857
Non-current	1,454	336	1,790	1,442	333	1,775
Total	$1,898	$692	$2,590	$1,933	$699	$2,632
During the three months ended March 31, 2022, the Company recorded write-downs of $9 classified as a component of Costs applicable to sales and write-downs of $3 classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2022, $6 was related to CC&V, $2 to NGM and $4 to Merian.
During the three months ended March 31, 2021, the Company recorded write-downs of $14 classified as a component of Costs applicable to sales and write-downs of $7 classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended March 31, 2021, $5 was related to CC&V and $16 was related to NGM.
NOTE 13     DEBT
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2022 (for the remainder of 2022)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	5,624
$5,624
In January 2022, the Company fully redeemed all of the outstanding 3.700% 2023 Goldcorp Senior Notes. The redemption price of $90 equaled the principal amount of the outstanding 2023 Goldcorp Senior Notes of $87 plus accrued and unpaid interest and future coupon payments in accordance with the terms of the 2023 Goldcorp Senior Notes.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 14     OTHER LIABILITIES

	At March 31, 2022	At December 31, 2021
Other current liabilities:
Reclamation and remediation liabilities	$283	$273
Accrued operating costs	253	201
Accrued capital expenditures	159	155
Payables to NGM (1)	72	114
Other (2)	416	430
	$1,183	$1,173

Other non-current liabilities:
Income and mining taxes (3)	$316	$328
Other (4)	283	280
	$599	$608
_________________________
(1)Payables to NGM at March 31, 2022 and December 31, 2021 consist of amounts due to (from) NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont and CC&V toll milling provided by NGM. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are presented within Other current assets.
(2)Primarily consists of accrued interest, the current portion of the silver streaming agreement liability, royalties, taxes other than income and mining taxes and the current portion of the Norte Abierto deferred payments.
(3)Income and mining taxes at March 31, 2022 and December 31, 2021 includes unrecognized tax benefits, including penalties and interest, of $331 and $319, respectively.
(4)Primarily consists of the non-current portion of the Norte Abierto deferred payments, the Galore Creek deferred payments and social development and community obligations.

NOTE 15     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2021	$2	$119	$(166)	$(88)	$(133)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(1)	(1)	16	—	14
(Gain) loss reclassified from accumulated other comprehensive income (loss) (1)	—	—	106	1	107
Other comprehensive income (loss)	(1)	(1)	122	1	121
Balance at March 31, 2022	$1	$118	$(44)	$(87)	$(12)
__________________________
(1)The $106 loss, reclassified from Accumulated other comprehensive income (loss) for Pension and other post-retirement benefit adjustments primarily relates to the $130 settlement loss, net of $27 tax, recognized as a result of the group annuity purchase in March 2022. Refer to Note 7 for additional information. All other reclassifications from Accumulated other comprehensive income (loss) were immaterial for the three months ended March 31, 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2022	2021
Decrease (increase) in operating assets:
Trade and other receivables	$(21)	$228
Inventories, stockpiles and ore on leach pads	(44)	(97)
Other assets	(3)	(38)
Increase (decrease) in operating liabilities:
Accounts payable	(46)	(86)
Reclamation and remediation liabilities	(38)	(21)
Other accrued liabilities	(313)	(311)
	$(465)	$(325)
NOTE 17     COMMITMENTS AND CONTINGENCIES
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the South America reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Africa reportable segment. The CC&V matter and the Mexico tax matter relates to the North America reportable segment.
Environmental Matters
Refer to Note 5 for further information regarding reclamation and remediation. Details about certain significant matters are discussed below.
Minera Yanacocha S.R.L. - 95% Newmont Owned
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
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the MINEM. The Company did not receive a response or comments to this submission until April 2021 and is now in the process of updating its compliance achievement plan to address these comments. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment ("EIA") modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. Consequently, part of the Company response to MINEM will include a request for an extension of time for coming into full compliance with the new regulations. In the event that MINEM does not grant Yanacocha an extension of the previously authorized timeline for, and agree to, the updated compliance achievement plan, fines and penalties relating to noncompliance may result beyond January 2024.
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements except as further described below related to recent significant rainfall. The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, the Company’s asset retirement obligation at December 31, 2021 included updates primarily to the expected construction of two water treatment plants, a related increase in the annual operating costs over the extended closure period, and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). However, these and other additional risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, a comprehensive review of our tailings storage facility management, review of Yanacocha’s water balance and storm water management system, and review of post-closure management costs. The ongoing studies, which are expected to be progressed in 2022, are intended to evaluate and further understand these risks and determine what, if any, additional modification may be required to the reclamation plan, therefore, the Company is currently unable to reasonably estimate the impacts these risks, if realized, may have on the reclamation obligation as of March 31, 2022.
Yanacocha has been experiencing heavy rainfall in 2022, above average historical levels, resulting in significant water balance stress and requiring active water management. Yanacocha has been in communication with Organismo Evaluación y Fiscalización Ambiental (“OEFA”), under MINAM, and local government regarding the emergency measures undertaken and contingency planning. To the extent that inflow rates exceed capacity of existing water infrastructure and excess water system, or alternate excess water discharge locations required are deemed a violation of existing permits, it could result in fines and penalties for unauthorized discharge. Such fines and penalties, if ultimately assessed, are currently unknown and otherwise cannot be reasonably estimated at this time. Extended periods of rainfall beyond historical or planned levels may also result in stress on tailings storage facilities, delays to planned study work, increased cost related to water infrastructure adjustments and potential negative impacts to permitting and operations.
In March 2022, Sumitomo exercised its option to require Yanacocha to repurchase its 5% interest, which is expected to close in the second quarter of 2022. Upon close, the Company will hold 100% ownership interest in Yanacocha. Refer to Note 1 for further information.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets with interest on the Consolidated Balance Sheets for all periods presented. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA completed their assessment and approval of the WTP design in 2021 and Newmont has selected contractors for the construction of the new water treatment plant and effluent pipeline. Construction of the effluent pipeline began in 2021, and construction of the new WTP will begin this year.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed in accordance with the federal Uranium Mill Tailings Radiation Control Act, and associated Washington state regulations. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in the second quarter of 2018. The remaining closure activities will consist primarily of finalizing an Alternative Concentration Limit application submitted in 2020 to the Washington Department of Health to address groundwater issues, and also evaporating the remaining balance of process water at the site.
The remediation liability for the Midnite mine site and Dawn mill site is approximately $180 at March 31, 2022.
Other Legal Matters
Minera Yanacocha S.R.L. - 95% Newmont Owned
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
Conga Project Constitutional Claim. On October 18, 2012, Marco Antonio Arana Zegarra filed a constitutional claim against the Ministry of Energy and Mines and Yanacocha requesting the Court to order the suspension of the Conga project as well as to declare not applicable the October 27, 2010, directorial resolution approving the Conga project EIA. On October 23, 2012, a Cajamarca judge dismissed the claims based on formal grounds finding that: (i) plaintiffs had not exhausted previous administrative proceedings; (ii) the directorial resolution approving the Conga EIA is valid, and was not challenged when issued in the administrative proceedings; (iii) there was inadequate evidence to conclude that the Conga project is a threat to the constitutional right of living in an adequate environment; and (iv) the directorial resolution approving the Conga project EIA does not guarantee that the Conga project will proceed, so there was no imminent threat to be addressed by the Court. The plaintiffs appealed the dismissal of the case. The Civil Court of the Superior Court of Cajamarca confirmed the above mentioned resolution and the plaintiff presented an appeal. On March 13, 2015, the Constitutional Court published its ruling stating that the case should be sent back to the first court with an order to formally admit the case and start the judicial process in order to review the claim and the proofs presented by the plaintiff. Yanacocha has answered the claim. Neither the Company nor Yanacocha can reasonably predict the outcome of this litigation.
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
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC, and Kirkland. IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court heard in March 2022 and took under advisement. The Company intends to vigorously defend this matter, but cannot reasonably predict the outcome.
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
Newmont Ghana Gold Limited and Newmont Golden Ridge Limited - 100% Newmont Owned
On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”), filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana, the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament; NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and NGRL January 19, 2010 mining lease; ratified by Parliament on December 3, 2015. The writ alleges that any mineral exploitation prior to Parliamentary ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) a declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliamentary ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent; and (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.
Mexico Tax Matter
Tax Reassessment from Mexican Tax Authority. During 2016, the Mexican Tax Authority issued reassessment notices to several of Goldcorp, Inc.’s Mexican subsidiaries. Topics under dispute generally involve transfer pricing, deductibility of mine stripping costs, and gain recognized on certain asset sales. The Company has made significant progress in reaching resolution with the Mexican Tax Authority on these matters. In the second quarter of 2019, a number of issues were settled, resulting in a $96 payment, which was previously accrued in the financial statements. In the first quarter of 2020, further settlement was reached for an immaterial amount, with dialogue continuing in an effort to resolve the outstanding reassessment. Additionally, the Company continues to work through several audits in which observation letters have been received from the Mexican Tax Authority. During the fourth quarter of 2021, a framework to settle a number of years and matters was reached, resulting in a $76 payment, which was previously accrued in the financial statements. Full settlement of these years and matters is expected to be reached this year.
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
Deferred payments to Barrick of $123 and $124 as of March 31, 2022 and December 31, 2021, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been ranked as the mining and metal sector's top gold miner by the SAM S&P Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020.
We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana.
Refer to the “First Quarter 2022 Highlights”, “Results of Consolidated Operations”, “Liquidity and Capital Resources" and “Non-GAAP Financial Measures" for information about the continued impacts of the COVID-19 pandemic on the Company.
In February 2022, the Company completed the acquisition of Buenaventura's 43.65% noncontrolling interest in Minera Yanacocha S.R.L. ("Yanacocha") (the "Yanacocha Transaction") and sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"). Additionally, in March 2022, Sumitomo exercised its option to require Yanacocha to repurchase its 5% interest which is expected to close in the second quarter of 2022. Upon close, the Company will hold 100% ownership interest in Yanacocha. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details regarding these transactions.
We continue to focus on improving safety and efficiency at our operations, maintaining leading ESG practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended March 31,		Increase (decrease)
	2022	2021
Net income (loss) from continuing operations attributable to Newmont stockholders	$432	$538	$(106)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.54	$0.67	$(0.13)
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to lower gold sales volume, higher Costs applicable to sales, a non-cash pension settlement charge in 2022, loss on the sale of the La Zanja equity method investment in 2022 and higher reclamation and remediation charges partially offset by higher realized metal prices, unrealized gains on marketable and other equity securities in 2022 compared to unrealized losses in 2021 and lower income tax expense.

The details of our Sales are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$2,514	$2,482	$32	1%
Copper	99	52	47	90
Silver	156	168	(12)	(7)
Lead	44	44	—	—
Zinc	210	126	84	67
	$3,023	$2,872	$151	5%
The following analysis summarizes consolidated sales for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,502	$92	$148	$44	$206
Provisional pricing mark-to-market	23	9	3	1	22
Silver streaming amortization	—	—	19	—	—
Gross after provisional pricing and streaming impact	2,525	101	170	45	228
Treatment and refining charges	(11)	(2)	(14)	(1)	(18)
Net	$2,514	$99	$156	$44	$210
Consolidated ounces (thousands)/pounds (millions) sold	1,329	21	7,652	42	120
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,883	$4.51	$19.41	$1.06	$1.72
Provisional pricing mark-to-market	17	0.45	0.36	0.03	0.18
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,900	4.96	22.22	1.09	1.90
Treatment and refining charges	(8)	(0.12)	(1.86)	(0.03)	(0.15)
Net	$1,892	$4.84	$20.36	$1.06	$1.75
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,523	$48	$163	$59	$151
Provisional pricing mark-to-market	(28)	5	—	(13)	—
Silver streaming amortization	—	—	21	—	—
Gross after provisional pricing and streaming impact	2,495	53	184	46	151
Treatment and refining charges	(13)	(1)	(16)	(2)	(25)
Net	$2,482	$52	$168	$44	$126
Consolidated ounces (thousands)/pounds (millions) sold	1,417	12	8,531	50	119
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,780	$3.94	$19.15	$1.18	$1.27
Provisional pricing mark-to-market	(20)	0.36	0.05	(0.27)	—
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,760	4.30	21.64	0.91	1.27
Treatment and refining charges	(9)	(0.10)	(1.91)	(0.03)	(0.21)
Net	$1,751	$4.20	$19.73	$0.88	$1.06
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

The change in consolidated sales is due to:

	Three Months Ended March 31,
	2022 vs. 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(156)	$28	$(18)	$(8)	$2
Increase (decrease) in average realized price	186	20	4	7	75
Decrease (increase) in treatment and refining charges	2	(1)	2	1	7
	$32	$47	$(12)	$—	$84
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$1,184	$1,065	$119	11%
Copper	46	27	19	70
Silver	97	75	22	29
Lead	22	19	3	16
Zinc	86	61	25	41
	$1,435	$1,247	$188	15%
The increase in Costs applicable to sales for gold during the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to lower by-product credits and higher third party royalties, partially offset by lower sales volumes.
The increase in Costs applicable to sales for copper during the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to higher sales volumes, higher co-product allocation of costs at Boddington and higher shipping costs at Boddington.
The increases in Costs applicable to sales for silver and lead during the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to higher co-product allocation of costs at Peñasquito, partially offset by lower sales volumes.
The increase in Costs applicable to sales for zinc during the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to higher sales of zinc concentrate and higher royalties resulting from the higher realized zinc prices at Peñasquito.
For discussion regarding variations in operations, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$444	$456	$(12)	(3)%
Copper	8	4	4	100
Silver	44	41	3	7
Lead	10	10	—	—
Zinc	35	29	6	21
Other	6	13	(7)	(54)
	$547	$553	$(6)	(1)%
The decrease in Depreciation and amortization for gold during the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to lower sales volume at (i) Peñasquito as a result of lower ore grade milled and lower mill recovery and (ii) CC&V as a result of lower leach pad recoveries and lower ore milled due to the mill shut down and temporary idling in the current year.
The increase in Depreciation and amortization for copper during the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to higher co-product allocation of costs to copper at Boddington and higher sales volumes.
The increases in Depreciation and amortization for silver and zinc during the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to higher co-product allocation of costs at Peñasquito.
Depreciation and amortization for lead remained consistent during the three months ended March 31, 2022, compared to the same period in 2021.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Advanced projects, research and development expense increased by $13 during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased spend associated with full potential programs at various sites and early project study cost at Akyem.
Interest expense, net of capitalized interest decreased by $12 during the three months ended March 31, 2022 compared to the same period in 2021 as a result of the repayment of debt throughout 2021 and into early 2022.
Income and mining tax expense (benefit) was $214 and $235 during the three months ended March 31, 2022 and 2021, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the U.S. dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 8 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	March 31, 2022					March 31, 2021
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$152	16%		$25	(2)	$165	17%		$28	(2)
CC&V	(6)	—		—	(3)	17	6		1	(3)
Corporate & Other	(184)	23		(43)	(4)	(232)	8		(19)	(4)
Total US	(38)	47		(18)		(50)	(20)		10
Australia	292	35		103	(5)	217	36		79	(5)
Ghana	124	34		42		135	33		45
Suriname	71	27		19		80	28		22
Peru	2	50		1	(6)	(2)	100		(2)	(6)
Canada	(49)	2		(1)	(7)	90	14		13	(7)
Mexico	225	44		100	(8)	273	27		73	(8)
Argentina	(5)	340		(17)	(9)	(9)	122		(11)	(9)
Other Foreign	6	—		—		9	—		—
Rate adjustments	—	N/A		(15)	(10)	—	N/A		6	(10)
Consolidated	$628	34%	(11)	$214		$743	32%	(11)	$235
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.
(2)Includes deduction for percentage depletion of $(14) and $(14) and mining taxes net of associated federal benefit of $7 and $8, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $— and $(2), respectively.
(4)Includes valuation allowance of $6 and $25, respectively.
(5)Includes mining taxes net of associated federal benefit of $14 and $14 and tax impacts from the exposure to fluctuations in foreign currency of $(5) and $4, respectively.
(6)Includes mining taxes net of associated federal benefit of $1 and $— and valuation allowance of $(1) and $(1), respectively.
(7)Includes mining tax net of associated federal benefit of $1 and $4, valuation allowance of $— and $1, uncertain tax position reserve adjustment of $(3) and $1, and tax impacts from the exposure to fluctuations in foreign currency of $(1) and $2, respectively.
(8)Includes mining tax net of associated federal benefit of $15 and $14, valuation allowance of $— and $(2), uncertain tax position reserve adjustment of $(8) and $—, and tax impact from the exposure to fluctuations in foreign currency of $13 and $(19), respectively.

(9)Includes tax impacts from the exposure to fluctuations in foreign currency of $(18) and $(10), respectively.
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
Equity income (loss) of affiliates decreased by $11 during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to lower performance at the Pueblo Viejo mine. For the three months ended March 31, 2022 and 2021, earnings before income taxes, depreciation and amortization related to the Pueblo Viejo Mine (“Pueblo Viejo EBITDA”) was $80 and $117, respectively. Pueblo Viejo EBITDA is a non-GAAP financial measure. For further information regarding Pueblo Viejo EBITDA, refer to “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For further information regarding Equity income (loss) of affiliates, refer to Note 10 of the Condensed Consolidated Financial Statements.
Refer to the Notes of the Condensed Consolidated Financial Statements for explanations of other financial statement line items.
Results of Consolidated Operations
Newmont has developed GEO metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15
2021 GEO Price	$1,200	$2.75	$22.00	$0.90	$1.05
    Our mines continued to operate with robust controls, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate as a result of the COVID-19 pandemic. We have adopted a risk-based approach to business travel, are providing flexible and remote working plans for employees and are maintaining effective contact tracing procedures. For the three months ended March 31, 2022 and 2021, we incurred $17 and $22, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net, as a result of these and other actions taken to protect our employees and operations, and to support the local communities in which we operate, of which $17 and $21, respectively, are included in AISC, a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis. For further information regarding costs related to our response to the COVID-19 pandemic, refer to Note 6 of the Condensed Consolidated Financial Statements.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	309	413	$995	$736	$400	$349	$1,230	$957
South America	234	232	921	791	368	373	1,123	1,063
Australia	282	269	764	750	173	171	974	1,104
Africa	198	205	871	758	307	309	1,106	950
Nevada	288	303	899	745	436	417	1,086	868
Total/Weighted-Average (4)	1,311	1,422	$890	$752	$339	$331	$1,156	$1,039
Attributable to Newmont	1,275	1,364

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	299	285	$695	$518	$299	$268	$954	$763
Australia (6)	51	32	833	935	145	150	976	1,404
Total/Weighted-Average (4)	350	317	$717	$555	$275	$257	$997	$819

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	69	91
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.

(3)For the three months ended March 31, 2022, AISC include incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net of $6, $7, $3, and $1 at North America, South America, Australia, and Africa, respectively. For the three months ended March 31, 2021, AISC include incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net of $7 , $12, $1 and $1 at North America, South America, Australia, and Africa, respectively.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended March 31, 2022, the Peñasquito mine in North America produced 8,080 thousand ounces of silver, 44 million pounds of lead and 114 million pounds of zinc. For the three months ended March 31, 2021, the Peñasquito mine in North America produced 8,162 thousand ounces of silver, 50 million pounds of lead and 111 million pounds of zinc.
(6)For the three months ended March 31, 2022 and 2021, the Boddington mine in Australia produced 19 million and 14 million pounds of copper, respectively.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three Months Ended March 31, 2022 compared to 2021
Consolidated gold production decreased 8% primarily due to lower mill throughput, lower ore grades milled, and a build-up of in-circuit inventory compared to a drawdown in the prior year. Consolidated gold equivalent ounces – other metals production increased 10% primarily due to higher ore grade milled.
Costs applicable to sales per consolidated gold ounce increased 18% primarily due to lower gold ounces sold and lower by-product credits. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 29% primarily due to higher co-product allocation of costs to other metals at Peñasquito in North America.
Depreciation and amortization per consolidated gold ounce increased 2% primarily due to lower gold ounces sold. Depreciation and amortization per consolidated gold equivalent ounce – other metals increased 7% primarily due to higher co-product allocation of costs to gold equivalent ounces, partially offset by higher gold equivalent ounces - other metals sold at Boddington in Australia.
All-in sustaining costs per consolidated gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 22% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals.
North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	35	61	$1,426	$1,089	$448	$317	$1,676	$1,286
Musselwhite	32	36	1,355	1,010	505	517	1,642	1,305
Porcupine	59	75	1,095	894	372	326	1,296	1,104
Éléonore	46	63	1,249	873	572	529	1,557	1,226
Peñasquito	137	178	651	471	292	254	843	632
Total/Weighted-Average (4)	309	413	$995	$736	$400	$349	$1,230	$957

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (5)	299	285	$695	$518	$299	$268	$951	$763
Total/Weighted-Average (4)	299	285	$695	$518	$299	$268	$954	$763
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)For the three months ended March 31, 2022 and 2021, All-in sustaining costs include $6 and $7, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended March 31, 2022, Peñasquito produced 8,080 thousand ounces of silver, 44 million pounds of lead and 114 million pounds of zinc. For the three months ended March 31, 2021, Peñasquito produced 8,162 thousand ounces of silver, 50 million pounds of lead and 111 million pounds of zinc.
Three Months Ended March 31, 2022 compared to 2021
CC&V, USA. Gold production decreased 43% primarily due to lower leach pad recoveries and lower ore milled due to the mill shut down and temporary idling in the current year. Costs applicable to sales per gold ounce increased 31% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 41% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 30% primarily due to higher costs applicable to sales per gold ounce and higher reclamation costs, partially offset by lower sustaining capital spend.
Musselwhite, Canada. Gold production decreased 11% primarily due to labor shortages as a result of COVID-19, partially offset by higher ore grades milled. Costs applicable to sales per gold ounce increased 34% primarily driven by lower gold ounces sold. Depreciation and amortization per gold ounce decreased 2% primarily due to lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 26% primarily due to higher costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production decreased 21% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 14% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 17% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower advanced project spend.
Éléonore, Canada. Gold production decreased 27% primarily due to lower ore grade milled and a build-up of in-circuit inventory compared to a drawdown in the prior year. Costs applicable to sales per gold ounce increased 43% primarily due to lower gold ounces sold and higher underground maintenance costs. Depreciation and amortization per gold ounce increased 8% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 27% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Peñasquito, Mexico. Gold production decreased 23% primarily due to lower ore grade milled and lower mill recovery. Gold equivalent ounces – other metals production increased 5% primarily due to higher mill throughput. Costs applicable to sales per gold ounce increased 38% primarily due to lower gold ounces sold, partially offset by lower co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals increased 34% primarily due to higher co-product allocation of costs to gold equivalent ounces. Depreciation and amortization per gold ounce increased 15% primarily due to lower gold ounces sold, partially offset by lower co-product allocation of costs to gold. Depreciation and amortization per gold equivalent ounce – other metals increased 12% primarily due to higher co-product allocation of costs to other metals. All-in sustaining costs per gold ounce increased 33% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 25% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend, partially offset by lower treatment and refining costs.
South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	65	62	$985	$818	$366	$452	$1,163	$1,215
Merian	101	114	845	748	214	234	991	864
Cerro Negro	68	56	974	856	600	564	1,252	1,263
Total / Weighted Average (4)	234	232	$921	$791	$368	$373	$1,123	$1,063
Yanacocha (5% and 48.65%, respectively)	(11)	(30)
Merian (25%)	(25)	(28)
Attributable to Newmont	198	174

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	69	91
___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)For the three months ended March 31, 2022 and 2021, All-in sustaining costs include $7 and $12, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three Months Ended March 31, 2022 compared to 2021
Yanacocha, Peru. Gold production increased 5% primarily due to higher leach pad production in the current year. Costs applicable to sales per gold ounce increased 20% primarily due to lower by-product credits, partially offset by lower direct operating costs as the mill has been shut down since February 2021, and lower worker participation costs. Depreciation and amortization per gold ounce decreased 19% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 4% primarily due to lower reclamation costs, lower COVID-19 costs and lower advanced projects and exploration spend, partially offset by higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Merian, Suriname. Gold production decreased 11% primarily due to lower mill throughput and a drawdown of in-circuit inventory, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 13% primarily due to higher direct operating costs. Depreciation and amortization per gold ounce decreased 9% primarily due to lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 21% primarily due to higher ore grade milled, partially offset by lower ore recovery. Costs applicable to sales per gold ounce increased 14% primarily due to higher direct operating costs as a result of higher waste mined as a result of mine sequencing and lower by-product credits, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 6% primarily due to higher mineral interest amortization. All-in sustaining costs per gold ounce decreased 1% primarily due to higher gold ounces sold and lower COVID-19 costs, partially offset by higher costs applicable to sales.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 24% primarily due to lower ore grade milled, partially offset by higher mill throughput. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	182	152	$816	$899	$142	$142	$931	$1,330
Tanami	100	117	661	570	221	193	1,012	796
Total/Weighted-Average (4)	282	269	$764	$750	$173	$171	$974	$1,104

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	51	32	$833	$935	$145	$150	$959	$1,404
Total/Weighted-Average (4)	51	32	$833	$935	$145	$150	$976	$1,404
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)For the three months ended March 31, 2022 and 2021, All-in sustaining costs include $3 and $1, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended March 31, 2022 and 2021, Boddington produced 19 million and 14 million pounds of copper, respectively.
Three Months Ended March 31, 2022 compared to 2021
Boddington, Australia. Gold production increased 20% primarily due to higher ore grade milled, partially offset by lower mill throughput. Gold equivalent ounces – other metals production increased 59% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 9% primarily due to higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher mill maintenance costs, higher diesel costs and higher shipping costs. Costs applicable to sales per gold equivalent ounce – other metals decreased 11% primarily due to higher gold equivalent ounces - other metals sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher co-product allocation of costs to copper and higher shipping costs. Depreciation and amortization per gold ounce was in line with the prior year. Depreciation and amortization per gold equivalent ounce – other metals decreased 3% primarily due to higher gold equivalent ounces - other metals sold, partially offset by higher co-product allocation of costs to copper. All-in sustaining costs per gold ounce decreased 30% primarily due to lower sustaining capital spend and lower costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals decreased 32% primarily due to lower sustaining capital spend and lower costs applicable to sales per gold equivalent ounces - other metals.
Tanami, Australia. Gold production decreased 15% primarily due to lower mill throughput. Costs applicable to sales per gold ounce increased 16% primarily due to lower gold ounces sold, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 15% primarily due lower gold ounces sold and asset additions. All-in sustaining costs per gold ounce increased 27% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)(3)
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	107	102	$985	$882	$290	$312	$1,223	$1,094
Akyem	91	103	737	634	327	305	942	788
Total / Weighted Average (4)	198	205	$871	$758	$307	$309	$1,106	$950
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)For the three months ended March 31, 2022 and 2021, All-in sustaining costs include $1 and $1, respectively, in incremental direct costs related to our response to the COVID-19 pandemic, recorded in Other expense, net.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three Months Ended March 31, 2022 compared to 2021
Ahafo, Ghana. Gold production increased 5% primarily due to higher mill throughput, partially offset by a build-up of in-circuit inventory compared to a draw-down in the prior year. Costs applicable to sales per gold ounce increased 12% primarily due higher power and diesel costs, higher royalty payments and an unfavorable strip ratio as a result of mine sequencing, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 7% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 12% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Akyem, Ghana. Gold production decreased 12% primarily due to lower ore grade milled and lower recovery, partially offset by higher mill throughput and a higher drawdown of in-circuit inventory. Costs applicable to sales per gold ounce increased 16% primarily due to lower gold ounces sold, higher contracted service costs, and higher power and diesel costs, partially offset by lower royalty payments. Depreciation and amortization per gold ounce increased 7% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	288	303	$899	$745	$436	$417	$1,086	$868
Total/Weighted-Average (3)	288	303	$899	$745	$436	$417	$1,086	$868
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See “Non-GAAP Financial Measures” within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three Months Ended March 31, 2022 compared to 2021
Nevada Gold Mines. Attributable gold production decreased 5% primarily due to lower mill throughput at Turquoise Ridge, lower leach pad recoveries at Long Canyon and the sale of the Lone Tree property at Phoenix, partially offset by higher leach pad recoveries at Cortez.
Costs applicable to sales per gold ounce increased 21% primarily due to lower gold ounces sold and lower by-product credits at Phoenix, lower gold ounces sold and a drawdown of inventory at Turquoise Ridge and Long Canyon and lower ounces sold at Carlin.
Depreciation and amortization per gold ounce increased 5% primarily due to lower gold ounces sold and a drawdown of inventory at Long Canyon and lower gold ounces sold at Turquoise Ridge.
All-in sustaining costs per gold ounce increased 25% primarily due to higher costs applicable to sales per gold ounce at all NGM sites, as well as higher sustaining capital spend at Turquoise Ridge, Phoenix and Carlin.

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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol, the Surinamese dollar and the Ghanaian cedi. Approximately 48% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended March 31, 2022, respectively, as follows:

Three Months Ended March 31, 2022
Australian Dollar	18%
Canadian Dollar	13%
Mexican Peso	11%
Argentine Peso	3%
Peruvian Sol	2%
Surinamese Dollar	1%
Ghanaian Cedi	—%
Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $20 during the three months ended March 31, 2022, compared to the same period in 2021, primarily in Australia, Argentina and Suriname.
Our Cerro Negro mine, located in Argentina, is a U.S. dollar functional currency entity. Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert U.S. dollar proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to pay principal portions of intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our financial statements.

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
The COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. Depending on the duration and extent of the impact of the COVID-19 pandemic, sites could be placed into care and maintenance; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of March 31, 2022, we believe our available liquidity allows us to manage the near-term impacts of the COVID-19 pandemic on our business.
At March 31, 2022, the Company had $4,272 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds at times, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than one dollar. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At March 31, 2022, $1,437 of Cash and cash equivalents, was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. Cash and cash equivalents denominated in Argentine Peso are subject to regulatory restrictions. See Foreign Currency Exchange Rates above for further information. At March 31, 2022, $1,105 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends, complete our stock repurchase program and meet other liquidity requirements for the foreseeable future. At March 31, 2022, our borrowing capacity on our revolving credit facility was $3,000, and we had no borrowings outstanding under the revolving credit facility. We continue to remain compliant with covenants, and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.
Our financial position was as follows:

	At March 31, 2022	At December 31, 2021
Debt	$5,566	$5,652
Lease and other financing obligations	644	650
Less: Cash and cash equivalents	(4,272)	(4,992)
Net debt	$1,938	$1,310
Borrowing capacity on revolving credit facility	$3,000	$3,000
Total liquidity (1)	$7,272	$7,992
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $689 during the three months ended March 31, 2022, a decrease in cash provided of $152 from the three months ended March 31, 2021, primarily due to an increase in receivables related to timing, partially offset by higher average realized metal prices.
Net cash provided by (used in) investing activities was $(519) during the three months ended March 31, 2022, an increase in cash used of $169 from the three months ended March 31, 2021, primarily due to the proceeds received from the sale of TMAC in 2021, the payment to Buenaventura relating to the sale of the La Zanja equity method investment in 2022, and higher capital expenditures and contributions to equity method investees in 2022.
Net cash provided by (used in) financing activities was $(895) during the three months ended March 31, 2022, an increase in cash used of $384 from the three months ended March 31, 2021, primarily due to the acquisition of noncontrolling interest in Yanacocha and redemption of the 2023 Goldcorp Senior Notes in 2022.
Capital Resources
In April 2022, the Board declared a dividend of $0.55 per share on first quarter of 2022 earnings, determined under the dividend framework established and approved by the Board in 2020 to share incremental free cash flow with shareholders at higher gold prices. The framework returns 40 to 60 percent of incremental attributable free cash flow to shareholders that is generated above a $1,200 per ounce gold price. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
In February 2022, the Company announced that the Board of Directors authorized the extension of the stock repurchase program for up to $1 billion of common stock to be repurchased to December 31, 2022, of which $475 remains available. No share repurchases occurred during the three months ended March 31, 2022.

Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. For example, total development capital spend on the Ahafo North project, which received full funding approval from the Board of Directors in July 2021, is expected to range from $750 to $850, which we expect to fund from existing liquidity and future operating cash flows. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations, where these projects will enhance production or reserves, are considered non-sustaining or development capital. In addition, the Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure it executes on its capital priorities and provides long term value to shareholders. The Company’s decision to reprioritize, sell or abandon a development project, which may include returning mining concessions to host governments, could result in a future impairment charge.
Additionally, in 2020 we announced climate targets to reduce GHG emissions and plans to significantly invest in climate change initiatives in support of this goal, which may be capital in nature. For additional information, refer to Part II, Item 7, "Liquidity and Capital Resources" of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. For risks related to climate-related capital expenditures, see Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
For the three months ended March 31, 2022 and 2021, we had Additions to property, plant and mine development as follows:

	2022			2021
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$30	$66	$96	$4	$73	$77
South America	68	27	95	22	23	45
Australia	60	46	106	59	88	147
Africa	43	31	74	14	25	39
Nevada	20	46	66	11	31	42
Corporate and other	5	4	9	1	3	4
Accrual basis	$226	$220	$446	$111	$243	$354
Decrease (increase) in non-cash adjustments			(9)			45
Cash basis			$437			$399
    For the three months ended March 31, 2022, development capital projects primarily included Pamour in North America; Yanacocha Sulfides and Cerro Negro expansion projects in South America; Tanami Expansion 2 in Australia; Ahafo North in Africa; and Goldrush Complex in NGM. Development capital costs (excluding capitalized interest) on our Ahafo North project since approval were $95, of which $28 related to the first quarter of 2022. Development capital costs (excluding capitalized interest) on our Tanami Expansion 2 project since approval were $333, of which $49 related to the first quarter of 2022.
For the three months ended March 31, 2021, development capital projects primarily included Pamour in North America; Yanacocha Sulfides, Quecher Main and Cerro Negro expansion projects in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex and Turquoise Ridge 3rd shaft in Nevada.
Sustaining capital includes capital expenditures such as underground and surface mine development, tailings facility construction, mining equipment, capitalized component purchases and water treatment plant construction. Additionally, for the three months ended March 31, 2021, sustaining capital included capital expenditures related to the Autonomous Haulage System in Australia.
Refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Non-GAAP Financial Measures All-In Sustaining Costs for further information.
Debt
Debt and Corporate Revolving Credit Facilities. There were no material changes to our debt and corporate revolving credit facilities since December 31, 2021, except as noted in Note 13 of the Condensed Consolidated Financial Statements.
Refer to Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2021, for information regarding our debt and corporate revolving credit facilities.
Debt Covenants. There were no material changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding our debt covenants. At March 31, 2022, we were in compliance with all existing debt covenants and provisions related to potential defaults.

Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the “Obligor Group”). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $182 and $(209) at March 31, 2022 and December 31, 2021, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.

Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM and 95% interest in Yanacocha. For further information regarding these and our other operations, refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at March 31, 2022 and December 31, 2021.

	Obligor Group		Newmont USA
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Current intercompany assets	$13,040	$12,959	$5,408	$5,450
Non-current intercompany assets	$561	$2,301	$547	$448
Current intercompany liabilities	$11,432	$11,052	$1,911	$1,963
Current external debt	$—	$—	$—	$—
Non-current external debt	$5,560	$5,558	$—	$—
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
At March 31, 2022, Newmont USA had approximately $5,560 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at March 31, 2022, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At March 31, 2022, (i) Newmont’s total consolidated indebtedness was approximately $6,210, none of which was secured (other than $644 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $5,504 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 13 of the Condensed Consolidated Financial Statements.

Contractual Obligations
As of March 31, 2022, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2021, except in regards to the reduction of employee-related benefit obligations resulting from the pension annuitization as noted in Note 7 of the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding our contractual obligations.
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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings “Environmental” and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2021, filed February 24, 2022 on Form 10-K.
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For additional information on the Company’s reclamation and remediation liabilities, refer to Notes 5 and 17 of the Condensed Consolidated Financial Statements.
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
Earnings before interest, taxes, depreciation and amortization and Adjusted earnings before interest, taxes, depreciation and amortization
Management uses EBITDA and Adjusted EBITDA as non-GAAP measures to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, net income (loss), operating income (loss), or cash flow from operations as those terms are defined by GAAP, and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to Newmont stockholders	$448	$559
Net income (loss) attributable to noncontrolling interests	21	20
Net (income) loss from discontinued operations	(16)	(21)
Equity loss (income) of affiliates	(39)	(50)
Income and mining tax expense (benefit)	214	235
Depreciation and amortization	547	553
Interest expense, net of capitalized interest	62	74
EBITDA	$1,237	$1,370
Adjustments:
Pension settlement (1)	130	—
Change in fair value of investments (2)	(39)	110
(Gain) loss on asset and investment sales (2)	35	(43)
Reclamation and remediation charges (4)	13	10
Settlement costs (5)	13	3
Restructuring and severance (6)	1	5
Impairment of long-lived and other assets (7)	—	1
COVID-19 specific costs (8)	—	1
Adjusted EBITDA (9)	$1,390	$1,457
____________________________
(1)Pension settlement, included in Other income (loss), net, represent pension settlement charges in 2022 related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(2)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities. For further information regarding our investments, refer to Note 10 of the Condensed Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents the loss recognized on the sale of the La Zanja equity method investment in 2022 and a gain on the sale of TMAC in 2021. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(4)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 of the Condensed Consolidated Financial Statement for further information.
(5)Settlement costs, included in Other expense, net, are primarily comprised of a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022.
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
(9)Adjusted EBITDA has not been adjusted for $17 and $21 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites for the three months ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31,
	2022	2021
Equity income (loss) of affiliates	$39	$50
Equity (income) loss of affiliates, excluding Pueblo Viejo (1)	(4)	—
Equity income (loss) of affiliates, Pueblo Viejo (1)	35	50
Reconciliation of Pueblo Viejo on attributable basis:
Income and mining tax expense (benefit)	26	47
Depreciation and amortization	19	20
Pueblo Viejo EBITDA	$80	$117
____________________________
(1)Refer to Note 10 of the Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31, 2022
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$448	$0.56	$0.56
Net loss (income) attributable to Newmont stockholders from discontinued operations	(16)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	432	0.54	0.54
Pension settlement (2)	130	0.16	0.16
Change in fair value of investments (3)	(39)	(0.05)	(0.05)
(Gain) loss on asset and investment sales (4)	35	0.04	0.04
Reclamation and remediation charges (5)	13	0.02	0.02
Settlement costs (6)	13	0.02	0.02
Restructuring and severance (7)	1	—	—
Tax effect of adjustments (8)	(37)	(0.05)	(0.05)
Valuation allowance and other tax adjustments (9)	(2)	0.01	0.01
Adjusted net income (loss)	$546	$0.69	$0.69

Weighted average common shares (millions): (10)		793	794
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Pension settlement, included in Other income (loss), net, represent pension settlement charges in 2022 related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(3)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For further information regarding our investments, refer to Note 10 of the Condensed Consolidated Financial Statements.
(4)(Gain) loss on asset and investment sales, included in Other income (loss), net,, primarily represents the loss recognized on the sale of the La Zanja equity method investment. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(5)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 of the Condensed Consolidated Financial Statement for further information.
(6)Settlement costs, included in Other expense, net, primarily are comprised of legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine.
(7)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company.

(8)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (7), as described above, and are calculated using the applicable regional tax rate.
(9)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three months ended March 31, 2022 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $12, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(3), net reductions to the reserve for uncertain tax positions of $(12), and other tax adjustments of $1.
(10)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended March 31, 2021
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$559	$0.70	$0.70
Net loss (income) attributable to Newmont stockholders from discontinued operations	(21)	(0.03)	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations	538	0.67	0.67
Change in fair value of investments (2)	110	0.14	0.14
Gain (loss) on asset and investment sales (3)	(43)	(0.05)	(0.05)
Reclamation and remediation charges (4)	10	0.01	0.01
Restructuring and severance, net (5)	4	—	—
Settlement costs (6)	3	—	—
COVID-19 specific costs (7)	1	—	—
Impairment of long-lived and other assets (8)	1	—	—
Tax effect of adjustments (9)	(19)	(0.02)	(0.02)
Valuation allowance and other tax adjustments, net (10)	(11)	(0.01)	(0.01)
Adjusted net income (loss)	$594	$0.74	$0.74

Weighted average common shares (millions): (11)		801	802
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses on marketable and other equity securities and our investment instruments. For further information regarding our investments, refer to Note 10 of the Condensed Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents a gain on the sale of TMAC. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(4)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 of the Condensed Consolidated Financial Statements for further information.
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
(7)COVID-19 specific costs, included in Other expense, net, primarily includes amounts distributed from the Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $21 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information.
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
(11)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with GAAP.

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

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$694	$841
Less: Net cash used in (provided by) operating activities of discontinued operations	(5)	—
Net cash provided by (used in) operating activities of continuing operations	689	841
Less: Additions to property, plant and mine development	(437)	(399)
Free Cash Flow	$252	$442

Net cash provided by (used in) investing activities (1)	$(519)	$(350)
Net cash provided by (used in) financing activities	$(895)	$(511)
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per ounce

	Three Months Ended March 31,
	2022	2021
Costs applicable to sales (1)(2)	$1,184	$1,065
Gold sold (thousand ounces)	1,329	1,417
Costs applicable to sales per ounce (3)	$890	$752
____________________________
(1)Includes by-product credits of $27 and $55 during the three months ended March 31, 2022 and 2021, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended March 31,
	2022	2021
Costs applicable to sales (1)(2)	$251	$182
Gold equivalent ounces - other metals (thousand ounces) (3)	350	327
Costs applicable to sales per ounce (4)	$717	$555
____________________________
(1)Includes by-product credits of $2 and $1 during the three months ended March 31, 2022 and 2021, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022 and Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021.
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
All-in sustaining cost amounts are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently as a result of differences in the underlying accounting principles, policies applied and in accounting frameworks such as in IFRS, or by reflecting the benefit from selling non-gold metals as a reduction to AISC. Differences may also arise related to definitional differences of sustaining versus development (i.e. non-sustaining) activities based upon each company’s internal policies.
The following disclosure provides information regarding the adjustments made in determining the all-in sustaining costs measure:
Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from CAS, such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Condensed Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Condensed Consolidated Statements of Operations less the amount of CAS attributable to the production of other metals. The other metals' CAS at those mine sites is disclosed in Note 3 of the Condensed Consolidated Financial Statements. The allocation of CAS between gold and other metals is based upon the relative sales value of gold and other metals produced during the period.

Reclamation costs. Includes accretion expense related to reclamation liabilities and the amortization of the related ARC for the Company’s operating properties. Accretion related to the reclamation liabilities and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current reserves are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Condensed Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals. We also allocate these costs incurred at the Other North America, Other Australia and Corporate and Other locations using the proportion of CAS between gold and other metals.
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

Three Months Ended March 31, 2022	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)
Gold
CC&V	$52	$3	$1	$—	$1	$—	$4	$61	36	$1,676
Musselwhite	43	2	1	—	1	—	6	53	32	1,642
Porcupine	66	1	2	—	—	—	9	78	60	1,296
Éléonore	62	2	—	—	1	—	12	77	50	1,557
Peñasquito	87	2	1	—	1	7	14	112	134	843
Other North America	—	—	—	1	1	—	—	2	—	—
North America	310	10	5	1	5	7	45	383	312	1,230

Yanacocha	67	4	—	—	3	—	5	79	68	1,163
Merian	87	2	1	—	1	—	11	102	103	991
Cerro Negro	63	1	—	—	6	—	11	81	64	1,252
Other South America	—	—	—	3	—	—	—	3	—	—
South America	217	7	1	3	10	—	27	265	235	1,123

Boddington	162	5	1	—	—	3	13	184	198	931
Tanami	65	—	3	—	3	—	29	100	99	1,012
Other Australia	—	—	—	2	—	—	3	5	—	—
Australia	227	5	4	2	3	3	45	289	297	974

Ahafo	106	2	1	—	1	—	22	132	108	1,223
Akyem	67	7	1	—	—	—	10	85	90	942
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	173	9	2	2	1	—	32	219	198	1,106

Nevada Gold Mines	257	1	3	3	—	1	46	311	287	1,086
Nevada	257	1	3	3	—	1	46	311	287	1,086

Corporate and Other	—	—	23	43	(1)	—	4	69	—	—
Total Gold	$1,184	$32	$38	$54	$18	$11	$199	$1,536	1,329	$1,156

Gold equivalent ounces - other metals (11)
Peñasquito	$205	$5	$2	$—	$3	$33	$33	$281	295	$951
Other North America	—	—	—	1	—	—	—	1	—	—
North America	205	5	2	1	3	33	33	282	295	954

Boddington	46	1	—	—	—	2	4	53	55	959
Other Australia	—	—	—	—	—	—	1	1	—	—
Australia	46	1	—	—	—	2	5	54	55	976

Corporate and Other	—	—	5	9	—	—	—	14	—	—
Total Gold Equivalent Ounces	$251	$6	$7	$10	$3	$35	$38	$350	350	$997

Consolidated	$1,435	$38	$45	$64	$21	$46	$237	$1,886
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $29 and excludes co-product revenues of $509.
(3)Includes stockpile and leach pad inventory adjustments of $5 at CC&V, $3 at Merian and $1 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $16 and $22, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $28 and $17, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at Porcupine, $2 at Peñasquito, $1 at Yanacocha, $2 at Merian, $3 at Cerro Negro, $9 at Other South America, $3 at Tanami, $3 at Other Australia, $3 at Ahafo, $3 at Akyem, $3 at NGM

and $4 at Corporate and Other, totaling $37 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $6 for North America, $7 for South America, $3 for Australia and $1 for Africa, totaling $17.
(7)Other expense, net is adjusted for settlement costs of $13 and restructuring and severance costs of $1.
(8)Includes sustaining capital expenditures of $66 for North America, $27 for South America, $46 for Australia, $31 for Africa, $46 for Nevada, and $4 for Corporate and Other, totaling $220 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $217. See “Liquidity and Capital Resources” within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(9)Includes finance lease payments for sustaining projects of $17.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.

Three Months Ended March 31, 2021	Costs Applicable to Sales(1)(2)(3)	Reclamation Costs(4)	Advanced Projects, Research and Development and Exploration(5)	General and Administrative	Other Expense, Net(6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz.(10)
Gold
CC&V	$61	$2	$—	$—	$—	$—	$9	$72	56	$1,286
Musselwhite	39	—	2	—	—	—	9	50	39	1,305
Porcupine	66	1	4	—	—	—	9	80	74	1,104
Éléonore	53	1	1	—	2	—	18	75	61	1,226
Peñasquito	89	2	1	—	3	10	16	121	190	632
Other North America	—	—	1	2	—	—	—	3	—	—
North America	308	6	9	2	5	10	61	401	420	957

Yanacocha	50	12	2	—	8	—	2	74	61	1,215
Merian	81	1	—	—	1	—	10	93	108	864
Cerro Negro	40	1	1	—	6	—	11	59	47	1,263
Other South America	—	—	—	2	1	—	—	3	—	—
South America	171	14	3	2	16	—	23	229	216	1,063

Boddington	131	3	2	—	—	3	56	195	146	1,330
Tanami	70	—	1	—	1	—	25	97	122	796
Other Australia	—	—	—	3	—	—	1	4	—	—
Australia	201	3	3	3	1	3	82	296	268	1,104

Ahafo	92	2	2	—	1	—	17	114	104	1,094
Akyem	66	8	—	—	—	—	8	82	104	788
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	158	10	2	2	1	—	25	198	208	950

Nevada Gold Mines	227	2	2	3	—	—	31	265	305	868
Nevada	227	2	2	3	—	—	31	265	305	868

Corporate and Other	—	—	25	53	2	—	3	83	—	—
Total Gold	$1,065	$35	$44	$65	$25	$13	$225	$1,472	1,417	$1,039

Gold equivalent ounces - other metals (11)
Peñasquito	$155	$2	$—	$—	$4	$43	$23	$227	298	$763
Other North America	—	—	—	—	—	—	—	—	—	—
North America	155	2	—	—	4	43	23	227	298	763

Boddington	27	1	—	—	—	1	12	41	29	1,404
Other Australia	—	—	—	—	—	—	—	—	—	—
Australia	27	1	—	—	—	1	12	41	29	1,404

Corporate and Other	—	—	—	—	—	—	—	—	—	—
Total Gold Equivalent Ounces	$182	$3	$—	$—	$4	$44	$35	$268	327	$819

Consolidated	$1,247	$38	$44	$65	$29	$57	$260	$1,740
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

(5)Advanced projects, research and development and Exploration excludes development expenditures of $2 at CC&V, $1 at Porcupine, $1 at Éléonore,$1 at Yanacocha, $1 at Merian, $6 at Other South America, $2 at Tanami, $2 at Other Australia, $1 at Ahafo, $1 at Akyem and $4 at NGM, totaling $22 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
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
(8)Includes sustaining capital expenditures of $73 for North America, $23 for South America, $88 for Australia, $25 for Africa, $31 for Nevada, and $3 for Corporate and Other, totaling $243 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $156. See “Liquidity and Capital Resources” within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
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

Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Estimates included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 for additional information on our critical accounting policies and estimates.
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
•domestic and international conflicts, including, without limitation, in connection with Russia's invasion of Ukraine resulting in potential volatility in commodity prices and currencies and disruptions to banking and capital markets;
•our ability to obtain or maintain necessary financing; and
•other risks and hazards associated with mining operations.
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2021 as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets and goodwill. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding the sensitivity of our impairment analyses over long-lived assets and goodwill to changes in metal price.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2022 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,877 and $1,500 per ounce, respectively, a short-term and long-term copper price of $4.53 and $3.00 per pound, respectively, a short-term and long-term silver price of $24.01 and $20.00 per ounce, respectively, a short-term and long-term lead price of $1.06 and $1.05 per pound, respectively, a short-term and long-term zinc price of $1.70 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.72 and $0.77, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.79 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.05, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.01 and $0.01, respectively.
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
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which consist of fixed rates. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. See Note 9 to our Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
Foreign Currency
In addition to our operations in the U.S., we have significant operations and/or assets in Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. All of our operations sell their gold, copper, silver, lead and zinc production based on U.S. dollar metal prices. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins, cash flow and Costs applicable to sales per ounce/ pound to the extent costs are paid in local currency at foreign operations.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of March 31, 2022.

	Provisionally Priced Sales Subject to Final Pricing	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (1) (per ounce/pound)
Gold (ounces/thousands)	200	$1,943	$26	$1,942
Copper (pounds/millions)	32	$4.69	$11	$4.69
Silver (ounces/millions)	5	$24.83	$8	$24.92
Lead (pounds/millions)	24	$1.10	$2	$1.10
Zinc (pounds/millions)	79	$1.91	$10	$1.93
____________________________
(1)The closing settlement price as of March 31, 2022 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.

ITEM 4.       CONTROLS AND PROCEDURES.
During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 17 of the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs(2)
January 1, 2022 through January 31, 2022	—	$—	—	$475,022,834
February 1, 2022 through February 28, 2022	198,567	$67.58	—	$475,022,834
March 1, 2022 through March 31, 2022	326,336	$67.08	—	$475,022,834
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling — shares, 198,567 shares and 326,336 shares for the fiscal months of January, February and March 2022, respectively.
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
The health and safety of our people and our host communities is paramount. This is why Newmont continues to sustain robust controls at our operations and offices globally in response to the on-going COVID-19 pandemic.
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
ITEM 5.       OTHER INFORMATION.
None.
ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1	-	2022 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.2	-	2022 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.3	-	Form of Global 2022 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

22	-	Guarantor Subsidiary of Newmont Corporation, filed herewith.

31.1	-
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

NEWMONT CORPORATION
(Registrant)

Date: April 22, 2022	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 22, 2022	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)