Form 10-Q
period 2022-06-30
NEWMONT Corp /DE/
filed 2022-07-25
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
There were 793,680,485 shares of common stock outstanding on July 18, 2022.

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
____________________________
(1)See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(2)See Results of Consolidated Operations within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
SECOND QUARTER 2022 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Financial Results:
Sales	$3,058	$3,065	$6,081	$5,937
Gold	$2,722	$2,630	$5,236	$5,112
Copper	$76	$80	$175	$132
Silver	$140	$175	$296	$343
Lead	$28	$43	$72	$87
Zinc	$92	$137	$302	$263
Costs applicable to sales (1)	$1,708	$1,281	$3,143	$2,528
Gold	$1,381	$1,091	$2,565	$2,156
Copper	$49	$38	$95	$65
Silver	$155	$75	$252	$150
Lead	$29	$18	$51	$37
Zinc	$94	$59	$180	$120
Net income (loss) from continuing operations	$392	$651	$845	$1,209
Net income (loss)	$400	$661	$869	$1,240
Net income (loss) from continuing operations attributable to Newmont stockholders	$379	$640	$811	$1,178
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.48	$0.80	$1.02	$1.47
Net income (loss) attributable to Newmont stockholders	$0.49	$0.81	$1.05	$1.51
Adjusted net income (loss) (2)	$362	$670	$908	$1,264
Adjusted net income (loss) per share, diluted (2)	$0.46	$0.83	$1.14	$1.58
Earnings before interest, taxes and depreciation and amortization (2)	$1,024	$1,572	$2,261	$2,942
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$1,149	$1,591	$2,539	$3,048
Net cash provided by (used in) operating activities of continuing operations			$1,722	$1,834
Free Cash Flow (2)			$766	$1,020
Cash dividends paid per common share in the period ended June 30	$0.55	$0.55	$1.10	$1.10
Cash dividends declared per common share for the period ended June 30	$0.55	$0.55	$1.10	$1.10
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
SECOND QUARTER 2022 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,453	1,430	2,764	2,852
Sold	1,482	1,444	2,811	2,861
Attributable gold ounces (thousands):
Produced (1)	1,495	1,449	2,839	2,904
Sold (2)	1,455	1,383	2,746	2,744
Consolidated and attributable gold equivalent ounces - other metals (thousands) (3)
Produced	330	303	680	620
Sold	333	302	683	629
Consolidated and attributable - other metals:
Produced copper (million pounds)	24	19	43	33
Sold copper (million pounds)	25	19	46	31
Produced silver (thousand ounces)	7,733	7,428	15,813	15,590
Sold silver (thousand ounces)	8,066	7,615	15,718	16,146
Produced lead (million pounds)	35	44	79	94
Sold lead (million pounds)	35	42	77	92
Produced zinc (million pounds)	94	105	208	216
Sold zinc (million pounds)	85	102	205	221
Average realized price:
Gold (per ounce)	$1,836	$1,823	$1,863	$1,788
Copper (per pound)	$2.99	$4.37	$3.81	$4.30
Silver (per ounce)	$17.42	$23.00	$18.85	$21.27
Lead (per pound)	$0.80	$1.02	$0.94	$0.95
Zinc (per pound)	$1.08	$1.34	$1.47	$1.19
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$932	$755	$912	$754
Gold equivalent ounces - other metals (per ounce) (3)	$983	$629	$846	$590
All-in sustaining costs: (5)
Gold (per ounce)	$1,199	$1,035	$1,179	$1,037
Gold equivalent ounces - other metals (per ounce) (3)	$1,286	$886	$1,138	$851
____________________________
(1)Attributable gold ounces produced includes 70 and 78 thousand ounces for the three months ended June 30, 2022 and 2021, respectively, and 139 and 169 thousand ounces for the six months ended June 30, 2022 and 2021, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(3)For the definition of gold equivalent ounces see Results of Consolidated Operations within Part I, Item 2, Management's Discussion and Analysis.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.

Second Quarter 2022 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $379 or $0.48 per diluted share, a decrease of $261 from the prior-year quarter primarily due to higher Costs applicable to sales predominately resulting from impacts due to cost inflation from increased input commodity prices, notably fuel and energy costs, as well as $70 related to the profit-sharing agreement entered into by the Company during the second quarter of 2022 with the workforce at the Peñasquito mine related to 2021 site performance, and unrealized losses on marketable and other equity securities, partially offset by lower income tax expense.
•Adjusted net income: Reported Adjusted net income of $362 or $0.46 per diluted share, a decrease of $0.37 per diluted share from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Generated $1,149 in Adjusted EBITDA, a decrease of 28% from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $1,722, a decrease of 6% from the prior year, and free cash flow of $766 (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•ESG: Published 2nd annual climate report in May 2022 providing a view on how the Company understands and is addressing climate change; contributed $34 in July 2022 as part of the Company's strategic alliance with Caterpillar Inc. to develop and deliver electric autonomous mining systems to reduce emissions supporting Newmont’s climate change targets and ambition.
•Portfolio Updates: Acquired remaining 5% ownership interest in Yanacocha from Sumitomo, resulting in 100% ownership interest.
•Attributable production: Produced 1.5 million attributable ounces of gold and 330 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $4.3 billion of consolidated cash and $7.3 billion of liquidity; declared a dividend of $0.55 per share in July 2022.
Health & Safety Update
Our operations continue to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Refer to Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and Non-GAAP Financial Measures within Part I, Item 2, Management’s Discussion and Analysis of this report for additional information about the continued impacts of COVID-19 on our business and operations.
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

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales (Note 4)	$3,058	$3,065	$6,081	$5,937

Costs and expenses:
Costs applicable to sales (1)	1,708	1,281	3,143	2,528
Depreciation and amortization	559	561	1,106	1,114
Reclamation and remediation (Note 5)	49	57	110	103
Exploration	62	52	100	87
Advanced projects, research and development	45	37	89	68
General and administrative	73	64	137	129
Other expense, net (Note 6)	22	52	57	91
	2,518	2,104	4,742	4,120
Other income (expense):
Other income (loss), net (Note 7)	(75)	50	(184)	11
Interest expense, net of capitalized interest	(57)	(68)	(119)	(142)
	(132)	(18)	(303)	(131)
Income (loss) before income and mining tax and other items	408	943	1,036	1,686
Income and mining tax benefit (expense) (Note 8)	(33)	(341)	(247)	(576)
Equity income (loss) of affiliates	17	49	56	99
Net income (loss) from continuing operations	392	651	845	1,209
Net income (loss) from discontinued operations	8	10	24	31
Net income (loss)	400	661	869	1,240
Net loss (income) attributable to noncontrolling interests	(13)	(11)	(34)	(31)
Net income (loss) attributable to Newmont stockholders	$387	$650	$835	$1,209

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$379	$640	$811	$1,178
Discontinued operations	8	10	24	31
	$387	$650	$835	$1,209
Weighted average common shares (millions):
Basic	794	801	793	801
Effect of employee stock-based awards	1	2	2	1
Diluted	795	803	795	802

Net income (loss) attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.48	$0.80	$1.02	$1.47
Discontinued operations	0.01	0.01	0.03	0.04
	$0.49	$0.81	$1.05	$1.51
Diluted:
Continuing operations	$0.48	$0.80	$1.02	$1.47
Discontinued operations	0.01	0.01	0.03	0.04
	$0.49	$0.81	$1.05	$1.51
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$400	$661	$869	$1,240
Other comprehensive income (loss):
Change in marketable securities, net of tax of $—, $—, $—, and $— respectively	(1)	—	(2)	—
Foreign currency translation adjustments	2	(1)	1	1
Change in pension and other post-retirement benefits, net of tax of $—, $(1), $(32), and $(2) respectively	(1)	6	121	12
Change in fair value of cash flow hedge instruments, net of tax of $— and $(1), $—, and $(2) respectively	1	2	2	5
Other comprehensive income (loss)	1	7	122	18
Comprehensive income (loss)	$401	$668	$991	$1,258

Comprehensive income (loss) attributable to:
Newmont stockholders	$388	$657	$957	$1,227
Noncontrolling interests	13	11	34	31
	$401	$668	$991	$1,258
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$869	$1,240
Non-cash adjustments:
Depreciation and amortization	1,106	1,114
Net loss (income) from discontinued operations	(24)	(31)
Charges from pension settlement (Note 7)	130	—
Deferred income taxes	(111)	14
Reclamation and remediation	103	96
Change in fair value of investments (Note 7)	96	84
Stock-based compensation	40	38
Other non-cash adjustments	15	(130)
Net change in operating assets and liabilities (Note 16)	(502)	(591)
Net cash provided by (used in) operating activities of continuing operations	1,722	1,834
Net cash provided by (used in) operating activities of discontinued operations	15	2
Net cash provided by (used in) operating activities	1,737	1,836

Investing activities:
Additions to property, plant and mine development	(956)	(814)
Contributions to equity method investees	(91)	(72)
Payment relating to sale of La Zanja (Note 1)	(45)	—
Proceeds from asset and investment sales	41	85
Return of investment from equity method investees	39	18
Acquisitions, net	(15)	(328)
Purchases of investments	(8)	(16)
Other	1	—
Net cash provided by (used in) investing activities	(1,034)	(1,127)

Financing activities:
Dividends paid to common stockholders	(873)	(881)
Acquisition of noncontrolling interests (Note 1)	(348)	—
Distributions to noncontrolling interests	(103)	(97)
Repayment of debt (Note 13)	(89)	(550)
Funding from noncontrolling interests	56	48
Payments for withholding of employee taxes related to stock-based compensation	(36)	(29)
Payments on lease and other financing obligations	(34)	(36)
Repurchases of common stock	—	(134)
Other	10	13
Net cash provided by (used in) financing activities	(1,417)	(1,666)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	—
Net change in cash, cash equivalents and restricted cash	(723)	(957)
Cash, cash equivalents and restricted cash at beginning of period	5,093	5,648
Cash, cash equivalents and restricted cash at end of period	$4,370	$4,691

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,307	$4,583
Restricted cash included in Other current assets	—	1
Restricted cash included in Other non-current assets	63	107
Total cash, cash equivalents and restricted cash	$4,370	$4,691

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30, 2022	At December 31, 2021
ASSETS
Cash and cash equivalents	$4,307	$4,992
Trade receivables (Note 4)	364	337
Investments (Note 10)	51	82
Inventories (Note 11)	922	930
Stockpiles and ore on leach pads (Note 12)	752	857
Other current assets	511	498
Current assets	6,907	7,696
Property, plant and mine development, net	24,131	24,124
Investments (Note 10)	3,203	3,243
Stockpiles and ore on leach pads (Note 12)	1,788	1,775
Deferred income tax assets	209	269
Goodwill	2,771	2,771
Other non-current assets	681	686
Total assets	$39,690	$40,564

LIABILITIES
Accounts payable	$583	$518
Employee-related benefits	471	386
Income and mining taxes payable	178	384
Lease and other financing obligations	98	106
Debt (Note 13)	—	87
Other current liabilities (Note 14)	1,121	1,173
Current liabilities	2,451	2,654
Debt (Note 13)	5,568	5,565
Lease and other financing obligations	507	544
Reclamation and remediation liabilities (Note 5)	5,844	5,839
Deferred income tax liabilities	1,976	2,144
Employee-related benefits	371	439
Silver streaming agreement	868	910
Other non-current liabilities (Note 14)	506	608
Total liabilities	18,091	18,703

Contingently redeemable noncontrolling interest (Note 1)	—	48
Commitments and contingencies (Note 17)

EQUITY
Common stock	1,278	1,276
Treasury stock	(236)	(200)
Additional paid-in capital	17,334	17,981
Accumulated other comprehensive income (loss) (Note 15)	(11)	(133)
Retained earnings (accumulated deficit)	3,056	3,098
Newmont stockholders' equity	21,421	22,022
Noncontrolling interests	178	(209)
Total equity	21,599	21,813
Total liabilities and equity	$39,690	$40,564
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	797	$1,276	(5)	$(200)	$17,981	$(133)	$3,098	$(209)	$21,813	$48
Net income (loss)	—	—	—	—	—	—	448	21	469	—
Other comprehensive income (loss)	—	—	—	—	—	121	—	—	121	—
Dividends declared (1)	—	—	—	—	—	—	(439)	—	(439)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	30	30	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(36)	—	—	—	—	(36)	—
Acquisition of noncontrolling interests (Note 1)	—	—	—	—	(699)	—	—	399	(300)	—
Reclassification of contingently redeemable noncontrolling interests (Note 1)	—	—	—	—	—	—	—	—	—	(48)
Stock options exercised	—	—	—	—	14	—	—	—	14	—
Stock-based awards and related share issuances	2	2	—	—	16	—	—	—	18	—
Balance at March 31, 2022	799	$1,278	(6)	$(236)	$17,312	$(12)	$3,107	$182	$21,631	$—
Net income (loss)	—	—	—	—	—	—	387	13	400	—
Other comprehensive income (loss)	—	—	—	—	—	1	—	—	1	—
Dividends declared (1)	—	—	—	—	—	—	(438)	—	(438)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	28	28	—
Stock-based awards and related share issuances	—	—	—	—	22	—	—	—	22	—
Balance at June 30, 2022	799	$1,278	(6)	$(236)	$17,334	$(11)	$3,056	$178	$21,599	$—
____________________________
(1)Cash dividends per common share were $0.55 and $1.10 for the three and six months ended June 30, 2022.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
Net income (loss)	—	—	—	—	—	—	559	20	579	—
Other comprehensive income (loss)	—	—	—	—	—	11	—	—	11	—
Dividends declared (1)	—	—	—	—	—	—	(441)	—	(441)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	28	28	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(28)	—	—	—	—	(28)	—
Stock options exercised	—	—	—	—	1	—	—	—	1	—
Stock-based awards and related share issuances	1	2	—	—	15	—	—	—	17	—
Balance at March 31, 2021	805	$1,289	(4)	$(196)	$18,119	$(205)	$4,120	$831	$23,958	$34
Net income (loss)	—	—	—	—	—	—	650	11	661	—
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—
Dividends declared (1)	—	—	—	—	—	—	(443)	—	(443)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	22	22	—
Repurchase and retirement of common stock (2)	(2)	(3)	—	—	(49)	—	(85)	—	(137)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)	—
Stock options exercised	—	—	—	—	15	—	—	—	15	—
Stock-based awards and related share issuances	—	1	—	—	20	—	—	—	21	—
Balance at June 30, 2021	803	$1,287	(4)	$(197)	$18,105	$(198)	$4,242	$821	$24,060	$34
____________________________
(1)Cash dividends per common share were $0.55 and $1.10 for the three and six months ended June 30, 2021, respectively.
(2)Repurchase and retirement of common stock of $137 for the three and six months ended June 30, 2021, includes $3 of non-common stock forfeitures.
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
Noncontrolling Interests
Net loss (income) attributable to noncontrolling interest is comprised of income, primarily related to Merian, of $13 and $11 for the three months ended June 30, 2022 and 2021, respectively, and $34 and $31 for the six months ended June 30, 2022 and 2021, respectively. Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
Yanacocha transaction
At December 31, 2021, Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) held 43.65% ownership interest in Minera Yanacocha S.R.L. ("Yanacocha"). During the first quarter of 2022, the Company completed the acquisition of Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”) for $300 cash consideration, certain royalties on any production from other future potential projects, and contingent payments of up to $100 tied to higher metal prices, achieving commercial production at the Yanacocha Sulfides project and resolution on the outstanding Yanacocha tax dispute. The Yanacocha Transaction was accounted for as an equity transaction, resulting in a decrease to additional paid-in-capital and no gain or loss recognition. Upon close of the Yanacocha Transaction, the Company’s ownership interest in Yanacocha increased to 95%. The Company acquired the remaining 5% in the second quarter of 2022. Refer to "Contingently redeemable noncontrolling interest" below for further information.
Concurrent with the Yanacocha Transaction, the Company sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"), accounted for as an equity method investment with a carrying value of $— as of December 31, 2021. Per the terms of the sale, the Company sold its interest in La Zanja to Buenaventura, the parent company of La Zanja, in exchange for royalties on potential future production from the La Zanja operation and contributed cash of $45 to be used exclusively for reclamation costs at the La Zanja operation. Upon close of the sale during the first quarter of 2022, the Company recognized a $45 loss on sale of its equity interest, included in Other income (loss), net.
Contingently redeemable noncontrolling interest
In 2018, Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”) acquired a 5% interest in Yanacocha for $48 in cash. Under the terms of the acquisition, Sumitomo had the option to require Yanacocha to repurchase the interest for the $48, which was placed in escrow. In March 2022, Sumitomo exercised this option, in accordance with the terms of the acquisition. As a result, in June 2022 the Company acquired the remaining 5% ownership interest held by Sumitomo in exchange for cash consideration of $48. As of June 30, 2022, the Company holds 100% ownership interest in Yanacocha.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
The COVID-19 pandemic and the Russian invasion of Ukraine continue to affect the Company. Although the Company does not currently have operations in Ukraine, Russia or other parts of Europe, impacts arising from Russia’s invasion of Ukraine include the Company's ability to complete the sale of assets currently classified as held for sale within one year as originally planned. In addition, these events, along with the ongoing COVID-19 pandemic, could have further potential impacts on the Company including, but not limited to, sites being placed into care and maintenance, volatility in commodity prices and the prices for gold and other metals, cost inflation, logistical challenges, workforce interruptions, financial market disruption, as well as potential impacts to estimated costs and timing of projects.
The Company continues to monitor and is currently evaluating potential impacts to operations, estimated capital expenditures and timing of projects related to inflationary pressures and supply chain disruptions. Depending on the duration and extent of COVID-19, ongoing global developments and increasing inflationary pressures, these factors could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
Refer to Note 2 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 for further information on risks and uncertainties that could have a potential impact on the Company.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended June 30, 2022
CC&V	$85	$49	$16	$3	$6	$14
Musselwhite	73	53	20	2	—	12
Porcupine	125	71	25	4	28	40
Éléonore	87	71	27	1	(13)	13
Peñasquito: (2)
Gold	230	127	34
Silver	140	155	42
Lead	28	29	8
Zinc	92	94	22
Total Peñasquito	490	405	106	6	(44)	48
Other North America	—	—	2	1	(15)	—
North America	860	649	196	17	(38)	127

Yanacocha	128	73	21	5	6	90
Merian	178	94	20	6	58	13
Cerro Negro	145	71	42	4	15	32
Other South America	—	—	1	11	(20)	1
South America	451	238	84	26	59	136

Boddington:
Gold	429	181	33
Copper	76	49	9
Total Boddington	505	230	42	2	245	17
Tanami	249	84	26	7	153	94
Other Australia	—	—	2	5	—	1
Australia	754	314	70	14	398	112

Ahafo	253	129	42	7	75	78
Akyem	203	76	33	4	89	8
Other Africa	—	—	—	1	(3)	2
Africa	456	205	75	12	161	88

Nevada Gold Mines	537	302	127	9	91	72
Nevada	537	302	127	9	91	72

Corporate and Other	—	—	7	29	(263)	2
Consolidated	$3,058	$1,708	$559	$107	$408	$537
____________________________
(1)Includes accrued costs associated with the Tanami Expansion of $2, which are included in Lease and other financing obligations, and an increase in accrued capital expenditures of $16. Consolidated capital expenditures on a cash basis were $519.
(2)Costs applicable to sales includes amounts resulting from the profit-sharing agreement completed with the Peñasquito workforce during the second quarter of 2022. Under the agreement, the Company will pay its workforce an uncapped profit-sharing bonus each year, based on the agreed upon terms. Additionally, the terms of the agreement are retroactively applied to profit-sharing related to 2021 site performance, resulting in $70 recorded within Costs applicable to sales in the second quarter of 2022. The amounts related to the 2021 profit-sharing are expected to be paid in the third quarter of 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended June 30, 2021
CC&V	$116	$59	$16	$6	$34	$8
Musselwhite	63	37	19	2	4	10
Porcupine	122	61	21	7	30	16
Éléonore	124	65	36	2	18	14
Peñasquito:
Gold	326	95	50
Silver	175	75	39
Lead	43	18	10
Zinc	137	59	26
Total Peñasquito	681	247	125	1	299	33
Other North America	—	—	4	1	(13)	—
North America	1,106	469	221	19	372	81

Yanacocha	123	32	23	3	41	28
Merian	196	83	26	3	74	10
Cerro Negro	142	69	39	1	34	28
Other South America	—	—	1	9	(17)	—
South America	461	184	89	16	132	66

Boddington:
Gold	344	162	26
Copper	80	38	6
Total Boddington	424	200	32	2	189	51
Tanami	199	65	23	8	102	68
Other Australia	—	—	1	4	(7)	1
Australia	623	265	56	14	284	120

Ahafo	189	92	34	5	53	46
Akyem	163	56	28	2	76	12
Other Africa	—	—	—	1	(3)	—
Africa	352	148	62	8	126	58

Nevada Gold Mines	523	215	128	8	170	75
Nevada	523	215	128	8	170	75

Corporate and Other	—	—	5	24	(141)	6
Consolidated	$3,065	$1,281	$561	$89	$943	$406
____________________________
(1)Includes a decrease in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $415.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Six Months Ended June 30, 2022
CC&V	$153	$101	$32	$4	$3	$18
Musselwhite	133	96	36	3	(3)	18
Porcupine	239	137	47	7	45	76
Éléonore	181	133	56	1	(14)	23
Peñasquito: (2)
Gold	482	214	73
Silver	296	252	86
Lead	72	51	18
Zinc	302	180	57
Total Peñasquito	1,152	697	234	11	197	88
Other North America	—	—	4	1	(11)	—
North America	1,858	1,164	409	27	217	223

Yanacocha	255	140	46	6	13	146
Merian	373	181	42	9	139	24
Cerro Negro	267	134	81	7	23	60
Other South America	—	—	2	20	(35)	1
South America	895	455	171	42	140	231

Boddington:
Gold	810	343	61
Copper	175	95	17
Total Boddington	985	438	78	3	478	35
Tanami	435	149	48	13	231	178
Other Australia	—	—	3	8	(9)	5
Australia	1,420	587	129	24	700	218

Ahafo	455	235	73	11	142	137
Akyem	372	143	63	8	156	20
Other Africa	—	—	—	1	(5)	5
Africa	827	378	136	20	293	162

Nevada Gold Mines	1,081	559	252	15	244	138
Nevada	1,081	559	252	15	244	138

Corporate and Other	—	—	9	61	(558)	11
Consolidated	$6,081	$3,143	$1,106	$189	$1,036	$983
____________________________
(1)Includes accrued costs associated with the Tanami Expansion of $7, which are included in Lease and other financing obligations, and an increase in accrued capital expenditures of $20. Consolidated capital expenditures on a cash basis were $956.
(2)Costs applicable to sales includes amounts resulting from the profit-sharing agreement completed with the Peñasquito workforce during the second quarter of 2022. Under the agreement, the Company will pay its workforce an uncapped profit-sharing bonus each year, based on the agreed upon terms. Additionally, the terms of the agreement are retroactively applied to profit-sharing related to 2021 site performance, resulting in $70 recorded within Costs applicable to sales in the second quarter of 2022. The amounts related to the 2021 profit-sharing are expected to be paid in the third quarter of 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Six Months Ended June 30, 2021
CC&V	$215	$120	$34	$8	$52	$17
Musselwhite	133	76	39	4	9	19
Porcupine	253	127	45	12	64	27
Éléonore	233	118	68	4	36	31
Peñasquito:
Gold	636	184	98
Silver	343	150	80
Lead	87	37	20
Zinc	263	120	55
Total Peñasquito	1,329	491	253	2	565	64
Other North America	—	—	8	2	(9)	—
North America	2,163	932	447	32	717	158

Yanacocha	233	82	51	6	44	43
Merian	389	164	51	4	157	20
Cerro Negro	226	109	65	2	40	48
Other South America	—	—	3	15	(30)	—
South America	848	355	170	27	211	111

Boddington:
Gold	588	293	47
Copper	132	65	10
Total Boddington	720	358	57	4	300	137
Tanami	418	135	46	11	225	127
Other Australia	—	—	3	6	(10)	3
Australia	1,138	493	106	21	515	267

Ahafo	376	184	66	8	111	77
Akyem	350	122	60	3	163	20
Other Africa	—	—	—	1	(5)	—
Africa	726	306	126	12	269	97

Nevada Gold Mines	1,062	442	255	14	337	117
Nevada	1,062	442	255	14	337	117

Corporate and Other	—	—	10	49	(363)	10
Consolidated	$5,937	$2,528	$1,114	$155	$1,686	$760
____________________________
(1)Includes a decrease in accrued capital expenditures of $54; consolidated capital expenditures on a cash basis were $814.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended June 30, 2022
CC&V	$85	$—	$85
Musselwhite	73	—	73
Porcupine	125	—	125
Éléonore	87	—	87
Peñasquito:
Gold	25	205	230
Silver (1)	—	140	140
Lead	—	28	28
Zinc	—	92	92
Total Peñasquito	25	465	490
North America	395	465	860

Yanacocha	129	(1)	128
Merian	178	—	178
Cerro Negro	145	—	145
South America	452	(1)	451

Boddington:
Gold	107	322	429
Copper	—	76	76
Total Boddington	107	398	505
Tanami	249	—	249
Australia	356	398	754

Ahafo	253	—	253
Akyem	203	—	203
Africa	456	—	456

Nevada Gold Mines (2)	521	16	537
Nevada	521	16	537

Consolidated	$2,180	$878	$3,058
____________________________
(1)Silver sales from concentrate includes $20 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $525 for the three months ended June 30, 2022.

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Six Months Ended June 30, 2022
CC&V	$148	$5	$153
Musselwhite	133	—	133
Porcupine	239	—	239
Éléonore	181	—	181
Peñasquito:
Gold	56	426	482
Silver (1)	—	296	296
Lead	—	72	72
Zinc	—	302	302
Total Peñasquito	56	1,096	1,152
North America	757	1,101	1,858

Yanacocha	256	(1)	255
Merian	373	—	373
Cerro Negro	267	—	267
South America	896	(1)	895

Boddington:
Gold	198	612	810
Copper	—	175	175
Total Boddington	198	787	985
Tanami	435	—	435
Australia	633	787	1,420

Ahafo	455	—	455
Akyem	372	—	372
Africa	827	—	827

Nevada Gold Mines (2)	1,050	31	1,081
Nevada	1,050	31	1,081

Consolidated	$4,163	$1,918	$6,081
____________________________
(1)Silver sales from concentrate includes $39 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,051 for the six months ended June 30, 2022.

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
Trade Receivables
The following table details the receivables included within Trade receivables:

	At June 30, 2022	At December 31, 2021
Gold sales from doré production	$—	$40
Sales from concentrate and other production	364	297
Trade receivables	$364	$337
Provisional Sales
The impact to Sales from revenue recognized due to the changes in pricing on provisional sales is a (decrease) increase of $(105) and $29 for the three months ended June 30, 2022 and 2021, respectively and a decrease of $(47) and $(7) for the six months ended June 30, 2022 and 2021, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
At June 30, 2022, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (ounces/pounds)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	200	$1,810
Copper (pounds, in millions)	31	$3.74
Silver (ounces, in millions)	4	$20.35
Lead (pounds, in millions)	16	$0.87
Zinc (pounds, in millions)	85	$1.44
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reclamation adjustments and other	$1	$2	$2	$11
Reclamation accretion	43	30	86	62
Reclamation expense	44	32	88	73

Remediation adjustments and other	3	22	19	26
Remediation accretion	2	3	3	4
Remediation expense	5	25	22	30
Reclamation and remediation	$49	$57	$110	$103
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2022	2021	2022	2021
Balance at January 1,	$5,768	$3,719	$344	$313
Additions, changes in estimates and other (1)	13	7	13	21
Payments, net	(78)	(37)	(23)	(17)
Accretion expense	86	62	3	4
Balance at June 30,	$5,789	$3,751	$337	$321
____________________________
(1)The $13 addition to remediation for the six months ended June 30, 2022 is due to expected higher waste disposal costs at Midnite Mine. The $21 addition to remediation for the six months ended June 30, 2021 is primarily due to revisions to estimated construction costs of the water treatment plant at Midnite Mine.

	At June 30, 2022			At December 31, 2021
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$210	$72	$282	$213	$60	$273
Non-current (2)	5,579	265	5,844	5,555	284	5,839
Total (3)	$5,789	$337	$6,126	$5,768	$344	$6,112
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities includes $3,242 and $3,250 related to Yanacocha at June 30, 2022 and December 31, 2021, respectively.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
sites involved. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 53% greater or —% lower than the amount accrued at June 30, 2022. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other current liabilities and Reclamation and remediation liabilities in the period estimates are revised.
Included in Other non-current assets at June 30, 2022 and December 31, 2021 are $62 and $49 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. Of the amounts at June 30, 2022, $50 related to the Ahafo and Akyem mines in Ghana, Africa and $3 related to NGM in Nevada, U.S., $7 related to the Midnite mine and Dawn mill site in Washington, U.S. and $2 related to the Ross Adams mine in Alaska, U.S. Of the amounts at December 31, 2021, $40 related to the Ahafo and Akyem mines in Ghana, Africa, $4 related to NGM in Nevada, U.S., $3 related to the Midnite mine site in Washington, U.S. and $2 related to the Ross Adams mine in Alaska, U.S.
Included in Other non-current assets at June 30, 2022 and December 31, 2021 are $36 and $51, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. Of the amounts at June 30, 2022, $7 related to the Midnite mine and Dawn mill sites in Washington, U.S., $7 related to Akyem in Ghana, Africa and $22 related to San Jose Reservoir in Peru, South America. Of the amounts at December 31, 2021, $11 related to the Midnite mine and Dawn mill sites in Washington, U.S., $16 related to Akyem in Ghana, Africa and $24 related to the San Jose Reservoir in Peru, South America.
Refer to Note 17 for further discussion of reclamation and remediation matters.
NOTE 6     OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
COVID-19 specific costs	$10	$20	$27	$42
Settlement costs	5	8	18	11
Impairment of long-lived and other assets	2	11	2	12
Restructuring and severance	—	5	1	10
Care and maintenance costs	—	2	—	2
Other	5	6	9	14
Other expense, net	$22	$52	$57	$91
NOTE 7     OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pension settlement	$—	$—	$(130)	$—
Change in fair value of investments	(135)	26	(96)	(84)
Gain (loss) on asset and investment sales, net (1)	—	—	(35)	43
Foreign currency exchange, net	27	8	28	31
Other (2)	33	16	49	21
Other income (loss), net	$(75)	$50	$(184)	$11
____________________________
(1)Primarily comprised of the loss recognized on the sale of the La Zanja equity method investment for the six months ended June 30, 2022 (see Note 1 for additional information) and the sale of all of the Company’s outstanding shares of TMAC to Agnico Eagle Mines Ltd which resulted in a gain of $42 for the six months ended June 30, 2021.
(2)Includes a reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022.
Pension settlement. In March 2022, the Company executed an annuitization to transfer a portion of the pension plan obligations from one of the Company's U.S. qualified defined benefit pension plans to an insurance company using plan assets. As a result, $527 of the previously recognized pension obligations were transferred and a non-cash settlement loss of $130 was recognized in Other income (loss), net, during the first quarter of 2022 due to the recognition of the related unrecognized actuarial losses previously included in Accumulated other comprehensive income (loss) related to these retirees. The remaining pension obligations and plan assets of the associated qualified pension benefit plan were valued at $302 and $348, respectively, resulting in a net funded status of $46 recorded in Other non-current assets on the Condensed Consolidated Balance Sheets.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2022		2021		2022		2021
Income (loss) before income and mining tax and other items		$408		$943		$1,036		$1,686

U.S. Federal statutory tax rate	21%	$86	21%	$198	21%	$218	21%	$354
Reconciling items:
Change in valuation allowance on deferred tax assets	9	37	1	9	5	49	2	30
Foreign rate differential	12	50	9	85	12	119	9	155
Mining and other taxes (net of associated federal benefit)	6	22	5	47	6	59	5	88
Tax impact of foreign exchange (2)	(6)	(23)	1	11	(3)	(26)	(1)	(17)
Mexico Tax Settlement (3)	(31)	(125)	—	—	(12)	(125)	—	—
Other	(3)	(14)	(1)	(9)	(5)	(47)	(2)	(34)
Income and mining tax expense (benefit)	8%	$33	36%	$341	24%	$247	34%	$576
____________________________
(1)Tax rates may not recalculate due to rounding.
(2)Tax impact of foreign exchange includes the following: (i) Mexican inflation on tax values, (ii) currency translation effects of local currency deferred tax assets and deferred tax liabilities, (iii) the tax impact of local currency foreign exchange gains or losses and (iv) non-taxable or non-deductible U.S. dollar currency foreign exchange gains or losses.
(3)Following the framework established with the Mexican Tax Authority in the fourth quarter of 2021, a full settlement was entered into during the second quarter of 2022, which resulted in a net tax benefit of $125, primarily consisting of a reduction in the related uncertain tax position of $95.
NOTE 9 FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 15 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,307	$4,307	$—	$—
Restricted cash	63	63	—	—
Trade receivable from provisional sales, net	363	—	363	—
Marketable and other equity securities (Note 10) (1)	215	201	14	—
Restricted marketable debt securities (Note 10)	29	25	4	—
Restricted other assets (Note 10)	7	7	—	—
Contingent consideration assets	181	—	—	181
	$5,165	$4,603	$381	$181
Liabilities:
Debt (2)	$5,354	$—	$5,354	$—
Contingent consideration liabilities	5	—	—	5
	$5,359	$—	$5,354	$5

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,992	$4,992	$—	$—
Restricted cash	101	101	—	—
Trade receivable from provisional sales, net	297	—	297	—
Assets held for sale	68	—	68	—
Marketable and other equity securities (Note 10) (1)	335	318	17	—
Restricted marketable debt securities (Note 10)	35	28	7	—
Restricted other assets (Note 10)	16	16	—	—
Contingent consideration assets	171	—	—	171
	$6,015	$5,455	$389	$171
Liabilities:
Debt (2)	$6,712	$—	$6,712	$—
Contingent consideration liabilities	5	—	—	5
Other	6	—	6	—
	$6,723	$—	$6,718	$5
____________________________
(1)Marketable equity securities includes warrants reported in the Maverix Metals Inc. equity method investment balance of $7 and $8 at June 30, 2022 and December 31, 2021, respectively.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,568 and $5,652 at June 30, 2022 and December 31, 2021, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2022 and December 31, 2021:

Description	At June 30, 2022	Valuation Technique	Significant Input	Range, Point Estimate or Average
Contingent consideration assets	$181	Discounted cash flow	Discount rate (1)	5.71 - 9.54%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (1)	3.41 - 4.21%
____________________________
(1)The weighted average discount rates used to calculate the Company’s contingent consideration assets and liabilities are 5.98% and 3.73%, respectively. Various other inputs including, but not limited to, metal prices and production profiles were considered in determining the fair value of the individual contingent consideration assets and liabilities.

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent Consideration Assets (1)	Total Assets	Contingent Consideration Liabilities	Total Liabilities
Fair value at December 31, 2021	$171	$171	$5	$5
Additions and settlements	—	—	—	—
Revaluation	10	10	—	—
Fair value at June 30, 2022	$181	$181	$5	$5

	Contingent Consideration Assets (1)	Total Assets
Fair value at December 31, 2020	$119	$119
Additions and settlements	—	—
Revaluation	36	36
Fair value at June 30, 2021	$155	$155
____________________________
(1)The gain (loss) recognized on revaluation is included in Net income (loss) from discontinued operations for the six months ended June 30, 2022 and 2021.
NOTE 10 INVESTMENTS

	At June 30, 2022	At December 31, 2021
Current:
Marketable equity securities	$51	$82

Non-current:
Marketable and other equity securities (1)	$222	$307

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,361	$1,320
NuevaUnión Project (50.0%)	952	950
Norte Abierto Project (50.0%)	510	505
Maverix Metals, Inc. (28.5% and 28.6%, respectively)	157	160
Other	1	1
	2,981	2,936
	$3,203	$3,243

Non-current restricted investments: (2)
Marketable debt securities	$29	$35
Other assets	7	16
	$36	$51
____________________________
(1)Includes equity interest held in QuestEx Gold & Copper Ltd. (“QuestEx”) at December 31, 2021. During the second quarter of 2022, Skeena Resources Limited ("Skeena") acquired all of the issued and outstanding shares of QuestEx. In lieu of exchanging the Company's QuestEx shares, Skeena issued a $5 promissory note, representing the fair value of the shares, to the Company. Concurrently, the Company purchased certain properties acquired by Skeena for total consideration of $20 which included cash consideration of $15 and settlement of the promissory note of $5.
(2)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 5 for further information regarding these amounts.
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the three and six months ended June 30, 2022 primarily consists of income of $23 and $58, respectively, from the Pueblo Viejo mine. Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the three and six months ended June 30, 2021 primarily consists of income of $44 and $94, respectively, from the Pueblo Viejo mine.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
See below for further information on the Company's equity method investments.
Pueblo Viejo
As of June 30, 2022 and December 31, 2021, the Company had outstanding shareholder loans to Pueblo Viejo of $312 and $260, with accrued interest of $5 and $3, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of June 30, 2022.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $129 and $267 for the three and six months ended June 30, 2022, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $151 and $322 for the three and six months ended June 30, 2021, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of June 30, 2022 or December 31, 2021.
NOTE 11     INVENTORIES

	At June 30, 2022	At December 31, 2021
Materials and supplies	$710	$669
In-process	125	132
Concentrate (1)	42	58
Precious metals (2)	45	71
Inventories	$922	$930
____________________________
(1)Concentrate includes gold, copper, silver, lead and zinc.
(2)Precious metals includes gold and silver doré.
NOTE 12     STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2022			At December 31, 2021
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$418	$334	$752	$491	$366	$857
Non-current	1,461	327	1,788	1,442	333	1,775
Total	$1,879	$661	$2,540	$1,933	$699	$2,632
During the three and six months ended June 30, 2022, the Company recorded write-downs of $29 and $38, respectively, classified as a component of Costs applicable to sales and write-downs of $11 and $14, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended June 30, 2022, $37 was related to NGM and $3 to CC&V. Of the write-downs during the six months ended June 30, 2022, $39 was related to NGM, $9 to CC&V and $4 to Merian.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13     DEBT
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2022 (for the remainder of 2022)	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	5,624
Debt	$5,624
In January 2022, the Company fully redeemed all of the outstanding 3.700% 2023 Goldcorp Senior Notes. The redemption price of $90 equaled the principal amount of the outstanding 2023 Goldcorp Senior Notes of $87 plus accrued and unpaid interest and future coupon payments in accordance with the terms of the 2023 Goldcorp Senior Notes.
NOTE 14     OTHER LIABILITIES

	At June 30, 2022	At December 31, 2021
Other current liabilities:
Reclamation and remediation liabilities	$282	$273
Accrued operating costs	257	201
Accrued capital expenditures	175	155
Payables to NGM (1)	74	114
Other (2)	333	430
	$1,121	$1,173

Other non-current liabilities:
Income and mining taxes (3)	$217	$328
Other (4)	289	280
	$506	$608
_________________________
(1)Primarily consists of amounts due to (from) NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are presented within Other current assets.
(2)Primarily consists of accrued interest, the current portion of the silver streaming agreement liability, royalties, taxes other than income and mining taxes and the current portion of the Norte Abierto deferred payments.
(3)Includes unrecognized tax benefits, including penalties and interest.
(4)Primarily consists of the non-current portion of the Norte Abierto deferred payments, the Galore Creek deferred payments and social development and community obligations.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2021	$2	$119	$(166)	$(88)	$(133)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(2)	1	17	—	16
(Gain) loss reclassified from accumulated other comprehensive income (loss) (1)	—	—	104	2	106
Other comprehensive income (loss)	(2)	1	121	2	122
Balance at June 30, 2022	$—	$120	$(45)	$(86)	$(11)
__________________________
(1)The $104 loss, reclassified from Accumulated other comprehensive income (loss) for Pension and other post-retirement benefit adjustments primarily relates to the $130 settlement loss, net of $27 tax, recognized as a result of the group annuity purchase in March 2022. Refer to Note 7 for additional information. All other reclassifications from Accumulated other comprehensive income (loss) were immaterial for the six months ended June 30, 2022.

NOTE 16     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2022	2021
Decrease (increase) in operating assets:
Trade and other receivables	$45	$(46)
Inventories, stockpiles and ore on leach pads	(47)	(169)
Other assets	(72)	108
Increase (decrease) in operating liabilities:
Accounts payable	55	(39)
Reclamation and remediation liabilities	(101)	(54)
Accrued tax liabilities	(347)	(308)
Other accrued liabilities	(35)	(83)
Net change in operating assets and liabilities	$(502)	$(591)
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
Minera Yanacocha S.R.L. - 100% Newmont Owned
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
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the MINEM. The Company did not receive a response or comments to this submission until April 2021. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment ("EIA") modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations by January 2027. In the event that MINEM does not grant Yanacocha an extension of the previously authorized timeline for, and agree to, the updated compliance achievement plan, fines and penalties relating to noncompliance may result beyond January 2024.
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, the Company’s asset retirement obligation at December 31, 2021 included updates primarily to the expected construction of two water treatment plants, a related increase in the annual operating costs over the extended closure period, and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). However, these and other additional risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and storm water management system, and review of post-closure management costs. The ongoing studies, which are progressing in 2022, are intended to evaluate and further understand these risks and determine what, if any, additional modification may be required to the reclamation plan. The Company expects these studies to extend beyond the current year, and as a result, the Company is currently unable to reasonably estimate the impacts these risks, if realized, may have on the reclamation obligation as of June 30, 2022.
Yanacocha experienced heavy rainfall in early 2022, above average historical levels, which resulted in significant water balance stress and required active emergency management. Yanacocha has been in communication with Organismo Evaluación y Fiscalización Ambiental (“OEFA”), under MINAM, and local government regarding the emergency measures undertaken and contingency planning. Yanacocha was able to prevent any offsite release of untreated water, but did need to accumulate untreated water in mine pits. If accumulation in pits or other emergency measures are deemed a violation of existing permits, it could result in fines and penalties for unauthorized discharge. Such fines and penalties, if ultimately assessed, are currently unknown and otherwise cannot be reasonably estimated at this time. Extended periods of rainfall, more extreme storm events or increased overall rainfall beyond historical or planned levels may also result in flooding or stress of mine pits and maintenance and storage facilities (e.g., tailings water), unpermitted off-site discharges, delays to planned study work, increased cost related to water infrastructure adjustments and potential negative impacts to permitting and operations.
In March 2022, Sumitomo exercised its option to require Yanacocha to repurchase its 5% interest, which closed during the second quarter of 2022. As of June 30, 2022, the Company holds 100% ownership interest in Yanacocha. Refer to Note 1 for further information.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $165 at June 30, 2022.
Other Legal Matters
Minera Yanacocha S.R.L. - 100% Newmont Owned
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
Mexico Tax Matter
Tax Reassessment from Mexican Tax Authority. During 2016, the Mexican Tax Authority issued reassessment notices to several of Goldcorp, Inc.’s Mexican subsidiaries. Topics under dispute generally involve transfer pricing, deductibility of mine stripping costs, and gain recognized on certain asset sales. The Company has made significant progress in reaching resolution with the Mexican Tax Authority on these matters. In the second quarter of 2019, a number of issues were settled, resulting in a $96 payment, which was previously accrued in the financial statements. In the first quarter of 2020, further settlement was reached for an immaterial amount, with dialogue continuing in an effort to resolve the outstanding reassessment. During the fourth quarter of 2021, a framework to settle a number of years and matters was reached, resulting in a $76 payment, which was previously accrued in the financial statements. Following the framework previously reached, full settlement of these years and matters was reached, with no further payment being made. Refer to Note 8 for further information on the settlement.
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
In connection with the Company's investment in Galore Creek, Newmont will owe NovaGold Resources Inc. $75 upon the earlier of approval to construct a mine, mill and all related infrastructure for the Galore Creek project or the initiation of construction of a mine, mill or any related infrastructure. The amount due is non-interest bearing. The decision for an approval and commencement of construction is contingent on the results of a prefeasibility and feasibility study, neither of which have occurred. As such, this amount has not been accrued.
Deferred payments to Barrick of $122 and $124 as of June 30, 2022 and December 31, 2021, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Corporation, a Delaware corporation, and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). Please see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis for the non-GAAP financial measures used in this MD&A by the Company.
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
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been ranked as the mining and metal sector's top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020.
We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana.
Refer to the Second Quarter 2022 Highlights, Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and Non-GAAP Financial Measures for information about the continued impacts of the COVID-19 pandemic on the Company. Also see discussion of Risk and Uncertainties within Note 2 of the Condensed Consolidated Financial Statements, relating to inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations, as well as impacts on the timing and cost of capital expenditures. Additionally, we are currently evaluating the potential for increased costs and delays related to key development projects that may result from these factors.
In February 2022, the Company completed the acquisition of Buenaventura's 43.65% noncontrolling interest in Minera Yanacocha S.R.L. ("Yanacocha") (the "Yanacocha Transaction") and sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"). Additionally, in March 2022, Sumitomo exercised its option to require Yanacocha to repurchase its 5% interest which closed in the second quarter of 2022. As of June 30, 2022, the Company holds 100% ownership interest in Yanacocha. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details regarding these transactions.
We continue to focus on improving safety and efficiency at our operations, maintaining leading ESG practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021
Net income (loss) from continuing operations attributable to Newmont stockholders	$379	$640	$(261)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.48	$0.80	$(0.32)

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021
Net income (loss) from continuing operations attributable to Newmont stockholders	$811	$1,178	$(367)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.02	$1.47	$(0.45)
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended June 30, 2022, compared to the same period in 2021, is primarily due to higher Costs applicable to sales predominately resulting from impacts due to cost inflation from increased input commodity prices, notably fuel and energy costs, as well as $70 related to the profit-sharing agreement entered into by the Company during the second quarter of 2022 (the "Peñasquito Profit-Sharing Agreement") and unrealized losses on marketable and other equity securities, partially offset by lower income tax expense.
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the six months ended June 30, 2022, compared to the same period in 2021, is primarily due to higher Costs applicable to sales predominately resulting from impacts from cost inflation due to increased input commodity prices, notably fuel and energy costs, as well as the Peñasquito Profit-Sharing Agreement, a non-cash pension settlement charge, unrealized losses on marketable and other equity securities, loss on the sale of the La Zanja equity method investment and lower sales volumes, partially offset by lower income tax expense and higher realized gold prices.
For further information on the Peñasquito Profit-Sharing Agreement, refer to Note 3 of the Condensed Consolidated Financial Statements.
The details of our Sales are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2022	2021
Gold	$2,722	$2,630	$92	3%
Copper	76	80	(4)	(5)
Silver	140	175	(35)	(20)
Lead	28	43	(15)	(35)
Zinc	92	137	(45)	(33)
	$3,058	$3,065	$(7)	—%

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2022	2021
Gold	$5,236	$5,112	$124	2%
Copper	175	132	43	33
Silver	296	343	(47)	(14)
Lead	72	87	(15)	(17)
Zinc	302	263	39	15
	$6,081	$5,937	$144	2%
The following analysis summarizes consolidated sales for the three months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,754	$102	$148	$35	$150
Provisional pricing mark-to-market	(21)	(23)	(15)	(6)	(40)
Silver streaming amortization	—	—	20	—	—
Gross after provisional pricing and streaming impact	2,733	79	153	29	110
Treatment and refining charges	(11)	(3)	(13)	(1)	(18)
Net	$2,722	$76	$140	$28	$92
Consolidated ounces (thousands)/pounds (millions) sold	1,482	25	8,066	35	85
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,858	$4.03	$18.41	$0.99	$1.76
Provisional pricing mark-to-market	(14)	(0.92)	(1.81)	(0.16)	(0.47)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,844	3.11	19.05	0.83	1.29
Treatment and refining charges	(8)	(0.12)	(1.63)	(0.03)	(0.21)
Net	$1,836	$2.99	$17.42	$0.80	$1.08
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
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The following analysis summarizes consolidated sales for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$5,256	$194	$296	$79	$356
Provisional pricing mark-to-market	2	(14)	(12)	(5)	(18)
Silver streaming amortization	—	—	39	—	—
Gross after provisional pricing and streaming impact	5,258	180	323	74	338
Treatment and refining charges	(22)	(5)	(27)	(2)	(36)
Net	$5,236	$175	$296	$72	$302
Consolidated ounces (thousands)/pounds (millions) sold	2,811	46	15,718	77	205
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,870	$4.24	$18.89	$1.03	$1.74
Provisional pricing mark-to-market	1	(0.31)	(0.75)	(0.06)	(0.09)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,871	3.93	20.59	0.97	1.65
Treatment and refining charges	(8)	(0.12)	(1.74)	(0.03)	(0.18)
Net	$1,863	$3.81	$18.85	$0.94	$1.47
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
The change in consolidated sales is due to:

	Three Months Ended June 30,
	2022 vs. 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$71	$24	$10	$(6)	$(23)
Increase (decrease) in average realized price	24	(27)	(44)	(8)	(6)
Decrease (increase) in treatment and refining charges	(3)	(1)	(1)	(1)	(16)
	$92	$(4)	$(35)	$(15)	$(45)

	Six Months Ended June 30,
	2022 vs. 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(89)	$52	$(10)	$(15)	$(20)
Increase (decrease) in average realized price	214	(7)	(38)	—	68
Decrease (increase) in treatment and refining charges	(1)	(2)	1	—	(9)
	$124	$43	$(47)	$(15)	$39
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (decrease)	Percent Change
	2022	2021
Gold	$1,381	$1,091	$290	27%
Copper	49	38	11	29
Silver	155	75	80	107
Lead	29	18	11	61
Zinc	94	59	35	59
	$1,708	$1,281	$427	33%

	Six Months Ended June 30,		Increase (decrease)	Percent Change
	2022	2021
Gold	$2,565	$2,156	$409	19%
Copper	95	65	30	46
Silver	252	150	102	68
Lead	51	37	14	38
Zinc	180	120	60	50
	$3,143	$2,528	$615	24%
The increase in Costs applicable to sales for gold during the three months ended June 30, 2022, compared to the same period in 2021, is primarily due to (i) an increase in labor costs, inflation and supply chain disruption which resulted in an increase in commodity inputs, including higher fuel and energy prices, arising from the COVID-19 pandemic and the Russian invasion of Ukraine (the "Input Cost Inflation Impacts"), (ii) the Peñasquito Profit-Sharing Agreement, (iii) higher inventory adjustments at NGM and (iv) higher sales volumes partially offset by higher allocation of costs to co-products. The increase in Costs applicable to sales for gold during the six months ended June 30, 2022, compared to the same period in 2021, is primarily due to the Input Cost Inflation Impacts, Peñasquito Profit-Sharing Agreement and higher inventory adjustments at NGM, partially offset by lower sales volumes and higher allocation of costs to co-products.
The increase in Costs applicable to sales for copper during the three and six months ended June 30, 2022, compared to the same periods in 2021, is primarily due to the Input Cost Inflation Impacts, higher sales volumes, higher co-product allocation of costs at Boddington and higher shipping costs at Boddington partially offset by favorable Australian dollar foreign currency exchange rate.
The increase in Costs applicable to sales for silver during the three months ended June 30, 2022, compared to the same periods in 2021, is primarily due to the Input Cost Inflation Impacts, the Peñasquito Profit-Sharing Agreement, higher co-product allocation of costs and higher sales volumes. The increase in Costs applicable to sales for silver during the six months ended June 30, 2022, compared to the same periods in 2021, is primarily due to the Input Cost Inflation Impacts, the Peñasquito Profit-Sharing Agreement and higher co-product allocation of costs, partially offset by lower sales volumes.
The increase in Costs applicable to sales for lead during the three and six months ended June 30, 2022, compared to the same periods in 2021, is primarily due to the Input Cost Inflation Impacts and the Peñasquito Profit-Sharing Agreement, partially offset by lower sales volumes at Peñasquito.
The increase in Costs applicable to sales for zinc during the three and six months ended June 30, 2022, compared to the same periods in 2021, is primarily due to the Input Cost Inflation Impacts, the Peñasquito Profit-Sharing Agreement and higher co-product allocation of costs, partially offset by lower sales volumes at Peñasquito.
The details of our Depreciation and amortization are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2022	2021
Gold	$466	$469	$(3)	(1)%
Copper	9	6	3	50
Silver	42	39	3	8
Lead	8	10	(2)	(20)
Zinc	22	26	(4)	(15)
Other	12	11	1	9
	$559	$561	$(2)	—%

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2022	2021
Gold	$910	$925	$(15)	(2)%
Copper	17	10	7	70
Silver	86	80	6	8
Lead	18	20	(2)	(10)
Zinc	57	55	2	4
Other	18	24	(6)	(25)
	$1,106	$1,114	$(8)	(1)%
The decrease in Depreciation and amortization for gold during the three and six months ended June 30, 2022, compared to the same periods in 2021, is primarily due to lower production volume at Peñasquito and Éléonore as a result of lower ore grade mined and lower mill recovery and higher allocation of costs to co-products, partially offset by higher production volumes at (i) Boddington as a result of higher ore grade milled and (ii) Ahafo as a result of higher mill throughput and higher ore grade milled. For the six months ended June 30, 2022, compared to the same period in 2021, the decrease to Depreciation and amortization for gold was further offset by higher mineral interest amortization at Cerro Negro.
The increase in Depreciation and amortization for copper during the three and six months ended June 30, 2022, compared to the same periods in 2021, is primarily due to higher co-product allocation of costs at Boddington and higher production volumes.
The increase in Depreciation and amortization for silver during the three and six months ended June 30, 2022, compared to the same periods in 2021, is primarily due to higher co-product allocation of costs at Peñasquito.
The decrease in Depreciation and amortization for lead during the three and six months ended June 30, 2022, compared to the same periods in 2021, is primarily due to lower co-product allocation of costs at Peñasquito.
The decrease in Depreciation and amortization for zinc during the three months ended June 30, 2022, compared to the same period in 2021, is primarily due to lower production volumes partially offset by higher co-product allocation of costs at Peñasquito. The increase in Depreciation and amortization for zinc during the six months ended June 30, 2022, compared to the same period in 2021, is primarily due to higher co-product allocation of costs at Peñasquito.
For discussion regarding variations in operations, see Results of Consolidated Operations below.
Advanced projects, research and development expense increased by $8 during the three months ended June 30, 2022, compared to the same period in 2021, primarily due to project spend relating to French Guiana and certain other development projects at Cerro Negro in South America and Galore Creek in Corporate partly offset by lower full potential spend at various sites. Advanced projects, research and development expense increased by $21 during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to project spend relating to French Guiana and certain other development projects at Cerro Negro in South America and Galore Creek in Corporate and early-stage project study costs at Akyem in Africa partly offset by lower full potential spend at various sites.
Interest expense, net of capitalized interest decreased by $11 and $23 during the three and six months ended June 30, 2022 compared to the same periods in 2021, respectively, as a result of the repayment of debt throughout 2021 and into early 2022 and an increase in capitalized interest.
Income and mining tax expense (benefit) was $33 and $341, and $247 and $576 during the three and six months ended June 30, 2022 and 2021, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the U.S. dollar and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 8 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	June 30, 2022					June 30, 2021
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$90	10%		$9	(2)	$168	17%		$29	(2)
CC&V	6	—		—	(3)	33	9		3	(3)
Corporate & Other	(183)	4		(7)	(4)	(73)	37		(27)	(4)
Total US	(87)	(2)		2		128	4		5
Australia	379	33		125	(5)	270	36		97	(5)
Ghana	153	35		54		119	34		41
Suriname	33	27		9	(6)	66	32		21	(6)
Peru	1	100		1	(7)	37	151		56	(7)
Canada	(37)	8		(3)	(8)	29	62		18	(8)
Mexico	(37)	373		(138)	(9)	269	41		111	(9)
Argentina	(2)	550		(11)	(10)	(10)	(20)		2	(10)
Other Foreign	5	40		2		35	—		—
Rate adjustments	—	N/A		(8)	(11)	—	N/A		(10)	(11)
Consolidated	$408	8%	(12)	$33		$943	36%	(12)	$341
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.
(2)Includes deduction for percentage depletion of $(10) and $(15), mining taxes net of associated federal benefit of $6 and $8, and uncertain tax position reserve adjustment of $(6) and $—, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $— and $(5), respectively.
(4)Includes valuation allowance of $31 and $(16) and uncertain tax position reserve adjustment of $1 and $(1), respectively.
(5)Includes mining taxes net of associated federal benefit of $14 and $16 and tax impacts from the exposure to fluctuations in foreign currency of $11 and $1, respectively.
(6)Includes valuation allowance of $— and $1, respectively.
(7)Includes mining taxes net of associated federal benefit of $2 and $7, valuation allowance of $— and $30, and uncertain tax position reserve adjustment of $1 and $(2), respectively.
(8)Includes mining tax net of associated federal benefit of $— and $3, valuation allowance of $4 and $—, uncertain tax position reserve adjustment of $(1) and $2, and tax impacts from the exposure to fluctuations in foreign currency of $(2) and $(1), respectively.
(9)Includes mining tax net of associated federal benefit of $(1) and $14, valuation allowance of $— and $3, uncertain tax position reserve adjustment of $2 and $21, tax impact from the exposure to fluctuations in foreign currency of $(3) and $15, tax impact from prior year true-up adjustment of $— and $(25), and tax settlement of $(125) and $—, respectively.
(10)Includes tax impacts from the exposure to fluctuations in foreign currency of $(16) and $(3) and tax expense of $— and $11 due to the impact of the rate change on the deferred tax liability, respectively.
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

	Six Months Ended
	June 30, 2022					June 30, 2021
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$242	14%		$34	(2)	$333	17%		$57	(2)
CC&V	—	—		—	(3)	50	8		4	(3)
Corporate & Other	(367)	14		(50)	(4)	(305)	15		(46)	(4)
Total US	(125)	13		(16)		78	19		15
Australia	671	34		228	(5)	487	36		176	(5)
Ghana	277	35		96		254	34		86
Suriname	104	27		28	(6)	146	29		43	(6)
Peru	3	67		2	(7)	35	154		54	(7)
Canada	(86)	5		(4)	(8)	119	26		31	(8)
Mexico	188	(20)		(38)	(9)	542	34		184	(9)
Argentina	(7)	400		(28)	(10)	(19)	47		(9)	(10)
Other Foreign	11	18		2		44	—		—
Rate adjustments	—	N/A		(23)	(11)	—	N/A		(4)	(11)
Consolidated	$1,036	24%	(12)	$247		$1,686	34%	(12)	$576
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3.
(2)Includes deduction for percentage depletion of $(24) and $(29), mining taxes net of associated federal benefit of $13 and $16, and uncertain tax position reserve adjustment of $(6) and $—, respectively. Nevada includes the Company’s 38.5% interest in NGM.
(3)Includes deduction for percentage depletion of $— and $(7), respectively.
(4)Includes valuation allowance of $37 and $9 and uncertain tax position reserve adjustment of $1 and $(1), respectively.
(5)Includes mining taxes net of associated federal benefit of $28 and $30 and tax impacts from the exposure to fluctuations in foreign currency of $6 and $5, respectively.
(6)Includes valuation allowance of $— and $1, respectively.
(7)Includes mining taxes net of associated federal benefit of $3 and $7, valuation allowance of $(1) and $29, and uncertain tax position reserve adjustment of $— and $(2), respectively.
(8)Includes mining tax net of associated federal benefit of $1 and $7, valuation allowance of $4 and $1, uncertain tax position reserve adjustment of $(4) and $3, and tax impacts from the exposure to fluctuations in foreign currency of $(3) and $1, respectively.
(9)Includes mining tax net of associated federal benefit of $14 and $28, valuation allowance of $— and $1, uncertain tax position reserve adjustment of $(6) and $21, tax impact from the exposure to fluctuations in foreign currency of $10 and $(4), tax impact from prior year true-up adjustment of $6 and $25, and tax settlement of $(125) and $—, respectively.
(10)Includes tax impacts from the exposure to fluctuations in foreign currency of $(34) and $(13) and tax expense of $— and $11 due to the impact of the rate change on the deferred tax liability, respectively.
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
Our mines continued to operate with robust controls, including heightened levels of health screening and testing to protect both our workforce and the local communities in which we operate as a result of the COVID-19 pandemic. We have adopted a risk-based approach to business travel, are continuing to provide flexible and remote working plans for employees and are maintaining effective contact tracing procedures. For the three and six months ended June 30, 2022, we incurred $10 and $27, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net. For the three and six months ended June 30, 2021, we incurred $20 and $42, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	316	397	$1,124	$769	$374	$353	$1,437	$985
South America	238	248	982	721	349	352	1,203	1,022
Australia	366	299	710	764	161	168	873	997
Africa	243	202	838	763	308	320	1,017	1,000
Nevada	290	284	1,035	753	435	448	1,263	985
Total/Weighted-Average (4)	1,453	1,430	$932	$755	$322	$332	$1,199	$1,035
Attributable to Newmont	1,425	1,371

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	266	260	$1,054	$586	$276	$289	$1,349	$761
Australia (6)	64	43	710	898	135	143	829	1,113
Total/Weighted-Average (4)	330	303	$983	$629	$246	$269	$1,286	$886

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	70	78

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	625	810	$1,061	$752	$387	$351	$1,336	$971
South America	472	480	952	753	358	362	1,164	1,041
Australia	648	568	734	757	166	169	917	1,048
Africa	441	407	853	760	308	314	1,057	974
Nevada	578	587	967	749	435	432	1,176	924
Total/Weighted-Average (4)	2,764	2,852	$912	$754	$330	$332	$1,179	$1,037
Attributable to Newmont	2,700	2,735

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	565	545	$864	$550	$288	$278	$1,140	$762
Australia (6)	115	75	765	913	139	146	895	1,231
Total/Weighted-Average (4)	680	620	$846	$590	$261	$263	$1,138	$851

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	139	169
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three and six months ended June 30, 2021, Depreciation and amortization includes $1 and $1 at Australia, respectively, in care and maintenance costs. There were no care and maintenance costs at Australia for the three and six months ended June 30, 2022.
(3)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis. For the three and six months ended June 30, 2021, All-in sustaining costs includes $2 and $2 at Australia, respectively, in care and maintenance costs recorded in Other expense, net. There were no care and maintenance costs at Australia for the three and six months ended June 30, 2022.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended June 30, 2022, the Peñasquito mine in North America produced 7,733 thousand ounces of silver, 35 million pounds of lead and 94 million pounds of zinc. For the three months ended June 30, 2021, the Peñasquito mine in North America produced 7,428 thousand ounces of silver, 44 million pounds of lead and 105 million pounds of zinc. For the six months ended June 30, 2022, the Peñasquito mine in North America produced 15,813 thousand ounces of silver, 79 million pounds of lead and 208 million pounds of zinc. For the six months ended June 30, 2021, the Peñasquito mine in North America produced 15,590 thousand ounces of silver, 94 million pounds of lead and 216 million pounds of zinc.

(6)For the three months ended June 30, 2022 and 2021, the Boddington mine in Australia produced 24 million and 19 million pounds of copper, respectively. For the six months ended June 30, 2022 and 2021, the Boddington mine in Australia produced 43 million and 33 million pounds of copper, respectively.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended June 30, 2022 compared to 2021
Consolidated gold production increased 2% primarily due to higher ore grade milled and a drawdown of in-circuit inventory compared to a build-up in the prior year, partially offset by lower mill throughput and lower leach pad production. Consolidated gold equivalent ounces – other metals production increased 9% primarily due to higher ore grade milled.
Costs applicable to sales per consolidated gold ounce increased 23% primarily due to an increase in commodity inputs, including higher fuel and energy costs, resulting from inflation, lower by-product credits, higher inventory adjustments and the Peñasquito Profit-Sharing Agreement. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 56% primarily due to higher co-product allocation of costs to other metals, higher fuel and energy costs and the Peñasquito Profit-Sharing Agreement.
Depreciation and amortization per consolidated gold ounce decreased 3% primarily due to higher gold ounces sold. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 9% primarily due to higher gold equivalent ounces - other metals sold.
All-in sustaining costs per consolidated gold ounce increased 16% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 45% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals and higher treatment and refining costs.
Six months ended June 30, 2022 compared to 2021
Consolidated gold production decreased 3% primarily due to lower mill throughput and lower leach pad production. Consolidated gold equivalent ounces – other metals production increased 10% primarily due to higher ore grade milled.
Costs applicable to sales per consolidated gold ounce increased 21% primarily due to lower gold ounces sold, an increase in commodity inputs, including higher fuel and energy costs, resulting from inflation, lower by-product credits, and the Peñasquito Profit-Sharing Agreement. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 43% primarily due to higher co-product allocation of costs to other metals, higher fuel and energy costs and the Peñasquito Profit-Sharing Agreement.
Depreciation and amortization per consolidated gold ounce and depreciation and amortization per consolidated gold equivalent ounce – other metals were in line with the prior year.
All-in sustaining costs per consolidated gold ounce increased 14% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 34% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals.

North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	43	59	$1,073	$931	$349	$265	$1,553	$1,142
Musselwhite	39	33	1,331	1,069	488	542	1,693	1,420
Porcupine	68	66	1,062	916	356	312	1,328	1,193
Éléonore	45	69	1,520	972	595	537	1,922	1,287
Peñasquito	121	170	971	525	263	274	1,187	656
Total/Weighted-Average (3)	316	397	$1,124	$769	$374	$353	$1,437	$985

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)	266	260	$1,054	$586	$276	$289	$1,347	$755
Total/Weighted-Average (3)	266	260	$1,054	$586	$276	$289	$1,349	$761

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	78	120	$1,230	$1,005	$393	$289	$1,608	$1,209
Musselwhite	71	69	1,342	1,037	496	529	1,670	1,359
Porcupine	127	141	1,077	904	364	319	1,313	1,146
Éléonore	91	132	1,380	926	583	533	1,734	1,258
Peñasquito	258	348	809	497	278	264	1,013	644
Total/Weighted-Average (3)	625	810	$1,061	$752	$387	$351	$1,336	$971

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)	565	545	$864	$550	$288	$278	$1,138	$760
Total/Weighted-Average (3)	565	545	$864	$550	$288	$278	$1,140	$762
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the three months ended June 30, 2022, Peñasquito produced 7,733 thousand ounces of silver, 35 million pounds of lead and 94 million pounds of zinc. For the three months ended June 30, 2021, Peñasquito produced 7,428 thousand ounces of silver, 44 million pounds of lead and 105 million pounds of zinc. For the six months ended June 30, 2022, Peñasquito produced 15,813 thousand ounces of silver, 79 million pounds of lead and 208 million pounds of zinc. For the six months ended June 30, 2021, Peñasquito produced 15,590 thousand ounces of silver, 94 million pounds of lead and 216 million pounds of zinc.
Three months ended June 30, 2022 compared to 2021
CC&V, USA. Gold production decreased 27% primarily due to lower leach pad recoveries and lower ore milled due to the mill shut down and temporary idling in the current year. Costs applicable to sales per gold ounce increased 15% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 32% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 36% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Musselwhite, Canada. Gold production increased 18% primarily due to higher mill throughput, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 25% primarily driven by higher contract labor costs and higher fuel and energy costs, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 10% primarily due to lower depreciation rates due to a longer mine life and higher gold ounces sold. All-in sustaining costs per gold ounce increased 19% primarily due to higher costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production increased 3% primarily due to higher mill throughput, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 16% primarily due to higher fuel and energy costs, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 14% primarily due to higher depreciation rates from asset additions. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower advanced project spend.
Éléonore, Canada. Gold production decreased 35% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 56% primarily due to lower gold ounces sold and higher maintenance costs for underground equipment. Depreciation and amortization per gold ounce increased 11% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 49% primarily due to higher costs applicable to sales per gold ounce.
Peñasquito, Mexico. Gold production decreased 29% primarily due to lower ore grade milled and lower mill recovery. Gold equivalent ounces – other metals production increased 2% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce increased 85% primarily due to the Peñasquito Profit-Sharing Agreement entered into during the second quarter of 2022, higher fuel and energy costs and lower gold ounces sold, partially offset by lower co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals increased 80% primarily due to the Peñasquito Profit-Sharing Agreement entered into during the second quarter of 2022, higher co-product allocation of costs to gold equivalent ounces and higher fuel and energy costs. Depreciation and amortization per gold ounce decreased 4% primarily due to lower co-product allocation of costs to gold, partially offset by lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 4% primarily due to higher gold equivalent ounces - other metals sold, partially offset by higher co-product allocation of costs to other metals. All-in sustaining costs per gold ounce increased 81% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 78% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals.
Six months ended June 30, 2022 compared to 2021
CC&V, USA. Gold production decreased 35% primarily due to lower leach pad recoveries and lower ore milled due to the mill shut down and temporary idling in the current year. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 36% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 33% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital costs.
Musselwhite, Canada. Gold production increased 3% primarily due to higher mill throughput, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 29% primarily driven by higher contract labor costs, higher fuel and energy costs and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 6% primarily due to lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 23% primarily due to higher costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production decreased 10% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 19% primarily due to higher fuel and energy costs and lower gold ounces sold. Depreciation and amortization per gold ounce increased 14% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower advanced project spend.
Éléonore, Canada. Gold production decreased 31% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 49% primarily due to lower gold ounces sold and higher maintenance costs for underground equipment. Depreciation and amortization per gold ounce increased 9% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 38% primarily due to higher costs applicable to sales per gold ounce.
Peñasquito, Mexico. Gold production decreased 26% primarily due to lower ore grade milled and lower mill recovery. Gold equivalent ounces – other metals production increased 4% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce increased 63% primarily due to the Peñasquito Profit-Sharing Agreement entered into during the second quarter of 2022, higher fuel and energy costs and lower gold ounces sold, partially offset by lower co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals increased 57% primarily due to the Peñasquito Profit-Sharing Agreement entered into during the second quarter of 2022, higher co-product allocation of costs to other metals and higher fuel and energy costs, partially offset by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce increased 5% primarily due to lower gold ounces sold, partially offset by lower co-product allocation of costs to gold. Depreciation and amortization per gold equivalent ounce – other metals increased 4% primarily due to higher co-product allocation of costs to other metals. All-in sustaining costs per gold ounce increased 57% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 50% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals.

South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	68	67	$1,058	$471	$315	$344	$1,321	$1,029
Merian	96	105	972	767	207	236	1,173	909
Cerro Negro	74	76	926	875	541	501	1,106	1,133
Total / Weighted Average (3)	238	248	$982	$721	$349	$352	$1,203	$1,022
Yanacocha (—% and 48.65%, respectively) (4)	(3)	(32)
Merian (25%)	(25)	(27)
Attributable to Newmont	210	189

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	70	78

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	133	129	$1,022	$635	$340	$395	$1,243	$1,117
Merian	197	219	906	758	211	235	1,079	887
Cerro Negro	142	132	948	868	568	524	1,172	1,181
Total / Weighted Average (3)	472	480	$952	$753	$358	$362	$1,164	$1,041
Yanacocha (—% and 48.65%, respectively) (4)	(14)	(62)
Merian (25%)	(50)	(55)
Attributable to Newmont	408	363

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	139	169
___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)The Company acquired the remaining 5% interest in Yanacocha from Sumitomo during the second quarter of 2022, resulting in 100% ownership interest as of June 30, 2022. The Company recognized amounts attributable to non-controlling interests for Yanacocha during the three and six months ended June 30, 2022 for the period prior to acquiring 100% ownership. Refer to Note 1 of the Condensed Consolidated Financial Statement for further information.
(5)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended June 30, 2022 compared to 2021
Yanacocha, Peru. Gold production increased 1% primarily due to higher leach pad production in the current year. Costs applicable to sales per gold ounce increased 125% primarily due to lower by-product credits resulting from silver sale shipments in the prior year and higher fuel and energy costs, partially offset by lower worker participation costs. Depreciation and amortization per gold ounce decreased 8% primarily due to higher gold ounces sold and lower depreciation rates. All-in sustaining costs per gold ounce increased 28% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower reclamation costs and lower COVID-19 costs.
Merian, Suriname. Gold production decreased 9% primarily due to lower mill throughput and lower ore grade milled, partially offset by a drawdown of in-circuit inventory compared to a build-up in the prior year. Costs applicable to sales per gold ounce increased 27% primarily due to higher fuel and energy costs and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 12% primarily due to lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 29% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Cerro Negro, Argentina. Gold production decreased 3% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 6% primarily due to higher equipment and mill maintenance costs, higher shipping costs and lower gold ounces sold. Depreciation and amortization per gold ounce increased 8% primarily due to higher mineral interest amortization and lower gold ounces sold. All-in sustaining costs per gold ounce decreased 2% primarily due to lower sustaining capital spend and lower COVID-19 costs, partially offset by higher costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 10% primarily due to lower ore grade milled. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Six months ended June 30, 2022 compared to 2021
Yanacocha, Peru. Gold production increased 3% primarily due to higher leach pad production in the current year. Costs applicable to sales per gold ounce increased 61% primarily due to lower by-product credits resulting from silver sale shipments in the prior year and higher fuel and material costs, partially offset by lower worker participation costs. Depreciation and amortization per gold ounce decreased 14% primarily due to higher gold ounces sold and lower depreciation rates. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower reclamation costs and lower COVID-19 costs.
Merian, Suriname. Gold production decreased 10% primarily due to lower mill throughput. Costs applicable to sales per gold ounce increased 20% primarily due to higher fuel and energy costs and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 10% primarily due to lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 22% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 8% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 9% primarily due to higher direct operating costs as a result of higher equipment and mill maintenance costs and higher shipping costs, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 8% primarily due to higher mineral interest amortization, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce decreased 1% primarily due to lower sustaining capital spend and lower COVID-19 costs, partially offset by higher costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 18% primarily due to lower ore grade milled, partially offset by higher mill throughput. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	233	188	$753	$855	$138	$139	$854	$1,023
Tanami	133	111	631	605	194	204	873	919
Total/Weighted-Average (4)	366	299	$710	$764	$161	$168	$873	$997

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	64	43	$710	$898	$135	$143	$818	$1,088
Total/Weighted-Average (4)	64	43	$710	$898	$135	$143	$829	$1,113

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	415	340	$781	$874	$139	$140	$888	$1,157
Tanami	233	228	644	587	206	198	933	854
Total/Weighted-Average (4)	648	568	$734	$757	$166	$169	$917	$1,048

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	115	75	$765	$913	$139	$146	$881	$1,216
Total/Weighted-Average (4)	115	75	$765	$913	$139	$146	$895	$1,231
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

(2)For the three months ended June 30, 2022 and 2021, Depreciation and amortization includes $— and $1 at Tanami in care and maintenance costs. For the six months ended June 30, 2022 and 2021, Depreciation and amortization includes $— and $1 at Tanami in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis. For the three months ended June 30, 2022 and 2021, All-in sustaining costs includes $— and $2 at Tanami in care and maintenance costs recorded in Other expense, net. For the six months ended June 30, 2022 and 2021, All-in sustaining costs includes $— and $2 at Tanami in care and maintenance costs recorded in Other expense, net.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended June 30, 2022 and 2021, Boddington produced 24 million and 19 million pounds of copper, respectively. For the six months ended June 30, 2022 and 2021, Boddington produced 43 million and 33 million pounds of copper, respectively.
Three months ended June 30, 2022 compared to 2021
Boddington, Australia. Gold production increased 24% primarily due to higher ore grade milled, partially offset by lower mill throughput. Gold equivalent ounces – other metals production increased 49% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 12% primarily due to higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher mill maintenance costs, higher fuel and energy costs and higher shipping costs. Costs applicable to sales per gold equivalent ounce – other metals decreased 21% primarily due to higher gold equivalent ounces - other metals sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher direct operating costs and higher shipping costs. Depreciation and amortization per gold ounce decreased 1% primarily due to higher gold ounces sold, partially offset by asset additions. Depreciation and amortization per gold equivalent ounce – other metals decreased 6% primarily due to higher gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce decreased 17% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 25% primarily due to lower costs applicable to sales per gold equivalent ounces - other metals and lower sustaining capital costs.
Tanami, Australia. Gold production increased 20% primarily due to a drawdown of in-circuit inventory compared to a build-up in the prior year and higher ore grade milled. Costs applicable to sales per gold ounce increased 4% primarily due to higher direct operating costs, partially offset by higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce decreased 5% primarily due higher gold ounces sold. All-in sustaining costs per gold ounce decreased 5% primarily due to lower sustaining capital spend, partially offset by higher costs applicable to sales per gold ounce.
Six months ended June 30, 2022 compared to 2021
Boddington, Australia. Gold production increased 22% primarily due to higher ore grade milled, partially offset by lower mill throughput. Gold equivalent ounces – other metals production increased 53% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 11% primarily due to higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher mill maintenance costs, higher fuel and energy costs and higher shipping costs. Costs applicable to sales per gold equivalent ounce – other metals decreased 16% primarily due to higher gold equivalent ounces - other metals sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher co-product allocation of costs to copper and higher shipping costs. Depreciation and amortization per gold ounce decreased 1% primarily due to higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 5% primarily due to higher gold equivalent ounces - other metals sold, partially offset by higher co-product allocation of costs to copper. All-in sustaining costs per gold ounce decreased 23% primarily due to lower sustaining capital spend and lower costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals decreased 28% primarily due to lower sustaining capital spend and lower costs applicable to sales per gold equivalent ounces - other metals.
Tanami, Australia. Gold production increased 2% primarily due by a lower build up of in-circuit inventory compared to the prior year and higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce increased 10% primarily due to higher direct operating costs, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 4% primarily due to asset additions. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce.
Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	135	107	$952	$891	$310	$323	$1,130	$1,122
Akyem	108	95	701	616	306	315	837	828
Total / Weighted Average (3)	243	202	$838	$763	$308	$320	$1,017	$1,000

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	242	209	$967	$887	$301	$318	$1,171	$1,108
Akyem	199	198	717	625	316	310	884	806
Total / Weighted Average (3)	441	407	$853	$760	$308	$314	$1,057	$974
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended June 30, 2022 compared to 2021
Ahafo, Ghana. Gold production increased 26% primarily due to higher mill throughput and higher ore grade milled. Costs applicable to sales per gold ounce increased 7% primarily due to higher fuel and energy costs, higher contracted service costs and higher royalty payments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 4% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 1% primarily due to higher costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production increased 14% primarily due to higher mill throughput and higher ore grade milled. Costs applicable to sales per gold ounce increased 14% primarily due to higher fuel and energy costs, higher contracted service costs and higher royalty payments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 3% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 1% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Six months ended June 30, 2022 compared to 2021
Ahafo, Ghana. Gold production increased 16% primarily due to higher mill throughput and higher ore grade milled, partially offset by a build up of in-circuit inventory compared to a drawdown in the prior year. Costs applicable to sales per gold ounce increased 9% primarily due to higher fuel and energy costs, higher contracted service costs and higher royalty payments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 5% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 6% primarily due to higher costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production increased 1% primarily due to higher mill throughput and a higher drawdown of in-circuit inventory compared to the prior year, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 15% primarily due to higher fuel and energy costs, higher contracted service costs and higher royalty payments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 2% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	290	284	$1,035	$753	$435	$448	$1,263	$985
Total/Weighted-Average (3)	290	284	$1,035	$753	$435	$448	$1,263	$985

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	578	587	$967	$749	$435	$432	$1,176	$924
Total/Weighted-Average (3)	578	587	$967	$749	$435	$432	$1,176	$924
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.

Three months ended June 30, 2022 compared to 2021
Nevada Gold Mines. Attributable gold production increased 2% primarily due to higher mill throughput at Carlin, partially offset lower leach pad production at Long Canyon due to the ramp down of mining and the sale of the Lone Tree property at Phoenix, lower mill throughput at Cortez and lower grades milled at Turquoise Ridge.
Costs applicable to sales per gold ounce increased 37% primarily due to lower by-product credits at Phoenix, a drawdown of inventory at Turquoise Ridge and Long Canyon, inventory adjustments at Cortez and higher direct operating costs and higher inventory adjustments at Carlin.
Depreciation and amortization per gold ounce decreased 3% primarily due to higher gold ounces sold at Carlin.
All-in sustaining costs per gold ounce increased 28% primarily due to higher costs applicable to sales per gold ounce at all NGM sites.
Six months ended June 30, 2022 compared to 2021
Nevada Gold Mines. Attributable gold production decreased 2% primarily due to lower leach pad production at Long Canyon due to the ramp down of mining and the sale of the Lone Tree property at Phoenix, partially offset by higher leach pad recoveries at Cortez.
Costs applicable to sales per gold ounce increased 29% primarily due to lower by-product credits at Phoenix, a drawdown of inventory at Turquoise Ridge and Long Canyon, higher direct operating costs at Carlin and higher direct operating costs and higher inventory adjustments at Cortez.
Depreciation and amortization per gold ounce increased 1% primarily due to lower gold ounces sold at Long Canyon and Turquoise Ridge, partially offset by higher ounces sold at Carlin.
All-in sustaining costs per gold ounce increased 27% primarily due to higher costs applicable to sales per gold ounce at all NGM sites, as well as higher sustaining capital spend at Turquoise Ridge and Phoenix.
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
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Mexican peso, the Canadian dollar, the Argentine peso, the Peruvian sol, the Surinamese dollar and the Ghanaian cedi. Approximately 46% and 47% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three and six months ended June 30, 2022, respectively, as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Australian Dollar	15%	17%
Mexican Peso	13%	12%
Canadian Dollar	12%	12%
Argentine Peso	3%	3%
Peruvian Sol	2%	2%
Surinamese Dollar	1%	1%
Ghanaian Cedi	—%	—%
Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $27 during the three months ended June 30, 2022, compared to the same period in 2021, primarily in Australia, Argentina and Canada. Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $24 during the six months ended June 30, 2022, compared to the same period in 2021, primarily in Australia, Argentina and Suriname.
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
Our Merian mine, located in the country of Suriname, is a U.S. dollar functional currency entity. Suriname has experienced significant inflation over the last three years and has a highly inflationary economy. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. The Central Bank of Suriname adopted a controlled floating rate system, which resulted in a concurrent devaluation of the Surinamese dollar. The majority of Merian’s activity has historically been denominated in U.S. dollars due to which the devaluation of the Surinamese dollar has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
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
The COVID-19 pandemic and the Russian invasion of Ukraine continue to have a material impact on the global economy, the scale and duration of which remain uncertain. Depending on the duration and extent of the impact of these events, sites could be placed into care and maintenance; commodity prices and the prices for gold and other metals could experience volatility; transportation industry disruptions could occur, including limitations on shipping produced metals; refineries or smelters could be temporarily closed; our supply chain could be disrupted; cost inflation rates could increase; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of June 30, 2022, we believe our available liquidity allows us to manage the near-term impacts of the COVID-19 pandemic and the Russian invasion of Ukraine on our business.
At June 30, 2022, the Company had $4,307 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds at times, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than one dollar. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At June 30, 2022, $2,163 of Cash and cash equivalents, was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. Cash and cash equivalents denominated in Argentine Peso are subject to regulatory restrictions. See Foreign Currency Exchange Rates above for further information. At June 30, 2022, $1,734 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, pay dividends, complete our stock repurchase program and meet other liquidity requirements for the foreseeable future. At June 30, 2022, our borrowing capacity on our revolving credit facility was $3,000, and we had no borrowings outstanding under the revolving credit facility. We continue to remain compliant with covenants, and there have been no impacts to-date, nor do we anticipate any negative impacts from COVID-19, on our ability to access funds available on this facility.

Our financial position was as follows:

	At June 30, 2022	At December 31, 2021
Debt	$5,568	$5,652
Lease and other financing obligations	605	650
Less: Cash and cash equivalents	(4,307)	(4,992)
Net debt	$1,866	$1,310
Borrowing capacity on revolving credit facility	$3,000	$3,000
Total liquidity (1)	$7,307	$7,992
____________________________
(1)Total liquidity is calculated as the total of our Cash and cash equivalents and the borrowing capacity on our revolving credit facility.
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $1,722 during the six months ended June 30, 2022, a decrease in cash provided of $112 from the six months ended June 30, 2021, primarily due to an increase in operating cash expenditures resulting from the Input Cost Inflation Impacts and an increase in payments for reclamation and remediation obligations, partially offset by a decrease in tax payments, an increase in accounts payable due to timing of payments to vendors and higher average realized gold prices.
Net cash provided by (used in) investing activities was $(1,034) during the six months ended June 30, 2022, a decrease in cash used of $93 from the six months ended June 30, 2021, primarily due to the acquisition of GT Gold in 2021, partially offset by higher capital expenditures in 2022, the payment to Buenaventura relating to the sale of the La Zanja equity method investment in 2022, and proceeds from the sale of TMAC in 2021.
Net cash provided by (used in) financing activities was $(1,417) during the six months ended June 30, 2022, a decrease in cash used of $249 from the six months ended June 30, 2021, primarily due to higher net repayments of debt in 2021 and higher stock repurchases in 2021, partially offset by the acquisition of noncontrolling interest in Yanacocha in 2022.
Capital Resources
In July 2022, the Board declared a dividend of $0.55 per share, determined under the dividend framework. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
No share repurchases occurred during the three months ended June 30, 2022. At June 30, 2022, $475 of the $1 billion authorized repurchases remain available through the authorized the program's maturity date of December 31, 2022.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. For example, total development capital spend on the Ahafo North project, which received full funding approval from the Board of Directors in July 2021, is expected to be funded from existing liquidity and future operating cash flows. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations, where these projects will enhance production or reserves, are considered non-sustaining or development capital. In addition, the Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure it executes on its capital priorities and provides long-term value to shareholders. The Company’s decision to reprioritize, sell or abandon a development project, which may include returning mining concessions to host governments, could result in a future impairment charge.
Additionally, in 2020 we announced climate targets to reduce GHG emissions and plans to significantly invest in climate change initiatives in support of this goal, which may be capital in nature. As part of these initiatives, in November 2021, Newmont announced a strategic alliance with Caterpillar Inc. (“CAT”) with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. To support the alliance, Newmont pledged a preliminary investment of $100, of which $34 was paid in July 2022 and is expected to be recorded in Advanced projects, research and development within our Condensed Consolidated Statements of Operations, to CAT in connection with initial automation and electrification goals for surface and underground mining infrastructures and haulage fleets at Newmont’s CC&V mine in Colorado, USA and Tanami mine in Northern Territory, Australia.
For additional information, refer to Part II, Item 7, Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. For risks related to climate-related capital expenditures, see

Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
For the six months ended June 30, 2022 and 2021, we had Additions to property, plant and mine development as follows:

	2022			2021
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$63	$160	$223	$11	$147	$158
South America	174	57	231	58	53	111
Australia	129	89	218	121	146	267
Africa	102	60	162	43	54	97
Nevada	35	103	138	32	85	117
Corporate and other	4	7	11	1	9	10
Accrual basis	$507	$476	$983	$266	$494	$760
Decrease (increase) in non-cash adjustments			(27)			54
Cash basis			$956			$814
For the six months ended June 30, 2022, development capital projects primarily included Pamour in North America; Yanacocha Sulfides and Cerro Negro expansion projects in South America; Tanami Expansion 2 in Australia; Ahafo North in Africa; and Goldrush Complex in NGM. Development capital costs (excluding capitalized interest) on our Ahafo North project since approval were $142, of which $75 related to the six months ended June 30, 2022. Development capital costs (excluding capitalized interest) on our Tanami Expansion 2 project since approval were $395, of which $111 related to the six months ended June 30, 2022.
For the six months ended June 30, 2021, development capital projects primarily included Pamour in North America; Yanacocha Sulfides, Quecher Main and Cerro Negro expansion projects in South America; Tanami Expansion 2 in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex and Turquoise Ridge 3rd shaft in Nevada.
Sustaining capital includes capital expenditures such as underground and surface mine development, tailings facility construction, mining equipment, capitalized component purchases and water treatment plant construction. Additionally, for the six months ended June 30, 2021, sustaining capital included haul truck purchases for the Autonomous Haulage System in Australia.
Refer to Note 2 and Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Non-GAAP Financial Measures, "All-In Sustaining Costs" for further information.
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
Debt Covenants. There were no changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding our debt covenants. At June 30, 2022, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the “Obligor Group”). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $178 and $(209) at June 30, 2022 and December 31, 2021, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM and 100% interest in Yanacocha. For further information regarding these and our other operations, refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at June 30, 2022 and December 31, 2021.

	Obligor Group		Newmont USA
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current intercompany assets	$13,352	$12,959	$5,575	$5,450
Non-current intercompany assets	$557	$2,301	$543	$448
Current intercompany liabilities	$12,456	$11,052	$1,918	$1,963
Current external debt	$—	$—	$—	$—
Non-current external debt	$5,561	$5,558	$—	$—
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
At June 30, 2022, Newmont USA had approximately $5,561 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at June 30, 2022, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At June 30, 2022, (i) Newmont’s total consolidated indebtedness was approximately $6,173, none of which was secured (other than $605 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $5,334 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 13 of the Condensed Consolidated Financial Statements.
Contractual Obligations
As of June 30, 2022, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2021, except in regards to the reduction of employee-related benefit obligations resulting from the pension annuitization as noted in Note 7 of the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding our contractual obligations.
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

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings Environmental and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” for the year ended December 31, 2021, filed February 24, 2022 on Form 10-K.
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
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Refer to Non-GAAP Financial Measures within Part II, Item 7 within our Form 10-K filed with the SEC on February 24, 2022 for further information on the Non-GAAP financial measures presented below, including why management believes that its presentation of non-GAAP financial measures provides useful information to investors.
Earnings before interest, taxes, depreciation and amortization and Adjusted earnings before interest, taxes, depreciation and amortization
Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Newmont stockholders	$387	$650	$835	$1,209
Net income (loss) attributable to noncontrolling interests	13	11	34	31
Net (income) loss from discontinued operations	(8)	(10)	(24)	(31)
Equity loss (income) of affiliates	(17)	(49)	(56)	(99)
Income and mining tax expense (benefit)	33	341	247	576
Depreciation and amortization	559	561	1,106	1,114
Interest expense, net of capitalized interest	57	68	119	142
EBITDA	$1,024	$1,572	$2,261	$2,942
Adjustments:
Pension settlement (1)	—	—	130	—
Change in fair value of investments (2)	135	(26)	96	84
(Gain) loss on asset and investment sales (3)	—	—	35	(43)
Settlement costs (4)	5	8	18	11
Reclamation and remediation charges (5)	—	20	13	30
Impairment of long-lived and other assets (6)	2	11	2	12
COVID-19 specific costs (7)	1	1	1	2
Restructuring and severance (8)	—	5	1	10
Other (9)	(18)	—	(18)	—
Adjusted EBITDA	$1,149	$1,591	$2,539	$3,048
____________________________
(1)Pension settlement, included in Other income (loss), net, represents pension settlement charges in 2022 related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
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
(4)Settlement costs, included in Other expense, net, are primarily comprised of a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022.
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
(8)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
(9)Primarily comprised of a reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022, included in Other income (loss), net.

Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$387	$0.49	$0.49	$835	$1.05	$1.05
Net loss (income) attributable to Newmont stockholders from discontinued operations	(8)	(0.01)	(0.01)	(24)	(0.03)	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations	379	0.48	0.48	811	1.02	1.02
Pension settlement (2)	—	—	—	130	0.16	0.16
Change in fair value of investments (3)	135	0.17	0.17	96	0.13	0.13
(Gain) loss on asset and investment sales (4)	—	—	—	35	0.04	0.04
Settlement costs (5)	5	—	—	18	0.03	0.03
Reclamation and remediation charges (6)	—	—	—	13	0.02	0.02
Impairment of long-lived and other assets (7)	2	—	—	2	—	—
COVID-19 specific costs (8)	1	—	—	1	—	—
Restructuring and severance (9)	—	—	—	1	—	—
Other (10)	(18)	(0.03)	(0.03)	(18)	(0.03)	(0.03)
Tax effect of adjustments (11)	(25)	(0.03)	(0.03)	(62)	(0.08)	(0.08)
Valuation allowance and other tax adjustments (12)	(117)	(0.13)	(0.13)	(119)	(0.14)	(0.15)
Adjusted net income (loss)	$362	$0.46	$0.46	$908	$1.15	$1.14

Weighted average common shares (millions): (13)		794	795		793	795
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Pension settlement, included in Other income (loss), net, represents pension settlement charges in 2022 related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
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
(5)Settlement costs, included in Other expense, net, primarily are comprised of legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine.
(6)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 of the Condensed Consolidated Financial Statement for further information.
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
(10)Primarily comprised of a reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022, included in Other income (loss), net.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2022 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $37 and $49, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(23) and $(26), net reductions to the reserve for uncertain tax positions of $(5) and $(17), other tax adjustments of $(1) and $—, and a tax settlement in Mexico of $(125) and $(125). For further information on reductions to the reserve for uncertain tax positions, refer to Note 8 of the Condensed Consolidated Financial Statements.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$650	$0.81	$0.81	$1,209	$1.51	$1.51
Net loss (income) attributable to Newmont stockholders from discontinued operations	(10)	(0.01)	(0.01)	(31)	(0.04)	(0.04)
Net income (loss) attributable to Newmont stockholders from continuing operations	640	0.80	0.80	1,178	1.47	1.47
Change in fair value of investments (2)	(26)	(0.03)	(0.03)	84	0.10	0.10
Gain (loss) on asset and investment sales (3)	—	—	—	(43)	(0.05)	(0.05)
Reclamation and remediation charges (4)	20	0.02	0.02	30	0.04	0.04
Impairment of long-lived and other assets (5)	11	0.01	0.01	12	0.01	0.01
Settlement costs (6)	8	0.01	0.01	11	0.01	0.01
Restructuring and severance, net (7)	5	—	—	9	0.01	0.01
COVID-19 specific costs (8)	1	—	—	2	—	—
Tax effect of adjustments (9)	(11)	—	—	(30)	(0.03)	(0.03)
Valuation allowance and other tax adjustments, net (10)	22	0.03	0.02	11	0.02	0.02
Adjusted net income (loss)	$670	$0.84	$0.83	$1,264	$1.58	$1.58

Weighted average common shares (millions): (11)		801	803		801	802
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
(7)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company. Total amount is presented net of income (loss) attributable to noncontrolling interests of $— and $(1), respectively.
(8)COVID-19 specific costs, included in Other expense, net, primarily includes amounts distributed from the Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $19 and $40, respectively, of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information.
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

Free Cash Flow
The following table sets forth a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow, as well as information regarding Net cash provided by (used in) investing activities and Net cash provided by (used in) financing activities.

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$1,737	$1,836
Less: Net cash used in (provided by) operating activities of discontinued operations	(15)	(2)
Net cash provided by (used in) operating activities of continuing operations	1,722	1,834
Less: Additions to property, plant and mine development	(956)	(814)
Free Cash Flow	$766	$1,020

Net cash provided by (used in) investing activities (1)	$(1,034)	$(1,127)
Net cash provided by (used in) financing activities	$(1,417)	$(1,666)
____________________________
(1)Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.
Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs applicable to sales (1)(2)	$1,381	$1,091	$2,565	$2,156
Gold sold (thousand ounces)	1,482	1,444	2,811	2,861
Costs applicable to sales per ounce (3)	$932	$755	$912	$754
____________________________
(1)Includes by-product credits of $26 and $72 during the three months ended June 30, 2022 and 2021, respectively, and $53 and $127 during the six months ended June 30, 2022 and 2021, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs applicable to sales (1)(2)	$327	$190	$578	$372
Gold equivalent ounces - other metals (thousand ounces) (3)	333	302	683	629
Costs applicable to sales per gold equivalent ounce (4)	$983	$629	$846	$590
____________________________
(1)Includes by-product credits of $2 and $2 during the three months ended June 30, 2022 and 2021, respectively, and $4 and $3 during the six months ended June 30, 2022 and 2021, respectively
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022 and Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021.
(4)Per ounce measures may not recalculate due to rounding.

All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended June 30, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (9)
Gold
CC&V	$49	$4	$2	$—	$2	$—	$14	$71	46	$1,553
Musselwhite	53	1	2	—	—	—	11	67	40	1,693
Porcupine	71	1	4	—	—	—	14	90	68	1,328
Éléonore	71	2	1	—	2	—	14	90	47	1,922
Peñasquito (10)	127	3	1	—	—	6	18	155	130	1,187
Other North America	—	—	—	2	—	—	—	2	—	—
North America	371	11	10	2	4	6	71	475	331	1,437

Yanacocha	73	6	2	—	4	—	6	91	69	1,321
Merian	94	1	4	—	1	—	13	113	96	1,173
Cerro Negro	71	2	1	—	1	—	11	86	78	1,106
Other South America	—	—	—	2	—	—	—	2	—	—
South America	238	9	7	2	6	—	30	292	243	1,203

Boddington	181	4	1	—	1	5	14	206	241	854
Tanami	84	1	1	—	2	—	28	116	132	873
Other Australia	—	—	1	2	—	—	1	4	—	—
Australia	265	5	3	2	3	5	43	326	373	873

Ahafo	129	2	—	—	—	—	22	153	135	1,130
Akyem	76	8	—	—	—	—	7	91	109	837
Other Africa	—	—	1	3	—	—	1	5	—	—
Africa	205	10	1	3	—	—	30	249	244	1,017

Nevada Gold Mines	302	3	4	2	—	—	57	368	291	1,263
Nevada	302	3	4	2	—	—	57	368	291	1,263

Corporate and Other	—	—	16	50	—	—	2	68	—	—
Total Gold	$1,381	$38	$41	$61	$13	$11	$233	$1,778	1,482	$1,199

Gold equivalent ounces - other metals (11)
Peñasquito (10)	$278	$5	$4	$—	$1	$32	$35	$355	264	$1,347
Other North America	—	—	—	—	—	—	—	—	—	—
North America	278	5	4	—	1	32	35	355	264	1,349

Boddington	49	—	1	—	—	3	3	56	69	818
Other Australia	—	—	—	1	—	—	—	1	—	—
Australia	49	—	1	1	—	3	3	57	69	829

Corporate and Other	—	—	3	11	—	—	1	15	—	—
Total Gold Equivalent Ounces	$327	$5	$8	$12	$1	$35	$39	$427	333	$1,286

Consolidated	$1,708	$43	$49	$73	$14	$46	$272	$2,205
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $28 and excludes co-product revenues of $336.

(3)Includes stockpile and leach pad inventory adjustments of $2 at CC&V and $27 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $16 and $27, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $29 and $4, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $1 at Peñasquito, $1 at Other North America, $3 at Yanacocha, $2 at Merian, $3 at Cerro Negro, $11 at Other South America, $6 at Tanami, $4 at Other Australia, $7 at Ahafo, $4 at Akyem, $5 at NGM and $10 at Corporate and Other, totaling $58 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $5, impairment of long-lived and other assets of $2 and distributions from the Newmont Global Community Support Fund of $1.
(7)Includes sustaining capital expenditures of $94 for North America, $30 for South America, $43 for Australia, $29 for Africa, $57 for Nevada, and $3 for Corporate and Other, totaling $256 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $263. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(8)Includes finance lease payments for sustaining projects of $16.
(9)Per ounce measures may not recalculate due to rounding.
(10)Costs applicable to sales includes $70 related to the Peñasquito Profit-Sharing Agreement. For further information, refer to Note 3 of the Condensed Consolidated Financial Statements.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.

Three Months Ended June 30, 2021	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$59	$1	$5	$—	$—	$—	$7	$72	63	$1,142
Musselwhite	37	1	2	—	1	—	9	50	35	1,420
Porcupine	61	1	5	—	—	—	13	80	66	1,193
Éléonore	65	—	1	—	1	—	19	86	67	1,287
Peñasquito	95	2	—	—	1	5	14	117	181	656
Other North America	—	—	(1)	—	1	—	—	—	—	—
North America	317	5	12	—	4	5	62	405	412	985

Yanacocha	32	24	—	—	8	—	6	70	68	1,029
Merian	83	1	3	—	2	—	10	99	108	909
Cerro Negro	69	2	—	—	4	—	14	89	79	1,133
Other South America	—	—	—	2	1	—	—	3	—	—
South America	184	27	3	2	15	—	30	261	255	1,022

Boddington	162	3	1	—	—	3	24	193	189	1,023
Tanami	65	1	1	—	2	—	30	99	109	919
Other Australia	—	—	—	2	1	—	2	5	—	—
Australia	227	4	2	2	3	3	56	297	298	997

Ahafo	92	2	1	—	2	—	19	116	104	1,122
Akyem	56	7	1	—	1	—	11	76	90	828
Other Africa	—	—	1	2	—	—	—	3	—	—
Africa	148	9	3	2	3	—	30	195	194	1,000

Nevada Gold Mines	215	3	4	2	2	—	54	280	285	985
Nevada	215	3	4	2	2	—	54	280	285	985

Corporate and Other	—	—	14	38	(2)	—	5	55	—	—
Total Gold	$1,091	$48	$38	$46	$25	$8	$237	$1,493	1,444	$1,035

Gold equivalent ounces - other metals (11)
Peñasquito	$152	$3	$1	$—	$2	$14	$25	$197	260	$755
Other North America	—	—	—	1	—	—	—	1	—	—
North America	152	3	1	1	2	14	25	198	260	761

Boddington	38	—	1	—	—	2	5	46	42	1,088
Other Australia	—	—	—	1	—	—	—	1	—	—
Australia	38	—	1	1	—	2	5	47	42	1,113

Corporate and Other	—	—	6	16	—	—	1	23	—	—
Total Gold Equivalent Ounces	$190	$3	$8	$18	$2	$16	$31	$268	302	$886

Consolidated	$1,281	$51	$46	$64	$27	$24	$268	$1,761
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
(6)Care and maintenance, included in Other expense, net, includes $2 at Tanami of cash care and maintenance costs associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended June 30, 2021 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for impairment of long-lived and other assets of $11, settlement costs of $8, restructuring and severance of $5 and distributions from the Newmont Global Community Support Fund of $1.
(8)Includes sustaining capital expenditures of $74 for North America, $30 for South America, $58 for Australia, $29 for Africa, $54 for Nevada, and $6 for Corporate and Other, totaling $251 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $164. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(9)Includes finance lease payments for sustaining projects of $17.
(10)Per ounce measures may not recalculate due to rounding.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021.

Six Months Ended June 30, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (9)
Gold
CC&V	$101	$7	$3	$—	$3	$—	$18	$132	82	$1,608
Musselwhite	96	3	3	—	1	—	17	120	72	1,670
Porcupine	137	2	6	—	—	—	23	168	128	1,313
Éléonore	133	4	1	—	3	—	26	167	97	1,734
Peñasquito (10)	214	5	2	—	1	13	32	267	264	1,013
Other North America	—	—	—	3	1	—	—	4	—	—
North America	681	21	15	3	9	13	116	858	643	1,336

Yanacocha	140	10	2	—	7	—	11	170	137	1,243
Merian	181	3	5	—	2	—	24	215	199	1,079
Cerro Negro	134	3	1	—	7	—	22	167	142	1,172
Other South America	—	—	—	5	—	—	—	5	—	—
South America	455	16	8	5	16	—	57	557	478	1,164

Boddington	343	9	2	—	1	8	27	390	439	888
Tanami	149	1	4	—	5	—	57	216	231	933
Other Australia	—	—	1	4	—	—	4	9	—	—
Australia	492	10	7	4	6	8	88	615	670	917

Ahafo	235	4	1	—	1	—	44	285	243	1,171
Akyem	143	15	1	—	—	—	17	176	199	884
Other Africa	—	—	1	5	—	—	1	7	—	—
Africa	378	19	3	5	1	—	62	468	442	1,057

Nevada Gold Mines	559	4	7	5	—	1	103	679	578	1,176
Nevada	559	4	7	5	—	1	103	679	578	1,176

Corporate and Other	—	—	39	93	(1)	—	6	137	—	—
Total Gold	$2,565	$70	$79	$115	$31	$22	$432	$3,314	2,811	$1,179

Gold equivalent ounces - other metals (11)
Peñasquito (10)	$483	$10	$6	$—	$4	$65	$68	$636	559	$1,138
Other North America	—	—	—	1	—	—	—	1	—	—
North America	483	10	6	1	4	65	68	637	559	1,140

Boddington	95	1	1	—	—	5	7	109	124	881
Other Australia	—	—	—	1	—	—	1	2	—	—
Australia	95	1	1	1	—	5	8	111	124	895

Corporate and Other	—	—	8	20	—	—	1	29	—	—
Total Gold Equivalent Ounces	$578	$11	$15	$22	$4	$70	$77	$777	683	$1,138

Consolidated	$3,143	$81	$94	$137	$35	$92	$509	$4,091
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $57 and excludes co-product revenues of $845.
(3)Includes stockpile and leach pad inventory adjustments of $7 at CC&V, $3 at Merian and $28 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $32 and $49, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $57 and $21, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $1 at Porcupine, $3 at Peñasquito, $1 at Other North America, $4 at Yanacocha, $4 at Merian, $6 at Cerro Negro, $20 at Other South America, $9 at Tanami, $7 at Other

Australia, $10 at Ahafo, $7 at Akyem, $8 at NGM and $14 at Corporate and Other, totaling $95 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $18, impairment of long-lived and other assets of $2, restructuring and severance costs of $1 and distributions from the Newmont Global Community Support Fund of $1.
(7)Includes sustaining capital expenditures of $160 for North America, $57 for South America, $89 for Australia, $60 for Africa, $103 for Nevada, and $7 for Corporate and Other, totaling $476 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $480. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(8)Includes finance lease payments for sustaining projects of $33.
(9)Per ounce measures may not recalculate due to rounding.
(10)Costs applicable to sales includes $70 related to the Peñasquito Profit-Sharing Agreement. For further information, refer to Note 3 of the Condensed Consolidated Financial Statements.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.

Six Months Ended June 30, 2021	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$120	$3	$5	$—	$—	$—	$16	$144	119	$1,209
Musselwhite	76	1	4	—	1	—	18	100	74	1,359
Porcupine	127	2	9	—	—	—	22	160	140	1,146
Éléonore	118	1	2	—	3	—	37	161	128	1,258
Peñasquito	184	4	1	—	4	15	30	238	371	644
Other North America	—	—	—	2	1	—	—	3	—	—
North America	625	11	21	2	9	15	123	806	832	971

Yanacocha	82	36	2	—	16	—	8	144	129	1,117
Merian	164	2	3	—	3	—	20	192	216	887
Cerro Negro	109	3	1	—	10	—	25	148	126	1,181
Other South America	—	—	—	4	2	—	—	6	—	—
South America	355	41	6	4	31	—	53	490	471	1,041

Boddington	293	6	3	—	—	6	80	388	335	1,157
Tanami	135	1	2	—	3	—	55	196	231	854
Other Australia	—	—	—	5	1	—	3	9	—	—
Australia	428	7	5	5	4	6	138	593	566	1,048

Ahafo	184	4	3	—	3	—	36	230	208	1,108
Akyem	122	15	1	—	1	—	19	158	194	806
Other Africa	—	—	1	4	—	—	—	5	—	—
Africa	306	19	5	4	4	—	55	393	402	974

Nevada Gold Mines	442	5	6	5	2	—	85	545	590	924
Nevada	442	5	6	5	2	—	85	545	590	924

Corporate and Other	—	—	39	91	—	—	8	138	—	—
Total Gold	$2,156	$83	$82	$111	$50	$21	$462	$2,965	2,861	$1,037

Gold equivalent ounces - other metals (11)
Peñasquito	$307	$5	$1	$—	$6	$57	$48	$424	558	$760
Other North America	—	—	—	1	—	—	—	1	—	—
North America	307	5	1	1	6	57	48	425	558	762

Boddington	65	1	1	—	—	3	17	87	71	1,216
Other Australia	—	—	—	1	—	—	—	1	—	—
Australia	65	1	1	1	—	3	17	88	71	1,231

Corporate and Other	—	—	6	16	—	—	1	23	—	—
Total Gold Equivalent Ounces	$372	$6	$8	$18	$6	$60	$66	$536	629	$851

Consolidated	$2,528	$89	$90	$129	$56	$81	$528	$3,501
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
(6)Care and maintenance, included in Other expense, net, includes $2 at Tanami of cash care and maintenance costs associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended June 30, 2021 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net is adjusted for impairment of long-lived and other assets of $12, settlement costs of $11, restructuring and severance costs of $10 and distributions from the Newmont Global Community Support Fund of $2.
(8)Includes sustaining capital expenditures of $147 for North America, $53 for South America, $146 for Australia, $54 for Africa, $85 for Nevada, and $9 for Corporate and Other, totaling $494 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $320. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(9)Includes finance lease payments for sustaining projects of $34.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2022 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,871 and $1,600 per ounce, respectively, a short-term and long-term copper price of $4.31 and $3.50 per pound, respectively, a short-term and long-term silver price of $22.60 and $20.00 per ounce, respectively, a short-term and long-term lead price of $1.00 and $1.05 per pound, respectively, a short-term and long-term zinc price of $1.78 and $1.30 per pound, respectively, a short-term and long-term U.S. to Australian dollar exchange rate of $0.71 and $0.75, respectively, a short-term and long-term U.S. to Canadian dollar exchange rate of $0.78 and $0.80, respectively, a short-term and long-term U.S. dollar to Mexican Peso exchange rate of $0.05 and $0.04, respectively and a short-term and long-term U.S. dollar to Argentinian Peso exchange rate of $0.01 and $0.004, respectively.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of June 30, 2022.

	Provisionally Priced Sales Subject to Final Pricing (ounces/pounds)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (1) (per ounce/pound)
Gold (ounces, in thousands)	200	$1,810	$25	$1,817
Copper (pounds, in millions)	31	$3.74	$8	$3.74
Silver (ounces, in millions)	4	$20.35	$5	$20.35
Lead (pounds, in millions)	16	$0.87	$1	$0.87
Zinc (pounds, in millions)	85	$1.44	$8	$1.47
____________________________
(1)The closing settlement price as of June 30, 2022 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 17 of the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2022 through April 30, 2022	1,102	65.04	—	$475,022,834
May 1, 2022 through May 31, 2022	4,579	72.58	—	$475,022,834
June 1, 2022 through June 30, 2022	2,524	81.23	—	$475,022,834
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) represents shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 1,102 shares, 4,579 shares and 2,524 shares for the fiscal months of April, May and June 2022, respectively.
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
ITEM 5.       OTHER INFORMATION.
None.
ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1*		Senior Executive Compensation Program of Registrant, effective January 1, 2022, filed herewith.

10.2*		Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2022, filed herewith.

10.3*		Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2022, filed herewith.

31.1	-
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
____________________________
*This exhibit relates to compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT CORPORATION
(Registrant)

Date: July 25, 2022	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2022	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)