Form 10-K/A
period 2021-12-31
NEWMONT Corp /DE/
filed 2022-07-28
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K/A
Amendment No.1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
At June 30, 2021, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $50,629,300,966 based on the closing sale price as reported on the New York Stock Exchange. There were 793,680,485 shares of common stock outstanding on July 18, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
N/A.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Newmont Corporation’s (“Newmont” or the "Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 24, 2022 (“Original Filing Date”), and is being filed solely to amend the report of the Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (“PwC”), relating to the audit of the Nevada Gold Mines LLC (“NGM”), a joint venture in which Newmont holds a 38.5% interest, contained within Part II, Item 8, Financial Statements and Supplementary Data, to correct for the inadvertent omission for the period from April 11, 2019 through December 31, 2019, which period begins on the incorporation of NGM and covers the effective date of Newmont's ownership and commencement of operations under the joint venture of July 1, 2019.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the Company’s financial statements and notes thereto or the text of such item (other than the change stated in the immediately preceding paragraph to add the period from inception of NGM on April 11, 2019 through December 31, 2019 to PwC’s audit opinion).
This Amendment includes new consents of Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, as exhibit 23.1 hereto and PwC, NGM's Independent Registered Public Accounting Firm, as exhibit 23.2 hereto, and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2 hereto.
Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the original Form 10-K or reflect any events that have occurred after the Original Filing Date. Please refer to the Company's Current Reports on Form 8-K and Form 10-Q for the periods ended March 31, 2022 and June 30, 2022 for such subsequent events or transactions.

PART II
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
Denver, Colorado
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Members of Nevada Gold Mines LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of Nevada Gold Mines LLC and its subsidiaries (together, the Joint Venture) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of changes in members’ equity and of cash flows for the years then ended, and for the period from inception on April 11, 2019 to December 31, 2019, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). We also have audited the Joint Venture's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, and for the period from inception on April 11, 2019 to December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Joint Venture maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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
Description of Securities of Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended. Incorporated by reference to Exhibit 4.15 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

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
Subsidiaries of Newmont Corporation. Incorporated by reference to Exhibit 21 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

22	-
Guarantor Subsidiary of Newmont Corporation. Incorporated by reference to Exhibit 22 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

23.1	-	Consent of Ernst & Young LLP, filed herewith.

23.2	-	Consent of PricewaterhouseCoopers LLP, filed herewith.

23.3	-
Consent of Qualified Person. Incorporated by reference to Exhibit 23.3 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

24	-	Power of Attorney. Incorporated by reference to Exhibit 24 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

31.1	-
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
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Incorporated by reference to Exhibit 95 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

96.1	-
Peñasquito Operations, Mexico, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.1 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

96.2	-
Boddington Operations, Western Australia, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.2 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

96.3	-
Ahafo Operations, Ghana, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.3 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

96.4	-
Nevada Gold Mines, Nevada USA, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.4 of Registrant’s Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT CORPORATION

By:	/s/ NANCY LIPSON
Nancy Lipson Executive Vice President and General Counsel
July 28, 2022

SCH- 1