Form 10-Q
period 2022-09-30
NEWMONT Corp /DE/
filed 2022-11-01
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 793,738,731 shares of common stock outstanding on October 25, 2022.

GLOSSARY OF ABBREVIATIONS

AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ARP	Argentine Peso
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EIA	Environmental Impact Assessment
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
IFRS	International Financial Reporting Standards
IRC	International Royalty Corporation
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
U.S.	The United States of America
USD	United States dollar
WTP	Water Treatment Plant
____________________________
(1)See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(2)See Results of Consolidated Operations within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
THIRD QUARTER 2022 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Financial Results:
Sales	$2,634	$2,895	$8,715	$8,832
Gold	$2,350	$2,516	$7,586	$7,628
Copper	$48	$72	$223	$204
Silver	$105	$143	$401	$486
Lead	$26	$42	$98	$129
Zinc	$105	$122	$407	$385
Costs applicable to sales (1)	$1,545	$1,367	$4,688	$3,895
Gold	$1,345	$1,175	$3,910	$3,331
Copper	$36	$37	$131	$102
Silver	$85	$80	$337	$230
Lead	$15	$18	$66	$55
Zinc	$64	$57	$244	$177
Net income (loss) from continuing operations	$225	$(254)	$1,070	$955
Net income (loss)	$220	$(243)	$1,089	$997
Net income (loss) from continuing operations attributable to Newmont stockholders	$218	$(8)	$1,029	$1,170
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.28	$(0.01)	$1.30	$1.46
Net income (loss) attributable to Newmont stockholders	$0.27	$—	$1.32	$1.51
Adjusted net income (loss) (2)	$212	$483	$1,120	$1,747
Adjusted net income (loss) per share, diluted (2)	$0.27	$0.60	$1.41	$2.18
Earnings before interest, taxes and depreciation and amortization (2)	$859	$565	$3,120	$3,507
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$850	$1,316	$3,389	$4,364
Net cash provided by (used in) operating activities of continuing operations			$2,188	$2,967
Free cash flow (2)			$703	$1,755
Cash dividends paid per common share in the period ended September 30	$0.55	$0.55	$1.65	$1.65
Cash dividends declared per common share for the period ended September 30	$0.55	$0.55	$1.65	$1.65
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
THIRD QUARTER 2022 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,428	1,422	4,192	4,274
Sold	1,391	1,416	4,202	4,277
Attributable gold ounces (thousands):
Produced (1)	1,487	1,449	4,326	4,353
Sold (2)	1,369	1,357	4,115	4,101
Consolidated and attributable gold equivalent ounces - other metals (thousands) (3)
Produced	299	315	979	935
Sold	281	301	964	930
Consolidated and attributable - other metals:
Produced copper (million pounds)	16	17	59	50
Sold copper (million pounds)	17	18	63	49
Produced silver (thousand ounces)	7,460	7,970	23,273	23,560
Sold silver (thousand ounces)	6,805	7,792	22,523	23,938
Produced lead (million pounds)	33	44	112	138
Sold lead (million pounds)	30	42	107	134
Produced zinc (million pounds)	89	109	297	325
Sold zinc (million pounds)	85	98	290	319
Average realized price:
Gold (per ounce)	$1,691	$1,778	$1,806	$1,783
Copper (per pound)	$2.80	$3.99	$3.54	$4.19
Silver (per ounce)	$15.42	$18.34	$17.81	$20.32
Lead (per pound)	$0.86	$0.99	$0.92	$0.96
Zinc (per pound)	$1.25	$1.24	$1.41	$1.21
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$968	$830	$931	$779
Gold equivalent ounces - other metals (per ounce) (3)	$712	$638	$807	$606
All-in sustaining costs: (5)
Gold (per ounce)	$1,271	$1,120	$1,209	$1,064
Gold equivalent ounces - other metals (per ounce) (3)	$999	$887	$1,098	$863
____________________________
(1)Attributable gold ounces produced includes 81 and 85 thousand ounces for the three months ended September 30, 2022 and 2021, respectively, and 220 and 254 thousand ounces for the nine months ended September 30, 2022 and 2021, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
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
(5)See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.

Third Quarter 2022 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $218 or $0.28 per diluted share, an increase of $226 from the prior-year quarter primarily due to the Loss on assets held for sale in 2021 related to the Conga mill assets, lower income tax expense and a gain on the change in fair value of marketable and other equity securities compared to a loss in the prior period, partially offset by lower realized metal prices and sales volumes, and higher Costs applicable to sales predominately resulting from impacts due to cost inflation.
•Adjusted net income: Reported Adjusted net income of $212 or $0.27 per diluted share, a decrease of $0.33 per diluted share from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Reported $850 in Adjusted EBITDA, a decrease of 35% from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $2,188, a decrease of 26% from the prior year, and free cash flow of $703 (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•ESG: Published inaugural Taxes and Royalties Contribution Report in August 2022, providing an overview of the Company's tax strategy and economic contributions as part of its commitment to shared value creation.
•Global Project Pipeline: Delayed the full-funds investment decision for the Yanacocha Sulfides project in Peru due to challenging market conditions with the intent to focus funds on current operations and other capital commitments while management assesses execution options and project plans.
•Attributable production: Produced 1.5 million attributable ounces of gold and 299 thousand attributable gold equivalent ounces from co-products.
•Financial position: Ended the quarter with $3.1 billion of consolidated cash, $653 million of time deposits with a maturity of more than three months but less than one year, and $6.7 billion of liquidity; declared a dividend of $0.55 per share in October 2022.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales (Note 4)	$2,634	$2,895	$8,715	$8,832

Costs and expenses:
Costs applicable to sales (1)	1,545	1,367	4,688	3,895
Depreciation and amortization	508	570	1,614	1,684
Reclamation and remediation (Note 5)	53	117	163	220
Exploration	69	60	169	147
Advanced projects, research and development	80	40	169	108
General and administrative	73	61	210	190
Loss on assets held for sale (Note 1)	—	571	—	571
Other expense, net (Note 6)	11	43	68	134
	2,339	2,829	7,081	6,949
Other income (expense):
Other income (loss), net (Note 7)	56	(71)	(128)	(60)
Interest expense, net of capitalized interest	(55)	(66)	(174)	(208)
	1	(137)	(302)	(268)
Income (loss) before income and mining tax and other items	296	(71)	1,332	1,615
Income and mining tax benefit (expense) (Note 8)	(96)	(222)	(343)	(798)
Equity income (loss) of affiliates (Note 10)	25	39	81	138
Net income (loss) from continuing operations	225	(254)	1,070	955
Net income (loss) from discontinued operations	(5)	11	19	42
Net income (loss)	220	(243)	1,089	997
Net loss (income) attributable to noncontrolling interests	(7)	246	(41)	215
Net income (loss) attributable to Newmont stockholders	$213	$3	$1,048	$1,212

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$218	$(8)	$1,029	$1,170
Discontinued operations	(5)	11	19	42
	$213	$3	$1,048	$1,212
Weighted average common shares (millions):
Basic	794	799	793	800
Effect of employee stock-based awards	1	1	2	2
Diluted	795	800	795	802

Net income (loss) attributable to Newmont stockholders per common share
Basic:
Continuing operations	$0.28	$(0.01)	$1.30	$1.47
Discontinued operations	(0.01)	0.01	0.02	0.05
	$0.27	$—	$1.32	$1.52
Diluted: (2)
Continuing operations	$0.28	$(0.01)	$1.30	$1.46
Discontinued operations	(0.01)	0.01	0.02	0.05
	$0.27	$—	$1.32	$1.51
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

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$220	$(243)	$1,089	$997
Other comprehensive income (loss):
Change in marketable securities, net of tax	(1)	(1)	(3)	(1)
Foreign currency translation adjustments	5	2	6	3
Change in pension and other post-retirement benefits, net of tax	(1)	5	120	17
Reclassification of (gain) loss on cash flow hedge instruments from accumulated other comprehensive income (loss), net of tax	1	2	3	7
Other comprehensive income (loss)	4	8	126	26
Comprehensive income (loss)	$224	$(235)	$1,215	$1,023

Comprehensive income (loss) attributable to:
Newmont stockholders	$217	$11	$1,174	$1,238
Noncontrolling interests	7	(246)	41	(215)
	$224	$(235)	$1,215	$1,023
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$1,089	$997
Non-cash adjustments:
Depreciation and amortization	1,614	1,684
Loss on assets held for sale (Note 1)	—	571
Net loss (income) from discontinued operations	(19)	(42)
Reclamation and remediation	149	208
Deferred income taxes	(145)	(10)
Charges from pension settlement (Note 7)	130	—
Change in fair value of investments (Note 7)	91	180
Stock-based compensation	57	55
Other non-cash adjustments	34	(98)
Net change in operating assets and liabilities (Note 16)	(812)	(578)
Net cash provided by (used in) operating activities of continuing operations	2,188	2,967
Net cash provided by (used in) operating activities of discontinued operations	22	13
Net cash provided by (used in) operating activities	2,210	2,980

Investing activities:
Additions to property, plant and mine development	(1,485)	(1,212)
Purchases of investments	(665)	(18)
Contributions to equity method investees	(152)	(114)
Proceeds from asset and investment sales	57	111
Return of investment from equity method investees	52	18
Payment relating to sale of La Zanja (Note 1)	(45)	—
Acquisitions, net	(15)	(328)
Other	(4)	26
Net cash provided by (used in) investing activities	(2,257)	(1,517)

Financing activities:
Dividends paid to common stockholders	(1,310)	(1,321)
Acquisition of noncontrolling interests (Note 1)	(348)	—
Distributions to noncontrolling interests	(140)	(155)
Funding from noncontrolling interests	89	73
Repayment of debt (Note 13)	(89)	(550)
Payments on lease and other financing obligations	(50)	(54)
Payments for withholding of employee taxes related to stock-based compensation	(38)	(31)
Repurchases of common stock	—	(248)
Other	9	(77)
Net cash provided by (used in) financing activities	(1,877)	(2,363)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(3)
Net change in cash, cash equivalents and restricted cash	(1,953)	(903)
Cash, cash equivalents and restricted cash at beginning of period	5,093	5,648
Cash, cash equivalents and restricted cash at end of period	$3,140	$4,745

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,058	$4,636
Restricted cash included in Other current assets	18	2
Restricted cash included in Other non-current assets	64	107
Total cash, cash equivalents and restricted cash	$3,140	$4,745

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30, 2022	At December 31, 2021
ASSETS
Cash and cash equivalents	$3,058	$4,992
Time deposits and other investments (Note 10)	755	82
Trade receivables (Note 4)	289	337
Inventories (Note 11)	1,000	930
Stockpiles and ore on leach pads (Note 12)	694	857
Other current assets	524	498
Current assets	6,320	7,696
Property, plant and mine development, net	24,150	24,124
Investments (Note 10)	3,198	3,243
Stockpiles and ore on leach pads (Note 12)	1,839	1,775
Deferred income tax assets	208	269
Goodwill	2,771	2,771
Other non-current assets	657	686
Total assets	$39,143	$40,564

LIABILITIES
Accounts payable	$570	$518
Employee-related benefits	337	386
Income and mining taxes payable	174	384
Lease and other financing obligations	94	106
Debt (Note 13)	—	87
Other current liabilities (Note 14)	1,149	1,173
Current liabilities	2,324	2,654
Debt (Note 13)	5,569	5,565
Lease and other financing obligations	464	544
Reclamation and remediation liabilities (Note 5)	5,825	5,839
Deferred income tax liabilities	1,864	2,144
Employee-related benefits	364	439
Silver streaming agreement	850	910
Other non-current liabilities (Note 14)	483	608
Total liabilities	17,743	18,703

Contingently redeemable noncontrolling interest (Note 1)	—	48
Commitments and contingencies (Note 17)

EQUITY
Common stock	1,279	1,276
Treasury stock	(238)	(200)
Additional paid-in capital	17,354	17,981
Accumulated other comprehensive income (loss) (Note 15)	(7)	(133)
Retained earnings (accumulated deficit)	2,831	3,098
Newmont stockholders' equity	21,219	22,022
Noncontrolling interests	181	(209)
Total equity	21,400	21,813
Total liabilities and equity	$39,143	$40,564
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	797	$1,276	(5)	$(200)	$17,981	$(133)	$3,098	$(209)	$21,813	$48
Net income (loss)	—	—	—	—	—	—	448	21	469	—
Other comprehensive income (loss)	—	—	—	—	—	121	—	—	121	—
Dividends declared (1)	—	—	—	—	—	—	(439)	—	(439)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	30	30	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(36)	—	—	—	—	(36)	—
Acquisition of noncontrolling interests (Note 1)	—	—	—	—	(699)	—	—	399	(300)	—
Reclassification of contingently redeemable noncontrolling interests (Note 1)	—	—	—	—	—	—	—	—	—	(48)
Stock options exercised	—	—	—	—	14	—	—	—	14	—
Stock-based awards and related share issuances	2	2	—	—	16	—	—	—	18	—
Balance at March 31, 2022	799	$1,278	(6)	$(236)	$17,312	$(12)	$3,107	$182	$21,631	$—
Net income (loss)	—	—	—	—	—	—	387	13	400	—
Other comprehensive income (loss)	—	—	—	—	—	1	—	—	1	—
Dividends declared (1)	—	—	—	—	—	—	(438)	—	(438)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	28	28	—
Stock-based awards and related share issuances	—	—	—	—	22	—	—	—	22	—
Balance at June 30, 2022	799	$1,278	(6)	$(236)	$17,334	$(11)	$3,056	$178	$21,599	$—
Net income (loss)	—	—	—	—	—	—	213	7	220	—
Other comprehensive income (loss)	—	—	—	—	—	4	—	—	4	—
Dividends declared (1)	—	—	—	—	—	—	(438)	—	(438)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	32	32	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)	—
Stock-based awards and related share issuances	—	1	—	—	20	—	—	—	21	—
Balance at September 30, 2022	799	$1,279	(6)	$(238)	$17,354	$(7)	$2,831	$181	$21,400	$—
____________________________
(1)Cash dividends per common share were $0.55 and $1.65 for the three and nine months ended September 30, 2022.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest (3)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
Net income (loss)	—	—	—	—	—	—	559	20	579	—
Other comprehensive income (loss)	—	—	—	—	—	11	—	—	11	—
Dividends declared (1)	—	—	—	—	—	—	(441)	—	(441)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	28	28	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(28)	—	—	—	—	(28)	—
Stock options exercised	—	—	—	—	1	—	—	—	1	—
Stock-based awards and related share issuances	1	2	—	—	15	—	—	—	17	—
Balance at March 31, 2021	805	$1,289	(4)	$(196)	$18,119	$(205)	$4,120	$831	$23,958	$34
Net income (loss)	—	—	—	—	—	—	650	11	661	—
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—
Dividends declared (1)	—	—	—	—	—	—	(443)	—	(443)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(43)	(43)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	22	22	—
Repurchase and retirement of common stock (2)	(2)	(3)	—	—	(49)	—	(85)	—	(137)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)	—
Stock options exercised	—	—	—	—	15	—	—	—	15	—
Stock-based awards and related share issuances	—	1	—	—	20	—	—	—	21	—
Balance at June 30, 2021	803	$1,287	(4)	$(197)	$18,105	$(198)	$4,242	$821	$24,060	$34
Net income (loss)	—	—	—	—	—	—	3	(260)	(257)	14
Other comprehensive income (loss)	—	—	—	—	—	8	—	—	8	—
Dividends declared (1)	—	—	—	—	—	—	(441)	—	(441)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	23	23	—
Repurchase and retirement of common stock (2)	(2)	(4)	—	—	(45)	—	(65)	—	(114)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)	—
Stock options exercised	—	1	—	—	1	—	—	—	2	—
Stock-based awards and related share issuances	1	—	—	—	17	—	—	—	17	—
Balance at September 30, 2021	802	$1,284	(4)	$(199)	$18,078	$(190)	$3,739	$526	$23,238	$48
____________________________
(1)Cash dividends per common share were $0.55 and $1.65 for the three and nine months ended September 30, 2021, respectively.
(2)Repurchase and retirement of common stock of $114 and $251 for the three and nine months ended September 30, 2021, respectively, includes $— and $3 of non-common stock forfeitures.
(3)Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”) held a 5% interest in Yanacocha at September 30, 2021 and had the option to require Yanacocha to repurchase their interest for $48 if certain conditions were not met.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

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
References to “C$” and "A$" refer to Canadian currency and Australian currency, respectively.
Loss on Assets Held for Sale
In the third quarter of 2021, the Company entered into a binding agreement to sell certain equipment and assets originally acquired for the Conga project in Peru within our South America segment (the "Conga mill assets") for total cash proceeds of $68. Pursuant to the terms of the agreement, the sale is expected to close upon the delivery of the assets and receipt of the final payment at which time title and control of the assets will transfer. Upon entering the binding agreement, the Conga mill assets were reclassified as held for sale and remeasured at fair value less costs to sell. As a result, a loss of $571 was recognized and included in Loss on assets held for sale on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. As of September 30, 2022, the Company has received payments of $22 included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
Noncontrolling Interests
Net loss (income) attributable to noncontrolling interest is comprised of income, primarily related to Merian, of $7 and $41 for the three and nine months ended September 30, 2022, respectively. Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
Net loss (income) attributable to noncontrolling interest of $246 and $215 for the three and nine months ended September 30, 2021, respectively, is primarily comprised of loss recognized at Yanacocha relating to the reclassification of the Conga mill assets as held for sale in the third quarter of 2021. See "Loss on assets held for sale" above for further information.
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
Contingently redeemable noncontrolling interest
In 2018, Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”) acquired a 5% interest in Yanacocha for $48 in cash. Under the terms of the acquisition, Sumitomo had the option to require Yanacocha to repurchase the interest for the $48, which was placed in escrow. In March 2022, Sumitomo exercised this option, and in June 2022, the Company acquired the remaining 5% ownership interest held by Sumitomo in exchange for cash consideration of $48, resulting in the Company holding 100% ownership interest in Yanacocha.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Derivative Instruments
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project included in the Company's Australia segment. The Company has designated the forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated Tanami Expansion 2 capital expenditures.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
The continued impacts from the COVID-19 pandemic, the Russian invasion of Ukraine, and the resulting significant inflation experienced globally, as well as the effects of certain countermeasures taken by central banks, have been and are expected to continue to adversely affect the Company. Although the Company does not currently have operations in Ukraine, Russia or other parts of Europe, impacts arising from Russia’s invasion of Ukraine include the Company’s ability to complete the sale of assets currently classified as held for sale within one year as originally planned. In addition, these factors could have further potential short- and, possibly, long-term material adverse impacts on the Company including, but not limited to, volatility in commodity prices and the prices for gold and other metals, changes in the equity and debt markets or country specific factors adversely impacting discount rates, significant cost inflation impacts on production, capital and asset retirement costs, logistical challenges, workforce interruptions and financial market disruptions, as well as potential impacts to estimated costs and timing of projects.
In light of these challenging conditions, the Company is currently evaluating the implications to its long-term business plans, and, as a result, is actively monitoring the risk of potential impairment to certain assets. Specifically, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates its goodwill for impairment when events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying value and annually at December 31 of each year. The estimated cash flows utilized in both the long-lived assets and goodwill impairment evaluations are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term metal prices and other economic assumptions, which are currently undergoing annual revision. Significant adverse changes in expected long-term cash flows caused by prolonged or otherwise unmitigated increases in operating or capital costs, or declines in anticipated production are considered indicators of impairment at certain mine sites. The adverse changes in market conditions, including inflationary pressures to costs and capital, coupled with the ongoing strategic evaluation regarding the use of capital, could have a negative impact on the Company’s updated business plans, which, along with potential asset retirement cost updates, may result in material long-lived asset or goodwill impairment charges. While the Company’s business plan and annual asset retirement cost updates remain in process and subject to change, and include ongoing assessments of price forecasts, operating and capital costs, evaluation of possible cost mitigation actions, project economics and capital allocation considerations, management has identified certain assets whose recoverability is most sensitive to these factors including: (i) the long-lived assets of CC&V with a carrying value of approximately $470 at September 30, 2022, inclusive of approximately $60 related to the temporarily idled mill processing facility which plans remain under review for future utilization and mine operation, and (ii) goodwill recorded within the Porcupine and Cerro Negro reporting units, with a carrying value of approximately $340 and $460, respectively, at September 30, 2022. Refer to the ”Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations” risk factor included in Part 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 for further information.
Additionally, as further response to the current market conditions, record inflation rates, the rising prices for commodities and raw materials, prolonged supply chain disruptions, competitive labor markets, and consideration of capital allocation, in the third quarter of 2022 the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. While the Company has extended the timeline of the full-funds decision, assessment of the project remains a priority in Peru as the Company continues to advance engineering and long-term procurement activities. The delay of the Yanacocha Sulfides project is intended to focus funds on current operations and other capital commitments while management assesses execution and project options, up to and including transitioning Yanacocha operations into full closure. To the extent that assessment determines that the project is no longer sufficiently profitable or economically feasible under the Company’s internal requirements, it would result in negative modifications to our proven and probable reserves. Additionally, should the Company ultimately decide to forgo the development of Yanacocha Sulfides, the current carrying value of the assets under construction and other long-lived assets of the Yanacocha operations could become impaired and the timing of certain closure activities would be accelerated. As of September 30, 2022, the Yanacocha operations have total long-lived assets of approximately $890, inclusive of approximately $447 of assets under construction related to Yanacocha Sulfides. Refer also to our risk factor under the titles “Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated” and ”Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations” included in Part 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Additionally, the Company continues to hold the Conga project in Peru, which we do not currently anticipate developing in the next ten years as we continue to assess Yanacocha sulfides; accordingly, the Conga project remains in care and maintenance. The total long-lived assets at Conga as of September 30, 2022 was approximately $900.
The Company will continue to monitor and evaluate the potential impacts to its business plans, asset retirement cost updates, operations, estimated capital expenditures and timing of other key development projects related to the current and ongoing inflationary pressures and supply chain disruptions. Depending on the duration and extent of COVID-19, ongoing global developments and increasing inflationary pressures, these factors could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
Refer to Note 17 below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
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
Time Deposits and Other Investments
The Company's time deposits and other investments primarily include time deposits with an original maturity of more than three months but less than one year. These time deposits are carried at amortized cost. Accrued interest is recorded in Other income (loss), net.
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
Recently Issued Accounting Pronouncements and Federal Laws
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
Inflation Reduction Act
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA introduced an excise tax on stock repurchases of 1% of the fair market value of stock repurchases net of stock issued during the tax year and a corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a three-year period. The excise tax on stock repurchases is effective on net stock repurchases made after December 31, 2022 and the Corporate AMT is effective for tax periods beginning in fiscal year 2023. The Company is in the process of evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate. The impact of the excise tax provision will be dependent on the extent of share repurchases made in future periods but is not anticipated to be material.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
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

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended September 30, 2022
CC&V	$81	$64	$19	$3	$(9)	$12
Musselwhite	74	47	19	2	7	15
Porcupine	127	72	26	4	31	36
Éléonore	94	64	28	—	7	19
Peñasquito:
Gold	228	109	38
Silver	105	85	29
Lead	26	15	5
Zinc	105	64	19
Total Peñasquito	464	273	91	5	89	44
Other North America	—	—	3	1	(29)	—
North America	840	520	186	15	96	126

Yanacocha	90	74	21	5	(39)	112
Merian	145	89	19	8	31	13
Cerro Negro	114	71	32	8	(8)	36
Other South America	—	—	1	9	(17)	—
South America	349	234	73	30	(33)	161

Boddington:
Gold	283	148	28
Copper	48	36	7
Total Boddington	331	184	35	1	121	23
Tanami	220	81	26	8	122	78
Other Australia	—	—	1	5	(2)	3
Australia	551	265	62	14	241	104

Ahafo	263	155	43	7	59	52
Akyem	174	77	32	4	58	7
Other Africa	—	—	—	—	(3)	3
Africa	437	232	75	11	114	62

Nevada Gold Mines	457	294	109	9	49	75
Nevada	457	294	109	9	49	75

Corporate and Other	—	—	3	70	(171)	7
Consolidated	$2,634	$1,545	$508	$149	$296	$535
____________________________
(1)Includes (i) a decrease of $14 to accrued capital expenditures associated with leased assets of the Tanami power plant completed in August 2022, which are included in Lease and other financing obligations; and (ii) an increase in accrued capital expenditures of $20. Consolidated capital expenditures on a cash basis were $529.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Nine Months Ended September 30, 2022
CC&V	$234	$165	$51	$7	$(6)	$30
Musselwhite	207	143	55	5	4	33
Porcupine	366	209	73	11	76	112
Éléonore	275	197	84	1	(7)	42
Peñasquito: (2)
Gold	710	323	111
Silver	401	337	115
Lead	98	66	23
Zinc	407	244	76
Total Peñasquito	1,616	970	325	16	286	132
Other North America	—	—	7	2	(40)	—
North America	2,698	1,684	595	42	313	349

Yanacocha	345	214	67	11	(26)	258
Merian	518	270	61	17	170	37
Cerro Negro	381	205	113	15	15	96
Other South America	—	—	3	29	(52)	1
South America	1,244	689	244	72	107	392

Boddington:
Gold	1,093	491	89
Copper	223	131	24
Total Boddington	1,316	622	113	4	599	58
Tanami	655	230	74	21	353	256
Other Australia	—	—	4	13	(11)	8
Australia	1,971	852	191	38	941	322

Ahafo	718	390	116	18	201	189
Akyem	546	220	95	12	214	27
Other Africa	—	—	—	1	(8)	8
Africa	1,264	610	211	31	407	224

Nevada Gold Mines	1,538	853	361	24	293	213
Nevada	1,538	853	361	24	293	213

Corporate and Other	—	—	12	131	(729)	18
Consolidated	$8,715	$4,688	$1,614	$338	$1,332	$1,518
____________________________
(1)Includes (i) a decrease of $7 to accrued capital expenditures associated with leased assets of the Tanami power plant completed in August 2022, which are included in Lease and other financing obligations; and (ii) an increase in accrued capital expenditures of $40. Consolidated capital expenditures on a cash basis were $1,485.
(2)Costs applicable to sales includes amounts resulting from the profit-sharing agreement completed with the Peñasquito workforce during the second quarter of 2022. Under the agreement, the Company will pay its workforce an uncapped profit-sharing bonus each year, based on the agreed upon terms. Additionally, the terms of the agreement are retroactively applied to profit-sharing related to 2021 site performance, resulting in $70 recorded within Costs applicable to sales in the second quarter of 2022. The amounts related to the 2021 profit-sharing were paid in the third quarter of 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended September 30, 2022
CC&V	$81	$—	$81
Musselwhite	74	—	74
Porcupine	127	—	127
Éléonore	94	—	94
Peñasquito:
Gold	23	205	228
Silver (1)	—	105	105
Lead	—	26	26
Zinc	—	105	105
Total Peñasquito	23	441	464
North America	399	441	840

Yanacocha	90	—	90
Merian	145	—	145
Cerro Negro	114	—	114
South America	349	—	349

Boddington:
Gold	78	205	283
Copper	—	48	48
Total Boddington	78	253	331
Tanami	220	—	220
Australia	298	253	551

Ahafo	263	—	263
Akyem	174	—	174
Africa	437	—	437

Nevada Gold Mines (2)	439	18	457
Nevada	439	18	457

Consolidated	$1,922	$712	$2,634
____________________________
(1)Silver sales from concentrate includes $17 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $434 for the three months ended September 30, 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Nine Months Ended September 30, 2022
CC&V	$229	$5	$234
Musselwhite	207	—	207
Porcupine	366	—	366
Éléonore	275	—	275
Peñasquito:
Gold	79	631	710
Silver (1)	—	401	401
Lead	—	98	98
Zinc	—	407	407
Total Peñasquito	79	1,537	1,616
North America	1,156	1,542	2,698

Yanacocha	346	(1)	345
Merian	518	—	518
Cerro Negro	381	—	381
South America	1,245	(1)	1,244

Boddington:
Gold	276	817	1,093
Copper	—	223	223
Total Boddington	276	1,040	1,316
Tanami	655	—	655
Australia	931	1,040	1,971

Ahafo	718	—	718
Akyem	546	—	546
Africa	1,264	—	1,264

Nevada Gold Mines (2)	1,489	49	1,538
Nevada	1,489	49	1,538

Consolidated	$6,085	$2,630	$8,715
____________________________
(1)Silver sales from concentrate includes $56 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,485 for the nine months ended September 30, 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

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
Trade Receivables and Provisional Sales
At September 30, 2022 and December 31, 2021, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. The impact to Sales from revenue recognized due to the changes in pricing on provisional sales is a decrease of $39 and $11 for the three months ended September 30, 2022 and 2021, respectively and a decrease of $86 and $18 for the nine months ended September 30, 2022 and 2021, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
At September 30, 2022, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (ounces/pounds)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	222	$1,667
Copper (pounds, in millions)	26	$3.43
Silver (ounces, in millions)	4	$18.98
Lead (pounds, in millions)	23	$0.87
Zinc (pounds, in millions)	42	$1.37
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reclamation adjustments and other	$7	$56	$9	$67
Reclamation accretion	43	32	129	94
Reclamation expense	50	88	138	161

Remediation adjustments and other	1	28	20	54
Remediation accretion	2	1	5	5
Remediation expense	3	29	25	59
Reclamation and remediation	$53	$117	$163	$220
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation (1)		Remediation (2)
	2022	2021	2022	2021
Balance at January 1,	$5,768	$3,719	$344	$313
Additions, changes in estimates and other	9	69	13	44
Payments, net	(128)	(70)	(42)	(27)
Accretion expense	129	94	5	5
Balance at September 30,	$5,778	$3,812	$320	$335
____________________________
(1)The $69 addition for the nine months ended September 30, 2021 is primarily due to higher estimated closure cost arising from tailings management review and monitoring requirements set forth by the Global Industry Standard on Tailings Management (GISTM) of $56 and higher estimated closure plan costs at NGM for the closed Rain site related to water management and update to waste dumps at Phoenix of $13.
(2)The $13 addition for the nine months ended September 30, 2022 is due to expected higher waste disposal costs at Midnite Mine. The $44 addition for the nine months ended September 30, 2021 is primarily due to revisions to estimated construction costs of the water treatment plant at Midnite Mine of $21 and higher estimated closure cost arising from tailings management review and monitoring set forth by the GISTM of $23.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	At September 30, 2022			At December 31, 2021
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$201	$72	$273	$213	$60	$273
Non-current (2)	5,577	248	5,825	5,555	284	5,839
Total (3)	$5,778	$320	$6,098	$5,768	$344	$6,112
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities includes $3,232 and $3,250 related to Yanacocha at September 30, 2022 and December 31, 2021, respectively.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 54% greater or —% lower than the amount accrued at September 30, 2022. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are recorded in Other current liabilities and Reclamation and remediation liabilities in the period estimates are revised.
Included in Other current assets at September 30, 2022 and December 31, 2021 are $16 and $— respectively, of current restricted cash held for purposes of settling reclamation and remediation obligations. Included in Other non-current assets at September 30, 2022 and December 31, 2021 are $62 and $49 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at September 30, 2022 and December 31, 2021 primarily relate to the Ahafo and Akyem mines in Ghana, Africa.
Included in Other non-current assets at September 30, 2022 and December 31, 2021 are $34 and $51, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at September 30, 2022 and December 31, 2021 primarily relate to San Jose Reservoir in Peru, South America.
Refer to Note 17 for further discussion of reclamation and remediation matters.
NOTE 6     OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
COVID-19 specific costs	$6	$24	$33	$66
Settlement costs	2	—	20	11
Restructuring and severance	2	—	3	10
Impairment of long-lived and other assets	1	6	3	18
Care and maintenance costs	—	6	—	8
Other	—	7	9	21
Other expense, net	$11	$43	$68	$134
NOTE 7     OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pension settlement	$—	$—	$(130)	$—
Change in fair value of investments	5	(96)	(91)	(180)
Interest	27	6	43	12
Foreign currency exchange, net	10	17	38	48
Gain (loss) on asset and investment sales, net (1)	9	3	(26)	46
Other (2)	5	(1)	38	14
Other income (loss), net	$56	$(71)	$(128)	$(60)
____________________________
(1)For the nine months ended September 30, 2022, primarily consists of the loss recognized on the sale of the La Zanja equity method investment (refer to Note 1 for additional information) partially offset by a gain on the sale of a royalty held at NGM in the third quarter of 2022. For the nine months ended September 30, 2021, primarily consists of the sale of all of the Company’s outstanding shares of TMAC to Agnico Eagle Mines Ltd which resulted in a gain of $42.
(2)Includes a reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
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
NOTE 8     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2022		2021		2022		2021
Income (loss) before income and mining tax and other items		$296		$(71)		$1,332		$1,615

U.S. Federal statutory tax rate	21%	$61	21%	$(15)	21%	$279	21%	$339
Reconciling items:
Percentage depletion	(4)	(13)	21	(15)	(3)	(43)	(3)	(52)
Change in valuation allowance on deferred tax assets	6	19	(260)	185	5	68	13	215
Foreign rate differential	10	29	(65)	46	11	148	12	201
Mining and other taxes (net of associated federal benefit)	5	16	(46)	33	6	75	8	121
Tax impact of foreign exchange (2)	(7)	(22)	15	(11)	(4)	(48)	(2)	(28)
Mexico Tax Settlement (3)	—	—	—	—	(9)	(125)	—	—
Other	2	6	1	(1)	(1)	(11)	—	2
Income and mining tax expense (benefit)	33%	$96	(313)%	$222	26%	$343	49%	$798
____________________________
(1)Tax rates may not recalculate due to rounding.
(2)Tax impact of foreign exchange includes the following: (i) Mexican inflation on tax values, (ii) currency translation effects of local currency deferred tax assets and deferred tax liabilities, (iii) the tax impact of local currency foreign exchange gains or losses and (iv) non-taxable or non-deductible USD currency foreign exchange gains or losses.
(3)Following the framework established with the Mexican Tax Authority in the fourth quarter of 2021, a full settlement was entered into during the second quarter of 2022, which resulted in a net tax benefit of $125, primarily consisting of a reduction in the related uncertain tax position of $95.
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter. The Company reflects this payment as a receivable as it believes that it will ultimately prevail in this dispute. The Company and the ATO continue to provide support to the Court for their respective positions and the Company continues to monitor the status of the ATO’s submissions and the status of the Court proceedings which the Company currently expects to continue throughout 2023.
In the third quarter of 2022, the Administración Federal de Ingresos Públicos ("AFIP") in Argentina notified the Company that it completed the 2016 transfer pricing review. The AFIP has questioned the Company’s treatment of intercompany loans and believes they should be akin to capital contributions. These intercompany loans are still in place. The Company disputes this position and continues to believe that the financing meets the qualifications of bona fide debt and intends to vigorously defend this position. To date, no final audit report or assessment has been provided by the AFIP. The matter will be closely monitored and evaluated as more information becomes available.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,058	$3,058	$—	$—
Restricted cash	82	82	—	—
Time deposits and other (Note 10) (2)(3)	656	—	656	—
Trade receivable from provisional sales, net	289	—	289	—
Marketable and other equity securities (Note 10) (4)	219	213	6	—
Restricted marketable debt securities (Note 10)	26	22	4	—
Restricted other assets (Note 10)	8	8	—	—
Contingent consideration assets	169	—	—	169
	$4,507	$3,383	$955	$169
Liabilities:
Debt (5)	$4,931	$—	$4,931	$—
Contingent consideration liabilities	5	—	—	5
	$4,936	$—	$4,931	$5

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$4,992	$4,992	$—	$—
Restricted cash	101	101	—	—
Trade receivable from provisional sales, net	297	—	297	—
Assets held for sale	68	—	68	—
Marketable and other equity securities (Note 10) (3)(4)	335	318	17	—
Restricted marketable debt securities (Note 10)	35	28	7	—
Restricted other assets (Note 10)	16	16	—	—
Contingent consideration assets	171	—	—	171
	$6,015	$5,455	$389	$171
Liabilities:
Debt (5)	$6,712	$—	$6,712	$—
Contingent consideration liabilities	5	—	—	5
Other	6	—	6	—
	$6,723	$—	$6,718	$5
____________________________
(1)Cash and cash equivalents at September 30, 2022 include time deposits that have an original maturity of three months or less.
(2)Time deposits and other primarily consists of time deposits with an original maturity of more than three months but less than one year and are classified within Level 2 of the fair value hierarchy as they are carried at amortized cost.
(3)The Company holds warrants in Maverix Metals Inc. ("Maverix"), expiring in June 2023, of $3 and $8 at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the warrants were included in Time deposits and other within the table above. At December 31, 2021, the warrants were included in Marketable and other equity securities within the table above and were reported in the Maverix equity method investment balance. Refer to Note 10 for further information.
(4)Excludes certain investments accounted for under the measurement alternative.
(5)Debt is carried at amortized cost. The outstanding carrying value was $5,569 and $5,652 at September 30, 2022 and December 31, 2021, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2022 and December 31, 2021:

Description	At September 30, 2022	Valuation Technique	Significant Input	Range, Point Estimate or Average
Contingent consideration assets	$169	Discounted cash flow	Discount rate (1)	5.71 - 9.54%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (1)	3.41 - 4.21%
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
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent Consideration Assets (1)	Total Assets	Contingent Consideration Liabilities	Total Liabilities
Fair value at December 31, 2021	$171	$171	$5	$5
Revaluation	(2)	(2)	—	—
Fair value at September 30, 2022	$169	$169	$5	$5

	Contingent Consideration Assets (1)	Total Assets	Contingent consideration liabilities	Total liabilities
Fair value at December 31, 2020	$119	$119	$—	$—
Revaluation	40	40	5	5
Fair value at September 30, 2021	$159	$159	$5	$5
____________________________
(1)In 2022, the (loss) gain recognized on revaluation of $(6) and $4 are included in Other Income (loss), net and Net income (loss) from discontinued operations, respectively. In 2021, the gain recognized on revaluation is primarily included in Net income (loss) from discontinued operations.
NOTE 10     INVESTMENTS

	At September 30, 2022	At December 31, 2021
Time deposits and other investments:
Time deposits and other (1)	$656	$—
Marketable and other equity securities (2)	99	82
	$755	$82

Non-current investments:
Marketable equity securities (3)	$187	$307

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,405	$1,320
NuevaUnión Project (50.0%)	953	950
Norte Abierto Project (50.0%)	512	505
Maverix Metals, Inc. (28.5% and 28.6%, respectively)	140	160
Other	1	1
	3,011	2,936
	$3,198	$3,243

Non-current restricted investments: (4)
Marketable debt securities	$26	$35
Other assets	8	16
	$34	$51
____________________________
(1)At September 30, 2022, Time deposits and other includes time deposits with an original maturity of more than three months but less than one year, entered into in the third quarter of 2022, of $653, and warrants expiring in June 2023 related to Maverix of $3, recorded in the Maverix equity method investment balance at December 31, 2021.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(2)Includes $67 related to the Company's ownership interest in MARA which is accounted for under the measurement alternative. As a result of the pending sale, the ownership interest in MARA was reclassified to current at September 30, 2022, previously included in non-current at December 31, 2021. See "Minera Agua Rica Alumbrera Limited" below for additional information.
(3)Includes equity interest held in QuestEx Gold & Copper Ltd. (“QuestEx”) at December 31, 2021. During the second quarter of 2022, Skeena Resources Limited ("Skeena") acquired all of the issued and outstanding shares of QuestEx. Concurrently, the Company purchased certain properties acquired by Skeena for total consideration of $20.
(4)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 5 for further information regarding these amounts.
Marketable and other equity securities
Minera Agua Rica Alumbrera Limited
At September 30, 2022, the Company held an 18.75% ownership interest in Minera Agua Rica Alumbrera Limited ("MARA"), a joint venture with Glencore International AG (“Glencore”) and Yamana Gold Inc. (“Yamana”) which consisted of the Alumbrera mine and the Agua Rica project, located in Argentina. The ownership interest held by the Company in MARA was accounted for as an equity security and was valued under the measurement alternative. In September 2022, the Company entered into an agreement to sell all of the Company's outstanding shares of MARA to Glencore for a purchase price of $125 upon closing and a $30 deferred payment, which is due upon successfully reaching commercial production and otherwise subject to a 6% annual interest capping the deferred payment at $50. The transaction closed in the fourth quarter of 2022 resulting in a gain of approximately $60 and will be recorded in Other income (loss), net.
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the three and nine months ended September 30, 2022 primarily consists of income of $26 and $84, respectively, from the Pueblo Viejo mine. Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the three and nine months ended September 30, 2021 primarily consists of income of $43 and $137, respectively, from the Pueblo Viejo mine.
See below for further information on the Company's equity method investments.
Pueblo Viejo
As of September 30, 2022 and December 31, 2021, the Company had outstanding shareholder loans to Pueblo Viejo of $335 and $260, with accrued interest of $4 and $3, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of September 30, 2022.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $146 and $413 for the three and nine months ended September 30, 2022, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $154 and $476 for the three and nine months ended September 30, 2021, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of September 30, 2022 or December 31, 2021.
NOTE 11     INVENTORIES

	At September 30, 2022	At December 31, 2021
Materials and supplies	$739	$669
In-process	131	132
Concentrate	71	58
Precious metals	59	71
Inventories	$1,000	$930

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12     STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2022			At December 31, 2021
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$394	$300	$694	$491	$366	$857
Non-current	1,495	344	1,839	1,442	333	1,775
Total	$1,889	$644	$2,533	$1,933	$699	$2,632
During the three and nine months ended September 30, 2022, the Company recorded write-downs of $47 and $85, respectively, classified as a component of Costs applicable to sales and write-downs of $14 and $28, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs during the three months ended September 30, 2022, $28 was related to NGM, $17 to Yanacocha, $13 to CC&V and $3 to Akyem. Of the write-downs during the nine months ended September 30, 2022, $67 was related to NGM, $22 to CC&V, $17 to Yanacocha, $4 to Merian and $3 to Akyem.
During the three and nine months ended September 30, 2021, the Company recorded write-downs of $18 and $37, respectively, classified as a component of Costs applicable to sales and write-downs of $7 and $15, respectively, classified as components of Depreciation and amortization, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. All write-downs during the three months ended September 30, 2021 were related to Yanacocha. Of the write-downs during the nine months ended September 30, 2021, $25 was related to Yanacocha, $16 to NGM and $11 to CC&V.
Refer to Note 2 for discussion on potential impacts to the Company's long-term business plans and, as a result, the risk of further write-downs in light of the current challenging market conditions including but not limited to significant inflation experienced globally.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 14     OTHER LIABILITIES

	At September 30, 2022	At December 31, 2021
Other current liabilities:
Reclamation and remediation liabilities	$273	$273
Accrued operating costs	260	201
Accrued capital expenditures	195	155
Payables to NGM (1)	52	114
Other (2)	369	430
	$1,149	$1,173

Other non-current liabilities:
Income and mining taxes (3)	$216	$328
Other (4)	267	280
	$483	$608
_________________________
(1)Primarily consists of amounts due to NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are presented within Other current assets.
(2)Primarily consists of accrued interest on debt, the current portion of the silver streaming agreement liability, royalties, and taxes other than income and mining taxes.
(3)Includes unrecognized tax benefits, including penalties and interest.
(4)Primarily consists of the non-current portion of the Norte Abierto deferred payments and social development and community obligations.

NOTE 15     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments (1)	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2021	$2	$119	$(166)	$(88)	$(133)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(3)	6	17	—	20
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	103	3	106
Other comprehensive income (loss)	(3)	6	120	3	126
Balance at September 30, 2022	$(1)	$125	$(46)	$(85)	$(7)
__________________________
(1)The $103 loss, reclassified from Accumulated other comprehensive income (loss) primarily relates to the $130 settlement loss, net of $27 tax, recognized as a result of the group annuity purchase in March 2022. Refer to Note 7 for additional information. All other reclassifications from Accumulated other comprehensive income (loss) were immaterial for the nine months ended September 30, 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2022	2021
Decrease (increase) in operating assets:
Trade and other receivables	$133	$216
Inventories, stockpiles and ore on leach pads	(148)	(218)
Other assets	(176)	(189)
Increase (decrease) in operating liabilities:
Accounts payable	52	(32)
Reclamation and remediation liabilities	(170)	(97)
Accrued tax liabilities	(307)	(229)
Other accrued liabilities	(196)	(29)
Net change in operating assets and liabilities	$(812)	$(578)
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, the Company’s asset retirement obligation at December 31, 2021 included updates primarily to the expected construction of two water treatment plants, a related increase in the annual operating costs over the extended closure period, and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). However, these and other additional risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, the impact of inflationary pressures and supply chain disruptions on existing cost estimates, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and storm water management system, and review of post-closure management costs. The ongoing studies, which are progressing in 2022, are intended to evaluate and further understand these risks and determine what, if any, additional modification may be required to the reclamation plan. The Company expects these studies to extend beyond the current year, and as a result, the Company is currently unable to reasonably estimate the impacts these risks, if realized, may have on the reclamation obligation as of September 30, 2022.
In conjunction with the Company’s annual update process for all asset retirement obligations, the Company expects to record an adjustment to the Yanacocha reclamation liability in the fourth quarter of 2022 based on engineering progress for the water treatment plants. As related engineering activities have progressed, we are currently evaluating certain estimates for impacts of further design considerations, recent inflation and supply chain disruptions on the estimated construction costs for the water treatment plants as well as post-closure management costs. These potential changes are currently undergoing review and remain subject to significant revision, but if confirmed, could result in a material increase in the reclamation obligation at Yanacocha in the fourth quarter of 2022 with a corresponding non-cash charge to reclamation expense related to operations no longer in production.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site in a lump sum payment of $42, which Newmont classified as restricted assets. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA completed their assessment and approval of the WTP design in 2021 and Newmont has selected contractors for the construction of the new water treatment plant and effluent pipeline. Construction of the effluent pipeline began in 2021, and construction of the new WTP began in 2022.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $151, assumed 100% by Newmont, at September 30, 2022.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC, and Kirkland. IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court granted in October 2022. The Company intends to vigorously defend this matter, but cannot reasonably predict the outcome.
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
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
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
Deferred payments to Barrick of $122 and $124 as of September 30, 2022 and December 31, 2021, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.

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
Refer to the Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and Non-GAAP Financial Measures for information about the continued impacts from the COVID-19 pandemic, the Russian invasion of Ukraine, and the resulting significant inflation experienced globally, as well as the effects of certain counter measures taken by central banks, on the Company. Also see discussion of Risk and Uncertainties within Note 2 of the Condensed Consolidated Financial Statements, relating to inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations, as well as impacts on the timing and cost of capital expenditures and the risk of potential impairment to certain assets.
In the third quarter of 2022, as a result of these challenging market conditions, record inflation rates, the rising prices for commodities and raw materials, prolonged supply chain disruptions, competitive labor markets and consideration of capital allocation, the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. With the delay of the Yanacocha Sulfides project, management will focus its efforts on optimizing its allocation of funds to current operations and other capital commitments, while also assessing execution options and project plans options, up to and including transitioning Yanacocha operations into full closure. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion.
In February 2022, the Company completed the acquisition of Buenaventura's 43.65% noncontrolling interest in Minera Yanacocha S.R.L. ("Yanacocha") (the "Yanacocha Transaction") and sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"). Additionally, in March 2022, Sumitomo exercised its option to require Yanacocha to repurchase its 5% interest which closed in the second quarter of 2022. At September 30, 2022, the Company holds 100% ownership interest in Yanacocha. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details regarding these transactions.
We continue to focus on improving safety and efficiency at our operations, maintaining leading ESG practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021
Net income (loss) from continuing operations attributable to Newmont stockholders	$218	$(8)	$226
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.28	$(0.01)	$0.29

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,029	$1,170	$(141)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.30	$1.46	$(0.16)
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended September 30, 2022, compared to the same period in 2021, is primarily due to the Loss on assets held for sale in 2021 related to the Conga mill assets, lower income tax expense and a gain on the change in fair value of marketable and other equity securities compared to a loss in the prior period, partially offset by lower realized metal prices and sales volumes, and higher Costs applicable to sales predominately resulting from impacts due to cost inflation.
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the nine months ended September 30, 2022, compared to the same period in 2021, is primarily due to higher Costs applicable to sales predominately resulting from cost inflation impacts and charges related to the profit-sharing agreement entered into by the Company (the "Peñasquito Profit-Sharing Agreement") largely associated with 2021 site performance, lower sales volumes, a non-cash pension settlement charge and the loss on the sale of the La Zanja equity method investment, partially offset by the Loss on assets held for sale in 2021 related to the Conga mill assets, lower income tax expense, higher realized gold prices and change in fair value of marketable and other equity securities.
For further information on the Peñasquito Profit-Sharing Agreement, refer to Note 3 of the Condensed Consolidated Financial Statements.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2022	2021
Gold	$2,350	$2,516	$(166)	(7)%
Copper	48	72	(24)	(33)
Silver	105	143	(38)	(27)
Lead	26	42	(16)	(38)
Zinc	105	122	(17)	(14)
	$2,634	$2,895	$(261)	(9)%

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2022	2021
Gold	$7,586	$7,628	$(42)	(1)%
Copper	223	204	19	9
Silver	401	486	(85)	(17)
Lead	98	129	(31)	(24)
Zinc	407	385	22	6
	$8,715	$8,832	$(117)	(1)%

	Three Months Ended September 30, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,386	$60	$106	$27	$122
Provisional pricing mark-to-market	(24)	(9)	(6)	—	—
Silver streaming amortization	—	—	17	—	—
Gross after provisional pricing and streaming impact	2,362	51	117	27	122
Treatment and refining charges	(12)	(3)	(12)	(1)	(17)
Net	$2,350	$48	$105	$26	$105
Consolidated ounces (thousands)/pounds (millions) sold	1,391	17	6,805	30	85
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,716	$3.45	$15.55	$0.89	$1.44
Provisional pricing mark-to-market	(17)	(0.53)	(0.85)	—	—
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,699	2.92	17.15	0.89	1.44
Treatment and refining charges	(8)	(0.12)	(1.73)	(0.03)	(0.19)
Net	$1,691	$2.80	$15.42	$0.86	$1.25
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Three Months Ended September 30, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,527	$75	$167	$30	$133
Provisional pricing mark-to-market	5	(1)	(29)	13	1
Silver streaming amortization	—	—	19	—	—
Gross after provisional pricing and streaming impact	2,532	74	157	43	134
Treatment and refining charges	(16)	(2)	(14)	(1)	(12)
Net	$2,516	$72	$143	$42	$122
Consolidated ounces (thousands)/pounds (millions) sold	1,416	18	7,792	42	98
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,784	$4.18	$21.52	$0.73	$1.35
Provisional pricing mark-to-market	4	(0.08)	(3.79)	0.29	0.01
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,788	4.10	20.17	1.02	1.36
Treatment and refining charges	(10)	(0.11)	(1.83)	(0.03)	(0.12)
Net	$1,778	$3.99	$18.34	$0.99	$1.24
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Nine Months Ended September 30, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$7,642	$254	$402	$106	$478
Provisional pricing mark-to-market	(22)	(23)	(18)	(5)	(18)
Silver streaming amortization	—	—	56	—	—
Gross after provisional pricing and streaming impact	7,620	231	440	101	460
Treatment and refining charges	(34)	(8)	(39)	(3)	(53)
Net	$7,586	$223	$401	$98	$407
Consolidated ounces (thousands)/pounds (millions) sold	4,202	63	22,523	107	290
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,819	$4.03	$17.88	$1.00	$1.65
Provisional pricing mark-to-market	(5)	(0.37)	(0.78)	(0.05)	(0.06)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,814	3.66	19.55	0.95	1.59
Treatment and refining charges	(8)	(0.12)	(1.74)	(0.03)	(0.18)
Net	$1,806	$3.54	$17.81	$0.92	$1.41
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Nine Months Ended September 30, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$7,675	$204	$490	$130	$419
Provisional pricing mark-to-market	(10)	5	(20)	2	5
Silver streaming amortization	—	—	58	—	—
Gross after provisional pricing and streaming impact	7,665	209	528	132	424
Treatment and refining charges	(37)	(5)	(42)	(3)	(39)
Net	$7,628	$204	$486	$129	$385
Consolidated ounces (thousands)/pounds (millions) sold	4,277	49	23,938	134	319
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,794	$4.20	$20.49	$0.98	$1.32
Provisional pricing mark-to-market	(2)	0.09	(0.85)	0.01	0.01
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,792	4.29	22.08	0.99	1.33
Treatment and refining charges	(9)	(0.10)	(1.76)	(0.03)	(0.12)
Net	$1,783	$4.19	$20.32	$0.96	$1.21
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

The change in consolidated sales is due to:

	Three Months Ended September 30,
	2022 vs. 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(46)	$(4)	$(19)	$(12)	$(19)
Increase (decrease) in average realized price	(124)	(19)	(21)	(4)	7
Decrease (increase) in treatment and refining charges	4	(1)	2	—	(5)
	$(166)	$(24)	$(38)	$(16)	$(17)

	Nine Months Ended September 30,
	2022 vs. 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(136)	$47	$(31)	$(27)	$(40)
Increase (decrease) in average realized price	91	(25)	(57)	(4)	76
Decrease (increase) in treatment and refining charges	3	(3)	3	—	(14)
	$(42)	$19	$(85)	$(31)	$22
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (decrease)	Percent Change
	2022	2021
Gold	$1,345	$1,175	$170	14%
Copper	36	37	(1)	(3)
Silver	85	80	5	6
Lead	15	18	(3)	(17)
Zinc	64	57	7	12
	$1,545	$1,367	$178	13%

	Nine Months Ended September 30,		Increase (decrease)	Percent Change
	2022	2021
Gold	$3,910	$3,331	$579	17%
Copper	131	102	29	28
Silver	337	230	107	47
Lead	66	55	11	20
Zinc	244	177	67	38
	$4,688	$3,895	$793	20%
The increase in Costs applicable to sales during the three and nine months ended September 30, 2022, compared to the same periods in 2021, is primarily due to (i) impacts arising from the significant inflation experienced globally including increases in labor costs, supply chain disruption, and an increase in commodity inputs, including higher fuel and energy prices and (ii) higher inventory adjustments at NGM, partially offset by lower sales volumes. The increase in Costs applicable to sales during the nine months ended September 30, 2022, compared to the same period in 2021, is also due to the Peñasquito Profit-Sharing Agreement.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2022	2021
Gold	$440	$475	$(35)	(7)%
Copper	7	6	1	17
Silver	29	43	(14)	(33)
Lead	5	9	(4)	(44)
Zinc	19	25	(6)	(24)
Other	8	12	(4)	(33)
	$508	$570	$(62)	(11)%

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2022	2021
Gold	$1,350	$1,400	$(50)	(4)%
Copper	24	16	8	50
Silver	115	123	(8)	(7)
Lead	23	29	(6)	(21)
Zinc	76	80	(4)	(5)
Other	26	36	(10)	(28)
	$1,614	$1,684	$(70)	(4)%
The decrease in Depreciation and amortization during the three months ended September 30, 2022, compared to the same period in 2021, is primarily due to lower production volume at NGM as a result of lower leach pad production and ore grade mined and lower production at Yanacocha as a result of lower leach pad production, partially offset by higher production volumes at Ahafo as a result of higher ore grade milled.
The decrease to Depreciation and amortization during the nine months ended September 30, 2022, compared to the same period in 2021, is primarily due to lower production volume at Peñasquito and Éléonore as a result of lower ore grade mined and lower production volume at NGM as a result of lower leach pad production and ore grade mined, partially offset by higher production at Boddington as a result of higher ore grade milled and higher mineral interest amortization at Cerro Negro.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, see Results of Consolidated Operations below.
For discussion regarding variations in operations, see Results of Operations below.
Advanced projects, research and development expense increased by $40 and $61 during the three and nine months ended September 30, 2022 respectively, compared to the same periods in 2021, primarily due to payments made as part of the strategic alliance with Caterpillar Inc. (“CAT”) relating to the Company's climate change initiatives and project spend relating to certain development projects at Cerro Negro in South America and Galore Creek in Corporate and other. For the nine months ended September 30, 2022, compared to the same period in 2021, the increase is partially offset by lower full potential spend at various sites. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for further information regarding the payments made to CAT.
Income and mining tax expense (benefit) was $96 and $222, and $343 and $798 during the three and nine months ended September 30, 2022 and 2021, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 8 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	September 30, 2022						September 30, 2021
	Income (Loss) (1)		Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$46	00	11%		$5		$160	20%		$32
CC&V	(15)		7		(1)		21	14		3
Corporate & Other	(79)		43		(34)		(212)	7		(15)
Total US	(48)		63		(30)		(31)	(65)		20
Australia	207		36		75		219	35		76
Ghana	106		35		37		109	34		37
Suriname	28		25		7		74	27		20
Peru	(46)		—		—		(597)	—		(1)
Canada	(18)		28		(5)		(49)	4		(2)
Mexico	85		45		38		211	26		55
Argentina	(24)		100		(24)		10	200		20
Other Foreign	6		—		—		(17)	(29)		5
Rate adjustments	—		N/A		(2)	(2)	—	N/A		(8)	(2)
Consolidated	$296		33%	(3)	$96		$(71)	(313)%	(3)	$222
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3 of the Condensed Consolidated Financial Statements.
(2)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(3)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

	Nine Months Ended
	September 30, 2022					September 30, 2021
	Income (Loss)(1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$288	14%		$39		$493	18%		$89
CC&V	(15)	7		(1)		71	10		7
Corporate & Other	(446)	19		(84)		(517)	12		(61)
Total US	(173)	27		(46)		47	74		35
Australia	878	35		303		706	36		252
Ghana	383	35		133		363	34		123
Suriname	132	27		35		220	29		63
Peru	(43)	(5)		2		(562)	(9)		53
Canada	(104)	9		(9)		70	41		29
Mexico	273	—		—	(2)	753	32		239	(2)
Argentina	(31)	168		(52)		(9)	(122)		11
Other Foreign	17	12		2		27	19		5
Rate adjustments	—	N/A		(25)	(3)	—	N/A		(12)	(3)
Consolidated	$1,332	26%	(4)	$343		$1,615	49%	(4)	$798
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3 of the Condensed Consolidated Financial Statements.
(2)Includes tax settlement of $(125) and $—, respectively.
(3)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(4)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA introduced an excise tax on stock repurchases of 1% and a corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a three-year period. The IRA is effective for fiscal periods beginning 2023. The Company is in the process of evaluating the impact of the IRA. No material impacts are expected to the consolidated financial statements or disclosures. Refer to Note 2 of the Condensed Consolidated Financial Statements for further information.

Refer to the Notes of the Condensed Consolidated Financial Statements for explanations of other financial statement line items.
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15
2021 GEO Price	$1,200	$2.75	$22.00	$0.90	$1.05
Our mines continue to incur costs related to health and safety measures taken to combat the on-going COVID-19 pandemic. For the three and nine months ended September 30, 2022, we incurred $6 and $33, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net. For the three and nine months ended September 30, 2021, we incurred $24 and $66, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	404	384	$980	$800	$363	$372	$1,285	$1,026
South America	207	246	1,145	958	354	372	1,423	1,276
Australia	296	274	754	788	181	186	984	1,025
Africa	254	210	918	886	296	314	1,085	1,114
Nevada	267	308	1,104	768	409	435	1,358	945
Total/Weighted-Average (4)	1,428	1,422	$968	$830	$322	$344	$1,271	$1,120
Attributable to Newmont	1,406	1,364

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	254	275	$699	$595	$227	$294	$982	$822
Australia (6)	45	40	776	914	153	151	888	1,025
Total/Weighted-Average (4)	299	315	$712	$638	$215	$275	$999	$887

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	81	85

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America	1,029	1,194	$1,032	$767	$378	$358	$1,318	$988
South America	679	726	1,010	822	357	365	1,241	1,119
Australia	944	842	740	767	171	175	938	1,040
Africa	695	617	877	804	303	314	1,067	1,023
Nevada	845	895	1,010	755	427	433	1,232	931
Total/Weighted-Average (4)	4,192	4,274	$931	$779	$327	$336	$1,209	$1,064
Attributable to Newmont	4,106	4,099

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
North America (5)	819	820	$815	$564	$270	$283	$1,094	$781
Australia (6)	160	115	768	913	143	148	893	1,155
Total/Weighted-Average (4)	979	935	$807	$606	$247	$267	$1,098	$863

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	220	254
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three and nine months ended September 30, 2021, Depreciation and amortization includes $2 and $3 at Australia, respectively, in care and maintenance costs. There were no care and maintenance costs at Australia for the three and nine months ended September 30, 2022.
(3)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis. For the three and nine months ended September 30, 2021, All-in sustaining costs includes $6 and $8 at Australia, respectively, in care and maintenance costs recorded in Other expense, net. There were no care and maintenance costs at Australia for the three and nine months ended September 30, 2022.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended September 30, 2022, the Peñasquito mine in North America produced 7,460 thousand ounces of silver, 33 million pounds of lead and 89 million pounds of zinc. For the three months ended September 30, 2021, the Peñasquito mine in North America produced 7,970 thousand ounces of silver, 44 million pounds of lead and 109 million pounds of zinc. For the nine months ended September 30, 2022, the Peñasquito mine in North America produced 23,273 thousand ounces of silver, 112 million pounds of lead and 297 million pounds of zinc. For the nine months ended September 30, 2021, the Peñasquito mine in North America produced 23,560 thousand ounces of silver, 138 million pounds of lead and 325 million pounds of zinc.
(6)For the three months ended September 30, 2022 and 2021, the Boddington mine in Australia produced 16 million and 17 million pounds of copper, respectively. For the nine months ended September 30, 2022 and 2021, the Boddington mine in Australia produced 59 million and 50 million pounds of copper, respectively.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three months ended September 30, 2022 compared to 2021
Consolidated gold production was in line with prior year, primarily due to higher ore grade milled, offset by lower mill throughput and lower leach pad recoveries. Consolidated gold equivalent ounces – other metals production decreased 5% primarily due to lower ore grade milled at Peñasquito in North America.
Costs applicable to sales per consolidated gold ounce increased 17% primarily due to impacts arising from the significant inflation experienced globally including increases in labor costs and an increase in commodity inputs, including higher fuel and energy prices, inventory write-downs and lower gold ounces sold. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 12% primarily due to higher fuel and energy costs resulting from cost inflation and lower gold equivalent ounces - other metals sold at Peñasquito in North America.
Depreciation and amortization per consolidated gold ounce decreased 6% primarily due to lower depreciation rates due to increases in mine lives at certain sites, partially offset by inventory write-downs. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 22% primarily due to lower co-product allocation of costs to other metals at Peñasquito in North America.
All-in sustaining costs per consolidated gold ounce increased 13% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 13% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.

Nine Months Ended September 30, 2022 compared to 2021
Consolidated gold production decreased 2% primarily due to lower mill throughput and lower leach pad production, partially offset by higher ore grade milled. Consolidated gold equivalent ounces – other metals production increased 5% primarily due to higher ore grade milled at Boddington in Australia.
Costs applicable to sales per consolidated gold ounce increased 20% primarily due to lower gold ounces sold, impacts arising from the significant inflation experienced globally including increases in labor costs and commodity inputs, including higher fuel and energy prices, lower by-product credits, the Peñasquito Profit-Sharing Agreement and inventory write-downs. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 33% primarily due to higher fuel and energy costs, the Peñasquito Profit-Sharing Agreement and higher co-product allocation of costs to the other metals.
Depreciation and amortization per consolidated gold ounce decreased 3% primarily due to lower depreciation rates resulting from increases in mine lives at certain sites, partially offset by inventory write-downs. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 7% primarily due to lower co-product allocation of costs to other metals at Peñasquito in North America and higher gold equivalent ounces - other metals sold at Boddington in Australia.
All-in sustaining costs per consolidated gold ounce increased 14% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per consolidated gold equivalent ounce – other metals increased 27% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals.
North America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	47	47	$1,325	$959	$387	$260	$1,750	$1,421
Musselwhite	44	36	1,113	1,058	451	531	1,533	1,379
Porcupine	74	73	970	972	364	315	1,199	1,139
Éléonore	57	56	1,171	1,024	517	614	1,570	1,243
Peñasquito	182	172	757	548	260	290	982	706
Total/Weighted-Average (3)	404	384	$980	$800	$363	$372	$1,285	$1,026

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)	254	275	$699	$595	$227	$294	$982	$819
Total/Weighted-Average (3)	254	275	$699	$595	$227	$294	$982	$822

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	125	167	$1,265	$992	$391	$281	$1,661	$1,271
Musselwhite	115	105	1,257	1,044	479	529	1,619	1,366
Porcupine	201	214	1,038	927	364	318	1,271	1,144
Éléonore	148	188	1,305	956	559	558	1,675	1,253
Peñasquito	440	520	791	513	272	272	1,002	663
Total/Weighted-Average (3)	1,029	1,194	$1,032	$767	$378	$358	$1,318	$988

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (4)	819	820	$815	$564	$270	$283	$1,092	$778
Total/Weighted-Average (3)	819	820	$815	$564	$270	$283	$1,094	$781
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)For the three months ended September 30, 2022, Peñasquito produced 7,460 thousand ounces of silver, 33 million pounds of lead and 89 million pounds of zinc. For the three months ended September 30, 2021, Peñasquito produced 7,970 thousand ounces of silver, 44 million pounds of lead and 109 million pounds of zinc. For the nine months ended September 30, 2022, Peñasquito produced 23,273 thousand ounces of silver, 112 million pounds of lead and 297 million pounds of zinc. For the nine months ended September 30, 2021, Peñasquito produced 23,560 thousand ounces of silver, 138 million pounds of lead and 325 million pounds of zinc.

Three months ended September 30, 2022 compared to 2021
CC&V, USA. Gold production was in line with the prior year, primarily due to higher leach pad recoveries, offset by lower ore milled due to the mill shut down and temporary idling in the current year. Costs applicable to sales per gold ounce increased 38% primarily due to inventory write-downs and higher fuel, energy and materials costs resulting form cost inflation. Depreciation and amortization per gold ounce increased 49% primarily due to inventory write-downs. All-in sustaining costs per gold ounce increased 23% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Musselwhite, Canada. Gold production increased 22% primarily due to higher mill throughput and higher ore grade milled. Costs applicable to sales per gold ounce increased 5% primarily due to higher contract labor costs and higher fuel and energy costs resulting from cost inflation, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 15% primarily due to lower depreciation rates due to a longer mine life and higher gold ounces sold. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Porcupine, Canada. Gold production increased 1% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce was in line with prior year. Depreciation and amortization per gold ounce increased 16% primarily due to higher depreciation rates from asset additions, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce increased 5% primarily due to higher sustaining capital spend.
Éléonore, Canada. Gold production increased 2% primarily due to higher mill throughput, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 14% primarily due to lower gold ounces sold, higher fuel and energy costs resulting from cost inflation, and higher maintenance costs for underground equipment. Depreciation and amortization per gold ounce decreased 16% primarily due to lower depreciation rates due to a longer mill life, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 26% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Peñasquito, Mexico. Gold production increased 6% primarily due to higher ore grade milled, partially offset by lower mill recovery. Gold equivalent ounces – other metals production decreased 8% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 38% primarily due to higher fuel and energy costs resulting from cost inflation and lower gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 17% primarily due to lower gold equivalent ounces - other metals sold and higher fuel and energy costs, partially offset by lower co-product allocation of costs to the other metals. Depreciation and amortization per gold ounce decreased 10% primarily due to lower depreciation rates due to a longer mill life, partially offset by lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 23% primarily due to lower co-product allocation of costs to other metals, partially offset by lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 39% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 20% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.
Nine Months Ended September 30, 2022 compared to 2021
CC&V, USA. Gold production decreased 25% primarily due to lower leach pad recoveries and lower ore milled due to the mill shut down and temporary idling in the current year. Costs applicable to sales per gold ounce increased 28% primarily due to lower gold ounces sold and inventory write-downs. Depreciation and amortization per gold ounce increased 39% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 31% primarily due to higher costs applicable to sales per gold ounce.
Musselwhite, Canada. Gold production increased 10% primarily due to higher mill throughput. Costs applicable to sales per gold ounce increased 20% primarily due to higher contract labor costs and higher fuel and energy costs resulting from cost inflation, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 9% primarily due to lower depreciation rates due to a longer mine life and higher gold ounces sold. All-in sustaining costs per gold ounce increased 19% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Porcupine, Canada. Gold production decreased 6% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 12% primarily due to higher fuel and energy costs resulting from cost inflation and lower gold ounces sold. Depreciation and amortization per gold ounce increased 14% primarily due to higher depreciation rates from asset additions and lower gold ounces sold. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Éléonore, Canada. Gold production decreased 21% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 37% primarily due to lower gold ounces sold and higher maintenance costs for underground equipment. Depreciation and amortization per gold ounce was in line with prior year. All-in sustaining costs per gold ounce increased 34% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.

Peñasquito, Mexico. Gold production decreased 15% primarily due to lower ore grade milled and lower mill recovery. Gold equivalent ounces – other metals production was in line with the prior year. Costs applicable to sales per gold ounce increased 54% primarily due to the Peñasquito Profit-Sharing Agreement entered into during the second quarter of 2022, higher fuel and energy costs resulting from cost inflation and lower gold ounces sold, partially offset by lower co-product allocation of costs to gold. Costs applicable to sales per gold equivalent ounce – other metals increased 45% primarily due to higher fuel and energy costs resulting from cost inflation, the Peñasquito Profit-Sharing Agreement entered into during the second quarter of 2022 and higher co-product allocation of costs to other metals, partially offset by lower gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce was in line with the prior year. Depreciation and amortization per gold equivalent ounce – other metals decreased 5% primarily due to lower depreciation rates due to a longer mill life. All-in sustaining costs per gold ounce increased 51% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 40% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.
South America Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	53	65	$1,415	$1,388	$395	$494	$1,676	$1,908
Merian	87	105	1,041	758	214	221	1,252	884
Cerro Negro	67	76	1,068	846	487	480	1,411	1,231
Total / Weighted Average (3)	207	246	$1,145	$958	$354	$372	$1,423	$1,276
Yanacocha (—% and 48.65%, respectively) (4)	—	(32)
Merian (25%)	(22)	(26)
Attributable to Newmont	185	188

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	81	85

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Yanacocha	186	194	$1,130	$890	$355	$428	$1,362	$1,385
Merian	284	324	947	758	212	230	1,131	886
Cerro Negro	209	208	986	861	542	509	1,248	1,198
Total / Weighted Average (3)	679	726	$1,010	$822	$357	$365	$1,241	$1,119
Yanacocha (—% and 48.65%, respectively) (4)	(14)	(94)
Merian (25%)	(72)	(81)
Attributable to Newmont	593	551

Attributable gold from equity method investments (5)	(ounces in thousands)
Pueblo Viejo (40%)	220	254
___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(4)The Company acquired the remaining interest in Yanacocha in 2022, resulting in 100% ownership interest for the third quarter of 2022. The Company recognized amounts attributable to non-controlling interests for Yanacocha during the nine months ended September 30, 2022 for the period prior to acquiring 100% ownership. Refer to Note 1 of the Condensed Consolidated Financial Statement for further information.
(5)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Three months ended September 30, 2022 compared to 2021
Yanacocha, Peru. Gold production decreased 18% primarily due to lower leach pad recoveries in the current year. Costs applicable to sales per gold ounce increased 2% primarily due to higher energy and materials costs, lower gold ounces sold and lower by-product credits, partially offset by lower worker participation costs. Depreciation and amortization per gold ounce decreased 20% primarily due to the amortization of the remaining asset retirement costs at La Quinua in the prior year, as production from this leach pad was completed during 2021. All-in sustaining costs per gold ounce decreased 12% primarily due to lower reclamation costs and lower COVID-19 costs, partially offset by higher sustaining capital spend and higher costs applicable to sales per gold ounce.
Merian, Suriname. Gold production decreased 17% primarily due to lower mill throughput as a result of the mill being shut down for two weeks during the quarter for maintenance and lower ore grade milled. Costs applicable to sales per gold ounce increased 37% primarily due to higher fuel and energy costs resulting from cost inflation and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 3% primarily due to lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 42% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 12% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 26% primarily due to higher equipment maintenance costs, higher contracted services costs and higher materials costs, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 1% primarily due to higher mineral interest amortization, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend, partially offset by lower COVID-19 costs.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 5% primarily due to lower ore grade milled. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Nine Months Ended September 30, 2022 compared to 2021
Yanacocha, Peru. Gold production decreased 4% primarily due to lower leach pad recoveries in the current year. Costs applicable to sales per gold ounce increased 27% primarily due to lower by-product credits resulting from silver sale shipments in the prior year, higher energy and materials costs and lower gold ounces sold, partially offset by lower worker participation costs. Depreciation and amortization per gold ounce decreased 17% primarily due to the amortization of the remaining asset retirement costs at La Quinua in the prior year, as production from this leach pad was completed during 2021. All-in sustaining costs per gold ounce decreased 2% primarily due to lower reclamation costs and lower COVID-19 costs, partially offset by higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Merian, Suriname. Gold production decreased 12% primarily due to lower mill throughput as a result of the mill being temporarily shut down in the third quarter of 2022 for maintenance and lower ore grade milled. Costs applicable to sales per gold ounce increased 25% primarily due to higher fuel and energy costs resulting from cost inflation and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 8% primarily due to lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 28% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production was in line with prior year primarily due to higher mill throughput and a drawdown of in-circuit inventory compared to a build-up in the prior year, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce increased 15% primarily due to higher equipment maintenance costs, higher contracted services costs and higher materials costs, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 6% primarily due to higher mineral interest amortization, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce increased 4% primarily due higher costs applicable to sales per gold ounce, partially offset by lower COVID-19 costs.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 13% primarily due to lower ore grade milled, partially offset by higher mill throughput. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Australia Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	174	162	$839	$906	$156	$150	$1,001	$1,030
Tanami	122	112	637	613	207	225	925	986
Total/Weighted-Average (4)	296	274	$754	$788	$181	$186	$984	$1,025

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	45	40	$776	$914	$153	$151	$873	$1,013
Total/Weighted-Average (4)	45	40	$776	$914	$153	$151	$888	$1,025

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization (2)		All-In Sustaining Costs (3)
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington	589	502	$798	$885	$144	$143	$921	$1,115
Tanami	355	340	641	595	206	207	930	897
Total/Weighted-Average (4)	944	842	$740	$767	$171	$175	$938	$1,040

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Boddington (5)	160	115	$768	$913	$143	$148	$879	$1,141
Total/Weighted-Average (4)	160	115	$768	$913	$143	$148	$893	$1,155
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the three months ended September 30, 2022 and 2021, Depreciation and amortization includes $— and $2 at Tanami in care and maintenance costs. For the nine months ended September 30, 2022 and 2021, Depreciation and amortization includes $— and $3 at Tanami in care and maintenance costs.
(3)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis. For the three months ended September 30, 2022 and 2021, All-in sustaining costs includes $— and $6 at Tanami in care and maintenance costs recorded in Other expense, net. For the nine months ended September 30, 2022 and 2021, All-in sustaining costs includes $— and $8 at Tanami in care and maintenance costs recorded in Other expense, net.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the three months ended September 30, 2022 and 2021, Boddington produced 16 million and 17 million pounds of copper, respectively. For the nine months ended September 30, 2022 and 2021, Boddington produced 59 million and 50 million pounds of copper, respectively.
Three months ended September 30, 2022 compared to 2021
Boddington, Australia. Gold production increased 7% primarily due to higher ore grade milled, partially offset by lower mill throughput. Gold equivalent ounces – other metals production increased 13% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 7% primarily due to higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher fuel and maintenance costs resulting from cost inflation. Costs applicable to sales per gold equivalent ounce – other metals decreased 15% primarily due to higher gold equivalent ounces - other metals sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher fuel and maintenance costs resulting from cost inflation. Depreciation and amortization per gold ounce increased 4% primarily due to asset additions, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 1% primarily due to asset additions, partially offset by higher gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce decreased 3% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 14% primarily due to lower costs applicable to sales per gold equivalent ounces - other metals.
Tanami, Australia. Gold production increased 9% primarily due to higher mill throughput partially offset by a build-up of in-circuit inventory compared to a drawdown in the prior year. Costs applicable to sales per gold ounce increased 4% primarily due to higher fuel, energy and materials costs resulting from cost inflation, partially offset by higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce decreased 8% primarily due higher gold ounces sold. All-in sustaining costs per gold ounce decreased 6% primarily due to lower COVID-19 and non-productive costs as a result of placing the mine under care and maintenance in the prior year, partially offset by higher costs applicable to sales per gold ounce and higher sustaining capital spend.

Nine Months Ended September 30, 2022 compared to 2021
Boddington, Australia. Gold production increased 17% primarily due to higher ore grade milled, partially offset by lower mill throughput. Gold equivalent ounces – other metals production increased 39% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 10% primarily due to higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher fuel and maintenance costs resulting from cost inflation. Costs applicable to sales per gold equivalent ounce – other metals decreased 16% primarily due to higher gold equivalent ounces - other metals sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher fuel and maintenance costs resulting from cost inflation. Depreciation and amortization per gold ounce increased 1% primarily due to asset additions, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 3% primarily due to higher gold equivalent ounces - other metals sold, partially offset by asset additions. All-in sustaining costs per gold ounce decreased 17% primarily due to lower sustaining capital spend and lower costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals decreased 23% primarily due to lower costs applicable to sales per gold equivalent ounces - other metals and lower sustaining capital spend.
Tanami, Australia. Gold production increased 4% primarily due higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 8% primarily due higher fuel, energy and materials costs resulting from cost inflation, partially offset by a favorable Australian dollar foreign currency exchange rate and higher gold ounces sold. Depreciation and amortization per gold ounce was in line with the prior year. All-in sustaining costs per gold ounce increased 4% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend, partially offset by lower COVID-19 and non-productive costs as a result of placing the mine under care and maintenance in the prior year.
Africa Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	155	124	$1,011	$912	$278	$300	$1,161	$1,100
Akyem	99	86	776	851	323	331	930	1,104
Total / Weighted Average (3)	254	210	$918	$886	$296	$314	$1,085	$1,114

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	397	333	$984	$896	$292	$311	$1,167	$1,105
Akyem	298	284	737	698	318	317	900	902
Total / Weighted Average (3)	695	617	$877	$804	$303	$314	$1,067	$1,023
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended September 30, 2022 compared to 2021
Ahafo, Ghana. Gold production increased 25% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce increased 11% primarily due to higher fuel and energy costs and higher contracted service costs resulting from cost inflation, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 7% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 6% primarily due to higher costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production increased 15% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 9% primarily due to lower royalty payments and higher gold ounces sold, partially offset by higher fuel and energy costs and higher contracted service costs resulting from cost inflation. Depreciation and amortization per gold ounce decreased 2% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 16% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.

Nine Months Ended September 30, 2022 compared to 2021
Ahafo, Ghana. Gold production increased 19% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 10% primarily due to higher fuel, energy, and contracted service costs resulting from cost inflation and higher royalty payments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 6% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 6% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Akyem, Ghana. Gold production increased 5% primarily due to higher mill throughput and a higher drawdown of in-circuit inventory compared to the prior year. Costs applicable to sales per gold ounce increased 6% primarily due to higher fuel, energy, and higher contracted service costs resulting from cost inflation, partially offset by lower royalty payments and higher gold ounces sold. Depreciation and amortization per gold ounce was in line with the prior year. All-in sustaining costs per gold ounce was in line with the prior year.
Nevada Operations

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	267	308	$1,104	$768	$409	$435	$1,358	$945
Total/Weighted-Average (3)	267	308	$1,104	$768	$409	$435	$1,358	$945

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021	2022	2021
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Nevada Gold Mines	845	895	$1,010	$755	$427	$433	$1,232	$931
Total/Weighted-Average (3)	845	895	$1,010	$755	$427	$433	$1,232	$931
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
Three months ended September 30, 2022 compared to 2021
Nevada Gold Mines. Attributable gold production decreased 13% primarily due to lower leach pad production at Cortez and Long Canyon and lower ore grade milled at Carlin and Turquoise Ridge, partially offset by higher mill throughput at Carlin.
Costs applicable to sales per gold ounce increased 44% primarily due to lower by-product credits at Phoenix, lower gold ounces sold at Long Canyon and Turquoise Ridge, inventory write-downs and lower gold ounces sold at Cortez, and higher fuel energy, and contract labor costs resulting from cost inflation at Carlin.
Depreciation and amortization per gold ounce decreased 6% primarily due to higher gold ounces sold at Carlin, partially offset by lower gold ounces sold at Long Canyon, Cortez and Turquoise Ridge.
All-in sustaining costs per gold ounce increased 44% primarily due to higher costs applicable to sales per gold ounce at all NGM sites, as well as higher sustaining capital spend at Carlin and Turquoise Ridge.
Nine Months Ended September 30, 2022 compared to 2021
Nevada Gold Mines. Attributable gold production decreased 6% primarily due to lower leach pad production at Long Canyon due to the ramp down of mining, lower ore grade milled at Carlin and Cortez, and lower mill throughput at Turquoise Ridge, partially offset by higher mill throughput and higher leach pad production at Carlin.
Costs applicable to sales per gold ounce increased 34% primarily due to lower by-product credits and lower gold ounces sold at Phoenix, a drawdown of inventory and lower gold ounces sold at Turquoise Ridge and Long Canyon, higher fuel, energy and contract labor costs resulting from cost inflation at Carlin, and higher fuel, energy and contract labor costs resulting from cost inflation, inventory write-downs and lower gold ounces sold at Cortez.
Depreciation and amortization per gold ounce decreased 1% primarily due to higher gold ounces sold at Carlin, partially offset by lower gold ounces sold at Long Canyon, Turquoise Ridge and Cortez.

All-in sustaining costs per gold ounce increased 32% primarily due to higher costs applicable to sales per gold ounce at all NGM sites, as well as higher sustaining capital spend at Carlin and Turquoise Ridge.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Mexican peso, the Canadian dollar, the Argentine peso, the Peruvian sol, the Surinamese dollar and the Ghanaian cedi. Approximately 54% and 49% of Costs applicable to sales were paid in currencies other than the USD during the three and nine months ended September 30, 2022, respectively, as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Australian Dollar	16%	17%
Mexican Peso	16%	13%
Canadian Dollar	13%	12%
Argentine Peso	5%	4%
Peruvian Sol	3%	2%
Surinamese Dollar	1%	1%
Ghanaian Cedi	—%	—%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales by $38 and $28 during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily in Argentina, Australia and Canada.
Our Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last three years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to pay principal portions of intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our consolidated financial statements or disclosures.
Our Merian mine, located in the country of Suriname, is a USD functional currency entity. Suriname has experienced significant inflation over the last three years and has a highly inflationary economy. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. The Central Bank of Suriname adopted a controlled floating rate system, which resulted in a concurrent devaluation of the Surinamese dollar. The majority of Merian’s activity has historically been denominated in USD due to which the devaluation of the Surinamese dollar has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Surinamese dollar is not expected to have a material impact on our consolidated financial statements or disclosures.
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

The continued impacts from the COVID-19 pandemic, the Russian invasion of Ukraine, and the resulting significant inflation experienced globally, as well as the effects of certain countermeasures taken by central banks, have been and are expected to continue to adversely affect the Company. Depending on the duration and extent of the impact of these events, commodity prices and the prices for gold and other metals could continue to experience volatility; transportation industry disruptions could continue, including limitations on shipping produced metals; our supply chain could continue to experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of September 30, 2022, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At September 30, 2022, the Company had $3,058 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. During the third quarter of 2022, the Company began investing in time deposits with a maturity of more than three months but less than one year and at September 30, 2022, the Company had $653 of these time deposits, included in Time deposits and other investments. Our Cash and cash equivalents and time deposits are highly liquid and low-risk investments that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At September 30, 2022, $1,450 of Cash and cash equivalents, was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine Peso are subject to regulatory restrictions. See Foreign Currency Exchange Rates above for further information. At September 30, 2022, $1,041 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.
We believe our existing consolidated Cash and cash equivalents, time deposits, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At September 30, 2022, our borrowing capacity on our revolving credit facility was $3,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility.
Our financial position was as follows:

	At September 30, 2022	At December 31, 2021
Cash and cash equivalents	$3,058	$4,992
Time deposits (1)	653	—
Borrowing capacity on revolving credit facility	3,000	3,000
Total liquidity	$6,711	$7,992
Net debt (2)	$2,416	$1,310
____________________________
(1)Time deposits are included within Time deposits and other investments on the Condensed Consolidated Balance Sheets. Refer to Note 9 of the Condensed Consolidated Financial Statements for further information.
(2)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $2,188 during the nine months ended September 30, 2022, a decrease in cash provided of $779 from the nine months ended September 30, 2021, primarily due to an increase in operating cash expenditures resulting from the impacts arising from the significant inflation experienced globally; payments related to (i) the Peñasquito Profit-Sharing Agreement, (ii) previously accrued employee severance resulting from a recent change to the employment model change in Ghana, and (iii) our strategic alliance with Caterpillar Inc. (“CAT”); a decrease in sales due to lower sales volumes; and an increase in payments for reclamation and remediation obligations.
Net cash provided by (used in) investing activities was $(2,257) during the nine months ended September 30, 2022, an increase in cash used of $740 from the nine months ended September 30, 2021, primarily due to an increase in the purchase of time deposits and higher capital expenditures in 2022, partially offset by the acquisition of GT Gold in 2021.
Net cash provided by (used in) financing activities was $(1,877) during the nine months ended September 30, 2022, a decrease in cash used of $486 from the nine months ended September 30, 2021, primarily due to higher net repayments of debt in 2021 and higher stock repurchases in 2021, partially offset by the acquisition of noncontrolling interest in Yanacocha in 2022.

Capital Resources
In October 2022, the Board declared a dividend of $0.55 per share, determined under the dividend framework. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
No share repurchases on the authorized program occurred during the three months ended September 30, 2022.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets, and meeting our 2030 and 2050 carbon commitments. For example, total development capital spend on the Ahafo North project, which received full funding approval from the Board of Directors in July 2021, is expected to be funded from existing liquidity and future operating cash flows. We consider sustaining capital as those capital expenditures that are necessary to maintain current production and execute the current mine plan. Capital expenditures to develop new operations or related to projects at existing operations, where these projects will enhance production or reserves, are considered non-sustaining or development capital. The Company’s decision to reprioritize, sell or abandon a development project, which may include returning mining concessions to host governments, could result in a future impairment charge.
The Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure we execute on our capital priorities and provide long-term value to shareholders. Included in the Company's continuous evaluation is consideration of current market opportunities or pressures. In response to the current challenging market conditions, which include inflationary pressures and supply chain disruptions, in the third quarter of 2022 the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. Refer to Note 2 of the Condensed Consolidated Financial Statements for further information.
In 2020, we announced climate targets to reduce GHG emissions and plans to significantly invest in climate change initiatives in support of this goal, which may be capital in nature. As part of these initiatives, in November 2021, Newmont announced a strategic alliance with CAT with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. To support the alliance, Newmont pledged a preliminary investment of $100, of which $34 has been paid as of September 30, 2022 and is recognized in Advanced projects, research and development within our Condensed Consolidated Statements of Operations, to CAT in connection with automation and electrification goals for surface and underground mining infrastructures and haulage fleets. The remaining pledged amount is anticipated to be paid as certain milestones are reached through 2025.
For additional information on our capital expenditures, refer to Part II, Item 7, Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. For risks related to climate-related capital expenditures, see Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
For the nine months ended September 30, 2022 and 2021, we had Additions to property, plant and mine development as follows:

	2022			2021
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$93	$256	$349	$25	$223	$248
South America	298	94	392	108	82	190
Australia	179	143	322	166	188	354
Africa	138	86	224	91	87	178
Nevada	53	160	213	48	128	176
Corporate and other	5	13	18	3	16	19
Accrual basis	$766	$752	$1,518	$441	$724	$1,165
Decrease (increase) in non-cash adjustments			(33)			47
Cash basis			$1,485			$1,212
For the nine months ended September 30, 2022, development capital projects primarily included Pamour in North America; Yanacocha Sulfides and Cerro Negro expansion projects in South America; Tanami Expansion 2 in Australia; Ahafo North in Africa; and Goldrush Complex in NGM. Development capital costs (excluding capitalized interest) on our Ahafo North project since approval were $171, of which $104 related to the nine months ended September 30, 2022. Development capital costs (excluding capitalized interest) on our Tanami Expansion 2 project since approval were $451, of which $167 related to the nine months ended September 30, 2022.

For the nine months ended September 30, 2021, development capital projects primarily included Pamour in North America; Yanacocha Sulfides, Quecher Main and Cerro Negro expansion projects in South America; Tanami Expansion 2 and Power Generation Civil Upgrade in Australia; Subika Mining Method Change and Ahafo North in Africa; and Goldrush Complex and Turquoise Ridge 3rd shaft in Nevada.
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
Sustaining capital includes capital expenditures such as underground and surface mine development, tailings facility construction, mining equipment, capitalized component purchases and water treatment plant construction. Additionally, for the nine months ended September 30, 2021, sustaining capital included haul truck purchases for the Autonomous Haulage System in Australia.
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
Debt Covenants. There were no changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding our debt covenants. At September 30, 2022, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the “Obligor Group”). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $181 and $(209) at September 30, 2022 and December 31, 2021, respectively. All noncontrolling interests relate to non-guarantor subsidiaries. For further information on our noncontrolling interests, refer to Note 1 of the Condensed Consolidated Financial Statements.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM for both periods presented and 51.35% interest in Yanacocha at December 31, 2021. For further information regarding these and our other operations, refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at September 30, 2022 and December 31, 2021.

	At September 30, 2022		At December 31, 2021
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$13,607	$5,610	$12,959	$5,450
Non-current intercompany assets	$556	$543	$2,301	$448
Current intercompany liabilities	$12,867	$1,879	$11,052	$1,963
Current external debt	$—	$—	$—	$—
Non-current external debt	$5,562	$—	$5,558	$—
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

At September 30, 2022, Newmont USA had approximately $5,562 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at September 30, 2022, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At September 30, 2022, (i) Newmont’s total consolidated indebtedness was approximately $6,127, none of which was secured (other than $558 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $5,004 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 13 of the Condensed Consolidated Financial Statements.
Contractual Obligations
As of September 30, 2022, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2021, except in regards to the reduction of employee-related benefit obligations resulting from the pension annuitization as noted in Note 7 of the Condensed Consolidated Financial Statements. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, for information regarding our contractual obligations.
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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings Environmental and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Newmont stockholders	$213	$3	$1,048	$1,212
Net income (loss) attributable to noncontrolling interests	7	(246)	41	(215)
Net (income) loss from discontinued operations	5	(11)	(19)	(42)
Equity loss (income) of affiliates	(25)	(39)	(81)	(138)
Income and mining tax expense (benefit)	96	222	343	798
Depreciation and amortization	508	570	1,614	1,684
Interest expense, net of capitalized interest	55	66	174	208
EBITDA	$859	$565	$3,120	$3,507
Adjustments:
Pension settlement (1)	$—	$—	$130	$—
Change in fair value of investments (2)	(5)	96	91	180
(Gain) loss on asset and investment sales (3)	(9)	(3)	26	(46)
Settlement costs (4)	2	—	20	11
Reclamation and remediation charges (5)	—	79	13	109
Restructuring and severance (6)	2	—	3	10
Impairment of long-lived and other assets (7)	1	6	3	18
COVID-19 specific costs (8)	—	1	1	3
Loss on assets held for sale (9)	—	571	—	571
Impairment of investments (10)	—	1	—	1
Other (11)	—	—	(18)	—
Adjusted EBITDA	$850	$1,316	$3,389	$4,364
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
(3)(Gain) loss on asset and investment sales, included in Other income (loss), net, for 2022 is primarily comprised of the loss recognized on the sale of the La Zanja equity method investment partially offset by a gain on the sale of a royalty in NGM in the third quarter of 2022 and for 2021 is primarily comprised of a gain on the sale of TMAC. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(4)Settlement costs, included in Other expense, net, are primarily comprised of a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022 and a voluntary contribution to the Republic of Suriname in 2021.
(5)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For further information, refer to Note 5 of the Condensed Consolidated Financial Statements.
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
(9)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during the third quarter of 2021. For further information, refer to Note 1 of the Condensed Consolidated Financial Statements.
(10)Impairment of investments, included in Other income (loss), net, primarily represents other-than-temporary impairment of other investments.
(11)Primarily comprised of a reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022, included in Other income (loss), net.

Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$213	$0.27	$0.27	$1,048	$1.32	$1.32
Net loss (income) attributable to Newmont stockholders from discontinued operations	5	0.01	0.01	(19)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	218	0.28	0.28	1,029	1.30	1.30
Pension settlement (2)	—	—	—	130	0.16	0.16
Change in fair value of investments (3)	(5)	(0.01)	(0.01)	91	0.11	0.11
(Gain) loss on asset and investment sales (4)	(9)	(0.01)	(0.01)	26	0.03	0.03
Settlement costs (5)	2	—	—	20	0.03	0.03
Reclamation and remediation charges (6)	—	—	—	13	0.02	0.02
Restructuring and severance (7)	2	—	—	3	—	—
Impairment of long-lived and other assets (8)	1	—	—	3	—	—
COVID-19 specific costs (9)	—	—	—	1	—	—
Other (10)	—	—	—	(18)	(0.03)	(0.03)
Tax effect of adjustments (11)	1	—	—	(61)	(0.07)	(0.07)
Valuation allowance and other tax adjustments (12)	2	0.01	0.01	(117)	(0.14)	(0.14)
Adjusted net income (loss)	$212	$0.27	$0.27	$1,120	$1.41	$1.41

Weighted average common shares (millions): (13)		794	795		793	795
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
(4)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents the loss recognized on the sale of the La Zanja equity method investment partially offset by a gain on the sale of a royalty in NGM during the third quarter of 2022. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(5)Settlement costs, included in Other expense, net, primarily are comprised of legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine.
(6)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For further information, refer to Note 5 of the Condensed Consolidated Financial Statements.
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
(9)COVID-19 specific costs, included in Other expense, net, primarily include amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic.
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
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and nine months ended September 30, 2022 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $19 and $68, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(22) and $(48), net reductions to the reserve for uncertain tax positions of $4 and $(13), other tax adjustments of $1 and $1, and a tax settlement in Mexico of $— and $(125). For further information on reductions to the reserve for uncertain tax positions, refer to Note 8 of the Condensed Consolidated Financial Statements.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$3	$—	$—	$1,212	$1.52	$1.51
Net loss (income) attributable to Newmont stockholders from discontinued operations	(11)	(0.01)	(0.01)	(42)	(0.05)	(0.05)
Net income (loss) attributable to Newmont stockholders from continuing operations	(8)	(0.01)	(0.01)	1,170	1.47	1.46
Loss on assets held for sale, net (2)	372	0.47	0.46	372	0.47	0.46
Change in fair value of investments (3)	96	0.12	0.12	180	0.23	0.23
Reclamation and remediation charges (4)	79	0.10	0.10	109	0.14	0.14
Gain (loss) on asset and investment sales (5)	(3)	—	—	(46)	(0.05)	(0.05)
Impairment of long-lived and other assets (6)	6	0.01	0.01	18	0.02	0.02
Settlement costs (7)	—	—	—	11	0.01	0.01
Restructuring and severance, net (8)	—	—	—	9	0.01	0.01
COVID-19 specific costs (9)	1	—	—	3	—	—
Impairment of investments	1	—	—	1	—	—
Tax effect of adjustments (10)	(167)	(0.22)	(0.21)	(197)	(0.27)	(0.25)
Valuation allowance and other tax adjustments, net (11)	106	0.13	0.13	117	0.15	0.15
Adjusted net income (loss) (12)	$483	$0.60	$0.60	$1,747	$2.18	$2.18

Weighted average common shares (millions): (13)		799	800		800	802
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Loss on assets held for sale, net, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during the third quarter of 2021. The assets were remeasured to fair value less costs to sell. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(199) and $(199), respectively. For further information, refer to Note 1 of the Condensed Consolidated Financial Statements.
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
(5)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents a gain on the sale of TMAC. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
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
(12)Adjusted net income (loss) has not been adjusted for cash care and maintenance costs, included in Other expense, net, which represent costs incurred associated with our Tanami mine site being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the three and nine months ended September 30, 2021. Cash care and maintenance costs were $6 and $8 during the three and nine months ended September 30, 2021, respectively.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with U.S. GAAP. For the three months ended September 30, 2021, potentially dilutive shares of 1 million were excluded from the computation of diluted loss per common share attributable to

Newmont stockholders in the Condensed Consolidated Statement of Operations as they were antidilutive. These shares were included in the computation of adjusted net income per diluted share for the nine months ended September 30, 2021.
Free Cash Flow
The following table sets forth a reconciliation of Free Cash Flow to Net cash provided by (used in) operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow, as well as information regarding Net cash provided by (used in) investing activities and Net cash provided by (used in) financing activities.

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$2,210	$2,980
Less: Net cash used in (provided by) operating activities of discontinued operations	(22)	(13)
Net cash provided by (used in) operating activities of continuing operations	2,188	2,967
Less: Additions to property, plant and mine development	(1,485)	(1,212)
Free Cash Flow	$703	$1,755

Net cash provided by (used in) investing activities (1)	$(2,257)	$(1,517)
Net cash provided by (used in) financing activities	$(1,877)	$(2,363)
____________________________
(1)Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.
Net Debt
Management uses Net Debt to measure the Company’s liquidity and financial position. Net Debt is calculated as Debt and Lease and other financing obligations less Cash and cash equivalents and time deposits included in Time deposits and other investments, as presented on the Condensed Consolidated Balance Sheets. Cash and cash equivalents and time deposits are subtracted from Debt and Lease and other financing obligations as these are highly liquid, low-risk investments and could be used to reduce the Company's debt obligations. The Company believes the use of Net Debt allows investors and others to evaluate financial flexibility and strength of the Company's balance sheet. Net Debt is intended to provide additional information only and does not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of liquidity prepared in accordance with GAAP. Other companies may calculate this measure differently.
The following table sets forth a reconciliation of Net Debt, a non-GAAP financial measure, to Debt and Lease and other financing obligations, which the Company believes to be the GAAP financial measures most directly comparable to Net Debt.

	At September 30, 2022	At December 31, 2021
Debt	$5,569	$5,652
Lease and other financing obligations	558	650
Less: Cash and cash equivalents	(3,058)	(4,992)
Less: Time deposits (1)	(653)	—
Net debt	$2,416	$1,310
____________________________
(1)Time deposits are included within Time deposits and other investments on the Condensed Consolidated Balance Sheets. Refer to Note 9 of the Condensed Consolidated Financial Statements for further information.
Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per gold ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs applicable to sales (1)(2)	$1,345	$1,175	$3,910	$3,331
Gold sold (thousand ounces)	1,391	1,416	4,202	4,277
Costs applicable to sales per ounce (3)	$968	$830	$931	$779
____________________________
(1)Includes by-product credits of $22 and $27 during the three months ended September 30, 2022 and 2021, respectively, and $75 and $154 during the nine months ended September 30, 2022 and 2021, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs applicable to sales (1)(2)	$200	$192	$778	$564
Gold equivalent ounces - other metals (thousand ounces) (3)	281	301	964	930
Costs applicable to sales per gold equivalent ounce (4)	$712	$638	$807	$606
____________________________
(1)Includes by-product credits of $2 and $2 during the three months ended September 30, 2022 and 2021, respectively, and $6 and $5 during the nine months ended September 30, 2022 and 2021, respectively
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022 and Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021.
(4)Per ounce measures may not recalculate due to rounding.
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended September 30, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (9)
Gold
CC&V	$64	$4	$3	$—	$1	$—	$12	$84	48	$1,750
Musselwhite	47	1	2	—	—	—	15	65	42	1,533
Porcupine	72	1	3	—	—	—	12	88	73	1,199
Éléonore	64	3	—	—	—	—	19	86	54	1,570
Peñasquito	109	3	1	1	—	8	20	142	144	982
Other North America	—	—	—	2	—	—	—	2	1	—
North America	356	12	9	3	1	8	78	467	362	1,285

Yanacocha	74	4	1	—	2	—	6	87	53	1,676
Merian	89	1	4	—	1	—	13	108	86	1,252
Cerro Negro	71	2	—	—	2	—	18	93	66	1,411
Other South America	—	—	—	3	(1)	—	—	2	—	—
South America	234	7	5	3	4	—	37	290	205	1,423

Boddington	148	3	1	—	1	4	19	176	177	1,001
Tanami	81	1	2	—	1	—	32	117	127	925
Other Australia	—	—	—	2	—	—	3	5	—	—
Australia	229	4	3	2	2	4	54	298	304	984

Ahafo	155	3	2	—	(1)	—	19	178	153	1,161
Akyem	77	8	1	—	—	—	7	93	100	930
Other Africa	—	—	—	2	1	—	1	4	—	—
Africa	232	11	3	2	—	—	27	275	253	1,085

Nevada Gold Mines	294	3	4	2	—	—	59	362	267	1,358
Nevada	294	3	4	2	—	—	59	362	267	1,358

Corporate and Other	—	—	19	53	—	—	3	75	—	—
Total Gold	$1,345	$37	$43	$65	$7	$12	$258	$1,767	1,391	$1,271

Gold equivalent ounces - other metals (10)
Peñasquito	$164	$4	$2	$1	$(1)	$30	$30	$230	234	$982
Other North America	—	—	—	1	—	—	—	1	—	—
North America	164	4	2	2	(1)	30	30	231	234	982

Boddington	36	1	—	(1)	—	3	2	41	47	873
Other Australia	—	—	—	—	—	—	—	—	—	—
Australia	36	1	—	(1)	—	3	2	41	47	888

Corporate and Other	—	—	1	7	—	—	1	9	—	—
Total Gold Equivalent Ounces	$200	$5	$3	$8	$(1)	$33	$33	$281	281	$999

Consolidated	$1,545	$42	$46	$73	$6	$45	$291	$2,048
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $24 and excludes co-product revenues of $284.
(3)Includes stockpile and leach pad inventory adjustments of $11 at CC&V, $13 at Yanacocha, $2 at Akyem, and $21 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $17 and $25, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $28 and $8, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at Porcupine, $2 at Peñasquito, $1 at Other North America, $4 at Yanacocha, $4 at Merian, $8 at Cerro Negro, $9 at Other South America, $6 at Tanami, $5 at Other Australia, $5 at

Ahafo, $3 at Akyem, $5 at NGM and $50 at Corporate and Other, totaling $103 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $2, restructuring and severance costs of $2, and impairment of long-lived and other assets of $1.
(7)Includes sustaining capital expenditures of $96 for North America, $37 for South America, $54 for Australia, $26 for Africa, $57 for Nevada, and $6 for Corporate and Other, totaling $276 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $253. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(8)Includes finance lease payments for sustaining projects of $15.
(9)Per ounce measures may not recalculate due to rounding.
(10)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.

Three Months Ended September 30, 2021	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net(6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (11)
Gold
CC&V	$47	$2	$2	$—	$—	$—	$19	$70	49	$1,421
Musselwhite	38	—	1	—	—	—	10	49	35	1,379
Porcupine	69	2	2	—	—	—	9	82	72	1,139
Éléonore	60	1	—	—	1	—	10	72	58	1,243
Peñasquito	94	1	—	—	1	9	16	121	170	706
Other North America	—	—	—	1	—	—	—	1	—	—
North America	308	6	5	1	2	9	64	395	384	1,026

Yanacocha	92	20	1	—	9	1	4	127	67	1,908
Merian	80	2	2	—	1	—	9	94	106	884
Cerro Negro	54	1	1	—	6	—	16	78	63	1,231
Other South America	—	—	—	3	—	—	—	3	—	—
South America	226	23	4	3	16	1	29	302	236	1,276

Boddington	151	2	2	—	—	4	13	172	167	1,030
Tanami	69	—	1	—	12	—	29	111	111	986
Other Australia	—	—	—	2	—	—	1	3	—	—
Australia	220	2	3	2	12	4	43	286	278	1,025

Ahafo	112	2	1	—	2	—	19	136	123	1,100
Akyem	77	6	1	—	—	—	15	99	92	1,104
Other Africa	—	—	—	2	—	—	—	2	—	—
Africa	189	8	2	2	2	—	34	237	215	1,114

Nevada Gold Mines	232	2	4	2	1	2	43	286	303	945
Nevada	232	2	4	2	1	2	43	286	303	945

Corporate and Other	—	—	31	43	—	—	6	80	—	—
Total Gold	$1,175	$41	$49	$53	$33	$16	$219	$1,586	1,416	$1,120

Gold equivalent ounces - other metals (12)
Peñasquito	$155	$2	$—	$—	$2	$27	$26	$212	261	$819
Other North America	—	—	—	1	1	—	—	2	—	—
North America	155	2	—	1	3	27	26	214	261	822

Boddington	37	—	—	—	—	2	1	40	40	1,013
Other Australia	—	—	—	—	—	—	1	1	—	—
Australia	37	—	—	—	—	2	2	41	40	1,025

Corporate and Other	—	—	4	7	—	—	1	12	—	—
Total Gold Equivalent Ounces	$192	$2	$4	$8	$3	$29	$29	$267	301	$887

Consolidated	$1,367	$43	$53	$61	$36	$45	$248	$1,853
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
(6)Other expense, net includes $6 of cash care and maintenance costs at Tanami associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended September 30, 2021 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
(7)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $6 for North America, $11 for South America, $5 for Australia and $1 for Africa, totaling $23.
(8)Adjusted for impairment of long-lived and other assets of $6, and distributions from the Newmont Global Community Support Fund of $1.
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

Nine Months Ended September 30, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (9)
Gold
CC&V	$165	$11	$6	$—	$4	$—	$30	$216	130	$1,661
Musselwhite	143	4	5	—	1	—	32	185	114	1,619
Porcupine	209	3	9	—	—	—	35	256	201	1,271
Éléonore	197	7	1	—	3	—	45	253	151	1,675
Peñasquito (10)	323	8	3	1	1	21	52	409	408	1,002
Other North America	—	—	—	5	1	—	—	6	1	—
North America	1,037	33	24	6	10	21	194	1,325	1,005	1,318

Yanacocha	214	14	3	—	9	—	17	257	190	1,362
Merian	270	4	9	—	3	—	37	323	285	1,131
Cerro Negro	205	5	1	—	9	—	40	260	208	1,248
Other South America	—	—	—	8	(1)	—	—	7	—	—
South America	689	23	13	8	20	—	94	847	683	1,241

Boddington	491	12	3	—	2	12	46	566	616	921
Tanami	230	2	6	—	6	—	89	333	358	930
Other Australia	—	—	1	6	—	—	7	14	—	—
Australia	721	14	10	6	8	12	142	913	974	938

Ahafo	390	7	3	—	—	—	63	463	396	1,167
Akyem	220	23	2	—	—	—	24	269	299	900
Other Africa	—	—	1	7	1	—	2	11	—	—
Africa	610	30	6	7	1	—	89	743	695	1,067

Nevada Gold Mines	853	7	11	7	—	1	162	1,041	845	1,232
Nevada	853	7	11	7	—	1	162	1,041	845	1,232

Corporate and Other	—	—	58	146	(1)	—	9	212	—	—
Total Gold	$3,910	$107	$122	$180	$38	$34	$690	$5,081	4,202	$1,209

Gold equivalent ounces - other metals (11)
Peñasquito (10)	$647	$14	$8	$1	$3	$95	$98	$866	793	$1,092
Other North America	—	—	—	2	—	—	—	2	—	—
North America	647	14	8	3	3	95	98	868	793	1,094

Boddington	131	2	1	(1)	—	8	9	150	171	879
Other Australia	—	—	—	1	—	—	1	2	—	—
Australia	131	2	1	—	—	8	10	152	171	893

Corporate and Other	—	—	9	27	—	—	2	38	—	—
Total Gold Equivalent Ounces	$778	$16	$18	$30	$3	$103	$110	$1,058	964	$1,098

Consolidated	$4,688	$123	$140	$210	$41	$137	$800	$6,139
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $81 and excludes co-product revenues of $1,129.
(3)Includes stockpile and leach pad inventory adjustments of $18 at CC&V, $13 at Yanacocha, $3 at Merian, $2 at Akyem, and $49 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $49 and $74, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $85 and $29, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $2 at Porcupine, $5 at Peñasquito, $2 at Other North America, $8 at Yanacocha, $8 at Merian, $14 at Cerro Negro, $29 at Other South America, $15 at Tanami, $12 at

Other Australia, $15 at Ahafo, $10 at Akyem, $13 at NGM and $64 at Corporate and Other, totaling $198 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $20, impairment of long-lived and other assets of $3, restructuring and severance costs of $3 and distributions from the Newmont Global Community Support Fund of $1.
(7)Includes sustaining capital expenditures of $256 for North America, $94 for South America, $143 for Australia, $86 for Africa, $160 for Nevada, and $13 for Corporate and Other, totaling $752 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $733. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(8)Includes finance lease payments for sustaining projects of $48.
(9)Per ounce measures may not recalculate due to rounding.
(10)Costs applicable to sales includes $70 related to the Peñasquito Profit-Sharing Agreement regarding 2021 site performance. For further information, refer to Note 3 of the Condensed Consolidated Financial Statements.
(11)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.

Nine Months Ended September 30, 2021	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net(6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (11)
Gold
CC&V	$167	$5	$7	$—	$—	$—	$35	$214	168	$1,271
Musselwhite	114	1	5	—	1	—	28	149	109	1,366
Porcupine	196	4	11	—	—	—	31	242	212	1,144
Éléonore	178	2	2	—	4	—	47	233	186	1,253
Peñasquito	278	5	1	—	5	24	46	359	541	663
Other North America	—	—	—	3	1	—	—	4	—	—
North America	933	17	26	3	11	24	187	1,201	1,216	988

Yanacocha	174	56	3	—	25	1	12	271	196	1,385
Merian	244	4	5	—	4	—	29	286	322	886
Cerro Negro	163	4	2	—	16	—	41	226	189	1,198
Other South America	—	—	—	7	2	—	—	9	—	—
South America	581	64	10	7	47	1	82	792	707	1,119

Boddington	444	8	5	—	—	10	93	560	502	1,115
Tanami	204	1	3	—	15	—	84	307	342	897
Other Australia	—	—	—	7	1	—	4	12	—	—
Australia	648	9	8	7	16	10	181	879	844	1,040

Ahafo	296	6	4	—	5	—	55	366	331	1,105
Akyem	199	21	2	—	1	—	34	257	286	902
Other Africa	—	—	1	6	—	—	—	7	—	—
Africa	495	27	7	6	6	—	89	630	617	1,023

Nevada Gold Mines	674	7	10	7	3	2	128	831	893	931
Nevada	674	7	10	7	3	2	128	831	893	931

Corporate and Other	—	—	70	134	—	—	14	218	—	—
Total Gold	$3,331	$124	$131	$164	$83	$37	$681	$4,551	4,277	$1,064

Gold equivalent ounces - other metals (12)
Peñasquito	$462	$7	$1	$—	$8	$84	$74	$636	819	$778
Other North America	—	—	—	2	1	—	—	3	—	—
North America	462	7	1	2	9	84	74	639	819	781

Boddington	102	1	1	—	—	5	18	127	111	1,141
Other Australia	—	—	—	1	—	—	1	2	—	—
Australia	102	1	1	1	—	5	19	129	111	1,155

Corporate and Other	—	—	10	23	—	—	2	35	—	—
Total Gold Equivalent Ounces	$564	$8	$12	$26	$9	$89	$95	$803	930	$863

Consolidated	$3,895	$132	$143	$190	$92	$126	$776	$5,354
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
(6)Other expense, net includes $8 of cash care and maintenance costs at Tanami associated with the site temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended September 30, 2021 that we would have continued to incur if the site were not temporarily placed into care and maintenance.
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
Accounting Developments
For a discussion of Risks and Uncertainties and Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 of the Condensed Consolidated Financial Statements.
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
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).
Metal Prices
Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the USD; inflation, deflation, or other general price instability; and global mine production levels. Changes in the market price of copper, silver, lead and zinc also affect our profitability and cash flow. These metals are traded on established international exchanges and prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates.

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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2022 included production cost and capitalized expenditure assumptions unique to each operation and short-term and long-term assumptions as follows:

	Short-Term	Long-Term
Gold price (per ounce)	$1,729	$1,600
Copper price (per pound)	$3.51	$3.50
Silver price (per ounce)	$19.23	$20.00
Lead price (per pound)	$0.90	$1.05
Zinc price (per pound)	$1.48	$1.30
USD to AUD exchange rate	$0.68	$0.75
USD to CAD exchange rate	$0.77	$0.80
USD to MXN exchange rate	$0.05	$0.04
USD to ARP exchange rate	$0.01	$0.004
The net realizable value measurement involves the use of estimates and assumptions unique to each mining operation regarding current and future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions. As discussed in Note 2 and Note 12 of the Condensed Consolidated Financial Statements, future write-downs to the Company's stockpile, leach pad and product inventories is a potential risk in light of the current challenging market conditions, including but not limited to, significant inflation experienced globally.
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
Foreign Currency
In addition to our operations in the U.S., we have significant operations and/or assets in Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. All of our operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Fluctuations in the local currency exchange rates in relation to the USD can increase or decrease profit margins, capital expenditures, cash flow and Costs applicable to sales per ounce/ pound to the extent costs are paid in local currency at foreign operations.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of September 30, 2022.

	Provisionally Priced Sales Subject to Final Pricing (ounces/pounds)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (1) (per ounce/pound)
Gold (ounces, in thousands)	222	$1,667	$25	$1,672
Copper (pounds, in millions)	26	$3.43	$7	$3.47
Silver (ounces, in millions)	4	$18.98	$5	$19.02
Lead (pounds, in millions)	23	$0.87	$1	$0.86
Zinc (pounds, in millions)	42	$1.37	$4	$1.35
____________________________
(1)The closing settlement price as of September 30, 2022 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2022 through July 31, 2022	30,391	$45.75	—	$475,022,834
August 1, 2022 through August 31, 2022	3,842	$59.52	—	$475,022,834
September 1, 2022 through September 30, 2022	—	$—	—	$475,022,834
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
ITEM 5.       OTHER INFORMATION.
On September 28, 2022, the Company announced the appointment of Brian Tabolt to interim Chief Financial Officer (principal financial officer), effective November 2, 2022. Mr. Tabolt has served as Newmont’s Vice President, Controller and Chief Accounting Officer since 2021. Mr. Tabolt participates in the Company’s standard compensation programs at the E5 Vice President level. In consideration of the interim service as Chief Financial Officer, Mr. Tabolt will receive a temporary 20% increase in his current base salary and a restricted stock unit grant to be awarded on November 3, 2022 of $700,000, that vests ratably over a three-year period. All other components of Mr. Tabolt’s compensation remain unchanged and consistent with the Company’s disclosed compensation programs. As previously disclosed, there are no other arrangements or understandings related to his appointment to this interim role between Mr. Tabolt and any other persons. Mr. Tabolt does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Mr. Tabolt has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.
During the period in which Mr. Tabolt serves as interim Chief Financial Officer, the Company has appointed Joshua Cage to serve as interim Controller and Chief Accounting Officer (principal accounting officer). Mr. Cage has over 18 years of service with Newmont in roles of progressive responsibility and has held the position of Assistant Controller since 2014. Prior to that, he served as Senior Director, Business Planning, Site Controller – Indonesia and Director, Technical Accounting and SEC Reporting. Prior to joining Newmont, Mr. Cage held audit manager and senior auditor roles at Ernst & Young and KPMG, respectively. Mr. Cage participates in the Company’s standard compensation programs at the E6 level. In consideration of the interim service as Controller and Chief Accounting Officer, Mr. Cage will receive a temporary 25% increase in his current base salary and a restricted stock unit grant on November 3, 2022 of $250,000, that vests ratably over a three-year period. All other components of Mr. Cage’s compensation remain unchanged and consistent with the Company’s compensation programs. There are no other arrangements or understandings related to his appointment to this interim role between Mr. Cage and any other persons. Mr. Cage does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Mr. Cage has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.
Additionally, the Leadership Development and Compensation Committee approved an additional annual perquisite for Mr. Robert Atkinson, Executive Vice President and Chief Operation Officer, of up to $40,000 for 2022 of reimbursed personal travel costs to the United Kingdom.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

31.1	-
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

NEWMONT CORPORATION
(Registrant)

Date: November 1, 2022	/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2022	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)