Form 10-K
period 2022-12-31
NEWMONT Corp /DE/
filed 2023-02-23
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
At June 30, 2022, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $47,327,306,028 based on the closing sale price as reported on the New York Stock Exchange. There were 793,794,062 shares of common stock outstanding on February 16, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive Proxy Statement for the Registrant’s 2023 Annual Stockholders Meeting will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
pound	United States Pound
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ARS	Argentine Peso
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EIA	Environmental Impact Assessment
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
GISTM	Global Industry Standard on Tailings Management
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rate
LBMA	London Bullion Market Association
LME	London Metal Exchange
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
PSU	Performance Leverage Stock Unit
RSU	Restricted Stock Unit
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
SOFR	Secured Overnight Financing Rate
UN	The United Nations
UOP	Units of Production
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Refer to Results of Consolidated Operations within Part II, Item 7, MD&A.

NEWMONT CORPORATION
2022 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Year Ended December 31,
	2022	2021	2020
Financial Results:
Sales	$11,915	$12,222	$11,497
Gold	$10,416	$10,543	$10,350
Copper	$316	$295	$155
Silver	$549	$651	$510
Lead	$133	$172	$134
Zinc	$501	$561	$348
Costs applicable to sales (1)	$6,468	$5,435	$5,014
Gold	$5,423	$4,628	$4,408
Copper	$181	$143	$107
Silver	$454	$332	$201
Lead	$94	$76	$77
Zinc	$316	$256	$221
Net income (loss) from continuing operations	$(399)	$176	$2,628
Net income (loss)	$(369)	$233	$2,791
Net income (loss) from continuing operations attributable to Newmont stockholders	$(459)	$1,109	$2,666
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$(0.58)	$1.39	$3.31
Net income (loss) attributable to Newmont stockholders	$(0.54)	$1.46	$3.51
Adjusted net income (loss) (2)	$1,468	$2,371	$2,140
Adjusted net income (loss) per share, diluted (2)	$1.85	$2.96	$2.66
Earnings before interest, taxes and depreciation and amortization (2)	$2,361	$3,705	$5,751
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$4,550	$5,963	$5,537
Net cash provided by (used in) operating activities of continuing operations	$3,198	$4,266	$4,890
Free cash flow (2)	$1,067	$2,613	$3,588
Regular cash dividends paid per common share	$2.20	$2.20	$1.04
Regular cash dividends declared per common share	$2.05	$2.20	$1.45
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.

NEWMONT CORPORATION
2022 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Year Ended December 31,
	2022	2021	2020
Operating Results:
Consolidated gold ounces (thousands):
Produced	5,786	5,884	5,824
Sold	5,812	5,897	5,831
Attributable gold ounces (thousands):
Produced (1)	5,956	5,971	5,905
Sold (2)	5,696	5,660	5,550
Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	1,275	1,252	1,021
Sold	1,275	1.258	1,062
Consolidated and attributable - other metals:
Produced copper (million pounds)	84	71	56
Sold copper (million pounds)	85	69	56
Produced silver (thousand ounces)	29,667	31,375	27,801
Sold silver (thousand ounces)	29,743	32,237	28,596
Produced lead (million pounds)	149	177	179
Sold lead (million pounds)	147	173	185
Produced zinc (million pounds)	377	435	381
Sold zinc (million pounds)	373	433	407
Average realized price:
Gold (per ounce)	$1,792	$1,788	$1,775
Copper (per pound)	$3.69	$4.29	$2.78
Silver (per ounce)	$18.45	$20.19	$17.86
Lead (per pound)	$0.91	$1.00	$0.72
Zinc (per pound)	$1.34	$1.30	$0.86
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$933	$785	$756
Gold equivalent ounces - other metals (per ounce) (3)	$819	$640	$571
All-in sustaining costs: (5)
Gold (per ounce)	$1,211	$1,062	$1,045
Gold equivalent ounces - other metals (per ounce) (3)	$1,114	$900	$858
____________________________
(1)Attributable gold ounces produced includes 285, 325 and 362 ounces for the years ended December 31, 2022, 2021 and 2020, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(3)For the definition of gold equivalent ounces refer to Results of Consolidated Operations within Part II, Item 7, MD&A.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.

Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $(459) or $(0.58) per diluted share, a decrease of $1,568 from the prior year primarily due to higher Impairment charges resulting from impairment of goodwill at Cerro Negro and Porcupine and impairment of long-lived assets at CC&V, higher Costs applicable to sales predominately resulting from cost inflation impacts, and lower sales volumes for all metals except copper, partially offset by lower Reclamation and remediation, lower income tax expense, and the Loss on assets held for sale in 2021 related to the Conga mill assets.
•Adjusted net income: Reported Adjusted Net Income of $1,468 or $1.85 per diluted share, a decrease of $1.11 from the prior year (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Adjusted EBITDA: Reported $4,550 in Adjusted EBITDA, a decrease of 24% from the prior year (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $3,198 for the year ended December 31, 2022, a decrease of 25% from the prior year, and free cash flow of $1,067 (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•ESG: Published annual sustainability report providing a transparent view of ESG performance; published 2nd annual climate report providing a view on how the Company understands and is addressing climate change; contributed $39 in 2022 as part of the Company's strategic alliance with Caterpillar Inc. to develop and deliver electric autonomous mining systems to make our mines safer and more productive while also supporting Newmont in reaching our greenhouse gas reduction 2030 and 2050 targets; published inaugural Taxes and Royalties Contribution Report, providing an overview of the Company's tax strategy and economic contributions as part of its commitment to shared value creation; ranked Top Miner in 2022 Dow Jones Sustainability World Index.
•Attributable gold production: Produced approximately 6 million ounces of gold, in line with prior year.
•Financial strength: Ended the year with $2.9 billion of consolidated cash, $829 million of time deposits with a maturity of more than three months but less than one year, and approximately $6.7 billion of liquidity; declared a total dividend of $2.05 per share for the year.
Our global project pipeline
Newmont’s project pipeline supports stable production with improving margins and mine life. Near-term development capital projects are presented below. Additional projects represent incremental improvements to production and cost guidance.
Ahafo North, Africa. This project expands our existing footprint in Ghana with four open pit mines and a stand-alone mill located approximately 30 kilometers from the Company’s Ahafo South operations and will deliver value through the open pit mining and processing of over three million ounces of gold over a 13-year mine life. The project is expected to add between 275,000 and 325,000 ounces per year for the first five full years of production beginning in 2026. Capital costs for the project are estimated to be between $950 and $1,050 with an expected commercial production date in late 2025. Development capital costs (excluding capitalized interest) since approval were $212, of which $145 related to 2022.
Tanami Expansion 2, Australia. This project secures Tanami’s future as a long-life, low-cost producer with potential to extend mine life to 2040 through the addition of a 1,460 meter hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years beginning in 2026 and is expected to reduce operating costs by approximately 10 percent. Capital costs for the project are estimated to be between $1,200 and $1,300 with an expected commercial production date in late 2025. Development capital costs (excluding capitalized interest) since approval were $499, of which $215 related to 2022.
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
Newmont Corporation was incorporated in 1921 and is primarily a gold producer with significant operations and/or assets in the United States, Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. At December 31, 2022, Newmont had attributable proven and probable gold reserves of 96.1 million ounces, attributable measured and indicated gold resources of 75.3 million ounces, attributable inferred gold resources of 36.1 million ounces, and an aggregate land position of approximately 23,700 square miles (61,500 square kilometers). Newmont is also engaged in the production of copper, silver, lead and zinc. As the world’s leading gold company, Newmont remains committed to creating value and improving lives through sustainable and responsible mining.
Newmont’s corporate headquarters are in Denver, Colorado, U.S. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Corporation together with our affiliates and subsidiaries, unless the context otherwise requires.
Segment Information
Our operations are organized in five geographic regions: North America, South America, Australia, Africa and Nevada. Our North America segment consists primarily of Cripple Creek & Victor (“CC&V”) in the U.S., Musselwhite, Porcupine and Éléonore in Canada and Peñasquito in Mexico. Our South America segment consists primarily of Yanacocha in Peru, Merian in Suriname, Cerro Negro in Argentina and our 40% equity interest in the Pueblo Viejo mine in the Dominican Republic. Our Australia segment consists primarily of Boddington and Tanami in Australia. Our Africa segment consists primarily of Ahafo and Akyem in Ghana. Our Nevada segment consists of our 38.5% interest in Nevada Gold Mines ("NGM") in the U.S., which is accounted for using the proportionate consolidation method.
In January 2023, Newmont launched certain initiatives to reassess accountabilities of the senior leadership team and the Company's operating strategies for its operations. Depending on the timing and outcome of this assessment, the Company may change its reportable segments in 2023.
For information on acquisitions and asset sales impacting the comparability of our results, refer to Notes 1 and 8 to the Consolidated Financial Statements, respectively.
Refer to Item 1A, Risk Factors, below, and Note 3 to the Consolidated Financial Statements for further information relating to our reportable segments. Refer to Note 4 to the Consolidated Financial Statements for information relating to domestic and export sales and lack of dependence on a limited number of customers.
Products
References in this report to “attributable” means that portion of gold, copper, silver, lead or zinc produced, sold or included in proven and probable reserves and measured, indicated and inferred resources based on our proportionate ownership, unless otherwise noted.
Gold
General. We had consolidated gold production from continuing operations of 5.8 million ounces (6.0 million attributable gold ounces) in 2022, 5.9 million ounces (6.0 million attributable gold ounces) in 2021 and 5.8 million ounces (5.9 million attributable gold ounces) in 2020. Attributable gold ounces produced includes 0.3, 0.3, and 0.4 million attributable gold ounces for the years ended December 31, 2022, 2021 and 2020, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment. Of our 2022 consolidated gold production, approximately 25% came from North America, 16% from South America, 22% from Australia, 17% from Africa and 20% from Nevada.
For 2022, 2021 and 2020, 87%, 86% and 90%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. A portion of gold sold from Peñasquito in North America and Boddington in Australia is sold in a concentrate containing other metals such as copper, silver, lead and/or zinc.
Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.
Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years 2020 through 2022, mine production has averaged approximately 75% of the annual gold supply with the remainder primarily sourced from recycled gold.
Gold Price. The following table presents the annual high, low and average daily afternoon LBMA Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2023 (through February 16, 2023)	$1,955	$1,835	$1,891
2022	$2,039	$1,629	$1,800
2021	$1,943	$1,684	$1,799
2020	$2,067	$1,474	$1,770
2019	$1,546	$1,270	$1,393
2018	$1,355	$1,178	$1,268
2017	$1,346	$1,151	$1,257
2016	$1,366	$1,077	$1,251
2015	$1,296	$1,049	$1,160
2014	$1,385	$1,142	$1,266
2013	$1,694	$1,192	$1,411
On February 16, 2023, the afternoon LBMA gold price was $1,837 per ounce.
Refer to Note 2 to the Consolidated Financial Statements for information on how we recognize revenue for gold sales from doré production.
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
The following table details consolidated co-product production and the percentage of Sales that was attributable to copper, silver, lead and zinc for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales
Copper (pounds/millions) (1)	84	3%	71	2%	56	1%
Silver (ounces/millions) (2)	29.7	5%	31.4	5%	27.8	5%
Lead (pounds/millions) (2)	149	1%	177	2%	179	1%
Zinc (pounds/millions) (2)	377	4%	435	5%	381	3%
____________________________
(1)All of our copper co-product production came from Australia.
(2)All of our silver, lead and zinc co-product production came from North America.
By-product Metals
If a metal expected to be mined falls below the co-product sales value percentages, the metal is considered a by-product. Revenues from by-product sales are credited to Costs applicable to sales in the Consolidated Financial Statements.
Aside from the co-product sales at Boddington and Peñasquito, copper and silver produced at other Newmont sites are by-product metals.
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
At Boddington, ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a gold/copper concentrate containing approximately 15% to 20% copper. The flotation tailings have a residual gold content that is recovered in a carbon-in-leach circuit.
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
Licenses and Concessions
Other than operating licenses for our mining and processing facilities, there are no third party patents, licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government. These countries include, among others, the United States, Canada, Mexico, Peru, Suriname, Argentina, Australia and Ghana. Refer to Item 2, Properties, below for further information on licenses and concessions by property. The concessions and contracts are subject to the political risks associated with the host country. Refer to Item 1A, Risk Factors, below for further information.
Condition of Physical Assets and Insurance
Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. Refer to Results of Consolidated Operations and Liquidity and Capital Resources within Part II, Item 7, MD&A, for further information.
We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Refer to Item 1A, Risk Factors, below for further information.
Environmental, Social and Governance
ESG Overview. Focusing on leading environmental, social and governance ("ESG") practices are a core part of Newmont’s business. Widely recognized for our principled ESG practices, we have been consistently ranked as a leader in the mining and metal sector S&P Global, and we have been listed on the Dow Jones Sustainability World Index (“DJSI World”) since 2007.
ESG is a key part of how we make investment decisions and central to our culture and purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. In 2022, we refreshed our Sustainability and External Relations Strategy with the review and oversight of our Board and Safety & Sustainability Committee to better reflect how ESG practices and expectations have evolved with a vision to generate shared value and serve as a catalyst for sustainable development. In support of our vision, our updated strategy is made up of four strategic pillars:

•Leadership – Demonstrate consistent and courageous leadership through our words and actions
•Integration – Integrate leading sustainability practices into our overall business processes and decision-making
•Engagement – Build trust and credibility through respectful and meaningful engagement, communication and transparent reporting
•Performance – Deliver leading environmental and social performance to manage risk and achieve beneficial outcomes
Driving our sustainability practices and supporting our ability to meet the ambitions of each strategic pillar are the following critical enablers:
•Environmental stewardship – Leading practices through the enhancement of shared resources and reduction of long-term liabilities incorporating nature, water and climate
•Social responsibility – Leading practices that mitigate impacts, generate value for local communities and governments, and promote transparent and meaningful engagement to build credibility and support our reputation
•Governance – Leading practices through an effective standardized framework that includes global policies and standards integrated risk management systems; metrics and targets to measure our performance; and processes to enable transparent reporting and improved collaboration and ensure optimal decision-making and resource allocation
ESG Stakeholder Engagement. We engage regularly with relevant stakeholders, who we consider to be any person or organization potentially impacted by our activities or influential to our success, which allows us to gain a greater understanding of their needs, interests and perspectives while, at the same time, encouraging shared decision making to promote mutually beneficial outcomes. These engagements also inform what information is most useful for stakeholders for the purposes of our non-financial reporting. Newmont also engages with a variety of organizations at a global, regional, national and local level to adhere to high standards of governance, social and environmental policies and performance. These memberships and voluntary commitments reflect our values, support our approach to working collaboratively on best practices across several key matters and allow external stakeholders to hold us accountable. Our participation in industry initiatives, wherein we often take a leadership role, allows us to inform and influence global standards and practices, as well as gain insight into emerging expectations and issues.
ESG Reporting. We believe that transparency and accountability are key attributes of governance. Since 2003, Newmont has been reporting on how we manage the sustainability issues of relevance to stakeholders around the globe. Our sustainability report provides an annual review of non-financial performance updates on governance, strategy and management approach, risk management, and performance and targets in key areas that include health, safety and security, workforce, the environment, supply chain, social acceptance, business integrity and compliance, value sharing, and equity, inclusion and diversity domains. Our sustainability report is compiled in accordance with the Global Reporting Initiative ("GRI") 2021 Universal Standards Core option, the GRI Mining and Metals Sector Supplement, and the SASB Metals & Mining standards, is externally assured, and reflects Newmont’s commitment to transparency and reporting obligations as a founding member of the International Council on Mining and Metals ("ICMM") and as an early adopter of the United Nations ("UN") Guiding Principles Reporting Framework. Additionally, our sustainability report aligns with the ICMM's Mining Principles' Performance Expectations, GISTM and the World Gold Council's Responsible Gold Mining Principles.
Newmont’s sustainability reporting suite also includes our climate report, sustainability-linked bond framework, ESG data tables, conflict-free gold report, policy influence disclosures, political spending disclosures, economic impact reports, taxes and royalties contributions report, CDP (formerly, “Carbon Disclosure Project”) responses, and other reports and responses, which can be found on our website at www.newmont.com/sustainability. The information on our website, including, without limitation, in the annual sustainability report and climate report, should not be deemed incorporated by reference into this annual report or otherwise “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.
Environmental Practices
Climate Change. We accept the Intergovernmental Panel on Climate Change’s ("IPCC") assessment of climate science, and we acknowledge that human activities contribute to climate change and business has an important role in addressing this global challenge. It is our firm belief that climate change is one of the greatest global challenges of our time. For a discussion of climate-related risks, refer to Item 1A, Risk Factors.
Climate Targets and Initiatives to Achieve. As the world’s leading gold mining company, we believe that value-creation industries like mining have a responsibility to drive bold actions and innovation to transition us to a low-carbon economy. In an effort to play our part in addressing climate change, in 2020 we announced science-based, GHG emissions reduction targets of 32% for Scope 1 and Scope 2 and 30% for Scope 3 by 2030 ("2030 climate targets"), with an ultimate goal of being carbon neutral by 2050. Our 2030 targets have been approved and validated by the Science-Based Targets initiative, which ensures that our targets support the Paris Agreement’s goal of limiting global warming to well below 2 degrees Celsius compared to pre-industrial levels.

Our most significant opportunities to reduce emissions exist in building or deploying cleaner energy solutions at the mine sites, as well as the greening of the electrical grid that supplies energy to our operations. Since announcing our 2030 climate targets, we have taken steps to invest in climate change initiatives in support of our goal. As part of these initiatives, in November 2021, Newmont announced a strategic alliance with Caterpillar Inc. (“CAT”) with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve safer and more productive operations while also supporting Newmont in achieving our climate targets. Newmont pledged an investment of $100 to CAT, of which $39 has been paid as of December 31, 2022. These dollars fund collaborative work to develop and deploy electric equipment for surface and underground mining at Newmont’s Cripple Creek & Victor mine in Colorado, U.S. and Tanami mine in Northern Territory, Australia. Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets.
We also see sustainable finance as a way to further demonstrate Newmont's commitment to achieving our 2030 climate targets. In December 2021, Newmont became the first in the mining industry to issue a sustainability-linked bond, with the registered public offering of $1 billion aggregate principal amount of 2.6% Sustainability-Linked Senior Notes due 2032 (the "Notes"), with the coupon linked to Newmont’s performance against key ESG commitments regarding 2030 climate targets and the representation of women in senior leadership roles target. In connection with the issuance of the Notes, Newmont published a Sustainability-Linked Bond Framework and obtained a second party opinion on the framework from Institutional Shareholder Services group of companies ("ISS") ESG. This follows Newmont’s decision earlier in 2021 to amend its revolving credit facility to include an interest rate margin adjustment based on the Company’s ESG external ratings. The Notes and Revolver align Newmont’s business and financing with its commitments and values by creating a direct link between its sustainability performance and funding strategies.
In addition to our focus on reducing carbon emissions, we believe that access to clean, safe water is a human right, and reliable water supplies are vital for hygiene, sanitation, livelihoods and the health of the environment. Because water is also critical to our business, we recognize the need to use water efficiently, protect water resources, and collaborate with the stakeholders within the watersheds where we operate to effectively manage this shared resource. We operate in water-stressed areas with limited supply and increasing population and water demand. Increasing pressure on water use may occur due to increased populations in and around communities in proximity to our operations. We have set annual water efficiency targets through 2023 to reduce freshwater consumption and developed water action plans in support of our goal to achieve water stewardship.
Biodiversity. Our operations span four continents in a range of ecosystems that include tropical, desert and arctic climates. We understand the impact our activities can have on the environment and are committed to protect and prevent – or otherwise minimize, mitigate and remediate – those impacts in the areas where we operate through responsible management during all aspects of the mine lifecycle and collaboration with stakeholders to develop integrated approaches to land use.
Our Environmental Impact. We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our mining and exploration activities are subject to various laws and regulations in multiple jurisdictions governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive.
Our Environmental Reclamation and Remediation Commitments. Each operating mine has a reclamation plan in place that meets, in all material respects, applicable legal and regulatory requirements. We are also involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. The reclamation and remediation stage is a multifaceted process with complex risks. Successfully closing and reclaiming mines is crucial for gaining stakeholder trust and maintaining social acceptance. Notably, Newmont is committed to the implementation of the GISTM and all tailing storage facilities are expected to be in conformance with the GISTM by 2025. Compliance with GISTM remains on-going and has and may continue to result in further increases to our sustaining costs and estimated closure costs. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in connection with closure are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs. For a discussion of the most significant reclamation and remediation activities, refer to Note 5 and Note 25 to the Consolidated Financial Statements. For discussion of regulatory, tailings storage facilities, water, climate and other environmental risks, refer to Item 1A, Risk Factors, for additional information.
Social Practices
Our People. At Newmont, one of the strategic pillars is people.
The success of our business comes from the accomplishments and well-being of our employees and contractors. That is why we strive to build a workplace culture that fosters leaders where everyone belongs, thrives, and is valued.
At December 31, 2022, approximately 14,600 people were employed by Newmont and Newmont subsidiaries and approximately 17,800 people were working as contractors in support of Newmont’s operations and attainment of our objectives. Additionally, at December 31, 2022, approximately 33% of our workforce were members of a union or participated in collective bargaining. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly and providing them with safe and healthy working conditions. For a discussion of related risks, refer to Item 1A, Risk Factors.

In 2022, the full Board reviewed and approved our refreshed global people strategy. Our people strategy represents a multi-year journey, and its three pillars and respective aspirations include: (i) leadership – grow and attract exceptional leaders for our Company, the industry and beyond; (ii) inclusion, diversity and equity - through bold actions cultivate an inclusive, diverse and engaged workforce; and (iii) people experiences - foster a meaningful work experience that enables our culture and strategy to flourish. The Board of Directors’ Leadership Development and Compensation Committee holds reviews with management every quarter and on an ad hoc basis as needed to ensure appropriate management of human capital and progress against our stated goals.
The people who work on our behalf give us a competitive advantage. Through our global people strategy, we align our talent management efforts with the overall business strategy. The strategy’s focus areas include enhancing the employee experience and evolving for future workforce needs; building our bench strength and leadership capabilities; developing effective labor relations that align stakeholders with a shared future; and improving inclusion, including reaching gender parity.
Inclusion and Diversity. We believe that progressing an inclusive workplace culture is a critical part of tackling the challenge of attracting and retaining diverse employees. We are also active participants in the Paradigm for Parity framework, a coalition of business leaders committed to a workplace where women and men have equal power, status and opportunity in senior leadership, and we are committed to advancing the UN Sustainable Development Goal to achieve gender equality. Newmont has committed to increasing women in senior leadership roles to 50% by 2030 in line with Paradigm for Parity objectives.
In 2022, we did significant work to identify those practices that would most significantly improve diverse representation and advancement in our business. Enterprise-wide female representation at the end of 2022 increased from 14 percent in 2021 to 15 percent despite challenges associated with the pandemic and shifts in the labor market. Site-based action plans were established and overall representation of females in operations increased from 8% to 9% in 2022. Female representation in senior leadership roles also increased from 26% to 30% in 2022. Female representation at the Board level in 2022 was 45% of independent directors with 70% of independent directors being either gender or ethnically diverse.
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
ESG Performance-based Compensation. The importance of ESG performance is emphasized with our workforce through our training and development programs and our compensation design. Employees eligible for our short-term incentive plan are held accountable for the Company’s health, safety and sustainability performance through Newmont’s performance-based compensation structure. ESG will comprise 30% of the Company’s Short-term Incentive Plan payout for 2022, with 20% allocated to health & safety metrics and 10% to sustainability performance based upon key public indices. In 2022, Newmont generated strong above target results in our health and safety and our sustainability measures with all sites and regions having performed above target for manager/supervisor critical control verifications and manager coaching to support fatality risk management, and strong recognition by external rating agencies in connection with sustainability, including with S&P Global CSA (DJSI) ranking Newmont as the co-leader in the Mining & Metals sector.
Additional information regarding the Company’s compensation programs and performance will be provided in the 2023 Proxy Statement.
Health and Safety. We believe that our operations are in compliance with applicable laws and regulations in all material respects. We continue to sustain robust controls at our operations and offices around the globe, including a risk-based application of controls in connection with COVID-19 to protect both our workforce and the local communities in which we operate. In addition, the Company has an established Health & Safety Management System and Health, Safety and Security Standards that in most cases exceed regulatory requirements in the jurisdictions in which we operate. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.
In 2022, we launched a refreshed three-year Health, Safety and Security Strategy that advances our journey toward a fatality, injury and illness-free workplace. The updated strategy recognizes the progress we have made while also acknowledging the need to further improve our performance. The strategy links our health, safety and security work together across three themes:
•Act on risk — Control future outcomes by acting to reduce risks and minimize potential impacts.
•Actively care — Consistently take action to engage and support our employees and business partners.
•Apply knowledge — Foster a knowledge-sharing mindset, apply what we learn and inspire innovation.
Supporting and extending the impact of our strategy are the following three amplifiers:
•Data — Consolidating the various data systems into a data warehouse we can analyze and obtain insights.

•Technology — Leverage new and existing technology and innovation to provide data, reduce risk, improve decision making and engage our people.
•Communication — Encourage communications with employees and contractors (particularly those on site with the greatest exposure to risks) to remain focused on the right work and retain agility based on our changing environment and risk profile.
The strategy will track efforts to build (identifying capabilities, frameworks and tools we need to develop), embed (penetrating, engaging and sustaining impacts) and expand (growing and collaborating) work across the health, safety and security programs.
The quality and quantity of critical control verifications ("CCVs") in the field are important leading indicators for preventing fatalities and significant potential events ("SPEs"). In 2022, we completed over 620,000 CCVs in the field (a 31% increase compared to 2021). More than 69,000 controls were identified as absent or failed, which means we were able to implement the control in the field and prevent a serious event. SPEs were down 36% compared to 2021.
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
Governance Practices
Board of Directors Oversight. Newmont believes that strong corporate governance, with management accountability and active oversight from an experienced Board of Directors, is essential for mitigating risk, serving in the best interests of all stakeholders and creating long-term value. The highest level of oversight at Newmont resides with Newmont’s Board of Directors (the “Board”). The Board plays a critical role, overseeing the Company’s business strategy and the overall goal of delivering long-term value creation for shareholders and other stakeholders. The members of Newmont’s Board bring a broad range of backgrounds, experiences and talents, along with ethnic, racial and gender diversity, to our governance process. As of December 31, 2022, the Board was comprised of 12 directors (11 independent non-executive directors and one executive director) with more than 70% of the independent directors with a form of ethnic, racial or gender diversity to the Board, with 45% female representation among independent directors.
Four core Board committees, Audit, Corporate Governance and Nominating, Leadership Development and Compensation, and Safety and Sustainability, provide oversight and guidance in key areas. Each committee assists the Board in carrying out responsibilities such as assessing major risks, ensuring high standards of ethical business conduct, succession planning and talent management, and approving and providing oversight of the sustainability strategy, which includes commitments to adoption of best practices in promotion of a healthy and safe work environment, and environmentally sound and socially responsible mining and resource development. All members of these four core Committees are independent, as defined in the listing standards of the New York Stock Exchange and Newmont’s Corporate Governance Guidelines. More information on Newmont’s Board, governance practices and risk oversight can be found in our annual Proxy Statement.
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
Governance Materials. Our Corporate Governance Guidelines, Proxy Statement, policies, and the charters for the Committees of Board of Directors are available on our website, www.newmont.com, and are available free of charge upon request to Investor Relations at our principal executive office. We also file with the New York Stock Exchange an annual certification that our Chief Executive Officer is unaware of any violation of the NYSE’s corporate governance standards. We make available free of charge through our website this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this report.
COVID-19 Pandemic
The outbreak of coronavirus ("COVID-19") was declared a pandemic by the World Health Organization in 2020. As a global business, we are committed to doing our part to combat the COVID-19 pandemic and protect people and their livelihoods. Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and continues to proactively take steps to prevent further transmission. These steps have included a risk-based approach to the application of controls including, but not limited to the following:
•Enforcing social distancing protocols;
•Providing flexible and remote working plans for employees;
•Providing logistical and healthcare support to nearby communities where needed;
•Conducting screenings at entry to sites and pre-travel and on-entry screening tests for sites in high risk locations;
•Restricting workplace access for confirmed and suspected COVID cases as well as close contacts with a confirmed case of COVID-19; and,
•Providing support to facilitate access to initial and booster vaccination doses for employees and nearby communities.
In April 2020, we established the Newmont Global Community Support Fund, a $20 fund to help host communities, governments and employees combat the COVID-19 pandemic, of which approximately $17 has been distributed through December 31, 2022. The fund is designed to focus on employee and community health, food security and local economic resilience through partnerships with local governments, medical institutions, charities and non-governmental organizations to address the greatest needs with long-term resiliency and future community development in mind.
Our mines continue to incur costs related to health and safety measures taken to combat the on-going COVID-19 pandemic. For a discussion of COVID-19 related risks to the business, refer to Item 1A, Risk Factors.
Refer also to Consolidated Financial Results, Results of Consolidated Operations and Liquidity and Capital Resources within Part II, Item 7, MD&A, for additional information about the impact of COVID-19 on our business and operations.
Risk Factor Summary
We are subject to a variety of risks and uncertainties, including risks related to our operations and business, financial risks, risks related to our industry, environmental and climate risks, risks related to the jurisdictions in which we operate, risks related to our workforce, legal risks and risks related to our common stock, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described in Item 1A, Risk Factors of this report. These risks include, but are not limited to, the following:
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
•Our operations and business have been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future by pandemics, epidemics, or other health emergencies.
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
•Returns for investments in pension plans are uncertain.

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
•We may be unable to obtain or retain necessary permits and leases, which could adversely affect our operations.
•Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate.
•Our operations are subject to extensive health and safety and environmental laws and regulations.
•Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.
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
•the cost of operations;
•currency fluctuations;
•other macroeconomic events impacting inflation, interest rates, supply chain, and capital markets;
•geological and metallurgical assumptions;
•operating performance of equipment, processes and facilities;
•environmental impacts and geotechnical challenges including in connection with climate-related and other catastrophic events;
•labor relations;
•healthy and safety impacts including in connection with global events, pandemics, and epidemics;

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
Available Information
Newmont maintains a website at www.newmont.com and makes available, through the Investor Relations section of the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC. Certain other information, including Newmont’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Conduct are also available on the website.
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

Average gold prices for 2022 were $1,800 per ounce (2021: $1,799; 2020: $1,770), average copper prices for 2022 were $3.99 per pound (2021: $4.23; 2020: $2.80), average silver prices for 2022 were $21.73 per ounce (2021: $25.12; 2020: $20.55), average lead prices for 2022 were $0.98 per pound (2021: $1.00; 2020: $0.83) and average zinc prices for 2022 were $1.58 per pound (2021: $1.36; 2020: $1.03). Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to sales of gold, silver, copper, lead or zinc. We have recorded impairments in the current year and may experience additional impairments in future years as a result of lower gold, silver, copper, zinc or lead prices.
In addition, sustained lower gold, silver, copper, zinc or lead prices can:
•Reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that become uneconomic at sustained lower metal prices;
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
The reserves stated in this report represent the amount of gold, copper, silver, lead and zinc that we estimated, at December 31, 2022, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, or will be, to a large extent, based on the prices of gold, silver, copper, zinc and lead and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. If our reserve estimations are required to be revised due to significantly lower gold, silver, zinc, copper and lead prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, this could result in material write-downs of our investment in mining properties, goodwill and increased amortization, reclamation and closure charges.
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

Additionally, resources do not indicate proven and probable reserves as defined by the SEC or the Company’s standards. Estimates of measured, indicated and inferred resources are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Inferred resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. The Company cannot be certain that any part or parts of the resource will ever be converted into reserves.
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
Reserves and resources disclosed in this Form 10-K have been prepared in accordance with the Regulation S-K 1300. In 2021, the Company transitioned its approach to reporting and internal methodologies to take into account the required change from the SEC’s Industry Guide 7 to Regulation S-K 1300. To the extent that regulators adopt new requirements and issue or modify related guidance and interpretations in the future, it could results in changes to mineral reserve and mineral resource information.
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
•Increases in development capital and investment costs;
•Adverse geotechnical conditions;
•Availability of adequate and skilled labor force;
•Availability, supply and cost including: water, reagents, and power;
•Costs related to environmental management and sales including waste management, monitoring and transport and storage of product sales;
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
•Government instability, including but not limited to decreased support for development of mining projects;
•Weather or severe climate impacts, including, without limitation, prolonged or unexpected precipitation, drought and/or sub-zero temperatures;
•Potential delays and restrictions in connection with health and safety issues, including pandemics (such as COVID-19 and related variants) and other infectious diseases;
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
Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses, and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.
Our operational costs, including, without limitation, labor costs, can be impacted by inflation. Certain of our operations are located in countries that have in the past experienced high rates of inflation, such as in Argentina, Suriname, and Ghana. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, silver, copper, zinc or lead). A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.
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
Additionally, we may be held responsible for the costs of addressing contamination at the site of current or former activities or at third party sites or be held liable to third parties for exposure to hazardous substances should those be identified in the future. Under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and its state law equivalents, current or former owners of properties may be held jointly and severally liable for the costs of site cleanup or required to undertake remedial actions in response to unpermitted releases of hazardous substances at such property, in addition to, among other potential consequences, liability to governmental entities for the cost of damages to natural resources, which may be significant. These subject properties are referred to as “superfund” sites. For example, the inactive Midnite uranium mine is a superfund site subject to CERCLA. It is possible that certain of our other current or former operations, projects or exploration locations in the U.S. could be designated as a superfund site in the future, exposing us to potential liability under CERCLA.

The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 25 to the Consolidated Financial Statements. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position. Any underestimated or unanticipated retirement and rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to Newmont stockholders and potentially result in impairments.
For example, in early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the Mining Ministry (“MINEM”). The Company did not receive a response or comments to this submission until 2021 and is in the process of updating its compliance achievement plan to address these comments. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. In May 2022, Yanacocha submitted a proposal modification to this plan requesting an extension of time for coming into full compliance with the new regulations in 2027. In the event that MINEM does not grant Yanacocha an extension of the previously authorized timeline for, and agree to, the updated compliance achievement plan, fines and penalties relating to non-compliance may result beyond January 2024.
The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, were progressed in the fourth quarter of 2022 as the study team continued to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, in conjunction with the Company’s annual 2022 update process for all asset retirement obligations, the Company recorded an increase of $511 to the Yanacocha reclamation liability based on the progress of the closure studies with a corresponding non-cash charge of $529 recorded to reclamation expense related to portions of site operations no longer in production with no expected substantive future economic value and $18 recorded as a decrease to the asset retirement cost for producing areas of the operation. The annual 2022 update included an initial consideration of known risks (including the associated risk that water treatment estimates could change in the future as more work is completed). However, these and other risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, a comprehensive review of our tailings storage facility management, review of Yanacocha’s water balance and storm water management system and review of post-closure management costs. The ongoing Yanacocha closure studies are expected to be progressed in 2023 and continue in the future. Future material increases or decreases to the asset retirement obligation could occur as additional analyses are completed and further refinements to water quality and volume modeling are completed. Additionally, revisions to the Yanacocha reclamation plan may change in connection with the Company’s ultimate submission and review of the plan with Peruvian regulators. Refer to Notes 5 and 25 of our Consolidated Financial Statements for information regarding reclamation and remediation, and Note 1 of our Consolidated Financial Statements regarding the Company’s interest in Yanacocha.
Our operations and business have been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future by pandemics, epidemics and other health emergencies.
The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt operations and may materially and adversely affect its business and financial conditions. The global COVID-19 pandemic has had major impacts on the world, our industry and our Company. Despite protocols we have developed and deployed, COVID-19 and its variants present ongoing risks and challenges, and could continue to impact our people, operations and surrounding Communities. Efforts to control the spread of COVID-19 impacted the operation of Newmont’s mines and the development of projects and exploration activities and may continue to do so in the future. The governments in many of the jurisdictions in which we operate implemented restrictive measures such as travel bans, quarantine and self-isolation at various times during the pandemic and may do so again in the future. The scope and duration of any such restrictions remains outside of the Company’s control. The Company carefully considers government restrictions and the needs of its employees and host communities. Additionally, based upon evolving contagion rates or occurrences at our operating sites, senior management or the Board may be required to or decide to reduce or limit operational activities to essential care and maintenance procedures including the management of critical environmental systems. For example, in order to protect nearby communities and align with government travel restrictions or health considerations certain of Newmont’s operations were temporarily put into care and maintenance resulting in a temporary decrease in production at these sites in 2020 and 2021. Additionally, the majority of our sites experienced pandemic-related absenteeism in 2021 and early 2022. Reductions in our operational activities due to COVID-19, or another pandemic, epidemic or health outbreak, could result in additional sites being placed into care and maintenance for extended periods of time and/or have a material adverse impact on our business, or financial condition, results of operations and cash flows. If the majority of our sites are placed into care and maintenance, this could significantly reduce our cash flow and impact our ability to meet certain covenants related to our revolving credit facility and borrowing capacity.
The Company incurred, and could continue to incur costs as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates, including but not limited additional health screenings, incremental travel, security and employee-related costs. Other impacts of changing government restrictions and the evolving health environment in connection with pandemics, epidemics or health outbreaks and emergencies could include prolonged travel restraints, more stringent shipment restraints, delays in product refining and smelting due to restrictions or temporary closures, other supply chain disruptions and workforce interruptions, including loss of life, and reputational damage in connection with challenges or reactions to action or perceived inaction by the Company, which could have a material adverse effect on the Company’s cash flows, earnings, results of operations and financial position.
Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.
Damage to our reputation can be the result of the actual or perceived occurrence of a variety of events and circumstances, and could result in negative publicity (for example, with respect to handling of environmental, employee, safety and security matters, dealings with local community organizations or individuals, community commitments, handling of cultural sites or resources, and various other matters).
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
•exercise of majority rights by our partners so as to take actions for which we may not believe to be in the joint venture’s best interests, including but not limited to decisions related to day to day operations, labor relations, litigation, government relations, political contributions, community relations, project approval and project funding mechanisms;
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
For example, our joint ventures, including the joint venture that combines our and Barrick Gold Corporation’s (“Barrick”) respective Nevada operations, forming NGM, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”), may not be as beneficial to us as expected, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, integration challenges, political risks, labor disputes or other factors. Pursuant to the terms of the Nevada JV Agreement, we hold a 38.5 percent economic interest and Barrick holds a 61.5 percent economic interest in NGM. Barrick operates NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of three managers appointed by Barrick and two managers appointed by Newmont. Outside of certain prescribed matters, decisions of the Board of Managers will be determined by majority vote, with the managers appointed by each company having voting power in proportion to such company’s economic interests in NGM. Because we beneficially own less than a majority of the ownership and governance interests in NGM, we have limited control of NGM’s operations, and we depend on Barrick to operate NGM. In the event that Barrick has interests, objectives and incentives with respect to NGM that differ from our own, there can be no assurance that we will be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in NGM, the business of NGM or the portion of our growth strategy related to NGM. Additionally, to the extent NGM is subject to liabilities or litigation, we would be responsible for a proportional share of certain liabilities and/or NGM’s operations could be impacted, which could have an adverse impact on the Company’s cash flows, earnings, results of operations and financial position.
Additionally, the Company is subject to certain funding requirements in connection with its joint ventures. Joint venture funding requirements, as well as the ability of partners to meet their financial and other obligations, may result in increases to our costs and required capital expenditures. Refer to Note 15 to the Consolidated Financial Statements for more information including with respect to loan agreements with Pueblo Viejo.

Financial Risk
Increased exposure to foreign exchange fluctuations and capital controls may adversely affect Newmont’s costs, earnings and the value of some of our assets.
Our reporting currency is the U.S. dollar and the majority of our earnings and cash flows are denominated in U.S. dollars. We conduct certain business in currencies other than the U.S. dollar. A portion of our operating expenses are incurred in local currencies. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms at mines located outside the United States. The foreign currencies that primarily affect our results of operations are the Australian Dollar and the Canadian Dollar. Our consolidated earnings and cash flows may also be impacted by movements in the exchange rates. Change in the value of the currencies of the Australian Dollar, Canadian Dollar, the Mexican Peso, the Argentine Peso, the Ghana Cedi, the Chilean Peso or Surinamese Dollar versus the U.S. dollar could negatively impact our earnings. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates and more information our exposure to foreign exchange rate fluctuations, see Foreign Currency Exchange Rates section in Part II, Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
In addition, from time to time, countries in which we operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging market countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on Newmont, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for Newmont. For example, Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last four years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency. These restrictions directly impact the timing of Cerro Negro's ability to remit cash from gold sales and pay interest and principal portions of intercompany debt to the Company. For more information, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. See also risk factors under the headings “Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest”, “Our operations at Ahafo and Akyem in Ghana are subject to political, economic and other risks” and “Our Merian operation in Suriname is subject to political and economic risks” below.
Future funding requirements may affect our business, our ability to pursue new business opportunities, invest in existing and new projects, pay cash dividends or engage in share repurchase transactions.
Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold, silver, copper, zinc and lead prices, our operating cash flow may not be sufficient to meet all of these expenditures, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities, and fund construction and operation of potential future projects. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, silver, copper, zinc and lead prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. However, U.S. and global markets have, from time to time, experienced significant dislocations and liquidity disruptions, For example, the COVID-19 pandemic and events related to the conflict and related sanctions in Ukraine, Russia and/or Belarus increased, and may continue to increase, volatility and pricing in the capital markets. Additional financing may not be commercially available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold, silver, copper, zinc or lead prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt, fund share repurchase programs and transactions and pay dividends could be significantly constrained. See also the risk factor under the heading “Holders of our common stock may not receive dividends.” In addition, our joint venture partners may not have sufficient funds or borrowing ability in order to make their capital commitments. In the case that our partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.
Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations.
We review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, we review the recoverability of the carrying value of long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We also review our goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Management makes multiple assumptions in estimating future cash flows, which include production levels based on life of mine plans, future costs of production, estimates of future production levels based on value beyond proven and probable reserves at our operations, prices of metals, the historical experience of our operations and other factors. There are numerous uncertainties inherent in estimating production levels of gold, silver, copper, zinc and lead and the costs to mine recoverable reserves, including many factors beyond our control that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges. We may be required to recognize material non-cash charges relating to impairments of long-lived assets and/or goodwill in the future if actual results differ materially from management’s estimates, which include metal prices, our ability to reduce or control production costs or capital costs through strategic mine optimization initiatives, increased costs or decreased production due to regulatory issues or if we do not realize the mineable reserves, resources or exploration potential at our mining properties. Additions to asset retirement costs could result in impairment charges.
The Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline. A decision to reprioritize, sell or abandon a development project could result in a future impairment charge. For example, in response to the current challenging market conditions, which include inflationary pressures and supply chain disruptions, in the third quarter of 2022 the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. The Company is currently in the process of assessing project plan options for the Yanacocha Sulfides project. The Company also periodically updates the economic model for its Conga project to understand changes to the estimated capital costs, cash flows, and economic returns from the project. Certain decisions or changes in circumstances could result in determinations that carrying value is not recoverable and could result in impairment. See Part II, Item 7 under the heading “Critical Accounting Estimates – Carrying value of long-lived assets and Carrying value of Conga” for additional information.
If an impairment charge is incurred, such charges are not reversible at a later date even when favorable modifications to our proven and probable reserves and measured, indicated and inferred resources, favorable revisions to environmental obligations, favorable changes in legislation and/or our political or economic environment, or other favorable events occur. As a result of these uncertainties, our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment, and actual results may be less favorable than estimated returns and initial financial outlook. For additional information regarding goodwill, refer to Note 19 to our Consolidated Financial Statements.
Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on historical results of operations, forecasted cash flows from operations, and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. In the future, our estimates could change requiring a valuation allowance or impairment of our deferred tax assets. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. Refer to Note 10 to our Consolidated Financial Statements under the heading “Income and Mining Taxes - Valuation of Deferred Tax Assets” and Note 2 under the heading “Summary of Significant Accounting Policies - Valuation of Deferred Tax Assets” for additional information and factors that could impact the Company’s ability to realize the deferred tax assets. For additional information regarding Newmont’s non-current deferred tax assets, refer to Note 10 to our Consolidated Financial Statements.
Any downgrade in the credit ratings assigned to our debt securities could increase our future borrowing costs and adversely affect the availability of new financing.
There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. The Company’s credit ratings have been subject to change over the years. We currently maintain a Standard & Poor’s rating of “BBB+” (stable outlook) and a Moody’s Investors Service rating of Baa1 (stable). We cannot make assurances regarding how long these ratings will remain unchanged or regarding the outcome of the rating agencies future reviews (including following any planned or future business combinations). A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.
Returns for investments in pension plans are uncertain.
We maintain pension plans for certain employees which provide for specified payments after retirement. The Company’s qualified pension plans are funded with cash contributions in compliance with IRS rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. Refer to Note 11 to our Consolidated Financial Statements under the heading “Pension and Other Benefit Plans” for additional information regarding the funding status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated. If future plan investment returns are not sufficient, we may be required to increase the amount of future cash contributions.
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
•Changes and/or increasingly stringent legal and regulatory requirements;
•Delays in permitting due to reduced resources and capacity for review and formulation of permits at regulatory agencies;
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
•Ground and surface water conditions;
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

We may be unable to obtain or retain necessary permits and leases, which could adversely affect our operations.
Our mining and processing operations and development and exploration activities are subject to extensive permitting requirements. The requirements to obtain and/or achieve or maintain full compliance with such permits can be costly and involve extended timelines. While we strive to obtain and comply with all permits required of us, there can be no assurance that we will obtain all such permits and/or achieve or maintain full compliance with such permits at all times. Previously obtained permits may be suspended or revoked for a number of reasons, including through government or court action. Failure to obtain and/or comply with required permits can have serious consequences, including damage to our reputation; cessation of the development of a project; increased costs of development or production and litigation or regulatory action, any of which could materially adversely affect our business, results of operations or financial condition.
Our ability to obtain the required permits and approvals to explore for, develop and operate mines and to successfully operate near communities in the jurisdictions in which we operate depends in part on our ability to develop, operate and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to operate near certain communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, health and safety of communities in which we operate. Key permits and approvals may be revoked or suspended or may be adjusted in a manner that adversely affects our operations, including our ability to explore or develop properties, commence production or continue operations. Permit review and approval could be delayed, adversely impacting project implementation due to delays in review and development of permits from limited resources at the regulatory agencies.
Certain of our mining and processing operations, including tailings storage, and project expansion and development activities require the lease of land, rights and properties. Obtaining and/or maintain and renewing lease arrangements can be costly, and no assurance can be provided that all necessary lease arrangements and renewals will be achieved or maintained at all times. For example, additional tailings capacity is needed to support future growth and sustainability of Boddington operations beyond 2025. Boddington’s existing tailings facility is expected to reach the permitted capacity in 2026. As the Company continues to work through incorporating the requirements of the GISTM, the life of mine tailings study has been re-initiated to explore options for tailings deposition. This study is due to be completed in 2023 and requires extensive environmental assessment. As such, the cost and viability of other options remains uncertain at this time. Further, the Boddington operation is primarily located on mining leases with renewal dates commencing in 2028 and no assurances can be provided that such renewals and additional lease scope for further tailings capacity will be secured at similar cost or at all. Failure to obtain necessary leases can have serious consequences, including cessation of operations and processing or the development of a project and/or increased costs, litigation or regulatory action, any of which could materially adversely affect our business, results of operations or financial condition. See also the risk factors under the headings “Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability,” and “Title to some of our properties may be insufficient, defective, or challenged”.
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
Civil disturbances and criminal activities such as trespass, illegal mining, sabotage, theft, blockades, organized crime and vandalism may cause disruptions and could result in the suspension of operations, delays to project development and negative impacts on exploration activities at certain sites. Incidents of such activities have occasionally led to conflict with security personnel and/or police, which in some cases resulted in injuries including in Ghana, Peru, Mexico and Suriname. Additionally, some areas in which we conduct operations, develop projects and exploration activities are affected by persistent violence and organized crime involving significant drug cartels, such as in Mexico.
Although security measures have been implemented by the Company to protect employees, community members, property and assets, such measures will not guarantee that such civil disturbances and criminal activities will not continue to occur in the future, or result in harm to employees, community members or trespassers, decrease operational efficiency or construction delays, increase community tensions or result in liabilities or reputational harm to Newmont. Security incidents, in the future, may have a material adverse effect on our operations, development projects, exploration and reclamation activities, especially if criminal activity and violence continue to escalate. Such incidents may halt or delay production, increase operating costs; result in harm to employees, contractors, visitors or community members; decrease operational efficiency due to employee absenteeism and other factors; increase community tensions or otherwise adversely affect our ability to conduct business. The manner in which the Company’s personnel, national police or other security forces respond to civil disturbances and criminal activities can give rise to additional risks where those responses are not conducted in a manner consistent with international and Newmont standards relating to the use of force and respect for human rights. Newmont takes seriously our obligation to respect and promote human rights, is a signatory to and active participant in the Voluntary Principles on Security and Human Rights, and has adopted a Sustainability and Stakeholder Engagement Policy and Human Rights Standard in-line with the UN Guiding Principles on Business and Human Rights. Nonetheless, although the Company has implemented a number of significant measures and safeguards which are intended to ensure that personnel understand and uphold these standards, the implementation of these measures will not guarantee that personnel, national police or other security forces will uphold these standards in every instance. The evolving expectations related to human rights, indigenous rights, and environmental protections may result in opposition to our current and future operations, the development of new projects and mines, and exploration activities. Such opposition may take the form of legal or administrative proceedings or manifestations such as protests, roadblocks or other forms of public expression against our activities, and may have a negative impact on our local or global reputation and operations. Opposition by community and activist groups to our operations may require modification of, or preclude the operation or development of, our projects and mines or may require us to enter into agreements with such groups or local governments with respect to our projects and mines or exploration activities, in some cases, causing increased costs and significant delays to the advancement of our projects. For example, in Peru, our Conga project faced opposition from anti-mining activists, after which we suspended construction on the project’s mining facilities and eventually reclassified Conga’s reserves to resource as the result of certain operating and construction permits expiring at the end of 2015. The failure to conduct operations in accordance with Company standards can result in harm to employees, community members or trespassers, increase community tensions, reputational harm to Newmont or result in criminal and/or civil liability and/or financial damages or penalties.
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
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020. Newmont supports the UNFCC goal of limiting global warming to “well below 2oC” compared to pre-industrial levels and plans to transition its operations to meet this goal by 2030, with an aspiration of carbon neutrality by 2050. In 2020, Newmont also announced plans to significantly invest in climate change initiatives in support of this goal, and additional material investments and capital expenditures will be required in order to meet our climate targets in the future. Inconsistent implementation or significant delay in the implementation of country-level policy related to the Paris Agreement and enhanced framework objectives announced at the most recent annual UN Climate Change Conference of the Parties (COP27) in November 2022 are likely to increase the risk for future regulatory impacts and rapid shifts to low-carbon technologies.
Policy and regulatory risk related to actual and proposed changes in climate- and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may incur higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation obligations. For example, operational and capital expenses are expected to increase in order to meet renewable portfolio standard requirements by 50% or greater from current costs over the next 10 years in Australia, Canada, Mexico and the U.S. Carbon taxes, fuel switching and the transition to cleaner purchased power and/or on-site renewable energy generation will require significant upfront capital expenditures and may also increase operating costs. As another example, the carbon tax in Canada of C$30/tonne of CO2 increased to C$50/tonne in 2022, impacting operating costs at our Canadian operations. We expect the potential for similar tax increases in other jurisdictions. Additionally, we do not maintain insurance policies against such climate-related risks or taxes.
The development and deployment of technological improvements or innovations will be required to support the transition to a low-carbon economy, which could result in write-offs and early retirement of existing assets, increased costs to adopt and deploy new practices and processing including planning and design for mines, development of alternative power sources, site level efficiencies and other capital investments. We will also consider the limited use of carbon offsets to support meeting our 2050 carbon neutral goal by neutralizing hard to abate residual emissions.
There will be varied and complex market impacts due to climate change and the transition to a low-carbon economy. There will be shifts in supply and demand for certain commodities, products and services in connection with evolving consumer and investor sentiments. Market perceptions of the mining sector, and, in particular, the role that certain metals will or will not play in the transition to a low-carbon economy remains uncertain. Potential financial impacts may include reduced investment in gold due to shift in investor sentiment, increased production costs due to changing input prices, re-pricing of land valuation and assets, increased global competition for key materials needed for new technologies (lithium, copper, rare earth minerals used in solar technology, etc.), potential cost increases by insurers and lenders, and potential increases in taxation of the mining and metals sector.
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
We believe that climate change has the potential to impact the regions and sites in which Newmont operates, as well as the surrounding communities. Long-term potential physical climate risks include, but are not limited to, higher temperature in all regions, higher intensity storm events in all regions, impacts to annual precipitation depending upon the latitude and proximity of the site to oceans, and more extreme heat for sites near the equator or in Australia.
Physical risks related to extreme weather events such as extreme precipitation, flooding, longer wet or dry seasons, increased temperatures and drought, landslides, wildfires or brushfires, or more severe storms may have financial implications for the business. For example, we experienced severe flooding in early 2017 at our Tanami mine in Australia which led to shutdown of operations for several weeks. In 2019, Tanami completed the construction of a natural gas pipeline to deliver fuel to the site to replace diesel fuel that is trucked to the site on roads that regularly flood due to increasing seasonal rainfall. Our operations in Suriname and Peru have also experienced delays in the connection with the delivery of key production supplies due to temporary flooding. There is also the potential for disruption to transport routes associated with the distribution of our products. Severe storm events can also result in unpermitted off-site discharges, slope instability, mine pit erosion and structural failures, tailings storage facility overtopping and other impacts, including water storage and treatment facility capacity considerations. Extended dry seasons or unseasonal dry conditions could exacerbate dust generation from operating activities that may require additional controls for continued operation or result in compliance breaches. Changing climatic conditions may also affect the likelihood of meeting closure success criteria and require adjustments to mine site rehabilitation and closure plans. The higher potential for extreme heat conditions may affect equipment efficiency. For additional information, see risk factors under the headings “Our operations are dependent on the availability of sufficient water supplies and subject to water-related risks” and “Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.”
Such events can temporarily slow or halt operations due to physical damage to assets, reduced worker productivity for safety protocols on site related to extreme temperatures or lightening events, worker aviation and bus transport to or from the site, and local or global supply route disruptions that may limit transport of essential materials, chemicals and supplies, which could have an adverse impact on our results of operations and financial position. Additional financial impacts could include increased capital or operating costs to increase water storage and treatment capacity, obtain or develop maintenance and monitoring technologies, increase resiliency of facilities and establish supplier climate resiliency and contingency plans.
An increase in frequency and duration of extreme weather conditions can be followed by extended power outages. Energy disruptions can have an adverse impact on our results of operations and financial position due to production delays or additional costs to ensure business continuity through reliable sources of on-site power generation. Energy transmission and supply may be impacted by wildfires, such as those that occurred in Australia in 2020, which may interrupt electrical power transmission lines to mine sites, and that may pose risks to on-site facilities and energy generators, fuel dispensing systems and supplies. In jurisdictions that rely on purchased hydroelectric power, such as in Ghana and Peru, extreme drought and extended dry seasons may impact the electric utility’s water supplies needed to generate hydroelectric power purchased by the mine to run operations, which would result in higher costs and/or limit energy availability for continuity of operations as well as impact our environmental systems and processes.
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
In addition, Newmont has both operational (active and inactive) and closed tailings storage facilities ("TSFs") in a variety of climatic and geographic settings. Annually, Newmont manages and disposes more than 100 million tonnes of milled rock slurry, referred to as tailings, that are placed within engineered, surface containment facilities, or placed as structural backfill paste in underground mines. Newmont has experienced seepage at site TSFs in the past which required us to re-evaluate our emergency response systems and make facility and storage modifications. TSF seepage or failures event could occur in the future. The failure of a TSF embankment or a water storage dam at one of our mine sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large-scale tailings dam failure at an unaffiliated mine in Brazil, which resulted in numerous fatalities and caused extensive property, environmental and reputational damage. Recognizing this risk, Newmont continues to review our existing practices and supported the International Council on Mining & Metals and the co-convenors in development of the Global Industry Standard on Tailings Management (“GISTM”). Newmont is committed to the implementation of the GISTM. We are working to bring our priority facilities (those with 'very high' or 'extreme' consequence classification) in conformance by August 2023, and all other TSFs are expected to be in conformance with the GISTM in the second half of 2025. Compliance with the GISTM remains on-going and has and may continue to result in increases to our estimated sustaining costs and closure costs for existing facilities. Despite these efforts, no assurance can be given that TSF failure events will not occur in the future.
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
Our principal energy sources are purchased electricity, diesel fuel, gasoline, natural gas and coal. Increasing global demand for energy, concerns about nuclear power and the limited growth of new energy sources are affecting the price and supply of energy. A variety of factors, including higher energy usage in emerging market economies, actual and proposed taxation of carbon emissions as well as concerns surrounding unrest and the war in Ukraine and conflict elsewhere, could result in increased demand or limited supply of energy and/or sharply escalating diesel fuel, gasoline, natural gas and other energy prices. Availability of renewable power sources or conflicting government regulations, such as the proposed reform of the energy market in Mexico, may have an impact on our ability to meet our reduction targets with a specific timeline. Changes in energy laws and regulations in various jurisdictions, restrictions on energy supply and increased energy prices could negatively impact our operating costs and cash flow.
As our operations move to reduce our GHG emissions, power sources and technology at our operations will continue to be evaluated and implemented. Such transitions are likely to require capital expenditures and may result in additional costs. Certain of our operations may also become more dependent upon access to electrical power supply as certain mines advance projects aimed at the electrification of large haulage fleets. The availability to access renewable power (with greater competition) and the readiness of technology to support decarbonization with the timeframe of the 2030 and 2050 targets remains subject to uncertainties, which could impact ability to achieve targets. See the risk factor above under the heading “Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy”.
Our operations are dependent on the availability of sufficient water supplies and subject to water-related risks.
We recognize the right to clean, safe water and that reliable water supplies are vital for hygiene, sanitation, livelihoods and the health of the environment. Water is also critical to our business, and the increasing pressure on water resources requires us to consider both current and future conditions in our management approach. We have set annual water efficiency targets at each of our operating sites. Additionally, we aim to achieve ambitious long-term water stewardship actions, which integrate our operations and value chain and support collective management of water through external partnerships and collaborations. A failure to meet our water targets and/or societal or investor expectations could also result in damage to our reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.
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
Water shortages and surplus may also result from weather or climate impacts outside of the Company’s control. Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water management and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions and land erosion and slope stability in case of prolonged wet conditions. Our Peñasquito and CC&V operations are situated in areas with high baseline water stress. CC&V in Colorado must purchase water supply in order to meet site needs and augmentation requirements. Peñasquito in Mexico takes its water supply from the Cedros Aquifer which has limited and declining yield as it is located in a dry and arid area that is prone to drought, and also is relied upon by nearby communities as a water supply for drinking water and agriculture. The water supply at Peñasquito is thus subject to a significant degree of regulatory and community scrutiny, and Peñasquito has made long-term commitments to provide safe community water supplies. Seasonality and changes in the levels of rainfall can also impact our operations. For example, in January 2023, our Tanami site in Australia experienced unexpected and significant rain resulting in flooding and road closure limiting our ability to get supplies to the site, causing mill backup and impacts to production. Similarly, at Boddington in Australia severe weather and heavy rainfall at Boddington caused delays and impacted productivity the third quarter of 2021 and 2022. There is also a risk at Boddington that extended below average rainfall or the occurrence of drought in southwest Australia could impact raw water supply for the site. While we have incorporated systems to address the impact of the dry season and water shortages as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions.
Increased precipitation and severe storm events may potentially impact tailings storage facilities in the future by exceeding water management capacity, overtopping the facility, and/or undermining the geotechnical stability of the structure. We have experienced impacts at various sites in recent years due to heavy rainfall and severe storms. For example, in 2022, Yanacocha experienced heavy rainfall, above average historical levels, which resulted in significant water balance stress and required active emergency management. Refer to Note 25 to the Consolidated Financial Statements under the heading Environmental Matters - Minera Yanacocha S.R.L, for additional information. Increased amounts of water may also result in flooding of mine pits, maintenance and storage facilities; or may exceed current water management and treatment capacity to store and treat water, physical conditions resulting in an unintended overflow and discharge either on or off of the mine site property. See the risk factor above under the heading “Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for additional information.
Operations have identified seepage from infrastructure (tailings, waste rock and seepage) that may have an impact on groundwater. We are currently managing this risk through monitoring, collection and treatment systems. There is a risk that the seepage could have an impact on beneficial use of groundwater resulting in increased requirements for collection and treatment as well as the potential requirement to provide alternative water sources. See also the risk factor under the heading “Our Company and the mining industry are facing continued geotechnical challenges, which could adversely impact our production and profitability.”
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

For more information on the Company’s reclamation and remediation liabilities, refer to Notes 5 and 25 to the Consolidated Financial Statements, and the risk factor under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.”
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
•Risk of increased taxation related to impacts to government revenue as a result of challenging socioeconomic conditions, including recessions and/or in connection with heath and community emergencies, such as COVID-19 and other pandemics, epidemics or outbreaks;
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
•Risk of loss due to criminal activities such as trespass, blockade, local artisanal or illegal mining, organized crime by drug cartels, theft and vandalism;
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
New or changing legislation and tax risks in certain operating jurisdictions could negatively affect us.
We have operations and conduct business in a number of jurisdictions, which may increase our susceptibility to sudden tax changes. For instance, a 12% export duty was imposed by the Argentine government in 2018, revised down to 8% thereafter, which could affect our Argentine operations. In the province of Santa Cruz, Argentina, a local procurement law was passed in 2021 requiring extractive industries to procure at least 50% of their goods and services from registered local providers, which could further impact our operational results. In the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little clarity on how the taxes are to be calculated. An ecological tax agreement was ratified in 2021 which provides clarity for 2021 to 2024, after which, the Company, along with other companies in the State of Zacatecas, will need to engage with governmental authorities to understand how the environmental tax would be levied year-over-year. Also, in Mexico, a 2021 tax reform bill proposed federal fees on revenue generated from mining which could impact our operations if passed. Furthermore, a new Economic Plan for 2022 (the "Proposal") was enacted. While the changes under the Proposal are not substantive in nature (in the sense that they do not create new taxes or increase applicable rates), they may increase the future cost of our compliance and pose additional uncertainties in application of the law. In the United States, at the federal and state level, regulatory changes which may be implemented in the area of tax reform remain uncertain and may adversely affect companies in the mining sector. For example, NGM could be impacted by the resolutions before the State of Nevada Legislature to amend the State Constitution to increase mining taxes. An example of this was the passing of Assembly Bill 495 in 2021 that results in a new excise tax on mining companies engaged in the business of extracting gold and silver in the state of Nevada. Taxation laws and other regulations of the jurisdictions in which we operate are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. It is difficult to predict whether proposed changes to regulations will be passed or to what extend they will impact the Company. Any additional and/or unexpected taxes imposed on us could have a material and adverse impact on our Company. See also the risk factor under the heading “Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for a discussion of uncertainties and potential tax increases in connection with climate change considerations.
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
In addition, as governments continue to struggle with deficits and concerns over the potential and actual effects of depressed economic conditions (including in connection with COVID-19 impacts), many of them have targeted the mining and metals sector in order to raise revenue. Governments are continually assessing the fiscal terms of the economic rent for a mining company to exploit resources in their countries. Numerous countries have implemented changes to their mining regimes that reflect increased government control over or participation in the mining sector, including, but not limited to, changes of law affecting foreign ownership and takeovers, mandatory government participation in mining enterprises, taxation and royalties, working conditions, rates of exchange, exchange controls, exploration licensing, export duties, requirements to sell to the government, repatriation of income or return of capital, environmental protection, as well as requirements intended to boost the local economy, including usage of local goods and employment of local and community staff or contractors, among other benefits to be provided to local residents. The effects of the various requirements and uncertainties related to the economic risks of operating in foreign jurisdictions cannot be accurately predicted and could have a material adverse effect on our financial position or results of operations. Some concern exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crises are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation or unilateral modification of concessions and contracts. We do not maintain insurance policies against political risk. Occurrence of events for which we are not insured may affect our results of operations and financial position.

Our operations at Yanacocha and the development of our Conga project in Peru are subject to political and social unrest risks.
Minera Yanacocha S.R.L. (“Yanacocha”), including the mining operations at Yanacocha and the Conga project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. While recently roadblocks and protests have diminished and focused on local political activism and labor disputes, we cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect the Conga Project’s development, other new projects in the area and the continued operation of Yanacocha.
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
The prior Central Government of Peru supported responsible mining as a vehicle for the growth and future development of Peru. However, following the presidential election in 2021, there has been considerable political unrest in Peru. In a close and contested election, Pedro Castillo was declared the president-elect of Peru in July 2021, which resulted in a period of protests, unrest and uncertainty around the political and social environment in Peru and Cajamarca. Amidst political turmoil and instability, Castillo made numerous changes to his cabinet, including ministers of mining, work and interior, and of prime ministers. Castillo was ultimately removed from office in late 2022 due to his attempt to dissolve the legislative body and install an emergency government. Political turmoil and division has continued in Peru as protest and demonstrations against the current President Dina Boluarte escalated in early 2023 resulting in clashes with security forces and violence.
The current Central Government’s legislative priorities and support for responsible mining in Peru remains uncertain. Previous regional governments of Cajamarca and other political parties actively opposed certain mining projects in the past, including by protests, community demands and road blockages, which may occur again in the future. We are unable to predict the positions that will be taken by the Central or regional government and neighboring communities in the future and whether such positions or changes in law will affect current operations and new projects at Yanacocha or Conga. Risks related to mining and foreign investment under the new administration include, without limitation, risks to mining concessions, land tenure and permitting, increased taxes and royalties, nationalization of mining assets and increased labor regulations, environmental and other regulatory requirements. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or Conga, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to develop Conga or operate or expand at Yanacocha could have an adverse impact on our growth and production in the region. See also the risk factor under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” and refer to Note 1 to the Consolidated Financial Statements regarding the Company’s interest in Yanacocha.
Our Merian operation in Suriname is subject to political and economic risks.
We hold a 75% interest in the Merian gold mine (“Merian”) in the mid-eastern part of Suriname. Suriname has experienced political instability and uncertainty in the past which may continue in future years. Suriname is faced with high debts to foreign creditors, significant inflation rates and has experienced a hyperinflationary economy. Significant devaluation of the Surinamese dollar against the U.S. dollar in recent years has resulted in an increase of the prices of certain goods and services within Suriname, including without limitation, the price of fuel, which had been subsidized by successive governments. The government of Suriname recently passed a new law to introduce Value Added Tax, which came into effect on January 1, 2023 and has drastically increased the cost of living and negatively impacts the purchasing power of the residents of Suriname, including our employees. These impacts and negative economic trends can cause social unrest, which may present risks for our operations in Suriname.
Operations and development in Suriname are governed by a mineral agreement with the Republic of Suriname. The mineral agreement was approved by parliament and requires approval by parliament to change. However, in 2021, the government made requests for prepayment of taxes and special solidarity payments in light of budgetary concerns, it is possible that the government may request changes to the mineral agreement in the future. While the government is generally considered by the Company to be mining friendly, it is possible that the current or future government may adopt substantially different policies, make changes in taxation treatment or regulations, take arbitrary action which might halt operations, increase costs, or otherwise impact mining and exploration rights and/or permits, any of which could have a material and adverse effect on the Company's future cash flows, earnings, results of operations and/or financial condition.

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
Newmont operates in Ghana pursuant to a Revised Investment Agreement ratified by Ghana’s Parliament in 2015, which established a fixed fiscal and legal regime, including fixed royalty and tax rates, for Newmont operations in Ghana. The financial and tax stability periods established by such agreements expire as early as 2025 for Ahafo and 2027 for Akyem. The Republic of Ghana has experienced worsening socioeconomic conditions in recent years. The Ghanaian cedi has experienced significant depreciation with inflation accelerating to 54.1% at the end of 2022. Ghana’s credit rating worsened to speculative grade, at near default to default levels, as the Ghanaian Finance Ministry announced suspension of debt service payments in December 2022 on the majority of its external debt, including commercial and bilateral loans, and that Ghana was seeking to restructure its debt. Efforts in early 2023 to put in place a domestic debt exchange program have faced setbacks from pension funds and by individual bond holders leading to amended terms. Continued economic recession and/or unfavorable macroeconomic indicators have also resulted in pressures from the Government of Ghana to obtain more revenue and benefits from mining companies on the back of anti-mining sentiment and perceived inequities that the industry is not contributing its fair share. To address budgetary deficits, the Government of Ghana has in the past, and is expected in 2023, to initiate measures to generate additional revenue from the mining industry and other sectors of the economy as it attempts to increase revenue collection through various tax audits and investigations, proposed new fees, increased revenue and tax initiatives and other vehicles, such as the proposed Growth and Stabilization Levy as well as new local content regulation. Other risks include impacts to supply chain, restrictions and local procurement requirements, increase in key commodity prices, more restrictive local banking requirements including requirements for repatriation of proceeds to banks domiciled in Ghana, limitations on capacity of banks to provide reclamation bonds, requests for further local employment requirements, requests for contract renegotiation and increases in contract rates and other costs. Additionally, the government may grant artisanal mining rights or alternative mining rights, such as sand and gravel, in locations in which the Company has land rights, but no active operations, impacting the Company’s non-operational land positions. Economic setbacks and anti-mining sentiment can also result in an increase in community frustration and friction with artisanal small-scale mining resulting in conflicts, which can negatively impact our operations in Ghana.
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
Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. For example, in recent years, there have been work stoppages by miners represented by unions at our Cerro Negro and Merian mines, which have disrupted operations. At December 31, 2022, various unions represented approximately 33% of our employee workforce worldwide. In 2022, Newmont implemented a new employment model in Ghana converting permanent employees into two-year fixed term contracts. Although 99.8% of eligible employees accepted the new fixed term contract and, received severance for their years of service, following implementation of the new employment model, the two unions requested and were granted a new collective bargaining certificates from Ghana’s Chief Labor Officer. Both certificates have been placed on hold to engage in proper process in accordance with Ghana’s Labor laws, and until Newmont and the unions agree on the class of workers to be represented. The outcome of that engagement and whether such certificates will be granted remains to be determined. In Peru, our two labor agreements expire in 2026 and 2027. In Suriname, the previous labor agreement held with the union for our Merian mine expired in 2021, and negotiations remain in progress. In Argentina where there are two unions; one union has an expired agreement under negotiation and another has an agreement in place until 2024. In Timmins, Ontario, we renegotiated a three-year collective bargaining agreement for our Porcupine mine with the United Steelworkers Union which will be in effect through

October 2023. In Mexico, following negotiations, we reached a profit sharing agreement in 2022 whereby union represented workforce will participate in uncapped profit-sharing bonus up to 10%, which will result in increased labor costs in the future. A failure to successfully enter into new contracts or resolve ongoing union complaints could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Future disputes at the Company’s operations, projects or joint ventures may not be resolved without disruptions.
We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to perform their jobs in a safe and respectful work environment.
We depend upon the services of a number of key executives and management personnel. Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. We are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We recognize that bullying, sexual harassment and harassment based on other protected categories, including race, have been prevalent in every industry, including the mining industry. Features of the mining industry, such as being a historically hierarchical and male-dominated culture, create risk factors for harmful workplace behavior. While we do not tolerate discrimination and harassment of any kind (including but not limited to sexual orientation, gender identity, race, religion, ethnicity, age, or disability, among others), our policies and processes may not prevent or detect all potential harmful workplace behaviors. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in harmful behaviors and improper, inappropriate or unlawful conduct, including but not limited to bullying, discrimination and harassment. If the Company fails to maintain a safe, respectful and inclusive work environment, it could impact our ability to retain talent and maintain a diverse workforce and damage the Company’s reputation. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed.
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
In addition, law and regulations relating to the use of contractors may vary in the jurisdictions in which we operate, and changes in legal and regulatory restrictions may also impact our ability to utilize contractors and outsourcing services. For example, new mining industry regulations recently came into effect in Ghana, Africa, which require that the supply of specific products and services, and certain roles, be reserved for citizens, which may limit the pool of available contractors and service providers and restrict our ability to utilize certain contractors. Additionally, the Mexican government enacted labor and tax laws in April 2021, significantly restricting certain subcontracting and outsourcing of personnel, which has required the conversion of certain contractors to employee status and resulted in increased labor costs. Further changes in law and the occurrence of one or more of these risks could adversely affect our results of operations and financial position.
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
Refer to Item 1A, Risk Factors, for risks related to our properties.
North America
The North America region maintains its headquarters in Vancouver, Canada and operates five sites, Cripple Creek & Victor (“CC&V”), Musselwhite, Porcupine, Éléonore and Peñasquito. On March 31, 2020, we completed the sale of the Red Lake complex in Ontario, Canada, included as part of the Company’s North America segment, to Evolution Mining Limited (“Evolution”).
Cripple Creek & Victor, U.S. (100% owned) CC&V, located next to the town of Victor and the city of Cripple Creek, Colorado, is an open pit operation. The CC&V operation comprises two state mining leases, three surface parcels, 154 mineral parcels, 1,753 patented mining claims and 13 unpatented lode claims encompassing a total area of 12,985 acres (5,255 hectares). CC&V is an epithermal alkalic deposit with heap leaching facilities and a mill, which consists of a crushing and grinding circuit, located on site. The mill is currently idled as of December 31, 2022. The available mining fleet consists of two hydraulic shovels, two loaders, and 21 haul trucks, each with a 250-tonne payload. CC&V’s gross property, plant and mine development at December 31, 2022 was $574. CC&V produced 182,000 ounces of gold in 2022 and reported 1.6 million ounces of gold reserves at December 31, 2022.
Musselwhite, Canada. (100% owned) Musselwhite, located approximately 265 miles (430 kilometers) north of Thunder Bay, Ontario, is an underground operation. The Musselwhite operation comprises 929 mining claims and 338 mining leases, issued under the Ontario Mining Act, encompassing an area of 13,366 acres (5,409 hectares). The mining leases expire between 2025 and 2033. Musselwhite is an iron formation hosted gold deposit. Process facilities include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available mining fleet consists of 11 underground loaders and 14 haul trucks, each with a 45-tonne payload. Musselwhite’s gross property, plant and mine development at December 31, 2022 was $1,194. Musselwhite produced 173,000 ounces of gold in 2022 and reported 1.9 million ounces of gold reserves at December 31, 2022.
Porcupine, Canada. (100% owned) Porcupine consists of the Hollinger open pit and Hoyle Pond underground operations, located in the city of Timmins, Ontario, as well as the Borden underground operation, located near the town of Chapleau, Ontario. The Porcupine operation is comprised of 1,129 mining claims, 983 mining patents, and 113 mining leases, issued under the Ontario Mining Act, encompassing an area of 340,420 acres (137,763 hectares). Mineralization at Hollinger and Hoyle, in Timmins, comprises multiple generations of quartz-carbonate-tourmaline albite veins, associated pyrite alteration envelopes, and disseminated pyrite mineralization. Mineralization at Borden consists of a shear zone containing quartz-vein hosted sulfides within a high-grade metamorphic greenstone package. Process facilities, located in the city of Timmins, include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, Knelson concentrators, Acacia reactor, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available mining fleet consists of two hydraulic shovels, three loaders, 19 underground loaders and 24 haul trucks, with payloads ranging from 24 to 137 tonnes. Porcupine’s gross property, plant and mine development at December 31, 2022 was $1,672. Porcupine produced 280,000 ounces of gold in 2022 and reported 2.3 million ounces of gold reserves at December 31, 2022.
Éléonore, Canada. (100% owned) Éléonore, located approximately 510 miles (825 kilometers) north of Montreal in Eeyou Istchee/James Bay in Northern Quebec, is an underground operation. The Éléonore operation is comprised of 368 mining claims and one mining lease, issued under the Quebec Mining Act, encompassing 48,210 acres (19,511 hectares). Éléonore is a clastic sediment-hosted stockwork-disseminated gold deposit. Process facilities include a conventional mill which consists of a crushing and grinding circuit, flotation circuit, carbon-in-pulp circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available fleet consists of 14 underground loaders and 10 haul trucks, each with 45 to 60-tonne payloads. Éléonore’s gross property, plant and mine development at December 31, 2022 was $1,104. Éléonore produced 215,000 ounces of gold in 2022 and reported 1.6 million ounces of gold reserves at December 31, 2022.

Peñasquito, Mexico. (100% owned) Peñasquito is an open pit operation located in the northeast corner of Zacatecas State, Mexico, approximately 125 miles (200 kilometers) northeast of the city of Zacatecas and is accessible by paved roads with a private airport close to the site. The property began production in 2009, with commercial production being achieved in 2010. Goldcorp acquired its ownership in the mine in 2006 when it acquired Glamis. In 2019, Newmont acquired Goldcorp, obtaining full ownership interest in Peñasquito. Peñasquito consists of the Peñasco and Chile Colorado open pit mines.

Peñasquito is comprised of 20 mining concessions for operations comprising 113,231 acres (45,823 hectares) and 60 mining concessions for exploration of 107,456 acres (43,486 hectares). Surface rights in the vicinity of the Peñasco and Chile Colorado open pits are held by three ejidos: Ejido Cedros, Ejido Mazapil and Ejido Cerro Gordo. Peñasquito has signed land use agreements with each ejidos, valid through 2035 and 2036, and the relevant private owners.

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
In July 2007, Goldcorp and Wheaton Precious Metals Corp. (then Silver Wheaton Corp.) entered into a silver streaming agreement. The Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. Refer to Note 4 to the Consolidated Financial Statements for further information.
A 2% net smelter return royalty is owed to Royal Gold Inc. from both the Chile Colorado and Peñasco open pits of the Peñasquito mine. Since January 1, 2014, the Mexican Government levies a 7.5% mining royalty that is imposed on earnings before interest, taxes, depreciation, and amortization. There is also a 0.5% environmental erosion fee payable on precious metal production, based on revenues. In December 2016, the State of Zacatecas in Mexico approved new environmental taxes (“Ecological Taxes”) that became effective January 1, 2017. The Ecological Taxes are calculated based on a predetermined formula and the volume of carbon emissions, as well as other environmental variables, at Peñasquito. The Company's payment of the Ecological Taxes primarily relates to the volume of carbon emissions at Peñasquito from fixed and mobile sources.
The mineralization at Peñasquito contains gold, silver, lead and zinc. Deposits currently mined within the Peñasquito operations are considered to be examples of breccia pipes developed as a result of intrusion-related hydrothermal activity.
Process facilities include a sulfide processing plant, comprising four stages of flotation: carbon, lead, zinc and pyrite. The carbon pre-flotation circuit was added in 2018 ahead of lead flotation to remove organic carbon associated with sedimentary ores. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrates. The pyrite circuit flotation was added at the end of 2018, which treats the zinc tailings in a pyrite flotation leach, and Merrill Crowe process to recover additional silver and gold in the form of doré. The tailings from the leach circuit undergoes cyanide destruction and combines with final flotation tailings for final deposition in the tailings storage facility.
The available mining fleet consists of five rope shovels, three hydraulic shovels, three loaders, and 82 haul trucks, each with a 312-tonne payload. The fleet is supported by 9 blast hole production drills, as well as track dozers, rubber tire dozers, excavators, and graders.
Brownfield exploration and development for new reserves is ongoing.

In January 2011, Peñasquito entered into a 20-year power delivery agreement with a subsidiary of InterGen Servicios Mexico (now Saavi Energia) where Peñasquito agreed to purchase electrical power from a gas-fired electricity generating facility located near San Luis de la Paz, Guanajuato, Mexico. The agreement commenced in August 2015. Power is also supplied by the Mexican Electricity Federal Commission (Comision Federal de Electricidad) at its central power grid through the El Salero-Peñasquito powerline.
Peñasquito’s gross property, plant and mine development at December 31, 2022 was $6,003.
Peñasquito produced 566,000 ounces of gold and 1,048,000 gold equivalent ounces of other metals in 2022. As of December 31, 2022 and 2021, Peñasquito reported 5.4 million and 6.3 million ounces of gold reserves, respectively, 346 million ounces and 394 million of silver reserves, respectively, 2,300 million and 2,580 million pounds of lead, respectively, and 5,540 million and 6,250 million pounds of zinc, respectively. The overall reduction in gold reserves is primarily due to depletion.
As of December 31, 2022 and 2021, Peñasquito reported 3.7 million and 2.9 million ounces of gold resources, respectively, 314 million ounces and 256 million of silver resources, respectively, 2,070 million and 1,710 million pounds of lead resources, respectively, and 4,740 million and 3,760 million pounds of zinc resources, respectively. The overall increase in gold resources is primarily due to net positive revisions.
South America
The South America region maintains its headquarters in Miami, Florida and operates three sites, Yanacocha, Merian and Cerro Negro. We also hold a 40% interest in the Pueblo Viejo Mine, an open pit gold mine located in the Dominican Republic. Barrick operates the Pueblo Viejo Mine and holds the remaining 60% interest.
Yanacocha, Peru. (100% owned) In 2022, the Company completed the acquisition of Compañia de Minas Buenaventura S.A.A.'s (“Buenaventura”) 43.65% noncontrolling interest and Summit Global Management II VB's, a subsidiary of Sumitomo ("Sumitomo"), 5% noncontrolling interest in Yanacocha. At December 31, 2022, the Company holds 100% ownership interest in Yanacocha. Refer to Note 1 of the Consolidated Financial Statements for further information.
Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca and consists of the following open pit mines: the La Quinua Complex, the Yanacocha Complex, the Carachugo Complex and Maqui Maqui. Yanacocha’s is comprised of 171 mining concessions encompassing 244,372 acres (98,894 hectares). Contemporaneous with the Company's acquisition of the 43.65% noncontrolling interest, Chaupiloma, an indirect subsidiary of Buenaventura, assigned the mining rights to the remaining acres and concessions to Yanacocha in 2022.
Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite, which is placed on leach pads. Yanacocha has four leach pads (La Quinua, Yanacocha, Carachugo and Maqui Maqui), three gold processing plants (Pampa Larga, Yanacocha Norte and La Quinua), one limestone processing facility (China Linda) and one mill (Yanacocha Gold Mill). The La Quinua Complex mined material from the La Quinua Sur and the Tapado Oeste Layback and finished mining operations in 2021. The Yanacocha Complex mined material from the Yanacocha Layback and Yanacocha Pinos, which has had limited mining operations in recent years, finished mining operations in 2022. The Maqui Maqui operations mined material from multiple mines that are no longer in operation. The Yanacocha Gold Mill ceased current operations in February 2021 and has been placed into care and maintenance. It will be repurposed for use as part of the Yanacocha Sulfides project. The Carachugo leach pad processes oxide material from Quecher Main. Yanacocha’s available mining fleet consists of two shovels, four excavators, one loader and 31 haul trucks, each with 233-tonne payload. Yanacocha’s gross property, plant and mine development at December 31, 2022 was $5,892. Yanacocha produced 244,000 ounces of gold (230,000 attributable ounces of gold) in 2022 and reported 5.8 million ounces of gold reserves and 1,530 million pounds of copper reserves at December 31, 2022.
Brownfield exploration and development for new reserves is ongoing and we continue to evaluate the potential for mining oxide and sulfide gold and copper mineralization.
Merian, Suriname. (75% owned) Merian is owned 75% by Newmont Suriname, LLC (“Newmont Suriname”) (formerly known as Suriname Gold Company LLC and 100% indirectly owned by Newmont Corporation) and 25% by Staatsolie Maatschappij Suriname N.V. (“Staatsolie,” a company wholly owned by the Republic of Suriname). Merian is located in Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the French Guiana border. The Merian operation is comprised of one Right of Exploitation and four Rights of Exploration encompassing an area of 41,484 acres (16,788 hectares). All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. The operation currently includes the Merian 2 open pit, the Merian 1 open pit, and the Maraba open pit. The Kupari open pit is currently in development. The available mining fleet consists of three shovels, three mining excavators and 36 haul trucks, each with 150-tonne payload. Merian includes processing facilities that utilize a conventional gold mill, primary crusher and processing plant, consisting of a comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electrowinning and induction furnace smelting to produce a gold doré product. Merian’s gross property, plant and mine development at December 31, 2022 was $1,222. Merian produced 403,000 ounces of gold (302,000 attributable ounces of gold) in 2022 and reported 3.9 million attributable ounces of gold reserves at December 31, 2022.
Brownfield exploration and development for new reserves is ongoing.

Cerro Negro, Argentina. (100% owned) Cerro Negro is located in southern Argentina about 250 miles (400 kilometers) southwest of the coastal city of Comodoro Rivadavia. The mineral tenure consists of ten mining property titles encompassing 53,246 acres (21,548 hectares), and three exploration licenses, encompassing 13,193 acres (5,339 hectares). We also own lands in the Cerro Negro mine area, totaling approximately 27,429 acres (11,100 hectares), which overlie the Bajo Negro and Vein Zone deposits and adjacent prospects. Cerro Negro consists of the Eureka, Mariana Central, Mariana Norte, and Emilia operating underground mines and the San Marcos, Baja Negro, and Silica Cap underground mines, which are currently in development. Deposits within the Cerro Negro mine operations are low sulfidation, epithermal gold/silver vein deposits. Cerro Negro’s available underground mining fleet consists of 14 underground loaders, 17 underground haul trucks and eight surface haul trucks, each with 30 to 40-tonne payloads and additional auxiliary equipment as required. The processing plant facilities consist of a crushing plant, a grinding circuit, agitated leaching, counter-current decantation, solution clarification, Merril Crowe zinc precipitation and smelting to produce gold and silver doré bars that are shipped to a refinery for further processing. Cerro Negro’s gross property, plant and mine development at December 31, 2022 was $1,974. Cerro Negro produced 278,000 ounces of gold in 2022 and reported 3.0 million ounces of gold reserves at December 31, 2022.
Brownfield exploration and development for new reserves is ongoing, including the development of the Eastern district.

Pueblo Viejo, Dominican Republic. (40% owned) Pueblo Viejo is a joint venture with Barrick, where Barrick is the operator. Commercial production was achieved in January 2013 and the Pueblo Viejo Mine completed its ramp-up to full design capacity in 2014. In March 2006, Barrick acquired the Pueblo Viejo mine as a result of their acquisition of Placer Dome Inc and subsequently sold 40% to Goldcorp. Newmont obtained the 40% ownership of Pueblo Viejo when Newmont acquired Goldcorp in 2019. We report our interest in Pueblo Viejo on an equity method basis.

The Pueblo Viejo mine is an open pit conventional truck and shovel mining operation located approximately 60 miles (100 kilometers) northwest of Santo Domingo, Dominican Republic. The Pueblo Viejo mine is situated on the Montenegro Fiscal Reserve, an area specially designated by Presidential Decree for the leasing of minerals and mine development, which covers an area of approximately 19,756 acres (7,995 hectares) in aggregate. The property is accessible year-round by paved road from Santo Domingo.

Pueblo Viejo Mine
Dominican Republic
MAP SCALE:
1:1,750,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 19N
REVISION DATE:
12/7/2022
Pueblo Viejo
DOMINICAN
REPUBLIC
Haiti
Port-au-
Prince
Puerto Plata
Santiago
San
Francisco de
Macoris
La Vega
Rio Yuna
Rio Boba
Rio Yaque del Norte
Rio Caña
Rio Mao
Nalga
de Maco
Armando
Bermudez
Alto
Bao
3113 m
José
del Carmen
Ramirez
Los Haitises
737 m
Valle
Nuevo
San Juan de
la Maguana
Rio San Juan
Sierra
de Neiba
Cabeza
de Toro
Lago
Enriquillo e Isla
Cabritos
2508 m
Rio Artibonito
Azua de
Compostela
Hatillo
Rio Ocoa
Rio Nizao
Barrero
Sierra
Martin
Garcia
Rio Yaque del Sur
Baní
Barahona
Sierra de
Bahoruco
851 m
Jaragua
Santo
Domingo
San Pedro
de Macoris
Rio Macoris
Rio Chavon
Higüey
La Romana
Parque
Nacional
del Este
Mexico
United States
Cuba
D.R.
Guatemala
Honduras
Nicaragua
Panama
Colombia
Venezuela
N
S
E
W
0
20
40
60
80
Kilometers
200,000
300,000
400,000
500,000
2,200,000
2,100,000
2,000,000

A special lease agreement (“SLA”) between the Dominican State and Pueblo Viejo governs the development and operation of the Pueblo Viejo mine. The SLA provides the right to operate the Pueblo Viejo mine for a 25-year period commencing on February 26, 2008, with one extension by right for 25 years and a second 25-year extension by mutual agreement of the parties, allowing a possible total term of 75 years. Pueblo Viejo pays the Dominican Republic government a net smelter return royalty of 3.2% based on gross revenues for gold and silver, a net profits interest of 28.75% based on an adjusted taxable cash flow, a corporate income tax of 25% based on adjusted net income, a withholding tax on interest paid on loans and on payments abroad, and other general tax obligations which include a graduated minimum tax.
The Pueblo Viejo deposits are located in two major areas, the Monte Negro pit and the Moore pit, and consists of high sulfidation or acid sulfate epithermal gold, silver, copper and zinc mineralization. Process facilities include a conventional mill which consists of a crushing and grinding circuit, autoclaves, and a carbon-in-leach circuit. Pueblo Viejo is continuing to advance a plant expansion and tailings storage facility designed to extend its life to 2040 and beyond. In 2013, Pueblo Viejo commissioned a combined cycle reciprocating engine power plant, together with a transmission line connecting the plant to the mine site. The power plant is located near the port city of San Pedro de Macoris and will provide the long-term power supply for the Pueblo Viejo mine. In 2019, Pueblo Viejo signed a 10-year natural gas supply contract with AES Andres DR, S.A. (“AES”) in the Dominican Republic who also completed a new gas pipeline to the facility.
The available mining fleet consists of three shovels, five front loaders, 46 haul trucks, and seven drills.
The Company's attributable portion of Pueblo Viejo’s gross property, plant and mine development is $1,687 at December 31, 2022. We report our 40% interest in Pueblo Viejo on an equity method basis under U.S. GAAP and as a result our attributable portion of Pueblo Viejo's gross property, plant and mine development is included in the carrying value of our equity method investment at December 31, 2022.
Pueblo Viejo produced 285,000 attributable ounces of gold in 2022. As of December 31, 2022 and 2021, the Company's attributable portion of gold reserve reported by Pueblo Viejo is 8.2 million and 3.6 million ounces of attributable gold reserves, respectively. The increase in reserves is primarily due the completion of the pre-feasibility study for the Tailings Storage Facility which resulted in the conversion of resources to reserves. As of December 31, 2022 and 2021, Pueblo Viejo reported 2.1 million and 7.3 million attributable ounces of gold resources, respectively. The decrease to resources is primarily due to the conversion of resources to reserves.

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

The Boddington project area comprises 52,506 acres (21,249 hectares) of mining tenure leased from the State of Western Australia, of which 26,910 acres (10,890 hectares) is subleased from the South 32 Worsley Joint Venturers ("Worsley JV"). The total project area is comprised of multiple leases that expire between 2023 and 2041. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps existing mining tenure. The majority of its current operational area is located on its freehold property.

200,000
300,000
400,000
500,000
600,000
700,000
6,500,000
6,400,000
6,300,000
6,200,000
6,100,000
Northern Territory
Australia
Queensland
Western Australia
South Australia
New South Wales
Victoria
Merredin
Perth
508 m
Boddington Mine
Mandurah
WESTERN AUSTRALIA
Narrogin
400 m
DARLING SCARP
Bunbury
Busselton
356 m
Fitzgerald River National Park
Manjimup
1060 m
809 m
Stirling Range National Park
Lake Muir
Shannon National Park
Mt Roe-Mt Lindesay
D'Entrecasteaux National Park
N
W
E
S
0
20
40
60
80
Kilometers
Boddington Mine
Western Australia, Australia
MAP SCALE:
1:2,500,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 50S
REVISION DATE:
1/19/2022

The subleases from the Worsley JV expire immediately prior to the expiry of the relevant mining leases. Newmont holds rights to renew the subleases. The mining leases are renewable upon application to the State of Western Australia by the Worsley JV. As these mining leases are in their third term, renewal of these mining leases is at the discretion of the State. The subleases do not confer an express right to require the Worsley JV to seek application to renew the mining leases. Newmont is entitled to all gold and other non-bauxite mineralization conferred by the mining leases. The Worsley JV retains the rights to bauxite mineralization. The relationship between the Worsley JV bauxite operations and the Boddington gold operations are regulated through a cross-operation agreement. This agreement confers priority on the bauxite operations such that the bauxite/alumina mining operations of the Worsley JV will take priority over the gold mining operations and Newmont is required to take reasonable measures to conserve bauxite including by mining and stockpiling bauxite on behalf of the Worsley JV.
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
Power for the operation is sourced through the local power grid under a long-term power purchase agreement with Bluewaters Power. The power supply contract with Bluewaters commenced in 2006 with a term of 17 years and includes an option to extend.

Boddington’s gross property, plant and mine development at December 31, 2022 was $4,612.
Boddington produced 798,000 ounces of gold and 227,000 gold equivalent ounces of other metals in 2022. As of December 31, 2022 and 2021, Boddington reported 10.6 million and 11.6 million ounces of gold reserves, respectively, and 1,160 million and 1,290 million pounds of copper reserves. respectively. The overall reduction in gold reserves is primarily due to depletion.
As of December 31, 2022 and 2021, Boddington reported 4.6 million and 4.8 million ounces of gold resources, respectively, and 660 million and 680 million pounds of copper resources, respectively. The gold resources remained consistent.
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
The Newmont Tanami Operations are comprised of exploration licenses encompassing a total area of 1,620,332 acres (655,725 hectares) including 677,736 acres (274,270 hectares) relating to the Tobruk and Monza Joint Ventures entered into with Prodigy Gold, for which Newmont is the operator, and 11,025 acres (4,462 hectares) of mineral leases granted pursuant to the Northern Territory Mineral Titles Act. Additionally, Newmont operates through agreements with the Central Land Council who represent the Warlpiri people.
Tanami consists of sediment hosted sheeted quartz vein mineralization. Tanami, as an underground mining operation, has a fleet of ten underground loaders and 22 haul trucks, each with 60 to 65-tonne payloads. Processing plant facilities currently consist of a crushing plant, a grinding circuit, gravity carbon in pulp tanks and a conventional tailings disposal facility. Tanami’s gross property, plant and mine development at December 31, 2022 was $2,608. Tanami produced 484,000 ounces of gold in 2022 and reported 5.7 million ounces of gold reserves at December 31, 2022.
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

Ahafo Mine
Ahafo, Ghana
MAP SCALE:
1:4,000,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 30N
REVISION DATE:
1/20/2022
GHANA
Ahafo Mine
Africa
Ghana
BENIN
TOGO
CÔTE D'IVOIRE
Bolgatanga
Wa
Tamale
Mole National Park
Bui National Park
Digya National Park
Black Volta
Lake Volta
Sunyani
Kumasi
Koforidua
Accra
Cape Coast
Sekondi
Ho
Lome
Cotonou
Ouidah
Porto-Nov
Lokossa
Abomey
Sakete
Atakpame
Savalou
Parakou
Djougou
Natitingou
Kara
Sokode
Dapaong
Bondoukou
Bouake
Bouaflé
Yamoussoukro
Dimbokro
Abengourou
Gagnoa
Divo
Agboville
Aboisso
Abidjan
Parc National de la Comoe
Parc National de la Marahoue
Parc National de la Pendjari
Kinkeliba
0 30 60 90 120 Kilometers
300,000
500,000
700,000
900,000
1,100,000
1,200,000
1,000,000
800,000
600,000

The Ahafo South operations are comprised of three mining leases issued under the Ghanaian Mining Act encompassing a total area of approximately 137,000 acres (55,000 hectares) with current mine take area of approximately 13,200 acres (5,300 hectares) that has been fully compensated and approximately 10,700 acres (4,300 hectares) of mining area that has not been fully compensated (e.g. payment would be necessary to move people from their land). The mining leases grant the exclusive rights to work, develop and produce gold in the lease area, including the processing, storing and transportation of mineral and materials. The mining leases require Ahafo South to respect or perform certain financial and statutory reporting obligations and expire in 2031 and are renewable subject to certain conditions. Ahafo South pays a royalty of 2% on net smelter returns to Franco-Nevada for all gold ounces recovered from areas previously owned by Moydow and a sliding scale royalty based on the average monthly gold price up to 5% on gold production to the government of Ghana.
The Ahafo South mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins. Ahafo South has two active open pits, Subika and Awonsu. Subika added an underground operation, which reached commercial production in November 2018, and Awonsu completed a layback in November 2019. The available mining fleet for surface mining consists of three shovels and 36 haul trucks, each with 141-tonne payload. The available mining fleet for underground mining consists of eight underground loaders and 12 haul trucks, with payload ranging from 50 to 55-tonnes. The daily production rate is approximately 95,000 tonnes. The original processing plant was commissioned in 2006. The Ahafo Mill Expansion, which was completed in October 2019, expanded the plant capacity to process approximately 11 million tonnes per year. The current processing plant consists of two crushing plants, two grinding circuits, carbon-in-leach circuits, elution circuit, counter current decantation circuit, a tailings disposal facility and an analytical laboratory managed by a third party.
Brownfield exploration and development for new reserves is ongoing.
Ahafo South’s gross property, plant and mine development at December 31, 2022 was $3,052.
Ahafo South produced 574,000 ounces of gold in 2022. As of December 31, 2022 and 2021, Ahafo South reported 5.7 million and 6.1 million ounces of gold reserves respectively. The overall reduction in gold reserves is primarily due to depletion.
As of December 31, 2022 and 2021, Ahafo South reported 5.2 million and 5.0 million ounces of gold resources respectively. The overall increase in gold resources is primarily due to exploration additions and positive net revisions partially offset by conversion to reserves.
Akyem, Ghana. (100% owned) Akyem, located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra, is an open pit mining operation comprised of two mining leases issued under the Ghanaian Mining Act, encompassing an area of approximately 16,000 acres (6,000 hectares). The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. Process facilities include a crushing plant, a SAG and ball milling circuit, carbon-in-leach circuit, elution circuit and bullion smelting facilities. The available mining fleet consists of four excavators made up of two front end shovels and two backhoe excavators and twenty one 136-tonne haul trucks. Akyem’s gross property, plant and mine development at December 31, 2022 was $1,697. Akyem produced 420,000 ounces of gold in 2022 and reported 1.5 million ounces of gold reserves at December 31, 2022.

Nevada

NGM, Nevada, U.S. (38.5% owned) Nevada Gold Mines ("NGM") is located in Elko, Nevada. On July 1, 2019, Newmont and Barrick consummated the Nevada JV Agreement, which combined the Company’s Nevada mining operations with Barrick’s Nevada mining operations resulting in the establishment of NGM; a joint venture with Barrick who is the operator. NGM operations are primarily accessible by paved road and is comprised of 180,921 acres (73,217 hectares) in aggregate including Cortez 53,999 acres (21,853 hectares), Carlin 58,255 acres (23,575 hectares), Turquoise Ridge 26,679 acres (10,797 hectares), Phoenix 17,900 acres (7,244 hectares), and Long Canyon 24,088 acres (9,748 hectares).

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
NGM owns, or controls through leases, fee ownership, and unpatented mining claims, all of the minerals and surface area within the boundaries of the present Nevada mining operations. The long-term leases extend for at least the anticipated mine life of those deposits. With respect to a significant portion of the Gold Quarry mine at Carlin, NGM pays a net smelter royalty equivalent to 16.2% of the mineral production. NGM wholly-owns or controls the remainder of the Gold Quarry mineral rights, in some cases subject to additional royalties. With respect to certain smaller deposits in Nevada, NGM is obligated to pay royalties on production to third parties that vary from 1% to 8% of production.
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
The NGM operations include, in aggregate, an open pit mining fleet consisting of 28 shovels and 155 haul trucks with an average payload of 261 tonnes, and an underground mining fleet consisting of 51 underground loaders and 76 haul trucks, with an average payload of 30 tonnes.
Newmont’s share of NGM’s gross property, plant and mine development at December 31, 2022 was $8,081.
NGM produced 1,169,000 attributable ounces of gold in 2022. As of December 31, 2022 and 2021, the Company's attributable portion of gold reserve reported by NGM is 18.6 million and 19.3 million attributable ounces of gold reserves, respectively. The decrease in reserves is primarily due to mining depletion, which offset net positive revisions. As of December 31, 2022 and 2021, NGM reported 19.2 million and 16.2 million attributable ounces of gold resources, respectively. The increase to resources is primarily due to exploration additions and positive net revisions.
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
The following tables detail operating statistics related to gold production, ounces sold and production costs per ounce of our continuing operations:

Year Ended December 31, 2022	North America	South America	Australia	Africa	Nevada	Total Gold
Tonnes mined (000 tonnes):
Open pit	219,388	97,320	59,270	59,224	103,158	538,360
Underground	3,331	946	2,643	1,708	2,521	11,149
Tonnes processed (000 tonnes):
Mill	41,979	15,131	39,830	18,984	13,655	129,579
Leach	18,814	20,600	—	—	8,178	47,592
Average ore grade (grams/tonne):
Mill	1.138	1.489	1.135	1.759	3.205	1.487
Leach	0.428	0.453	—	—	0.467	0.446
Average mill recovery rate	83.5%	93.9%	89.2%	91.2%	74.9%	85.5%
Ounces produced (000):
Mill	1,238	681	1,282	994	1,051	5,246
Leach	178	244	—	—	118	540
Consolidated	1,416	925	1,282	994	1,169	5,786
Attributable	1,416	810	1,282	994	1,169	5,671
Consolidated ounces sold (000)	1,427	934	1,299	987	1,165	5,812
Production costs per ounce sold: (1)
Direct mining and production costs	$952	$976	$717	$729	$1,002	$875
By-product credits	(4)	(36)	(8)	(2)	(49)	(19)
Royalties and production taxes	39	87	45	123	54	66
Write-downs and inventory change	12	7	1	61	(18)	11
Costs applicable to sales (2)	999	1,034	755	911	989	933
Depreciation and amortization	368	351	172	312	404	322
Reclamation accretion	11	11	7	11	8	10
Total production costs	$1,378	$1,396	$934	$1,234	$1,401	$1,265

All-in sustaining costs per ounce sold (2)	$1,287	$1,262	$950	$1,108	$1,220	$1,211

Year Ended December 31, 2021	North America	South America	Australia	Africa	Nevada	Total Gold
Tonnes mined (000 tonnes):
Open pit	218,393	101,682	66,308	59,929	121,067	567,379
Underground	3,398	885	2,615	1,533	2,448	10,879
Tonnes processed (000 tonnes):
Mill	43,033	16,437	42,708	18,078	13,690	133,946
Leach	17,607	17,318	—	—	17,121	52,046
Average ore grade (grams/tonne):
Mill	1.250	1.441	0.972	1.639	3.272	1.444
Leach	0.455	0.603	—	—	0.578	0.545
Average mill recovery rate	84.5%	93.1%	89.5%	90.3%	75.0%	85.3%
Ounces produced (000):
Mill	1,408	715	1,181	862	1,083	5,249
Leach	190	256	—	—	189	635
Consolidated	1,598	971	1,181	862	1,272	5,884
Attributable	1,598	733	1,181	862	1,272	5,646
Consolidated ounces sold (000)	1,628	964	1,173	858	1,274	5,897
Production costs per ounce sold: (1)
Direct mining and production costs	$769	$840	$720	$683	$819	$769
By-product credits	(4)	(89)	(10)	(3)	(62)	(32)
Royalties and production taxes	37	88	46	118	47	61
Write-downs and inventory change	(6)	(7)	(1)	1	(49)	(13)
Costs applicable to sales (2)	796	832	755	799	755	785
Depreciation and amortization	363	363	175	307	432	336
Reclamation accretion	8	34	8	10	6	12
Total production costs	$1,167	$1,229	$938	$1,116	$1,193	$1,133

All-in sustaining costs per ounce sold (2)	$1,016	$1,130	$1,002	$1,022	$918	$1,062

Year Ended December 31, 2020	North America	South America	Australia	Africa	Nevada	Total Gold
Tonnes mined (000 tonnes):
Open pit	183,010	98,010	89,941	66,848	137,220	575,029
Underground	2,772	648	2,731	1,429	2,419	9,999
Tonnes processed (000 tonnes):
Mill	37,907	19,881	43,136	17,740	14,868	133,532
Leach	20,955	15,701	—	—	12,435	49,091
Average ore grade (grams/tonne):
Mill	1.281	1.337	0.935	1.672	3.189	1.442
Leach	0.476	0.354	—	—	0.576	0.462
Average mill recovery rate	84.5%	89.1%	90.7%	90.0%	74.9%	84.9%
Ounces produced (000):
Mill	1,240	777	1,165	851	1,151	5,184
Leach	217	240	—	—	183	640
Consolidated	1,457	1,017	1,165	851	1,334	5,824
Attributable	1,457	736	1,165	851	1,334	5,543
Consolidated ounces sold (000)	1,448	1,034	1,160	853	1,336	5,831
Production costs per ounce sold: (1)
Direct mining and production costs	$736	$725	$698	$663	$800	$731
By-product credits	(4)	(51)	(8)	(2)	(44)	(22)
Royalties and production taxes	39	82	45	103	31	55
Write-downs and inventory change	2	55	(20)	(51)	(30)	(8)
Costs applicable to sales (2)	773	811	715	713	757	756
Depreciation and amortization	385	358	182	311	434	343
Reclamation accretion	10	34	8	12	6	13
Total production costs	$1,168	$1,203	$905	$1,036	$1,197	$1,112

All-in sustaining costs per ounce sold (2)	$1,049	$1,100	$964	$890	$920	$1,045
____________________________
(1)Production costs and All-In Sustaining Costs are not comparable due to differences in the items included in each of the measures. All-In Sustaining Costs is a non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Costs applicable to sales per ounce and All-In Sustaining Costs per ounce are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
The following tables detail operating statistics related to co-product metal production and sales:

	Year Ended December 31, 2022
	Copper (1)	Silver (2)	Lead (2)	Zinc (2)
	(pounds)	(ounces)	(pounds)	(pounds)
Tonnes milled (000 tonnes)	37,240	35,928	35,928	35,928
Average milled grade (tonnes/tonnes processed)/(grams/tonnes processed)	0.14%	32.27	0.27%	0.70%
Average mill recovery rate	81.5%	86.8%	74.7%	81.3%
Consolidated pounds (millions)/ounces (thousands) produced	84	29,667	149	377
Consolidated pounds (millions)/ounces (thousands) sold	85	29,743	147	373

	Year Ended December 31, 2021
	Copper (1)	Silver (2)	Lead (2)	Zinc (2)
	(pounds)	(ounces)	(pounds)	(pounds)
Tonnes milled (000 tonnes)	40,058	35,730	35,730	35,730
Average milled grade (tonnes/tonnes processed)/(grams/tonnes processed)	0.11%	32.42	0.29%	0.77%
Average mill recovery rate	80.7%	91.9%	82.3%	84.0%
Consolidated pounds (millions)/ounces (thousands) produced	71	31,375	177	435
Consolidated pounds (millions)/ounces (thousands) sold	69	32,237	173	433

	Year ended December 31, 2020
	Copper (1)	Silver (2)	Lead (2)	Zinc (2)
	(pounds)	(ounces)	(pounds)	(pounds)
Tonnes milled (000 tonnes)	40,457	30,590	30,590	30,590
Average milled grade (tonnes/tonnes processed)/(grams/tonnes processed)	0.08%	34.57	0.35%	0.80%
Average mill recovery rate	80.2%	90.8%	80.1%	84.1%
Consolidated pounds (millions)/ounces (thousands) produced	56	27,801	179	381
Consolidated pounds (millions)/ounces (thousands) sold	56	28,596	185	407
____________________________
(1)All of our copper co-product production came from the Boddington Mine in Australia.
(2)All of our silver, lead and zinc co-product production came from the Peñasquito Mine in North America.
The following tables detail operating statistics related to co-product metal production costs per gold equivalent ounce (“GEO”) sold. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15
2021 GEO Price	$1,200	$2.75	$22.00	$0.90	$1.05
2020 GEO Price	$1,200	$2.75	$16.00	$0.95	$1.20

	Year Ended December 31, 2022
	North America	Australia	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$828	$782	$819
Depreciation and amortization	267	145	245
Reclamation and remediation	8	9	9
Total production costs per GEO sold (3)	$1,103	$936	$1,073

All-in sustaining costs per GEO sold (2)	$1,115	$909	$1,114

	Year Ended December 31, 2021
	North America	Australia	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$603	$902	$640
Depreciation and amortization	291	147	273
Reclamation and remediation	5	11	6
Total production costs per GEO sold (3)	$899	$1,060	$919

All-in sustaining costs per GEO sold (2)	$826	$1,112	$900

	Year Ended Year ended December 31, 2020
	North America	Australia	Total / Weighted-Average
Production costs per GEO sold: (1)
Costs applicable to sales (2)	$535	$837	$571
Depreciation and amortization	302	152	284
Reclamation and remediation	8	11	9
Total production costs per GEO sold (3)	$845	$1,000	$864

All-in sustaining costs per GEO sold (2)	$828	$1,080	$858
____________________________
(1)Production costs and All-In Sustaining Costs are not comparable due to differences in the items included in each of the measures. All-In Sustaining Costs is a non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Costs applicable to sales per GEO and All-In Sustaining Costs per GEO are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(3)May not recalculate due to rounding.
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
We had attributable proven and probable gold reserves of 96.1 million ounces at December 31, 2022. In the fourth quarter of 2022, the Company raised the reserves gold pricing assumption from $1,200 in 2021 to $1,400. The increase in reserves gold pricing assumption is based on the Company’s assessment of multiple factors, including historical gold pricing trends, consensus price forecasts, impacts of inflation and resulting high-interest rate environment, the ongoing impacts of the COVID-19 pandemic, and the Russian invasion of Ukraine. These volatile market conditions have created a high degree of uncertainty in the global markets, which have historically positively impacted gold prices. We estimate our 2022 reserves would increase by 3% (3.3 million ounces), or decline by 7% (7.2 million ounces), if estimated at a $1,500 and $1,300 per ounce gold price, respectively, with all other assumptions remaining constant.
We publish reserves annually, and will recalculate reserves at December 31, 2023, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2023.
The Company has internal controls for reviewing and documenting the information supporting the mineral reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. These internal control processes were not materially impacted by the adoption of S-K 1300 in 2021. Information that is utilized to compile mineral reserves and resources is prepared and certified by appropriately qualified persons at the mine site level and is subject to our internal review process which includes review by the Newmont-designated region and the Qualified Person (“QP”) based in our corporate office in Denver, Colorado. Additionally, all material sites are audited every other year and the non-material sites on a three-year cycle by subject matter experts for compliance to internal standards and guidelines as well as regulatory requirements. The QP presents the mineral reserve and mineral resource information to the Audit Committee and the Disclosure Committee on an annual basis for further review.
The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2022 and 2021:

Gold Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
CC&V Open Pits	100%	49,300	0.39	620	12,000	0.31	120	61,400	0.37	740	57%
CC&V Leach Pads (4)(5)	100%	—	—	—	32,600	0.78	820	32,600	0.78	820	56%
Total CC&V, Colorado		49,300	0.39	620	44,600	0.66	940	94,000	0.52	1,560	56%
Musselwhite, Canada (6)	100%	3,400	5.48	590	7,000	5.89	1,320	10,400	5.76	1,920	96%
Porcupine Underground (7)	100%	1,800	8.50	500	700	8.47	190	2,500	8.49	690	92%
Porcupine Open Pit (8)	100%	2,600	1.60	130	31,900	1.44	1,480	34,500	1.46	1,610	93%
Total Porcupine, Canada		4,400	4.44	630	32,600	1.59	1,670	37,000	1.93	2,300	93%
Éléonore, Canada (9)	100%	1,900	5.11	310	7,400	5.25	1,260	9,400	5.22	1,570	92%
Peñasquito, Mexico (10)	100%	104,500	0.58	1,960	212,000	0.51	3,450	316,500	0.53	5,410	69%
		163,500	0.78	4,110	303,700	0.89	8,640	467,200	0.85	12,750	79%
South America
Yanacocha Open Pits (11)	100%	27,500	0.71	630	119,000	0.72	2,750	146,500	0.72	3,380	57%
Yanacocha Underground (12)	100%	—	—	—	12,300	6.06	2,400	12,300	6.06	2,400	97%
Total Yanacocha, Peru (13)		27,500	0.71	630	131,300	1.22	5,140	158,800	1.13	5,780	73%
Merian, Suriname (14)	75%	31,000	1.16	1,150	73,800	1.16	2,750	104,800	1.16	3,900	93%
Cerro Negro, Argentina (15)	100%	1,600	9.46	500	7,800	10.13	2,530	9,400	10.02	3,030	95%
Pueblo Viejo Open Pits	40%	23,500	2.29	1,730	55,000	2.15	3,800	78,500	2.19	5,530	90%
Pueblo Viejo Stockpiles (16)	40%	—	—	—	38,200	2.17	2,670	38,200	2.17	2,670	90%
Total Pueblo Viejo, Dominican Republic (17)(18)		23,500	2.29	1,730	93,100	2.16	6,470	116,600	2.19	8,200	90%
NuevaUnión, Chile (19)(28)	50%	—	—	—	341,100	0.47	5,110	341,100	0.47	5,110	66%
Norte Abierto, Chile (20)(28)	50%	—	—	—	598,800	0.60	11,620	598,800	0.60	11,620	74%
		83,700	1.49	4,010	1,245,800	0.84	33,630	1,329,500	0.88	37,640	80%
Australia
Boddington Open Pit	100%	237,400	0.68	5,190	209,300	0.64	4,300	446,700	0.66	9,490	85%
Boddington Stockpiles (16)	100%	2,000	0.71	50	76,200	0.43	1,040	78,300	0.43	1,090	80%
Total Boddington, Western Australia (21)		239,400	0.68	5,240	285,500	0.58	5,350	524,900	0.63	10,580	84%
Tanami, Northern Territory (22)	100%	11,300	5.05	1,840	21,600	5.49	3,820	33,000	5.34	5,660	98%
		250,800	0.88	7,080	307,100	0.93	9,160	557,900	0.91	16,240	89%
Africa
Ahafo South Open Pits (23)	100%	9,000	2.42	700	38,600	1.67	2,070	47,600	1.81	2,770	90%
Ahafo South Underground (24)	100%	9,300	3.68	1,100	13,300	2.62	1,130	22,600	3.06	2,230	94%
Ahafo South Stockpiles (16)	100%	22,100	0.91	640	—	—	—	22,100	0.91	640	90%
Total Ahafo South, Ghana		40,400	1.89	2,450	51,900	1.92	3,200	92,300	1.90	5,650	92%
Ahafo North, Ghana (25)	100%	—	—	—	50,100	2.37	3,820	50,100	2.37	3,820	91%
Akyem Open Pit (26)	100%	14,300	1.56	720	8,000	1.82	470	22,300	1.66	1,190	91%
Akyem Stockpiles (16)	100%	11,900	0.71	270	—	—	—	11,900	0.71	270	92%
Total Akyem, Ghana		26,200	1.18	990	8,000	1.82	470	34,200	1.33	1,460	91%
		66,600	1.61	3,440	110,100	2.12	7,490	176,700	1.92	10,920	91%
Nevada
NGM Open Pits	38.5%	8,300	1.73	460	151,100	0.96	4,650	159,400	1.00	5,110	76%
NGM Stockpiles (16)	38.5%	10,100	2.05	670	15,000	2.51	1,210	25,100	2.32	1,880	79%
NGM Underground	38.5%	13,700	9.72	4,290	27,500	8.26	7,320	41,300	8.75	11,610	88%
Total NGM, Nevada (27)		32,100	5.24	5,410	193,700	2.12	13,180	225,800	2.56	18,590	84%
		32,100	5.24	5,410	193,700	2.12	13,180	225,800	2.56	18,590	84%
Total Gold		596,700	1.25	24,050	2,160,400	1.04	72,100	2,757,100	1.09	96,140	83%

Gold Reserves at December 31, 2021 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
CC&V Open Pits	100%	70,700	0.44	1,000	15,400	0.37	180	86,100	0.43	1,180	60%
CC&V Leach Pads (5)	100%	—	—	—	31,200	0.81	810	31,200	0.81	810	57%
Total CC&V, Colorado		70,700	0.44	1,000	46,600	0.66	990	117,300	0.53	1,990	59%
Musselwhite, Canada	100%	2,800	5.07	460	6,700	6.07	1,310	9,500	5.77	1,770	96%
Porcupine Underground	100%	2,300	7.24	530	900	7.97	240	3,200	7.46	770	92%
Porcupine Open Pit	100%	5,900	1.60	310	33,700	1.41	1,520	39,600	1.44	1,830	94%
Total Porcupine, Canada		8,200	3.19	840	34,600	1.58	1,760	42,800	1.89	2,600	93%
Éléonore, Canada	100%	2,200	5.03	350	9,000	5.06	1,470	11,200	5.05	1,820	91%
Peñasquito, Mexico (17)	100%	115,000	0.61	2,250	247,000	0.51	4,080	362,000	0.54	6,330	69%
		198,900	0.77	4,900	343,900	0.87	9,610	542,800	0.83	14,510	78%
South America
Yanacocha Open Pits	51.35%	16,500	0.66	350	68,200	0.68	1,490	84,700	0.68	1,840	57%
Yanacocha Underground	51.35%	—	—	—	7,000	6.20	1,390	7,000	6.20	1,390	97%
Total Yanacocha, Peru		16,500	0.66	350	75,200	1.19	2,880	91,700	1.10	3,230	74%
Merian, Suriname	75%	47,100	1.36	2,050	54,500	1.11	1,950	101,600	1.22	4,000	93%
Cerro Negro, Argentina	100%	1,800	8.93	500	7,200	8.88	2,060	9,000	8.89	2,560	94%
Pueblo Viejo Open Pits	40%	5,000	2.20	350	8,200	2.33	620	13,200	2.28	970	89%
Pueblo Viejo Stockpiles (16)	40%	—	—	—	37,400	2.20	2,640	37,400	2.20	2,640	89%
Total Pueblo Viejo, Dominican Republic (18)		5,000	2.20	350	45,600	2.22	3,260	50,600	2.22	3,610	89%
NuevaUnión, Chile (19)(28)	50%	—	—	—	341,100	0.47	5,110	341,100	0.47	5,110	66%
Norte Abierto, Chile (20)(28)	50%	—	—	—	598,800	0.60	11,620	598,800	0.60	11,620	74%
		70,400	1.44	3,250	1,122,400	0.75	26,880	1,192,800	0.79	30,130	78%
Australia
Boddington Open Pit	100%	237,400	0.70	5,360	239,100	0.66	5,080	476,500	0.68	10,440	86%
Boddington Stockpiles (16)	100%	2,700	0.68	60	79,100	0.43	1,090	81,800	0.44	1,150	79%
Total Boddington, Western Australia (17)		240,100	0.70	5,420	318,200	0.60	6,170	558,300	0.65	11,590	85%
Tanami, Northern Territory	100%	12,700	4.97	2,040	22,100	5.25	3,740	34,800	5.15	5,780	98%
		252,800	0.92	7,460	340,300	0.91	9,910	593,100	0.91	17,370	89%
Africa
Ahafo South Open Pits	100%	11,800	2.35	890	39,700	1.67	2,140	51,500	1.83	3,030	95%
Ahafo South Underground	100%	9,400	3.76	1,140	12,700	2.68	1,100	22,100	3.14	2,240	94%
Ahafo South Stockpiles (16)	100%	28,300	0.92	830	—	—	—	28,300	0.92	830	89%
Total Ahafo South, Ghana (17)		49,500	1.80	2,860	52,400	1.92	3,240	101,900	1.86	6,100	94%
Ahafo North, Ghana	100%	—	—	—	46,300	2.40	3,570	46,300	2.40	3,570	91%
Akyem Open Pit	100%	15,800	1.61	810	10,900	1.89	660	26,700	1.72	1,470	92%
Akyem Stockpiles (16)	100%	13,900	0.78	350	—	—	—	13,900	0.78	350	91%
Total Akyem, Ghana		29,700	1.22	1,160	10,900	1.89	660	40,600	1.40	1,820	91%
		79,200	1.58	4,020	109,600	2.12	7,470	188,800	1.89	11,490	92%
Nevada
NGM Open Pits	38.5%	10,000	1.86	600	119,500	1.21	4,650	129,500	1.26	5,250	70%
NGM Stockpiles (16)	38.5%	14,300	2.03	940	14,900	2.62	1,250	29,200	2.33	2,190	68%
NGM Underground	38.5%	13,600	9.95	4,340	28,000	8.39	7,560	41,600	8.90	11,900	88%
Total NGM, Nevada (17)(27)		37,900	4.82	5,880	162,400	2.58	13,460	200,300	3.00	19,340	81%
		37,900	4.82	5,880	162,400	2.58	13,460	200,300	3.00	19,340	81%
Total Gold		639,200	1.24	25,510	2,078,600	1.01	67,330	2,717,800	1.06	92,840	81%
____________________________
(1)Gold reserves, at sites in which Newmont is the operator for 2022 and 2021 were estimated at a gold price of $1,400 and $1,200 per ounce, respectively, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
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
(4)Cut-off grades utilized in 2022 reserves were as follows: leach material not less than 0.10 gram per tonne.
(5)Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)Cut-off grade utilized in 2022 reserves not less than 3.10 gram per tonne.
(7)Cut-off grade utilized in 2022 reserves not less than 5.00 gram per tonne.
(8)Cut-off grade utilized in 2022 reserves not less than 0.51 gram per tonne.
(9)Cut-off grade utilized in 2022 reserves not less than 4.00 gram per tonne.
(10)Gold cut-off grade varies with level of silver, lead and zinc credits.
(11)Gold cut-off grades utilized in 2022 reserves were as follows: oxide leach material not less than 0.12 gram per tonne and refractory mill material not less than 1.26 gram per tonne.
(12)Gold cut-off grades utilized in 2022 were as follows: oxide mill material not less than 2.63 gram per tonne and refractory mill material varies with level of copper and silver credits.
(13)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(14)Cut-off grade utilized in 2022 reserves not less than 0.31 gram per tonne.
(15)Cut-off grade utilized in 2022 reserves not less than 4.30 gram per tonne.
(16)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(17)Amounts presented herein have been rounded to the nearest 10,000 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(18)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(19)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(20)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(21)Gold cut-off grade varies with level of copper credits.
(22)Cut-off grade utilized in 2022 reserves not less than 2.30 gram per tonne.
(23)Cut-off grade utilized in 2022 reserves not less than 0.60 gram per tonne.
(24)Cut-off grade utilized in 2022 reserves not less than 1.60 gram per tonne.
(25)Cut-off grade utilized in 2022 reserves not less than 0.56 gram per tonne.
(26)Cut-off grade utilized in 2022 reserves not less than 0.52 gram per tonne.
(27)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(28)Currently included in Corporate and Other in Note 3 of the Consolidated Financial Statements.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2022 and 2021:

Copper Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
Yanacocha Open Pits and Underground, Peru (4)(11)	100%	—	—%	—	111,100	0.63%	1,530	111,100	0.63%	1,530	83%
NuevaUnión, Chile (5)(6)	50%	—	—%	—	1,118,000	0.40%	9,800	1,118,000	0.40%	9,800	88%
Norte Abierto, Chile (6)(7)	50%	—	—%	—	598,800	0.22%	2,890	598,800	0.22%	2,890	87%
		—	—%	—	1,827,900	0.35%	14,220	1,827,900	0.35%	14,220	87%
Australia
Boddington Open Pit, Western Australia (8)	100%	237,400	0.10%	510	209,300	0.11%	500	446,700	0.10%	1,010	82%
Boddington Stockpiles, Western Australia (9)	100%	2,000	0.13%	10	76,200	0.09%	150	78,300	0.09%	150	74%
		239,400	0.10%	520	285,500	0.10%	640	524,900	0.10%	1,160	81%
Nevada
NGM, Nevada (10)	38.5%	7,000	0.16%	30	81,700	0.16%	300	88,700	0.16%	320	65%
		7,000	0.16%	30	81,700	0.16%	300	88,700	0.16%	320	65%
Total Copper		246,400	0.10%	540	2,195,200	0.31%	15,160	2,441,500	0.29%	15,710	86%

Copper Reserves at December 31, 2021 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
Yanacocha Open Pits and Underground, Peru	51.35%	—	—%	—	57,700	0.61%	780	57,700	0.61%	780	84%
NuevaUnión, Chile (5)(6)	50%	—	—%	—	1,118,000	0.40%	9,800	1,118,000	0.40%	9,800	88%
Norte Abierto, Chile (6)(7)	50%	—	—%	—	598,800	0.22%	2,890	598,800	0.22%	2,890	87%
		—	—%	—	1,774,500	0.34%	13,470	1,774,500	0.34%	13,470	87%
Australia
Boddington Open Pit, Western Australia (12)	100%	237,400	0.10%	540	239,100	0.11%	590	476,500	0.11%	1,130	82%
Boddington Stockpiles, Western Australia (9)(12)	100%	2,600	0.09%	10	79,100	0.09%	150	81,700	0.09%	160	77%
		240,000	0.10%	550	318,200	0.11%	740	558,200	0.11%	1,290	82%
Nevada
NGM, Nevada (10)(12)	38.5%	6,900	0.17%	30	80,200	0.17%	300	87,100	0.17%	330	65%
		6,900	0.17%	30	80,200	0.17%	300	87,100	0.17%	330	65%
Total Copper		246,900	0.11%	580	2,172,900	0.30%	14,510	2,419,800	0.28%	15,090	87%
____________________________
(1)Copper reserves, at sites in which Newmont is the operator, for 2022 and 2021 were estimated at a copper price of $3.50 and $2.75 per pound, respectively. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
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
(6)Currently included in Corporate and Other in Note 3 of the Consolidated Financial Statements.
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

(11)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(12)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2022 and 2021:

Silver Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico (4)	100%	103,900	38.00	126,990	184,500	33.04	196,020	288,500	34.82	323,000	86%
Peñasquito Stockpiles, Mexico (5)	100%	500	37.88	660	27,500	25.33	22,390	28,000	25.57	23,050	86%
		104,500	38.00	127,640	212,000	32.04	218,410	316,500	34.00	346,050	86%
South America
Yanacocha Open Pits and Underground, Peru (6)	100%	—	—	—	93,400	19.90	59,760	93,400	19.90	59,760	54%
Yanacocha Stockpiles and Leach Pads, Peru (5)(7)	100%	2,800	31.48	2,820	93,600	8.04	24,190	96,400	8.71	27,010	13%
Total Yanacocha, Peru (14)		2,800	31.48	2,820	187,000	13.96	83,950	189,800	14.22	86,770	41%
Cerro Negro, Argentina (8)	100%	1,600	74.72	3,940	7,800	62.31	15,550	9,400	64.47	19,490	75%
Pueblo Viejo, Dominican Republic, Open Pits (9)	40%	23,500	12.94	9,780	55,000	12.84	22,680	78,500	12.87	32,460	65%
Pueblo Viejo, Dominican Republic, Stockpiles (5)(9)	40%	—	—	—	38,200	15.10	18,520	38,200	15.10	18,520	65%
Total Pueblo Viejo, Dominican Republic (15)		23,500	12.94	9,780	93,100	13.76	41,200	116,600	13.60	50,980	65%
NuevaUnión, Chile (10)(11)	50%	—	—	—	1,118,000	1.31	47,170	1,118,000	1.31	47,170	66%
Norte Abierto, Chile (11)(12)	50%	—	—	—	598,800	1.52	29,340	598,800	1.52	29,340	74%
		27,900	18.41	16,540	2,004,700	3.37	217,210	2,032,600	3.58	233,750	58%
Nevada
NGM, Nevada (13)	38.5%	5,300	7.46	1,280	60,100	6.24	12,060	65,500	6.34	13,340	38%
		5,300	7.46	1,280	60,100	6.24	12,060	65,500	6.34	13,340	38%
Total Silver		137,800	32.84	145,460	2,276,900	6.12	447,680	2,414,600	7.64	593,140	74%

Silver Reserves at December 31, 2021 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico (15)	100%	107,200	38.79	133,650	219,100	32.75	230,760	326,300	34.73	364,410	87%
Peñasquito Stockpiles, Mexico (5)(15)	100%	7,800	31.10	7,810	27,900	24.15	21,670	35,700	25.67	29,480	87%
		115,000	38.26	141,460	247,000	31.78	252,430	362,000	33.84	393,890	87%
South America
Yanacocha Open Pits and Underground, Peru	51.35%	1,200	7.57	280	48,900	19.08	30,000	50,100	18.80	30,280	55%
Yanacocha Stockpiles and Leach Pads, Peru (5)(7)	51.35%	1,400	31.48	1,450	47,300	8.16	12,400	48,700	8.85	13,850	12%
Total Yanacocha, Peru		2,600	20.81	1,730	96,200	13.85	42,400	98,800	13.85	44,130	42%
Cerro Negro, Argentina	100%	1,700	71.26	4,010	7,200	54.16	12,540	8,900	57.51	16,550	76%
Pueblo Viejo, Dominican Republic, Open Pits (9)	40%	5,000	11.18	1,790	8,200	11.94	3,160	13,200	11.65	4,950	75%
Pueblo Viejo, Dominican Republic, Stockpiles (5)(9)	40%	—	—	—	37,400	15.49	18,630	37,400	15.49	18,630	78%
Total Pueblo Viejo, Dominican Republic (9)		5,000	11.18	1,790	45,600	14.85	21,790	50,600	14.49	23,580	77%
NuevaUnión, Chile (10)(11)	50%	—	—	—	1,118,000	1.31	47,170	1,118,000	1.31	47,170	66%
Norte Abierto, Chile (11)(12)	50%	—	—	—	598,800	1.52	29,340	598,800	1.52	29,340	74%
		9,300	25.14	7,530	1,865,800	2.56	153,240	1,875,100	2.67	160,770	63%
Nevada
NGM, Nevada (13)(15)	38.5%	5,200	7.40	1,230	60,000	6.35	12,250	65,200	6.43	13,480	38%
		5,200	7.40	1,230	60,000	6.35	12,250	65,200	6.43	13,480	38%
Total Silver		129,500	36.08	150,220	2,172,800	5.98	417,920	2,302,300	7.68	568,140	74%
____________________________
(1)Silver reserves, at sites in which Newmont is the operator, for 2022 and 2021 were estimated at a silver price of $20 per ounce. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
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
(11)Currently included in Corporate and Other in Note 3 of the Consolidated Financial Statements.
(12)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(13)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(14)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(15)Amounts presented herein have been rounded to the nearest 10,000 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

The following tables detail lead proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2022 and 2021:

Lead Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico (4)	100%	103,900	0.36%	830	184,500	0.31%	1,270	288,500	0.33%	2,090	72%
Peñasquito Stockpiles, Mexico (5)	100%	500	0.16%	—	27,500	0.33%	200	28,000	0.33%	200	72%
Total Lead		104,500	0.36%	830	212,000	0.31%	1,470	316,500	0.33%	2,300	72%

Lead Reserves at December 31, 2021 (1)(6)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico	100%	107,200	0.37%	880	219,100	0.3%	1,440	326,300	0.32%	2,320	73%
Peñasquito Stockpiles, Mexico (5)	100%	7,800	0.34%	60	27,900	0.32%	200	35,700	0.33%	260	73%
Total Lead		115,000	0.37%	940	247,000	0.3%	1,640	362,000	0.32%	2,580	73%
____________________________
(1)Lead reserves for 2022 and 2021 were estimated at a lead price of $1.00 and $0.90 per pound, respectively. Amounts presented may not recalculate in total due to rounding.
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
The following tables detail zinc proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2022 and 2021:

Zinc Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico (4)	100%	103,900	0.94%	2,160	184,500	0.76%	3,080	288,500	0.82%	5,240	81%
Peñasquito Stockpiles, Mexico (5)	100%	500	0.95%	10	27,500	0.46%	280	28,000	0.47%	290	81%
Total Zinc		104,500	0.94%	2,180	212,000	0.72%	3,360	316,500	0.79%	5,540	81%

Zinc Reserves at December 31, 2021 (1)(6)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Metallurgical Recovery (3)
North America
Peñasquito Open Pits, Mexico	100%	107,200	0.96%	2,260	219,100	0.74%	3,590	326,300	0.81%	5,850	81%
Peñasquito Stockpiles, Mexico (5)	100%	7,800	0.67%	120	27,900	0.45%	280	35,700	0.50%	400	81%
Total Zinc		115,000	0.94%	2,380	247,000	0.71%	3,870	362,000	0.78%	6,250	81%
____________________________
(1)Zinc reserves for 2022 and 2021 were estimated at a zinc price of $1.20 and $1.15 per pound, respectively. Amounts presented may not recalculate in total due to rounding.
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
The following tables detail molybdenum proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2022 and 2021:

Molybdenum Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	—	—%	—	776,900	0.02%	270	776,900	0.02%	270	48%
Total Molybdenum		—	—%	—	776,900	0.02%	270	776,900	0.02%	270	48%

Molybdenum Reserves at December 31, 2021 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	—	—%	—	776,900	0.02%	270	776,900	0.02%	270	48%
Total Molybdenum		—	—%	—	776,900	0.02%	270	776,900	0.02%	270	48%
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
(4)Currently included in Corporate and Other in Note 3 of the Consolidated Financial Statements.
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
Our exploration efforts are directed to the discovery of new resources and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other regions globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $231, $209 and $187 in 2022, 2021 and 2020, respectively.
We had attributable measured and indicated gold resources of 75.3 million ounces and attributable inferred gold resources of 36.1 million ounces at December 31, 2022. For 2022 and 2021, attributable measured, indicated, and inferred gold resources were estimated at a gold price assumption of $1,600 and $1,400 per ounce, respectively. The increase in the resource gold pricing assumption in 2022 from 2021 is based on the Company’s assessment of multiple factors, including historical gold pricing trends, consensus price forecasts, impacts of inflation and resulting high-interest rate environment, the ongoing impacts of the COVID-19 pandemic, and the Russian invasion of Ukraine. These volatile market conditions have created a high degree of uncertainty in the global markets, which have historically positively impacted gold prices.
The resource figures presented herein do not include that part of our resources that have been converted to Proven and Probable Reserves as shown above, as they are reported exclusive of reserves, and have been estimated based on information available at the time of calculation.
The Company has internal controls for reviewing and documenting the information supporting the mineral reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. Refer to Proven and Probable Reserves above for further information on these internal controls.
We publish measured, indicated, and inferred resources annually, and will recalculate them at December 31, 2023, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2023.
The following tables detail measured, indicated, and inferred resources reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2022 and 2021.

Gold Resources at December 31, 2022 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
North America
CC&V, Colorado	100%	79,700	0.38	980	42,300	0.32	440	122,000	0.36	1,420	32,200	0.34	350	59%
Musselwhite, Canada	100%	1,300	3.92	170	2,600	3.93	330	3,900	3.93	490	3,000	4.15	410	95%
Porcupine Underground	100%	300	6.69	70	1,000	8.64	270	1,300	8.15	340	1,800	8.08	480	92%
Porcupine Open Pit	100%	200	0.51	—	73,000	1.53	3,600	73,200	1.53	3,600	66,000	1.36	2,890	91%
Total Porcupine, Canada		500	4.36	70	73,900	1.63	3,860	74,500	1.64	3,940	67,900	1.54	3,370	91%
Éléonore, Canada	100%	400	5.05	70	2,100	5.10	350	2,500	5.09	420	2,600	5.45	460	92%
Peñasquito, Mexico	100%	47,400	0.25	390	263,500	0.26	2,190	311,000	0.26	2,570	84,700	0.41	1,110	69%
Noche Buena, Mexico	50%	—	—	—	19,900	0.37	240	19,900	0.37	240	1,600	0.21	10	50%
Coffee, Canada	100%	—	—	—	53,900	1.23	2,140	53,900	1.23	2,140	7,200	1.01	230	80%
Galore Creek, Canada (4)	50%	212,800	0.29	2,010	385,600	0.22	2,710	598,400	0.25	4,720	118,900	0.19	720	75%
		342,300	0.34	3,700	843,900	0.45	12,230	1,186,200	0.42	15,930	318,100	0.65	6,650	79%
South America
Conga, Peru (10)	100%	—	—	—	693,800	0.65	14,590	693,800	0.65	14,590	230,500	0.39	2,880	75%
Yanacocha Open Pit	100%	13,500	0.38	170	114,900	0.42	1,570	128,400	0.42	1,730	189,700	0.79	4,830	66%
Yanacocha Underground	100%	500	4.07	70	6,200	4.70	940	6,700	4.65	1,010	3,400	4.99	550	97%
Total Yanacocha, Peru (10)		14,100	0.52	240	121,100	0.64	2,510	135,100	0.63	2,740	193,100	0.87	5,380	72%
Merian, Suriname	75%	5,600	0.99	180	35,300	1.26	1,430	40,900	1.22	1,610	37,000	0.86	1,020	89%
Cerro Negro Underground	100%	200	6.11	30	1,500	7.33	360	1,700	7.22	390	5,700	6.19	1,140	95%
Cerro Negro Open Pit	100%	1,200	3.28	130	1,200	3.15	120	2,400	3.22	250	300	2.46	20	90%
Total Cerro Negro, Argentina	100%	1,400	3.60	160	2,700	5.49	480	4,100	4.86	630	6,000	6.00	1,160	94%
Pueblo Viejo, Dominican Republic (5)(11)	40%	7,300	1.43	340	33,200	1.51	1,610	40,600	1.49	1,950	3,000	1.77	170	88%
NuevaUnión, Chile (6)	50%	4,800	0.47	70	118,300	0.59	2,260	123,100	0.59	2,330	239,800	0.40	3,050	68%
Norte Abierto, Chile (7)	50%	77,200	0.61	1,510	596,900	0.49	9,320	674,200	0.50	10,820	369,600	0.37	4,360	76%
		110,400	0.70	2,490	1,601,400	0.63	32,180	1,711,700	0.63	34,670	1,079,200	0.52	18,030	76%
Australia
Boddington, Western Australia	100%	92,800	0.55	1,630	167,400	0.54	2,900	260,200	0.54	4,530	2,800	0.51	50	83%
Tanami Open Pit	100%	9,400	1.67	500	23,800	1.47	1,120	33,200	1.53	1,630	4,200	1.13	150	90%
Tanami Underground	100%	1,700	3.26	180	5,400	4.29	750	7,100	4.04	920	8,800	5.19	1,460	97%
Total Tanami, Northern Territory	100%	11,000	1.91	680	29,200	1.99	1,870	40,200	1.97	2,550	13,000	3.88	1,620	94%
		103,800	0.69	2,310	196,600	0.76	4,770	300,400	0.73	7,080	15,800	3.28	1,660	88%

Gold Resources at December 31, 2022 (1)(2) (continued)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
Africa
Ahafo South	100%	200	0.56	—	20,000	1.09	700	20,200	1.09	710	10,200	1.29	420	86%
Ahafo Underground	100%	—	—	—	24,700	3.53	2,810	24,700	3.53	2,810	11,000	3.44	1,220	92%
Total Ahafo South, Ghana		200	0.56	—	44,700	2.44	3,510	44,900	2.43	3,510	21,200	2.41	1,640	91%
Ahafo North Open Pits, Ghana	100%	2,900	1.28	120	12,700	1.94	790	15,700	1.81	910	10,000	1.50	490	92%
Akyem Open Pits	100%	1,000	0.70	20	700	0.67	20	1,700	0.69	40	1,800	1.18	70	92%
Akyem Underground	100%	—	—	—	8,300	3.92	1,050	8,300	3.92	1,050	5,300	3.27	560	92%
Total Akyem, Ghana		1,000	0.70	20	9,000	3.68	1,060	10,000	3.38	1,090	7,100	2.74	620	92%
		4,100	1.10	150	66,400	2.51	5,360	70,500	2.43	5,510	38,300	2.23	2,750	91%
Nevada
NGM Open Pits and Stockpiles	38.5%	23,200	1.89	1,410	175,200	0.99	5,600	198,400	1.10	7,000	129,900	0.69	2,880	73%
NGM Underground	38.5%	9,800	6.48	2,040	16,600	5.84	3,110	26,400	6.08	5,150	19,500	6.63	4,150	86%
Total NGM, Nevada (9)		33,000	3.25	3,450	191,700	1.41	8,700	224,800	1.68	12,160	149,300	1.47	7,040	79%
		33,000	3.25	3,450	191,700	1.41	8,700	224,800	1.68	12,160	149,300	1.47	7,040	79%
Total Gold		593,600	0.63	12,080	2,900,000	0.68	63,250	3,493,600	0.67	75,330	1,600,700	0.70	36,130	79%

Gold Resources at December 31, 2021 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
North America
CC&V, Colorado	100%	54,000	0.41	700	24,100	0.38	300	78,100	0.40	1,000	12,700	0.39	160	62%
Musselwhite, Canada	100%	1,400	3.58	160	2,300	3.55	270	3,700	3.56	430	3,200	4.22	440	96%
Porcupine Underground	100%	300	5.25	50	900	6.12	180	1,200	5.92	230	1,100	6.43	220	92%
Porcupine Open Pit	100%	500	0.49	10	83,200	1.40	3,750	83,700	1.40	3,760	77,000	1.24	3,070	92%
Total Porcupine, Canada		800	2.33	60	84,100	1.45	3,930	84,900	1.46	3,990	78,100	1.31	3,290	92%
Éléonore, Canada	100%	300	5.72	50	1,700	4.73	260	2,000	4.86	310	3,800	5.28	650	91%
Peñasquito, Mexico (11)	100%	31,400	0.27	280	176,600	0.27	1,500	208,000	0.27	1,780	89,800	0.40	1,160	69%
Noche Buena, Mexico	50%	—	—	—	21,000	0.37	250	21,000	0.37	250	1,600	0.21	10	50%
Coffee, Canada	100%	1,000	2.01	60	54,500	1.19	2,080	55,500	1.20	2,140	6,800	1.07	230	80%
Galore Creek, Canada (4)	50%	128,400	0.36	1,500	423,400	0.23	3,130	551,800	0.26	4,630	99,100	0.21	670	73%
		217,300	0.40	2,810	787,700	0.46	11,720	1,005,000	0.45	14,530	295,100	0.70	6,610	79%
South America
Conga, Peru	51.35%	—	—	—	356,300	0.65	7,490	356,300	0.65	7,490	118,400	0.39	1,480	75%
Yanacocha Open Pit	51.35%	5,500	0.42	70	52,400	0.46	770	57,900	0.46	840	96,700	0.80	2,470	66%
Yanacocha Underground	51.35%	—	6.29	10	1,800	6.28	370	1,800	6.28	380	1,900	4.93	300	97%
Total Yanacocha, Peru		5,500	0.45	80	54,200	0.65	1,140	59,700	0.64	1,220	98,600	0.87	2,770	70%
Merian, Suriname	75%	4,500	0.94	140	32,600	1.14	1,200	37,100	1.12	1,340	28,500	1.01	920	88%
Cerro Negro Underground	100%	100	5.48	20	1,300	7.38	300	1,400	7.25	320	7,500	6.85	1,650	93%
Cerro Negro Open Pit	100%	900	4.40	120	1,000	4.09	130	1,900	4.24	250	100	3.49	10	90%
Total Cerro Negro, Argentina	100%	1,000	4.51	140	2,300	5.96	430	3,300	5.52	570	7,600	6.82	1,660	93%
Pueblo Viejo, Dominican Republic (5)	40%	37,300	2.01	2,410	57,100	1.89	3,470	94,400	1.94	5,880	25,400	1.72	1,410	89%
NuevaUnión, Chile (6)	50%	4,800	0.47	70	118,300	0.59	2,260	123,100	0.59	2,330	239,800	0.40	3,050	68%
Norte Abierto, Chile (7)	50%	77,200	0.61	1,510	596,900	0.49	9,320	674,100	0.50	10,830	369,600	0.37	4,360	76%
Agua Rica, Argentina (8)	18.75%	141,900	0.25	1,150	137,400	0.15	650	279,300	0.20	1,800	139,900	0.09	410	35%
		272,200	0.63	5,500	1,355,100	0.60	25,960	1,627,300	0.60	31,460	1,027,800	0.49	16,060	73%
Australia
Boddington, Western Australia (11)	100%	96,200	0.53	1,640	180,500	0.54	3,110	276,700	0.53	4,750	3,300	0.50	50	84%
Tanami Open Pit	100%	10,200	1.88	620	16,600	1.69	900	26,800	1.76	1,520	2,900	1.62	150	90%
Tanami Underground	100%	1,400	3.11	140	4,900	4.25	660	6,300	4.00	800	9,600	5.39	1,670	97%
Total Tanami, Northern Territory	100%	11,600	2.03	760	21,500	2.27	1,560	33,100	2.18	2,320	12,500	4.53	1,820	97%
		107,800	0.69	2,400	202,000	0.72	4,670	309,800	0.71	7,070	15,800	3.68	1,870	89%

Gold Resources at December 31, 2021 (1)(2) (continued)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
Africa
Ahafo South	100%	500	0.56	10	30,000	1.16	1,120	30,500	1.15	1,130	13,500	1.33	570	93%
Ahafo Underground	100%	—	—	—	16,600	3.99	2,120	16,600	3.99	2,120	10,800	3.34	1,160	90%
Total Ahafo South, Ghana (11)		500	0.56	10	46,600	2.16	3,240	47,100	2.15	3,250	24,300	2.21	1,730	91%
Ahafo North Open Pits, Ghana	100%	2,800	1.21	100	10,400	1.90	630	13,200	1.76	730	9,800	1.60	500	92%
Akyem Open Pits	100%	900	0.57	20	1,100	0.67	20	2,000	0.62	40	1,300	1.43	60	91%
Akyem Underground	100%	—	—	—	6,800	3.69	810	6,800	3.69	810	5,400	2.97	520	93%
Total Akyem, Ghana		900	0.57	20	7,900	3.27	830	8,800	3.00	850	6,700	2.69	580	92%
		4,200	1.01	130	64,900	2.26	4,700	69,100	2.18	4,830	40,800	2.15	2,810	91%
Nevada
NGM Open Pits and Stockpiles	38.5%	18,300	1.89	1,110	181,100	0.90	5,230	199,400	0.99	6,340	101,100	0.82	2,670	67%
NGM Underground	38.5%	8,500	5.89	1,610	11,900	6.35	2,430	20,400	6.16	4,040	15,300	6.48	3,180	86%
Total NGM, Nevada (9)(11)		26,800	3.17	2,720	193,000	1.23	7,660	219,800	1.47	10,380	116,400	1.56	5,850	76%
		26,800	3.17	2,720	193,000	1.23	7,660	219,800	1.47	10,380	116,400	1.56	5,850	76%
Total Gold		628,300	0.67	13,560	2,602,700	0.65	54,710	3,231,000	0.66	68,270	1,495,900	0.69	33,200	76%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)Resources, at sites in which Newmont is the operator, are estimated at a gold price of $1,600 and $1,400 per ounce for 2022 and 2021, respectively. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000. Ounces may not recalculate as they have been rounded to the nearest 10,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 10,000.
(4)Project is currently undeveloped. Resource estimates provided by Teck Resources, the Galore Creek joint venture partner.
(5)Resource estimates provided by Barrick, the operator of Pueblo Viejo.
(6)Project is currently undeveloped. Resource estimates provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Resource estimates provided by the Norte Abierto joint venture.
(8)Project is currently undeveloped. Resource estimates provided by Yamana, the operator of the Agua Rica joint venture. In November 2022, the Company sold its 18.75% ownership in Agua Rica. Refer to Note 8 of the Consolidated Financial Statements for further information.
(9)Resource estimates provided by Barrick, the operator of the NGM joint venture
(10)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(11)Amounts presented herein have been rounded to the nearest 10,000 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

Copper Resources at December 31, 2022 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Galore Creek, Canada (4)	50%	212,800	0.44%	2,060	385,600	0.47%	4,020	598,400	0.46%	6,080	118,900	0.26%	690	93%
		212,800	0.44%	2,060	385,600	0.47%	4,020	598,400	0.46%	6,080	118,900	0.26%	690	93%
South America
Conga, Peru (9)	100%	—	—%	—	693,800	0.26%	3,970	693,800	0.26%	3,970	230,500	0.19%	950	84%
Yanacocha Open Pits	100%	—	—%	—	94,600	0.39%	810	94,600	0.39%	810	36,400	0.39%	310	81%
Yanacocha Underground	100%	500	0.18%	—	6,200	0.12%	20	6,700	0.12%	20	3,400	0.13%	10	97%
Total Yanacocha, Peru (9)		500	0.18%	—	100,800	0.37%	830	101,300	0.37%	830	39,700	0.37%	320	81%
NuevaUnión, Chile (5)	50%	164,300	0.19%	700	349,900	0.34%	2,650	514,100	0.30%	3,360	602,200	0.39%	5,170	89%
Norte Abierto, Chile (6)	50%	57,600	0.24%	310	551,300	0.19%	2,340	608,900	0.20%	2,640	361,800	0.18%	1,450	90%
		222,400	0.21%	1,010	1,695,700	0.26%	9,790	1,918,100	0.26%	10,800	1,234,200	0.29%	7,890	87%
Australia
Boddington, Western Australia	100%	92,800	0.11%	230	167,400	0.11%	420	260,200	0.11%	650	2,800	0.08%	10	82%
		92,800	0.11%	230	167,400	0.11%	420	260,200	0.11%	650	2,800	0.08%	10	82%
Nevada
NGM, Nevada (8)	38.5%	2,600	0.14%	10	116,900	0.14%	350	119,500	0.14%	360	19,900	0.13%	60	65%
		2,600	0.14%	10	116,900	0.14%	350	119,500	0.14%	360	19,900	0.13%	60	65%
Total Copper		530,600	0.28%	3,310	2,365,500	0.28%	14,580	2,896,100	0.28%	17,890	1,375,800	0.28%	8,640	88%

Copper Resources at December 31, 2021 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Galore Creek, Canada (4)	50%	128,400	0.72%	2,030	423,400	0.39%	3,630	551,800	0.47%	5,660	99,100	0.27%	600	91%
		128,400	0.72%	2,030	423,400	0.39%	3,630	551,800	0.47%	5,660	99,100	0.27%	600	91%
South America
Conga, Peru	51.35%	—	—%	—	356,300	0.26%	2,040	356,300	0.26%	2,040	118,400	0.19%	490	84%
Yanacocha Open Pits	51.35%	—	—%	—	48,600	0.39%	420	48,600	0.39%	420	18,700	0.39%	160	80%
Yanacocha Underground	51.35%	—	—%	—	1,800	0.09%	—	1,800	0.09%	—	1,900	0.13%	10	96%
Total Yanacocha, Peru		—	—%	—	50,400	0.38%	420	50,400	0.38%	420	20,600	0.37%	170	81%
NuevaUnión, Chile (5)	50%	164,300	0.19%	700	349,900	0.34%	2,650	514,200	0.30%	3,350	602,100	0.39%	5,150	89%
Norte Abierto, Chile (6)	50%	57,600	0.24%	310	551,200	0.19%	2,340	608,800	0.20%	2,650	361,700	0.18%	1,450	90%
Agua Rica, Argentina (7)	18.75%	141,900	0.51%	1,580	137,400	0.36%	1,100	279,300	0.43%	2,680	139,900	0.23%	710	86%
		363,800	0.32%	2,590	1,445,200	0.27%	8,550	1,809,000	0.28%	11,140	1,242,700	0.29%	7,970	87%
Australia
Boddington, Western Australia (10)	100%	96,200	0.11%	220	180,500	0.11%	450	276,700	0.11%	670	3,300	0.09%	10	82%
		96,200	0.11%	220	180,500	0.11%	450	276,700	0.11%	670	3,300	0.09%	10	82%
Nevada
NGM, Nevada (8)(10)	38.5%	3,100	0.14%	10	111,500	0.14%	340	114,600	0.14%	350	19,900	0.13%	60	66%
		3,100	0.14%	10	111,500	0.14%	340	114,600	0.14%	350	19,900	0.13%	60	66%
Total Copper		591,500	0.37%	4,850	2,160,600	0.27%	12,970	2,752,100	0.29%	17,820	1,365,000	0.29%	8,640	88%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)Resources, at sites in which Newmont is the operator, are estimated at a copper price of $4.00 and $3.25 per pound for 2022 and 2021, respectively. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
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
(7)Project is currently undeveloped. Resource estimates provided by Yamana, the operator of the Agua Rica joint venture. In November 2022, the Company sold its 18.75% ownership in Agua Rica. Refer to Note 8 of the Consolidated Financial Statements for further information.
(8)Resource estimates provided by Barrick, the operator of the NGM joint venture
(9)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(10)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

Silver Resources at December 31, 2022 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico	100%	47,400	23.94	36,510	263,500	23.99	203,240	311,000	23.98	239,740	84,700	27.24	74,220	86%
Noche Buena, Mexico	50%	—	—	—	19,900	13.99	8,970	19,900	13.99	8,970	1,600	10.98	550	25%
Galore Creek, Canada (4)	50%	212,800	4.08	27,950	385,600	4.77	59,100	598,400	4.52	87,040	118,900	2.60	9,940	73%
		260,300	7.70	64,460	669,100	12.61	271,300	929,300	11.24	335,750	205,200	12.84	84,700	82%
South America
Conga, Peru (10)	100%	—	—	—	693,800	2.06	45,910	693,800	2.06	45,910	175,000	1.13	6,330	70%
Yanacocha Open Pits	100%	12,500	3.30	1,330	108,100	11.11	38,610	120,600	10.30	39,930	29,600	12.52	11,920	41%
Yanacocha Underground	100%	500	0.37	10	6,200	37.02	7,350	6,700	34.23	7,350	3,400	40.45	4,390	83%
Total Yanacocha, Peru (10)		13,000	3.19	1,330	114,200	12.51	45,950	127,200	11.56	47,290	33,000	15.38	16,310	49%
Cerro Negro Underground	100%	200	42.43	210	1,500	51.31	2,490	1,700	50.51	2,690	5,700	35.10	6,450	76%
Cerro Negro Open Pit	100%	1,200	6.77	260	1,200	6.63	250	2,400	6.70	520	300	6.68	70	60%
Total Cerro Negro, Argentina		1,400	10.72	470	2,700	31.64	2,740	4,100	24.64	3,210	6,000	33.66	6,520	75%
Pueblo Viejo, Dominican Republic (5)(11)	40%	7,300	7.68	1,810	33,200	8.28	8,840	40,600	8.17	10,650	3,000	10.49	1,030	74%
NuevaUnión, Chile (6)	50%	164,300	0.96	5,080	349,900	1.19	13,370	514,100	1.12	18,440	602,200	1.16	22,530	66%
Norte Abierto, Chile (7)	50%	77,200	1.20	2,990	596,900	1.07	20,550	674,200	1.09	23,540	369,600	0.95	11,340	78%
		263,200	1.38	11,680	1,790,700	2.39	137,370	2,053,900	2.26	149,050	1,188,900	1.68	64,060	64%
Nevada
NGM, Nevada (9)	38.5%	2,400	5.33	410	81,700	5.46	14,340	84,100	5.46	14,760	18,700	5.57	3,350	38%
		2,400	5.33	410	81,700	5.46	14,340	84,100	5.46	14,760	18,700	5.57	3,350	38%
Total Silver		525,900	4.53	76,550	2,541,500	5.18	423,010	3,067,400	5.07	499,560	1,412,800	3.35	152,120	75%

Silver Resources at December 31, 2021 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (000)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico (11)	100%	31,400	25.71	25,990	176,600	26.36	149,620	208,000	26.26	175,610	89,800	28.00	80,840	87%
Noche Buena, Mexico	50%	—	—	—	21,000	13.94	9,400	21,000	13.94	9,400	1,600	11.08	570	25%
Galore Creek, Canada (4)	50%	128,400	5.79	23,900	423,400	3.75	51,030	551,800	4.22	74,930	99,100	2.65	8,440	64%
		159,800	9.71	49,890	621,000	10.52	210,050	780,800	10.35	259,940	190,500	14.67	89,850	75%
South America
Conga, Peru	51.35%	—	—	—	356,300	2.06	23,580	356,300	2.06	23,580	89,900	1.13	3,250	70%
Yanacocha Open Pits	51.35%	4,600	3.31	490	44,600	13.09	18,750	49,200	12.17	19,240	14,400	13.09	6,070	43%
Yanacocha Underground	51.35%	—	1.13	—	1,800	64.29	3,760	1,800	62.68	3,760	1,900	37.56	2,260	87%
Total Yanacocha, Peru		4,600	3.31	490	46,400	15.09	22,510	51,000	14.03	23,000	16,300	15.90	8,330	55%
Cerro Negro Underground	100%	100	46.22	140	1,300	57.30	2,360	1,400	56.55	2,500	7,500	39.04	9,400	75%
Cerro Negro Open Pit	100%	900	8.53	240	1,000	7.87	250	1,900	8.18	490	100	11.07	20	60%
Total Cerro Negro, Argentina		1,000	12.15	380	2,300	35.92	2,610	3,300	28.76	2,990	7,600	38.80	9,420	74%
Pueblo Viejo, Dominican Republic (5)	40%	37,300	11.51	13,800	57,100	10.85	19,940	94,400	11.11	33,740	25,400	9.00	7,360	74%
NuevaUnión, Chile (6)	50%	164,300	0.96	5,080	349,800	1.19	13,360	514,100	1.12	18,440	602,100	1.16	22,520	66%
Norte Abierto, Chile (7)	50%	77,200	1.20	2,990	596,900	1.07	20,550	674,100	1.09	23,540	369,600	0.95	11,340	78%
Agua Rica, Argentina (8)	18.75%	120,200	2.90	11,190	135,700	2.41	10,520	255,900	2.64	21,710	139,300	1.62	7,260	43%
		404,600	2.61	33,930	1,544,500	2.28	113,070	1,949,100	2.35	147,000	1,250,200	1.73	69,480	61%
Nevada
NGM, Nevada (9)(11)	38.5%	2,900	5.57	520	84,000	5.54	14,960	86,900	5.54	15,480	18,900	5.60	3,410	38%
		2,900	5.57	520	84,000	5.54	14,960	86,900	5.54	15,480	18,900	5.60	3,410	38%
Total Silver		567,300	4.62	84,340	2,249,500	4.68	338,080	2,816,800	4.66	422,420	1,459,600	3.47	162,740	66%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)Resources, at sites in which Newmont is the operator, are estimated at a silver price of $23 per ounce for 2022 and 2021. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
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
(8)Project is currently undeveloped. Resource estimates provided by Yamana, the operator of the Agua Rica joint venture. In November 2022, the Company sold its 18.75% ownership in Agua Rica. Refer to Note 8 of the Consolidated Financial Statements for further information.
(9)Resource estimates provided by Barrick, the operator of the NGM joint venture.
(10)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.

(11)Amounts presented herein have been rounded to the nearest 10,000 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

Lead Resources at December 31, 2022 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico	100%	47,400	0.26%	270	263,500	0.23%	1,360	311,000	0.24%	1,630	84,700	0.23%	440	72%
Total Lead		47,400	0.26%	270	263,500	0.23%	1,360	311,000	0.24%	1,630	84,700	0.23%	440	72%

Lead Resources at December 31, 2021 (1)(2)(4)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico	100%	31,400	0.29%	200	176,600	0.26%	1,020	208,000	0.27%	1,230	89,800	0.24%	480	73%
Total Lead		31,400	0.29%	200	176,600	0.26%	1,020	208,000	0.27%	1,230	89,800	0.24%	480	73%
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources are estimated at a lead price of $1.20 and $1.10 per pound for 2022 and 2021, respectively. Tonnage amounts have been rounded to the nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the Technical Report Summary provided under exhibit 96.

Zinc Resources at December 31, 2022 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico	100%	47,400	0.62%	650	263,500	0.53%	3,080	311,000	0.54%	3,740	84,700	0.53%	1,000	81%
Total Zinc		47,400	0.62%	650	263,500	0.53%	3,080	311,000	0.54%	3,740	84,700	0.53%	1,000	81%

Zinc Resources at December 31, 2021 (1)(2)(4)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (millions)	Metallurgical Recovery (3)
North America
Peñasquito, Mexico	100%	31,400	0.66%	460	176,600	0.57%	2,230	208,000	0.59%	2,690	89,800	0.54%	1,070	81%
Total Zinc		31,400	0.66%	460	176,600	0.57%	2,230	208,000	0.59%	2,690	89,800	0.54%	1,070	81%
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources are estimated at a zinc price of $1.45 and $1.40 per pound for 2022 and 2021, respectively. Tonnage amounts have been rounded to the nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 10 million.
(4)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the Technical Report Summary provided under exhibit 96.

Molybdenum Resources at December 31, 2022 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	159,500	0.01%	20	231,500	0.01%	40	391,000	0.01%	70	362,300	0.01%	100	52%
Total Molybdenum		159,500	0.01%	20	231,500	0.01%	40	391,000	0.01%	70	362,300	0.01%	100	52%

Molybdenum Resources at December 31, 2021 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (millions)	Metallurgical Recovery (3)
South America
NuevaUnión, Chile (4)	50%	159,500	0.01%	20	231,500	0.01%	40	391,000	0.01%	60	362,300	0.01%	100	52%
Agua Rica, Argentina (5)	18.75%	141,900	0.03%	80	137,400	0.03%	90	279,300	0.03%	170	139,900	0.03%	90	44%
Total Molybdenum		301,400	0.02%	100	368,900	0.02%	130	670,300	0.02%	230	502,200	0.02%	190	46%
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources for NuevaUnión are estimated based on a molybdenum price set by NuevaUnión joint venture. In 2021, resources for Agua Rica were estimated based on a molybdenum price set by Yamana. Tonnage amounts have been rounded to the nearest 100,000.
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
(5)Project is currently undeveloped. Resource estimates provided by Yamana, the operator of the Agua Rica joint venture. In November 2022, the Company sold its 18.75% ownership in Agua Rica. Refer to Note 8 of the Consolidated Financial Statements for further information.

ITEM 3.       LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 25 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference. The Company has elected to apply a threshold of $1 million pursuant to Item 103(c)(3)(iii) of Regulation S-K in connection with environmental proceedings to which a governmental authority is a party.
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
The health and safety of our people and our host communities is paramount. This is why Newmont engaged its Rapid Response process early in connection with the on-going COVID-19 pandemic and continues to sustain robust controls at our operations and offices globally. For steps taken by the Company, refer to "COVID-19 Pandemic" in Item 1, Business.
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

PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.” On February 16, 2023, there were 793,794,062 shares of Newmont’s common stock outstanding, which were held by approximately 7,100 stockholders of record.
During the period from October 1, 2022 to December 31, 2022, 20,607 shares of Newmont's equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
October 1, 2022 through October 31, 2022	10,269	$68.76	—	$475,022,834
November 1, 2022 through November 30, 2022	8,457	$41.82	—	$475,022,834
December 1, 2022 through December 31, 2022	1,881	$49.24	—	$—
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations.
(2)In January 2021, the Company announced that the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion. The program expired on December 31, 2022.
ITEM 6.       RESERVED
None.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)
The following Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Corporation, a Delaware corporation, and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). We use certain non-GAAP financial measures in our MD&A. For a detailed description of each of the non-GAAP measures used in this MD&A, please refer to the discussion under Non-GAAP Financial Measures. This item should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in this annual report.
The following MD&A generally discusses our consolidated financial condition and results of operations for 2022 and 2021 and year-to-year comparisons between 2022 and 2021. Discussions of our consolidated financial condition and results of operations for 2020 and year-to-year comparisons between 2021 and 2020 are included in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been ranked as the mining and metal sector’s top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont has been ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
Refer to the Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and Non-GAAP Financial Measures for information about the continued impacts from the COVID-19 pandemic, the Russian invasion of Ukraine, and the resulting significant inflation experienced globally, as well as the effects of certain counter measures taken by central banks, on the Company. Also refer to discussion of Risk and Uncertainties within Note 2 of the Consolidated Financial Statements, relating to inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations, as well as impacts on the timing and cost of capital expenditures and the risk of potential impairment to certain assets.
In the third quarter of 2022, as a result of these challenging market conditions, record inflation rates, the rising prices for commodities and raw materials, prolonged supply chain disruptions, competitive labor markets and consideration of capital allocation, the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. With the delay of the Yanacocha Sulfides project, management will focus its efforts on optimizing its allocation of funds to current operations and other capital commitments, while also assessing execution options and project plans options, up to and including transitioning Yanacocha operations into full closure. Refer to Note 2 of the Consolidated Financial Statements for further discussion
In the first quarter of 2022, the Company completed the acquisition of Buenaventura's 43.65% noncontrolling interest in Minera Yanacocha S.R.L. ("Yanacocha") (the "Yanacocha Transaction") and sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"). The Company acquired the remaining 5% interest previously held by Sumitomo in the second quarter of 2022. At December 31, 2022, the Company holds 100% ownership interest in Yanacocha. Refer to Note 1 of the Consolidated Financial Statements for further details regarding these transactions.
For information on asset sales impacting comparability of below results, refer to Note 8 to the Consolidated Financial Statements.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Year Ended December 31,		Increase (decrease)
	2022	2021
Net income (loss) from continuing operations attributable to Newmont stockholders	$(459)	$1,109	$(1,568)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(0.58)	$1.39	$(1.97)

	Year Ended December 31,		Increase (decrease)
	2021	2020
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,109	$2,666	$(1,557)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.39	$3.31	$(1.92)
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders during the year ended December 31, 2022, compared to the same period in 2021, is primarily due to higher Impairment charges resulting from impairment of goodwill at Cerro Negro and Porcupine and impairment of long-lived assets at CC&V, higher Costs applicable to sales predominately resulting from cost inflation impacts and $70 related to the profit-sharing agreement entered into by the Company in 2022 at Peñasquito (the "Peñasquito Profit-Sharing Agreement") related to 2021 site performance, and lower sales volumes for all metals except copper, partially offset by lower Reclamation and remediation, lower income tax expense, and the Loss on assets held for sale in 2021 related to the Conga mill assets. For additional information, refer to the Notes of the Consolidated Financial Statements.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 4 of the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$10,416	$10,543	$(127)	(1)%
Copper	316	295	21	7
Silver	549	651	(102)	(16)
Lead	133	172	(39)	(23)
Zinc	501	561	(60)	(11)
	$11,915	$12,222	$(307)	(3)%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$10,543	$10,350	$193	2%
Copper	295	155	140	90
Silver	651	510	141	28
Lead	172	134	38	28
Zinc	561	348	213	61
	$12,222	$11,497	$725	6%

	Year Ended December 31, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,461	$337	$533	$145	$583
Provisional pricing mark-to-market	(2)	(11)	(11)	(1)	(9)
Silver streaming amortization	—	—	73	—	—
Gross after provisional pricing and streaming impact	10,459	326	595	144	574
Treatment and refining charges	(43)	(10)	(46)	(11)	(73)
Net	$10,416	$316	$549	$133	$501
Consolidated ounces (thousands)/pounds (millions) sold	5,812	85	29,743	147	373
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,800	$3.94	$17.90	$0.98	$1.56
Provisional pricing mark-to-market	—	(0.13)	(0.35)	—	(0.02)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,800	3.81	20.00	0.98	1.54
Treatment and refining charges	(8)	(0.12)	(1.55)	(0.07)	(0.20)
Net	$1,792	$3.69	$18.45	$0.91	$1.34
___________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Year Ended December 31, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,581	$292	$641	$173	$593
Provisional pricing mark-to-market	9	10	(12)	4	21
Silver streaming amortization	—	—	79	—	—
Gross after provisional pricing and streaming impact	10,590	302	708	177	614
Treatment and refining charges	(47)	(7)	(57)	(5)	(53)
Net	$10,543	$295	$651	$172	$561
Consolidated ounces (thousands)/pounds (millions) sold	5,897	69	32,237	173	433
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,794	$4.24	$19.92	$1.00	$1.37
Provisional pricing mark-to-market	2	0.15	(0.40)	0.02	0.05
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,796	4.39	21.96	1.02	1.42
Treatment and refining charges	(8)	(0.10)	(1.77)	(0.02)	(0.12)
Net	$1,788	$4.29	$20.19	$1.00	$1.30
____________________________
(1)Per ounce/pounds measures may not recalculate due to rounding.

	Year Ended December 31, 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,365	$160	$468	$155	$419
Provisional pricing mark-to-market	54	1	21	(2)	6
Silver streaming amortization	—	—	67	—	—
Gross after provisional pricing and streaming impact	10,419	161	556	153	425
Treatment and refining charges	(69)	(6)	(46)	(19)	(77)
Net	$10,350	$155	$510	$134	$348
Consolidated ounces (thousands)/pounds (millions) sold	5,831	56	28,596	185	407
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,778	$2.88	$16.37	$0.84	$1.03
Provisional pricing mark-to-market	9	0.01	0.74	(0.01)	0.01
Silver streaming amortization	—	—	2.34	—	—
Gross after provisional pricing and streaming impact	1,787	2.89	19.45	0.83	1.04
Treatment and refining charges	(12)	(0.11)	(1.59)	(0.11)	(0.18)
Net	$1,775	$2.78	$17.86	$0.72	$0.86
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Year Ended December 31,
	2022 vs. 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(153)	$59	$(55)	$(28)	$(85)
Increase (decrease) in average realized price	22	(35)	(58)	(5)	45
Decrease (increase) in treatment and refining charges	4	(3)	11	(6)	(20)
	$(127)	$21	$(102)	$(39)	$(60)

	Year Ended December 31,
	2021 vs. 2020
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$117	$32	$71	$(9)	$27
Increase (decrease) in average realized price	54	109	81	33	162
Decrease (increase) in treatment and refining charges	22	(1)	(11)	14	24
	$193	$140	$141	$38	$213
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 3 of the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$5,423	$4,628	$795	17%
Copper	181	143	38	27
Silver	454	332	122	37
Lead	94	76	18	24
Zinc	316	256	60	23
	$6,468	$5,435	$1,033	19%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$4,628	$4,408	$220	5%
Copper	143	107	36	34
Silver	332	201	131	65
Lead	76	77	(1)	(1)
Zinc	256	221	35	16
	$5,435	$5,014	$421	8%
The increase in Costs applicable to sales during the year ended December 31, 2022, compared to the same period in 2021, is primarily due to (i) impacts from cost inflation due to higher input commodity prices, notably fuel and energy costs, and increased labor costs (ii) higher inventory adjustments primarily at NGM, Yanacocha, CC&V, and Akyem (iii) the Peñasquito Profit-Sharing Agreement and (iv) lower by-product credits, partially offset by lower sales volumes.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, refer to Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 3 of the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$1,838	$1,935	$(97)	(5)%
Copper	34	23	11	48
Silver	151	169	(18)	(11)
Lead	32	39	(7)	(18)
Zinc	96	112	(16)	(14)
Other	34	45	(11)	(24)
	$2,185	$2,323	$(138)	(6)%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2021	2020
Gold	$1,935	$1,942	$(7)	—%
Copper	23	19	4	21
Silver	169	117	52	44
Lead	39	45	(6)	(13)
Zinc	112	121	(9)	(7)
Other	45	56	(11)	(20)
	$2,323	$2,300	$23	1%
The decrease in Depreciation and amortization during the year ended December 31, 2022, compared to the same period in 2021, is primarily due to the ramp down of mining at NGM for Long Canyon and lower production volumes at Peñasquito and Éléonore as a result of lower ore grade mined and at NGM as a result of lower leach pad production and ore grade mined, partially offset by higher production at Ahafo, Akyem, and Boddington as a result of higher ore grade milled.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.
Exploration expense was $231, $209 and $187 in 2022, 2021 and 2020, respectively. Exploration expense increased in 2022, compared to 2021, primarily due to an increase in drilling projects in the current year, particularly at South America, NGM and Africa, as a result of projects being delayed from prior years due to COVID-19 and higher drilling costs due to cost inflation.
Advanced projects, research and development expense was $229, $154 and $122 in 2022, 2021 and 2020, respectively. Advanced projects, research and development expense increased in 2022 compared to 2021, primarily due to payments made as part of the strategic alliance with Caterpillar Inc. ("CAT") relating to the Company's climate change initiatives and project spend relating to certain development projects at Cerro Negro in South America and Galore Creek in Corporate and Other. Advanced projects, research and development expense includes development project management costs, feasibility studies and other project expenses that do not qualify for capitalization.

General and administrative expense was $276, $259 and $269 in 2022, 2021 and 2020, respectively. General and administrative expense increased in 2022, compared to 2021, primarily due to increased labor costs. General and administrative expense as a percentage of Sales was 2.3%, 2.1% and 2.3% for 2022, 2021 and 2020 respectively.
Interest expense, net was $227, $274 and $308 in 2022, 2021 and 2020, respectively. Capitalized interest totaled $69, $38, and $24 in each year, respectively. Interest expense, net decreased in 2022, compared to 2021, as a result of the repayment of debt in 2021 and 2022 and higher capitalization of interest.
Income and mining tax expense (benefit) was $455, $1,098, and $704 in 2022, 2021 and 2020, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments including a significant impairment of goodwill during 2022. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 10 to the Consolidated Financial Statements for further discussion of income taxes.

	Year Ended
	December 31, 2022								December 31, 2021
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Federal and State Cash Tax (Refund)		Mining Cash Tax/(Refund)	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Federal and State Cash Tax (Refund)		Mining Cash Tax/(Refund)
Nevada	$430	15%		$66		$—		$47	$811	18%		$150		$—		$85
CC&V	(541)	21		(114)		—		—	61	5		3		—		—
Corporate & Other	(455)	31		(141)		17	(5)	—	(625)	14		(87)		8		—
Total US	(566)	33		(189)		17		47	247	27		66		8		85
Australia	1,109	36		400		269		94	1,093	34		371		268		102
Ghana	483	36		172		194		—	513	37		191		183		—
Suriname	191	26		49		105		—	301	28		84		79		—
Peru	(644)	(1)		4	(2)	33		4	(2,121)	(5)		106	(2)	148	(2)	10
Canada	(503)	3		(15)		(6)		16	101	(22)		(22)		8		42
Mexico	386	17		65	(3)	233		111	951	30		284	(3)	518		83
Argentina	(520)	7		(38)		7		—	(14)	(71)		10		—		—
Other Foreign	13	54		7		—		—	37	22		8		—		—
Consolidated	$(51)	(892)%	(4)	$455		$852		$272	$1,108	99%	(4)	$1,098		$1,212		$322
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3 of the Consolidated Financial Statements.
(2)Includes tax expense of $— and $55 for the Yanacocha Tax Dispute. The federal and state cash tax payment includes $80 paid for the Yanacocha Tax Dispute.
(3)Includes tax benefit of $(125) and $—, respectively related to a tax settlement.
(4)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.
(5)Includes $16 of withholding tax.
Recently Enacted Legislation.
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA introduced an excise tax on stock repurchases of 1% and a corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a three-year period. The IRA is effective for fiscal periods beginning 2023. While waiting on pending Department of Treasury regulatory guidance, we are continuing to monitor developments. Based upon information known to date, no material impacts are expected to the Consolidated Financial Statements, disclosures, or cash flows. Refer to Note 2 of the Consolidated Financial Statements for further information.
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
Our mines continued to incur costs related to health and safety measures taken to combat the on-going COVID-19 pandemic. For the years ended December 31, 2022, 2021 and 2020, we incurred $38, $87 and $92, respectively, of incremental direct costs related to our response to the COVID-19 pandemic, included in Other expense, net.

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America	1,416	1,598	1,457	$999	$796	$773	$368	$363	$385	$1,287	$1,016	$1,049
South America	925	971	1,017	1,034	832	811	351	363	358	1,262	1,130	1,100
Australia	1,282	1,181	1,165	755	755	715	172	175	182	950	1,002	964
Africa	994	862	851	911	799	713	312	307	311	1,108	1,022	890
Nevada	1,169	1,272	1,334	989	755	757	404	432	434	1,220	918	920
Total/Weighted-Average (4)	5,786	5,884	5,824	$933	$785	$756	$322	$336	$343	$1,211	$1,062	$1,045
Attributable to Newmont	5,671	5,646	5,543

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
North America (5)	1,048	1,089	893	$828	$603	$535	$267	$291	$302	$1,115	$826	$828
Australia (6)	227	163	128	782	902	837	145	147	152	909	1,112	1,080
Total/Weighted-Average (4)	1,275	1,252	1,021	$819	$640	$571	$245	$273	$284	$1,114	$900	$858

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	285	325	362
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2021, Depreciation and amortization includes $3 at Australia relating to care and maintenance costs. For the year ended December 31, 2020, Depreciation and amortization includes $51 and $37 at North America and South America, respectively, relating to care and maintenance costs. There were no care and maintenance costs for the year ended December 31, 2022.
(3)All-In Sustaining Costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below. For the year ended December 31, 2021, All-In Sustaining Costs includes $8 of care and maintenance costs included in Other expense, net at Australia. For the year ended December 31, 2020, All-In Sustaining Costs includes $92 and $86 of care and maintenance costs at North America and South America, respectively, included in Other expense, net.
(4)All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
(5)For the year ended December 31, 2022, the Peñasquito mine in North America produced 29,667 thousand ounces of silver, 149 million pounds of lead and 377 million pounds of zinc. For the year ended December 31, 2021, the Peñasquito mine in North America produced 31,375 thousand ounces of silver, 177 million pounds of lead and 435 million pounds of zinc. For the year ended December 31, 2020, Peñasquito produced 27,801 thousand ounces of silver, 179 million pounds of lead and 381 million pounds of zinc.
(6)For the year ended December 31, 2022, 2021 and 2020, the Boddington mine in Australia produced 84 million, 71 million and 56 million pounds of copper, respectively.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 15 to the Consolidated Financial Statements for further discussion of our equity method investments.
2022 compared to 2021
Consolidated gold production and consolidated gold equivalent ounces - other metals production were generally in line with the prior year.

Costs applicable to sales per consolidated gold ounce increased 19% primarily due to impacts from cost inflation due to higher input commodity prices, notably fuel and energy costs, and increased labor costs, inventory write-downs, lower by-product credits, the Peñasquito Profit-Sharing Agreement and lower gold ounces sold. Costs applicable to sales per consolidated gold equivalent ounce – other metals increased 28% primarily due to impacts from cost inflation due to higher input commodity prices, notably fuel and energy costs, and increased labor cost and the Peñasquito Profit-Sharing Agreement in North America.
Depreciation and amortization per consolidated gold ounce was generally in line with the prior year. Depreciation and amortization per consolidated gold equivalent ounce – other metals decreased 10% primarily due to lower depreciation rates due to a longer mill life at Peñasquito in North America and higher gold equivalent ounces - other metals sold at Boddington in Australia.
All-In Sustaining Costs per consolidated gold ounce increased 14% primarily due to higher costs applicable to sales per gold ounce. All-In Sustaining Costs per consolidated gold equivalent ounce – other metals increased 24% primarily due to higher costs applicable to sales per gold equivalent ounce – other metals.
North America Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
CC&V	182	220	272	$1,302	$1,080	$911	$386	$298	$295	$1,697	$1,338	$1,125
Red Lake (4)	—	—	38	—	—	1,066	—	—	44	—	—	1,182
Musselwhite	173	152	100	1,135	1,018	1,206	464	520	644	1,531	1,335	1,838
Porcupine	280	287	319	1,004	940	765	369	319	341	1,248	1,152	935
Éléonore	215	253	202	1,228	960	868	531	562	529	1,599	1,256	1,248
Peñasquito	566	686	526	771	549	560	258	279	330	968	702	806
Total/Weighted-Average (5)	1,416	1,598	1,457	$999	$796	$773	$368	$363	$385	$1,287	$1,016	$1,049

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Peñasquito (6)	1,048	1,089	893	$828	$603	$535	$267	$291	$302	$1,112	$824	$828
Total/Weighted-Average (5)	1,048	1,089	893	$828	$603	$535	$267	$291	$302	$1,115	$826	$828
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2020, Depreciation and amortization includes $7, $16 and $28 of care and maintenance costs at Musselwhite, Éléonore and Peñasquito, respectively.
(3)All-In Sustaining Costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below. For the year ended December 31, 2020, All-In Sustaining Costs includes $28, $26 and $38 of care and maintenance costs at Musselwhite, Éléonore and Peñasquito, respectively, included in Other expense, net.
(4)The sale of the Red Lake complex to Evolution closed on March 31, 2020. Refer to Note 8 to the Consolidated Financial Statements for more information on asset sales.
(5)All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
(6)For the year ended December 31, 2022, Peñasquito produced 29,667 thousand ounces of silver, 149 million pounds of lead and 377 million pounds of zinc. For the year ended December 31, 2021, Peñasquito produced 31,375 thousand ounces of silver, 177 million pounds of lead and 435 million pounds of zinc. For the year ended December 31, 2020, Peñasquito produced 27,801 thousand ounces of silver, 179 million pounds of lead and 381 million pounds of zinc.
2022 compared to 2021
CC&V, U.S. Gold production decreased 17% primarily due to lower ore milled from placing the mill in long-term care and maintenance in the current year and lower leach pad recoveries. Costs applicable to sales per gold ounce increased 21% primarily due to inventory write-downs and lower gold ounces sold. Depreciation and amortization per gold ounce increased 30% primarily due to lower gold ounces sold and inventory write-downs. All-In Sustaining Costs per gold ounce increased 27% primarily due to higher costs applicable to sales per gold ounce.
Musselwhite, Canada. Gold production increased 14% primarily due to higher mill throughput. Costs applicable to sales per gold ounce increased 11% primarily due to higher contract labor costs and higher fuel and energy costs resulting from cost inflation, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 11% primarily due to lower depreciation rates due to a longer mine life and higher gold ounces sold. All-In Sustaining Costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Porcupine, Canada. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 7% primarily due to higher fuel and energy costs resulting from cost inflation. Depreciation and amortization per gold ounce increased 16% primarily due to higher depreciation rates from asset additions. All-In Sustaining Costs per gold ounce increased 8% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Éléonore, Canada. Gold production decreased 15% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 28% primarily due to lower gold ounces sold, higher fuel, energy and contract labor costs resulting from cost inflation and higher maintenance costs for underground equipment. Depreciation and amortization per gold ounce decreased 6% primarily due to lower depreciation rates due to a longer mill life, partially offset by lower gold ounces sold. All-In Sustaining Costs per gold ounce increased 27% primarily driven by higher costs applicable to sales per gold ounce.
Peñasquito, Mexico. Gold production decreased 17% primarily due to lower ore grade milled and lower mill recovery. Gold equivalent ounces – other metals production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 40% primarily due to the Peñasquito Profit-Sharing Agreement, higher fuel and energy costs resulting from cost inflation, and lower gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 37% primarily due to higher fuel and energy costs resulting from cost inflation and the Peñasquito Profit-Sharing Agreement. Depreciation and amortization per gold ounce decreased 8% primarily due to lower depreciation rates due to a longer mill life, partially offset by lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 8% primarily due to a lower co-product allocation of depreciation and amortization to other metals, partially offset by lower gold equivalent ounces - other metals sold. All-In Sustaining Costs per gold ounce increased 38% primarily due to higher costs applicable to sales per gold ounce. All-In Sustaining Costs per gold equivalent ounce – other metals increased 35% primarily due to higher costs applicable to sales per gold equivalent ounce.
South America Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Year Ended December 31,	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Yanacocha	244	264	340	$1,254	$885	$1,019	$380	$421	$362	$1,477	$1,355	$1,414
Merian	403	437	461	915	751	705	199	225	219	1,105	895	813
Cerro Negro	278	270	216	1,007	912	718	525	513	606	1,262	1,247	1,147
Total/Weighted Average (4)	925	971	1,017	$1,034	$832	$811	$351	$363	$358	$1,262	$1,130	$1,100
Yanacocha (—%, 48.65%, and 48.65%, respectively) (5)	(14)	(129)	(166)
Merian (25%)	(101)	(109)	(115)
Attributable to Newmont	810	733	736

Attributable gold from equity method investments (6)	(ounces in thousands)
Pueblo Viejo (40%)	285	325	362
___________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2020, Depreciation and amortization includes $7 and $30 of care and maintenance costs at Yanacocha and Cerro Negro, respectively.
(3)All-In Sustaining Costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below. For the year ended December 31, 2020, All-In Sustaining Costs includes $27, $56 and $3 of care and maintenance costs at Yanacocha, Cerro Negro and Other South America, respectively, included in Other expense, net.
(4)All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
(5)The Company acquired the remaining interest in Yanacocha in 2022, resulting in 100% ownership interest at December 31, 2022. The Company recognized amounts attributable to non-controlling interests for Yanacocha for the periods prior to acquiring 100% ownership. Refer to Note 1 of the Consolidated Financial Statement for further information.
(6)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 15 to the Consolidated Financial Statements for further discussion of our equity method investments.
2022 compared to 2021
Yanacocha, Peru. Gold production decreased 8% primarily due to lower leach pad recoveries in the current year. Costs applicable to sales per gold ounce increased 42% primarily due to lower by-product credits resulting from silver sale shipments in the prior year, higher energy and materials costs resulting from cost inflation and inventory write-downs, partially offset by lower worker participation costs. Depreciation and amortization per gold ounce decreased 10% primarily due to the amortization of the remaining asset retirement costs at La Quinua in the prior year, as production from this leach pad was completed during 2021. All-In Sustaining Costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower reclamation costs and lower COVID-19 costs.

Merian, Suriname. Gold production decreased 8% primarily due to lower mill throughput as a result of mine sequencing and higher mill maintenance downtime. Costs applicable to sales per gold ounce increased 22% primarily due to higher fuel and energy costs resulting from cost inflation. Depreciation and amortization per gold ounce decreased 12% primarily due to lower depreciation rates due to a longer mine life. All-in sustaining costs per gold ounce increased 23% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 10% primarily due to higher equipment maintenance costs and higher fuel, contracted service and materials costs resulting from cost inflation, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-In Sustaining Costs per gold ounce was generally in line with the prior year.
Pueblo Viejo, Dominican Republic. Gold production decreased 12% primarily due to lower ore grade milled, partially offset by higher mill throughput. Refer to Note 15 to our Consolidated Financial Statements for further discussion of our equity method investments.
Australia Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization (2)			All-In Sustaining Costs (3)
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington	798	696	670	$802	$887	$866	$145	$145	$152	$921	$1,083	$1,094
Tanami	484	485	495	675	570	511	207	205	208	960	855	745
Total/Weighted-Average (4)	1,282	1,181	1,165	$755	$755	$715	$172	$175	$182	$950	$1,002	$964

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Boddington (5)	227	163	128	$782	$902	$837	$145	$147	$152	$894	$1,098	$1,080
Total/Weighted-Average (4)	227	163	128	$782	$902	$837	$145	$147	$152	$909	$1,112	$1,080
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2021, Depreciation and amortization includes $3 of care and maintenance costs at Tanami.
(3)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below. For the year ended December 31, 2021, All-in sustaining costs includes $8 of care and maintenance costs included in Other expense, net at Tanami.
(4)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
(5)For the years ended December 31, 2022, 2021 and 2020, Boddington produced 84 million, 71 million and 56 million pounds of copper, respectively.
2022 compared to 2021
Boddington, Australia. Gold production increased 15% primarily due to higher ore grade milled, partially offset by lower mill throughput. Gold equivalent ounces – other metals production increased 39% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 10% primarily due higher gold ounces sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher fuel and maintenance costs resulting from cost inflation. Costs applicable to sales per gold equivalent ounce – other metals decreased 13% primarily due to higher gold equivalent ounces - other metals sold and a favorable Australian dollar foreign currency exchange rate, partially offset by higher fuel and maintenance costs resulting from cost inflation. Depreciation and amortization per gold ounce and per gold equivalent ounce - other metals was generally in line with the prior year. All-In Sustaining Costs per gold ounce decreased 15% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend. All-In Sustaining Costs per gold equivalent ounce – other metals decreased 19% primarily due to lower costs applicable to sales per gold-equivalent ounce – other metals and lower sustaining capital spend.
Tanami, Australia. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 18% primarily due higher fuel, energy and materials costs resulting from cost inflation and a short-term increase in the cost of natural gas in the fourth quarter, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce was generally in line with the prior year. All-In Sustaining Costs per gold ounce increased 12% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend, partially offset by lower COVID-19 and non-productive costs as a result of placing the mine under care and maintenance in the prior year.
Significant rainfall and flooding have continued to impact the Northern Territory and surrounding areas in 2023, resulting in the closure of transportation routes leading into the Tanami mine. As a result, mining operations have been impacted by the Company’s inability to transport the required materials and supplies to Tanami. Remediation plans are being investigated, including the potential of delivering supplies by cargo flights. At this time, the estimated impact on Tanami’s production is not expected to be material.

Africa Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Year Ended December 31,	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Ahafo	574	481	480	$990	$884	$787	$292	$298	$304	$1,178	$1,084	$980
Akyem	420	381	371	804	691	621	340	318	318	972	913	757
Total/Weighted Average (3)	994	862	851	$911	$799	$713	$312	$307	$311	$1,108	$1,022	$890
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-In Sustaining Costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below.
(3)All-In Sustaining Costs and Depreciation and amortization include expense for other regional projects.
2022 compared to 2021
Ahafo, Ghana. Gold production increased 19% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 12% primarily due to higher fuel, energy, and contracted service costs resulting from cost inflation, inventory write-downs and higher royalty payments, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-In Sustaining Costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Akyem, Ghana. Gold production increased 10% primarily due to higher ore grade milled, higher mill throughput and a drawdown of in-circuit inventory compared to a build up in the prior year. Costs applicable to sales per gold ounce increased 16% primarily due to higher fuel, energy, and higher contracted service costs resulting from cost inflation, inventory write-downs and higher royalty payments partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 7% primarily due to higher amortization rates as a result of higher gold ounces mined. All-In Sustaining Costs per gold ounce increased 6% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Nevada Operations

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Year Ended December 31,
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Nevada Gold Mines	1,169	1,272	1,334	$989	$755	$757	$404	$432	$434	$1,220	$918	$920
Total/Weighted-Average (3)	1,169	1,272	1,334	$989	$755	$757	$404	$432	$434	$1,220	$918	$920
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below.
(3)All-in sustaining costs and Depreciation and amortization include expense for other regional projects.
2022 compared to 2021
Nevada Gold Mines, U.S. Gold production decreased 8% primarily due to lower leach pad production at Long Canyon due to the ramp down of mining, lower ore grade milled at Carlin, and lower mill throughput at Turquoise Ridge and Cortez, partially offset by higher mill throughput at Carlin. Costs applicable to sales per gold ounce increased 31% primarily due to higher fuel, energy and contract labor costs resulting from cost inflation, inventory write-downs at Cortez and Carlin and lower by-product credits at Phoenix. Depreciation and amortization per gold ounce decreased 6% primarily due to lower depreciation rates as a result of lower gold ounces mined and a longer mine life. All-In Sustaining Costs per gold ounce increased 33% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Mexican peso, the Canadian dollar, the Argentine peso, the Peruvian sol, the Surinamese dollar and the Ghanaian cedi. In 2022, approximately 49% of Costs applicable to sales were paid in currencies other than the U.S. dollar as follows:

Year Ended December 31, 2022
Australian Dollar	16%
Mexican Peso	13%
Canadian Dollar	12%
Argentine Peso	4%
Peruvian Sol	3%
Surinamese Dollar	1%
Ghanaian Cedi	—%
Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $34 per ounce in 2022, compared to 2021, primarily in Argentina, Australia, and Canada.
Our Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina has a hyperinflationary economy with a cumulative inflation rate of over 216% for the last three years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to pay principal portions of intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our financial statements.
Our Merian mine, located in the country of Suriname, is a USD functional currency entity. Suriname has experienced significant inflation over the last three years and has a highly inflationary economy. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. The Central Bank of Suriname adopted a controlled floating rate system, which resulted in a concurrent devaluation of the Surinamese dollar. The majority of Merian’s activity has historically been denominated in USD; as a result, the devaluation of the Surinamese dollar has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
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
The continued impacts from the COVID-19 pandemic, the Russian invasion of Ukraine, and the resulting significant inflation experienced globally, as well as the effects of certain countermeasures taken by central banks, have been and are expected to continue to adversely affect the Company. Depending on the duration and extent of the impact of these events, commodity prices and the prices for gold and other metals could continue to experience volatility; transportation industry disruptions could continue, including limitations on shipping produced metals; our supply chain could continue to experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of December 31, 2022, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Consolidated Financial Statements for further discussion on risks and uncertainties.
At December 31, 2022, the Company had $2,877 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. During the third quarter of 2022, the Company began investing in time deposits with a maturity of more than three months but less than one year, and at December 31, 2022 the Company had $829 of these time deposits, which are included in Time deposits and other investments. Our Cash and cash equivalents and time deposits are highly liquid and low-risk investments that are able to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At December 31, 2022, $907 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine Peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At December 31, 2022, $658 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, time deposits, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At December 31, 2022, our borrowing capacity on our revolving credit facility was $3,000, and we had no borrowings outstanding under the revolving credit facility. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 20 of the Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At December 31, 2022	At December 31, 2021
Cash and cash equivalents	$2,877	$4,992
Time deposits (1)	829	—
Borrowing capacity on revolving credit facility	3,000	3,000
Total liquidity	$6,706	$7,992
Net debt (2)	$2,426	$1,310
____________________________
(1)Time deposits are included within Time deposits and other investments on the Consolidated Balance Sheets. Refer to Note 15 of the Consolidated Financial Statements for further information.
(2)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures below.
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $3,198 in 2022, a decrease in cash provided of $1,068 from the year ended December 31, 2021, primarily due to an increase in operating cash expenditures resulting from the impacts of cost inflation due to higher input commodity prices, notably fuel and energy costs, and increased labor costs; lower sales volumes, and payments related to: (i) increased reclamation and remediation obligations, (ii) the Peñasquito Profit-Sharing Agreement, (iii) previously accrued employee severance resulting from a recent employment model change in Ghana, and (iv) our strategic alliance with CAT.
Net cash provided by (used in) investing activities of continuing operations was $(2,983) in 2022, an increase in cash used of $1,115 from the year ended December 31, 2021, primarily due to an increase in the purchase of time deposits and higher capital expenditures in 2022, partially offset by the acquisition of GT Gold in 2021.
Net cash provided by (used in) financing activities was $(2,356) in 2022, a decrease in cash used of $602 from the year ended December 31, 2021, primarily due to higher stock repurchases in 2021 and higher net repayments of debt in 2021, partially offset by the acquisition of non-controlling interest in Yanacocha in 2022.
Capital Resources
In February 2023, the Board declared a dividend of $0.40 per share, determined under the dividend framework. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
The Company's stock repurchase program for up to $1 billion of common stock expired on December 31, 2022. We repurchased $525 under the plan, all of which was completed in 2021.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2 and Ahafo North, which are being funded from existing liquidity and will continue to be funded from future operating cash flows. Capital costs are estimated to be between $1,200 and $1,300 for Tanami Expansion 2 and between $950 and $1,050 for Ahafo North, with the first full year of commercial production expected to be 2026 for both projects.
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
The Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure we execute on our capital priorities and provide long-term value to shareholders. Included in the Company's continuous evaluation is consideration of current market opportunities or pressures. In response to the current challenging market conditions, which include inflationary pressures and supply chain disruptions, in the third quarter of 2022 the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. Refer to Note 2 of the Consolidated Financial Statements for further information.
In 2020, we announced climate targets to reduce GHG emissions and plans to invest in climate change initiatives in support of this goal, which may be capital in nature. As part of these initiatives, in November 2021, Newmont announced a strategic alliance with CAT with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. To support this alliance, Newmont pledged a preliminary investment of $100, of which $39 has been paid as of December 31, 2022 and is recognized in Advanced projects, research and development within our Consolidated Statements of Operations, to CAT in connection with automation and electrification goals for surface and underground mining infrastructures and haulage fleets. The remaining pledged amount is anticipated to be paid as certain milestones are reached through 2025.
Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets. For risks related to climate-related capital expenditures, refer to Part I, Item 1A Risk Factors.
For the years ended December 31, 2022, 2021 and 2020 we had Additions to property, plant and mine development as follows:

	2022			2021			2020
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
North America	$128	$369	$497	$30	$309	$339	$49	$269	$318
South America	497	133	630	201	127	328	93	111	204
Australia	236	189	425	257	228	485	132	248	380
Africa	185	121	306	154	125	279	44	103	147
Nevada	78	230	308	63	171	234	81	160	241
Corporate and other	7	17	24	3	25	28	7	42	49
Accrual basis	$1,131	$1,059	$2,190	$708	$985	$1,693	$406	$933	$1,339
Decrease (increase) in non-cash adjustments			(59)			(40)			(37)
Cash basis			$2,131			$1,653			$1,302
For the year ended December 31, 2022, development projects included Pamour in North America; Yanacocha Sulfides and Cerro Negro expansion projects in South America; Tanami Expansion 2 and Power Generation Civil Upgrade in Australia; Ahafo North and Subika Mining Method Change in Africa; and Goldrush Complex and the Turquoise Ridge 3rd Shaft in Nevada.
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project. The Company has designated the forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated Tanami Expansion 2 capital expenditures. Refer to Note 14 of the Consolidated Financial Statements for further information.
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

For the years ended December 31, 2022, 2021 and 2020, sustaining capital included the following:
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
For the years ended December 31, 2022, 2021 and 2020, drilling and related costs capitalized and included in mine development costs were as follows:

	Year Ended December 31,
	2022	2021	2020
North America	$17	$18	$9
South America	31	38	15
Australia	60	74	72
Africa	9	5	4
Nevada	27	21	17
	$144	$156	$117
During 2022, 2021 and 2020, $11, $—, and $—, respectively, of pre-stripping costs were capitalized and included in mine development costs.
Refer to Note 3 to our Consolidated Financial Statement and Non-GAAP Financial Measures below for further information.
Debt
Debt and Corporate Revolving Credit Facilities. The Company from time to time will redeem its outstanding senior notes ahead of their scheduled maturity dates utilizing Cash and cash equivalents. Additionally, depending upon market conditions and strategic considerations, we may choose to refinance debt in the capital markets.
At December 31, 2022, our future debt maturities include $5,624 that mature beginning in 2029. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities, Time deposits and other investments, existing cash balances and available credit facilities.
Refer to Note 20 to the Consolidated Financial Statements for more information on redemptions and future debt maturities.
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
At December 31, 2022 and 2021, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Letters of Credit and Other Guarantees
We have off-balance sheet arrangements of $1,872 of outstanding surety bonds, bank letters of credit and bank guarantees (refer to Note 25 to the Consolidated Financial Statements). At December 31, 2022, $— of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit. Refer to Note 20 to the Consolidated Financial Statements for additional information.

Supplemental Guarantor Information
The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the "Obligor Group"). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights noncontrolling interests, foreign currency or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $179 at December 31, 2022. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM. For further information regarding these and our other operations, refer to Note 3 of the Consolidated Financial Statements and Results of Consolidated Operations, above.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at December 31, 2022.

	December 31, 2022
	Obligor Group	Newmont USA
Current intercompany assets	$13,982	$5,815
Non-current intercompany assets	$520	$506
Current intercompany liabilities	$13,118	$1,907
Current external debt	$—	$—
Non-current external debt	$5,564	$—
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
At December 31, 2022, Newmont USA had approximately $5,564 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at December 31, 2022, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At December 31, 2022, (i) Newmont’s total consolidated indebtedness was approximately $6,132, none of which was secured (other than $561 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $5,211 of total liabilities (including trade payables, but excluding intercompany, external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 20 of the Consolidated Financial Statements.

Contractual Obligations
Our contractual obligations at December 31, 2022 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Current	Non-Current
Debt (1)	$8,975	$231	$8,744
Finance lease and other financing obligations (2)	749	94	655
Remediation and reclamation liabilities (3)	8,720	495	8,225
Employee-related benefits (4)	626	127	499
Uncertain income tax liabilities and interest (5)	220	—	220
Operating leases and other obligations (6)	137	29	108
Minimum royalty payments (7)	41	26	15
Purchase obligations (8)	969	276	693
Other (9)	184	63	121
	$20,621	$1,341	$19,280
____________________________
(1)Debt includes principal of $5,624 and estimated interest payments of $3,351 on Senior Notes, assuming no early extinguishment.
(2)Finance lease and other financing obligations includes finance lease payments of $744 and additional payments of $5 for finance leases that have not yet commenced.
(3)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these Reclamation and remediation liabilities are reflected here. For more information regarding reclamation and remediation liabilities, refer to Note 5 to the Consolidated Financial Statements.
(4)Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan and other benefit payments beyond 2032 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.
(5)We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments due to uncertainties in the timing of the effective settlement of tax positions.
(6)Operating lease and other obligations includes operating lease payments of $133 and additional payments of $4 for operating leases that have not yet commenced.
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
Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. Notably, Newmont is committed to the implementation of GISTM and all tailing storage facilities are expected to be in conformance with the GISTM by 2025. Compliance with GISTM remains on-going and has and may continue to result in further increases to our estimated sustaining costs and closure costs for existing operations and non-operating sites. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in connection with closure are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs.
At December 31, 2022 and 2021, $6,731 and $5,768, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $482 and $213, respectively, were classified as current liabilities.
In addition, we are involved in several matters concerning environmental obligations associated with former, primarily historic, mining activities. Based upon our best estimate of our liability for these matters, $373 and $344 were accrued for such obligations at December 31, 2022 and 2021, respectively, of which $44 and $60, respectively, were classified as current liabilities. We spent $56, $43 and $25 during 2022, 2021, and 2020, respectively, for environmental obligations related to the former mining activities.
Reclamation and remediation adjustments during 2022 primarily related to (i) increased water management costs at portions of our Yanacocha and Porcupine site operations that are no longer in production and with no expected substantive future economic value (i.e., non-operating) (ii) increased costs due to closure plan design changes at our Porcupine site operations (iii) higher waste disposal costs and project execution delays at the Midnite mine and Dawn mill sites and (iv) higher estimated closure costs due to cost inflation. Reclamation and remediation adjustments during 2021 primarily related to (i) increased water treatment costs at non-

operating portions of our Yanacocha site operation and (ii) higher estimated closure costs at various other non-operating sites arising from recent tailings management review and monitoring requirements set forth by GISTM.
During the year ended 2022, 2021, and 2020, capital expenditures were approximately $29, $13, and $23, respectively, to comply with environmental regulations.
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For more information on the Company’s reclamation and remediation liabilities, refer to Notes 5 and 25 to the Consolidated Financial Statements. For discussion of regulatory, tailings, water, climate and other environmental risks, refer to Part I, Item 1A. Risk Factors, for additional information.
Forward-Looking Statements
The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. For a more detailed discussion of risks and other factors that might impact forward-looking statements and other important information about forward-looking statements, refer to the discussion in Forward-Looking Statements in Part I, Item 1, Business and Part I, Item 1A, Risk Factors.
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, refer to Note 1 to the Consolidated Financial Statements.
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

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Newmont stockholders	$(429)	$1,166	$2,829
Net income (loss) attributable to noncontrolling interests	60	(933)	(38)
Net (income) loss from discontinued operations (1)	(30)	(57)	(163)
Equity loss (income) of affiliates	(107)	(166)	(189)
Income and mining tax expense (benefit)	455	1,098	704
Depreciation and amortization	2,185	2,323	2,300
Interest expense, net	227	274	308
EBITDA	$2,361	$3,705	$5,751
Adjustments:
Impairment charges (2)	$1,320	$25	$49
Reclamation and remediation charges (3)	713	1,696	213
Pension settlements (4)	137	4	92
Change in fair value of investments (5)	46	135	(252)
Gain on asset and investment sales (6)	(35)	(212)	(677)
Settlement costs (7)	22	11	58
Restructuring and severance (8)	4	11	18
COVID-19 specific costs (9)	3	5	92
Loss on assets held for sale (10)	—	571	—
Loss on debt extinguishment (11)	—	11	77
Impairment of investments (12)	—	1	93
Goldcorp transaction and integration costs (13)	—	—	23
Other (14)	(21)	—	—
Adjusted EBITDA (15)	$4,550	$5,963	$5,537
____________________________
(1)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(2)Impairment charges, included in Impairment charges represents non-cash write-downs of long-lived assets and goodwill. Refer to Note 6 to our Consolidated Financial Statements for further information.
(3)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For additional information, refer to Note 5 in the Consolidated Financial Statements.
(4)Pension settlements, included in Other income (loss), net, primarily represents pension settlement charges related to the annuitization of certain defined benefit plans and lump sum payments to participants in 2022 and related to lump sum payments to participants in 2021 and 2020. Refer to Note 11 to our Consolidated Financial Statements for further information.
(5)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities. For additional information regarding our investments, refer to Note 15 to our Consolidated Financial Statements.
(6)Gain on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains recognized on the sale of the investment in MARA, on disposal of trucks at Boddington, and the sale of royalty interests at NGM, partially offset by the loss recognized on the sale of the La Zanja equity method investment in 2022; the gain on the sale of the Kalgoorlie Power business, gain on the NGM Lone Tree and South Arturo exchange transaction, and gain on the sale of TMAC in 2021; and gains on the sale of Kalgoorlie and Continental and a gain on the sale of certain royalty interests to Maverix in 2020. For additional information, refer to Note 8 to our Consolidated Financial Statements.
(7)Settlement costs, included in Other expense, net, primarily represents a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022; a voluntary contribution made to the Republic of Suriname in 2021; and costs related to the ecological tax obligation at Peñasquito in Mexico, mineral interest settlements at Ahafo and Akyem in Africa, the Cedros community agreement at Peñasquito in Mexico, a water related settlement at Yanacocha in Peru and other related costs in 2020.
(8)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company for all periods presented.
(9)COVID-19 specific costs, included in Other expense, net, primarily includes amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic for all periods presented and includes incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic in 2020. Refer to Note 7 to our Consolidated Financial Statements for further information.
(10)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during 2021. The assets were remeasured to fair value less costs to sell. For additional information, refer to Note 1 to our Consolidated Financial Statements.
(11)Loss on debt extinguishment, included in Other income (loss), net, primarily represents losses on the debt tender offer and subsequent extinguishment of the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes during 2021 and the extinguishment of a portion of the 2022 Senior Notes and 2023 Senior Notes during 2020.
(12)Impairment of investments, included in Other income (loss), net, primarily represents other-than-temporary impairment of the TMAC investment in 2020.

(13)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred in 2020 related to Newmont's acquisition of Goldcorp completed in 2019 as well as subsequent integration costs.
(14)Primarily represents an $11 reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022 and $7 of penalty income from an energy vendor early terminating a contract in 2022, included Other income (loss), net.
(15)Adjusted EBITDA has not been adjusted for $—, $8, and $178 of cash care and maintenance costs, included in Other expense, net, which primarily represent costs incurred associated with certain mine sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic for the years ended December 31, 2022, 2021, and 2020, respectively.
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

	Year Ended December 31, 2022
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$(429)	$(0.54)	$(0.54)
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(30)	(0.04)	(0.04)
Net income (loss) attributable to Newmont stockholders from continuing operations (3)	(459)	(0.58)	(0.58)
Impairment charges (4)	1,320	1.66	1.66
Reclamation and remediation charges (5)	713	0.90	0.90
Pension settlements (6)	137	0.17	0.17
Change in fair value of investments (7)	46	0.06	0.06
Gain on asset and investment sales (8)	(35)	(0.04)	(0.04)
Settlement costs (9)	22	0.03	0.03
Restructuring and severance (10)	4	0.01	0.01
COVID-19 specific costs (11)	3	—	—
Other (12)	(21)	(0.03)	(0.03)
Tax effect of adjustments (13)	(344)	(0.44)	(0.44)
Valuation allowance and other tax adjustments, net (14)	82	0.11	0.11
Adjusted net income (loss)	$1,468	$1.85	$1.85

Weighted average common shares (millions): (3)		794	795
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(3)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with GAAP. For the year ended December 31, 2022, potentially dilutive shares of 1 million were excluded from the computation of diluted loss per common share attributable to Newmont stockholders in the Consolidated Statement of Operations as they were antidilutive. These shares were included in the computation of adjusted net income per diluted share for the year ended December 31, 2022.
(4)Impairment charges, included in Impairment charges represents non-cash write-downs of long-lived assets and goodwill. Refer to Note 6 to our Consolidated Financial Statements for further information.
(5)Reclamation and remediation charges, net, included in Reclamation and remediation, represent revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 to our Consolidated Financial Statements for further information.
(6)Pension settlements, included in Other income (loss), net, represents pension settlement charges related to the annuitization of certain defined benefit plans. Refer to Note 11 to our Consolidated Financial Statements for further information.
(7)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, refer to Note 15 to our Consolidated Financial Statements.
(8)Gain on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains recognized on the sale of the investment in MARA, disposal of trucks at Boddington, and the sale of royalty interests at NGM, partially offset by the loss recognized on the sale of the La Zanja equity method investment. For additional information, refer to Note 8 to our Consolidated Financial Statements.

(9)Settlement costs, included in Other expense, net, primarily represents a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine.
(10)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company.
(11)COVID-19 specific costs, included in Other expense, net, represents amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $35 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 7 to our Consolidated Financial Statements for further information.
(12)Primarily represents a $11 reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022 and $7 of penalty income from an energy vendor early terminating a contract in 2022, included Other income (loss), net.
(13)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (4) through (12), as described above, and are calculated using the applicable regional tax rate.
(14)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $246, the expiration of U.S. foreign tax credit carryovers of $31, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(86), net removal to the reserve for uncertain tax positions of $(8), a tax settlement in Mexico of $(125) and other tax adjustments of $24. Total amount is presented net of income (loss) attributable to noncontrolling interests of $82.

	Year Ended December 31, 2021
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$1,166	$1.46	$1.46
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(57)	(0.07)	(0.07)
Net income (loss) attributable to Newmont stockholders from continuing operations	1,109	1.39	1.39
Reclamation and remediation charges, net (3)	983	1.23	1.23
Loss on assets held for sale, net (4)	372	0.47	0.46
Gain on asset and investment sales (5)	(212)	(0.27)	(0.27)
Change in fair value of investments (6)	135	0.17	0.17
Impairment charges (7)	25	0.03	0.03
Loss on debt extinguishment (8)	11	0.01	0.01
Settlement costs (9)	11	0.01	0.01
Restructuring and severance, net (10)	9	0.01	0.01
COVID-19 specific costs (11)	5	—	—
Pension settlement (12)	4	—	—
Impairment of investments (13)	1	—	—
Tax effect of adjustments (14)	(413)	(0.51)	(0.51)
Valuation allowance and other tax adjustments, net (15)	331	0.43	0.43
Adjusted net income (loss) (16)	$2,371	$2.97	$2.96

Weighted average common shares (millions): (17)		799	801
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(3)Reclamation and remediation charges, net, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 to our Consolidated Financial Statements for further information. Amount is presented net of pre-tax income (loss) attributable to noncontrolling interests of $(713).
(4)Loss on assets held for sale, net, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during the third quarter of 2021. The assets were remeasured to fair value less costs to sell. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(199). For additional information, refer to Note 1 to our Consolidated Financial Statements.
(5)Gain on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents the gain on the sale of the Kalgoorlie Power business, gain on the NGM Lone Tree and South Arturo exchange, and gain on the sale of TMAC. For additional information, refer to Note 8 to our Consolidated Financial Statements.
(6)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, refer to Note 15 to our Consolidated Financial Statements.
(7)Impairment charges, included in Impairment charges represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories. Refer to Note 6 to our Consolidated Financial Statements for further information.

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
(11)COVID-19 specific costs, included in Other expense, net, primarily includes amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $82 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 7 to our Consolidated Financial Statements for further information.
(12)Pension settlements, included in Other income (loss), net, represents pension settlement charges due to lump sum payments to participants. Refer to Note 11 to our Consolidated Financial Statements for further information.
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
(16)Adjusted net income (loss) has not been adjusted for $8 of cash and $3 of non-cash care and maintenance costs, included in Other expense, net and Depreciation and amortization, respectively, which represent costs associated with our Tanami site being temporarily placed into care and maintenance in response to the COVID-19 pandemic during the year ended December 31, 2021, respectively.
(17)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with GAAP.

	Year Ended December 31, 2020
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$2,829	$3.52	$3.51
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(163)	(0.20)	(0.20)
Net income (loss) attributable to Newmont stockholders from continuing operations	2,666	3.32	3.31
Gain on asset and investment sales (3)	(677)	(0.84)	(0.84)
Change in fair value of investments (4)	(252)	(0.31)	(0.31)
Reclamation and remediation charges, net (5)	160	0.20	0.20
Impairment of investments (6)	93	0.11	0.11
Pension settlement (7)	92	0.11	0.11
COVID-19 specific costs, net (8)	84	0.10	0.10
Loss on debt extinguishment (9)	77	0.09	0.09
Settlement costs, net (10)	55	0.07	0.07
Impairment charges (11)	49	0.06	0.06
Goldcorp transaction and integration costs (12)	23	0.03	0.03
Restructuring and severance, net (13)	17	0.02	0.02
Tax effect of adjustments (14)	62	0.08	0.08
Valuation allowance and other tax adjustments, net (15)	(309)	(0.38)	(0.37)
Adjusted net income (loss) (16)	$2,140	$2.66	$2.66

Weighted average common shares (millions): (17)		804	806
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(3)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents gains on the sale of Kalgoorlie and Continental and a gain on the sale of royalty interests to Maverix. For additional information, refer to Note 8 to our Consolidated Financial Statements.
(4)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, refer to Note 15 to our Consolidated Financial Statements.
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
(7)Pension settlements, included in Other income (loss), net, represents pension settlement charges due to lump sum payments to participants. Refer to Note 11 to our Consolidated Financial Statements for further information.
(8)COVID-19 specific costs, net, included in Other expense, net, represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and includes amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Amount is presented net of income (loss) attributable to noncontrolling interests of $(8). Refer to Note 7 to our Consolidated Financial Statements for further information.
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
(11)Impairment charges, included in Impairment charges represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories. Refer to Note 6 to our Consolidated Financial Statements for further information.
(12)Goldcorp transaction and integration costs, included in Other expense, net, primarily represents costs incurred related to Newmont's acquisition of Goldcorp completed in 2019 as well as subsequent integration costs.
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
(16)Adjusted net income (loss) has not been adjusted for $165 of cash and $85 of non-cash care and maintenance costs, included in Other expense, net and Depreciation and amortization, respectively, which primarily represent costs associated with our Musselwhite, Éléonore, Peñasquito, Yanacocha and Cerro Negro sites being temporarily placed into care and maintenance in response to the COVID-19 pandemic during a portion of the year ended December 31, 2020, respectively. Amounts are presented net of income (loss) attributable to noncontrolling interests of $13 and $3, respectively.
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

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$3,220	$4,279	$4,882
Less: Net cash used in (provided by) operating activities of discontinued operations	(22)	(13)	8
Net cash provided by (used in) operating activities of continuing operations	3,198	4,266	4,890
Less: Additions to property, plant and mine development	(2,131)	(1,653)	(1,302)
Free Cash Flow	$1,067	$2,613	$3,588

Net cash provided by (used in) investing activities (1)	$(2,983)	$(1,868)	$91
Net cash provided by (used in) financing activities	$(2,356)	$(2,958)	$(1,680)
____________________________
(1)Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.
Net Debt
Management uses Net Debt to measure the Company’s liquidity and financial position. Net Debt is calculated as Debt and Lease and other financing obligations less Cash and cash equivalents and time deposits included in Time deposits and other investments, as presented on the Consolidated Balance Sheets. Cash and cash equivalents and time deposits are subtracted from Debt and Lease and other financing obligations as these are highly liquid, low-risk investments and could be used to reduce the Company's debt obligations. The Company believes the use of Net Debt allows investors and others to evaluate financial flexibility and strength of the Company's balance sheet. Net Debt is intended to provide additional information only and does not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of liquidity prepared in accordance with GAAP. Other companies may calculate this measure differently.
The following table sets forth a reconciliation of Net Debt, a non-GAAP financial measure, to Debt and Lease and other financing obligations, which the Company believes to be the GAAP financial measures most directly comparable to Net Debt.

	At December 31, 2022	At December 31, 2021
Debt	$5,571	$5,652
Lease and other financing obligations	561	650
Less: Cash and cash equivalents	(2,877)	(4,992)
Less: Time deposits (1)	(829)	—
Net debt	$2,426	$1,310
____________________________
(1)Refer to Note 15 of the Consolidated Financial Statements for further information.
Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are non-GAAP financial measures. These measures are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis. We believe that these measures provide additional information to management, investors and others that aids in the understanding of the economics of our operations and performance compared to other producers and provides investors visibility into the direct and indirect costs related to production, excluding depreciation and amortization, on a per ounce/gold equivalent ounce basis. Costs applicable to sales per ounce/gold equivalent ounce statistics are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			GEO (2)
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Costs applicable to sales (3)	$5,423	$4,628	$4,408	$1,045	$807	$606
Gold/GEO sold (thousand ounces) (4)	5,812	5,897	5,831	1,275	1,258	1,062
Costs applicable to sales per ounce (5)	$933	$785	$756	$819	$640	$571
____________________________
(1)Includes by-product credits of $109, $187 and $128 in 2022, 2021, and 2020, respectively.
(2)Includes by-product credits of $8, $7 and $2 in 2022, 2021, and 2020, respectively.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022, Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021 and Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($16.00/oz.), Lead ($0.95/lb.) and Zinc ($1.20/lb.) pricing for 2020.
(5)Per ounce measures may not recalculate due to rounding.
All-In Sustaining Costs
Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, Newmont calculates All-In Sustaining Costs (“AISC”) based on the definition published by the World Gold Council. The World Gold Council is a market development organization for the gold industry comprised of and funded by gold mining companies around the world and a regulatory organization.
AISC is a metric that expands on GAAP measures, such as cost of goods sold, and non-GAAP measures, such as costs applicable to sales per ounce, to provide visibility into the economics of our mining operations related to expenditures, operating performance and the ability to generate cash flow from our continuing operations. We believe that AISC is a non-GAAP measure that provides additional information to management, investors and others that aids in the understanding of the economics of our operations and performance compared to other producers and provides investors visibility by better defining the total costs associated with production.
AISC amounts are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Other companies may calculate these measures differently as a result of differences in the underlying accounting principles, policies applied and in accounting frameworks such as in IFRS, or by reflecting the benefit from selling non-gold metals as a reduction to AISC. Differences may also arise related to definitional differences of sustaining versus development (i.e. non-sustaining) activities based upon each company’s internal policies.
The following disclosure provides information regarding the adjustments made in determining the All-In Sustaining Costs measure:
Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from CAS, such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Consolidated Statements of Operations less the amount of CAS attributable to the production of other metals. The other metals' CAS at those mine sites is disclosed in Note 3 of the Consolidated Financial Statements. The allocation of CAS between gold and other metals is based upon the relative sales value of gold and other metals produced during the period.
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
Other expense, net. For Other expense, net we include care and maintenance costs relating to direct operating costs incurred at the mine sites during the period that these sites were temporarily placed into care and maintenance in response to the COVID-19 pandemic and exclude certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on the Consolidated Statements of Operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
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

Year Ended December 31, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (11)
Gold
CC&V	$241	$16	$10	$—	$3	$—	$45	$315	185	$1,697
Musselwhite	195	5	8	—	1	—	53	262	172	1,531
Porcupine	281	6	11	—	—	—	52	350	280	1,248
Éléonore	266	9	5	—	3	—	63	346	217	1,599
Peñasquito (10)	442	10	4	1	3	23	72	555	573	968
Other North America	—	—	1	6	1	—	—	8	—	—
North America	1,425	46	39	7	11	23	285	1,836	1,427	1,287

Yanacocha	313	19	2	1	11	—	23	369	250	1,477
Merian	369	6	11	—	2	—	57	445	403	1,105
Cerro Negro	283	5	1	2	10	—	54	355	281	1,262
Other South America	—	—	—	9	—	—	—	9	—	—
South America	965	30	14	12	23	—	134	1,178	934	1,262

Boddington	652	17	5	—	2	16	56	748	813	921
Tanami	328	2	7	—	6	—	124	467	486	960
Other Australia	—	—	2	8	—	—	9	19	—	—
Australia	980	19	14	8	8	16	189	1,234	1,299	950

Ahafo	566	11	5	—	2	—	90	674	572	1,178
Akyem	334	35	2	—	1	—	32	404	415	972
Other Africa	—	—	3	9	1	—	3	16	—	—
Africa	900	46	10	9	4	—	125	1,094	987	1,108

NGM	1,153	9	15	10	—	4	230	1,421	1,165	1,220
Nevada	1,153	9	15	10	—	4	230	1,421	1,165	1,220

Corporate and Other	—	—	70	192	1	—	12	275	—	—
Total Gold	$5,423	$150	$162	$238	$47	$43	$975	$7,038	5,812	$1,211

Gold equivalent ounces - other metals (12)
Peñasquito (10)	$864	$19	$10	$1	$5	$130	$132	$1,161	1,044	$1,112
Other North America	—	—	—	2	—	—	—	2	—	—
North America	864	19	10	3	5	130	132	1,163	1,044	1,115

Boddington	181	2	2	—	—	10	12	207	231	894
Other Australia	—	—	—	2	—	—	1	3	—	—
Australia	181	2	2	2	—	10	13	210	231	909

Corporate and Other	—	—	11	33	1	—	3	48	—	—
Total Gold Equivalent Ounces	$1,045	$21	$23	$38	$6	$140	$148	$1,421	1,275	$1,114

Consolidated	$6,468	$171	$185	$276	$53	$183	$1,123	$8,459
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $117 and excludes co-product revenues of $1,499.
(3)Includes stockpile and leach pad inventory adjustments of $37 at CC&V, $37 at Yanacocha, $3 at Merian, $9 at Ahafo, $19 at Akyem, and $51 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $65 and $106, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value of $114 and $742, respectively.

(5)Advanced projects, research and development and Exploration excludes development expenditures of $1 at CC&V, $3 at Porcupine, $5 at Peñasquito, $3 at Other North America, $20 at Yanacocha, $10 at Merian, $24 at Cerro Negro, $40 at Other South America, $21 at Tanami, $16 at Other Australia, $21 at Ahafo, $12 at Akyem, $17 at NGM and $82 at Corporate and Other, totaling $275 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $11 for North America, $16 for South America and $8 for Australia, totaling $35.
(7)Other expense, net is adjusted for settlement costs of $22, restructuring and severance costs of $4 and distributions from the Newmont Global Community Support Fund of $3.
(8)Includes sustaining capital expenditures of $369 for North America, $133 for South America, $189 for Australia, $121 for Africa, $230 for Nevada, and $17 for Corporate and Other, totaling $1,059 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $1,072. Refer to Liquidity and Capital Resources above for discussion of major development projects.
(9)Includes finance lease payments for sustaining projects of $64 and excludes finance lease payments for development projects of $36.
(10)Costs applicable to sales includes $70 related to the Peñasquito Profit-Sharing Agreement associated with 2021 site performance. For further information, refer to Note 3 of the Consolidated Financial Statements.
(11)Per ounce measures may not recalculate due to rounding.
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.

Year Ended December 31, 2021	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (11)
Gold
CC&V	$238	$7	$9	$—	$—	$—	$41	$295	220	$1,338
Musselwhite	157	2	7	—	1	—	39	206	154	1,335
Porcupine	269	5	13	—	—	—	43	330	287	1,152
Éléonore	237	3	2	—	5	—	63	310	247	1,256
Peñasquito	395	6	1	—	7	31	65	505	720	702
Other North America	—	—	—	5	3	—	—	8	—	—
North America	1,296	23	32	5	16	31	251	1,654	1,628	1,016

Yanacocha	232	66	6	—	30	1	20	355	263	1,355
Merian	326	5	5	—	5	—	47	388	434	895
Cerro Negro	243	6	—	—	23	—	60	332	267	1,247
Other South America	—	—	1	10	2	—	—	13	—	—
South America	801	77	12	10	60	1	127	1,088	964	1,130

Boddington	607	11	7	—	—	13	102	740	685	1,083
Tanami	278	2	5	—	17	—	116	418	488	855
Other Australia	—	—	—	9	1	—	6	16	—	—
Australia	885	13	12	9	18	13	224	1,174	1,173	1,002

Ahafo	425	8	5	—	5	—	79	522	480	1,084
Akyem	261	30	4	—	1	—	49	345	378	913
Other Africa	—	—	2	8	1	—	—	11	—	—
Africa	686	38	11	8	7	—	128	878	858	1,022

NGM	960	8	13	10	3	2	172	1,168	1,274	918
Nevada	960	8	13	10	3	2	172	1,168	1,274	918

Corporate and Other	—	—	94	181	1	—	22	298	—	—
Total Gold	$4,628	$159	$174	$223	$105	$47	$924	$6,260	5,897	$1,062

Gold equivalent ounces - other metals (12)
Peñasquito	$664	$9	$2	$1	$11	$115	$106	$908	1,100	$824
Other North America	—	—	—	2	—	—	—	2	—	—
North America	664	9	2	3	11	115	106	910	1,100	826

Boddington	143	2	1	—	—	7	19	172	158	1,098
Other Australia	—	—	—	1	—	—	1	2	—	—
Australia	143	2	1	1	—	7	20	174	158	1,112

Corporate and Other	—	—	14	32	—	—	3	49	—	—
Total Gold Equivalent Ounces	$807	$11	$17	$36	$11	$122	$129	$1,133	1,258	$900

Consolidated	$5,435	$170	$191	$259	$116	$169	$1,053	$7,393
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
(6)Other expense, net includes $8 at Tanami of cash care and maintenance costs associated with the sites temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended December 31, 2021 that we would have continued to incur if the sites were not temporarily placed into care and maintenance.
(7)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $23 for North America, $46 for South America, $8 for Australia and $5 for Africa, totaling $82.
(8)Other expense, net is adjusted for settlement costs of $11, restructuring and severance costs of $11 and incremental costs of responding to the COVID-19 pandemic of $5.
(9)Includes sustaining capital expenditures of $309 for North America, $127 for South America, $228 for Australia, $125 for Africa, $171 for Nevada, and $25 for Corporate and Other, totaling $985 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $668. Refer to Liquidity and Capital Resources above for discussion of major development projects.
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
(6)Other expense, net includes $28 at Musselwhite, $26 at Éléonore, $38 at Peñasquito, $27 at Yanacocha, $56 at Cerro Negro and $3 at Other South America of cash care and maintenance costs associated with the sites temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended December 31, 2020 that we would have continued to incur if the sites were not temporarily placed into care and maintenance.

(7)Other expense, net is adjusted for incremental costs of responding to the COVID-19 pandemic of $92, settlement costs of $58, Goldcorp transaction and integration costs of $23 and restructuring and severance of $18.
(8)Includes sustaining capital expenditures of $269 for North America, $111 for South America, $248 for Australia, $103 for Africa, $160 for Nevada, and $42 for Corporate and Other, totaling $933 and excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $369. Refer to Liquidity and Capital Resources above for discussion of major development projects.
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
Accounting Developments
For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Consolidated Financial Statements.
Critical Accounting Estimates
Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We have identified the accounting estimates listed below as critical to understanding and evaluating the financial results reported in our Consolidated Financial Statements. These accounting estimates require the application of significant management judgment and are critical due to the significant level of estimation uncertainty regarding the assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. We review the underlying factors used in our estimates regularly, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with GAAP. However, due to the uncertainty inherent in our estimates, actual results may materially differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Consolidated Financial Statements.
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
Costs incurred to develop new properties are capitalized as incurred where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At our surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. At our underground mines, these costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the UOP method over the estimated life of the ore body based on estimated recoverable ounces or pounds to be produced from proven and probable reserves.
Major mine development costs incurred after the commencement of production that are capitalized are amortized using the UOP method based on estimated recoverable ounces or pounds to be produced from proven and probable reserves. To the extent that such costs benefit the entire ore body, they are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of the entire ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that block or area are amortized over the estimated recoverable ounces or pounds in proven and probable reserves of that specific ore block or area.
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
We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized mineral grades and recovery rates. The significant assumption in determining the stockpile net realizable value for each mine site at December 31, 2022 is a long-term gold price of $1,600 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of the carrying value of our stockpiles of up to approximately $70.
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
Refer to Note 17 of the Consolidated Financial Statements for further information regarding stockpiles.
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
Although the quantities of recoverable metal placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The significant assumption in determining the net realizable value for each mine site at December 31, 2022 is a long-term gold price of $1,600 per ounce. A decrease of $100 per ounce in the long-term gold price assumption would not result in a material write-down of the carrying value of the leach pads.
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
Refer to Note 17 of the Consolidated Financial Statements for further information regarding ore on leach pads.
Carrying value of long-lived assets
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, declines in our market capitalization, geotechnical difficulties, reduced estimates of future cash flows from our reporting segments or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the Company’s long-lived assets, including development projects, may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.
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
The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of our mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and our projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable reserve estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
The significant assumption in determining the future cash flows for each mine site at December 31, 2022 is a long-term gold price of $1,600 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long-lived assets, including goodwill, of up to approximately $2,800 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.
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
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31, 2022 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing.
The Company may elect to perform a qualitative assessment when it is more likely than not that the fair value of a reporting unit is higher than its carrying value. At the Company's election or if it is determined to be more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market valuation approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Any impairment loss recognized in the current period is not reversed in future periods. The Company recognizes its pro rata share of Goodwill and any subsequent goodwill impairment losses recorded by entities that are proportionately consolidated.
When the income approach is utilized to determine fair value, the estimated cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. The significant assumption in determining the future cash flows for each mine site at December 31, 2022 is a long-term gold price of $1,600 per ounce. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk..
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. However, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units include, but are not limited to, such items as: (i) a decrease in forecasted production levels if we are unable to realize the mineable reserves, resources and exploration potential at our mining properties and extend the life of mine (ii) increased production or capital costs (iii) adverse changes in macroeconomic conditions including the market price of metals and changes in the equity and debt markets or country specific factors which could result in higher discount rates, (iv) significant unfavorable changes in tax rates including increased corporate income or mining tax rates, and (v) negative changes in regulation, legislation, and political environments which could impact our ability to operate in the future. While historical performance and current expectations have resulted in fair values of our reporting units equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.
Carrying value of Conga
We review and evaluate the Company’s Conga development project for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We have considered a variety of technical, economic, social and political developments related to the Conga project during our evaluation of impairment indicators since November 2011, when construction and development activities at the project were largely suspended. Project activities in recent years have focused on continued engagement with the local communities and maintaining and protecting existing project infrastructure and equipment through our active care and maintenance program. Although we have reclassified Conga reserves to resources and reallocated exploration and development capital to other projects, we continue to evaluate long-term options to progress development of the Conga project and improve social and political acceptance. While we have reprioritized the Yanacocha Sulfides project ahead of the Conga project, we have delayed the full-funds decision and are currently in the process of assessing project plan options for the Yanacocha Sulfides project. The Company also periodically updates the economic model for its Conga project to understand changes to the estimated capital costs, cash flows, and economic returns from the project. As of December 31, 2022, we have not identified events or changes in circumstances that indicate that the carrying value of the Conga project is not recoverable.
Derivative Instruments
All financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, except for the portion of the change in fair value of derivatives that are designated as cash flow hedges. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions such as commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives. Certain derivative contracts are designated as effective cash flow hedges, whereby the changes in fair value of these instruments are deferred in Accumulated other comprehensive income (loss) and are reclassified to income in the Consolidated Statements of Operations when the underlying transaction designated as the hedged item impacts earnings. To the extent that management determines that the forecasted transactions are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income (loss) would be reclassified to the Consolidated Statements of Operations immediately.
Refer to Note 14 of the Consolidated Financial Statements for further information regarding derivative instruments.
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
Refer to Note 5 of the Consolidated Financial Statements for further information regarding reclamation and remediation obligations.
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
Refer to Note 10 to the Consolidated Financial Statements for additional detail on the valuation allowance.
For additional risk factors that could impact the Company’s ability to realize the deferred tax assets, refer to Note 2 to the Consolidated Financial Statements.
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
Decreases in the market price of metals can significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact the carrying value of our long-lived assets and goodwill. For information concerning the sensitivity of our impairment analysis over long-lived assets and goodwill to changes in metal price, refer to Critical Accounting Estimates within Item 7, MD&A, and Notes 2, 6 and 19 to the Consolidated Financial Statements.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2022 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-term	Long-term
Gold price (per ounce)	$1,726	$1,600
Copper price (per pound)	$3.63	$3.50
Silver price (per ounce)	$21.17	$20.00
Lead price (per pound)	$0.95	$1.05
Zinc price (per pound)	$1.36	$1.30
AUD to USD exchange rate	$0.66	$0.75
CAD to USD exchange rate	$0.74	$0.80
MXN to USD exchange rate	$0.05	$0.04
The net realizable value measurement involves the use of estimates and assumptions unique to each mining operation regarding current and future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions. For information concerning the sensitivity of our stockpiles and ore on leach pads to changes in metal price, refer to Critical Accounting Estimates within Item 7, MD&A.
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which consist of fixed rates. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. Refer to Note 13 to our Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at December 31, 2022 in relation to the U.S. dollar at our foreign mining operations. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $33 increase to Costs applicable to sales per ounce at December 31, 2022.
Hedging
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
By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. We have performed a sensitivity analysis as of December 31, 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covered all of our AUD-denominated fixed forward contracts. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD market rates in effect at December 31, 2022. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an approximate decrease in the fair value of the hedging derivative instruments of $40 at December 31, 2022.

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
Refer to Note 14 to the Consolidated Financial Statements for further information on our derivative instruments.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of December 31, 2022.

	Provisionally Priced Sales Subject to Final Pricing	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (1) (per ounce/pound)
Gold (ounces, in thousands)	159	$1,817	$19	$1,814
Copper (pounds, in millions)	37	$3.80	$10	$3.80
Silver (ounces, in millions)	4	$23.86	$6	$23.95
Lead (pounds, in millions)	26	$1.05	$2	$1.06
Zinc (pounds, in millions)	74	$1.35	$7	$1.37
____________________________
(1)The closing settlement price as of December 31, 2022 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Newmont Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newmont Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and the financial statement schedule in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, which reflects total assets constituting 19% and 19% at December 31, 2022 and 2021, respectively, and sales constituting 18%, 19%, and 21% in 2022, 2021, and 2020, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nevada Gold Mines LLC, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 23, 2023 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.
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

Reclamation liabilities
Description of the Matter
As discussed in Notes 2, 5 and 25 of the consolidated financial statements, the Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimates of either the timing or amount of the reclamation costs.

Auditing management’s accounting for reclamation liabilities was especially challenging, as significant judgment is required by the Company to estimate required cash flows to meet obligations established by mining permit, local statutes and promissory estoppel at the end of mine life as well as estimation uncertainty inherent in the cash flows. The significant judgment was primarily related to the inherent estimation uncertainty relating to the extent of future reclamation activities and related costs.

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

Impairment of goodwill
Description of the Matter
As discussed in Notes 2, 6, and 13 to the consolidated financial statements, management conducts a goodwill impairment assessment annually at December 31, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The fair value of a reporting unit is determined through the use of the income approach using estimates of future cash flows attributable to the respective reporting units. As a result of the annual impairment assessment, the Company recognized $800 million of goodwill impairment charges related to the Cerro Negro and Porcupine reporting units.

Auditing management’s fair value assessment was especially challenging, as significant judgment is required by the company to estimate future cash flows attributable to the respective reporting units, and changes in management’s assumptions could have a significant impact on either the fair value, the amount of impairment charge, or both. The estimated future cash flows used to determine the fair values of reporting units are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term metal prices, and proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the assessment of goodwill impairment, including those over the determination of fair value, such as controls related to management’s development of future cash flows and the cost of capital.

To test the estimated fair value of each reporting unit, we performed audit procedures that included, among others, the evaluation of significant assumptions and the underlying data used by the Company in its estimate. To assess the reasonableness of estimated future cash flows, we compared the Company’s short-term and long-term metal price projections to third-party sources and verified the consistency between management’s projections and the Company’s qualified person’s estimate of proven and probable reserves and resources. We also evaluated management’s projections, including timing and costs to develop and produce the reserves, against historical operating results, and evaluated management’s ability to accurately forecast future cash flows by comparing actual results to historical forecasts. We involved our valuation specialist to assist in reviewing the valuation methods selected by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Members of Nevada Gold Mines LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of Nevada Gold Mines LLC and its subsidiaries (together, the Joint Venture) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of changes in members’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). We also have audited the Joint Venture’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Joint Venture maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Qualitative Goodwill Impairment Assessment
As described in note 2 to the Joint Venture’s consolidated financial statements, the Joint Venture’s goodwill balance was $696 million (at a 100 percent economic interest) as of December 31, 2022. Goodwill is allocated to reporting units and assessed for impairment annually, in the fourth quarter of the fiscal year, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Joint Venture has five reporting units. The Joint Venture’s management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (qualitative goodwill impairment assessment). If it is determined that the fair value is more likely than not to be lower than the carrying value, a quantitative goodwill impairment test is performed. Management uses judgment in assessing the qualitative factors in the qualitative goodwill impairment assessment for each reporting unit, including significant adverse changes to future gold prices, future operating and capital costs, future production levels and mineral reserves and mineral resources. Management uses future production levels and mineral reserves and mineral resources based on information compiled by qualified persons (management’s specialists).
The principal considerations for our determination that performing procedures relating to the qualitative goodwill impairment assessment is a critical audit matter are the judgment by management in assessing the qualitative factors in the qualitative goodwill impairment assessment for each reporting unit to determine whether further quantitative impairment testing is required, and a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assessment of qualitative factors in the qualitative goodwill impairment assessment for each reporting unit with respect to significant adverse changes to future gold prices, future operating and capital costs, future production levels and mineral reserves and mineral resources.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s qualitative goodwill impairment assessment. These procedures also included, among others, evaluating the reasonableness of management’s qualitative goodwill impairment assessment for each reporting unit with respect to significant adverse changes to future gold prices and future operating and capital costs by (i) comparing gold prices to external industry data; (ii) comparing operating and capital costs to recent actual operating and capital costs incurred; and (iii) considering consistency with evidence obtained in other areas of the audit. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of future production levels and mineral reserves and mineral resources. As a basis for using this work, the management’s specialists’ qualifications were understood and the Joint Venture’s relationship with management’s specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, tests of the data used by management’s specialists, and an evaluation of management’s specialists’ findings.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
February 23, 2023

We have served as the Joint Venture’s auditor since 2019.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share)
Sales (Note 4)	$11,915	$12,222	$11,497

Costs and expenses:
Costs applicable to sales (1)	6,468	5,435	5,014
Depreciation and amortization	2,185	2,323	2,300
Reclamation and remediation (Note 5)	921	1,846	366
Exploration	231	209	187
Advanced projects, research and development	229	154	122
General and administrative	276	259	269
Impairment charges (Note 6)	1,320	25	49
Loss on assets held for sale (Note 1)	—	571	—
Other expense, net (Note 7)	82	143	384
	11,712	10,965	8,691
Other income (expense):
Gain on asset and investment sales, net (Note 8)	35	212	677
Other income (loss), net (Note 9)	(62)	(87)	(32)
Interest expense, net of capitalized interest of $69, $38 and $24, respectively	(227)	(274)	(308)
	(254)	(149)	337
Income (loss) before income and mining tax and other items	(51)	1,108	3,143
Income and mining tax benefit (expense) (Note 10)	(455)	(1,098)	(704)
Equity income (loss) of affiliates (Note 15)	107	166	189
Net income (loss) from continuing operations	(399)	176	2,628
Net income (loss) from discontinued operations (Note 1)	30	57	163
Net income (loss)	(369)	233	2,791
Net loss (income) attributable to noncontrolling interests (Note 1)	(60)	933	38
Net income (loss) attributable to Newmont stockholders	$(429)	$1,166	$2,829

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(459)	$1,109	$2,666
Discontinued operations	30	57	163
	$(429)	$1,166	$2,829

Weighted average common shares:
Basic	794	799	804
Effect of employee stock-based awards	1	2	2
Diluted	795	801	806

Net income (loss) per common share:
Basic:
Continuing operations	$(0.58)	$1.39	$3.32
Discontinued operations	0.04	0.07	0.20
	$(0.54)	$1.46	$3.52
Diluted: (2)
Continuing operations	$(0.58)	$1.39	$3.31
Discontinued operations	0.04	0.07	0.20
	$(0.54)	$1.46	$3.51
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2022, potentially dilutive shares were excluded in the computation of diluted loss per common share attributable to Newmont stockholders as they were antidilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss)	$(369)	$233	$2,791
Other comprehensive income (loss):
Change in marketable securities, net of tax	(3)	2	(5)
Foreign currency translation adjustments	7	2	(2)
Change in pension and other post-retirement benefits net of tax	139	71	44
Change in fair value of cash flow hedge instruments, net of tax	19	8	12
Other comprehensive income (loss)	162	83	49
Comprehensive income (loss)	$(207)	$316	$2,840

Comprehensive income (loss) attributable to:
Newmont stockholders	$(267)	$1,249	$2,878
Noncontrolling interests	60	(933)	(38)
	$(207)	$316	$2,840
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31, 2022	At December 31, 2021
	(in millions, except per share)
ASSETS
Cash and cash equivalents	$2,877	$4,992
Time deposits and other investments (Note 15)	880	82
Trade receivables (Note 4)	366	337
Inventories (Note 16)	979	930
Stockpiles and ore on leach pads (Note 17)	774	857
Other current assets	639	498
Current assets	6,515	7,696
Property, plant and mine development, net (Note 18)	24,073	24,124
Investments (Note 15)	3,278	3,243
Stockpiles and ore on leach pads (Note 17)	1,716	1,775
Deferred income tax assets (Note 10)	173	269
Goodwill (Note 19)	1,971	2,771
Other non-current assets	756	686
Total assets	$38,482	$40,564

LIABILITIES
Accounts payable	$633	$518
Employee-related benefits (Note 11)	399	386
Income and mining taxes	199	384
Current lease and other financing obligations (Note 21)	96	106
Debt (Note 20)	—	87
Other current liabilities (Note 22)	1,599	1,173
Current liabilities	2,926	2,654
Debt (Note 20)	5,571	5,565
Lease and other financing obligations (Note 21)	465	544
Reclamation and remediation liabilities (Note 5)	6,578	5,839
Deferred income tax liabilities (Note 10)	1,809	2,144
Employee-related benefits (Note 11)	342	439
Silver streaming agreement (Note 4)	828	910
Other non-current liabilities (Note 22)	430	608
Total liabilities	18,949	18,703

Contingently redeemable noncontrolling interest	—	48
Commitments and contingencies (Note 25)

EQUITY
Common stock - $1.60 par value;	1,279	1,276
Authorized - 1,280 million and 1,280 million shares, respectively
Outstanding shares - 793 million and 792 million shares, respectively
Treasury stock - 6 million and 5 million shares, respectively	(239)	(200)
Additional paid-in capital	17,369	17,981
Accumulated other comprehensive income (loss) (Note 23)	29	(133)
Retained earnings	916	3,098
Newmont stockholders' equity	19,354	22,022
Noncontrolling interests	179	(209)
Total equity	19,533	21,813
Total liabilities and equity	$38,482	$40,564
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating activities:
Net income (loss)	$(369)	$233	$2,791
Adjustments:
Depreciation and amortization	2,185	2,323	2,300
Impairment charges (Note 6)	1,320	25	49
Loss on assets held for sale (Note 1)	—	571	—
Gain on asset and investment sales, net (Note 8)	(35)	(212)	(677)
Net loss (income) from discontinued operations (Note 1)	(30)	(57)	(163)
Reclamation and remediation	892	1,827	353
Charges from pension settlement (Note 11)	137	4	92
Stock-based compensation (Note 12)	73	72	72
Deferred income taxes (Note 10)	(278)	(109)	(222)
Change in fair value of investments (Note 9)	46	135	(252)
Other non-cash adjustments	98	(5)	252
Net change in operating assets and liabilities (Note 24)	(841)	(541)	295
Net cash provided by (used in) operating activities of continuing operations	3,198	4,266	4,890
Net cash provided by (used in) operating activities of discontinued operations (Note 1)	22	13	(8)
Net cash provided by (used in) operating activities	3,220	4,279	4,882

Investing activities:
Additions to property, plant and mine development	(2,131)	(1,653)	(1,302)
Purchases of investments	(940)	(59)	(37)
Contributions to equity method investees	(194)	(150)	(60)
Proceeds from sales of investments	171	194	307
Maturities of investments	93	—	—
Return of investment from equity method investees	62	18	58
Acquisitions, net (1)	(15)	(328)	—
Proceeds from sales of mining operations and other assets, net	16	84	1,156
Other	(45)	26	44
Net cash provided by (used in) investing activities of continuing operations	(2,983)	(1,868)	166
Net cash provided by (used in) investing activities of discontinued operations (Note 1)	—	—	(75)
Net cash provided by (used in) investing activities	(2,983)	(1,868)	91

Financing activities:
Dividends paid to common stockholders	(1,746)	(1,757)	(834)
Acquisition of noncontrolling interests (Note 1)	(348)	—	—
Distributions to noncontrolling interests	(191)	(200)	(197)
Funding from noncontrolling interests	117	100	112
Repayment of debt	(89)	(1,382)	(1,160)
Payments on lease and other financing obligations (Note 21)	(66)	(73)	(66)
Payments for withholding of employee taxes related to stock-based compensation	(39)	(32)	(48)
Proceeds from issuance of debt, net (Note 20)	—	992	985
Repurchases of common stock (Note 2)	—	(525)	(521)
Other	6	(81)	49
Net cash provided by (used in) financing activities	(2,356)	(2,958)	(1,680)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(8)	6
Net change in cash, cash equivalents and restricted cash	(2,149)	(555)	3,299
Cash, cash equivalents and restricted cash at beginning of period	5,093	5,648	2,349
Cash, cash equivalents and restricted cash at end of period	$2,944	$5,093	$5,648

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,877	$4,992	$5,540
Restricted cash included in Other current assets	1	2	2
Restricted cash included in Other non-current assets	66	99	106
Total cash, cash equivalents and restricted cash	$2,944	$5,093	$5,648

Supplemental cash flow information:
Income and mining taxes paid, net of refunds	$1,122	$1,534	$400
Interest paid, net of amounts capitalized	$172	$229	$261
____________________________
(1)Acquisitions, net for the year ended December 31, 2021 is primarily related to the asset acquisition of the remaining 85.1% of GT Gold. Refer to Note 1 for additional information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions, except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest (2)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	811	$1,298	(3)	$(120)	$18,216	$(265)	$2,291	$950	$22,370	$47
Cumulative-effect adjustment of adopting ASU No. 2016-13	—	—	—	—	—	—	(5)	—	(5)	—
Net income (loss)	—	—	—	—	—	—	2,829	(25)	2,804	(13)
Other comprehensive income (loss)	—	—	—	—	—	49	—	—	49	—
Dividends declared (1)	—	—	—	—	—	—	(839)	—	(839)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(198)	(198)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	110	110	—
Repurchase and retirement of common stock	(10)	(17)	—	—	(230)	—	(274)	—	(521)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(48)	—	—	—	—	(48)	—
Stock options exercised	1	2	—	—	49	—	—	—	51	—
Stock-based awards and related share issuances	2	4	—	—	68	—	—	—	72	—
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
Net income (loss)	—	—	—	—	—	—	1,166	(947)	219	14
Other comprehensive income (loss)	—	—	—	—	—	83	—	—	83	—
Dividends declared (1)	—	—	—	—	—	—	(1,764)	—	(1,764)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(200)	(200)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	101	101	—
Repurchase and retirement of common stock	(9)	(15)	—	—	(207)	—	(306)	—	(528)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(32)	—	—	—	—	(32)	—
Stock options exercised	—	—	—	—	17	—	—	—	17	—
Stock-based awards and related share issuances	2	4	—	—	68	—	—	—	72	—
Balance at December 31, 2021	797	$1,276	(5)	$(200)	$17,981	$(133)	$3,098	$(209)	$21,813	$48
Net income (loss)	—	—	—	—	—	—	(429)	60	(369)	—
Other comprehensive income (loss)	—	—	—	—	—	162	—	—	162	—
Dividends declared (1)	—	—	—	—	—	—	(1,753)	—	(1,753)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(191)	(191)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	120	120	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Acquisition of non-controlling interests (Note 1)	—	—	—	—	(699)	—	—	399	(300)	—
Reclassification of contingently redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(48)
Stock options exercised	—	—	—	—	14	—	—	—	14	—
Stock-based awards and related share issuances	2	3	—	—	73	—	—	—	76	—
Balance at December 31, 2022	799	$1,279	(6)	$(239)	$17,369	$29	$916	$179	$19,533	$—
____________________________
(1)Cash dividends paid per common share was $2.20, $2.20 and $1.04 for 2022, 2021 and 2020, respectively. Dividends declared and dividends paid to common stockholders differ by $7, $7, and $5 for 2022, 2021 and 2020, respectively, due to timing.
(2)Sumitomo held a 5% interest in Yanacocha at December 31, 2021 and had the option to require Yanacocha to repurchase their interest for $48 if certain conditions were not met. The Company purchased Sumitomo's 5% interest during 2022. Refer to Note 1 for further information.
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
GT Gold
In May 2021, the Company acquired the remaining 85.1% interest of GT Gold Corporation (“GT Gold”) for cash consideration, including related transaction costs, of $326. Immediately prior to the acquisition, the Company held a 14.9% equity interest in GT Gold which was accounted for as a marketable equity security. The asset acquisition resulted in total consideration of $378, including non-cash consideration of $52. The non-cash consideration represents the fair value of the 14.9% GT Gold investment held by the Company on the acquisition date. The total consideration paid was allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date, which primarily consisted of mineral interests of $590 and a related deferred tax liability of $211.
Loss on Assets Held for Sale
In the third quarter of 2021, the Company entered into a binding agreement to sell certain equipment and assets originally acquired for the Conga project in Peru within our South America segment (the "Conga mill assets") for total cash proceeds of $68. Pursuant to the terms of the agreement, the sale is expected to close upon the delivery of the assets and receipt of the final payment at which time title and control of the assets will transfer. Upon entering the binding agreement, the Conga mill assets were reclassified as held for sale and remeasured at fair value less costs to sell. As a result, a loss of $571 was recognized and included in Loss on assets held for sale on the Consolidated Statements of Operations for the year ended December 31, 2021. As of December 31, 2022, the Company has received payments of $29 included in Other current liabilities on the Consolidated Balance Sheets.
Noncontrolling Interests
Newmont has a 75.0% economic interest in Suriname Gold project C.V. (“Merian”), with the remaining interests held by Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a company wholly owned by the Republic of Suriname. Newmont consolidates Merian, through its wholly-owned subsidiary, Newmont Suriname LLC., in its Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity. For the years ended 2022, 2021 and 2020, the Company recognized $(59), $(81) and $(90) of Net loss (income) attributable to noncontrolling interests related to Merian.
At December 31, 2021, Newmont held a 51.35% ownership interest in Minera Yanacocha S.R.L. ("Yanacocha"), with 43.65% owned by Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) and 5% owned by Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”). The Company consolidated Yanacocha in its Consolidated Financial Statements under the voting interest model. During 2022, the Company acquired Buenaventura's and Sumitomo's ownership which resulted in the Company holding 100% ownership interest in Yanacocha at December 31, 2022. Refer to "Yanacocha transaction" and "Contingently redeemable noncontrolling interest" below for further information. For the years ended 2022, 2021 and 2020, the Company recognized $(1), $1,014 and $128 of Net loss (income) attributable to noncontrolling interests related to Yanacocha.
Yanacocha transaction
At December 31, 2021, Buenaventura held 43.65% ownership interest in Yanacocha. During the first quarter of 2022, the Company completed the acquisition of Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”) for $300 cash consideration, certain royalties on any production from other future potential projects, and contingent payments of up to $100 tied to higher metal prices, achieving commercial production at the Yanacocha Sulfides project and resolution on the outstanding Yanacocha tax dispute. The Yanacocha Transaction was accounted for as an equity transaction, resulting in a decrease to additional paid-in-capital and no gain or loss recognition. Upon close of the Yanacocha Transaction, the Company’s ownership interest in Yanacocha increased to 95%. The Company acquired the remaining 5% ownership interest from Sumitomo in the second quarter of 2022. Refer to "Contingently redeemable noncontrolling interest" below for further information.
Concurrent with the Yanacocha Transaction, the Company sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"), accounted for as an equity method investment with a carrying value of $— as of December 31, 2021. Per the terms of the sale, the Company sold its interest in La Zanja to Buenaventura, the parent company of La Zanja, in exchange for royalties on potential future production from the La Zanja operation and contributed cash of $45 to be used exclusively for reclamation costs at the La Zanja operation. Upon close of the sale during the first quarter of 2022, the Company recognized a $45 loss on sale of its equity interest, included in Gain on asset and investment sales, net.

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
Discontinued Operations
Net income (loss) from discontinued operations includes results related to the Batu Hijau and Elang contingent consideration assets associated with the sale of PT Newmont Nusa Tenggara in 2016 and a retained royalty obligation (“Holt royalty obligation”) to Royal Gold, Inc. for production on the Holt-McDermott property owned by Kirkland Lake Gold Ltd ("Kirkland"). In 2020, the Company and Kirkland signed an agreement, in which the Company purchased an option (the “Holt option”) from Kirkland for the mining and mineral rights subject to the Holt royalty obligation for $75, effectively reducing the Holt royalty obligation to $—. If exercised, the Holt option will allow the Company to prevent Kirkland from mining minerals subject to the Holt royalty obligation.
For the years ended 2022, 2021 and 2020, the Company recorded income (expense) of $30, $57 and $163, net of a tax benefit (expense) of $(4), $(10) and $(44), respectively, within discontinued operations. The Company received (paid) $22, $13 and $(8) for the years ended 2022, 2021 and 2020, respectively, related to discontinued operations. Refer to contingent consideration assets in Note 14 for additional information.
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
The continued impacts from the COVID-19 pandemic, the Russian invasion of Ukraine, and the resulting significant inflation experienced globally, as well as the effects of certain countermeasures taken by central banks, have been and are expected to continue to adversely affect the Company. Although the Company does not currently have operations in Ukraine, Russia or other parts of Europe, impacts arising from Russia’s invasion of Ukraine include the Company’s ability to complete the sale of assets currently classified as held for sale within one year as originally planned. In addition, these factors could have further potential short- and, possibly, long-term material adverse impacts on the Company including, but not limited to, volatility in commodity prices and the prices for gold and other metals, changes in the equity and debt markets or country specific factors adversely impacting discount rates, significant cost inflation impacts on production, capital and asset retirement costs, logistical challenges, workforce interruptions and financial market disruptions, as well as potential impacts to estimated costs and timing of projects. In light of these challenging conditions, the Company recorded material long-lived asset and goodwill impairment charges at December 31, 2022. Refer to Note 6 for further information.
Additionally, as further response to the current market conditions, record inflation rates, the rising prices for commodities and raw materials, prolonged supply chain disruptions, competitive labor markets, and consideration of capital allocation, in the third quarter of 2022 the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. While the Company has extended the timeline of the full-funds decision, assessment of the project remains a priority in Peru as the Company continues to advance engineering and long-term procurement activities. The delay of the Yanacocha Sulfides project is intended to focus funds on current operations and other capital commitments while management assesses execution and project options, up to and including transitioning Yanacocha operations into full closure. To the extent that assessment determines that the project is no longer sufficiently profitable or economically feasible under the Company’s internal requirements, it would result in negative modifications to our proven and probable reserves. Additionally, should the Company ultimately decide to forgo the development of Yanacocha Sulfides, the current carrying value of the assets under construction and other long-lived assets of the Yanacocha operations could become impaired and the timing of certain closure activities would be accelerated. As of December 31, 2022, the Yanacocha operations have total long-lived assets of approximately $1,030, inclusive of approximately $621 of assets under construction related to Yanacocha Sulfides. Refer also to our risk factors under the titles “Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated” and ”Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations” included in Part I, Item 1A, Risk Factors, for further information.
Additionally, the Company continues to hold the Conga project in Peru, which we do not currently anticipate developing in the next ten years as we continue to assess Yanacocha sulfides; accordingly, the Conga project remains in care and maintenance. Should

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may consider other alternatives for the project, which may result in a future impairment charge for the remaining assets. The total assets at Conga were $900 at December 31, 2022 and 2021.
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
The Company follows the ASC guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities.
Business Combination and Asset Acquisition Accounting
The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction should be accounted for as an asset acquisition or business combination.
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.
When an acquisition is accounted for as a business combination, the Company recognizes and measures the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration in excess of the aggregate fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, the Company engages independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using discrete financial forecasts, long-term growth rates, appropriate discount rates, and expected future capital requirements. The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset. The fair value of property, plant and mine development is estimated to include the fair value of asset retirement costs of related long-lived tangible assets. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the period the adjustment arises.
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
Stockpiles
Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. The Company generally processes the highest ore grade material first to maximize metal production; however, a blend of metal stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Sulfide copper ores are subject to oxidation over time which can reduce expected future recoveries. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs incurred including applicable overhead and depreciation and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed. Carrying values are evaluated at least quarterly, in accordance with the above.
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
Derivative Instruments
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
When derivative contracts qualifying as cash flow hedges are settled, accelerated or restructured before the maturity date of the contracts, the related amount in Accumulated other comprehensive income (loss) at the settlement date is deferred and reclassified to earnings, when the originally designated hedged transaction impacts earnings and is presented in the same income statement line item as the earnings effect of the hedged item, unless the underlying hedge transaction becomes probable of not occurring, at which time related amounts in Accumulated other comprehensive income (loss) are reclassified to earnings immediately.
Contingent consideration assets and liabilities
Contingent consideration assets and liabilities are comprised of contingent consideration to be received or paid by the Company in conjunction with various sales of assets and investments with future payment contingent upon certain milestones. These contingent consideration assets and liabilities are accounted for at fair value using discounted cash flow models and consist of financial instruments that meet the definition of a derivative, but are not designated for hedge accounting under ASC 815.
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
During the years ended December 31, 2022, 2021 and 2020, the Company repurchased and retired approximately — million, 9 million and 10 million shares of its common stock for $—, $525 and $521, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company withheld 0.6 million, 0.6 million and 1.0 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards.
Revenue Recognition
Newmont generates revenue by selling gold, copper, silver, lead, and zinc produced from its mining operations. Refer to Note 3 for further information regarding the Company’s operating segments.
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
A portion of gold sold from certain sites is sold in the form of concentrate. The Company’s Sales also come from the sale of copper, silver, lead, and zinc. Sales from these metals are generally in the form of concentrate, which is sold to smelters for further treatment and refining.
Generally, if a metal expected to be mined represents more than 10% to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting is applied. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10% to 20% of the life of mine sales value, by-product accounting is applied. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Silver, lead and zinc are produced as co-products at Peñasquito. Copper is produced as a co-product at Boddington. Aside from the co-product sales at Boddington and Peñasquito, copper and silver produced at other Newmont sites are by-product metals.
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
Sales from Concentrate Production
The Company recognizes revenue for gold, copper, silver, lead, and zinc from concentrate production, net of treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer. This generally occurs as material passes over the vessel's rail at the port of loading based on the date from the bill of lading, as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the material and the customer has the risk of loss. Newmont has elected to account for shipping and handling costs for concentrate contracts as fulfillment activities and not as promised goods or services; therefore these activities are not considered separate performance obligations.
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
The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations and updated quantities between the date the sale is recorded and the date of final settlement. If a significant decline in metal prices occurs, or assay data results in a significant change in quantity between the provisional pricing date and the final settlement date, it is reasonably possible that the Company could be required to return a portion of the provisional payment received on the sale. Refer to Note 4 for additional information.
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
Stock-Based Compensation
The Company records stock-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations over the requisite employee service period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of RSUs are based on the Newmont stock price on the date of grant. The fair value of PSUs is determined using a Monte Carlo simulation model. Stock-based compensation expense related to all awards, including awards with a market or performance condition that cliff vest, is generally recognized ratably over the requisite service period of the award on a straight-line basis. The Company recognizes forfeitures as they occur. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee retirement eligibility dates, the Company's performance and related tax impacts.
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
Care and Maintenance
The Company incurs certain direct operating costs and depreciation and amortization costs when operations are temporarily halted and placed in care and maintenance. Direct operating costs incurred while operations are temporarily placed in care and maintenance are included in Other expense, net as these costs do not benefit the productive process and are not related to sales. Depreciation and amortization costs incurred while operations are temporarily placed in care and maintenance are included in Depreciation and amortization.
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the 2022 presentation.
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
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. In December 2022, ASU No. 2022-06 was issued which deferred the sunset date of ASU No. 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is in the process of reviewing key contracts to identify any contracts that reference LIBOR and to implement adequate fallback provisions if not already implemented to mitigate the risks or impacts from the transition. No material impacts are expected to the consolidated financial statements or disclosures.
Inflation Reduction Act
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA introduced an excise tax on stock repurchases of 1% of the fair market value of stock repurchases net of stock issued during the tax year and a corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a three-year period. The excise tax on stock repurchases is effective on net stock repurchases made after December 31, 2022 and the Corporate AMT is effective for tax periods beginning in fiscal year 2023. While waiting on pending Department of Treasury regulatory guidance, the Company is continuing to monitor developments. Based upon information known to date, no material impacts are expected to the Consolidated Financial Statements, disclosures, or cash flows.
NOTE 3     SEGMENT INFORMATION
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
The Company's Nevada segment consists of its 38.5% interest in NGM which is accounted for using the proportionate consolidation method, which is an exception available to entities in the extractive industries, thereby recognizing its pro-rata share of

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
the assets, liabilities and operations of NGM. The Company’s investment in the Pueblo Viejo mine is included in the South America reportable segment within Other South America. All other equity method investments are included in Corporate and Other.
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
Potential change to reportable segments. In January 2023, Newmont launched certain initiatives to reassess accountabilities of the senior leadership team and the Company's operating strategies for its operations in light of the continuing adverse market conditions, which include the impacts of the war in Ukraine and COVID-19 pandemic on labor markets, global supply chains, higher input costs, and record inflation rates. Given the focus on these initiatives, a potential change to the Company’s reportable segments is currently being evaluated. The Company expects to complete its analysis in 2023.
The financial information relating to the Company’s segments is as follows:

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (1)
Year Ended December 31, 2022
CC&V	$333	$241	$71	$11	$(527)	$286	$44
Musselwhite	305	195	79	8	23	1,294	54
Porcupine	504	281	104	14	(329)	1,401	152
Éléonore	391	266	115	5	4	1,010	60
Peñasquito: (2)
Gold	1,006	442	148
Silver	549	454	151
Lead	133	94	32
Zinc	501	316	96
Total Peñasquito	2,189	1,306	427	19	403	6,430	183
Other North America	—	—	8	4	(41)	88	4
North America	3,722	2,289	804	61	(467)	10,509	497

Yanacocha	451	313	95	22	(612)	2,225	439
Merian	723	369	80	21	249	923	56
Cerro Negro	508	283	148	25	(451)	1,659	132
Other South America	—	—	4	40	(68)	2,416	3
South America	1,682	965	327	108	(882)	7,223	630

Boddington:
Gold	1,447	652	118
Copper	316	181	34
Total Boddington	1,763	833	152	7	779	2,264	72
Tanami	878	328	101	28	422	1,585	343
Other Australia	—	—	5	18	(27)	51	10
Australia	2,641	1,161	258	53	1,174	3,900	425

Ahafo	1,023	566	167	26	267	2,619	268
Akyem	749	334	141	14	257	998	34
Other Africa	—	—	—	3	(13)	6	4
Africa	1,772	900	308	43	511	3,623	306

NGM	2,098	1,153	471	32	434	7,419	308
Nevada	2,098	1,153	471	32	434	7,419	308

Corporate and Other	—	—	17	163	(821)	5,808	24
Consolidated	$11,915	$6,468	$2,185	$460	$(51)	$38,482	$2,190
____________________________
(1)Includes an increase in accrued capital expenditures of $59. Consolidated capital expenditures on a cash basis were $2,131.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (1)
Year Ended December 31, 2021
CC&V	$396	$238	$66	$18	$64	$777	$42
Musselwhite	277	157	80	7	30	1,317	39
Porcupine	517	269	91	17	121	1,572	68
Éléonore	446	237	139	5	60	1,062	46
Peñasquito:
Gold	1,250	395	201
Silver	651	332	169
Lead	172	76	39
Zinc	561	256	112
Total Peñasquito	2,634	1,059	521	8	979	6,561	144
Other North America	—	—	14	5	(32)	66	—
North America	4,270	1,960	911	60	1,222	11,355	339

Yanacocha	471	232	111	18	(1,552)	1,735	171
Merian	780	326	98	11	328	952	47
Cerro Negro	480	243	137	9	68	2,183	108
Other South America	—	—	5	35	(632)	2,282	2
South America	1,731	801	351	73	(1,788)	7,152	328

Boddington:
Gold	1,212	607	99
Copper	295	143	23
Total Boddington	1,507	750	122	8	627	2,261	174
Tanami	879	278	100	24	466	1,334	304
Other Australia	—	—	6	16	62	45	7
Australia	2,386	1,028	228	48	1,155	3,640	485

Ahafo	864	425	143	22	269	2,425	213
Akyem	680	261	120	10	284	990	66
Other Africa	—	—	—	2	(11)	3	—
Africa	1,544	686	263	34	542	3,418	279

NGM	2,291	960	550	30	818	7,584	234
Nevada	2,291	960	550	30	818	7,584	234

Corporate and Other	—	—	20	118	(841)	7,415	28
Consolidated	$12,222	$5,435	$2,323	$363	$1,108	$40,564	$1,693
____________________________
(1)Includes accrued costs associated with the Tanami power plant of $29, which are included in Lease and other financing obligations, and an increase in accrued capital expenditures of $11. Consolidated capital expenditures on a cash basis were $1,653.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (1)
Year Ended December 31, 2020
CC&V	$478	$245	$80	$15	$129	$755	$41
Red Lake (2)	67	45	2	1	20	—	4
Musselwhite	180	117	62	7	(40)	1,324	58
Porcupine	566	244	109	17	171	1,565	43
Éléonore	371	181	109	5	47	1,115	43
Peñasquito:
Gold	894	286	168
Silver	510	201	117
Lead	134	77	45
Zinc	348	221	121
Total Peñasquito	1,886	785	451	3	544	6,824	127
Other North America	—	—	27	8	(88)	100	2
North America	3,548	1,617	840	56	783	11,683	318

Yanacocha	593	345	123	12	(165)	1,832	111
Merian	822	328	102	11	375	993	42
Cerro Negro	404	166	139	4	8	2,139	49
Other South America	—	—	7	31	(57)	2,736	2
South America	1,819	839	371	58	161	7,700	204

Boddington:
Gold	1,221	579	102
Copper	155	107	19
Total Boddington	1,376	686	121	3	526	2,238	160
Tanami	871	251	102	16	442	1,095	212
Other Australia	—	—	7	16	448	59	8
Australia	2,247	937	230	35	1,416	3,392	380

Ahafo	853	375	145	22	278	2,224	120
Akyem	671	234	120	9	291	1,000	27
Other Africa	—	—	—	3	(12)	3	—
Africa	1,524	609	265	34	557	3,227	147

NGM	2,359	1,012	579	42	700	7,753	241
Nevada	2,359	1,012	579	42	700	7,753	241

Corporate and Other	—	—	15	84	(474)	7,614	49
Consolidated	$11,497	$5,014	$2,300	$309	$3,143	$41,369	$1,339
____________________________
(1)Includes an increase in accrued capital expenditures of $37. Consolidated capital expenditures on a cash basis were $1,302.
(2)On March 31, 2020, the Company sold Red Lake. Refer to Note 8 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Long-lived assets, which consist of Property, plant and mine development, net, non-current Stockpiles and ore on leach pads, and non-current right-of-use assets, included in Other non-current assets, were as follows:

	At December 31,
	2022	2021
United States	$6,928	$7,462
Mexico	4,644	4,795
Canada	4,138	4,031
Australia	3,374	3,258
Ghana	2,586	2,517
Peru	2,008	1,680
Argentina	1,493	1,526
Suriname	712	742
Other	4	—
	$25,887	$26,011
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2022
CC&V	$328	$5	$333
Musselwhite	305	—	305
Porcupine	504	—	504
Éléonore	391	—	391
Peñasquito:
Gold	110	896	1,006
Silver (1)	—	549	549
Lead	—	133	133
Zinc	—	501	501
Total Peñasquito	110	2,079	2,189
North America	1,638	2,084	3,722

Yanacocha	446	5	451
Merian	723	—	723
Cerro Negro	508	—	508
South America	1,677	5	1,682

Boddington:
Gold	366	1,081	1,447
Copper	—	316	316
Total Boddington	366	1,397	1,763
Tanami	878	—	878
Australia	1,244	1,397	2,641

Ahafo	1,023	—	1,023
Akyem	749	—	749
Africa	1,772	—	1,772

NGM (2)	2,026	72	2,098
Nevada	2,026	72	2,098

Consolidated	$8,357	$3,558	$11,915
____________________________
(1)Silver sales from concentrate includes $73 related to non-cash amortization of the silver streaming agreement liability.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,022 for the year ended December 31, 2022.

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
____________________________
(1)On March 31, 2020, the Company sold Red Lake. Refer to Note 8 for additional information.
(2)Silver sales from concentrate includes $67 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,293 for the year ended December 31, 2020.
Trade Receivables and Provisional Sales
At December 31, 2022 and December 31, 2021, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. The impact to Sales from revenue recognized due to the changes in pricing is a (decrease) increase of $(34), $32 and $80 for the years ended December 31, 2022, 2021, and 2020, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
At December 31, 2022, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	159	$1,817
Copper (pounds, in millions)	37	$3.80
Silver (ounces, in millions)	4	$23.86
Lead (pounds, in millions)	26	$1.05
Zinc (pounds, in millions)	74	$1.35
Silver Streaming Agreement
The Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. The current and non-current portion are recorded to Other current liabilities and Silver streaming agreement on the Consolidated Balance Sheet respectively. The Company’s policy is to amortize the liability into Sales each period using the units-of-production method. During the years ended December 31, 2022, 2021, and 2020, the Company amortized $73, $79, and $67, respectively, of the liability into revenue. At December 31, 2022 and 2021, the value of the liability included in the Consolidated Balance Sheet was $908 and $981, respectively.
Revenue by Geographic Area
Newmont primarily conducts metal sales in U.S. dollars, and therefore Sales are not exposed to fluctuations in foreign currencies. Revenues from sales attributed to countries based on the customer’s location were as follows:

	Years Ended December 31,
	2022	2021	2020
United Kingdom	$8,309	$8,404	$8,489
South Korea	1,426	1,665	1,317
Mexico	604	642	277
Japan	442	386	244
Philippines	340	264	242
Germany	308	282	277
United States	24	62	97
Switzerland	—	275	243
Other (1)	462	242	311
	$11,915	$12,222	$11,497
____________________________
(1)Includes $73, $79, and $67 related to non-cash amortization of the silver streaming agreement liability for the years ended December 31, 2022, 2021, and 2020, respectively.
Revenue by Major Customer
As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. In 2022, sales to Standard Chartered were $4,179 (35%) and JPMorgan Chase were $1,503 (13%) of total gold sales. In 2021, sales to Standard Chartered were $4,634 (38%) and JPMorgan Chase were $2,002 (17%) of total gold sales. In 2020 sales to JPMorgan Chase were $2,775 (24%) and Standard Chartered were $2,737 (24%) of total gold sales.
The Company sells silver, lead, zinc and copper predominantly in the form of concentrates which are sold directly to smelters located in Asia, North America, and Europe. The concentrates are sold under a combination of short-term and long-term supply contracts with processing fees based on the demand for these concentrates in the global marketplace.
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
The Company’s Reclamation and remediation expense consisted of:

	Years Ended December 31,
	2022	2021	2020
Reclamation adjustments and other	$646	$1,633	$180
Reclamation accretion	173	125	134
Reclamation expense	819	1,758	314

Remediation adjustments and other	96	82	46
Remediation accretion	6	6	6
Remediation expense	102	88	52
Reclamation and remediation	$921	$1,846	$366
In 2022, reclamation adjustments were primarily due to higher estimated closure costs resulting from cost inflation and increased water management costs at portions of the Yanacocha and Porcupine site operations that are no longer in production and with no expected substantive future economic value (i.e., non-operating) that resulted in increases of $529 and $91, respectively. In 2021, reclamation adjustments were primarily comprised of $1,554 related to non-operating portions of the Yanacocha site. In 2020, reclamation adjustments primarily related to increased lime consumption and water treatment costs at non-operating Yanacocha sites and an update to the project cost estimates at non-operating Porcupine sites that resulted in increases of $152 and $16, respectively.
In 2022, remediation adjustments are primarily due to higher waste disposal costs and project execution delays at the Midnite mine and Dawn mill sites. In 2021, remediation adjustments are primarily due to revisions to estimated construction costs of the water treatment plant at the Midnite mine and higher estimated closure cost arising from recent tailings management review and monitoring requirements set forth by GISTM. In 2020, remediation adjustments primarily related to project execution delays due to COVID-19 and updated project cost estimates at the Midnite mine and Dawn mill sites of $27 and other remediation project spend at other sites.
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation	Remediation	Total
Balance at January 1, 2021	$3,719	$313	$4,032
Additions, changes in estimates and other	2,045	67	2,112
Acquisitions and divestitures	(3)	1	(2)
Payments, net	(118)	(43)	(161)
Accretion expense	125	6	131
Balance at December 31, 2021	5,768	344	6,112
Additions, changes in estimates and other	981	79	1,060
Payments, net	(191)	(56)	(247)
Accretion expense	173	6	179
Balance at December 31, 2022	$6,731	$373	$7,104

	At December 31,
	2022			2021
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$482	$44	$526	$213	$60	$273
Non-current (2)	6,249	329	6,578	5,555	284	5,839
Total (3)	$6,731	$373	$7,104	$5,768	$344	$6,112
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities. Refer to Note 22.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities includes $3,722 and $3,250 related to Yanacocha at December 31, 2022 and 2021, respectively.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 34% greater or —% lower than the amount accrued at December 31, 2022. The

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are included in Other current liabilities and Reclamation and remediation liabilities in the period estimates are revised.
Included in Other non-current assets at December 31, 2022 and 2021 are $62 and $49 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2022 and 2021 primarily relate to the Ahafo and Akyem mines in Ghana, Africa.
Included in Other non-current assets at December 31, 2022 and 2021 was $35 and $51, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2022 and 2021 primarily relate to the San Jose Reservoir in Peru, South America.
Refer to Note 25 for further discussion of reclamation and remediation matters.
NOTE 6     IMPAIRMENT CHARGES

	Year Ended December 31,
	2022			2021		2020
	Long-lived and other assets (1)	Goodwill	Total	Long-lived and other assets (1)	Total	Long-lived and other assets (1)	Total
North America (2)	$515	$341	$856	$5	$5	$25	$25
South America (3)	1	459	460	5	5	5	5
Australia	2	—	2	3	3	2	2
Africa	1	—	1	3	3	7	7
Nevada	1	—	1	—	—	8	8
Corporate and Other	—	—	—	9	9	2	2
	$520	$800	$1,320	$25	$25	$49	$49
____________________________
(1)Primarily relates to non-cash write-downs of various assets that are no longer in use, except for certain impairment charges described below.
(2)Primarily consists of impairment charges related to Property, plant and mine development, net at CC&V and Goodwill at Porcupine for the year ended December 31, 2022. See below for further information.
(3)Primarily consists of impairment charges related to Goodwill at Cerro Negro for the year ended December 31, 2022. See below for further information.
The estimated cash flows utilized in both the long-lived asset and goodwill impairment evaluations are derived from the Company's current business plans. In the fourth quarter of 2022, the Company completed its annual business plan update which reflected certain adverse changes in market conditions, including inflationary pressures to costs and capital, strategic evaluation regarding the use of capital, and updates to asset retirement costs.
Impairment of long-lived and other assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the fourth quarter of 2022, the Company determined that an impairment indicator existed at CC&V, in the North America segment. This determination was based on the updated business plan, which reflected a deterioration in underlying cash flows from lower production, impacted by the decision to place the mill on long-term care and maintenance, higher costs due to inflationary pressures, as well as an increase to the asset retirement cost. As a result of the impairment indicator, a recoverability test was performed and the Company concluded the long-lived assets at CC&V were impaired resulting in a non-cash impairment charge of $511 and a remaining balance of $25 within Property, plant and mine development, net at December 31, 2022.
The Company measured the impairment by comparing the total fair value of the existing operations to the carrying value of the corresponding assets. The estimated fair value was determined using the income approach and is considered a non-recurring level 3 fair value measurement. Significant inputs to the fair value measurement included (i) updated cash flow information from the Company's current business and closure plans, (ii) a short-term gold price of $1,750, (iii) a long-term gold price of $1,600, (iv) current estimates of reserves, resources, and exploration potential, and (v) a country specific pre-tax discount rate of 6.75%.
Impairment of goodwill
The Company evaluates its goodwill for impairment annually at December 31 or when events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing. At December 31, 2022, the Company performed a quantitative goodwill test for all the reporting units in the North America and South America segments. Based on these tests, the Company concluded that Goodwill was impaired at the Porcupine reporting unit, in the North America segment, and the Cerro Negro reporting unit, in the South America

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
segment. The Porcupine goodwill impairment was driven by a deterioration in underlying cash flows from higher costs due to inflationary pressures and higher capital costs related to safety enhancements and the expansion of the active tailings storage facility, ensuring GISTM compliance, as well as an increase to the asset retirement cost, and resulted in a non-cash impairment charge of $341, which represented the full goodwill balance of the reporting unit prior to impairment. The Cerro Negro goodwill impairment was driven by a 14% country specific discount rate that reflects current macroeconomic risk and uncertainty in Argentina, and resulted in a non-cash impairment charge of $459, which represented the full goodwill balance of the reporting unit prior to impairment. The long-lived assets of Porcupine and Cerro Negro were evaluated for impairment prior to the quantitative goodwill test and no impairment was identified.
The Company measured the impairments by comparing the total fair value of the existing operations to the corresponding reporting unit carrying value. The estimated fair value was determined using the income approach and is considered a non-recurring level 3 fair value measurement. Significant inputs to the fair value measured included (i) updated cash flow information from the Company's current business and closure plans, (ii) a short-term gold price of $1,750, (iii) a long-term gold price of $1,600, (iv) current estimates of reserves, resources, and exploration potential, and (v) a country specific discount rate of 4.50% in Canada and 14% in Argentina.
NOTE 7     OTHER EXPENSE, NET

	Year Ended December 31,
	2022	2021	2020
COVID-19 specific costs	$38	$87	$92
Settlement costs	22	11	58
Restructuring and severance	4	11	18
Care and maintenance costs (1)	—	8	178
Goldcorp transaction and integration costs	—	—	23
Other	18	26	15
Other expense, net	$82	$143	$384
____________________________
(1)The Company recognized additional non-cash care and maintenance costs included in Depreciation and amortization of $3 at Tanami for the year ended December 31, 2021. For the year ended December 31, 2020, the Company recognized additional non-cash care and maintenance costs included in Depreciation and amortization of $7 at Musselwhite, $16 at Éléonore, $28 at Peñasquito, $7 at Yanacocha and $30 at Cerro Negro.
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred, including but not limited to contributions to the Newmont Global Community Support Fund, additional health screenings, incremental travel, security and employee related costs as well as various other incremental costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. The Company established the Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. For the years ended December 31, 2022, 2021, and 2020, $3, $3 and $11 were distributed from this fund, respectively.
Settlement costs. Settlement costs primarily relate to legal and other settlements, voluntary contributions, and other related costs.
Restructuring and severance. Restructuring and severance primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company for all periods presented.
Care and maintenance costs. Care and maintenance costs represent direct operating costs incurred during the period the sites were temporarily placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic.
Goldcorp transaction and integration costs. Goldcorp transaction and integration costs for the year ended December 31, 2020 primarily include integration activities and related investment banking and legal costs, severance, accelerated share award payments and consulting services.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8     GAIN ON ASSET AND INVESTMENT SALES, NET

	Year Ended December 31,
	2022	2021	2020
Sale and formation of MARA	$61	$—	$6
Sale of La Zanja (1)	(45)	—	—
Sale of royalty interests (2)	9	—	75
Sale of Kalgoorlie	—	83	493
Exchange of Lone Tree	—	79	—
Sale of TMAC	—	42	—
Sale of Continental	—	—	91
Sale of Red Lake	—	—	9
Other	10	8	3
Gain on asset and investment sales, net	$35	$212	$677
____________________________
(1)Refer to Note 1 for further information related to the sale of La Zanja.
(2)Primarily related to the sale of certain royalty interests at NGM in 2022 and to Maverix Metals Inc. ("Maverix") in 2020. Refer to Note 15 for further information related to the sale of certain royalty interests to Maverix.
Sale and formation of MARA. In December 2020, the Company contributed its 37.5% ownership interest in Alumbrera in exchange for 18.75% ownership interest in Minera Agua Rica Alumbrera Limited ("MARA"), a joint venture with Glencore International AG (“Glencore”) and Yamana Gold Inc. (“Yamana”) consisting of the Alumbrera mine and the Agua Rica project, located in Argentina. The 18.75% ownership interest in MARA was accounted for as an equity security under the measurement alternative and the transaction resulted in a gain of $6 for the year ended December 31, 2020.
In November 2022, the Company sold all of its 18.75% ownership interest in MARA to Glencore for a purchase price of $125 cash consideration and a $30 deferred payment, which is due upon successfully reaching commercial production and otherwise subject to a 6% annual interest, up to a maximum deferred payment of $50. The transaction resulted in a gain of $61 for the year ended December 31, 2022.
Sale of Kalgoorlie. On January 2, 2020, the Company completed the sale of its 50% interest in Kalgoorlie Consolidated Gold Mines (“Kalgoorlie”), included as part of the Australia segment, to Northern Star Resources Limited (“Northern Star”). Pursuant to the terms of the agreement, the Company received cash proceeds of $800. The proceeds were inclusive of a $25 payment that gave Northern Star specified exploration tenements, transitional services support and an option to negotiate exclusively for the purchase of Newmont’s Kalgoorlie power business for fair market value. In December 2021, the Company completed the sale of the Kalgoorlie power business to Northern Star for proceeds of $95, inclusive of the $25 deposit received in 2020 and $70 in cash proceeds received in 2021.
Exchange of Lone Tree. On October 14, 2021, NGM and i-80 Gold Corp completed an exchange transaction pursuant to which NGM acquired the remaining 40% interest in the South Arturo property, obtained an option to acquire the adjacent Rodeo Creek exploration property, received contingent consideration of up to $50 on meeting specific production targets, and obtained the release of NGM bonds in contemplation of i-80 bonding, in exchange for the Lone Tree and Buffalo mountain properties and related infrastructure. As a result of the exchange, the Lone Tree property was remeasured to fair value resulting in the recognition of a gain of $79 by the Company which represents its 38.5% interest in NGM.
Sale of TMAC. During the first quarter of 2021, the Company sold all of its outstanding shares of in TMAC Resources, Inc. ("TMAC"), which had a carrying value of $13, to Agnico Eagle Mines Ltd for cash consideration of $55.
Sale of Continental. On March 4, 2020, the Company completed the sale of its entire interest in Continental Gold, Inc. ("Continental"), including its convertible debt, to Zijin Mining Group. Pursuant to the terms of the agreement, the Company received cash proceeds of $253.
Sale of Red Lake. On March 31, 2020, the Company completed the sale of the Red Lake complex in Ontario, Canada, included in the Company’s North America segment, to Evolution Mining Limited. Pursuant to the terms of the agreement, the Company received total consideration of $429, including cash proceeds of $375, $15 towards working capital (received in cash in the second quarter of 2020), and the potential to receive contingent payments of up to an additional $100 tied to new mineralization discoveries over a fifteen year period. The contingent payments are considered an embedded derivative with a fair value of $39 and $42 at December 31, 2022 and December 31, 2021, respectively. For further information, refer to Note 13.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2022	2021	2020
Pension settlements (1)	$(137)	$(4)	$(92)
Interest	78	18	24
Change in fair value of investments (2)	(46)	(135)	252
Foreign currency exchange, net	(5)	23	(73)
Charges from debt extinguishment	—	(11)	(77)
Impairment of investments (3)	—	(1)	(93)
Other (4)	48	23	27
Other income (loss), net	$(62)	$(87)	$(32)
____________________________
(1)Represents pension settlement charges due to the pension annuitization in 2022 and lump sum payments to participants. For additional information regarding pension and other post-employment benefits, refer to Note 11.
(2)Primarily represents unrealized holding gains and losses related to the Company's investments in current and non-current marketable equity securities.
(3)Primarily consists of an other-than-temporary impairment on the carrying value of TMAC of $93 for the year ended December 31, 2020.
(4)Primarily consists of insurance proceeds and certain pension costs in 2022.
Charges from debt extinguishment. In 2021, the Company recorded charges from debt extinguishment of $11 related to the early redemption of its Senior Notes due March 15, 2022 ("2022 Senior Notes") and the debt tender offer of its Newmont Senior Notes due March 15, 2023 (“2023 Newmont Senior Notes”) and its Goldcorp Senior Notes due March 15, 2023 (“2023 Goldcorp Senior Notes”). In 2020, the Company recorded charges from debt extinguishment of $69 related to the debt tender offer of its 2022 Senior Notes, its 2023 Newmont Senior Notes and its 2023 Goldcorp Senior Notes, and a loss of $8 related to the forward starting swaps associated with the 2022 Senior Notes, reclassified from Accumulated other comprehensive income (loss).
NOTE 10     INCOME AND MINING TAXES
The Company’s Income and mining tax benefit (expense) consisted of:

	Year Ended December 31,
	2022	2021	2020
Current:
United States	$(47)	$(71)	$(35)
Foreign	(686)	(1,136)	(891)
	(733)	(1,207)	(926)
Deferred:
United States	236	5	72
Foreign	42	104	150
	278	109	222
Income and mining tax benefit (expense)	$(455)	$(1,098)	$(704)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Income (loss) before income and mining tax and other items consisted of:

	Year Ended December 31,
	2022	2021	2020
United States	$(566)	$247	$631
Foreign	515	861	2,512
Income (loss) before income and mining tax and other items	$(51)	$1,108	$3,143
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Years Ended December 31,
	2022		2021		2020
Income (loss) before income and mining tax and other items		$(51)		$1,108		$3,143

U.S. Federal statutory tax rate	21%	$11	21%	$(233)	21%	$(660)
Reconciling items:
Percentage depletion	90	46	(7)	71	(2)	77
Change in valuation allowance on deferred tax assets	(569)	(290)	38	(419)	6	(186)
Rate differential for foreign earnings indefinitely reinvested	(151)	(77)	10	(108)	8	(268)
Mining and other taxes (net of associated federal benefit)	(231)	(118)	15	(173)	5	(151)
Uncertain tax positions (1)	261	133	9	(99)	(1)	21
Goodwill write-downs	(482)	(246)	—	—	—	—
Expiration of U.S. capital losses and foreign tax credits	(61)	(31)	14	(152)	—	—
Transactions	100	51	—	5	(11)	353
Other (2)	130	66	(1)	10	(4)	110
Income and mining tax benefit (expense)	(892)%	$(455)	99%	$(1,098)	22%	$(704)
____________________________
(1)Includes net tax benefit of $125, primarily consisting of a reduction in the related uncertain tax position of $95 and a valuation release of $29 for the full settlement with the Mexican Tax Authority entered into during the second quarter of 2022.
(2)Primarily consists of the impact of foreign exchange and earnings, the U.S. tax effect of minority interest attributable to non-U.S. investees, and the impact of return to provision adjustments.
Factors that Significantly Impact Effective Tax Rate (Other than Factors Described Separately Below)
Percentage depletion allowances (tax deductions for depletion that may exceed the tax basis in the mineral reserves) are available to the Company under the income tax laws of the United States for operations conducted in the United States or through branches and partnerships owned by U.S. subsidiaries included in the consolidated United States income tax return. These deductions are highly sensitive to the price of gold and other metals produced by the Company.
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
In the U.S., capital losses may be carried forward five years to offset capital gains. Capital loss carryforwards of $—, $152, and $—, expired in 2022, 2021 and 2020, respectively. The Company carries a full valuation allowance on U.S. capital losses.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2022	2021
Deferred income tax assets:
Property, plant and mine development	$887	$928
Inventory	94	87
Reclamation and remediation	1,702	1,500
Net operating losses, capital losses and tax credits	1,978	1,908
Investment in partnerships and subsidiaries	—	26
Employee-related benefits	75	146
Derivative instruments and unrealized loss on investments	54	74
Foreign Exchange and Financing Obligations	67	62
Silver Streaming Agreement	246	311
Other	202	124
	5,305	5,166
Valuation allowances	(3,994)	(3,791)
	$1,311	$1,375
Deferred income tax liabilities:
Property, plant and mine development	$(2,176)	$(2,409)
Inventory	(62)	(58)
Investment in partnerships and subsidiaries	(615)	(730)
Other	(94)	(53)
	(2,947)	(3,250)
Net deferred income tax assets (liabilities)	$(1,636)	$(1,875)
These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.
Valuation of Deferred Tax Assets
The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, a new valuation allowance has been recorded in Argentina. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present or if additional weight were given to subjective evidence such as our projections for growth.
During 2022, the Company recorded an increase to the valuation allowance of $261 to tax expense, primarily driven by an addition in the U.S. relating to capital loss utilization, an increase in the Yanacocha reclamation obligation in Peru, and a new valuation allowance established in Argentina. This was partially offset by a release for expiration of foreign tax credit carryforwards. There were additional valuation allowance decreases related to other components of the financial statements of $58.
Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.
Tax Loss Carryforwards, Foreign Tax Credits, and Canadian Tax Credits
At December 31, 2022 and 2021, the Company had (i) $1,963 and $2,020 of net operating loss carry forwards, respectively; and (ii) $615 and $669 of tax credit carry forwards, respectively. At December 31, 2022 and 2021, $649 and $586, respectively, of net operating loss carry forwards are attributable to the U.S., Australia and France for which current tax law provides no expiration period. The net operating loss carry forward in Canada of $888 will expire by 2042. The net operating loss carryforward in Mexico of $160 will expire in 2032. The net operating loss carry forward in other countries is $266.
Tax credit carry forwards for 2022 and 2021 of $463 and $510, respectively, consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2029. Canadian tax credits for 2022 and 2021 of $152 and $159, respectively, consist of investment tax credits and minimum mining tax credits. Canadian investment tax credits of $78 will substantially expire by 2036, mining tax credits of $9 will expire by 2042, and the other Canadian tax credits of $64 do not expire.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Company’s Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

	2022	2021	2020
Total amount of gross unrecognized tax benefits at beginning of year	$245	$237	$326
Additions (reductions) for tax positions of prior years	(1)	36	(33)
Additions for tax positions of current year	—	—	4
Reductions due to settlements with taxing authorities	(53)	(26)	(58)
Reductions due to lapse of statute of limitations	(1)	(2)	(2)
Total amount of gross unrecognized tax benefits at end of year	$190	$245	$237
At December 31, 2022, 2021 and 2020, $219, $335 and $369, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.
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
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter. The Company and the ATO continue to provide support to the Court for their respective positions and during the fourth quarter of 2022 the Court agreed that the Company has until 30 June 2023 to submit its final evidence. A provisional Court date has been set for the third quarter of 2024.
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
The Company and/or subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2016. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $60 and $100 in the next 12 months.
The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of Income and mining tax benefit (expense). At December 31, 2022 and 2021, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $77 and $138, respectively. During 2022, 2021, and 2020 the Company released $61, $8 and $20 of interest and penalties, respectively, through the Consolidated Statements of Operations.
Other
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11 EMPLOYEE-RELATED BENEFITS

	At December 31,
	2022	2021
Current:
Accrued payroll and withholding taxes	$310	$339
Workers’ participation and other bonuses	56	18
Other post-retirement benefit plans	6	6
Accrued severance	4	2
Employee pension benefits	3	4
Other employee-related payables	20	17
	$399	$386
Non-current:
Accrued severance	$208	$278
Other post-retirement benefit plans	60	78
Employee pension benefits	38	45
Other employee-related payables	36	38
	$342	$439
Pension and Other Benefit Plans
The Company provides a defined benefit pension plan to eligible employees. Benefits are generally based on years of service and the employee’s annual compensation. Various international pension plans are based on local laws and requirements. Pension costs are determined annually by independent actuaries and pension contributions to the U.S. qualified plans are made based on funding standards established under the Employee Retirement Income Security Act of 1974, as amended.
The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2022 and 2021:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,040	$1,117	$84	$90
Service cost	15	15	1	1
Interest cost	19	30	3	3
Actuarial loss (gain)	(178)	(32)	(19)	(6)
Settlement payments	(557)	(13)	—	—
Foreign currency exchange (gain) loss	(3)	—	—	—
Benefits paid	(25)	(77)	(3)	(4)
Projected benefit obligation at end of year	$311	$1,040	$66	$84
Accumulated benefit obligation	$294	$1,017	$66	$84
Change in fair value of assets:
Fair value of assets at beginning of year	$1,014	$986	$—	$—
Actual return (loss) on plan assets	(125)	77	—	—
Employer contributions	7	41	3	4
Foreign currency exchange (gain) loss	(3)	—	—	—
Settlement payments	(557)	(13)	—	—
Benefits paid	(25)	(77)	(3)	(4)
Fair value of assets at end of year	$311	$1,014	$—	$—
(Unfunded) funded status, net:	$—	$(26)	$(66)	$(84)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$41	$23	$—	$—
Employee-related benefits, current	(3)	(4)	(6)	(6)
Employee-related benefits, non-current	(38)	(45)	(60)	(78)
Net amounts recognized	$—	$(26)	$(66)	$(84)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s qualified pension plan is funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2023.
As of December 31, 2022, all pension benefit plans had accumulated benefit obligations in excess of the fair value of assets with the exception of one defined benefit pension plan in the U.S. and one defined benefit pension plan in Canada. The fair value of the plan assets associated with these pension benefit plans was in excess of the related accumulated benefit obligations. As of December 31, 2021, all pension benefit plans had accumulated benefit obligations in excess of the fair value of assets with the exception of one defined benefit pension plan in the U.S. and one defined benefit pension plan in Canada. The following table provides information for the Company's defined benefit pensions plans that had aggregate accumulated benefit obligations in excess of plan assets at December 31:

	Pension Benefits (1)
	2022	2021
Accumulated benefit obligation	$37	$43
Projected benefit obligation	$42	$50
Fair value of plan assets	$1	$1
____________________________
(1)Information for other benefit plans with an accumulated benefit obligations in excess of plan assets has not been included as all of the other benefit plans are unfunded.
The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.
The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries ("SOA"). The Company utilized the Pri-2012 mortality tables and the MP-2021 generational projection scale to measure the pension and other post retirement obligations as of December 31, 2021. In 2022, the SOA announced they would not release a new generational projection scale and instead updated the Mortality Improvement Model ("MIM") tool with the ability to optionally input mortality loads to model differing viewpoints of the ongoing effect of COVID. The Company utilized the Pri-2012 mortality tables and the MP-2021 generational projection scales, with no adjustment for COVID due to the Company not experiencing material mortality gain due to COVID, to measure the pension and other post retirement obligations as of December 31, 2022.
Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 5.63% and 3.06% at December 31, 2022 and 2021, respectively, based on the timing of future benefit payments.
Actuarial gains of $197 and $38 were recognized in the years ended December 31, 2022 and 2021, respectively, primarily due to an increase in discount rate from the prior year.
Settlement accounting is required when annual lump sum payments exceed the annual interest and service costs for a plan and results in a remeasurement of the related pension benefit obligation and plan assets and the recognition of settlement charges in Other income (loss), net due to the acceleration of a portion of unrecognized actuarial losses. Lump sum payments are primarily made from the plan assets. Settlement accounting was triggered for the periods ended December 31, 2022, 2021 and 2020 resulting in pension settlement charges of $137, $4 and $92, respectively.
For the period ended December 31, 2022, pension settlement charges primarily resulted from the Company executing an annuitization to transfer a portion of the pension plan obligations from the Company's U.S. qualified defined benefit pension plans to an insurance company using plan assets during the first quarter of 2022. As a result, $527 of the previously recognized pension obligations were transferred and settlement accounting was triggered which resulted in the recognition of a non-cash settlement loss of $130 in Other income (loss), net. In December 2022, the Company received the final true-up from the insurance company for the annuitization, which had an inconsequential impact on the settlement.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the net pension and other benefits amounts recognized in Accumulated other comprehensive income (loss):

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2022	2021	2022	2021
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	$(76)	$(240)	$29	$11
Prior service credit	12	17	1	2
	(64)	(223)	30	13
Less: Income taxes	13	46	(6)	(2)
Total	$(51)	$(177)	$24	$11
The following table provides components of the total benefit cost (income), inclusive of the net periodic pension and other benefits costs (credits):

	Pension Benefit Costs (Credits)			Other Benefit Costs (Credits)
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Pension benefit cost (income), net: (1)
Service cost	$15	$15	$17	$1	$1	$1
Interest cost	19	30	36	3	3	3
Expected return on plan assets	(35)	(59)	(61)	—	—	—
Amortization, net	2	29	29	(3)	(2)	(1)
Net periodic benefit cost (income)	$1	$15	$21	$1	$2	$3
Settlement cost	137	4	92	—	—	—
Total benefit cost (income)	$138	$19	$113	$1	$2	$3
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income (loss), net.
The following table provides the components recognized in Other comprehensive income (loss):

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Net loss (gain)	$(20)	$(48)	$60	$(20)	$(5)	$4
Amortization, net	(2)	(29)	(29)	3	2	1
Settlements	(137)	(4)	(92)	—	—	—
Total recognized in other comprehensive income (loss)	$(159)	$(81)	$(61)	$(17)	$(3)	$5
Total benefit cost (credit) and other comprehensive income (loss)	$(21)	$(62)	$52	$(16)	$(1)	$8
Actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service period of the current active participants.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The significant assumptions used in measuring the Company’s Total benefit cost (income) and other comprehensive income (loss) were discount rate and expected return on plan assets:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate (1)	4.09%	2.77%	3.49%	3.03%	2.70%	3.49%
Expected return on plan assets	6.75%	6.75%	6.75%	N/A	N/A	N/A
____________________________
(1)Total benefit cost (income) and other comprehensive income (loss) for the Company's U.S. qualified defined benefit pension plan was remeasured due to the settlement accounting required from the retiree annuity purchase on March 25, 2022. The discount rate used for determining the Total benefit cost (income) and other comprehensive income (loss) reflected 3.03% from January 1, 2022 through March 25, 2022 and 4.09% from March 26, 2022 through December 31, 2022.
The expected long-term return on plan assets used for each period in the three years ended December 31, 2022 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2022, Newmont has estimated the expected long-term return on plan assets to be 6.50% which will be used in determining future net periodic benefit cost. The Company determines the long-term return on plan assets by considering the most recent capital market forecasts, the plans’ current asset allocation and the actual return on plan assets in comparison to the expected return on assets. The average actual return on plan assets during the 34 years ended December 31, 2022 approximated 7.54%.
Newmont has two pension calculations for salaried U.S. employees. The first is a “Final Average Pay” pension calculation which pays a monthly amount to employees in retirement based, in part, on their highest five year eligible earnings and years of credited service. The second is the “Stable Value” calculation which is defined as a lump sum payment to employees upon retirement. The amount of the lump sum is the total of annual accruals based on the employee’s eligible earnings and years of service. The benefits accrued under the Final Average Pay formula were frozen on June 30, 2014 for those eligible employees. Beginning July 1, 2014, all future accruals are based on the terms and features of the Stable Value calculation.
The pension plans employ an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2022 and the actual asset allocation at December 31, 2022.

Asset Allocation	Target	Actual at December 31, 2022
U.S. equity investments	11%	10%
International equity investments	12%	12%
World equity fund (U.S. and International equity investments)	20%	19%
High yield fixed income investments	4%	4%
Fixed income investments	45%	44%
Cash equivalents	—%	1%
Other	8%	10%
The following table sets forth the Company’s pension plan assets measured at fair value:

	Fair Value at December 31,
	2022	2021
Cash and cash equivalents	$3	$4
Commingled funds	308	1,010
Total	$311	$1,014
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
The assumed health care trend rate used to measure the expected cost of benefits is 6.50% in 2023 and decreases gradually each year to 5.00% in 2029, which is used thereafter.
Cash Flows
Benefit payments expected to be paid to plan participants are as follows:

	Pension Plan	Other Benefits Plan
2023	$17	$6
2024	$18	$6
2025	$18	$6
2026	$21	$6
2027	$22	$6
2028 through 2032	$125	$27
Savings Plans
The Company has one qualified defined contribution savings plan in the U.S. that covers salaried and hourly employees. When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of eligible earnings. Hourly employees receive an additional retirement contribution to the participant’s retirement contribution account equal to an amount which is paid and determined by the Company. Currently, the additional retirement contribution is 5% of eligible earnings. Matching contributions are made in cash. In addition, the Company has one non-qualified supplemental savings plan for executive-level employees whose benefits under the qualified plan are limited by federal regulations.
NOTE 12 STOCK-BASED COMPENSATION
The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include RSUs and PSUs. The Company issues new shares of common stock to satisfy option exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2022, 22,721,107 shares were authorized for future stock incentive plan awards.
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
The grant date fair value of the market conditions for each PSU granted in 2022, 2021 or 2020 was determined using a Monte Carlo valuation model, which requires the input of the following subjective assumptions:

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.61%	0.22%	1.21%
Volatility range	31.78% - 81.77%	31.41% - 76.72%	24.71% - 43.91%
Weighted-average volatility	54.89%	53.05%	35.38%
Expected term (years)	3	3	3
Weighted-average fair market value	$77.00	$65.41	$59.24
The risk-free interest rates are based on a U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of the Company's stock as well as the stock of the peer group for the three-year performance period.
Goldcorp Employee Stock Options
In connection with Newmont's acquisition of Goldcorp in 2019, the Company exchanged 3.6 million outstanding Goldcorp options for 1.2 million Newmont options with the right to exercise each Newmont option for one share of Newmont common stock. At December 31, 2021, there were 313,855 options outstanding and exercisable with a weighted average exercise price of $56.61. During 2022, 254,125 options were exercised with a weighted average exercise price of $58.25. During 2022, 12,683 options expired with a weighted average exercise price of $61.97. At December 31, 2022, there were 47,047 options outstanding and exercisable, at a weighted average exercise price of $46.33 and a weighted average remaining contractual life of 0.2 years.
Stock-Based Compensation Activity
A summary of the status and activity of non-vested RSUs and PSUs for the year ended December 31, 2022 is as follows:

	RSU		PSU
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	1,791,994	$51.06	1,343,953	$55.91
Granted	1,061,330	$60.88	772,062	$64.06
Vested	(981,184)	$47.76	(705,160)	$42.34
Forfeited	(172,404)	$61.27	(209,099)	$67.78
Non-vested at end of year	1,699,736	$58.07	1,201,756	$67.05
The total intrinsic value and fair value of RSUs that vested in 2022, 2021 and 2020 was $62, $72 and $81, respectively. The total intrinsic value and fair value of PSUs that vested in 2022, 2021 and 2020 was $47, $21 and $42, respectively.
Cash flows resulting from excess tax benefits are classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded $5, $3 and $1 in excess tax benefits for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022, there was $52 and $31 of unrecognized compensation costs related to the unvested RSUs and PSUs, respectively. This cost is expected to be recognized over a weighted average period of approximately 2 years.
The Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation:
Restricted stock units	$49	$47	$51
Performance leveraged stock units	24	25	21
Other (1)	3	—	12
Total	$76	$72	$84
____________________________
(1)For the year ended December 31, 2022, other includes the Company's proportionate share of NGM stock compensation. For the year ended December 31, 2020, other includes Goldcorp phantom restricted share units and Goldcorp performance share units. These awards have a cash settlement provision. The Company recognizes the liability and expense for these awards ratably over the requisite service period giving effect to the adjusted fair value at the end of each reporting period.

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

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$2,877	$2,877	$—	$—
Restricted cash	67	67	—	—
Time deposits and other (Note 15)	846	—	846	—
Trade receivables from provisional concentrate sales, net	364	—	364	—
Long-lived assets (Note 6)	25	—	—	25
Marketable and other equity securities (Note 15)	260	250	10	—
Restricted marketable debt securities (Note 15)	27	23	4	—
Restricted other assets (Note 15)	8	8	—	—
Contingent consideration assets (Note 14)	188	—	—	188
Derivative assets (Note 14)	20	—	20	—
	$4,682	$3,225	$1,244	$213
Liabilities:
Debt (2)	$5,136	$—	$5,136	$—
Contingent consideration liabilities (Note 14)	3	—	—	3
	$5,139	$—	$5,136	$3

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$4,992	$4,992	$—	$—
Restricted cash	101	101	—	—
Trade receivables from provisional concentrate sales, net	297	—	297	—
Assets held for sale (Note 1)	68	—	68	—
Marketable and other equity securities (Note 15) (3)	335	318	17	—
Restricted marketable debt securities (Note 15)	35	28	7	—
Restricted other assets (Note 15)	16	16	—	—
Contingent consideration assets (Note 14)	171	—	—	171
	$6,015	$5,455	$389	$171
Liabilities:
Debt (2)	$6,712	$—	$6,712	$—
Contingent consideration liabilities (Note 14)	5	—	—	5
Other	6	—	6	—
	$6,723	$—	$6,718	$5
____________________________
(1)Cash and cash equivalents at December 31, 2022 include time deposits that have an original maturity of three months or less.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,571 and $5,652 at December 31, 2022 and December 31, 2021, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
(3)Excludes certain investments accounted for under the measurement alternative.
The Company’s cash and cash equivalents and restricted cash (which includes restricted cash and cash equivalents) are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets and are primarily money market securities and U.S. Treasury securities.
The Company's time deposits and other primarily consists of time deposits with an original maturity of more than three months but less than one year and are classified within Level 2 of the fair value hierarchy as they are carried at amortized cost.
The Company’s net trade receivables from provisional metal concentrate sales, which contain an embedded derivative and are subject to final pricing, are valued using quoted market prices based on forward curves for the particular metal. As the contracts themselves are not traded on an exchange, these receivables are classified within Level 2 of the fair value hierarchy.
The Company's assets held for sale consist of the Conga mill assets to be sold under a binding agreement entered into during the third quarter of 2021. The assets are classified as non-recurring within Level 2 of the fair value hierarchy. Refer to Note 1 for further information.
The Company's long-lived assets consist of long-lived assets at CC&V, in the North America segment, that were subject to fair value measurement as a result of impairment tests performed for the year ended December 31, 2022. The Company performed a non-recurring fair value measurement, classified as Level 3 of the fair value hierarchy, in connection with recoverability and impairment tests performed over long-lived assets and goodwill for all reporting units. Impairment charges related to goodwill were for the full goodwill balance at Porcupine, in the North America segment, and Cerro Negro, in the South America segment, resulting in no remaining balance at December 31, 2022. For further information regarding management’s assessment of these certain long-lived assets and goodwill reporting units, including the assumptions utilized in determining the fair value, refer to Note 6.
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
The Company’s marketable and other equity securities without readily determinable fair values consists of the Company’s ownership in warrants in publicly traded companies. Warrants are valued using a Black-Scholes model using quoted market prices in active markets of the underlying securities. As the warrants themselves are not traded on the exchange, these equity securities are classified within Level 2 of the fair value hierarchy. At December 31, 2022 and 2021, these warrants are included in the "Time deposits and other" and the "Marketable and other equity securities" line items in the tables presented above, respectively.
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
The contingent consideration assets and liabilities are classified within Level 3 of the fair value hierarchy. Changes in the discount rate will result in an inverse impact to the estimated fair value of the contingent consideration assets and liabilities. For certain contingent consideration assets, a change in copper price will result in a corresponding impact to the estimated fair value. Refer to Note 14 for further information.
The Company’s derivative instruments consist of fixed forward contracts. These derivative instruments are valued using pricing models. Valuation models require a variety of inputs, including contractual terms, market prices, forward curves, measures of volatility, and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2022 and December 31, 2021:

Description	At December 31, 2022	Valuation technique	Significant input	Range, point estimate or average
Long-lived assets	$25	Income approach	Various (1)	Various (1)
Contingent consideration assets	$188	Monte Carlo (2)	Discount rate (3)	8.75 - 29.59%
Contingent consideration liabilities	$3	Discounted cash flow	Discount rate (3)	5.56 - 7.08%
____________________________
(1)Refer to Note 6 for information on the assumptions and inputs specific to the non-recurring fair value measurements performed in connection with recoverability and impairment tests incurred for certain long-lived assets and goodwill reporting units.
(2)A Monte Carlo valuation model is used for the fair value measurement of the Batu Hijau contingent consideration asset. All other contingent consideration assets are valued using a probability-weighted discounted cash flow where the significant input is the discount rate.
(3)The weighted average discount rates used to calculate the Company’s contingent consideration assets and liabilities are 11.86% and 6.07%, respectively. Various other inputs including, but not limited to, metal prices and production profiles were utilized in determining the fair value of the individual contingent consideration assets.

Description	At December 31, 2021	Valuation technique	Significant input	Range, point estimate or average
Contingent consideration assets	$171	Monte Carlo (1)	Discount rate (2)	4.48 - 5.88%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (2)	2.48 - 3.35%
____________________________
(1)A Monte Carlo valuation model is used for the fair value measurement of the Batu Hijau contingent consideration asset. All other contingent consideration assets are valued using a probability-weighted discounted cash flow where the significant input is the discount rate.
(2)The weighted average discount rate used to calculate the Company’s contingent consideration assets and liabilities are 5.63% and 2.83%, respectively. Various other inputs including, but not limited to, metal prices, production profiles and new mineralization discoveries were utilized in determining the fair value of the individual contingent consideration assets.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent Consideration Assets (1)	Total Assets	Contingent Consideration Liabilities	Total Liabilities
Fair value at December 31, 2020	$119	$119	$—	$—
Additions and settlements	—	—	—	—
Revaluation	52	52	5	5
Fair value at December 31, 2021	$171	$171	$5	$5
Additions and settlements	1	1	—	—
Revaluation	16	16	(2)	(2)
Fair value at December 31, 2022	$188	$188	$3	$3
____________________________
(1)In 2022, the (loss) gain recognized on revaluation of $(2) and $18 are included in Other Income (loss), net and Net income (loss) from discontinued operations, respectively. In 2021, the gain recognized on revaluation is primarily included in Net income (loss) from discontinued operations.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 14 DERIVATIVE INSTRUMENTS
Hedging Instruments
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project included in the Company's Australia segment. The fixed forward contracts were transacted for risk management purposes. The Company has designated the fixed forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated Tanami Expansion 2 capital expenditures.
To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal.
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts will be reclassified to earnings immediately. For the foreign currency cash flow hedges related to the Tanami Expansion 2 project, amounts recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings through Depreciation and amortization after the project reaches commercial production.
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At December 31,
	2022	2021
Derivative Assets:
Foreign currency cash flow hedges, current (1)	$12	$—
Foreign currency cash flow hedges, non-current (2)	8	—
	$20	$—
____________________________
(1)Included in Other current assets in the Company’s Consolidated Balance Sheets.
(2)Included in Other non-current assets in the Company’s Consolidated Balance Sheets.
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Year Ended December 31,
	2022	2021	2020
Loss (gain) on cash flow hedges:
Interest rate contracts (1)	$6	$8	$17
Operating cash flow hedges (2)	—	1	2
	$6	$9	$19
____________________________
(1)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of the 2022 Senior Notes, 2035 Senior Notes, 2039 Senior Notes, and 2042 Senior Notes. The related gains and losses are reclassified from Accumulated Other Comprehensive Income (Loss) and amortized to Interest expense, net over the term of the respective hedged notes. During the years ended December 31, 2021 and December 31, 2020, $1 and $(8), respectively, was reclassified to Other income (loss), net as a result of the redemption and tender offers of the 2022 Senior Notes. Refer to Note 20 for additional information.
(2)Operating cash flow hedges relate to contracts entered into, and subsequently settled, to mitigate the variability of operating costs primarily related to diesel price fluctuations. The amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings as diesel costs are incurred. The gains (losses) recognized in earnings are included in Costs applicable to sales in the Company’s Consolidated Statement of Operations.
Contingent Consideration Assets and Liabilities
Contingent consideration assets and liabilities are comprised of contingent consideration to be received or paid by the Company in conjunction with various sales of assets and investments with future payment contingent upon certain milestones. These contingent consideration assets and liabilities are accounted for at fair value using discounted cash flow models and consist of financial instruments that meet the definition of a derivative, but are not designated for hedge accounting under ASC 815. Refer to Note 13 for further information regarding the fair value of the contingent consideration assets and liabilities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company had the following contingent consideration assets and liabilities at December 31, 2022 and 2021:

	At December 31,
	2022	2021
Contingent Consideration Assets: (1)
Batu Hijau and Elang (2)	$139	$121
Red Lake (3)	39	42
Maverix (4)	4	4
Other	6	4
	$188	$171

Contingent Consideration Liabilities: (5)
Galore Creek	$2	$3
Other	1	2
	$3	$5
____________________________
(1)Included in Other non-current assets in the Company’s Consolidated Balance Sheets.
(2)Contingent consideration related to the sale of PT Newmont Nusa Tenggara in 2016. Refer to Note 1 for additional information.
(3)Refer to Note 8 for further information on the contingent consideration asset related to Red Lake.
(4)Refer to Note 15 for further information on the contingent consideration assets related to Maverix.
(5)Included in Other non-current liabilities in the Company’s Consolidated Balance Sheets.
NOTE 15 INVESTMENTS

	At December 31,
	2022	2021
Time deposits and other investments:
Time deposits and other (1)	$846	$—
Marketable equity securities	34	82
	$880	$82

Non-current:
Marketable and other equity securities (2)(3)	$226	$307

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,435	$1,320
NuevaUnión Project (50.0%)	956	950
Norte Abierto Project (50.0%)	518	505
Maverix Metals Inc. (28.5%) (4)	143	160
Other	—	1
	3,052	2,936
	$3,278	$3,243

Non-current restricted investments: (5)
Marketable debt securities	$27	$35
Other assets	8	16
	$35	$51
____________________________
(1)At December 31, 2022, Time deposits and other includes time deposits with an original maturity of more than three months but less than one year, entered into during 2022, of $829, related accrued interest of $9, and warrants expiring in June 2023 related to Maverix of $8, recorded in the Maverix equity method investment balance at December 31, 2021.
(2)Includes $62 related to the Company's ownership interest in MARA at December 31, 2021. During the fourth quarter of 2022, the Company sold its 18.75% ownership interest in MARA, which was accounted for under the measurement alternative. Refer to Note 8 for additional information.
(3)Includes equity interest held in QuestEx Gold & Copper Ltd. (“QuestEx”) at December 31, 2021. During the second quarter of 2022, Skeena Resources Limited ("Skeena") acquired all of the issued and outstanding shares of QuestEx. Concurrently, the Company purchased certain properties acquired by Skeena for total consideration of $20.
(4)In January 2023, Maverix was fully acquired by Triple Flag Precious Metals Corporation ("Triple Flag"). The Company's ownership interest in the newly combined company will be accounted for as a marketable equity security. Refer to "Maverix Metals, Inc." below for further information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
(5)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, refer to Note 5.
Equity Method Investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the years ended 2022, 2021 and 2020 primarily consists of income of $102, $166 and $193, respectively, from the Pueblo Viejo mine.
See below for further information on the Company's equity method investments.
Pueblo Viejo
The Pueblo Viejo mine is located in the Dominican Republic and commenced operations in September 2014. Barrick operates and holds the remaining interest in the mine. At acquisition, the carrying value of Newmont’s equity investment in Pueblo Viejo was lower than the underlying net assets of its investment resulting in a basis difference, which is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine. As of December 31, 2022 the net basis difference was $251.
In June 2009, Goldcorp entered into a $400 shareholder loan agreement with Pueblo Viejo with a term of fifteen years. In April 2012, additional funding of $300 was issued to Pueblo Viejo with a term of twelve years. Both loans bear interest at 95% of LIBOR plus 2.95% which is compounded semi-annually in arrears on February 28 and August 31 of each year. The loans have no set repayment terms. Both loans were fully repaid in December 2022.
In November 2020, the Company and Barrick entered into an agreement with Pueblo Viejo to provide additional funding of up to $1,300 ($520 attributable to Newmont's 40% ownership interest) through a loan facility for the expansion of Pueblo Viejo's operations (“Loan Facility”). Under the terms of the agreement, the Company and Barrick will distribute funds based on their respective proportionate ownership interest in Pueblo Viejo. The Loan Facility bears interest at 95% of LIBOR plus 4.00% which is compounded semi-annually in arrears on February 28 and August 31 of each year. The Loan Facility will be provided in two tranches of $800 and $500, respectively. Unused proceeds under the first tranche will be available for use under the second tranche. The tranches mature February 28, 2032 and February 28, 2035, respectively. In October 2022, the Loan Facility was amended and now bears interest at 95% of the 6-month SOFR plus 4.25%.
As of December 31, 2022 and December 31, 2021, the Company had outstanding shareholder loans to Pueblo Viejo of $356 and $260, with accrued interest of $8 and $3, respectively. All loans receivable and accrued interest are included in the Pueblo Viejo equity method investment balance.
In September 2019, the Company and Barrick entered into a $70 revolving loan facility (“Revolving Facility”) to provide short-term financing to Pueblo Viejo. The Company will fund 40% of the borrowings based on its ownership interest in Pueblo Viejo. Under the terms of the Revolving Facility, borrowings earn interest at LIBOR plus 2.09% and expired on December 31, 2022. In October 2022, the Revolving Facility was amended to extend the expiration date to December 31, 2024 and now bears interest using the 3-month SOFR plus 2.24%. There were no borrowings outstanding under the Revolving Facility as of December 31, 2022 and December 31, 2021.
The Company purchases its portion (40.0%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $530 and $616 for the years ended December 31, 2022 and December 31, 2021, respectively. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of December 31, 2022 or December 31, 2021.
NuevaUnión
The NuevaUnión project is located in Chile and is currently in the Company’s development project pipeline. The project is jointly managed by Newmont and Teck Resources, who holds the remaining interest. At acquisition, the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment resulting in a basis difference. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared. As of December 31, 2022 the net basis difference was $67.
Norte Abierto
The Norte Abierto project is located in Chile and is currently in the Company’s development project pipeline. The project is jointly managed by Newmont and Barrick, who holds the remaining interest. Newmont owes deferred payments to Barrick to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. At December 31, 2022, there were $26 and $94 of deferred payments included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet, respectively. At December 31, 2021, there were $22 and $102 of deferred payments included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
At December 31, 2022 the carrying value of Newmont’s equity investment in Norte Abierto was lower than the underlying net assets of its investment by $209. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared.
Maverix Metals, Inc.
In 2020, the Company completed the sale of certain royalty interests to Maverix, with a carrying value of $—, for cash consideration and additional equity ownership in Maverix. The Company received total consideration of $75 from Maverix, consisting of $15 in cash and $60 in equity (12 million common shares at $5.02 per share). In addition, the Company will receive up to $15 in contingent cash payments payable upon completion of certain milestones. As of December 31, 2022, Newmont holds 28.5% equity ownership in Maverix.
In January 2023, Triple Flag acquired all of the issued and outstanding common shares of Maverix. At the time of close, Newmont held 28.5% of Maverix’s outstanding common shares. As a result of Triple Flag's acquisition of Maverix, the Company's shares and warrants in Maverix were converted to shares and warrants in Triple Flag resulting in 7.5% ownership. The ownership interest held in Triple Flag will be accounted for as a marketable equity security. A gain of approximately $65 is expected as a result of the share and warrant conversion and will be recognized in Gain on asset and investment sales, net in the first quarter of 2023.
NOTE 16     INVENTORIES

	At December 31,
	2022	2021
Materials and supplies	$750	$669
In-process	123	132
Concentrate	47	58
Precious metals	59	71
	$979	$930
NOTE 17     STOCKPILES AND ORE ON LEACH PADS

	At December 31, 2022			At December 31, 2021
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$480	$294	$774	$491	$366	$857
Non-current	1,391	325	1,716	1,442	333	1,775
Total	$1,871	$619	$2,490	$1,933	$699	$2,632
In 2022, the Company recorded write-downs of $156 and $53, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2022, $71 was related to NGM, $49 to Yanacocha, $45 to CC&V, $28 to Akyem, $12 to Ahafo, and $4 to Merian.
In 2021, the Company recorded write-downs of $45 and $19, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2021, $25 was related to Yanacocha, $21 to CC&V, and $18 to NGM.
In 2020, the Company recorded write-downs of $42 and $22, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2020, $40 was related to NGM and $24 to Yanacocha.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 18     PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable Life (in years)	At December 31, 2022			At December 31, 2021
		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land		$281	$—	$281	$260	$—	$260
Facilities and equipment (1)	1-26	19,044	(11,392)	7,652	18,829	(10,487)	8,342
Mine development	1-38	6,413	(3,787)	2,626	5,419	(3,133)	2,286
Mineral interests	1-38	13,276	(2,973)	10,303	13,296	(2,369)	10,927
Construction-in-progress		3,211	—	3,211	2,309	—	2,309
		$42,225	$(18,152)	$24,073	$40,113	$(15,989)	$24,124
____________________________
(1)At December 31, 2022 and 2021, Facilities and equipment include finance lease right of use assets of $558 and $619, respectively.

	Depreciable Life (in years)	At December 31, 2022			At December 31, 2021
Mineral Interests		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Production stage	1-38	$9,299	$(2,973)	$6,326	$8,712	$(2,369)	$6,343
Development stage	(1)	520	—	520	1,000	—	1,000
Exploration stage	(1)	3,457	—	3,457	3,584	—	3,584
		$13,276	$(2,973)	$10,303	$13,296	$(2,369)	$10,927
____________________________
(1)These amounts are currently non-depreciable as these mineral interests have not reached production stage.

	At December 31,
Construction-in-Progress	2022	2021
North America (1)	$377	$231
South America (2)	1,382	964
Australia (3)	730	488
Africa (4)	522	447
Nevada (5)	149	138
Corporate and Other	51	41
	$3,211	$2,309
____________________________
(1)Primarily relates to construction at Peñasquito and Porcupine at December 31, 2022 and 2021.
(2)Primarily relates to engineering and construction at Conga and the Sulfides project and other infrastructure at Yanacocha at December 31, 2022 and 2021. There have been no new costs capitalized during 2022 or 2021 for the Conga project in South America, reported in Other South America. In the third quarter of 2021, the Company reclassified the Conga mill assets, previously included within construction-in-progress with a carrying value of $593, as held for sale, included in Other current assets on the Consolidated Balance Sheet as of December 31, 2022. Refer to Note 1 for further information.
(3)Primarily relates to the Tanami Expansion 2 project and other infrastructure at Boddington at December 31, 2022 and 2021.
(4)Primarily relates to the Ahafo North project and other infrastructure at Ahafo and Akyem at December 31, 2022 and 2021.
(5)Primarily relates to infrastructure at NGM at December 31, 2022 and 2021.
NOTE 19     GOODWILL
Changes in the carrying amount of goodwill by reportable segment were as follows:

	North America	South America	Nevada	Total
Balance at December 31, 2020	$2,044	$459	$268	$2,771
Balance at December 31, 2021	$2,044	$459	$268	$2,771
Impairment (1)	$(341)	$(459)	$—	$(800)
Balance at December 31, 2022	$1,703	$—	$268	$1,971
____________________________
(1)Impairment recognized for the year ended December 31, 2022 also represents accumulated impairment. Refer to Note 6 for further information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 20     DEBT

	At December 31, 2022			At December 31, 2021
	Current	Non-Current	Fair Value (1)	Current	Non-Current	Fair Value (1)
$1,000 3.70% Senior Notes due March 2023	$—	$—	$—	$87	$—	$90
$700 2.80% Senior Notes due October 2029	—	692	603	—	689	726
$1,000 2.25% Senior Notes due October 2030	—	987	810	—	985	994
$1,000 2.60% Senior Notes due July 2032	—	991	811	—	990	1,003
$600 5.875% Senior Notes due April 2035	—	579	619	—	578	790
$1,100 6.25% Senior Notes due October 2039	—	860	933	—	860	1,237
$1,000 4.875% Senior Notes due March 2042	—	986	930	—	986	1,270
$450 5.45% Senior Notes due June 2044	—	481	430	—	482	602
Debt issuance costs on Corporate Revolving Credit Facilities	—	(5)	—	—	(5)	—
	$—	$5,571	$5,136	$87	$5,565	$6,712
____________________________
(1)The estimated fair value of these Senior Notes was determined by an independent third party pricing source and may or may not reflect the actual trading value of this debt.
All outstanding Senior Notes are unsecured and rank equally with one another.
Scheduled minimum debt repayments are as follows:

Year Ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	5,624
Total face value of debt	5,624
Unamortized premiums, discounts, and issuance costs	(53)
Debt	$5,571
Corporate Revolving Credit Facilities and Letters of Credit Facilities
In March 2021, the Company entered into an agreement to amend (the “Amendment”) certain terms of the existing $3,000 revolving credit agreement dated April 4, 2019 (the “Existing Credit Agreement”). The Existing Credit Agreement was entered into with a syndicate of financial institutions and provided for borrowings in U.S. dollars and contained a letter of credit sub-facility. Per the Amendment, the expiration date of the credit facility was extended from April 4, 2024 to March 30, 2026 and the interest rate on the credit facility was amended to include a margin adjustment based on the Company’s environment, social and governance (“ESG”) scores. The maximum adjustment resulting from the ESG scores is plus or minus 0.05%. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Debt covenants under the amendment are substantially the same as the Existing Credit Agreement. At December 31, 2022, the Company had no borrowings outstanding under the facility. There were no amounts outstanding on the letters of credit sub-facility at December 31, 2022 and 2021, respectively.
At December 31, 2022 and 2021 the Company had letters of credit outstanding in the amounts of $995 and $1,044, respectively, of which $848 and $886 represented guarantees for reclamation obligations, respectively. None of these letters of credit have been drawn on for reclamation obligations as of December 31, 2022 and 2021.
2021 Senior Notes
In April 2021, the Company fully redeemed all of its 3.625% senior notes, with an original maturity date of June 9, 2021, for a redemption price of $557. The redemption price equaled the principal amount of the outstanding senior notes of $550 plus accrued and unpaid interest in accordance with the terms. Interest on the senior notes ceased to accrue on the date of redemption.
2022 Senior Notes
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
2023 Senior Notes
At January 1, 2020, the Company held the 2023 Newmont Senior Notes and 2023 Goldcorp Senior Notes, due on March 15, 2023 and bearing an annual interest rate of 3.70%, comprised of principal amounts of $810 and $190, respectively.
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
At December 31, 2022 and 2021, the Company and its related entities were in compliance with all debt covenants and provisions related to potential defaults.
NOTE 21     LEASE AND OTHER FINANCING OBLIGATIONS
The Company primarily has operating and finance leases for corporate and regional offices, processing facilities, and mining equipment. These leases have a remaining lease term of less than 1 year to 36 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 1 year. Some of our leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Total lease cost includes the following components:

	Year Ended December 31,
	2022	2021
Operating lease cost	$28	$21
Finance lease cost:
Amortization of ROU assets	78	85
Interest on lease liabilities	34	36
	112	121
Variable lease cost	332	393
Short-term lease cost	25	36
	$497	$571
Supplemental cash flow information related to leases includes the following:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$23	$17
Operating cash flows relating to finance leases	$34	$36
Financing cash flows relating to finance leases	$66	$73

Non-cash lease obligations arising from obtaining ROU assets:
Operating leases	$16	$35
Finance leases	$20	$41
Information related to lease terms and discount rates is as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	8	10
Weighted average discount rate	4.35%	5.73%
Future minimum lease payments under non-cancellable leases as of December 31, 2022, were as follows:

	Operating Leases (1)	Finance Leases
2023	$26	$93
2024	22	84
2025	12	81
2026	11	78
2027	11	71
Thereafter	51	337
Total future minimum lease payments	133	744
Less: Imputed interest	(17)	(183)
Total	$116	$561
____________________________
(1)The current and non-current portion of operating lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets.
As of December 31, 2022, the Company has additional leases that have not yet commenced. At commencement, the Company anticipates that these leases will result in additional ROU assets and lease liabilities of $9. The leases are anticipated to commence in 2023 with a lease term of approximately 2 years.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 22     OTHER LIABILITIES

	At December 31,
	2022	2021
Other current liabilities:
Reclamation and remediation liabilities	$526	$273
Accrued operating costs (1)	370	201
Accrued capital expenditures	221	155
Silver streaming agreement	80	71
Payables to NGM (2)	73	114
Other (3)	329	359
	$1,599	$1,173

Other non-current liabilities:
Income and mining taxes (4)	$206	$328
Norte Abierto deferred payments (5)	94	102
Other (6)	130	178
	$430	$608
____________________________
(1)Includes an estimated compensation payment to the Worsley JV related to the waiver of certain rights within the cross-operation agreement that confers priority to the bauxite operations at the Boddington mine in Australia.
(2)Payables to NGM at December 31, 2022 and December 31, 2021 consist of amounts due to (from) NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont and CC&V toll milling provided by NGM. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. The CC&V toll milling agreement with NGM expired on December 31, 2022. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are presented within Other current assets.
(3)Primarily consists of royalties, accrued interest on debt, and taxes other than income and mining taxes.
(4)Includes unrecognized tax benefits, including penalties and interest.
(5)Current portion of $26 and $22 for the years ended December 31, 2022 and December 31, 2021, respectively, is included in Other current liabilities on the Consolidated Balance Sheets.
(6)Primarily consists of the non-current portion of operating lease liabilities.
NOTE 23     RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Marketable Debt Securities	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash flow Hedge Instruments	Total
Balance at December 31, 2020	$—	$117	$(237)	$(96)	$(216)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	2	2	45	1	50
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	26	7	33
Other comprehensive income (loss)	2	2	71	8	83
Balance at December 31, 2021	$2	$119	$(166)	$(88)	$(133)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(3)	7	32	14	50
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	107	5	112
Other comprehensive income (loss)	(3)	7	139	19	162
Balance at December 31, 2022	$(1)	$126	$(27)	$(69)	$29

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
	2022	2021	2020
Marketable debt securities adjustments:
Sale of marketable securities	$—	$—	$(5)	Gain on asset and investment sales, net
Total before tax	—	—	(5)
Tax	—	—	—
Net of tax	$—	$—	$(5)

Pension and other post-retirement benefit adjustments:
Amortization	$(1)	$27	$28	Other income (loss), net
Settlement	137	4	92	Other income (loss), net
Total before tax	136	31	120
Tax	(29)	(5)	(25)
Net of tax	$107	$26	$95

Hedge instruments adjustments:
Interest rate contracts	$6	$8	$17	Interest expense, net
Operating cash flow hedges	—	1	2	Costs applicable to sales
Total before tax	6	9	19
Tax	(1)	(2)	(3)
Net of tax	$5	$7	$16
Total reclassifications for the period, net of tax	$112	$33	$106

NOTE 24     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Year Ended December 31,
	2022	2021	2020
Decrease (increase) in operating assets:
Trade and other receivables	$5	$142	$29
Inventories, stockpiles and ore on leach pads	(161)	(136)	(139)
Other assets	(84)	36	34
Increase (decrease) in operating liabilities:
Accounts payable	102	(11)	(50)
Reclamation and remediation liabilities	(247)	(161)	(101)
Accrued tax liabilities	(343)	(317)	378
Other accrued liabilities	(113)	(94)	144
	$(841)	$(541)	$295
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
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the MINEM. The Company did not receive a response or comments to this submission until April 2021. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment ("EIA") modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations in 2027. In the event that MINEM does not grant Yanacocha an extension of the previously authorized timeline for, and agree to, the updated compliance achievement plan, fines and penalties relating to noncompliance may result beyond January 2024.
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. The Company's asset retirement obligation at December 31, 2022, included updates primarily to the expected construction of two water treatment plants, a related increase in the annual operating costs over the extended closure period, and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). These ongoing studies, which will extend beyond the current year, were progressed in 2022 as the study team continued to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, in conjunction with the Company's annual 2022 update process for all asset retirement obligations, the Company recorded an increase of $511 to the Yanacocha reclamation liability based on progress of the closure studies with a corresponding non-cash charge of $529 recorded to reclamation expense related to portions of the site operations no longer in production with no expected substantive future economic value and $18 recorded as a decrease to the asset retirement cost for producing areas of the operation. The annual 2022 update related primarily to higher capital costs for construction of the two water treatment plants due to updated design considerations and recent inflation and supply chain disruptions on the estimated construction costs, as well as post-closure management costs. The ultimate construction costs of the two water treatment plants remains highly uncertain as ongoing study work and assessment of opportunities that incorporates the latest design considerations remain in progress. These and other additional risks and contingencies that are the subject of ongoing studies, including, but not limited to, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and storm water management system, and review of post-closure management costs, could result in future material increases to the reclamation obligation at Yanacocha.
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
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”, a wholly-owned subsidiary of the Company) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the historic Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, but the January 2021 new permits contained new water quality limits. The Settlement Agreement, involves the installation of interim passive water treatment and ongoing monitoring over the next three years, and then more long-term water treatment installed with target compliance by November 2027. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 at December 31, 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel. Depending on the remediation plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA completed their assessment and approval of the WTP design in 2021 and Newmont has selected contractors for the construction of the new water treatment plant and effluent pipeline. Construction of the effluent pipeline began in 2021, and construction of the new WTP began in 2022.
The Dawn mill site is regulated by the Washington Department of Health and is in the process of being closed in accordance with the federal Uranium Mill Tailings Radiation Control Act, and associated Washington state regulations. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in the second quarter of 2018. The remaining closure activities will consist primarily of finalizing an Alternative Concentration Limit application (the "ACL application") submitted in 2020 to the Washington Department of Health to address groundwater issues, and also evaporating the remaining balance of process water at the site. In the fourth quarter of 2022, the Washington Department of Health provided comments on the ACL application, which Newmont is evaluating and to which it will provide a response.
The remediation liability for the Midnite mine site and Dawn mill site is approximately $188, assumed 100% by Newmont, at December 31, 2022.
Other Legal Matters
Newmont Corporation, as well as Newmont Canada Corporation, and Newmont Canada FN Holdings ULC – 100% Newmont Owned
Kirkland Lake Gold Inc., which was acquired by Agnico Eagle Mines Limited in 2022 (still referred to herein as “Kirkland” for ease of reference), owns certain mining and mineral rights in northeastern Ontario, Canada, referred to here as the Holt-McDermott property, on which it suspended operations in April 2020. A subsidiary of the Company has a retained royalty obligation (“Holt royalty obligation”) to Royal Gold, Inc. (“Royal Gold”) for production on the Holt-McDermott property. In August 2020, the Company and Kirkland signed a Strategic Alliance Agreement (the “Kirkland Agreement”). As part of the Kirkland Agreement, the Company purchased an option (the “Holt option”) for $75 from Kirkland for the mining and mineral rights subject to the Holt royalty obligation. The Company has the right to exercise the Holt option and acquire ownership to the mineral interests subject to the Holt royalty obligation in the event Kirkland intends to resume operations and process material subject to the obligation. Kirkland has the right to assume the Company’s Holt royalty obligation at any time, in which case the Holt option would terminate.
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC (collectively "Newmont"), and certain Kirkland defendants (collectively "Kirkland"). IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court granted in October 2022. Newmont submitted a demand for particulars on February 6, 2023. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.

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
On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1,200. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont, along with the other defendants, filed a motion to dismiss based on delay on November 29, 2022. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.
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
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2022 and 2021, there were $1,872 and $1,927, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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
In connection with the Company's investment in Galore Creek, Newmont will owe NovaGold Resources Inc. $75 upon the earlier of approval to construct a mine, mill and all related infrastructure for the Galore Creek project or the initiation of construction of a mine, mill or related infrastructure. The amount due is non-interest bearing. The decision for an approval and commencement of construction is contingent on the results of a prefeasibility study which is currently under way and feasibility study which has not yet occurred. As such, this amount has not been accrued.
Deferred payments to Barrick of $120 and $124 as of December 31, 2022 and December 31, 2021, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2022, the Company’s internal control over financial reporting was effective.
As permitted by the SEC Staff interpretive guidance for proportionately consolidated entities, the Company’s management excluded NGM from its assessment of internal control over financial reporting at December 31, 2022, as management does not have the ability to dictate, modify or assess the controls at NGM. The Company has implemented internal controls over financial reporting for recognizing its proportionate share of the assets, liabilities, and operations of NGM. Refer to Item 8 "Financial Statements and Supplementary Data" for NGM's "Report of Independent Registered Public Accounting Firm" for Opinion on the Financial Statements and Internal Controls over Financial Reporting.
NGM represented 19% of the Company’s consolidated Total assets at December 31, 2022, while its Sales comprised 18% of the Company’s consolidated sales for the year ended December 31, 2022.
Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements at December 31, 2022 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, at December 31, 2022, which is included herein.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Newmont Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Newmont Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Newmont Corporation (the Company), based on our audit and the report of other auditors, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We did not examine the effectiveness of internal control over financial reporting of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect total assets and sales constituting 19% and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. The effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and financial statement schedule in Item 15(a)(2) and our report dated February 23, 2023 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.
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
February 23, 2023

ITEM 9B.       OTHER INFORMATION
None.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Information concerning Newmont’s executive officers, as of December 31, 2022, is set forth below:

Name	Age	Office
Thomas Palmer	55	President and Chief Executive Officer
Rob Atkinson	52	Executive Vice President and Chief Operating Officer
Brian Tabolt	41	Interim Chief Financial Officer
Jennifer Cmil	52	Executive Vice President, Human Resources
Mark Casper	52	Interim Chief Technology Officer
Peter Toth	53	Executive Vice President and Chief Strategy and Sustainability Officer
Dean Gehring	54	Executive Vice President and Chief Development Officer – Peru
Nancy Lipson	52	Executive Vice President and General Counsel
Joshua Cage	48	Interim Controller and Chief Accounting Officer
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
Mr. Tabolt was elected Interim Chief Financial Officer in November 2022 after having served as Vice President, Controller and Chief Accounting Officer since May 2021. Mr. Tabolt previously served as Molson Coors Beverage Company’s Vice President, Controller and Chief Accounting Officer since 2014. Prior to that role, he held other senior management roles within Molson Coors’ Accounting function, including as Senior Director of SEC Reporting and Technical Accounting and Senior Manager Technical Accounting. Mr. Tabolt began his career in public accounting with Deloitte, holds Bachelor and Master of Science degrees in Accounting from Pennsylvania State University and is a Certified Public Accountant.
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
Mr. Casper was elected Acting Chief Technology Officer in July 2022 and served in such role until January 2023.1 Mr. Casper previously served as Senior Vice President, Resource Evaluation and Mine Planning since December 2021 and as Vice President, Resource Evaluation and Mine Planning from April 2019. He joined Newmont in January 2019 as Group Executive, Strategic Resource Development. Prior to joining Newmont, Mr. Casper spent 25 years with Rio Tinto and more recently served as the General Manager for Strategic Production Planning. Mr. Casper holds a Bachelor of Science degree in Mine Engineering from the University of Utah.
1 Aaron Puna, age 45, joined Newmont in January 2023 as Executive Vice President and Chief Technology Officer. Mr. Puna most recently served as CEO of Anglo American’s copper business in Chile since June 2019 and has over 25 years of experience in the mining industry. He has worked across a diverse group of commodities and locations that include Australia, Venezuela, the United Kingdom, and Chile. Mr. Puna holds a Bachelor of Engineering degree (Mining) from the Ballarat School of Mines in Australia.

Mr. Toth joined Newmont in July 2022 as Executive Vice President, Strategic Development. His role was expanded to include Sustainability in September of 2022 to become Executive Vice President and Chief Strategy and Sustainability Officer. Prior to joining Newmont, Mr. Toth worked at Rio Tinto from April 2014, with his last role being Group Executive, Strategy and Development, with accountability for business development/M&A, strategic partnerships, climate and sustainability strategy, closure, and exploration. Mr. Toth has more than 25 years of leadership experience working in the resources industry across various commodities. Mr. Toth has held senior strategic, commercial, and operational roles across Europe, Singapore, Australia and the United Kingdom with Rio Tinto, BHP, and OM Holdings.
Mr. Gehring was appointed Executive Vice President and Chief Development Officer – Peru to lead the Company’s Yanacocha operations and the Sulfides project in July 2022. Mr. Gehring previously served as Executive Vice President and Chief Technology Officer since June 2019 after serving as Regional Senior Vice President, South America since June 2017. Prior to joining Newmont, Mr. Gehring spent 14 years with Rio Tinto in a variety of executive roles including President and Chief Executive Officer of Rio Tinto Minerals from October 2014 to October 2016. Prior roles also included Global Head of Safety and Security and General Manager of Resource Development for the Oyu Tolgoi mine in Mongolia. He previously worked as Manager of Technical Services at Freeport’s Grasberg mine and held various operational and technical roles with BHP Billiton prior that.
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
Mr. Cage was elected Interim Controller and Chief Accounting Officer in November 2022. Mr. Cage has over 18 years of service with Newmont in roles of progressive responsibility and has held the position of Assistant Controller since 2014. Prior to that, he served as Senior Director, Business Planning, Site Controller – Indonesia and Director, Technical Accounting and SEC Reporting. Prior to joining Newmont, Mr. Cage held audit manager and senior auditor roles at Ernst & Young and KPMG, respectively. Mr. Cage holds a Bachelor of Science degree in Accounting from Messiah University and is a Certified Public Accountant-Inactive in the State of Colorado.
ITEM 11.       EXECUTIVE COMPENSATION
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth at December 31, 2022 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b) (1)	(c)
Equity compensation plans approved by security holders (2)	2,948,539	(3)	46.3304	22,721,107	(4)
Equity compensation plans not approved by security holders	—		N/A	—
____________________________
(1)The weighted average exercise price does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units or strategic stock units.
(2)Newmont’s 2020 Stock Incentive Plan was approved by the stockholders on April 21, 2020. A maximum of 20,000,000 shares of Newmont's Common Stock, plus up to 3,644,782 shares available for grant under the 2013 Incentive Plan as of May 1, 2020, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 22,721,107 shares registered and available to grant under the 2020 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.

(3)This balance includes outstanding RSUs exchanged for Newmont awards (“Substitute Awards”) upon acquisition of Goldcorp, Inc. (“Goldcorp”) in 2019. These Substitute Awards do not count against Newmont’s plan balance pursuant to paragraphs 2(ww) and 4(b) (vi) of Newmont’s 2020 Stock Incentive Plan.
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
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
(a)Financial Statements
(1)The Consolidated Financial Statements, together with the reports of the independent auditors thereon dated February 23, 2023, are included as part of Item 8, Financial Statements and Supplementary Data.
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
By-Laws of the Registrant amended and restated as of January 17, 2023. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2023.

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
Form of Global 2022 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith. Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the period ending March 31, 2022, filed with the Securities and Exchange Commission on April 22, 2022.

10.12*	-
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

10.14*	-
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

10.16*	-
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

10.18*	-
2021 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.19*	-
2022 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ending March 31, 2022, filed with the Securities and Exchange Commission on April 22, 2022.

10.20*	-
2021 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.21*	-
2022 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the period ending March 31, 2022, filed with the Securities and Exchange Commission on April 22, 2022.

10.22*	-
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

10.25*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.26*	-
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

10.28*	-
Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2021. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.29*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2022, filed herewith. Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ending June 30, 2022, filed with the Securities and Exchange Commission on July 25, 2022.

10.30*	-
Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2022, filed herewith. Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the period ending June 30, 2022, filed with the Securities and Exchange Commission on July 25, 2022.

10.31*	-
Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2019. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on July 25, 2019.

10.32*	-
Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2020. Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.33*	-
Newmont Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2021. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.34*	-
Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2022, filed herewith. Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the period ending June 30, 2022, filed with the Securities and Exchange Commission on July 25, 2022.

10.35*	-
Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.36*	-
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

10.37*	-
Amendment Three to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.38*	-
Form of Waiver and Release Agreement to the December 31, 2008 Executive Change of Control Plan of Newmont USA Limited, a wholly owned subsidiary of Registrant, effective December 31, 2017. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.39*	-
Amendment Four to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.40*	-
2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.41*	-
Amendment One to the 2012 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.42*	-
2014 Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.68 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.43*	-
Amendment One to the Executive Severance Plan of Newmont, amended and restated effective January 1, 2014. Incorporated by reference to Exhibit 10.69 to Registrant’s Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015.

10.44*	-
Amendment Two to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015.

10.45*	-
Amendment Three to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.46*	-	Goldcorp Inc. Amended and Restated 2005 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 14, 2019.

10.47	-
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

10.48	-
2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.49	-
2015 Investment Agreement between the Republic of Ghana and Newmont Golden Ridge Limited. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.50	-
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

10.51	-
First Amendment Agreement, dated as of March 30, 2021, to the Credit Agreement, dated as of April 4, 2019, among Newmont Corporation as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 31, 2021.

10.52	-
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
Peñasquito Operations, Mexico, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

96.2	-
Boddington Operations, Western Australia, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.2 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

96.3	-
Ahafo Operations, Ghana, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.3 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

96.4	-
Nevada Gold Mines, Nevada USA, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.4 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

96.5		Pueblo Viejo, Technical Report Summary, effective as of December 31, 2022, filed herewith.

101	-	101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

104		Cover Page Interactive Data File (embedded within the XBRL document)

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
Nancy Lipson Executive Vice President and General Counsel
February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

Signature	Title

*	President, Chief Executive Officer and Director
Thomas R. Palmer	(Principal Executive Officer)

*	Interim Chief Financial Officer
Brian C. Tabolt	(Principal Financial Officer)

*	Interim Chief Accounting Officer
Joshua L. Cage	(Principal Accounting Officer)

Patrick G. Awuah, Jr.*	Director

Gregory H. Boyce*	Non-Executive Chair

Bruce R. Brook*	Director

Maura J. Clark*	Director

Emma FitzGerald*	Director

Mary Laschinger*	Director

José Manuel Madero*	Director

René Médori*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

Susan N. Story*	Director

*By:	/s/ NANCY LIPSON
Nancy Lipson Attorney-in-Fact

SCH- 1

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$3,791	$3,418	$3,112
Additions due to acquisition of Goldcorp	—	—	86
Additions to deferred income tax expense	370	769	372
Reduction of deferred income tax expense	(109)	(350)	(186)
Re-classification to Assets Held for Sale	—	—	—
Additions and reductions reflected in other components of the financial statements	(58)	(46)	34
Balance at end of year	$3,994	$3,791	$3,418
Refer to Note 10 of the Consolidated Financial Statements for additional information.
SCH- 2