Form 10-Q
period 2023-03-31
NEWMONT Corp /DE/
filed 2023-04-27
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
There were 794,712,201 shares of common stock outstanding on April 20, 2023.

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
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
FIRST QUARTER 2023 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2023	2022
Financial Results:
Sales	$2,679	$3,023
Gold	$2,303	$2,514
Copper	$110	$99
Silver	$117	$156
Lead	$32	$44
Zinc	$117	$210
Costs applicable to sales (1)	$1,482	$1,435
Gold	$1,239	$1,184
Copper	$53	$46
Silver	$82	$97
Lead	$22	$22
Zinc	$86	$86
Net income (loss) from continuing operations	$351	$453
Net income (loss)	$363	$469
Net income (loss) from continuing operations attributable to Newmont stockholders	$339	$432
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.42	$0.54
Net income (loss) attributable to Newmont stockholders	$0.44	$0.56
Adjusted net income (loss) (2)	$320	$546
Adjusted net income (loss) per share, diluted (2)	$0.40	$0.69
Earnings before interest, taxes and depreciation and amortization (2)	$1,065	$1,237
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$990	$1,390
Net cash provided by (used in) operating activities of continuing operations	$481	$689
Free cash flow (2)	$(45)	$252
Cash dividends paid per common share in the period ended March 31	$0.40	$0.55
Cash dividends declared per common share for the period ended March 31	$0.40	$0.55
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.

NEWMONT CORPORATION
FIRST QUARTER 2023 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2023	2022
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,233	1,311
Sold	1,208	1,329
Attributable gold ounces (thousands):
Produced (1)	1,273	1,344
Sold (2)	1,188	1,291
Consolidated and attributable gold equivalent ounces - other metals (thousands) (3)
Produced	288	350
Sold	265	350
Consolidated and attributable - other metals:
Produced copper (million pounds)	26	19
Sold copper (million pounds)	26	21
Produced silver (thousand ounces)	7,463	8,080
Sold silver (thousand ounces)	6,124	7,652
Produced lead (million pounds)	41	44
Sold lead (million pounds)	36	42
Produced zinc (million pounds)	102	114
Sold zinc (million pounds)	99	120
Average realized price:
Gold (per ounce)	$1,906	$1,892
Copper (per pound)	$4.18	$4.84
Silver (per ounce)	$19.17	$20.36
Lead (per pound)	$0.86	$1.06
Zinc (per pound)	$1.18	$1.75
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,025	$890
Gold equivalent ounces - other metals (per ounce) (3)	$918	$717
All-in sustaining costs: (5)
Gold (per ounce)	$1,376	$1,156
Gold equivalent ounces - other metals (per ounce) (3)	$1,322	$997
____________________________
(1)Attributable gold ounces produced includes 60 and 69 thousand ounces for the three months ended March 31, 2023 and 2022, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(3)Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price. In 2023, the Company updated the metal prices utilized for this calculation to align with reserve metal price assumptions; this resulted in fewer calculated gold equivalent ounces - other metals produced and sold of 55 thousand ounces and 48 thousand ounces, respectively, than would have been calculated based on the pricing used in 2022 for this calculation. Refer to Results of Consolidated Operations within Part I, Item 2, Management's Discussion and Analysis for further information.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)Refer to Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.

First Quarter 2023 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $339 or $0.42 per diluted share, a decrease of $93 from the prior-year quarter primarily due to lower sales volumes for all metals except copper, higher Costs applicable to sales predominately resulting from cost inflation impacts, partially offset by a non-cash pension settlement charge recognized in 2022, lower Depreciation and amortization, and the net gain recognized on the exchange and subsequent sale of Triple Flag Precious Metals Corporation shares in 2023 compared to the loss on the sale of the La Zanja equity method investment in 2022.
•Adjusted net income: Reported Adjusted net income of $320 or $0.40 per diluted share, a decrease of $0.29 per diluted share from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•Adjusted EBITDA: Reported $990 in Adjusted EBITDA, a decrease of 29% from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $481, a decrease of 30% from the prior year, and free cash flow of $(45) (see Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis).
•ESG: In April 2023, published Annual Sustainability Report, providing a transparent view of ESG performance, and the Taxes and Royalties Contribution Report, providing an overview of the Company's tax strategy and economic contributions as part of its commitment to shared value creation.
•Attributable gold production: Produced 1.3 million attributable ounces of gold and 288 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $2.7 billion of consolidated cash, $797 million of time deposits with a maturity of more than three months but less than one year, and $6.5 billion of total liquidity; declared a dividend of $0.40 per share in April 2023.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended March 31,
	2023	2022
Sales (Note 4)	$2,679	$3,023

Costs and expenses:
Costs applicable to sales (1)	1,482	1,435
Depreciation and amortization	461	547
Reclamation and remediation (Note 5)	66	61
Exploration	48	38
Advanced projects, research and development	35	44
General and administrative	74	64
Other expense, net (Note 6)	8	35
	2,174	2,224
Other income (expense):
Other income (loss), net (Note 7)	99	(109)
Interest expense, net of capitalized interest	(65)	(62)
	34	(171)
Income (loss) before income and mining tax and other items	539	628
Income and mining tax benefit (expense) (Note 8)	(213)	(214)
Equity income (loss) of affiliates (Note 10)	25	39
Net income (loss) from continuing operations	351	453
Net income (loss) from discontinued operations	12	16
Net income (loss)	363	469
Net loss (income) attributable to noncontrolling interests (Note 1)	(12)	(21)
Net income (loss) attributable to Newmont stockholders	$351	$448

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$339	$432
Discontinued operations	12	16
	$351	$448
Weighted average common shares (millions):
Basic	794	793
Effect of employee stock-based awards	1	1
Diluted	795	794

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$0.42	$0.54
Discontinued operations	0.02	0.02
	$0.44	$0.56
Diluted:
Continuing operations	$0.42	$0.54
Discontinued operations	0.02	0.02
	$0.44	$0.56
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$363	$469
Other comprehensive income (loss):
Change in marketable securities, net of tax	(1)	(1)
Foreign currency translation adjustments	(1)	(1)
Change in pension and other post-retirement benefits, net of tax	(1)	122
Reclassification of (gain) loss on cash flow hedge instruments from accumulated other comprehensive income (loss), net of tax	(3)	1
Other comprehensive income (loss)	(6)	121
Comprehensive income (loss)	$357	$590

Comprehensive income (loss) attributable to:
Newmont stockholders	$345	$569
Noncontrolling interests	12	21
	$357	$590
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31, 2023	At December 31, 2022
ASSETS
Cash and cash equivalents	$2,657	$2,877
Time deposits and other investments (Note 10)	847	880
Trade receivables (Note 4)	348	366
Inventories (Note 11)	1,067	979
Stockpiles and ore on leach pads (Note 12)	905	774
Other current assets	735	639
Current assets	6,559	6,515
Property, plant and mine development, net	24,097	24,073
Investments (Note 10)	3,216	3,278
Stockpiles and ore on leach pads (Note 12)	1,691	1,716
Deferred income tax assets	170	173
Goodwill	1,971	1,971
Other non-current assets	670	756
Total assets	$38,374	$38,482

LIABILITIES
Accounts payable	$648	$633
Employee-related benefits	302	399
Income and mining taxes payable	213	199
Lease and other financing obligations	96	96
Other current liabilities (Note 14)	1,493	1,599
Current liabilities	2,752	2,926
Debt (Note 13)	5,572	5,571
Lease and other financing obligations	451	465
Reclamation and remediation liabilities (Note 5)	6,603	6,578
Deferred income tax liabilities	1,800	1,809
Employee-related benefits	395	342
Silver streaming agreement	805	828
Other non-current liabilities (Note 14)	437	430
Total liabilities	18,815	18,949

Commitments and contingencies (Note 17)

EQUITY
Common stock	1,281	1,279
Treasury stock	(261)	(239)
Additional paid-in capital	17,386	17,369
Accumulated other comprehensive income (loss) (Note 15)	23	29
Retained earnings (accumulated deficit)	948	916
Newmont stockholders' equity	19,377	19,354
Noncontrolling interests	182	179
Total equity	19,559	19,533
Total liabilities and equity	$38,374	$38,482
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$363	$469
Non-cash adjustments:
Depreciation and amortization	461	547
Net loss (income) from discontinued operations	(12)	(16)
Reclamation and remediation	61	57
Change in fair value of investments (Note 7)	(41)	(39)
(Gain) loss on asset and investment sales, net (Note 7)	(36)	35
Stock-based compensation	19	18
Deferred income taxes	15	(41)
Charges from pension settlement (Note 7)	—	130
Other non-cash adjustments	13	(6)
Net change in operating assets and liabilities (Note 16)	(362)	(465)
Net cash provided by (used in) operating activities of continuing operations	481	689
Net cash provided by (used in) operating activities of discontinued operations	—	5
Net cash provided by (used in) operating activities	481	694

Investing activities:
Proceeds from maturities of investments	557	—
Additions to property, plant and mine development	(526)	(437)
Purchases of investments	(525)	(4)
Proceeds from asset and investment sales	181	9
Contributions to equity method investees	(41)	(52)
Return of investment from equity method investees	—	13
Other	12	(48)
Net cash provided by (used in) investing activities	(342)	(519)

Financing activities:
Dividends paid to common stockholders	(318)	(436)
Funding from noncontrolling interests	41	32
Distributions to noncontrolling interests	(34)	(59)
Payments for withholding of employee taxes related to stock-based compensation	(22)	(36)
Payments on lease and other financing obligations	(16)	(19)
Acquisition of noncontrolling interests (Note 1)	—	(300)
Repayment of debt	—	(89)
Other	(1)	12
Net cash provided by (used in) financing activities	(350)	(895)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	3
Net change in cash, cash equivalents and restricted cash	(219)	(717)
Cash, cash equivalents and restricted cash at beginning of period	2,944	5,093
Cash, cash equivalents and restricted cash at end of period	$2,725	$4,376

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,657	$4,272
Restricted cash included in Other current assets	1	50
Restricted cash included in Other non-current assets	67	54
Total cash, cash equivalents and restricted cash	$2,725	$4,376

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	799	$1,279	(6)	$(239)	$17,369	$29	$916	$179	$19,533
Net income (loss)	—	—	—	—	—	—	351	12	363
Other comprehensive income (loss)	—	—	—	—	—	(6)	—	—	(6)
Dividends declared (1)	—	—	—	—	—	—	(319)	—	(319)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(22)	—	—	—	—	(22)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2023	800	$1,281	(7)	$(261)	$17,386	$23	$948	$182	$19,559
____________________________
(1)Cash dividends paid per common share were $0.40 for the three months ended March 31, 2023.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	797	$1,276	(5)	$(200)	$17,981	$(133)	$3,098	$(209)	$21,813	$48
Net income (loss)	—	—	—	—	—	—	448	21	469	—
Other comprehensive income (loss)	—	—	—	—	—	121	—	—	121	—
Dividends declared (1)	—	—	—	—	—	—	(439)	—	(439)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	30	30	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(36)	—	—	—	—	(36)	—
Acquisition of noncontrolling interests (Note 1)	—	—	—	—	(699)	—	—	399	(300)	—
Reclassification of contingently redeemable noncontrolling interests (Note 1)	—	—	—	—	—	—	—	—	—	(48)
Stock options exercised	—	—	—	—	14	—	—	—	14	—
Stock-based awards and related share issuances	2	2	—	—	16	—	—	—	18	—
Balance at March 31, 2022	799	$1,278	(6)	$(236)	$17,312	$(12)	$3,107	$182	$21,631	$—
____________________________
(1)Cash dividends paid per common share were $0.55 for the three months ended March 31, 2022.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation and its subsidiaries (collectively, “Newmont,” “we,” “us,” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2022 filed on February 23, 2023 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.
Noncontrolling interests
For the three months ended March 31, 2023, Net loss (income) attributable to noncontrolling interest is comprised of income of $12, all of which is related to Suriname Gold project C.V. (“Merian”). For the three months ended March 31, 2022, Net loss (income) attributable to noncontrolling interest is comprised of income of $20 and $1 related to Merian and Minera Yanacocha S.R.L. ("Yanacocha"), respectively. Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
Yanacocha transaction
In February 2022, the Company completed the acquisition of Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) 43.65% noncontrolling interest in Yanacocha (the "Yanacocha Transaction") for $300 cash consideration, certain royalties on any production from other future potential projects, and contingent payments of up to $100 tied to higher metal prices, achieving commercial production at the Yanacocha Sulfides project and resolution on the outstanding Yanacocha tax dispute. Concurrently, the Company sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja") for a $45 loss on sale of its equity interest, included in Other income (loss), net. Additionally, in March 2022, Sumitomo exercised its option to require Yanacocha to repurchase its 5% interest which closed in the second quarter of 2022, resulting in the Company obtaining 100% ownership interest in Yanacocha.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
The Company continues to experience the impacts from geopolitical and macroeconomic pressures. With the resulting volatile environment, the Company continues to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions relating to the Russian invasion of Ukraine and the COVID-19 pandemic, as well as an uncertain and evolving labor market. Additionally, in early 2023 the banking industry experienced adversity including bank failures, take-overs, and entrance into receivership or insolvency, amongst other events. While the Company has not experienced any impacts from these recent events, further instability in the banking system could put the liquidity of Newmont and third parties with which we do business at risk. The Company maintains strict adherence to its cash investment policies which focus on highly rated investments and capital preservation mechanisms to achieve the Company’s strategic objectives.
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
In the third quarter of 2022, the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru in response to the current market conditions. While the Company has extended the timeline of the full-funds decision, assessment of the project remains a priority as the Company continues to advance engineering and long-term procurement activities. The delay of the Yanacocha Sulfides project is intended to focus funds on current operations and other capital commitments while management assesses execution and project options, up to and including transitioning Yanacocha operations into full closure. To the extent that assessment determines that the project is no longer sufficiently profitable or economically feasible under the Company’s internal requirements, it would result in negative modifications to our proven and probable reserves. Additionally, should the Company ultimately decide to forgo the development of Yanacocha Sulfides, the current carrying value of the assets under construction and other long-lived assets of the Yanacocha operations could become impaired and the timing of certain closure activities would be accelerated. As of March 31, 2023, the Yanacocha operations have total long-lived assets of approximately $1,065, inclusive of approximately $683 of assets under construction related to Yanacocha Sulfides. Refer also to our risk factors under the titles "Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated” and "Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations” included in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Additionally, the Company continues to hold the Conga project in Peru, which we do not currently anticipate developing in the next ten years as we continue to assess Yanacocha Sulfides; accordingly, the Conga project remains in care and maintenance. Should we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may consider other alternatives for the project, which may result in a future impairment charge for the remaining assets. The total assets at Conga were $898 at March 31, 2023.
The Company will continue to monitor and evaluate the potential impacts of the current and ongoing inflationary pressures and supply chain disruptions. Depending on the duration and extent of ongoing global developments and inflationary conditions, these factors could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
Refer to Note 17 below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
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
Recently Issued Accounting Pronouncements and Federal Laws
Effects of Reference Rate Reform
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. In December 2022, ASU No. 2022-06 was issued which deferred the sunset date of ASU No. 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is in the process of reviewing key contracts to identify any contracts that reference the LIBOR and to implement adequate fallback provisions if not already implemented to mitigate the risks or impacts from the transition. No material impacts are expected to the consolidated financial statements or disclosures.
Inflation Reduction Act
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA introduced an excise tax on stock repurchases of 1% of the fair market value of stock repurchases net of stock issued during the tax year and a corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a three-year period. The excise tax on stock repurchases is effective on net stock repurchases made after December 31, 2022 and the Corporate AMT is effective for tax periods beginning in fiscal year 2023. While waiting on pending Department of Treasury regulatory guidance, the Company is continuing to monitor developments. Based upon information known to date, the IRA had no material impact on our current consolidated financial statements and is not expected to have a material impact on future consolidated financial statements, disclosures, or cash flows.
NOTE 3     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). In January 2023, Newmont reassessed and revised its operating strategies and the accountabilities of the senior leadership team in light of the continuing volatile and uncertain market conditions. Following these changes, the Company reevaluated its segments to reflect certain changes in the financial information regularly reviewed by the CODM. As a result, the Company determined that its reportable segments were each of its 12 mining operations and its 38.5% interest in Nevada Gold Mines ("NGM"), which is accounted for using the proportionate consolidation method. Segment results for the prior periods have been recast to reflect the change in reportable segments.
In the following tables, Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
evaluating segment performance. The Company's business activities and operating segments that are not considered reportable, including all equity method investments, are reported in Corporate and Other, which has been provided for reconciliation purposes.
The financial information relating to the Company’s segments is as follows:

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended March 31, 2023
CC&V	$91	$51	$7	$3	$27	$10
Musselwhite	83	58	19	1	6	14
Porcupine	123	70	29	4	15	22
Éléonore	129	75	27	1	26	14
Peñasquito:
Gold	110	67	20
Silver	117	82	25
Lead	32	22	7
Zinc	117	86	24
Total Peñasquito	376	257	76	3	22	35
Merian	159	85	18	3	53	14
Cerro Negro	116	70	31	2	7	35
Yanacocha	100	56	16	3	—	63
Boddington:
Gold	381	167	28
Copper	110	53	9
Total Boddington	491	220	37	2	233	37
Tanami	123	61	19	4	40	74
Ahafo	249	130	39	6	71	90
Akyem	148	63	29	3	49	10
Nevada Gold Mines	491	286	106	7	85	84
Corporate and Other	—	—	8	41	(95)	6
Consolidated	$2,679	$1,482	$461	$83	$539	$508
____________________________
(1)Includes a decrease in accrued capital expenditures of $18. Consolidated capital expenditures on a cash basis were $526.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended March 31, 2022
CC&V	$68	$52	$16	$1	$(3)	$4
Musselwhite	60	43	16	1	(3)	6
Porcupine	114	66	22	3	17	36
Éléonore	94	62	29	—	(1)	10
Peñasquito:
Gold	252	87	39
Silver	156	97	44
Lead	44	22	10
Zinc	210	86	35
Total Peñasquito	662	292	128	5	241	40
Merian	195	87	22	3	81	11
Cerro Negro	122	63	39	3	8	28
Yanacocha	127	67	25	1	7	56
Boddington:
Gold	381	162	28
Copper	99	46	8
Total Boddington	480	208	36	1	233	18
Tanami	186	65	22	6	78	84
Ahafo	202	106	31	4	67	59
Akyem	169	67	30	4	67	12
Nevada Gold Mines	544	257	125	6	153	66
Corporate and Other	—	—	6	44	(317)	16
Consolidated	$3,023	$1,435	$547	$82	$628	$446
____________________________
(1)Includes an increase in accrued capital expenditures of $9; consolidated capital expenditures on a cash basis were $437.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2023
CC&V	$91	$—	$91
Musselwhite	83	—	83
Porcupine	123	—	123
Éléonore	129	—	129
Peñasquito:
Gold	15	95	110
Silver (1)	—	117	117
Lead	—	32	32
Zinc	—	117	117
Total Peñasquito	15	361	376
Merian	159	—	159
Cerro Negro	116	—	116
Yanacocha	94	6	100
Boddington:
Gold	93	288	381
Copper	—	110	110
Total Boddington	93	398	491
Tanami	123	—	123
Ahafo	249	—	249
Akyem	148	—	148
Nevada Gold Mines (2)	473	18	491
Consolidated	$1,896	$783	$2,679
____________________________
(1)Silver sales from concentrate includes $16 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $481 for the three months ended March 31, 2023.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2022
CC&V	$63	$5	$68
Musselwhite	60	—	60
Porcupine	114	—	114
Éléonore	94	—	94
Peñasquito:
Gold	31	221	252
Silver (1)	—	156	156
Lead	—	44	44
Zinc	—	210	210
Total Peñasquito	31	631	662
Merian	195	—	195
Cerro Negro	122	—	122
Yanacocha	127	—	127
Boddington:
Gold	91	290	381
Copper	—	99	99
Total Boddington	91	389	480
Tanami	186	—	186
Ahafo	202	—	202
Akyem	169	—	169
Nevada Gold Mines (2)	529	15	544
Consolidated	$1,983	$1,040	$3,023
____________________________
(1)Silver sales from concentrate includes $19 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $526 for the three months ended March 31, 2022.
Trade Receivables and Provisional Sales
At March 31, 2023 and December 31, 2022, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. The impact to Sales from revenue recognized due to the changes in pricing on provisional sales is an increase of $22 and $58 for the three months ended March 31, 2023 and 2022, respectively.
At March 31, 2023, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Gold	Copper	Silver	Lead	Zinc
	(ounces, in thousands)	(pounds, in millions)	(ounces, in thousands)	(pounds, in millions)	(pounds, in millions)
Provisionally priced sales subject to final pricing (1)	132	37	3,493	19	59
Average provisional price, per measure	$1,969	$4.05	$24.08	$0.96	$1.33
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized within Costs applicable to sales.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2023	2022
Reclamation adjustments and other	$2	$1
Reclamation accretion	60	43
Reclamation expense	62	44

Remediation adjustments and other	2	16
Remediation accretion	2	1
Remediation expense	4	17
Reclamation and remediation	$66	$61
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation (1)
	2023	2022	2023	2022
Balance at January 1,	$6,731	$5,768	$373	$344
Additions, changes in estimates and other	—	—	—	13
Payments, net	(41)	(32)	(5)	(6)
Accretion expense	60	43	2	1
Balance at March 31,	$6,750	$5,779	$370	$352
____________________________
(1)The $13 addition for the three months ended March 31, 2022 is due to expected higher waste disposal costs at Midnite Mine.

	At March 31, 2023			At December 31, 2022
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$473	$44	$517	$482	$44	$526
Non-current (2)	6,277	326	6,603	6,249	329	6,578
Total (3)	$6,750	$370	$7,120	$6,731	$373	$7,104
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $3,721 and $3,722 related to Yanacocha at March 31, 2023 and December 31, 2022, respectively.
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
Included in Other non-current assets at March 31, 2023 and December 31, 2022 are $62 and $62 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at March 31, 2023 and December 31, 2022 primarily relate to the Ahafo and Akyem mines.
Included in Other non-current assets at March 31, 2023 and December 31, 2022 are $34 and $35, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at March 31, 2023 and December 31, 2022 primarily relate to San Jose Reservoir at Yanacocha.
Refer to Note 17 for further discussion of reclamation and remediation matters.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6     OTHER EXPENSE, NET

	Three Months Ended March 31,
	2023	2022
Impairment charges	$4	$—
Restructuring and severance	2	1
COVID-19 specific costs (1)	—	17
Settlement costs	—	13
Other	2	4
Other expense, net	$8	$35
____________________________
(1)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
NOTE 7     OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2023	2022
Change in fair value of investments	$41	$39
Gain (loss) on asset and investment sales, net (1)	36	(35)
Interest	36	5
Foreign currency exchange, net	(11)	1
Pension settlement (2)	—	(130)
Other	(3)	11
Other income (loss), net	$99	$(109)
____________________________
(1)For the three months ended March 31, 2023, primarily consists of the gain recognized on the exchange of the previously held Maverix Metals, Inc. ("Maverix") investment for the Triple Flag Precious Metals Corporation ("Triple Flag") investment in January 2023, partially offset by the loss on the sale of the Triple Flag investment in March 2023. Refer to Note 10 for further information. For the three months ended March 31, 2022, primarily consists of the loss recognized on the sale of the La Zanja equity method investment. Refer to Note 1 for further information.
(2)Primarily relates to the non-cash pension settlement charges of $130 resulting from the Company executing an annuitization to transfer a portion of the pension plan obligations from the Company's U.S. qualified defined benefit pension plans to an insurance company using plan assets during the first quarter of 2022.
NOTE 8     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31, (1)
	2023		2022
Income (loss) before income and mining tax and other items		$539		$628

U.S. federal statutory tax rate	21%	$113	21%	$132
Reconciling items:
Foreign rate differential	8	43	11	69
Mining and other taxes (net of associated federal benefit)	5	29	6	37
Other	6	28	(4)	(24)
Income and mining tax expense (benefit)	40%	$213	34%	$214
____________________________
(1)Tax rates may not recalculate due to rounding.
NOTE 9 FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) and nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$2,657	$2,657	$—	$—
Restricted cash	68	68	—	—
Time deposits and other (Note 10)	815	—	815	—
Trade receivable from provisional sales, net	348	—	348	—
Marketable equity securities (Note 10)	299	288	11	—
Restricted marketable debt securities (Note 10)	26	22	4	—
Restricted other assets (Note 10)	8	8	—	—
Contingent consideration assets	187	—	—	187
Derivative assets	12	—	12	—
	$4,420	$3,043	$1,190	$187
Liabilities:
Debt (2)	$5,320	$—	$5,320	$—
Contingent consideration liabilities	5	—	—	5
	$5,325	$—	$5,320	$5

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$2,877	$2,877	$—	$—
Restricted cash	67	67	—	—
Time deposits and other (Note 10)	846	—	846	—
Trade receivable from provisional sales, net	364	—	364	—
Long-lived assets	25	—	—	25
Marketable equity securities (Note 10)	260	250	10	—
Restricted marketable debt securities (Note 10)	27	23	4	—
Restricted other assets (Note 10)	8	8	—	—
Contingent consideration assets	188	—	—	188
Derivative assets	20	—	20	—
	$4,682	$3,225	$1,244	$213
Liabilities:
Debt (2)	$5,136	$—	$5,136	$—
Contingent consideration liabilities	3	—	—	3
	$5,139	$—	$5,136	$3
____________________________
(1)Cash and cash equivalents include time deposits that have an original maturity of three months or less.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,572 and $5,571 at March 31, 2023 and December 31, 2022, respectively. Refer to Note 13 for further information. The fair value measurement of debt was based on an independent third-party pricing source.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2023 and December 31, 2022:

Description	At March 31, 2023	Valuation Technique	Significant Input	Range, Point Estimate or Average
Contingent consideration assets	$187	Monte Carlo (1)	Discount rate (2)	8.76 - 29.59%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (2)	5.56 - 7.08%

Description	At December 31, 2022	Valuation Technique	Significant Input	Range, Point Estimate or Average
Long-lived assets	$25	Market-based approach	Various (3)	Various (3)
Contingent consideration assets	$188	Monte Carlo (1)	Discount rate (2)	8.75 - 29.59%
Contingent consideration liabilities	$3	Discounted cash flow	Discount rate (2)	5.56 - 7.08%
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(2)The weighted average discount rate used to calculate the Company’s contingent consideration assets and liabilities is 11.85% and 6.47%, respectively, at March 31, 2023 and 11.86% and 6.07%, respectively, at December 31, 2022. Various other inputs including, but not limited to, metal prices and production profiles were considered in determining the fair value of the individual contingent consideration assets and liabilities.
(3)At December 31, 2022, the Company recognized an impairment charge on the long-lived assets at CC&V, which resulted in a remaining long-lived asset balance of $25. The impairment was determined using the income approach and included the following significant inputs (i) updated cash flow information from the Company's business and closure plans at December 31, 2022, (ii) a short-term gold price of $1,750, (iii) a long-term gold price of $1,600, (iv) current estimates of reserves, resources, and exploration potential, and (v) a country specific pre-tax discount rate of 6.75%. The Company performed a nonrecurring fair value measurement and estimated the fair value of the remaining asset balance using a market-based approach based on the appraised value in an assumed sale to a third-party market participant.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent Consideration Assets (1)	Total Assets	Contingent Consideration Liabilities	Total Liabilities
Fair value at December 31, 2022	$188	$188	$3	$3
Revaluation	(1)	(1)	2	2
Fair value at March 31, 2023	$187	$187	$5	$5

	Contingent Consideration Assets (1)	Total Assets	Contingent consideration liabilities	Total liabilities
Fair value at December 31, 2021	$171	$171	$5	$5
Revaluation	8	8	—	—
Fair value at March 31, 2022	$179	$179	$5	$5
____________________________
(1)In 2023, the (loss) gain recognized on revaluation of $(7) and $6 is included in Other Income (loss), net and Net income (loss) from discontinued operations, respectively. In 2022, the gain recognized on revaluation is included in Net income (loss) from discontinued operations.
NOTE 10     INVESTMENTS

	At March 31, 2023	At December 31, 2022
Time deposits and other investments:
Time deposits and other (1)	$815	$846
Marketable equity securities	32	34
	$847	$880

Non-current investments:
Marketable equity securities	$267	$226

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,466	$1,435
NuevaUnión Project (50.0%)	960	956
Norte Abierto Project (50.0%)	523	518
Maverix Metals, Inc. (—% and 28.5%, respectively) (2)	—	143
	2,949	3,052
	$3,216	$3,278

Non-current restricted investments: (3)
Marketable debt securities	$26	$27
Other assets	8	8
	$34	$35
____________________________
(1)At March 31, 2023 and December 31, 2022, Time deposits and other primarily includes time deposits with an original maturity of more than three months but less than one year of $797 and $829, respectively, and related accrued interest of $7 and $9, respectively.
(2)In January 2023, Maverix was fully acquired by Triple Flag. The Company's ownership interest in the newly combined company was subsequently sold in March 2023. Refer to "Maverix Metals, Inc." below for further information.
(3)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 5 for further information regarding these amounts.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the three months ended March 31, 2023 and March 31, 2022 primarily consists of income of $21 and $35, respectively, from the Pueblo Viejo mine.
See below for further information on the Company's equity method investments.
Pueblo Viejo
As of March 31, 2023 and December 31, 2022, the Company had outstanding shareholder loans to Pueblo Viejo of $374 and $356, with accrued interest of $4 and $8, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of March 31, 2023.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $117 and $138 for the three months ended March 31, 2023 and March 31, 2022, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of March 31, 2023 or December 31, 2022.
Maverix Metals, Inc.
In January 2023, Triple Flag acquired all of the issued and outstanding common shares of Maverix, resulting in Newmont holding a 7.5% ownership interest in the combined company. Prior to close, Newmont held 28.5% of Maverix’s outstanding common shares. In March 2023, the Company sold all of its common shares in Triple Flag. As a result, a net gain of $36 was recognized in the first quarter of 2023, which is included in Other income, net in the Condensed Consolidated Statement of Operations.
NOTE 11     INVENTORIES

	At March 31, 2023	At December 31, 2022
Materials and supplies	$779	$750
In-process	134	123
Concentrate	85	47
Precious metals	69	59
Inventories	$1,067	$979
NOTE 12     STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2023			At December 31, 2022
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$580	$325	$905	$480	$294	$774
Non-current	1,372	319	1,691	1,391	325	1,716
Total	$1,952	$644	$2,596	$1,871	$619	$2,490

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13     DEBT
Scheduled minimum debt repayments are as follows:

At March 31, 2023
Year Ending December 31,
2023 (for the remainder of 2023)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	5,624
Total face value of debt	5,624
Unamortized premiums, discounts, and issuance costs	(52)
Debt	$5,572
NOTE 14     OTHER LIABILITIES

	At March 31, 2023	At December 31, 2022
Other current liabilities:
Reclamation and remediation liabilities	$517	$526
Accrued operating costs	338	370
Accrued capital expenditures	203	221
Payables to NGM (1)	57	73
Other (2)	378	409
	$1,493	$1,599

Other non-current liabilities:
Income and mining taxes (3)	$217	$206
Other (4)	220	224
	$437	$430
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
(2)Primarily consists of the current portion of the silver streaming agreement liability, royalties, taxes other than income and mining taxes, and accrued interest on debt.
(3)Primarily consists of unrecognized tax benefits, including penalties and interest.
(4)Primarily consists of the non-current portion of the Norte Abierto deferred payments and operating lease liabilities.
NOTE 15     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Cash Flow Hedge Instruments	Total
Balance at December 31, 2022	$(1)	$126	$(27)	$(69)	$29
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(1)	(1)	(3)	(4)	(9)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	2	1	3
Other comprehensive income (loss)	(1)	(1)	(1)	(3)	(6)
Balance at March 31, 2023	$(2)	$125	$(28)	$(72)	$23

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2023	2022
Decrease (increase) in operating assets:
Trade and other receivables	$(25)	$(21)
Inventories, stockpiles and ore on leach pads	(171)	(44)
Other assets	19	(3)
Increase (decrease) in operating liabilities:
Accounts payable	19	(46)
Reclamation and remediation liabilities	(46)	(38)
Accrued tax liabilities	1	(165)
Other accrued liabilities	(159)	(148)
Net change in operating assets and liabilities	$(362)	$(465)
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 3. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Ahafo and Akyem reportable segments, respectively. The CC&V matter relates to the CC&V reportable segment. The Mexico tax matter relates to the Peñasquito reportable segment.
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
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, the Company’s current asset retirement obligation includes plans for the construction and post-closure management of two new water treatment plants and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). The ultimate construction costs of the two water treatment plants remain highly uncertain as ongoing study work and assessment of opportunities that incorporates the latest design considerations remain in progress. These and other additional risks and contingencies that are the subject of ongoing studies, including, but not limited to, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and storm water management system, and review of post-closure management costs, could result in future material increases to the reclamation obligation at Yanacocha.
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
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”, a wholly-owned subsidiary of the Company) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the historic Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, but the January 2021 new permits contained new water quality limits. The Settlement Agreement involves the installation of interim passive water treatment and ongoing monitoring over the next three years, and then more long-term water treatment installed with target compliance by November 2027. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel. Depending on the remediation plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
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
The Dawn mill site is regulated by the Washington Department of Health (the "WDOH") and is in the process of being closed in accordance with the federal Uranium Mill Tailings Radiation Control Act, and associated Washington state regulations. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in the second quarter of 2018. The remaining closure activities will consist primarily of finalizing an Alternative Concentration Limit application (the "ACL application") submitted in 2020 to the WDOH to address groundwater issues, and also evaporating the remaining balance of process water at the site. In the fourth quarter of 2022, the WDOH provided

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
comments on the ACL application, which Newmont is evaluating and conducting studies to better understand and respond to the comments provided by the WDOH. These studies and the related comment process will extend beyond the current year and could result in future material increases to the remediation obligation.
The remediation liability for the Midnite mine site and Dawn mill site is approximately $185, assumed 100% by Newmont, at March 31, 2023.
Goldcorp Canada Ltd. - 100% Newmont Owned
Porcupine mine site. The Porcupine complex is comprised of active open pit and underground mining operations as well as inactive, legacy sites from its extensive history of mining gold in and around the city of Timmins, Ontario since the early 1900s. As a result of these primarily historic mining activities, there are mine hazards in the area that could require some form of reclamation. The Company is conducting studies to better catalog, prioritize, and update its existing information of these historical mine hazards, to inform its closure plans and estimated closure costs. These studies will extend beyond the current year and could result in future material increases to the reclamation obligation at Porcupine.
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
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC (collectively "Newmont"), and certain Kirkland defendants (collectively "Kirkland"). IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court granted in October 2022. Newmont submitted its statement of defense on February 27, 2023. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.
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
Refer to Note 25 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 for information on the Company's deferred and contingent payments.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
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
We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, and Ghana.
Refer to the discussion of Risk and Uncertainties within Note 2 of the Condensed Consolidated Financial Statements as well as the Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and Non-GAAP Financial Measures sections presented below, for information about the continued impacts from the geopolitical and macroeconomic pressures including recent turmoil in the banking sector, inflation, effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions relating to the Russian invasion of Ukraine and the COVID-19 pandemic, as well as an uncertain and evolving labor market.
In January 2023, the Company reevaluated its segments to reflect certain changes in the financial information regularly reviewed by the CODM and determined that its reportable segments were each of its 12 mining operations and its 38.5% interest in Nevada Gold Mines ("NGM"), which is accounted for using the proportionate consolidation method. Segment results for the prior periods have been recast to reflect the change in reportable segments. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
In the third quarter of 2022, the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. With the delay of the Yanacocha Sulfides project, management will focus its efforts on optimizing its allocation of funds to current operations and other capital commitments, while continuing to assess execution and project plan options, up to and including transitioning Yanacocha operations into full closure. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion.
In February 2022, the Company completed the acquisition of Buenaventura's 43.65% noncontrolling interest in Minera Yanacocha S.R.L. ("Yanacocha") (the "Yanacocha Transaction") and sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"). Additionally, in March 2022, Sumitomo exercised its option to require Yanacocha to repurchase its 5% interest which closed in the second quarter of 2022, resulting in the Company obtaining 100% ownership interest in Yanacocha. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details regarding these transactions.
We continue to focus on improving safety and efficiency at our operations, maintaining leading ESG practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Net income (loss) from continuing operations attributable to Newmont stockholders	$339	$432	$(93)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.42	$0.54	$(0.12)
    The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2023, compared to the same period in 2022, is primarily due to a decrease in Sales resulting from lower average realized prices for all metals except gold and lower sales volumes for all metals except copper, largely as a result of (i) lower ore grade milled and lower mill recovery at Peñasquito; and (ii) lower production at Tanami due to significant rainfall and flooding in the Northern Territory and surrounding areas in early 2023, which resulted in transportation route closures into the mine ("Tanami rainfall event"). As a result, processing operations were paused for the majority of February 2023. During this time, mining operations continued and ore was stockpiled and in late February, transportation routes were reopened, and processing operations were resumed. The Company is working with its insurers related to the business interruption that resulted from this event.
Additionally, the decrease in Net income (loss) from continuing operations attributable to Newmont stockholders is also the result of higher Costs applicable to sales predominately resulting from cost inflation impacts, partially offset by a non-cash pension settlement charge recognized in 2022, lower Depreciation and amortization, and the net gain recognized on the sale of the Triple Flag Precious Metals Corporation ("Triple Flag") investment, acquired during the first quarter of 2023 in exchange for the previously held Maverix Metals Inc. ("Maverix") investment, compared to the loss on the sale of the La Zanja equity method investment in 2022.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$2,303	$2,514	$(211)	(8)%
Copper	110	99	11	11
Silver	117	156	(39)	(25)
Lead	32	44	(12)	(27)
Zinc	117	210	(93)	(44)
	$2,679	$3,023	$(344)	(11)%

	Three Months Ended March 31, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,297	$105	$110	$35	$143
Provisional pricing mark-to-market	17	9	2	(2)	(4)
Silver streaming amortization	—	—	16	—	—
Gross after provisional pricing and streaming impact	2,314	114	128	33	139
Treatment and refining charges	(11)	(4)	(11)	(1)	(22)
Net	$2,303	$110	$117	$32	$117
Consolidated ounces (thousands)/pounds (millions) sold	1,208	26	6,124	36	99
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,901	$3.99	$17.98	$0.95	$1.44
Provisional pricing mark-to-market	14	0.33	0.30	(0.06)	(0.04)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,915	4.32	20.84	0.89	1.40
Treatment and refining charges	(9)	(0.14)	(1.67)	(0.03)	(0.22)
Net	$1,906	$4.18	$19.17	$0.86	$1.18
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Three Months Ended March 31, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,502	$92	$148	$44	$206
Provisional pricing mark-to-market	23	9	3	1	22
Silver streaming amortization	—	—	19	—	—
Gross after provisional pricing and streaming impact	2,525	101	170	45	228
Treatment and refining charges	(11)	(2)	(14)	(1)	(18)
Net	$2,514	$99	$156	$44	$210
Consolidated ounces (thousands)/pounds (millions) sold	1,329	21	7,652	42	120
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,883	$4.51	$19.41	$1.06	$1.72
Provisional pricing mark-to-market	17	0.45	0.36	0.03	0.18
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,900	4.96	22.22	1.09	1.90
Treatment and refining charges	(8)	(0.12)	(1.86)	(0.03)	(0.15)
Net	$1,892	$4.84	$20.36	$1.06	$1.75
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Three Months Ended March 31,
	2023 vs. 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(229)	$30	$(34)	$(5)	$(40)
Increase (decrease) in average realized price	18	(17)	(8)	(7)	(49)
Decrease (increase) in treatment and refining charges	—	(2)	3	—	(4)
	$(211)	$11	$(39)	$(12)	$(93)
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$1,239	$1,184	$55	5%
Copper	53	46	7	15
Silver	82	97	(15)	(15)
Lead	22	22	—	—
Zinc	86	86	—	—
	$1,482	$1,435	$47	3%
The increase in Costs applicable to sales during the three months ended March 31, 2023, compared to the same period in 2022, is primarily due to impacts arising from the significant inflation experienced globally including increases in labor, materials, and maintenance costs, supply chain disruption and higher energy prices, partially offset by an increase in finished goods inventory and buildup of stockpile inventory at Peñasquito compared to a draw-down of stockpile inventory in 2022 and lower sales volumes.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$388	$444	$(56)	(13)%
Copper	9	8	1	13
Silver	25	44	(19)	(43)
Lead	7	10	(3)	(30)
Zinc	24	35	(11)	(31)
Other	8	6	2	33
	$461	$547	$(86)	(16)%
The decrease to Depreciation and amortization during the three months ended March 31, 2023, compared to the same period in 2022, is primarily due to the (i) lower production volume at NGM as a result of the ramp down of mining at Long Canyon, lower leach pad production, and lower ore grade mined and (ii) lower sales and production volume at Peñasquito as a result of an increase in finished goods inventory and a buildup of stockpile inventory compared to a draw-down in 2022 and lower ore grade mined.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, see Results of Consolidated Operations below.
For discussion regarding variations in operations, see Results of Operations below.
Income and mining tax expense (benefit) was $213 and $214 during the three months ended March 31, 2023 and 2022, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 8 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	March 31, 2023					March 31, 2022
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$85	16%		$14		$152	16%		$25
CC&V	27	19		5		(6)	—		—
Corporate & Other	(32)	50		(16)		(184)	23		(43)
Total US	80	4		3		(38)	47		(18)
Australia	255	35		90		292	35		103
Ghana	112	33		37		124	34		42
Suriname	37	24		9		71	27		19
Peru	(6)	—		—		2	50		1
Canada	54	13		7		(49)	2		(1)
Mexico	16	400		64		225	44		100
Argentina	(14)	—		—		(5)	340		(17)
Other Foreign	5	—		—		6	—		—
Rate adjustments	—	N/A		3	(2)	—	N/A		(15)	(2)
Consolidated	$539	40%	(3)	$213		$628	34%	(3)	$214
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
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA introduced an excise tax on stock repurchases of 1% and a corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a three-year period. The IRA is effective for fiscal periods beginning 2023. While waiting on pending Department of Treasury regulatory guidance, we are continuing to monitor developments. Based upon information known to date, the IRA has no material impact in the current consolidated financial statements, disclosures, or cash flows. Further, it is not anticipated to have a material impact to future consolidated financial statements, disclosures, or cash flows. Refer to Note 2 of the Condensed Consolidated Financial Statements for further information.
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
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended March 31,	2023	2022	2023	2022	2023	2022	2023	2022
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	48	35	$1,062	$1,426	$153	$448	$1,375	$1,676
Musselwhite	41	32	1,313	1,355	429	505	1,681	1,642
Porcupine	66	59	1,071	1,095	454	372	1,412	1,296
Éléonore	66	46	1,095	1,249	392	572	1,420	1,557
Peñasquito	85	137	1,199	651	367	292	1,539	843
Merian	82	101	1,028	845	212	214	1,235	991
Cerro Negro	67	68	1,146	974	507	600	1,379	1,252
Yanacocha	56	65	1,067	985	295	366	1,332	1,163
Boddington	199	182	841	816	141	142	1,035	931
Tanami	63	100	936	661	294	221	1,219	1,012
Ahafo	128	107	992	985	301	290	1,366	1,223
Akyem	71	91	810	737	370	327	1,067	942
Nevada Gold Mines	261	288	1,109	899	409	436	1,405	1,086
Total/Weighted-Average (3)	1,233	1,311	$1,025	$890	$328	$339	$1,376	$1,156
Merian (25%)	(20)	(25)
Yanacocha (—% and 5%, respectively) (4)	—	(11)
Attributable to Newmont	1,213	1,275

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (5)	224	299	$954	$695	$280	$299	$1,351	$951
Boddington (6)	64	51	809	833	138	145	1,019	959
Total/Weighted-Average (3)	288	350	$918	$717	$245	$275	$1,322	$997

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	60	69
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
(3)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(4)The Company acquired the remaining interest in Yanacocha in the second quarter of 2022, resulting in 100% ownership. The Company recognized amounts attributable to non-controlling interests for Yanacocha during the three months ended March 31, 2022 for the period prior to acquiring 100% ownership. Refer to Note 1 of the Condensed Consolidated Financial Statement for further information.
(5)For the three months ended March 31, 2023, the Peñasquito mine produced 7,463 thousand ounces of silver, 41 million pounds of lead and 102 million pounds of zinc. For the three months ended March 31, 2022, the Peñasquito mine produced 8,080 thousand ounces of silver, 44 million pounds of lead and 114 million pounds of zinc.

(6)For the three months ended March 31, 2023 and 2022, Boddington produced 26 million and 19 million pounds of copper, respectively.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three Months Ended March 31, 2023 compared to 2022
CC&V, USA. Gold production increased 37% primarily due to higher leach pad recoveries. Costs applicable to sales per gold ounce decreased 26% primarily due to higher gold ounces sold and no inventory write-downs in the current year compared to inventory write-downs in the prior year. Depreciation and amortization per gold ounce decreased 66% primarily due to a lower depreciable asset base as a result of the impairment charge recognized during the fourth quarter of 2022. All-in sustaining costs per gold ounce decreased 18% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Musselwhite, Canada. Gold production increased 28% primarily due to higher mill throughput. Costs applicable to sales per gold ounce was generally in line with the prior year. Depreciation and amortization per gold ounce decreased 15% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce were generally in line with the prior year.
Porcupine, Canada. Gold production increased 12% primarily due to higher ore grade milled partially offset by lower mill throughput. Costs applicable to sales per gold ounce was generally in line with the prior year. Depreciation and amortization per gold ounce increased 22% primarily due to higher depreciation rates as a result of higher gold ounces mined, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce increased 9% primarily due to higher reclamation costs, higher advanced project and exploration costs and higher sustaining capital spend.
Éléonore, Canada. Gold production increased 43% primarily due to higher mill throughput and higher ore grade milled. Costs applicable to sales per gold ounce decreased 12% primarily due to higher gold ounces sold, partially offset by higher maintenance costs for underground equipment and higher materials and contract labor costs. Depreciation and amortization per gold ounce decreased 31% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 9% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Peñasquito, Mexico. Gold production decreased 38% primarily due to lower mill recovery and lower ore grade milled. Gold equivalent ounces – other metals production decreased 25% primarily due to a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 17%, and lower other metals produced of 8%, as a result of lower mill recovery, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 84% primarily due to lower gold ounces sold, higher materials costs and higher workers' participation costs due to the Peñasquito profit-sharing agreement entered into during the second quarter of 2022. Costs applicable to sales per gold equivalent ounce – other metals increased 37% primarily due to lower gold equivalent ounces - other metals sold, higher materials costs and higher workers' participation costs due to the Peñasquito profit-sharing agreement entered into by the Company during the second quarter of 2022. Depreciation and amortization per gold ounce increased 26% primarily due to lower gold ounces sold, partially offset by lower depreciation rates as a result of lower gold ounces mined. Depreciation and amortization per gold equivalent ounces – other metals decreased 6% primarily due to lower depreciation rates as a result of lower gold equivalent ounces - other metals mined, partially offset by lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 83% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 42% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.
Merian, Suriname. Gold production decreased 19% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 22% primarily due to higher equipment maintenance costs, higher materials, fuel and energy costs resulting from cost inflation and lower gold ounces sold, partially offset by no inventory write-downs in the current year compared to inventory write-downs in the prior year. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 25% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 18% primarily due to higher equipment maintenance costs, higher materials and contracted service costs resulting from cost inflation and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 16% primarily due to lower depreciation rates as a result of lower gold ounces mined. All-in sustaining costs per gold ounce increased 10% primarily due higher costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production decreased 14% primarily due to lower leach pad recoveries. Costs applicable to sales per gold ounce increased 8% primarily due to higher contracted service, energy and materials costs resulting from cost inflation and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 19% primarily due to lower depreciation rates as a result of lower gold ounces mined. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher advanced project and exploration costs.

Boddington, Australia. Gold production increased 9% primarily due to higher mill throughput and higher mill recovery. Gold equivalent ounces – other metals production increased 25% primarily due to higher other metals produced of 35% as a result of higher ore grade milled, partially offset by a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 10%. Costs applicable to sales per gold ounce was generally in line with the prior year. Costs applicable to sales per gold equivalent ounce – other metals was generally in line with the prior year. Depreciation and amortization per gold ounce was generally in line with the prior year. Depreciation and amortization per gold equivalent ounce – other metals decreased 5% primarily due to higher gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 11% primarily due to higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 6% primarily due to higher sustaining capital costs, partially offset by higher gold equivalent ounces - other metals sold.
Tanami, Australia. Gold production decreased 37% primarily due to the Tanami rainfall event. Costs applicable to sales per gold ounce increased 42% primarily due to lower gold ounces sold and higher underground mining and maintenance costs. Depreciation and amortization per gold ounce increased 33% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 20% primarily due to lower gold ounces sold partially offset by lower sustaining capital spend.
Ahafo, Ghana. Gold production increased 20% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 12% primarily due to higher sustaining capital spend, partially offset by higher gold ounces sold. In February, there was a conveyor failure from one of the primary crusher conveyors that feed the mill stockpile. The site is re-routing ore to the mill in order to minimize impacts to production and developing plans to re-build the conveyor, which it expects to commission later this year. The Company is working with its insurers and expects available insurance proceeds to substantially cover the costs of the conveyor rebuild.
Akyem, Ghana. Gold production decreased 22% primarily due to lower ore grade milled, a lower drawdown of in-circuit inventory compared to the prior year and lower mill throughput. Costs applicable to sales per gold ounce increased 10% primarily due to lower gold ounces sold and higher materials and contracted service costs resulting from cost inflation. Depreciation and amortization per gold ounce increased 13% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 13% primarily due to higher costs applicable to sales per gold ounce and higher reclamation costs.
Nevada Gold Mines, USA. Attributable gold production decreased 9% primarily due to lower mill throughput at Carlin and Cortez, lower leach pad production at Long Canyon due to the ramp down of mining and lower ore grade milled at Turquoise Ridge, partially offset by higher ore grade milled at Carlin and Cortez, higher mill throughput at Turquoise Ridge and higher mill recovery at Carlin. Costs applicable to sales per gold ounce increased 23% primarily due to higher maintenance costs, higher energy costs due to cost inflation and lower gold ounces sold at Carlin and Long Canyon, partially offset by higher gold ounces sold at Cortez and Turquoise Ridge. Depreciation and amortization per gold ounce decreased 6% primarily due to higher gold ounces sold at Turquoise Ridge and Cortez. All-in sustaining costs per gold ounce increased 29% primarily due to higher costs applicable to sales per gold ounce at Carlin, Phoenix and Long Canyon, as well as higher sustaining capital spend at Carlin and Cortez.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 13% primarily due to lower ore grade milled and lower mill throughput. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol, the Surinamese dollar, and the Ghanaian cedi. Approximately 49% of Costs applicable to sales were paid in currencies other than the USD during the three months ended March 31, 2023, respectively, as follows:

Three Months Ended March 31, 2023
Australian dollar	17%
Canadian dollar	14%
Mexican peso	10%
Argentine peso	5%
Peruvian sol	2%
Surinamese dollar	1%
Ghanaian cedi	—%

Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales by $68 per ounce during the three months ended March 31, 2023 compared to the same periods in 2022, primarily in Argentina, Canada, and Australia.
Our Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina is a hyperinflationary economy with a cumulative inflation rate of over 216% for the last three years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to pay principal portions of intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our consolidated financial statements or disclosures.
Our Merian mine, located in the country of Suriname, is a USD functional currency entity. Suriname has experienced significant inflation over the last three years and is a highly inflationary economy. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. Despite steps taken by the Central Bank, the Surinamese Dollar has continued to devalue. The majority of Merian’s activity has historically been denominated in USD; as a result, the devaluation or depreciation of the Surinamese dollar has resulted in an immaterial impact on our financial statements. Therefore, future devaluation or depreciation of the Surinamese dollar is not expected to have a material impact on our consolidated financial statements or disclosures.
Liquidity and Capital Resources
Liquidity Overview
We have a disciplined capital allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our shareholders. Consistent with that strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends and share repurchases.
The Company continues to experience the impacts from geopolitical and macroeconomic pressures. With the resulting volatile environment, the Company continues to monitor inflationary conditions, as well as the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions, as well as an uncertain and evolving labor market. Depending on the duration and extent of the impact of these events, or changes in commodity prices, the prices for gold and other metals, and foreign exchange rates, we could continue to experience volatility; transportation industry disruptions could continue, including limitations on shipping produced metals; our supply chain could continue to experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition.
In early 2023, the banking industry experienced adversity in which certain banks encountered failures, take-overs, and entrance into receivership or insolvency, amongst other events. Further instability in the banking system could put the liquidity of Newmont and third parties with which we do business at risk. The Company maintains strict adherence to its cash investment policies which focus on highly rated investments and capital preservation mechanisms to achieve the Company’s strategic objectives.
As of March 31, 2023, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At March 31, 2023, the Company had $2,657 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. At March 31, 2023, the Company had $797 in time deposits with a maturity of more than three months but less than one year, which are included in Time deposits and other investments. Our Cash and cash equivalents and time deposits are highly liquid and low-risk investments that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At March 31, 2023, $915 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At March 31, 2023, $559 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.

We believe our existing consolidated Cash and cash equivalents, time deposits, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At March 31, 2023, our borrowing capacity on our revolving credit facility was $3,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility.
Our financial position was as follows:

	At March 31, 2023	At December 31, 2022
Cash and cash equivalents	$2,657	$2,877
Time deposits (1)	797	829
Borrowing capacity on revolving credit facility	3,000	3,000
Total liquidity	$6,454	$6,706
Net debt (2)	$2,665	$2,426
____________________________
(1)Time deposits are included within Time deposits and other investments on the Condensed Consolidated Balance Sheets. Refer to Note 10 of the Condensed Consolidated Financial Statements for further information.
(2)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. See Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $481 during the three months ended March 31, 2023, a decrease in cash provided of $208 from the three months ended March 31, 2022, primarily due to a decrease in sales resulting from lower sales volumes for all metals except for copper and lower average realized prices for all metals except for gold, an increase in operating cash expenditures resulting from the impacts arising from the significant inflation experienced globally, and a buildup of inventory compared to the same period in 2022, primarily at Peñasquito, partially offset by a decrease in tax payments.
Net cash provided by (used in) investing activities was $(342) during the three months ended March 31, 2023, a decrease in cash used of $177 from the three months ended March 31, 2022, primarily due to the sale of the Triple Flag investment in 2023, the payment to Buenaventura relating to the sale of the La Zanja equity method investment in 2022, and higher net maturities of time deposits in 2023, partially offset by higher capital expenditures in 2023.
Net cash provided by (used in) financing activities was $(350) during the three months ended March 31, 2023, a decrease in cash used of $545 from the three months ended March 31, 2022, primarily due to the acquisition of noncontrolling interest in Yanacocha in 2022, lower dividend payments in 2023, and higher net repayments of debt in 2022.
Capital Resources
In April 2023, the Board declared a dividend of $0.40 per share, determined under the dividend framework. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
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
Additionally, as part of our ESG initiatives, in November 2021, Newmont announced a strategic alliance with CAT and pledged a preliminary investment of $100 with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. Newmont has paid $39, all of which occurred in 2022, and the remaining pledged amount is anticipated to be paid as certain milestones are reached through 2025. Payments are recognized in Advanced projects, research and development within our Condensed Consolidated Statements of Operations.
Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets. For risks related to climate-related capital expenditures, see Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
For additional information on our capital expenditures, refer to Part II, Item 7, Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
For the three months ended March 31, 2023 and 2022, we had Additions to property, plant and mine development as follows:

	2023			2022
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
CC&V	$—	$10	$10	$—	$4	$4
Musselwhite	—	14	14	—	6	6
Porcupine	10	12	22	28	8	36
Éléonore	—	14	14	—	10	10
Peñasquito	—	35	35	2	38	40
Merian	—	14	14	—	11	11
Cerro Negro	23	12	35	17	11	28
Yanacocha	60	3	63	51	5	56
Boddington	1	36	37	1	17	18
Tanami	60	14	74	59	25	84
Ahafo	46	44	90	38	21	59
Akyem	—	10	10	2	10	12
Nevada Gold Mines	19	65	84	20	46	66
Corporate and other	4	2	6	8	8	16
Accrual basis	$223	$285	$508	$226	$220	$446
Decrease (increase) in non-cash adjustments			18			(9)
Cash basis			$526			$437
For the three months ended March 31, 2023, development capital projects primarily included Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, and Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our Ahafo North project since approval were $254, of which $42 related to the three months ended March 31, 2023. Development capital costs (excluding capitalized interest) on our Tanami Expansion 2 project since approval were $551, of which $52 related to the three months ended March 31, 2023.
For the three months ended March 31, 2022, development capital projects primarily included Pamour at Porcupine, Yanacocha Sulfides, Cerro Negro expansion projects, Tanami Expansion 2, Ahafo North, and Goldrush Complex at NGM.
Sustaining capital includes capital expenditures such as underground and surface mine development, tailings facility construction, mining equipment, capitalized component purchases and water treatment plant construction.
Refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Non-GAAP Financial Measures, "All-In Sustaining Costs" for further information.
Debt
Debt and Corporate Revolving Credit Facilities. There were no material changes to our debt and corporate revolving credit facilities since December 31, 2022. Refer to Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2022, for information regarding our debt and corporate revolving credit facilities.
In April 2023, the Company entered into an agreement (the “Second Amendment”) to amend certain terms of the existing $3,000 revolving credit agreement dated April 4, 2019, as amended by the first amendment dated as of March 30, 2021. The Second Amendment provides for the replacement of LIBOR-based rates with SOFR-based rates. Debt covenants under the Second Amendment are substantially the same as the existing credit agreement.
Debt Covenants. There were no material changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding our debt covenants. At March 31, 2023, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the

Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the “Obligor Group”). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $182 and $179 at March 31, 2023 and December 31, 2022, respectively. All noncontrolling interests relate to non-guarantor subsidiaries. For further information on our noncontrolling interests, refer to Note 1 of the Condensed Consolidated Financial Statements.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 100% interest in Yanacocha and its 38.5% interest in NGM. For further information regarding these and our other operations, refer to Note 3 of the Condensed Consolidated Financial Statements and Part I, Item 2, Management’s Discussion and Analysis, Results of Consolidated Operations.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at March 31, 2023 and December 31, 2022.

	At March 31, 2023		At December 31, 2022
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$11,537	$7,386	$13,982	$5,815
Non-current intercompany assets	$525	$511	$520	$506
Current intercompany liabilities	$10,051	$1,915	$13,118	$1,907
Non-current external debt	$5,566	$—	$5,564	$—
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
At March 31, 2023, Newmont USA had approximately $5,566 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at March 31, 2023, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At March 31, 2023, (i) Newmont’s total consolidated indebtedness was approximately $6,119, none of which was secured (other than $547 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $4,304 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 13 of the Condensed Consolidated Financial Statements.

Contractual Obligations
As of March 31, 2023, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2022. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, for information regarding our contractual obligations.
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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings Environmental and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.
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
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Refer to Non-GAAP Financial Measures within Part II, Item 7 within our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023 for further information on the non-GAAP financial measures presented below, including why management believes that its presentation of non-GAAP financial measures provides useful information to investors.
Earnings before interest, taxes, depreciation and amortization and Adjusted earnings before interest, taxes, depreciation and amortization
Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to Newmont stockholders	$351	$448
Net income (loss) attributable to noncontrolling interests	12	21
Net (income) loss from discontinued operations	(12)	(16)
Equity loss (income) of affiliates	(25)	(39)
Income and mining tax expense (benefit)	213	214
Depreciation and amortization	461	547
Interest expense, net of capitalized interest	65	62
EBITDA	$1,065	$1,237
Adjustments:
Change in fair value of investments (1)	$(41)	$(39)
(Gain) loss on asset and investment sales, net (2)	(36)	35
Impairment charges (3)	4	—
Restructuring and severance (4)	2	1
Pension settlement (5)	—	130
Settlement costs (6)	—	13
Reclamation and remediation charges (7)	—	13
Other (8)	(4)	—
Adjusted EBITDA	$990	$1,390
____________________________
(1)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities.

(2)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, in 2023 is primarily comprised of the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 10 of the Condensed Consolidated Financial Statements for further information. For 2022, primarily comprised of the loss recognized on the sale of the La Zanja equity method investment. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
(3)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(4)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
(5)Pension settlement, included in Other income (loss), net, represents pension settlement charges in 2022 related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(6)Settlement costs, included in Other expense, net, are primarily comprised of a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022.
(7)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For further information, refer to Note 5 of the Condensed Consolidated Financial Statements.
(8)Other represents income received during the first quarter of 2023, on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022. Amounts included in Other income (loss), net.
Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended March 31, 2023
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$351	$0.44	$0.44
Net loss (income) attributable to Newmont stockholders from discontinued operations	(12)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	339	0.42	0.42
Change in fair value of investments (2)	(41)	(0.05)	(0.05)
(Gain) loss on asset and investment sales, net (3)	(36)	(0.05)	(0.05)
Impairment charges (4)	4	—	—
Restructuring and severance (5)	2	—	—
Other (6)	(4)	—	—
Tax effect of adjustments (7)	16	0.02	0.02
Valuation allowance and other tax adjustments (8)	40	0.06	0.06
Adjusted net income (loss)	$320	$0.40	$0.40

Weighted average common shares (millions): (9)		794	795
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities.
(3)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, primarily represents the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 10 of the Condensed Consolidated Financial Statements for further information.
(4)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(5)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company.
(6)Other represents income received on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022. Amounts included in Other income (loss), net.
(7)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (6), as described above, and are calculated using the applicable regional tax rate.
(8)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three months ended March 31, 2023 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $10, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $17, net reductions to the reserve for uncertain tax positions of $11, other tax adjustments of $2. For further information on reductions to the reserve for uncertain tax positions, refer to Note 8 of the Condensed Consolidated Financial Statements.
(9)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended March 31, 2022
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$448	$0.56	$0.56
Net loss (income) attributable to Newmont stockholders from discontinued operations	(16)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	432	0.54	0.54
Pension settlements (2)	130	0.16	0.16
Change in fair value of investments (3)	(39)	(0.05)	(0.05)
(Gain) loss on asset and investment sales, net (4)	35	0.04	0.04
Reclamation and remediation charges (5)	13	0.02	0.02
Settlement costs (6)	13	0.02	0.02
Restructuring and severance (7)	1	—	—
Tax effect of adjustments (8)	(37)	(0.05)	(0.05)
Valuation allowance and other tax adjustments (9)	(2)	0.01	0.01
Adjusted net income (loss)	$546	$0.69	$0.69

Weighted average common shares (millions): (10)		793	794
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Pension settlement, included in Other income (loss), net, represent pension settlement charges related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(3)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities.
(4)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, primarily represents the loss recognized on the sale of the La Zanja equity method investment. For further information, refer to Note 1 of the Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$481	$694
Less: Net cash used in (provided by) operating activities of discontinued operations	—	(5)
Net cash provided by (used in) operating activities of continuing operations	481	689
Less: Additions to property, plant and mine development	(526)	(437)
Free Cash Flow	$(45)	$252

Net cash provided by (used in) investing activities (1)	$(342)	$(519)
Net cash provided by (used in) financing activities	$(350)	$(895)
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

	At March 31, 2023	At December 31, 2022
Debt	$5,572	$5,571
Lease and other financing obligations	547	561
Less: Cash and cash equivalents	(2,657)	(2,877)
Less: Time deposits (1)	(797)	(829)
Net debt	$2,665	$2,426
____________________________
(1)Time deposits are included within Time deposits and other investments on the Condensed Consolidated Balance Sheets. Refer to Note 10 of the Condensed Consolidated Financial Statements for further information.

Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce

	Three Months Ended March 31,
	2023	2022
Costs applicable to sales (1)(2)	$1,239	$1,184
Gold sold (thousand ounces)	1,208	1,329
Costs applicable to sales per ounce (3)	$1,025	$890
____________________________
(1)Includes by-product credits of $30 and $27 during the three months ended March 31, 2023 and 2022, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended March 31,
	2023	2022
Costs applicable to sales (1)(2)	$243	$251
Gold equivalent ounces - other metals (thousand ounces) (3)	265	350
Costs applicable to sales per gold equivalent ounce (4)	$918	$717
____________________________
(1)Includes by-product credits of $2 and $2 during the three months ended March 31, 2023 and 2022, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2023 and Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.
(4)Per ounce measures may not recalculate due to rounding.
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended March 31, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (11)
Gold
CC&V	$51	$2	$3	$—	$—	$—	$10	$66	48	$1,375
Musselwhite	58	1	1	—	—	—	14	74	44	1,681
Porcupine	70	5	4	—	—	—	13	92	65	1,412
Éléonore	75	2	1	—	—	—	19	97	68	1,420
Peñasquito	67	3	—	—	—	4	12	86	56	1,539
Merian	85	2	2	—	—	—	14	103	83	1,235
Cerro Negro	70	1	1	—	—	—	12	84	61	1,379
Yanacocha	56	7	3	—	1	—	3	70	53	1,332
Boddington	167	4	1	—	—	5	28	205	198	1,035
Tanami	61	1	—	—	—	—	17	79	65	1,219
Ahafo	130	4	—	—	1	—	44	179	131	1,366
Akyem	63	10	—	—	—	—	10	83	78	1,067
Nevada Gold Mines	286	4	4	2	—	2	65	363	258	1,405
Corporate and Other (12)	—	—	19	61	—	—	2	82	—	—
Total Gold	$1,239	$46	$39	$63	$2	$11	$263	$1,663	1,208	$1,376

Gold equivalent ounces - other metals (13)
Peñasquito	$190	$7	$1	$—	$—	$34	$36	$268	199	$1,351
Boddington	53	1	1	—	—	4	8	67	66	1,019
Corporate and Other (12)	—	—	3	11	—	—	—	14	—	—
Total Gold Equivalent Ounces	$243	$8	$5	$11	$—	$38	$44	$349	265	$1,322

Consolidated	$1,482	$54	$44	$74	$2	$49	$307	$2,012
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $32 and excludes co-product revenues of $376.
(3)Includes stockpile and leach pad inventory adjustments of $1 at Akyem, and $1 at NGM.
(4)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
(5)Reclamation costs include operating accretion and amortization of asset retirement costs of $24 and $30, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $38 and $4, respectively.
(6)Advanced projects, research and development and exploration excludes development expenditures of $2 at Peñasquito, $1 at Merian, $1 at Cerro Negro, $4 at Tanami, $6 at Ahafo, $3 at Akyem, $3 at NGM, and $19 at Corporate and Other, totaling $39 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for impairment charges of $4 and restructuring and severance of $2.
(8)Includes sustaining capital expenditures of $285. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for sustaining capital expenditures by segment.
(9)Excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $241. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(10)Includes finance lease payments and other costs for sustaining projects of $22.
(11)Per ounce measures may not recalculate due to rounding.
(12)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2023.

Three Months Ended March 31, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (11)
Gold
CC&V	$52	$3	$1	$—	$1	$—	$4	$61	36	$1,676
Musselwhite	43	2	1	—	1	—	6	53	32	1,642
Porcupine	66	1	2	—	—	—	9	78	60	1,296
Éléonore	62	2	—	—	1	—	12	77	50	1,557
Peñasquito	87	2	1	—	1	7	14	112	134	843
Merian	87	2	1	—	1	—	11	102	103	991
Cerro Negro	63	1	—	—	6	—	11	81	64	1,252
Yanacocha	67	4	—	—	3	—	5	79	68	1,163
Boddington	162	5	1	—	—	3	13	184	198	931
Tanami	65	—	3	—	3	—	29	100	99	1,012
Ahafo	106	2	1	—	1	—	22	132	108	1,223
Akyem	67	7	1	—	—	—	10	85	90	942
Nevada Gold Mines	257	1	3	3	—	1	46	311	287	1,086
Corporate and Other (12)	—	—	23	51	—	—	7	81	—	—
Total Gold	$1,184	$32	$38	$54	$18	$11	$199	$1,536	1,329	$1,156

Gold equivalent ounces - other metals (13)
Peñasquito	$205	$5	$2	$—	$3	$33	$33	$281	295	$951
Boddington	46	1	—	—	—	2	4	53	55	959
Corporate and Other (12)	—	—	5	10	—	—	1	16	—	—
Total Gold Equivalent Ounces	$251	$6	$7	$10	$3	$35	$38	$350	350	$997

Consolidated	$1,435	$38	$45	$64	$21	$46	$237	$1,886
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $29 and excludes co-product revenues of $509.
(3)Includes stockpile and leach pad inventory adjustments of $5 at CC&V, $3 at Merian, and $1 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $16 and $22, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $28 and $17, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at Porcupine, $2 at Peñasquito, $2 at Merian, $3 at Cerro Negro, $1 at Yanacocha, $3 at Tanami, $3 at Ahafo, $3 at Akyem, $3 at NGM, and $16 at Corporate and Other, totaling $37 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites of $17.
(7)Other expense, net is adjusted settlement costs of $13 and restructuring and severance of $1.
(8)Includes sustaining capital expenditures of $220. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for sustaining capital expenditures by segment.
(9)Excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $217. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(10)Includes finance lease payments for sustaining projects of $17.
(11)Per ounce measures may not recalculate due to rounding.
(12)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.
Accounting Developments
For a discussion of Risks and Uncertainties and Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 of the Condensed Consolidated Financial Statements.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Estimates included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 for additional information on our critical accounting policies and estimates.

Safe Harbor Statement
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:
•estimates regarding future earnings and the sensitivity of earnings to gold, copper, silver, lead, zinc, and other metal prices;
•estimates of future mineral production and sales;
•estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
•estimates of future cash flows and the sensitivity of cash flows to gold, copper, silver, lead, zinc, and other metal prices;
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
•statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future share repurchase transactions, debt repayments, or debt tender transactions;
•statements regarding future dividends and returns to shareholders;
•estimates regarding future exploration expenditures, and discoveries;
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
•statements and expectations regarding the impacts of COVID-19, COVID variants and other health and safety conditions;
•statements regarding the impacts of changes in the legal and regulatory environment in which we operate including, without limitation, relating to regional, national, domestic and foreign laws;
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
•the price of gold, copper, silver, lead, zinc, and other metal prices and commodities;
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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2022 as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in millions, except per ounce and per pound amounts).
Metal Prices
Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the USD; inflation, deflation, or other general price instability; and global mine production levels. Changes in the market price of copper, silver, lead and zinc also affect our profitability and cash flow. These metals are traded on established international exchanges and prices generally reflect market supply and demand but can also be influenced by speculative trading in the commodity or by currency exchange rates.
Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets and goodwill. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding the sensitivity of our impairment analyses over long-lived assets and goodwill to changes in metal price.
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

The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2023 included production cost and capitalized expenditure assumptions unique to each operation and short-term and long-term assumptions as follows:

	Short-Term	Long-Term
Gold price (per ounce)	$1,890	$1,600
Copper price (per pound)	$4.05	$3.50
Silver price (per ounce)	$22.55	$20.00
Lead price (per pound)	$0.97	$1.05
Zinc price (per pound)	$1.42	$1.30
AUD to USD exchange rate	$0.68	$0.75
CAD to USD exchange rate	$0.74	$0.80
MXN to USD exchange rate	$0.05	$0.04
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
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at March 31, 2023 in relation to the U.S. dollar at our foreign mining operations. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $68 increase to Costs applicable to sales per ounce at March 31, 2023.
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
By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. We have performed a sensitivity analysis as of March 31, 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covered all of our AUD-denominated fixed forward contracts. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD market rates in effect at March 31, 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an approximate decrease in the fair value of the hedging derivative instruments of $35 at March 31, 2023.

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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of March 31, 2023.

	Gold	Copper	Silver	Lead	Zinc
	(ounces, in thousands)	(pounds, in millions)	(ounces, in thousands)	(pounds, in millions)	(pounds, in millions)
Provisionally priced sales subject to final pricing (1)	132	37	3,493	19	59
Average provisional price, per measure	$1,969	$4.05	$24.08	$0.96	$1.33
Effect of 10% price change in average price, in millions	$18	$10	$5	$1	$5
Market closing settlement price, per measure (2)	$1,980	$4.05	$23.89	$0.97	$1.32
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized within Costs applicable to sales.
(2)The closing settlement price as of March 31, 2023 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 17 of the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1, 2023 through January 31, 2023	—	$—	—	N/A
February 1, 2023 through February 28, 2023	386,643	$43.89	—	N/A
March 1, 2023 through March 31, 2023	115,546	$43.70	—	N/A
___________________________
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
The health and safety of our people and our host communities is paramount. This is why Newmont continues to sustain robust controls at our operations and offices globally, including in connection with COVID-19, COVID variants, and other health and safety consideration.
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

ITEM 5.       OTHER INFORMATION.
None.
ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1*	-	Senior Executive Compensation Program of Registrant, effective January 1, 2023, filed herewith.

10.2*	-	Newmont Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2023, filed herewith

10.3*	-	2023 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.4*	-	2023 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.5*	-	2023 Form of Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.6	-
Second Amendment Agreement, dated as of April 14, 2023, to the Credit Agreement, dated as of April 4, 2019, among Newmont Corporation as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent, filed herewith.

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

NEWMONT CORPORATION
(Registrant)

Date: April 27, 2023	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Interim Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2023	/s/ JOSHUA L. CAGE
Joshua L. Cage
Interim Chief Accounting Officer
(Principal Accounting Officer)