Form 10-Q
period 2023-06-30
NEWMONT Corp /DE/
filed 2023-07-20
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
There were 794,732,443 shares of common stock outstanding on July 13, 2023.

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
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
SECOND QUARTER 2023 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Financial Results:
Sales	$2,683	$3,058	$5,362	$6,081
Gold	$2,380	$2,722	$4,683	$5,236
Copper	$82	$76	$192	$175
Silver	$124	$140	$241	$296
Lead	$32	$28	$64	$72
Zinc	$65	$92	$182	$302
Costs applicable to sales (1)	$1,543	$1,708	$3,025	$3,143
Gold	$1,277	$1,381	$2,516	$2,565
Copper	$48	$49	$101	$95
Silver	$95	$155	$177	$252
Lead	$33	$29	$55	$51
Zinc	$90	$94	$176	$180
Net income (loss) from continuing operations	$153	$392	$504	$845
Net income (loss)	$155	$400	$518	$869
Net income (loss) from continuing operations attributable to Newmont stockholders	$153	$379	$492	$811
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.19	$0.48	$0.62	$1.02
Net income (loss) attributable to Newmont stockholders	$0.19	$0.49	$0.64	$1.05
Adjusted net income (loss) (2)	$266	$362	$586	$908
Adjusted net income (loss) per share, diluted (2)	$0.33	$0.46	$0.74	$1.14
Earnings before interest, taxes and depreciation and amortization (2)	$835	$1,024	$1,900	$2,261
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$910	$1,149	$1,900	$2,539
Net cash provided by (used in) operating activities of continuing operations			$1,137	$1,722
Free cash flow (2)			$(5)	$766
Cash dividends paid per common share in the period ended June 30	$0.40	$0.55	$0.80	$1.10
Cash dividends declared per common share for the period ended June 30	$0.40	$0.55	$0.80	$1.10
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
SECOND QUARTER 2023 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,203	1,453	2,436	2,764
Sold	1,211	1,482	2,419	2,811
Attributable gold ounces (thousands):
Produced (1)	1,240	1,495	2,513	2,839
Sold (2)	1,197	1,455	2,385	2,746
Consolidated and attributable gold equivalent ounces - other metals (thousands) (3)
Produced	256	330	544	680
Sold	251	333	516	683
Consolidated and attributable - other metals:
Produced copper (million pounds)	26	24	52	43
Sold copper (million pounds)	25	25	51	46
Produced silver (thousand ounces)	6,323	7,733	13,786	15,813
Sold silver (thousand ounces)	5,999	8,066	12,123	15,718
Produced lead (million pounds)	45	35	86	79
Sold lead (million pounds)	36	35	72	77
Produced zinc (million pounds)	78	94	180	208
Sold zinc (million pounds)	90	85	189	205
Average realized price:
Gold (per ounce)	$1,965	$1,836	$1,936	$1,863
Copper (per pound)	$3.26	$2.99	$3.73	$3.81
Silver (per ounce)	$20.56	$17.42	$19.85	$18.85
Lead (per pound)	$0.92	$0.80	$0.89	$0.94
Zinc (per pound)	$0.73	$1.08	$0.96	$1.47
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,054	$932	$1,040	$912
Gold equivalent ounces - other metals (per ounce) (3)	$1,062	$983	$988	$846
All-in sustaining costs: (5)
Gold (per ounce)	$1,472	$1,199	$1,424	$1,179
Gold equivalent ounces - other metals (per ounce) (3)	$1,492	$1,286	$1,405	$1,138
____________________________
(1)Attributable gold ounces produced includes 51 and 70 thousand ounces for the three months ended June 30, 2023 and 2022, respectively, and 111 and 139 thousand ounces for the six months ended June 30, 2023 and 2022, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(3)Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price. In 2023, the Company updated the metal prices utilized for this calculation to align with reserve metal price assumptions; this resulted in fewer calculated gold equivalent ounces - other metals produced and sold of 48 thousand ounces and 47 thousand ounces, respectively, for the three months ended June 30, 2023, and 103 thousand ounces and 95 thousand ounces, respectively, for the six months ended June 30, 2023, than would have been calculated based on the pricing used in 2022 for this calculation. Refer to Results of Consolidated Operations within Part I, Item 2, Management's Discussion and Analysis for further information.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)Refer to Non-GAAP Financial Measures within Part I, Item 2, Management's Discussion and Analysis.

Second Quarter 2023 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $153 or $0.19 per diluted share, a decrease of $226 from the prior-year quarter primarily due to a decrease in Sales resulting largely from lower gold sales volumes, which includes the impacts arising from (i) work stoppage at Peñasquito for the month of June 2023 due to a labor strike and (ii) lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit. Additionally, the decrease was the result of higher income tax expense, partially offset by lower Costs applicable to sales, a decrease in unrealized losses on marketable equity securities, and lower Depreciation and amortization.
•Adjusted net income: Reported Adjusted net income of $266 or $0.33 per diluted share, a decrease of $0.13 per diluted share from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $910 in Adjusted EBITDA, a decrease of 21% from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $1,137, a decrease of 34% from the prior year, and free cash flow of $(5) (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•ESG: Published 3rd annual climate report in May 2023 providing a view on how the Company understands and is addressing climate change from managing physical and transition climate risk, to climate impacts and reducing our greenhouse gas emissions.
•Attributable gold production: Produced 1.2 million attributable ounces of gold and 256 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $2.8 billion of consolidated cash, $374 million of time deposits with a maturity of more than three months but less than one year, and $6.2 billion of total liquidity; declared a dividend of $0.40 per share in July 2023.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales (Note 4)	$2,683	$3,058	$5,362	$6,081

Costs and expenses:
Costs applicable to sales (1)	1,543	1,708	3,025	3,143
Depreciation and amortization	486	559	947	1,106
Reclamation and remediation (Note 5)	66	49	132	110
Exploration	66	62	114	100
Advanced projects, research and development	44	45	79	89
General and administrative	71	73	145	137
Other expense, net (Note 6)	41	22	49	57
	2,317	2,518	4,491	4,742
Other income (expense):
Other income (loss), net (Note 7)	(17)	(75)	82	(184)
Interest expense, net of capitalized interest	(49)	(57)	(114)	(119)
	(66)	(132)	(32)	(303)
Income (loss) before income and mining tax and other items	300	408	839	1,036
Income and mining tax benefit (expense) (Note 8)	(163)	(33)	(376)	(247)
Equity income (loss) of affiliates (Note 11)	16	17	41	56
Net income (loss) from continuing operations	153	392	504	845
Net income (loss) from discontinued operations	2	8	14	24
Net income (loss)	155	400	518	869
Net loss (income) attributable to noncontrolling interests (Note 1)	—	(13)	(12)	(34)
Net income (loss) attributable to Newmont stockholders	$155	$387	$506	$835

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$153	$379	$492	$811
Discontinued operations	2	8	14	24
	$155	$387	$506	$835
Weighted average common shares (millions):
Basic	795	794	794	793
Effect of employee stock-based awards	—	1	1	2
Diluted	795	795	795	795

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$0.19	$0.48	$0.62	$1.02
Discontinued operations	—	0.01	0.02	0.03
	$0.19	$0.49	$0.64	$1.05
Diluted:
Continuing operations	$0.19	$0.48	$0.62	$1.02
Discontinued operations	—	0.01	0.02	0.03
	$0.19	$0.49	$0.64	$1.05
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$155	$400	$518	$869
Other comprehensive income (loss):
Change in marketable securities, net of tax	—	(1)	(1)	(2)
Foreign currency translation adjustments	(4)	2	(5)	1
Change in pension and other post-retirement benefits, net of tax	(2)	(1)	(3)	121
Reclassification of (gain) loss on cash flow hedges from accumulated other comprehensive income (loss), net of tax	(4)	1	(7)	2
Other comprehensive income (loss)	(10)	1	(16)	122
Comprehensive income (loss)	$145	$401	$502	$991

Comprehensive income (loss) attributable to:
Newmont stockholders	$145	$388	$490	$957
Noncontrolling interests	—	13	12	34
	$145	$401	$502	$991
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30, 2023	At December 31, 2022
ASSETS
Cash and cash equivalents	$2,829	$2,877
Time deposits and other investments (Note 11)	409	880
Trade receivables (Note 4)	185	366
Inventories (Note 12)	1,111	979
Stockpiles and ore on leach pads (Note 13)	858	774
Other current assets	742	639
Current assets	6,134	6,515
Property, plant and mine development, net	24,284	24,073
Investments (Note 11)	3,172	3,278
Stockpiles and ore on leach pads (Note 13)	1,737	1,716
Deferred income tax assets	166	173
Goodwill	1,971	1,971
Other non-current assets	669	756
Total assets	$38,133	$38,482

LIABILITIES
Accounts payable	$565	$633
Employee-related benefits	313	399
Income and mining taxes payable	155	199
Lease and other financing obligations	96	96
Other current liabilities (Note 15)	1,564	1,599
Current liabilities	2,693	2,926
Debt (Note 14)	5,574	5,571
Lease and other financing obligations	441	465
Reclamation and remediation liabilities (Note 5)	6,604	6,578
Deferred income tax liabilities	1,795	1,809
Employee-related benefits	399	342
Silver streaming agreement	786	828
Other non-current liabilities (Note 15)	426	430
Total liabilities	18,718	18,949

Commitments and contingencies (Note 18)

EQUITY
Common stock	1,281	1,279
Treasury stock	(261)	(239)
Additional paid-in capital	17,407	17,369
Accumulated other comprehensive income (loss) (Note 16)	13	29
Retained earnings (accumulated deficit)	785	916
Newmont stockholders' equity	19,225	19,354
Noncontrolling interests	190	179
Total equity	19,415	19,533
Total liabilities and equity	$38,133	$38,482
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$518	$869
Non-cash adjustments:
Depreciation and amortization	947	1,106
Net loss (income) from discontinued operations	(14)	(24)
Reclamation and remediation	120	103
Stock-based compensation	42	40
(Gain) loss on asset and investment sales, net (Note 7)	(36)	35
Deferred income taxes	21	(111)
Change in fair value of investments (Note 7)	1	96
Charges from pension settlement (Note 7)	—	130
Other non-cash adjustments	7	(20)
Net change in operating assets and liabilities (Note 17)	(469)	(502)
Net cash provided by (used in) operating activities of continuing operations	1,137	1,722
Net cash provided by (used in) operating activities of discontinued operations	7	15
Net cash provided by (used in) operating activities	1,144	1,737

Investing activities:
Additions to property, plant and mine development	(1,142)	(956)
Proceeds from maturities of investments	981	—
Purchases of investments	(542)	(8)
Proceeds from asset and investment sales	214	41
Contributions to equity method investees	(64)	(91)
Return of investment from equity method investees	30	39
Other	23	(59)
Net cash provided by (used in) investing activities	(500)	(1,034)

Financing activities:
Dividends paid to common stockholders	(636)	(873)
Funding from noncontrolling interests	75	56
Distributions to noncontrolling interests	(66)	(103)
Payments on lease and other financing obligations	(32)	(34)
Payments for withholding of employee taxes related to stock-based compensation	(22)	(36)
Acquisition of noncontrolling interests (Note 1)	—	(348)
Repayment of debt	—	(89)
Other	(3)	10
Net cash provided by (used in) financing activities	(684)	(1,417)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(9)
Net change in cash, cash equivalents and restricted cash	(44)	(723)
Cash, cash equivalents and restricted cash at beginning of period	2,944	5,093
Cash, cash equivalents and restricted cash at end of period	$2,900	$4,370

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,829	$4,307
Restricted cash included in Other current assets	1	—
Restricted cash included in Other non-current assets	70	63
Total cash, cash equivalents and restricted cash	$2,900	$4,370

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	799	$1,279	(6)	$(239)	$17,369	$29	$916	$179	$19,533
Net income (loss)	—	—	—	—	—	—	351	12	363
Other comprehensive income (loss)	—	—	—	—	—	(6)	—	—	(6)
Dividends declared (1)	—	—	—	—	—	—	(319)	—	(319)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(22)	—	—	—	—	(22)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2023	800	$1,281	(7)	$(261)	$17,386	$23	$948	$182	$19,559
Net income (loss)	—	—	—	—	—	—	155	—	155
Other comprehensive income (loss)	—	—	—	—	—	(10)	—	—	(10)
Dividends declared (1)	—	—	—	—	—	—	(318)	—	(318)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Stock-based awards and related share issuances	—	—	—	—	21	—	—	—	21
Balance at June 30, 2023	800	$1,281	(7)	$(261)	$17,407	$13	$785	$190	$19,415
____________________________
(1)Cash dividends paid per common share were $0.40 and $0.80 for the three and six months ended June 30, 2023, respectively.
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
____________________________
(1)Cash dividends paid per common share were $0.55 and $1.10 for the three and six months ended June 30, 2022.
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
Newcrest transaction
On May 14, 2023, the Company entered into a binding Scheme Implementation Deed (the “Transaction Agreement”) to acquire all of the issued and outstanding ordinary shares of Newcrest Mining Limited ("Newcrest") in a stock transaction, by way of an Australian court-approved Scheme of Arrangement (the “Scheme”, and such acquisition, the “Proposed Newcrest Transaction”). Under the terms of the Transaction Agreement, Newcrest shareholders will receive 0.400 of a share of Newmont’s common stock for each Newcrest common share and a special dividend of up to $1.10 per share, to be paid by Newcrest immediately prior to the consummation of the Proposed Newcrest Transaction. The Proposed Newcrest Transaction, which is subject to approval by both Newmont stockholders and Newcrest shareholders and other customary conditions and regulatory approvals, is expected to close in the fourth quarter of 2023.
Noncontrolling interests
Net loss (income) attributable to noncontrolling interest is comprised of income, primarily related to Suriname Gold project C.V. (“Merian”), of $— and $13 for the three months ended June 30, 2023 and 2022, respectively, and $12 and $34 for the six months ended June 30, 2023 and 2022, respectively. Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
Yanacocha transaction
In February 2022, the Company completed the acquisition of Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) 43.65% noncontrolling interest in Yanacocha for $300 cash consideration, certain royalties on any production from other future potential projects, and contingent payments of up to $100 tied to higher metal prices, achieving commercial production at the Yanacocha Sulfides project and resolution on the outstanding Yanacocha tax dispute. Concurrently, the Company sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja") for a $45 loss on sale of its equity interest, included in Other income (loss), net. Additionally, in June 2022, the Company acquired the remaining 5% interest held by Sumitomo in exchange for cash consideration of $48, resulting in the Company obtaining 100% ownership interest in Yanacocha.
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
In June 2023, the Company announced the deferral of the full-funds investment decision for the Yanacocha Sulfides project in Peru for at least two years to the second half of 2026. The delay of the Yanacocha Sulfides project is intended to focus funds on current operations and other capital commitments while management assesses execution and project options, up to and including transitioning Yanacocha operations into full closure. To the extent that assessment determines that the project is no longer sufficiently profitable or economically feasible under the Company’s internal requirements, it would result in negative modifications to our proven and probable reserves. Additionally, should the Company ultimately decide to forgo the development of Yanacocha Sulfides, the current

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
carrying value of the assets under construction and other long-lived assets of the Yanacocha operations could become impaired and the timing of certain closure activities would be accelerated. As of June 30, 2023, the Yanacocha operations have total long-lived assets of approximately $1,110, inclusive of approximately $744 of assets under construction related to Yanacocha Sulfides. Refer also to our risk factors under the titles "Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated” and "Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations” included in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, for further information.
Additionally, the Company continues to hold the Conga project in Peru, which we do not currently anticipate developing in the next ten years as we continue to assess Yanacocha Sulfides; accordingly, the Conga project remains in care and maintenance. Should we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may consider other alternatives for the project, which may result in a future impairment charge for the remaining assets. The total assets at Conga were $897 at June 30, 2023.
On June 7, 2023, the National Union of Mine and Metal Workers of the Mexican Republic (the "Union") notified the Company of a strike action. In response to the strike notice, the Company has suspended operations at Peñasquito. As of the date of this report filing, operations have not resumed and the Company is in ongoing discussions with the Union.
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
Refer to Note 18 below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
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
The financial information relating to the Company’s segments is as follows:

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended June 30, 2023
CC&V	$82	$49	$6	$3	$21	$13
Musselwhite	80	55	18	4	(2)	31
Porcupine	125	77	27	6	12	36
Éléonore (2)	100	74	24	2	(2)	31
Peñasquito: (3)
Gold	95	40	15
Silver	124	95	34
Lead	32	33	12
Zinc	65	90	30
Total Peñasquito	316	258	91	3	(57)	37
Merian	104	80	15	5	3	21
Cerro Negro	100	83	34	1	(31)	39
Yanacocha	132	79	22	6	(9)	65
Boddington:
Gold	394	159	27
Copper	82	48	9
Total Boddington	476	207	36	1	226	37
Tanami	244	102	31	9	100	115
Ahafo	263	121	42	10	91	77
Akyem	98	54	26	5	12	12
NGM	563	304	105	10	140	123
Corporate and Other	—	—	9	45	(204)	21
Consolidated	$2,683	$1,543	$486	$110	$300	$658
____________________________
(1)Includes an increase in prepaid capital expenditures and accrued capital expenditures of $42. Consolidated capital expenditures on a cash basis were $616.
(2)In June 2023, the Company evacuated Éléonore and temporarily shutdown the operation in response to the ongoing wildfires in Canada. During this period, the Company continued to incur costs and reported $6 and $2 in Cost applicable to sales and Depreciation and amortization, respectively. The Company expects operations to fully resume during the third quarter of 2023.
(3)On June 7, 2023, the Company suspended its operations at Peñasquito due to the Union strike as discussed in Note 2. During this period, the Company continued to incur costs and reported $23 and $15 in Cost applicable to sales and Depreciation and amortization, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended June 30, 2022
CC&V	$85	$49	$16	$3	$6	$14
Musselwhite	73	53	20	2	—	12
Porcupine	125	71	25	4	28	40
Éléonore	87	71	27	1	(13)	13
Peñasquito: (2)
Gold	230	127	34
Silver	140	155	42
Lead	28	29	8
Zinc	92	94	22
Total Peñasquito	490	405	106	6	(44)	48
Merian	178	94	20	6	58	13
Cerro Negro	145	71	42	4	15	32
Yanacocha	128	73	21	5	6	90
Boddington:
Gold	429	181	33
Copper	76	49	9
Total Boddington	505	230	42	2	245	17
Tanami	249	84	26	7	153	94
Ahafo	253	129	42	7	75	78
Akyem	203	76	33	4	89	8
NGM	537	302	127	9	91	72
Corporate and Other	—	—	12	47	(301)	6
Consolidated	$3,058	$1,708	$559	$107	$408	$537
____________________________
(1)Includes an increase in accrued capital expenditures of $18. Consolidated capital expenditures on a cash basis were $519.
(2)Costs applicable to sales includes amounts resulting from the profit-sharing agreement completed with the Peñasquito workforce during the second quarter of 2022. Under the agreement, the Company agreed to pay its workforce an uncapped profit-sharing bonus each year, based on the agreed upon terms. Additionally, the terms of the agreement are retroactively applied to profit-sharing related to 2021 site performance, resulting in $70 recorded within Costs applicable to sales in the second quarter of 2022. The amounts related to the 2021 profit-sharing were paid in the third quarter of 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Six Months Ended June 30, 2023
CC&V	$173	$100	$13	$6	$48	$23
Musselwhite	163	113	37	5	4	45
Porcupine	248	147	56	10	27	58
Éléonore (2)	229	149	51	3	24	45
Peñasquito: (3)
Gold	205	107	35
Silver	241	177	59
Lead	64	55	19
Zinc	182	176	54
Total Peñasquito	692	515	167	6	(35)	72
Merian	263	165	33	8	56	35
Cerro Negro	216	153	65	3	(24)	74
Yanacocha	232	135	38	9	(9)	128
Boddington:
Gold	775	326	55
Copper	192	101	18
Total Boddington	967	427	73	3	459	74
Tanami	367	163	50	13	140	189
Ahafo	512	251	81	16	162	167
Akyem	246	117	55	8	61	22
NGM	1,054	590	211	17	225	207
Corporate and Other	—	—	17	86	(299)	27
Consolidated	$5,362	$3,025	$947	$193	$839	$1,166
____________________________
(1)Includes an increase in prepaid capital expenditures and accrued capital expenditures of $24. Consolidated capital expenditures on a cash basis were $1,142.
(2)In June 2023, the Company evacuated Éléonore and temporarily shutdown the operation in response to the ongoing wildfires in Canada. During this period, the Company continued to incur costs and reported $6 and $2 in Cost applicable to sales and Depreciation and amortization, respectively. The Company expects operations to fully resume during the third quarter of 2023.
(3)On June 7, 2023, the Company suspended its operations at Peñasquito due to the Union strike as discussed in Note 2. During this period, the Company continued to incur costs and reported $23 and $15 in Cost applicable to sales and Depreciation and amortization, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Six Months Ended June 30, 2022
CC&V	$153	$101	$32	$4	$3	$18
Musselwhite	133	96	36	3	(3)	18
Porcupine	239	137	47	7	45	76
Éléonore	181	133	56	1	(14)	23
Peñasquito: (2)
Gold	482	214	73
Silver	296	252	86
Lead	72	51	18
Zinc	302	180	57
Total Peñasquito	1,152	697	234	11	197	88
Merian	373	181	42	9	139	24
Cerro Negro	267	134	81	7	23	60
Yanacocha	255	140	46	6	13	146
Boddington:
Gold	810	343	61
Copper	175	95	17
Total Boddington	985	438	78	3	478	35
Tanami	435	149	48	13	231	178
Ahafo	455	235	73	11	142	137
Akyem	372	143	63	8	156	20
NGM	1,081	559	252	15	244	138
Corporate and Other	—	—	18	91	(618)	22
Consolidated	$6,081	$3,143	$1,106	$189	$1,036	$983
____________________________
(1)Includes an increase in accrued capital expenditures of $27; consolidated capital expenditures on a cash basis were $956.
(2)Costs applicable to sales includes amounts resulting from the profit-sharing agreement completed with the Peñasquito workforce during the second quarter of 2022. Under the agreement, the Company agreed to pay its workforce an uncapped profit-sharing bonus each year, based on the agreed upon terms. Additionally, the terms of the agreement are retroactively applied to profit-sharing related to 2021 site performance, resulting in $70 recorded within Costs applicable to sales in the second quarter of 2022. The amounts related to the 2021 profit-sharing were paid in the third quarter of 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended June 30, 2023
CC&V	$82	$—	$82
Musselwhite	80	—	80
Porcupine	125	—	125
Éléonore	100	—	100
Peñasquito:
Gold	19	76	95
Silver (1)	—	124	124
Lead	—	32	32
Zinc	—	65	65
Total Peñasquito	19	297	316
Merian	104	—	104
Cerro Negro	100	—	100
Yanacocha	130	2	132
Boddington:
Gold	100	294	394
Copper	—	82	82
Total Boddington	100	376	476
Tanami	244	—	244
Ahafo	263	—	263
Akyem	98	—	98
NGM (2)	539	24	563
Consolidated	$1,984	$699	$2,683
____________________________
(1)Silver sales from concentrate includes $15 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $531 for the three months ended June 30, 2023.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended June 30, 2022
CC&V	$85	$—	$85
Musselwhite	73	—	73
Porcupine	125	—	125
Éléonore	87	—	87
Peñasquito:
Gold	25	205	230
Silver (1)	—	140	140
Lead	—	28	28
Zinc	—	92	92
Total Peñasquito	25	465	490
Merian	178	—	178
Cerro Negro	145	—	145
Yanacocha	129	(1)	128
Boddington:
Gold	107	322	429
Copper	—	76	76
Total Boddington	107	398	505
Tanami	249	—	249
Ahafo	253	—	253
Akyem	203	—	203
NGM (2)	521	16	537
Consolidated	$2,180	$878	$3,058
____________________________
(1)Silver sales from concentrate includes $20 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $525 for the three months ended June 30, 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Six Months Ended June 30, 2023
CC&V	$173	$—	$173
Musselwhite	163	—	163
Porcupine	248	—	248
Éléonore	229	—	229
Peñasquito:
Gold	34	171	205
Silver (1)	—	241	241
Lead	—	64	64
Zinc	—	182	182
Total Peñasquito	34	658	692
Merian	263	—	263
Cerro Negro	216	—	216
Yanacocha	224	8	232
Boddington:
Gold	193	582	775
Copper	—	192	192
Total Boddington	193	774	967
Tanami	367	—	367
Ahafo	512	—	512
Akyem	246	—	246
NGM (2)	1,012	42	1,054
Consolidated	$3,880	$1,482	$5,362
____________________________
(1)Silver sales from concentrate includes $31 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,012 for the six months ended June 30, 2023.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Six Months Ended June 30, 2022
CC&V	$148	$5	$153
Musselwhite	133	—	133
Porcupine	239	—	239
Éléonore	181	—	181
Peñasquito:
Gold	56	426	482
Silver (1)	—	296	296
Lead	—	72	72
Zinc	—	302	302
Total Peñasquito	56	1,096	1,152
Merian	373	—	373
Cerro Negro	267	—	267
Yanacocha	256	(1)	255
Boddington:
Gold	198	612	810
Copper	—	175	175
Total Boddington	198	787	985
Tanami	435	—	435
Ahafo	455	—	455
Akyem	372	—	372
NGM (2)	1,050	31	1,081
Consolidated	$4,163	$1,918	$6,081
____________________________
(1)Silver sales from concentrate includes $39 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,051 for the six months ended June 30, 2022.
Trade Receivables and Provisional Sales
At June 30, 2023 and December 31, 2022, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. The impact to Sales from revenue recognized due to the changes in pricing on provisional sales is a decrease of $(22) and $(105) for the three months ended June 30, 2023 and 2022, respectively, and a decrease of $— and $(47) for the six months ended June 30, 2023 and 2022, respectively.
At June 30, 2023, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Gold	Copper	Silver	Lead	Zinc
	(ounces, in thousands)	(pounds, in millions)	(ounces, in thousands)	(pounds, in millions)	(pounds, in millions)
Provisionally priced sales subject to final pricing (1)	148	36	1,966	26	47
Average provisional price, per measure	$1,926	$3.72	$22.84	$0.95	$1.08
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reclamation adjustments and other	$6	$1	$8	$2
Reclamation accretion	59	43	119	86
Reclamation expense	65	44	127	88

Remediation adjustments and other	(1)	3	1	19
Remediation accretion	2	2	4	3
Remediation expense	1	5	5	22
Reclamation and remediation	$66	$49	$132	$110
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation (1)
	2023	2022	2023	2022
Balance at January 1,	$6,731	$5,768	$373	$344
Additions, changes in estimates and other (1)	1	13	(2)	13
Payments, net	(99)	(78)	(12)	(23)
Accretion expense	119	86	4	3
Balance at June 30,	$6,752	$5,789	$363	$337
____________________________
(1)The $13 addition for the six months ended June 30, 2022 is due to expected higher waste disposal costs at Midnite Mine.

	At June 30, 2023			At December 31, 2022
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$467	$44	$511	$482	$44	$526
Non-current (2)	6,285	319	6,604	6,249	329	6,578
Total (3)	$6,752	$363	$7,115	$6,731	$373	$7,104
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $3,707 and $3,722 related to Yanacocha at June 30, 2023 and December 31, 2022, respectively.
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
Included in Other non-current assets at June 30, 2023 and December 31, 2022 are $64 and $62, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at June 30, 2023 and December 31, 2022 primarily relate to Ahafo and Akyem.
Included in Other non-current assets at June 30, 2023 and December 31, 2022 are $32 and $35, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at June 30, 2023 and December 31, 2022 primarily relate to San Jose Reservoir at Yanacocha.
Refer to Note 18 for further discussion of reclamation and remediation matters.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6     OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Newcrest transaction-related costs (1)	$21	$—	$21	$—
Restructuring and severance	10	—	12	1
Impairment charges	4	2	8	2
COVID-19 specific costs (2)	—	10	—	27
Settlement costs	—	5	—	18
Other	6	5	8	9
Other expense, net	$41	$22	$49	$57
____________________________
(1)Primarily represents costs incurred related to the Proposed Newcrest Transaction in the second quarter of 2023. Refer to Note 1 for further information.
(2)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
NOTE 7     OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$37	$11	$73	$16
Gain (loss) on asset and investment sales, net (1)	—	—	36	(35)
Foreign currency exchange, net	(11)	27	(22)	28
Change in fair value of investments	(42)	(135)	(1)	(96)
Pension settlement (2)	—	—	—	(130)
Other	(1)	22	(4)	33
Other income (loss), net	$(17)	$(75)	$82	$(184)
____________________________
(1)For the six months ended June 30, 2023, primarily consists of the gain recognized on the exchange of the previously held Maverix Metals, Inc. ("Maverix") investment for the Triple Flag Precious Metals Corporation ("Triple Flag") investment in January 2023, partially offset by the loss on the sale of the Triple Flag investment in March 2023. Refer to Note 11 for further information. For the six months ended June 30, 2022, primarily consists of the loss recognized on the sale of the La Zanja equity method investment. Refer to Note 1 for further information.
(2)Primarily relates to the non-cash pension settlement charges of $130 resulting from the Company executing an annuitization to transfer a portion of the pension plan obligations from the Company's U.S. qualified defined benefit pension plans to an insurance company using plan assets during the first quarter of 2022.
NOTE 8     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2023		2022		2023		2022
Income (loss) before income and mining tax and other items		$300		$408		$839		$1,036

U.S. federal statutory tax rate	21%	$63	21%	$86	21%	$176	21%	$218
Reconciling items:
Change in valuation allowance on deferred tax assets	16	48	9	37	7	57	5	49
Foreign rate differential	10	32	12	50	9	75	12	119
Mining and other taxes (net of associated federal benefit)	7	20	6	22	6	49	6	59
Tax impact of foreign exchange	1	3	(6)	(23)	2	21	(3)	(26)
Mexico Tax Settlement (2)	—	—	(31)	(125)	—	—	(12)	(125)
Other	(1)	(3)	(3)	(14)	—	(2)	(5)	(47)
Income and mining tax expense (benefit)	54%	$163	8%	$33	45%	$376	24%	$247
____________________________
(1)Tax rates may not recalculate due to rounding.
(2)Following the framework established with the Mexican Tax Authority in the fourth quarter of 2021, a full settlement was entered into during the second quarter of 2022, which resulted in a net tax benefit of $125, primarily consisting of a reduction in the related uncertain tax position of $95.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9 FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) or nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$2,829	$2,829	$—	$—
Restricted cash	71	71	—	—
Time deposits and other (Note 11)	380	—	380	—
Trade receivable from provisional sales, net	185	—	185	—
Marketable equity securities (Note 11)	253	244	9	—
Restricted marketable debt securities (Note 11)	24	21	3	—
Restricted other assets (Note 11)	8	8	—	—
Contingent consideration assets (Note 10)	187	—	—	187
Derivative assets (Note 10)	11	—	11	—
	$3,948	$3,173	$588	$187
Liabilities:
Debt (2)	$5,199	$—	$5,199	$—
Contingent consideration liabilities (Note 10)	5	—	—	5
Derivative liabilities (Note 10)	8	—	8	—
	$5,212	$—	$5,207	$5

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$2,877	$2,877	$—	$—
Restricted cash	67	67	—	—
Time deposits and other (Note 11)	846	—	846	—
Trade receivable from provisional sales, net	364	—	364	—
Long-lived assets	25	—	—	25
Marketable equity securities (Note 11)	260	250	10	—
Restricted marketable debt securities (Note 11)	27	23	4	—
Restricted other assets (Note 11)	8	8	—	—
Contingent consideration assets (Note 10)	188	—	—	188
Derivative assets (Note 10)	20	—	20	—
	$4,682	$3,225	$1,244	$213
Liabilities:
Debt (2)	$5,136	$—	$5,136	$—
Contingent consideration liabilities (Note 10)	3	—	—	3
	$5,139	$—	$5,136	$3
____________________________
(1)Cash and cash equivalents include time deposits that have an original maturity of three months or less.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,574 and $5,571 at June 30, 2023 and December 31, 2022, respectively. Refer to Note 14 for further information. The fair value measurement of debt was based on an independent third-party pricing source.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2023 and December 31, 2022:

Description	At June 30, 2023	Valuation Technique	Significant Input	Range, Point Estimate or Average
Contingent consideration assets	$187	Monte Carlo (1)	Discount rate (2)	8.76 - 29.59%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (2)	5.56 - 7.08%

Description	At December 31, 2022	Valuation Technique	Significant Input	Range, Point Estimate or Average
Long-lived assets	$25	Market-based approach	Various (3)	Various (3)
Contingent consideration assets	$188	Monte Carlo (1)	Discount rate (2)	8.75 - 29.59%
Contingent consideration liabilities	$3	Discounted cash flow	Discount rate (2)	5.56 - 7.08%
____________________________
(1)A Monte Carlo valuation model is used for the fair value measurement of the Batu Hijau contingent consideration asset. All other contingent consideration assets are valued using a probability-weighted discounted cash flow where the significant input is the discount rate.
(2)The weighted average discount rate used to calculate the Company’s contingent consideration assets and liabilities is 11.87% and 6.47%, respectively, at June 30, 2023 and 11.86% and 6.07%, respectively, at December 31, 2022. Various other inputs including, but not limited to, metal prices and production profiles were considered in determining the fair value of the individual contingent consideration assets and liabilities.
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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent Consideration Assets (1)	Total Assets	Contingent Consideration Liabilities (2)	Total Liabilities
Fair value at December 31, 2022	$188	$188	$3	$3
Revaluation	(1)	(1)	2	2
Fair value at June 30, 2023	$187	$187	$5	$5

	Contingent Consideration Assets (1)	Total Assets	Contingent consideration liabilities	Total liabilities
Fair value at December 31, 2021	$171	$171	$5	$5
Revaluation	10	10	—	—
Fair value at June 30, 2022	$181	$181	$5	$5
____________________________
(1)In 2023, the (loss) gain recognized on revaluation of contingent consideration assets $(7) and $6 is included in Other income (loss), net and Net income (loss) from discontinued operations, respectively. In 2022, the gain recognized on revaluation contingent consideration assets is included in Net income (loss) from discontinued operations.
(2)In 2023, the loss recognized on revaluation of contingent consideration liabilities is included in Other income (loss), net.
NOTE 10     DERIVATIVES INSTRUMENTS
Hedging Instruments
In May 2023, the Company entered into C$348 of CAD-denominated and A$648 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the CAD-denominated and AUD-denominated operating expenditures expected to be incurred between June and December 2023 included in the Company's operating mines located in Canada and Australia, respectively. The fixed forward contracts were transacted for risk management purposes. The Company has designated the CAD-denominated and AUD-denominated fixed forward contracts as foreign currency cash flow hedges against the forecasted CAD-denominated and AUD-denominated operating expenditures, respectively.

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
To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal. The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts will be reclassified to earnings immediately. For the foreign currency cash flow hedges related to the Tanami Expansion 2 project, amounts recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings through Depreciation and amortization after the project reaches commercial production. For the foreign currency cash flow hedges related to the CAD-denominated and AUD-denominated operating expenditures, amounts recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings through Costs applicable to sales in the month that the operating expenditures are incurred.
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At June 30, 2023	At December 31, 2022
Derivative Assets:
Foreign currency cash flow hedges, current (1)	$10	$12
Foreign currency cash flow hedges, non-current (2)	1	8
	$11	$20

Derivative Liabilities:
Foreign currency cash flow hedges, current (3)	$8	$—
	$8	$—
____________________________
(1)Included in Other current assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss (gain) on cash flow hedges:
Foreign currency cash flow hedges (1)	$2	$—	$2	$—
Interest rate contracts (2)	1	1	2	2
	$3	$1	$4	$2
____________________________
(1)Foreign currency cash flow hedges relate to contracts entered into, and subsequently settled, to mitigate the variability of CAD and AUD denominated operating expenditures. The amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings in the month that the operating expenditures are incurred. The losses (gains) recognized in earnings are included in Costs applicable to sales in the Company’s Condensed Consolidated Statement of Operations.
(2)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of certain senior notes. The related gains and losses are reclassified from Accumulated Other Comprehensive Income (Loss) and amortized to Interest expense, net over the term of the respective hedged notes.
Contingent consideration assets and liabilities are comprised of contingent consideration to be received or paid by the Company in conjunction with various sales of assets and investments with future payment contingent upon meeting certain milestones. These contingent consideration assets and liabilities are accounted for at fair value and consist of financial instruments that meet the definition of a derivative but are not designated for hedge accounting under ASC 815. Refer to Note 9 for further information regarding the fair value of the contingent consideration assets and liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The Company had the following contingent consideration assets and liabilities:

	At June 30, 2023	At December 31, 2022
Contingent Consideration Assets:
Batu Hijau and Elang (1)	$145	$139
Red Lake (2)	32	39
Triple Flag (previously Maverix) (2)(3)	4	4
Other (2)	6	6
	$187	$188

Contingent Consideration Liabilities: (4)
Norte Abierto	$3	$1
Galore Creek	2	2
	$5	$3
____________________________
(1)At June 30, 2023, $69 is included in Other current assets and $76 is included in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets. At December 31, 2022, $139 is included in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets.
(3)In January 2023, Triple Flag acquired all of the issued and outstanding common shares of Maverix. Refer to Note 11 for further information.
(4)Included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.
NOTE 11     INVESTMENTS

	At June 30, 2023	At December 31, 2022
Time deposits and other investments:
Time deposits and other (1)	$380	$846
Marketable equity securities	29	34
	$409	$880

Non-current investments:
Marketable equity securities	$224	$226

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,462	$1,435
NuevaUnión Project (50.0%)	961	956
Norte Abierto Project (50.0%)	525	518
Maverix Metals, Inc. (—% and 28.5%, respectively) (2)	—	143
	2,948	3,052
	$3,172	$3,278

Non-current restricted investments: (3)
Marketable debt securities	$24	$27
Other assets	8	8
	$32	$35
____________________________
(1)At June 30, 2023 and December 31, 2022, Time deposits and other primarily includes time deposits with an original maturity of more than three months but less than one year of $374 and $829, respectively, and related accrued interest of $6 and $9, respectively.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which primarily consists of income from the Pueblo Viejo mine of $15 and $23 for the three months ended June 30, 2023 and 2022, respectively, and $36 and $58 for the six months ended June 30, 2023 and 2022, respectively.
See below for further information on the Company's equity method investments.
Pueblo Viejo
As of June 30, 2023 and December 31, 2022, the Company had outstanding shareholder loans to Pueblo Viejo of $403 and $356, with accrued interest of $12 and $8, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of June 30, 2023.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $104 and $221 for the three and six months ended June 30, 2023, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $129 and $267 for the three and six months ended June 30, 2022, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of June 30, 2023 or December 31, 2022.
Maverix Metals, Inc.
In January 2023, Triple Flag acquired all of the issued and outstanding common shares of Maverix, resulting in Newmont holding a 7.5% ownership interest in the combined company. Prior to close, Newmont held 28.5% of Maverix’s outstanding common shares. In the first quarter of 2023, the Company sold all of its common shares in Triple Flag. As a result, a net gain of $36 was recognized in the first quarter of 2023, which is included in Other income, net in the Condensed Consolidated Statement of Operations. In the second quarter of 2023, the Company exercised all of its warrants held in Triple Flag and sold all of the underlying shares, resulting in an inconsequential gain.
NOTE 12     INVENTORIES

	At June 30, 2023	At December 31, 2022
Materials and supplies	$818	$750
In-process	149	123
Concentrate	88	47
Precious metals	56	59
Inventories	$1,111	$979
NOTE 13     STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2023			At December 31, 2022
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$591	$267	$858	$480	$294	$774
Non-current	1,338	399	1,737	1,391	325	1,716
Total	$1,929	$666	$2,595	$1,871	$619	$2,490

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 14     DEBT
Scheduled minimum debt repayments are as follows:

At June 30, 2023
Year Ending December 31,
2023 (for the remainder of 2023)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	5,624
Total face value of debt	5,624
Unamortized premiums, discounts, and issuance costs	(50)
Debt	$5,574
NOTE 15     OTHER LIABILITIES

	At June 30, 2023	At December 31, 2022
Other current liabilities:
Reclamation and remediation liabilities	$511	$526
Accrued operating costs	293	370
Accrued capital expenditures	228	221
Payables to NGM (1)	71	73
Other (2)	461	409
	$1,564	$1,599

Other non-current liabilities:
Income and mining taxes (3)	$220	$206
Other (4)	206	224
	$426	$430
_________________________
(1)Primarily consists of amounts due to NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are included in Other current assets.
(2)Primarily consists of the current portion of the silver streaming agreement liability, royalties, and accrued interest on debt.
(3)Primarily consists of unrecognized tax benefits, including penalties and interest.
(4)Primarily consists of the non-current portion of the Norte Abierto deferred payments and operating lease liabilities.
NOTE 16     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Hedge Instruments	Total
Balance at December 31, 2022	$(1)	$126	$(27)	$(69)	$29
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(1)	(5)	1	(10)	(15)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	(4)	3	(1)
Other comprehensive income (loss)	(1)	(5)	(3)	(7)	(16)
Balance at June 30, 2023	$(2)	$121	$(30)	$(76)	$13

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2023	2022
Decrease (increase) in operating assets:
Trade and other receivables	$175	$45
Inventories, stockpiles and ore on leach pads	(261)	(47)
Other assets	15	(72)
Increase (decrease) in operating liabilities:
Accounts payable	(84)	55
Reclamation and remediation liabilities	(111)	(101)
Accrued tax liabilities	(91)	(347)
Other accrued liabilities	(112)	(35)
Net change in operating assets and liabilities	$(469)	$(502)
NOTE 18     COMMITMENTS AND CONTINGENCIES
General
Estimated losses from contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the contingency and estimated range of loss, if determinable, is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.
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
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the MINEM. The Company did not receive a response or comments to this submission until April 2021. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment ("EIA") modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations in 2027. In June 2023, Yanacocha received approval of its updated compliance plan from MINEM and was granted an extension of time to June 2026 to achieve compliance. The Company is currently discussing with MINEM the request for regulatory extension until 2027.
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
The Dawn mill site is regulated by the Washington Department of Health (the "WDOH") and is in the process of being closed in accordance with the federal Uranium Mill Tailings Radiation Control Act, and associated Washington state regulations. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in the second quarter of 2018. The remaining closure activities will consist primarily of finalizing an Alternative Concentration Limit application (the "ACL application") submitted in 2020 to the WDOH to address groundwater issues, and also evaporating the remaining balance of process water at the site. In the fourth quarter of 2022, the WDOH provided comments on the ACL application, which Newmont is evaluating and conducting studies to better understand and respond to the comments provided by the WDOH. These studies and the related comment process will extend beyond the current year and could result in future material increases to the remediation obligation.
The remediation liability for the Midnite mine site and Dawn mill site is approximately $178, assumed 100% by Newmont, at June 30, 2023.
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
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC (collectively "Newmont"), and certain Kirkland defendants (collectively "Kirkland"). IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court granted in October 2022. Newmont submitted its statement of defense on February 27, 2023. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
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
On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1,200. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont, along with the other defendants, filed a motion to dismiss based on delay on November 29, 2022. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Newmont Ghana Gold Limited and Newmont Golden Ridge Limited - 100% Newmont Owned
On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”), filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana, the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament; NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and NGRL January 19, 2010 mining lease; ratified by Parliament on December 3, 2015. The writ alleges that any mineral exploitation prior to Parliamentary ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) a declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliamentary ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent; and (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share, per ounce and per pound amounts)
The following Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Corporation, a Delaware corporation, and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). Please see Non-GAAP Financial Measures, below, for the non-GAAP financial measures used in this MD&A by the Company.
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
In the second quarter of 2023, the Company announced the deferral of the full-funds investment decision for the Yanacocha Sulfides project in Peru, currently estimated to occur in 2026. With the delay of the Yanacocha Sulfides project, management will focus its efforts on optimizing its allocation of funds to current operations and other capital commitments, while continuing to assess execution and project plan options, up to and including transitioning Yanacocha operations into full closure. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion.
We continue to focus on improving safety and efficiency at our operations, maintaining leading ESG practices, and sustaining our global portfolio of longer-life, lower cost mines to generate the financial flexibility we need to strategically reinvest in the business, strengthen the Company’s investment-grade balance sheet and return cash to shareholders.
On June 7, 2023, the National Union of Mine and Metal Workers of the Mexican Republic (the "Union") notified the Company of a strike action. In response to the strike notice, the Company has suspended operations at Peñasquito. As of the date of this report filing, operations have not resumed and the Company is in ongoing discussions with the Union.
On May 14, 2023, the Company entered into a binding Scheme Implementation Deed (the “Transaction Agreement”) to acquire all of the issued and outstanding ordinary shares of Newcrest Mining Limited ("Newcrest") in a stock transaction, by way of an Australian court-approved Scheme of Arrangement (the “Scheme”, and such acquisition, the “Proposed Newcrest Transaction”). Under the terms of the Transaction Agreement, Newcrest shareholders will receive 0.400 of a share of Newmont’s common stock for each Newcrest common share and a special dividend of up to $1.10 per share, to be paid by Newcrest immediately prior to the consummation of the Proposed Newcrest Transaction. The Proposed Newcrest Transaction, which is subject to approval by both Newmont stockholders and Newcrest shareholders and other customary conditions and regulatory approvals, is expected to close in the fourth quarter of 2023.
In January 2023, the Company reevaluated its segments to reflect certain changes in the financial information regularly reviewed by Newmont’s Chief Operating Decision Maker ("CODM") and determined that its reportable segments were each of its 12 mining operations and its 38.5% interest in Nevada Gold Mines ("NGM"), which is accounted for using the proportionate consolidation method. Segment results for the prior periods have been recast to reflect the change in reportable segments. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
In February 2022, the Company completed the acquisition of Buenaventura's 43.65% noncontrolling interest in Minera Yanacocha S.R.L. ("Yanacocha") and sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"). Additionally, in June

2022, the Company acquired the remaining 5% interest held by Sumitomo in exchange for cash consideration of $48, resulting in the Company obtaining 100% ownership interest in Yanacocha. Refer to Note 1 of the Condensed Consolidated Financial Statements for further details regarding these transactions.
For further information on acquisitions and asset sales impacting the comparability of our results, refer to Notes 1 and 7 to the Condensed Consolidated Financial Statements, respectively.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022
Net income (loss) from continuing operations attributable to Newmont stockholders	$153	$379	$(226)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.19	$0.48	$(0.29)

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022
Net income (loss) from continuing operations attributable to Newmont stockholders	$492	$811	$(319)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.62	$1.02	$(0.40)
    The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended June 30, 2023, compared to the same period in 2022, is primarily due to a decrease in Sales resulting largely from lower gold sales volumes, which includes the impacts arising from (i) work stoppage at Peñasquito for the month of June 2023 due to a labor strike ("Peñasquito labor strike") and (ii) lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit. Additionally, the decrease in Net income (loss) from continuing operations attributable to Newmont stockholders was the result of higher income tax expense, partially offset by lower Costs applicable to sales, a decrease in unrealized losses on marketable equity securities, and lower Depreciation and amortization. See below for further information on the change in Costs applicable to sales and Depreciation and amortization.
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the six months ended June 30, 2023, compared to the same period in 2022, is primarily due to a decrease in Sales resulting from lower sales volumes for all metals except copper, largely as a result of (i) the Peñasquito labor strike; (ii) lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit; and (iii) lower production at Tanami due to significant rainfall and flooding in the Northern Territory and surrounding areas in early 2023, which resulted in transportation route closures into the mine ("Tanami rainfall event"). As a result, processing operations were paused for the majority of February 2023. During this time, mining operations continued, and ore was stockpiled and in late February, transportation routes were reopened, and processing operations were resumed. The Company is working with its insurers related to the business interruption that resulted from this event.
Additionally, the decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the six months ended June 30, 2023, compared to the same period in 2022, is also the result of higher income tax expense, partially offset by higher average realized prices for gold and silver, a non-cash pension settlement charge recognized in 2022, lower Depreciation and amortization, lower Costs applicable to sales, and the net gain recognized on the sale of the Triple Flag Precious Metals Corporation ("Triple Flag") investment, acquired during the first quarter of 2023 in exchange for the previously held Maverix Metals Inc. ("Maverix") investment, compared to the loss on the sale of the La Zanja equity method investment in 2022. See below for further information on the change in Costs applicable to sales and Depreciation and amortization.

The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$2,380	$2,722	$(342)	(13)%
Copper	82	76	6	8
Silver	124	140	(16)	(11)
Lead	32	28	4	14
Zinc	65	92	(27)	(29)
	$2,683	$3,058	$(375)	(12)%

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$4,683	$5,236	$(553)	(11)%
Copper	192	175	17	10
Silver	241	296	(55)	(19)
Lead	64	72	(8)	(11)
Zinc	182	302	(120)	(40)
	$5,362	$6,081	$(719)	(12)%

	Three Months Ended June 30, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,390	$95	$115	$34	$100
Provisional pricing mark-to-market	(1)	(9)	2	—	(14)
Silver streaming amortization	—	—	15	—	—
Gross after provisional pricing and streaming impact	2,389	86	132	34	86
Treatment and refining charges	(9)	(4)	(8)	(2)	(21)
Net	$2,380	$82	$124	$32	$65
Consolidated ounces (thousands)/pounds (millions) sold	1,211	25	5,999	36	90
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,974	$3.75	$19.17	$0.96	$1.12
Provisional pricing mark-to-market	(1)	(0.34)	0.34	—	(0.16)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,973	3.41	22.07	0.96	0.96
Treatment and refining charges	(8)	(0.15)	(1.51)	(0.04)	(0.23)
Net	$1,965	$3.26	$20.56	$0.92	$0.73
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Three Months Ended June 30, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,754	$102	$148	$35	$150
Provisional pricing mark-to-market	(21)	(23)	(15)	(6)	(40)
Silver streaming amortization	—	—	20	—	—
Gross after provisional pricing and streaming impact	2,733	79	153	29	110
Treatment and refining charges	(11)	(3)	(13)	(1)	(18)
Net	$2,722	$76	$140	$28	$92
Consolidated ounces (thousands)/pounds (millions) sold	1,482	25	8,066	35	85
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,858	$4.03	$18.41	$0.99	$1.76
Provisional pricing mark-to-market	(14)	(0.92)	(1.81)	(0.16)	(0.47)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,844	3.11	19.05	0.83	1.29
Treatment and refining charges	(8)	(0.12)	(1.63)	(0.03)	(0.21)
Net	$1,836	$2.99	$17.42	$0.80	$1.08
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Six Months Ended June 30, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$4,687	$200	$225	$69	$243
Provisional pricing mark-to-market	16	—	4	(2)	(18)
Silver streaming amortization	—	—	31	—	—
Gross after provisional pricing and streaming impact	4,703	200	260	67	225
Treatment and refining charges	(20)	(8)	(19)	(3)	(43)
Net	$4,683	$192	$241	$64	$182
Consolidated ounces (thousands)/pounds (millions) sold	2,419	51	12,123	72	189
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,937	$3.87	$18.56	$0.96	$1.28
Provisional pricing mark-to-market	7	—	0.32	(0.03)	(0.09)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,944	3.87	21.44	0.93	1.19
Treatment and refining charges	(8)	(0.14)	(1.59)	(0.04)	(0.23)
Net	$1,936	$3.73	$19.85	$0.89	$0.96
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Six Months Ended June 30, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$5,256	$194	$296	$79	$356
Provisional pricing mark-to-market	2	(14)	(12)	(5)	(18)
Silver streaming amortization	—	—	39	—	—
Gross after provisional pricing and streaming impact	5,258	180	323	74	338
Treatment and refining charges	(22)	(5)	(27)	(2)	(36)
Net	$5,236	$175	$296	$72	$302
Consolidated ounces (thousands)/pounds (millions) sold	2,811	46	15,718	77	205
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,870	$4.24	$18.89	$1.03	$1.74
Provisional pricing mark-to-market	1	(0.31)	(0.75)	(0.06)	(0.09)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,871	3.93	20.59	0.97	1.65
Treatment and refining charges	(8)	(0.12)	(1.74)	(0.03)	(0.18)
Net	$1,863	$3.81	$18.85	$0.94	$1.47
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Three Months Ended June 30, 2023
	2023 vs. 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(500)	$—	$(39)	$—	$6
Increase (decrease) in average realized price	156	7	18	5	(30)
Decrease (increase) in treatment and refining charges	2	(1)	5	(1)	(3)
	$(342)	$6	$(16)	$4	$(27)

	Six Months Ended June 30,
	2023 vs. 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(733)	$23	$(73)	$(4)	$(27)
Increase (decrease) in average realized price	178	(3)	10	(3)	(86)
Decrease (increase) in treatment and refining charges	2	(3)	8	(1)	(7)
	$(553)	$17	$(55)	$(8)	$(120)
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$1,277	$1,381	$(104)	(8)%
Copper	48	49	(1)	(2)
Silver	95	155	(60)	(39)
Lead	33	29	4	14
Zinc	90	94	(4)	(4)
	$1,543	$1,708	$(165)	(10)%

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$2,516	$2,565	$(49)	(2)%
Copper	101	95	6	6
Silver	177	252	(75)	(30)
Lead	55	51	4	8
Zinc	176	180	(4)	(2)
	$3,025	$3,143	$(118)	(4)%
The decrease in Costs applicable to sales during the three and six months ended June 30, 2023, compared to the same periods in 2022, is primarily due to (i) the profit-sharing agreement entered into by the Company during the second quarter of 2022 (the "Peñasquito Profit-Sharing Agreement"), which resulted in charges incurred in 2022 relating to 2021 site performance; (ii) the Peñasquito labor strike, which resulted in lower energy, materials and contracted services costs at Peñasquito; (iii) lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit, which resulted in lower royalties and lower energy and equipment maintenance costs; and (iv) lower direct costs related to overall lower sales volumes, partially offset by higher underground maintenance costs and higher power costs at Tanami resulting from higher natural gas prices.
Additionally, the decrease in Costs applicable to sales during the six months ended June 30, 2023, compared to the same period in 2022, is further offset by (i) higher maintenance costs at NGM, Éléonore, and Cerro Negro; (ii) higher energy costs due to inflation at NGM; and (iii) higher materials and contracted service costs at Cerro Negro resulting from inflation.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$392	$466	$(74)	(16)%
Copper	9	9	—	—
Silver	34	42	(8)	(19)
Lead	12	8	4	50
Zinc	30	22	8	36
Other	9	12	(3)	(25)
	$486	$559	$(73)	(13)%

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$780	$910	$(130)	(14)%
Copper	18	17	1	6
Silver	59	86	(27)	(31)
Lead	19	18	1	6
Zinc	54	57	(3)	(5)
Other	17	18	(1)	(6)
	$947	$1,106	$(159)	(14)%
The decrease to Depreciation and amortization during the three and six months ended June 30, 2023, compared to the same periods in 2022, is primarily due to (i) lower sales and production volume at Peñasquito as a result of the Peñasquito labor strike; (ii) lower depreciation at NGM due to lower leach pad production at Long Canyon as a result of the ramp down of mining and lower amortization rates at Carlin as a result of a longer mill life; and (iii) a decrease in the depreciable asset base at CC&V resulting from the impairment charge recognized during the fourth quarter of 2022.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, see Results of Consolidated Operations below.
For discussion regarding variations in operations, see Results of Operations below.

Income and mining tax expense (benefit) was $163 and $33 during the three months ended June 30, 2023 and 2022, respectively, and $376 and $247 during the six months ended June 30, 2023 and 2022, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 8 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	June 30, 2023					June 30, 2022
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$138	13%		$18		90	10%		$9
CC&V	19	16		3		6	—		—
Corporate & Other	(114)	12		(14)		(183)	4		(7)
Total US	43	16		7		(87)	(2)		2
Australia	312	36		112		379	33		125
Ghana	95	34		32		153	35		54
Suriname	(13)	23		(3)		33	27		9
Peru	(9)	(22)		2		1	100		1
Canada	(23)	(13)		3		(37)	8		(3)
Mexico	(57)	(37)		21		(37)	373		(138)	(2)
Argentina	(53)	—		—		(2)	550		(11)
Other Foreign	5	40		2		5	40		2
Rate adjustments	—	N/A		(13)	(3)	—	N/A		(8)	(3)
Consolidated	$300	54%	(4)	$163		$408	8%	(4)	$33
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3 of the Condensed Consolidated Financial Statements.
(2)Includes the Mexico tax settlement of $(125).
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

	Six Months Ended
	June 30, 2023					June 30, 2022
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$223	14%		$32		$242	14%		$34
CC&V	46	17		8		—	—		—
Corporate & Other	(146)	21		(30)		(367)	14		(50)
Total US	123	8		10		(125)	13		(16)
Australia	567	36		202		671	34		228
Ghana	207	33		69		277	35		96
Suriname	24	25		6		104	27		28
Peru	(15)	(13)		2		3	67		2
Canada	31	32		10		(86)	5		(4)
Mexico	(41)	(207)		85		188	(20)		(38)	(2)
Argentina	(67)	—		—		(7)	400		(28)
Other Foreign	10	20		2		11	18		2
Rate adjustments	—	N/A		(10)	(3)	—	N/A		(23)	(3)
Consolidated	$839	45%	(4)	$376		$1,036	24%	(4)	$247
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 3 of the Condensed Consolidated Financial Statements.
(2)Includes the Mexico tax settlement of $(125).

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
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	41	43	$1,186	$1,073	$146	$349	$1,631	$1,553
Musselwhite	41	39	1,356	1,331	448	488	2,254	1,693
Porcupine	60	68	1,225	1,062	415	356	1,587	1,328
Éléonore	48	45	1,477	1,520	475	595	2,213	1,922
Peñasquito	38	121	831	971	297	263	1,078	1,187
Merian	54	96	1,501	972	296	207	2,010	1,173
Cerro Negro	48	74	1,655	926	676	541	1,924	1,106
Yanacocha	65	68	1,187	1,058	341	315	1,386	1,321
Boddington	209	233	777	753	135	138	966	854
Tanami	126	133	829	631	251	194	1,162	873
Ahafo	137	135	910	952	317	310	1,237	1,130
Akyem	49	108	1,087	701	525	306	1,461	837
NGM	287	290	1,055	1,035	366	435	1,388	1,263
Total/Weighted-Average (3)	1,203	1,453	$1,054	$932	$331	$322	$1,472	$1,199
Merian (25%)	(14)	(25)
Yanacocha (—% and —%, respectively) (4)	—	(3)
Attributable to Newmont	1,189	1,425

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (5)	189	266	$1,162	$1,054	$405	$276	$1,581	$1,347
Boddington (6)	67	64	766	710	138	135	977	818
Total/Weighted-Average (3)	256	330	$1,062	$983	$338	$246	$1,492	$1,286

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	51	70
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.

(4)The Company acquired the remaining interest in Yanacocha in the second quarter of 2022, resulting in 100% ownership. The Company recognized amounts attributable to non-controlling interests for Yanacocha during the three months ended June 30, 2022 for the period prior to acquiring 100% ownership. Refer to Note 1 of the Condensed Consolidated Financial Statement for further information.
(5)For the three months ended June 30, 2023, Peñasquito produced 6,323 thousand ounces of silver, 45 million pounds of lead and 78 million pounds of zinc. For the three months ended June 30, 2022, Peñasquito produced 7,733 thousand ounces of silver, 35 million pounds of lead and 94 million pounds of zinc.
(6)For the three months ended June 30, 2023 and 2022, Boddington produced 26 million and 24 million pounds of copper, respectively.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Six Months Ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	89	78	$1,120	$1,230	$150	$393	$1,494	$1,608
Musselwhite	82	71	1,333	1,342	438	496	1,955	1,670
Porcupine	126	127	1,146	1,077	435	364	1,498	1,313
Éléonore	114	91	1,256	1,380	427	583	1,756	1,734
Peñasquito	123	258	1,028	809	335	278	1,325	1,013
Merian	136	197	1,212	906	245	211	1,537	1,079
Cerro Negro	115	142	1,376	948	584	568	1,625	1,172
Yanacocha	121	133	1,134	1,022	320	340	1,362	1,243
Boddington	408	415	809	781	138	139	1,000	888
Tanami	189	233	866	644	266	206	1,182	933
Ahafo	265	242	951	967	309	301	1,301	1,171
Akyem	120	199	917	717	430	316	1,220	884
NGM	548	578	1,081	967	386	435	1,396	1,176
Total/Weighted-Average (3)	2,436	2,764	$1,040	$912	$330	$330	$1,424	$1,179
Merian (25%)	(34)	(50)
Yanacocha (—% and —%, respectively) (4)	—	(14)
Attributable to Newmont	2,402	2,700

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (5)	413	565	$1,055	$864	$341	$288	$1,463	$1,138
Boddington (6)	131	115	788	765	138	139	998	881
Total/Weighted-Average (3)	544	680	$988	$846	$290	$261	$1,405	$1,138

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	111	139
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(4)The Company acquired the remaining interest in Yanacocha in the second quarter of 2022, resulting in 100% ownership. The Company recognized amounts attributable to non-controlling interests for Yanacocha during the six months ended June 30, 2022 for the period prior to acquiring 100% ownership. Refer to Note 1 of the Condensed Consolidated Financial Statement for further information.
(5)For the six months ended June 30, 2023, Peñasquito produced 13,786 thousand ounces of silver, 86 million pounds of lead and 180 million pounds of zinc. For the six months ended June 30, 2022, Peñasquito produced 15,813 thousand ounces of silver, 79 million pounds of lead and 208 million pounds of zinc.
(6)For the six months ended June 30, 2023 and 2022, Boddington produced 52 million and 43 million pounds of copper, respectively.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three Months Ended June 30, 2023 compared to 2022
CC&V, U.S. Gold production decreased 5% primarily due to lower leach pad production. Costs applicable to sales per gold ounce increased 11% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 58% primarily due to a lower depreciable asset base as a result of the impairment charge recognized during the fourth quarter of 2022. All-in sustaining costs per gold ounce increased 5% primarily due to lower gold ounces sold.

Musselwhite, Canada. Gold production increased 5% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce was generally in line with the prior year. Depreciation and amortization per gold ounce decreased 8% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 33% primarily due to higher sustaining capital spend.
Porcupine, Canada. Gold production decreased 12% primarily due to lower mill throughput as a result of scheduled mill downtime, partially offset by a drawdown of in-circuit inventory in the current year compared to a build-up in the prior year and higher ore grade milled in the current year. Costs applicable to sales per gold ounce increased 15% primarily due to higher contracted services costs, higher mill maintenance costs, and lower gold ounces sold. Depreciation and amortization per gold ounce increased 17% primarily due to higher depreciation rates as a result of higher gold ounces mined and lower gold ounces sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce, higher reclamation costs, and lower gold ounces sold.
Éléonore, Canada. Gold production increased 7% primarily due to higher ore grade milled, partially offset by lower mill throughput as a result of a temporary evacuation of the site and corresponding shutdown of the operation in June 2023 in response to the ongoing wildfires in Canada. The Company expects operations to fully resume during the third quarter of 2023. Costs applicable to sales per gold ounce was generally in line with the prior year. Depreciation and amortization per gold ounce decreased 20% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 15% primarily due to higher sustaining capital spend, partially offset by higher gold ounces sold.
Peñasquito, Mexico. Gold production decreased 69% primarily due to the Peñasquito labor strike, lower mill recovery and lower ore grade milled. Gold equivalent ounces – other metals production decreased 29% primarily due to a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 16%, and lower other metals produced of 13%, as a result of the Peñasquito labor strike, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce decreased 14% primarily due to lower energy, material and contracted labor costs as a result of the Peñasquito labor strike and lower workers' participation costs due to the Peñasquito profit-sharing agreement entered into during the second quarter of 2022. Costs applicable to sales per gold equivalent ounce – other metals increased 10% primarily due to higher inventory write-downs and lower gold equivalent ounces - other metals sold, partially offset by lower workers' participation costs due to the Peñasquito profit-sharing agreement entered into by the Company during the second quarter of 2022 and lower energy, material and contracted labor costs as a result of the Peñasquito labor strike. Depreciation and amortization per gold ounce increased 13% primarily due to lower gold ounces sold, partially offset by lower depreciation rates as a result of lower gold ounces mined. Depreciation and amortization per gold equivalent ounces – other metals increased 47% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower depreciation rates as a result of lower gold equivalent ounces - other metals mined. All-in sustaining costs per gold ounce decreased 9% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend, partially offset by lower gold ounces sold. All-in sustaining costs per gold equivalent ounce – other metals increased 17% primarily due to lower gold equivalent ounce - other metals sold.
Merian, Suriname. Gold production decreased 44% primarily due to a build-up of in-circuit inventory as a result of unplanned mill maintenance downtime in the current year and lower ore grade milled and lower mill throughput as a result of changes in mine sequencing. Costs applicable to sales per gold ounce increased 54% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 43% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 71% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 35% primarily due to lower ore grade milled as a result of changes in mine sequencing, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 79% primarily due to higher equipment maintenance costs, higher materials and contracted service costs resulting from cost inflation and lower gold ounces sold. Depreciation and amortization per gold ounce increased 25% primarily due to lower gold ounces sold and asset additions. All-in sustaining costs per gold ounce increased 74% primarily due higher costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 12% primarily due to higher contracted services costs and inventory write-downs in the current quarter. Depreciation and amortization per gold ounce increased 8% primarily due to inventory write-downs in the current quarter. All-in sustaining costs per gold ounce increased 5% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Boddington, Australia. Gold production decreased 10% primarily due to lower ore grade milled and lower mill throughput. Gold equivalent ounces – other metals production was generally in line with the prior year. Costs applicable to sales per gold ounce was generally in line with the prior year. Costs applicable to sales per gold equivalent ounce – other metals increased 8% primarily due to higher equipment maintenance costs. Depreciation and amortization per gold ounce and depreciation and amortization per gold equivalent ounce – other metals were generally in line with the prior year. All-in sustaining costs per gold ounce increased 13% primarily due to higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 19% primarily due to higher sustaining capital costs and higher costs applicable to sales per gold equivalent ounce – other metals.
Tanami, Australia. Gold production decreased 5% primarily due to lower mill throughput. Costs applicable to sales per gold ounce increased 31% primarily due to lower gold ounces sold, higher underground maintenance costs and higher power costs as a result of higher natural gas prices, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 29% primarily due to lower gold ounces sold and asset additions. All-in sustaining costs per gold ounce increased 33% primarily due higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Ahafo, Ghana. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce was generally in line with the prior year. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 9% primarily due to higher sustaining capital spend and lower gold ounces sold. In June 2023, damage was discovered in the SAG mill girth gear that required the plant to operate at less than full capacity at the end of the quarter. The Company is working with an engineering firm to assess the risk of failure and to develop a remediation plan.
Akyem, Ghana. Gold production decreased 55% primarily due to lower mill throughput and lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit. Costs applicable to sales per gold ounce increased 55% primarily due to lower gold ounces sold and higher contracted services costs, partially offset by lower energy and equipment maintenance costs. Depreciation and amortization per gold ounce increased 72% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 75% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce was generally in line with the prior year. Depreciation and amortization per gold ounce decreased 16% primarily due to higher gold ounces sold at Cortez. All-in sustaining costs per gold ounce increased 10% primarily due to higher sustaining capital spend at Carlin and Cortez.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 27% primarily due to lower ore grade milled and lower mill throughput. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Six Months Ended June 30, 2023 compared to 2022
CC&V, U.S. Gold production increased 14% primarily due to higher leach pad production. Costs applicable to sales per gold ounce decreased 9% primarily due to higher gold ounces sold and no inventory write-downs in the current year compared to inventory write-downs in the prior year. Depreciation and amortization per gold ounce decreased 62% primarily due to a lower depreciable asset base as a result of the impairment charge recognized during the fourth quarter of 2022. All-in sustaining costs per gold ounce decreased 7% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Musselwhite, Canada. Gold production increased 15% primarily due to higher ore grade milled and mill throughput. Costs applicable to sales per gold ounce was generally in line with the prior year. Depreciation and amortization per gold ounce decreased 12% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 17% primarily due to higher sustaining capital spend, partially offset by higher gold ounces sold.
Porcupine, Canada. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 6% primarily due to higher contracted services costs and higher mill maintenance costs. Depreciation and amortization per gold ounce increased 20% primarily due to higher depreciation rates as a result of higher gold ounces mined. All-in sustaining costs per gold ounce increased 14% primarily due to higher costs applicable to sales per gold ounce, higher reclamation costs, and higher sustaining capital spend.
Éléonore, Canada. Gold production increased 25% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce decreased 9% primarily due to higher gold ounces sold, partially offset by higher maintenance costs for underground equipment and higher materials costs. Depreciation and amortization per gold ounce decreased 27% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce was generally in line with the prior year.
Peñasquito, Mexico. Gold production decreased 52% primarily due to the Peñasquito labor strike, lower mill recovery and lower ore grade milled. Gold equivalent ounces – other metals production decreased 27% primarily due to a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 16%, and lower other metals produced of 11%, as a result of the Peñasquito labor strike and lower mill recovery, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 27% primarily due to lower gold ounces sold, partially offset by lower energy, materials and contracted services costs as a result of the Peñasquito labor strike and lower workers' participation costs due to the Peñasquito profit-sharing agreement entered into by the Company during the second quarter of 2022. Costs applicable to sales per gold equivalent ounce – other metals increased 22% primarily due to lower gold equivalent ounces - other metals sold and higher inventory write-downs, partially offset by lower workers' participation costs due to the Peñasquito profit-sharing agreement entered into by the Company during the second quarter of 2022. Depreciation and amortization per gold ounce increased 21% primarily due to lower gold ounces sold, partially offset by lower depreciation rates as a result of lower gold ounces mined. Depreciation and amortization per gold equivalent ounces – other metals increased 18% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower depreciation rates as a result of lower gold equivalent ounces - other metals mined. All-in sustaining costs per gold ounce increased 31% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 29% primarily due to lower gold equivalent ounces - other metals sold.

Merian, Suriname. Gold production decreased 31% primarily due to lower ore grade milled and lower mill throughput as a result of changes in mine sequencing and a build-up of in-circuit inventory as a result of unplanned mill maintenance downtime in the current year. Costs applicable to sales per gold ounce increased 34% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 16% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 42% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 19% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 45% primarily due to higher equipment maintenance costs, higher materials and contracted service costs resulting from cost inflation and lower gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 39% primarily due higher costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production decreased 9% primarily due to lower leach pad production. Costs applicable to sales per gold ounce increased 11% primarily due to higher contracted services costs, inventory write-downs and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 6% primarily due to lower depreciation from a higher build-up of inventory in the current year, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce and higher advanced project and exploration costs, partially offset by lower sustaining capital spend.
Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production increased 14% primarily due to higher other metals produced of 23% as a result of higher ore grade milled, partially offset by a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 9%. Costs applicable to sales per gold ounce and costs applicable to sales per gold equivalent ounce – other metals sold were generally in line with the prior year. Depreciation and amortization per gold ounce and depreciation and amortization per gold equivalent ounce – other metals were generally in line with the prior year. All-in sustaining costs per gold ounce and all-in sustaining costs per gold equivalent ounce – other metals increased 13% and 13%, respectively, primarily due to higher sustaining capital spend.
Tanami, Australia. Gold production decreased 19% primarily due to the Tanami rainfall event. Costs applicable to sales per gold ounce increased 34% primarily due to lower gold ounces sold, higher underground maintenance costs and higher power costs as a result of higher natural gas prices, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 29% primarily due to lower gold ounces sold and asset additions. All-in sustaining costs per gold ounce increased 27% primarily due to higher costs applicable to sales per gold ounce.
Ahafo, Ghana. Gold production increased 10% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce was generally in line with the prior year. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 11% primarily due to higher sustaining capital spend and lower gold ounces sold. In February, there was a conveyor failure from one of the primary crusher conveyors that feed the mill stockpile. The site is re-routing ore to the mill in order to minimize impacts to production and developing plans to re-build the conveyor, which it expects to commission later this year. The Company is working with its insurers and expects available insurance proceeds to substantially cover the costs of the conveyor rebuild as well as business interruption that resulted from this event.
Akyem, Ghana. Gold production decreased 40% primarily due to lower mill throughput and lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit. Costs applicable to sales per gold ounce increased 28% primarily due to lower gold ounces sold, partially offset by lower royalty payments and lower labor, energy and equipment maintenance costs. Depreciation and amortization per gold ounce increased 36% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 38% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
NGM, U.S. Attributable gold production decreased 5% primarily due to lower mill throughput at Carlin and Cortez and lower leach pad production at Long Canyon due to the ramp down of mining, partially offset by higher ore grade milled at Carlin and Cortez, and higher mill recovery at Carlin. Costs applicable to sales per gold ounce increased 12% primarily due to higher maintenance costs, higher energy costs due to cost inflation and lower gold ounces sold at Carlin and Long Canyon, partially offset by higher gold ounces sold at Cortez and Turquoise Ridge. Depreciation and amortization per gold ounce decreased 11% primarily due to higher gold ounces sold at Turquoise Ridge and Cortez. All-in sustaining costs per gold ounce increased 19% primarily due to higher costs applicable to sales per gold ounce, as well as higher sustaining capital spend at Carlin and Cortez.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 20% primarily due to lower ore grade milled and lower mill throughput. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol, the Surinamese dollar, and the Ghanaian cedi. Approximately 48% and 49% of Costs applicable to sales were paid in currencies other than the USD during the three and six months ended June 30, 2023, respectively, as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Australian dollar	17%	18%
Canadian dollar	14%	14%
Mexican peso	8%	9%
Argentine peso	5%	5%
Peruvian sol	2%	2%
Surinamese dollar	2%	1%
Ghanaian cedi	—%	—%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales by $88 and $78 per ounce during the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively, primarily in Argentina, Australia, and Canada.
Our Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina is a hyperinflationary economy. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to repay intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our consolidated financial statements or disclosures.
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
The Company continues to experience the impacts from geopolitical and macroeconomic pressures. With the resulting volatile environment, we continue to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions, as well as an uncertain and evolving labor market. Depending on the duration and extent of the impact of these events, or changes in commodity prices, the prices for gold and other metals, and foreign exchange rates, we could continue to experience volatility; transportation industry disruptions could continue, including limitations on shipping produced metals; our supply chain could continue to experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact our results of operations, cash flows and financial condition.
In early 2023, the banking industry experienced adversity in which certain banks encountered failures, take-overs, and entrance into receivership or insolvency, amongst other events. Further instability in the banking system could put the liquidity of Newmont and third parties with which we do business at risk. The Company maintains strict adherence to its cash investment policies which focus on highly rated investments and capital preservation mechanisms to achieve our strategic objectives.
As of June 30, 2023, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At June 30, 2023, the Company had $2,829 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. At June 30, 2023, the Company had

$374 in time deposits with a maturity of more than three months but less than one year, which are included in Time deposits and other investments. Our Cash and cash equivalents and time deposits are highly liquid and low-risk investments that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At June 30, 2023, $1,062 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At June 30, 2023, $814 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.
We believe our existing consolidated Cash and cash equivalents, time deposits, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At June 30, 2023, our borrowing capacity on our revolving credit facility was $3,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility.
Our financial position was as follows:

	At June 30, 2023	At December 31, 2022
Cash and cash equivalents	$2,829	$2,877
Time deposits (1)	374	829
Borrowing capacity on revolving credit facility	3,000	3,000
Total liquidity	$6,203	$6,706
Net debt (2)	$2,908	$2,426
____________________________
(1)Time deposits are included in Time deposits and other investments on the Condensed Consolidated Balance Sheets. Refer to Note 11 of the Condensed Consolidated Financial Statements for further information.
(2)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $1,137 during the six months ended June 30, 2023, a decrease in cash provided of $585 from the six months ended June 30, 2022, primarily due to a decrease in sales resulting from lower sales volumes for all metals except for copper, an increase in operating cash expenditures resulting from the impacts arising from the significant inflation experienced globally, and a buildup of inventory compared to the same period in 2022, partially offset by higher average realized prices for gold and silver.
Net cash provided by (used in) investing activities was $(500) during the six months ended June 30, 2023, a decrease in cash used of $534 from the six months ended June 30, 2022, primarily due to higher net maturities of time deposits in 2023, the sale of the Triple Flag investment in 2023, and the payment to Buenaventura relating to the sale of the La Zanja equity method investment in 2022, partially offset by higher capital expenditures in 2023.
Net cash provided by (used in) financing activities was $(684) during the six months ended June 30, 2023, a decrease in cash used of $733 from the six months ended June 30, 2022, primarily due to the acquisition of noncontrolling interest in Yanacocha in 2022, lower dividend payments in 2023, and higher net repayments of debt in 2022.
Capital Resources
In July 2023, the Board declared a dividend of $0.40 per share, determined under the dividend framework. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

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
For the six months ended June 30, 2023 and 2022, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2023			2022
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
CC&V	$—	$23	$23	$—	$18	$18
Musselwhite	—	45	45	1	17	18
Porcupine	33	25	58	54	22	76
Éléonore	—	45	45	2	21	23
Peñasquito	—	72	72	6	82	88
Merian	—	35	35	—	24	24
Cerro Negro	51	23	74	38	22	60
Yanacocha	121	7	128	135	11	146
Boddington	—	74	74	2	33	35
Tanami	136	53	189	127	51	178
Ahafo	87	80	167	94	43	137
Akyem	2	20	22	4	16	20
NGM	58	149	207	35	103	138
Corporate and Other	—	27	27	9	13	22
Accrual basis	$488	$678	$1,166	$507	$476	$983
Decrease (increase) in non-cash adjustments			(24)			(27)
Cash basis			$1,142			$956
For the six months ended June 30, 2023, development capital projects primarily included Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, and the TS Solar Plant and Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our Ahafo North project since approval were $283, of which $71 related to the six months ended June 30, 2023. Development capital costs (excluding capitalized interest) on our Tanami Expansion 2 project since approval were $617, of which $118 related to the six months ended June 30, 2023.
For the six months ended June 30, 2022, development capital projects primarily included Pamour at Porcupine, Yanacocha Sulfides, Cerro Negro expansion projects, Tanami Expansion 2, Ahafo North, and Goldrush Complex at NGM.
Sustaining capital includes capital expenditures such as underground and surface mine development, tailings facility construction, mining equipment, capitalized component purchases and water treatment plant construction.

Refer to Note 3 of the Condensed Consolidated Financial Statements and Non-GAAP Financial Measures, "All-In Sustaining Costs", below, for further information.
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
Debt Covenants. There were no material changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding our debt covenants. At June 30, 2023, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the “Obligor Group”). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $190 and $179 at June 30, 2023 and December 31, 2022, respectively. All noncontrolling interests relate to non-guarantor subsidiaries. For further information on our noncontrolling interests, refer to Note 1 of the Condensed Consolidated Financial Statements.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 100% interest in Yanacocha and its 38.5% interest in NGM. For further information regarding these and our other operations, refer to Note 3 of the Condensed Consolidated Financial Statements and Results of Consolidated Operations within Part I, Item 2, MD&A.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at June 30, 2023 and December 31, 2022.

	At June 30, 2023		At December 31, 2022
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$12,440	$8,165	$13,982	$5,815
Non-current intercompany assets	$544	$530	$520	$506
Current intercompany liabilities	$11,757	$2,802	$13,118	$1,907
Non-current external debt	$5,567	$—	$5,564	$—
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
At June 30, 2023, Newmont USA had approximately $5,567 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at June 30, 2023, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At June 30, 2023, (i) Newmont’s total consolidated indebtedness was approximately $6,111, none of which was secured (other than $537 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $4,968 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 14 of the Condensed Consolidated Financial Statements.
Contractual Obligations
As of June 30, 2023, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2022. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, for information regarding our contractual obligations.
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
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For additional information on the Company’s reclamation and remediation liabilities, refer to Notes 5 and 18 of the Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Newmont stockholders	$155	$387	$506	$835
Net income (loss) attributable to noncontrolling interests	—	13	12	34
Net (income) loss from discontinued operations	(2)	(8)	(14)	(24)
Equity loss (income) of affiliates	(16)	(17)	(41)	(56)
Income and mining tax expense (benefit)	163	33	376	247
Depreciation and amortization	486	559	947	1,106
Interest expense, net of capitalized interest	49	57	114	119
EBITDA	$835	$1,024	$1,900	$2,261
Adjustments:
(Gain) loss on asset and investment sales, net (1)	$—	$—	$(36)	$35
Newcrest transaction-related costs (2)	21	—	21	—
Restructuring and severance (3)	10	—	12	1
Impairment charges (4)	4	2	8	2
Reclamation and remediation charges (5)	(2)	—	(2)	13
Change in fair value of investments (6)	42	135	1	$96
Pension settlement (7)	—	—	—	130
Settlement costs (8)	—	5	—	18
COVID-19 specific costs (9)	—	1	—	1
Other (10)	—	(18)	(4)	(18)
Adjusted EBITDA	$910	$1,149	$1,900	$2,539
____________________________
(1)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, in 2023 is primarily comprised of the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 11 of the Condensed Consolidated Financial Statements for further information. Amounts related to 2022 are primarily comprised of the loss recognized on the sale of the La Zanja equity method investment. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
(2)Newcrest transaction-related costs, included in Other expense, net, primarily represents costs incurred related to the Proposed Newcrest Transaction in the second quarter of 2023. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
(3)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
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
(7)Pension settlement, included in Other income (loss), net, represents pension settlement charges in 2022 related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(8)Settlement costs, included in Other expense, net, are primarily comprised of a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022.
(9)COVID-19 specific costs, included in Other expense, net, primarily include amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic.
(10)Other, included in Other income (loss), net, in 2023 represents income received during the first quarter of 2023, on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022. Amounts related to 2022 are primarily comprised of a reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022.

Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$155	$0.19	$0.19	$506	$0.64	$0.64
Net loss (income) attributable to Newmont stockholders from discontinued operations	(2)	—	—	(14)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	153	0.19	0.19	492	0.62	0.62
(Gain) loss on asset and investment sales, net (2)	—	—	—	(36)	(0.05)	(0.05)
Newcrest transaction-related costs (3)	21	0.03	0.03	21	0.03	0.03
Restructuring and severance (4)	10	0.01	0.01	12	0.02	0.02
Impairment charges (5)	4	—	—	8	0.01	0.01
Change in fair value of investments (6)	42	0.05	0.05	1	—	—
Reclamation and remediation charges (7)	(2)	—	—	(2)	—	—
Other (8)	—	—	—	(4)	—	—
Tax effect of adjustments (9)	(17)	(0.02)	(0.02)	(1)	—	—
Valuation allowance and other tax adjustments (10)	55	0.07	0.07	95	0.11	0.11
Adjusted net income (loss)	$266	$0.33	$0.33	$586	$0.74	$0.74

Weighted average common shares (millions): (11)		795	795		794	795
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, primarily represents the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 11 of the Condensed Consolidated Financial Statements for further information.
(3)Newcrest transaction-related costs, included in Other expense, net, primarily represents costs incurred related to the Proposed Newcrest Transaction. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
(4)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company.
(5)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(6)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable equity securities.
(7)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 of the Condensed Consolidated Financial Statement for further information.
(8)Other represents income received on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022. Amounts included in Other income (loss), net.
(9)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (8), as described above, and are calculated using the applicable regional tax rate.
(10)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2023 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $47 and $57, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $4 and $21, net reductions to the reserve for uncertain tax positions of $3 and $14, other tax adjustments of $1 and $3. For further information on reductions to the reserve for uncertain tax positions, refer to Note 8 of the Condensed Consolidated Financial Statements.
(11)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$387	$0.49	$0.49	$835	$1.05	$1.05
Net loss (income) attributable to Newmont stockholders from discontinued operations	(8)	(0.01)	(0.01)	(24)	(0.03)	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations	379	0.48	0.48	811	1.02	1.02
Pension settlements (2)	—	—	—	130	0.16	0.16
Change in fair value of investments (3)	135	0.17	0.17	96	0.13	0.13
(Gain) loss on asset and investment sales, net (4)	—	—	—	35	0.04	0.04
Settlement costs (5)	5	—	—	18	0.03	0.03
Reclamation and remediation charges (6)	—	—	—	13	0.02	0.02
Impairment charges (7)	2	—	—	2	—	—
COVID-19 specific costs (8)	1	—	—	1	—	—
Restructuring and severance (9)	—	—	—	1	—	—
Other (10)	(18)	(0.03)	(0.03)	(18)	(0.03)	(0.03)
Tax effect of adjustments (11)	(25)	(0.03)	(0.03)	(62)	(0.08)	(0.08)
Valuation allowance and other tax adjustments (12)	(117)	(0.13)	(0.13)	(119)	(0.14)	(0.15)
Adjusted net income (loss)	$362	$0.46	$0.46	$908	$1.15	$1.14

Weighted average common shares (millions): (13)		794	795		793	795
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
(7)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplied inventories.
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

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$1,144	$1,737
Less: Net cash used in (provided by) operating activities of discontinued operations	(7)	(15)
Net cash provided by (used in) operating activities of continuing operations	1,137	1,722
Less: Additions to property, plant and mine development	(1,142)	(956)
Free Cash Flow	$(5)	$766

Net cash provided by (used in) investing activities (1)	$(500)	$(1,034)
Net cash provided by (used in) financing activities	$(684)	$(1,417)
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

	At June 30, 2023	At December 31, 2022
Debt	$5,574	$5,571
Lease and other financing obligations	537	561
Less: Cash and cash equivalents	(2,829)	(2,877)
Less: Time deposits (1)	(374)	(829)
Net debt	$2,908	$2,426
____________________________
(1)Time deposits are included in Time deposits and other investments on the Condensed Consolidated Balance Sheets. Refer to Note 11 of the Condensed Consolidated Financial Statements for further information.

Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs applicable to sales (1)(2)	$1,277	$1,381	$2,516	$2,565
Gold sold (thousand ounces)	1,211	1,482	2,419	2,811
Costs applicable to sales per ounce (3)	$1,054	$932	$1,040	$912
____________________________
(1)Includes by-product credits of $28 and $26 during the three months ended June 30, 2023 and 2022, respectively, and $58 and $53 during the six months ended June 30, 2023 and 2022, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs applicable to sales (1)(2)	$266	$327	$509	$578
Gold equivalent ounces - other metals (thousand ounces) (3)	251	333	516	683
Costs applicable to sales per gold equivalent ounce (4)	$1,062	$983	$988	$846
____________________________
(1)Includes by-product credits of $2 and $2 during the three months ended June 30, 2023 and 2022, respectively, and $4 and $4 during the six months ended June 30, 2023 and 2022, respectively.
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

Three Months Ended June 30, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$49	$3	$2	$—	$1	$—	$12	$67	41	$1,631
Musselwhite	55	2	4	—	—	—	31	92	41	2,254
Porcupine	77	7	3	—	—	—	13	100	63	1,587
Éléonore	74	3	2	—	—	—	33	112	51	2,213
Peñasquito	40	1	1	—	—	3	7	52	48	1,078
Merian	80	1	3	—	—	—	22	106	53	2,010
Cerro Negro	83	2	1	—	1	—	10	97	50	1,924
Yanacocha	79	4	3	—	3	—	4	93	66	1,386
Boddington	159	5	1	—	—	5	27	197	204	966
Tanami	102	—	1	—	—	—	41	144	124	1,162
Ahafo	121	5	1	—	—	—	37	164	133	1,237
Akyem	54	6	1	—	—	—	11	72	49	1,461
NGM	304	3	4	3	—	1	83	398	288	1,388
Corporate and Other (11)	—	—	13	58	1	—	16	88	—	—
Total Gold	$1,277	$42	$40	$61	$6	$9	$347	$1,782	1,211	$1,472

Gold equivalent ounces - other metals (12)
Peñasquito	$218	$7	$1	$1	$—	$31	$40	$298	188	$1,581
Boddington	48	1	—	—	—	4	9	62	63	977
Corporate and Other (11)	—	—	3	9	—	—	3	15	—	—
Total Gold Equivalent Ounces	$266	$8	$4	$10	$—	$35	$52	$375	251	$1,492

Consolidated	$1,543	$50	$44	$71	$6	$44	$399	$2,157
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $30 and excludes co-product revenues of $303.
(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Porcupine, $5 at Éléonore, $17 at Peñasquito, $2 at Cerro Negro, $4 at Yanacocha, and $1 at NGM.
(4)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
(5)Reclamation costs include operating accretion and amortization of asset retirement costs of $25 and $25, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $36 and $5, respectively.
(6)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $3 at Porcupine $1 at Peñasquito, $2 at Merian, $3 at Yanacocha, $8 at Tanami, $9 at Ahafo, $4 at Akyem, $6 at NGM, and $29 at Corporate and Other, totaling $66 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for impairment charges of $4, restructuring and severance of $10, and Newcrest transaction-related costs of $21.
(8)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for capital expenditures by segment.
(9)Includes finance lease payments and other costs for sustaining projects of $16.
(10)Per ounce measures may not recalculate due to rounding.
(11)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2023.

Three Months Ended June 30, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$49	$4	$2	$—	$2	$—	$14	$71	46	$1,553
Musselwhite	53	1	2	—	—	—	11	67	40	1,693
Porcupine	71	1	4	—	—	—	14	90	68	1,328
Éléonore	71	2	1	—	2	—	14	90	47	1,922
Peñasquito (11)	127	3	1	—	—	6	18	155	130	1,187
Merian	94	1	4	—	1	—	13	113	96	1,173
Cerro Negro	71	2	1	—	1	—	11	86	78	1,106
Yanacocha	73	6	2	—	4	—	6	91	69	1,321
Boddington	181	4	1	—	1	5	14	206	241	854
Tanami	84	1	1	—	2	—	28	116	132	873
Ahafo	129	2	—	—	—	—	22	153	135	1,130
Akyem	76	8	—	—	—	—	7	91	109	837
NGM	302	3	4	2	—	—	57	368	291	1,263
Corporate and Other (12)	—	—	18	59	—	—	4	81	—	—
Total Gold	$1,381	$38	$41	$61	$13	$11	$233	$1,778	1,482	$1,199

Gold equivalent ounces - other metals (13)
Peñasquito (11)	$278	$5	$4	$—	$1	$32	$35	$355	264	$1,347
Boddington	49	—	1	—	—	3	3	56	69	818
Corporate and Other (12)	—	—	3	12	—	—	1	16	—	—
Total Gold Equivalent Ounces	$327	$5	$8	$12	$1	$35	$39	$427	333	$1,286

Consolidated	$1,708	$43	$49	$73	$14	$46	$272	$2,205
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
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $1 at Peñasquito, $2 at Merian, $3 at Cerro Negro, $3 at Yanacocha, $6 at Tanami, $7 at Ahafo, $4 at Akyem, $5 at NGM and $26 at Corporate and Other, totaling $58 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $5, impairment of long-lived and other assets of $2 and distributions from the Newmont Global Community Support Fund of $1.
(7)Includes sustaining capital expenditures of $256. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for sustaining capital expenditures by segment.
(8)Excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $263. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(9)Includes finance lease payments for sustaining projects of $16.
(10)Per ounce measures may not recalculate due to rounding.
(11)Costs applicable to sales includes $70 related to the Peñasquito Profit-Sharing Agreement. For further information, refer to Note 3 of the Condensed Consolidated Financial Statements.
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

Six Months Ended June 30, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$100	$5	$5	$—	$1	$—	$22	$133	89	$1,494
Musselwhite	113	3	5	—	—	—	45	166	85	1,955
Porcupine	147	12	7	—	—	—	26	192	128	1,498
Éléonore	149	5	3	—	—	—	52	209	119	1,756
Peñasquito	107	4	1	—	—	7	19	138	104	1,325
Merian	165	3	5	—	—	—	36	209	136	1,537
Cerro Negro	153	3	2	—	1	—	22	181	111	1,625
Yanacocha	135	11	6	—	4	—	7	163	119	1,362
Boddington	326	9	2	—	—	10	55	402	402	1,000
Tanami	163	1	1	—	—	—	58	223	189	1,182
Ahafo	251	9	1	—	1	—	81	343	264	1,301
Akyem	117	16	1	—	—	—	21	155	127	1,220
NGM	590	7	8	5	—	3	148	761	546	1,396
Corporate and Other (11)	—	—	32	119	1	—	18	170	—	—
Total Gold	$2,516	$88	$79	$124	$8	$20	$610	$3,445	2,419	$1,424

Gold equivalent ounces - other metals (12)
Peñasquito	$408	$14	$2	$1	$—	$65	$76	$566	387	$1,463
Boddington	101	2	1	—	—	8	17	129	129	998
Corporate and Other (11)	—	—	6	20	—	—	3	29	—	—
Total Gold Equivalent Ounces	$509	$16	$9	$21	$—	$73	$96	$724	516	$1,405

Consolidated	$3,025	$104	$88	$145	$8	$93	$706	$4,169
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $62 and excludes co-product revenues of $679.
(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Porcupine, $5 at Éléonore, $17 at Peñasquito, $2 at Cerro Negro, $4 at Yanacocha, $1 at Akyem, and $2 at NGM.
(4)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
(5)Reclamation costs include operating accretion and amortization of asset retirement costs of $49 and $55, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $74 and $9, respectively.
(6)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $3 at Porcupine, $3 at Peñasquito, $3 at Merian, $1 at Cerro Negro, $3 at Yanacocha, $12 at Tanami, $15 at Ahafo, $7 at Akyem, $9 at NGM, and $48 at Corporate and Other, totaling $105 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for impairment charges of $8, restructuring and severance of $12, and Newcrest transaction-related costs of $21.
(8)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for capital expenditures by segment.
(9)Includes finance lease payments and other costs for sustaining projects of $38.
(10)Per ounce measures may not recalculate due to rounding.
(11)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2023.

Six Months Ended June 30, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$101	$7	$3	$—	$3	$—	$18	$132	82	$1,608
Musselwhite	96	3	3	—	1	—	17	120	72	1,670
Porcupine	137	2	6	—	—	—	23	168	128	1,313
Éléonore	133	4	1	—	3	—	26	167	97	1,734
Peñasquito (11)	214	5	2	—	1	13	32	267	264	1,013
Merian	181	3	5	—	2	—	24	215	199	1,079
Cerro Negro	134	3	1	—	7	—	22	167	142	1,172
Yanacocha	140	10	2	—	7	—	11	170	137	1,243
Boddington	343	9	2	—	1	8	27	390	439	888
Tanami	149	1	4	—	5	—	57	216	231	933
Ahafo	235	4	1	—	1	—	44	285	243	1,171
Akyem	143	15	1	—	—	—	17	176	199	884
NGM	559	4	7	5	—	1	103	679	578	1,176
Corporate and Other (12)	—	—	41	110	—	—	11	162	—	—
Total Gold	$2,565	$70	$79	$115	$31	$22	$432	$3,314	2,811	$1,179

Gold equivalent ounces - other metals (13)
Peñasquito (11)	$483	$10	$6	$—	$4	$65	$68	$636	559	$1,138
Boddington	95	1	1	—	—	5	7	109	124	881
Corporate and Other (12)	—	—	8	22	—	—	2	32	—	—
Total Gold Equivalent Ounces	$578	$11	$15	$22	$4	$70	$77	$777	683	$1,138

Consolidated	$3,143	$81	$94	$137	$35	$92	$509	$4,091
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
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $1 at Porcupine, $3 at Peñasquito, $4 at Merian, $6 at Cerro Negro, $4 at Yanacocha, $9 at Tanami, $10 at Ahafo, $7 at Akyem, $8 at NGM and $42 at Corporate and Other, totaling $95 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $18, impairment of long-lived and other assets of $2, restructuring and severance costs of $1 and distributions from the Newmont Global Community Support Fund of $1.
(7)Includes sustaining capital expenditures of $476. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for sustaining capital expenditures by segment.
(8)Excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $480. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(9)Includes finance lease payments for sustaining projects of $33.
(10)Per ounce measures may not recalculate due to rounding.
(11)Costs applicable to sales includes $70 related to the Peñasquito Profit-Sharing Agreement. For further information, refer to Note 3 of the Condensed Consolidated Financial Statements.
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
Safe Harbor Statement
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:
•expectations regarding the pending transaction to acquire the share capital of Newcrest timing and closing of the pending transaction, including receipt of required approvals and satisfaction of other customary closing conditions;
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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2023 included production cost and capitalized expenditure assumptions unique to each operation and short-term and long-term assumptions as follows:

	Short-Term	Long-Term
Gold price (per ounce)	$1,976	$1,600
Copper price (per pound)	$3.84	$3.50
Silver price (per ounce)	$24.13	$20.00
Lead price (per pound)	$0.96	$1.05
Zinc price (per pound)	$1.15	$1.30
AUD to USD exchange rate	$0.67	$0.75
CAD to USD exchange rate	$0.75	$0.80
MXN to USD exchange rate	$0.06	$0.04
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
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at June 30, 2023 in relation to the U.S. dollar at our foreign mining operations. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $66 increase to Costs applicable to sales per ounce at June 30, 2023.
Hedging
In May 2023, the Company entered into C$348 of CAD-denominated and A$648 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the CAD-denominated and AUD-denominated operating expenditures expected to be incurred in 2023 included in the Company's operations located in Canada and Australia, respectively. The Company has designated the fixed forward contracts as foreign currency cash flow hedges against the forecasted CAD-denominated and AUD-denominated operating expenditures.
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

By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. We have performed a sensitivity analysis as of June 30, 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covered all of our AUD and CAD-denominated fixed forward contracts. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at June 30, 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an approximate decrease in the fair value of the hedging derivative instruments of $81 at June 30, 2023.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of June 30, 2023.

	Gold	Copper	Silver	Lead	Zinc
	(ounces, in thousands)	(pounds, in millions)	(ounces, in thousands)	(pounds, in millions)	(pounds, in millions)
Provisionally priced sales subject to final pricing (1)	148	36	1,966	26	47
Average provisional price, per measure	$1,926	$3.72	$22.84	$0.95	$1.08
Effect of 10% price change in average price, in millions	$20	$9	$3	$2	$3
Market closing settlement price, per measure (2)	$1,912	$3.72	$22.47	$0.95	$1.07
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
(2)The closing settlement price as of June 30, 2023 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 18 of the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Business; Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 23, 2023, except as set forth below.
Risks Related to the Jurisdictions in Which We Operate.
Our Peñasquito operation in Mexico is subject to social, political, regulatory, and economic risks.
Our Peñasquito operation has in the past, and may in the future, be affected significantly and adversely by social, political, regulatory, or economic developments in Mexico. A wide range of general and industry-specific Mexican federal and state environmental laws and regulations apply to our operations. These laws and regulations are often difficult and costly to comply with and carry substantial penalties for non-compliance. For example, in the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little clarity on how the taxes are to be calculated. An ecological tax agreement was ratified in 2021 which provides clarity for 2021 to 2024, after which, the Company, along with other companies in the State of Zacatecas, will need to engage with governmental authorities to understand how the environmental tax would be levied year-over-year. Additionally, in May 2023, the Mexican government published several amendments to laws relating to the country's mining industry, which includes changes to Mexico's Mining Law, National Waters Law, General Law of Ecological Equilibrium and Environmental Protection and General Law for the Prevention and Integral Handling of Wastes (“Mining Reform”). The Mining Reform is expected to add significant uncertainty for foreign investors in Mexico and companies operating in the mining sector, including Newmont. As a result of the Mining Reform, we expect that it will be more difficult for us to access/maintain rights to land and water, thereby negatively impacting our mining activities within Mexico, raising concerns around exploration programs, security of concessions, and out of cycle community negotiations. If political and regulatory trends continue in a manner that is increasingly less supportive of mining, it can have an adverse impact on our operations and financial results.
Production at our Peñasquito operation is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. In recent years, we have had several disputes with the National Union of Mine and Metal Workers of the Mexican Republic (“the Union”). Following negotiations in 2022, Newmont and the Union reached a Collective Bargaining Agreement (“CBA”) in June 2022 whereby Union represented workforce will participate in uncapped profit-sharing bonus up to 10%, which resulted in increased labor costs. In June 2023, the Union made claims regarding violations of legal regulations and labor agreements (which the Company refuted) and notified the Company of a strike action demanding an increase in the uncapped profit-sharing benefit provided for in the CBA from 10 percent to 20 percent, representing a 100 percent increase. The Company urged the Union to abide by the mutually agreed CBA and engaged in dialogue with the Union and the government, but the disagreement remains unresolved. In response to the strike notice, Minera Peñasquito suspended operations and the related shut down remains ongoing. A failure to successfully resolve ongoing union complaints could result in continuation of work stoppages and/or other future disruptions in production and labor issues that could adversely affect our operations and financial performance and our ability to achieve expected results and guidance. See also the Risk Factor under the heading “Our business depends on good relations with our employees” in our recent Form 10-K.
A deterioration in Mexico’s economy, social instability, political unrest, or other adverse social developments in Mexico could also adversely affect operating results at Peñasquito, as well as the safety and security of the site and workforce. For example, in recent years, Mexico has experienced a period of increasing criminal activity, primarily due to the activities of drug cartels and related criminal organizations, including in the State of Zacatecas. Any increase in the level of violence or a concentration of violence near or around the Peñasquito mine could have an adverse effect on operating results. See the Risk Factor under the heading “Civil disturbances and criminal activities can disrupt business and expose the Company to liability” in our Form 10-K for additional information. See the most recent Form 10-K under Part 1, Item 1A – Risk Factors for additional information regarding risks relating to Mexico, including, without limitation, related to changes in law and increased regulation, increases in requests from government and local stakeholders, taxes, currency and exchange rate exposure, carbon tax and energy costs, availability of energy and water, and other factors.
Risks Relating to the Proposed Newcrest Transaction
As disclosed in this Form 10-Q, including in Part I, Item 1 "Financial statements- Note 1 Basis of Presentation" and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” on May 14, 2023, the Company entered into a Scheme Implementation Deed (the "Transaction Agreement") to acquire all issued and outstanding ordinary shares of Newcrest in a stock transaction pursuant to a court-approved Scheme of Arrangement between Newcrest and its shareholders (the “Scheme”, and such acquisition, the “Proposed Newcrest Transaction”). There can be no assurance that the Proposed Newcrest

Transaction will be completed as expected, in a timely manner or at all. The Proposed Newcrest Transaction could subject us to significant risks, including those described below.
The Proposed Newcrest Transaction is subject to satisfaction or waiver of several conditions.
The Proposed Newcrest Transaction is conditional upon, among other things, approval of the issuance of Newmont common stock to Newcrest shareholders in exchange for their Newcrest ordinary shares pursuant to the Transaction Agreement by Newmont’s stockholders, approval of the Scheme by Newcrest shareholders and by the Federal Court of Australia and Newmont and Newcrest having obtained certain regulatory approvals, including, without limitation, approval of competition or antitrust and/or foreign investment authorities in Australia, Canada, and Papua New Guinea. There can be no assurance that any or all such approvals will be obtained or will be obtained in a timely manner.
The Transaction Agreement may be terminated in certain circumstances.
Each of Newmont and Newcrest has the right to terminate the Transaction Agreement in certain circumstances. For instance, either party may terminate the Transaction Agreement if there is or may be a failure of a condition precedent to be satisfied in accordance with its terms and Newmont and Newcrest are unable to agree on a revision to the terms of the Scheme after such failure of the condition precedent of the Scheme has not become effective by 11:59 pm (Melbourne, Australia time) on February 15, 2024. Failure to complete the Proposed Newcrest Transaction could negatively impact the trading price of our common stock or otherwise adversely affect Newmont’s business.
If the Proposed Newcrest Transaction is not completed as a result of, among other reasons, a change in recommendation by a member of our Board of Directors or a material breach of certain terms of the Transaction Agreement by us or there is a competing transaction for us announced and within 18 months we complete such competing transaction, we will be required to pay a termination fee of approximately $375 to Newcrest in connection with the termination of the Transaction Agreement. If the termination fee is ultimately required to be paid to Newcrest, the payment of such fee will have an adverse impact on our financial results.
We will incur significant transaction and transaction-related costs in connection with the Proposed Newcrest Transaction.
We expect to incur significant costs associated with the Proposed Newcrest Transaction and combining the operations of the two companies. Our fees and expenses related to the Proposed Newcrest Transaction include financial advisors’ fees, filing fees, taxes, legal and accounting fees, soliciting fees and regulatory fees, some of which will be paid regardless of whether the Proposed Newcrest Transaction is completed. Furthermore, we will incur costs associated with combining the operations of the two companies. However, it is difficult to predict the amount of these costs before we begin the integration process. We may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the companies.
The market price of shares of our common stock may be adversely affected as a result of the Proposed Newcrest Transaction.
On completion of the Proposed Newcrest Transaction, a significant number of additional shares of our common stock will be issued and available for trading in the public market. The increase in the number of shares of our common stock may lead to sales of such shares or the perception that such sales may occur (commonly referred to as “market overhang”), either of which may adversely affect the market for, and the market price of, shares of our common stock.
In addition, if the Proposed Newcrest Transaction is not completed, the market price of shares of our common stock could decline to the extent that it reflects an assumption that the Proposed Newcrest Transaction will be completed or is material to our business strategy.
We do not currently control Newcrest and its subsidiaries.
We will not control Newcrest and its subsidiaries until completion of the Proposed Newcrest Transaction and the business and results of operations of Newcrest may be adversely affected by events that are outside of our control during the intervening period. The performance of Newcrest may be influenced by, among other factors, economic downturns, changes in commodity prices, political instability in the countries in which Newcrest operates, changes in applicable laws, expropriation, increased environmental regulation, volatility in the financial markets, unfavorable regulatory decisions, litigation, rising costs, civic and labor unrest, disagreements with joint venture partners, delays in ongoing exploration and development projects and other factors beyond our control. As a result of any one or more of these factors, among others, the operations and financial performance of Newcrest may be negatively affected, which may adversely affect the future financial results of the combined company.
Newcrest and Newmont may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the Proposed Newcrest Transaction.
Newcrest and Newmont may be the target of securities class actions and derivative lawsuits which could result in substantial costs and may delay or prevent the Proposed Newcrest Transaction. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against Newmont or Newcrest seeking to restrain the Proposed Newcrest Transaction or seeking monetary compensation or other remedies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Proposed Newcrest Transaction, then that injunction may delay or prevent the Proposed Newcrest Transaction.
In addition, political and public attitudes towards the Proposed Newcrest Transaction could result in negative press coverage and other adverse public statements affecting Newmont and Newcrest. Adverse press coverage and other adverse statements could lead to investigations by regulators, legislators and law enforcement officials or in legal claims or otherwise negatively impact the ability of the combined company to take advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the combined company’s business, financial condition and results of operations.
We may not realize the anticipated benefits of the Proposed Newcrest Transaction and the integration of Newcrest may not occur as planned.
The Proposed Newcrest Transaction has been agreed with the expectation that its completion will result in an increase in sustained profitability, cost savings and enhanced growth opportunities for the combined company. These anticipated benefits will depend in part on whether Newcrest’s and Newmont’s operations can be integrated in an efficient and effective manner. A significant number of operational and strategic decisions and certain staffing decisions with respect to integration of the two companies have not yet been made. These decisions and the integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies which may be geographically separated, anticipated and unanticipated liabilities, unanticipated costs (including substantial capital expenditures required by the integration) and the loss of key employees.
The performance of the combined company’s operations after completion of the Proposed Newcrest Transaction could be adversely affected if, among other things, the combined company is not able to achieve the anticipated savings and synergies expected to be realized in entering the Proposed Newcrest Transaction, or retain key employees to assist in the integration and operation of Newcrest and Newmont. The consummation of the Proposed Newcrest Transaction may pose special risks, including one-time write-offs, restructuring charges and unanticipated costs. In addition, the integration process could result in diversion of the attention of management and disruption of existing relationships with suppliers, employees, customers and other constituencies of each company. Although Newmont and its advisors have conducted due diligence on the operations of Newcrest, there can be no guarantee that Newmont is aware of any and all liabilities of Newcrest. As a result of these factors, it is possible that certain benefits expected from the combination of Newcrest and Newmont may not be realized.
Newcrest’s public filings are subject to Australian disclosure standards, which differ from SEC disclosure requirements.
Our mineral reserve and mineral resource estimates have been prepared in accordance with Subpart 1300 of Regulation S-K adopted by the SEC. We have not been involved in the preparation of Newcrest’s mineral reserve and mineral resource estimates. Newcrest’s mineral reserves and mineral resource estimates were prepared to meet the reporting requirements of the ASX Listing Rules Chapter 5, December 2019; the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves, December 2012 (the “JORC Code”), which differs from the requirements of Subpart 1300 of Regulation S-K.
Subpart 1300 of Regulation S-K and the JORC Code have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody different approaches and definitions. For example, the terms “Ore Reserve” and “Proved Ore Reserve” are Australian mining terms as defined in the JORC Code, and these definitions differ from the definitions in Subpart 1300 of Regulation S-K. “Inferred mineral resources” have a great amount of uncertainty as to the existence of such resources and their economic and legal feasibility. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Under Subpart 1300 of Regulation S-K standards, a pre-feasibility study, as defined within the rule, is typically required to report mineral reserves supported by a discounted cash flow analysis. The requirements for a pre-feasibility study under Subpart 1300 are generally stricter than what is acceptable under JORC and could require reclassification of previously declared mineral reserves to mineral resources, and there may also be adjustments to the amounts of previously declared mineral resources pending further study work.
Expectations regarding the mineral reserves and mineral resources of Newmont and Newcrest following the closing of the Proposed Transaction will remain subject to adjustment, pending continuing review of Newcrest’s mineral reserves and mineral resources in accordance with Subpart 1300 of Regulation S-K standards. Future adjustment may occur due to differing standards, required study levels, price assumptions, future divestments and acquisitions and other factors.
The combined company will face political risks in new jurisdictions.
Newcrest’s principal operations, development and exploration activities and significant investments will expose us to new jurisdictions, including Papua New Guinea, Ecuador and Fiji, some of which may be considered to have an increased degree of political and sovereign risk. Any material adverse changes in government policies or legislation of such countries or any other country that Newcrest has economic interests in may affect the viability and profitability of the combined company following the Proposed Newcrest Transaction.

While the governments in Papua New Guinea, Ecuador and Fiji have historically supported the development of natural resources by foreign companies, there is no assurance that such governments will not in the future adopt different regulations, policies or interpretations with respect to, but not limited to, foreign ownership of mineral resources, royalty rates, taxation, rates of exchange, environmental protection, labor relations, repatriation of income or return of capital, restrictions on production or processing, price controls, export controls, currency remittance, or the obligations of Newcrest under its respective mining codes and stability conventions. The possibility that such governments may adopt substantially different policies or interpretations, which might extend to the expropriation of assets, may have a material adverse effect on the combined company following the Proposed Newcrest Transaction. Political risk also includes the possibility of terrorism, civil or labor disturbances and political instability. No assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration and mining authorizations, nor can assurance be given that such exploration and mining authorizations will not be challenged or impugned by third parties. The effect of any of these factors may have a material adverse effect on the combined company’s results of operations and financial condition.
Increased exposure to foreign exchange fluctuations and capital controls may adversely affect the combined company’s earnings and the value of the combined company’s assets.
Our reporting currency is the U.S. dollar and the majority of our earnings and cash flows are denominated in U.S. dollars. The operations of Newcrest are also conducted in U.S. dollars, but Newcrest conducts some of its business in currencies other than the U.S. dollar and, as a result, following the Proposed Newcrest Transaction, the combined company’s consolidated earnings and cash flows may be impacted by movements in the exchange rates to a greater extent than prior to the Proposed Newcrest Transaction. In particular, any change in the value of the currencies of the Australian Dollar, the Papua New Guinean Kina, the Canadian Dollar, the Chilean Peso or the Fijian Dollar versus the U.S. dollar following the Proposed Newcrest Transaction could negatively impact the combined company’s earnings, and could negatively impact the combined company’s ability to realize all of the anticipated benefits of the Proposed Newcrest Transaction.
In addition, from time to time, emerging market countries such as those in which the combined company will operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging markets countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on the combined company, reduction of the immediately available capital that the combined company could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for the combined company.
The combined company will face new legislation and tax risks in certain Newcrest operating jurisdictions.
Newcrest has operations and conducts business in a number of jurisdictions in which we do not currently operate or conduct business, which may increase our susceptibility to sudden tax changes. Taxation laws of these jurisdictions are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. In addition, the Proposed Newcrest Transaction and integration of Newcrest may subject us to tax liabilities that may exist at Newcrest or may arise in connection with the completion of the Proposed Newcrest Transaction, which are currently unknown. Any unexpected taxes imposed on the combined company could have a material and adverse impact on the combined company.
Failure by Newcrest to comply with applicable laws prior to the Proposed Newcrest Transaction could subject the combined company to adverse consequences following the Proposed Newcrest Transaction.
Newcrest is subject to anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the Australian Criminal Code Act of 1955 and the Corruption of Foreign Public Officials Act (Canada). The foregoing laws prohibit companies from making improper payments to officials, require the maintenance of records and require adequate internal controls. Following the Proposed Newcrest Transaction, the combined company may be liable for any violation of the foregoing laws attributable to Newcrest prior to the Proposed Newcrest Transaction.
Newcrest is also subject to a wide variety of laws relating to the environment, health and safety, taxes, employment, labor standards, money laundering, terrorist financing and other matters. Failure by Newcrest to comply with any of the foregoing legislation prior to the Proposed Newcrest Transaction could result in severe criminal or civil sanctions, and may subject the combined company to other liabilities, including fines, prosecution and reputational damage, all of which could have a material adverse effect on the business, consolidated results of operations and consolidated financial condition of the combined company. The compliance mechanisms and monitoring programs adopted and implemented by Newcrest prior to the Proposed Newcrest Transaction may not adequately prevent or detect possible violations of such applicable laws. Investigations by governmental authorities related to any actual or perceived violation of the foregoing laws could also have a material adverse effect on the business, consolidated results of operations, and consolidated financial condition of the combined company.

The pendency of the Proposed Newcrest Transaction may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.
Parties with which we and Newcrest do business may experience uncertainty associated with the Proposed Newcrest Transaction, including with respect to current or future business relationships with us, Newcrest or the combined company. Our and Newcrest’s relationships may be subject to disruption as customers, suppliers and other persons with whom we and Newcrest have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Newcrest, as applicable, or consider entering into business relationships with parties other than us or Newcrest. In addition, our current and prospective associates may experience uncertainty about their future roles, which might adversely affect our ability to attract and retain key personnel and key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Proposed Newcrest Transaction may require substantial commitments of their time and resources. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us, Newcrest or the combined company following the completion of the Proposed Newcrest Transaction, including an adverse effect on our ability to realize the expected synergies and other benefits of the Proposed Newcrest Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of the Proposed Newcrest Transaction or the termination of the Transaction Agreement.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1, 2023 through April 30, 2023	4,234	$48.15	—	N/A
May 1, 2023 through May 31, 2023	4,112	$48.42	—	N/A
June 1, 2023 through June 30, 2023	555	$49.15	—	N/A
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
The health and safety of our people and our host communities is paramount. This is why Newmont continues to sustain robust controls at our operations and offices globally.
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
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. The following table shows the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b-1(c) adopted or terminated by our directors and executive officers during the three months ended June 30, 2023.

Name and Position	Plan Adoption/Termination	Plan Adoption Date	Duration of Plan (Expiration Date)	Number of Shares to be Purchased (Sold) under Plan
Rob Atkinson, Executive Vice President and Chief Operating Officer	Adoption	May 30, 2023	August 2, 2024	(66,000)
Nancy Lipson, Executive Vice President and Chief Legal Officer (1)	Adoption	May 19, 2023	March 4, 2024	(25,553)
Mark Ebel, Interim Chief Legal Officer (1)	Adoption	May 23, 2023	March 6, 2024	(8,663)
___________________________
(1)Ms. Lipson departed the Company as of June 30, 2023 and is no longer a Section 16 officer of Newmont, and Mr. Ebel assumed the role of interim Chief Legal Officer at such time. Mr. Ebel was not a Section 16 officer at the time of execution of the listed 10b5-1 plan.
Transactions under Section 16 officer trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into by Section 16 director or officer of the Company during the covered period.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1	-
Scheme Implementation Deed, dated as of May 15, 2023, by and among Newmont Corporation, Newmont Sub and Newcrest Mining Limited. Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 15, 2023.

10.2	-	Newmont Section 16 Officer And Senior Executive Short-Term Incentive Program, as amended effective January 1, 2023, filed herewith.

31.1	-
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

NEWMONT CORPORATION
(Registrant)

Date: July 20, 2023	/s/ KARYN F. OVELMEN
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 20, 2023	/s/ JOSHUA L. CAGE
Joshua L. Cage
Chief Accounting Officer and Controller
(Principal Accounting Officer)