Form 10-Q
period 2023-09-30
NEWMONT Corp /DE/
filed 2023-10-26
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 794,800,193 shares of common stock outstanding on October 19, 2023.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
pound	United States Pound
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EIA	Environmental Impact Assessment
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rate
LBMA	London Bullion Market Association
LME	London Metal Exchange
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
SOFR	Secured Overnight Financing Rate
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
THIRD QUARTER 2023 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Financial Results:
Sales	$2,493	$2,634	$7,855	$8,715
Gold	$2,400	$2,350	$7,083	$7,586
Copper	$90	$48	$282	$223
Silver (1)	$5	$105	$246	$401
Lead (1)	$—	$26	$64	$98
Zinc (1)	$(2)	$105	$180	$407
Costs applicable to sales (2)	$1,371	$1,545	$4,396	$4,688
Gold	$1,273	$1,345	$3,789	$3,910
Copper	$50	$36	$151	$131
Silver	$23	$85	$200	$337
Lead	$7	$15	$62	$66
Zinc	$18	$64	$194	$244
Net income (loss) from continuing operations	$162	$225	$666	$1,070
Net income (loss)	$163	$220	$681	$1,089
Net income (loss) from continuing operations attributable to Newmont stockholders	$157	$218	$649	$1,029
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.20	$0.28	$0.82	$1.30
Net income (loss) attributable to Newmont stockholders	$0.20	$0.27	$0.84	$1.32
Adjusted net income (loss) (3)	$286	$212	$872	$1,120
Adjusted net income (loss) per share, diluted (3)	$0.36	$0.27	$1.10	$1.41
Earnings before interest, taxes and depreciation and amortization (3)	$760	$859	$2,660	$3,120
Adjusted earnings before interest, taxes and depreciation and amortization (3)	$933	$850	$2,833	$3,389
Net cash provided by (used in) operating activities of continuing operations			$2,138	$2,188
Free cash flow (3)			$392	$703
Cash dividends paid per common share in the period ended September 30	$0.40	$0.55	$1.20	$1.65
Cash dividends declared per common share for the period ended September 30	$0.40	$0.55	$1.20	$1.65
____________________________
(1)On June 7, 2023, the National Union of Mine and Metal Workers of the Mexican Republic (the "Union") notified the Company of a strike action related to the Company's Peñasquito operations. In response to the strike notice, the Company suspended operations at Peñasquito, resulting in no production during the third quarter of 2023. Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
THIRD QUARTER 2023 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,260	1,428	3,696	4,192
Sold	1,250	1,391	3,669	4,202
Attributable gold ounces (thousands):
Produced (1)	1,291	1,487	3,804	4,326
Sold (2)	1,229	1,369	3,614	4,115
Consolidated and attributable gold equivalent ounces - other metals (thousands) (3)
Produced	58	299	602	979
Sold	59	281	575	964
Consolidated and attributable - other metals:
Produced copper (million pounds)	23	16	75	59
Sold copper (million pounds)	25	17	76	63
Produced silver (thousand ounces) (4)	—	7,460	13,786	23,273
Sold silver (thousand ounces) (4)	55	6,805	12,178	22,523
Produced lead (million pounds) (4)	—	33	86	112
Sold lead (million pounds) (4)	—	30	72	107
Produced zinc (million pounds) (4)	—	89	180	297
Sold zinc (million pounds) (4)	(2)	85	187	290
Average realized price:
Gold (per ounce)	$1,920	$1,691	$1,930	$1,806
Copper (per pound)	$3.68	$2.80	$3.71	$3.54
Silver (per ounce) (4)	N.M.	$15.42	$20.18	$17.81
Lead (per pound) (4)	N.M.	$0.86	$0.90	$0.92
Zinc (per pound) (4)	N.M.	$1.25	$0.97	$1.41
Consolidated costs applicable to sales: (5)(6)
Gold (per ounce)	$1,019	$968	$1,033	$931
Gold equivalent ounces - other metals (per ounce) (3)	$1,636	$712	$1,056	$807
All-in sustaining costs: (6)
Gold (per ounce)	$1,426	$1,271	$1,425	$1,209
Gold equivalent ounces - other metals (per ounce) (3)	$2,422	$999	$1,511	$1,098
____________________________
(1)Attributable gold ounces produced includes 52 and 81 thousand ounces for the three months ended September 30, 2023 and 2022, respectively, and 163 and 220 thousand ounces for the nine months ended September 30, 2023 and 2022, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(3)Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price. In 2023, the Company updated the metal prices utilized for this calculation to align with reserve metal price assumptions; this resulted in fewer calculated gold equivalent ounces - other metals produced and sold of 5 thousand ounces and 5 thousand ounces, respectively, for the three months ended September 30, 2023, and 108 thousand ounces and 100 thousand ounces, respectively, for the nine months ended September 30, 2023, than would have been calculated based on the pricing used in 2022 for this calculation. Refer to Results of Consolidated Operations within Part I, Item 2, Management's Discussion and Analysis for further information.
(4)On June 7, 2023, the Company suspended its operations at Peñasquito due to the Union strike. As a result of the suspended operations, no production occurred during the third quarter of 2023. Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement. Consequently, price per ounce/pound metrics are not meaningful ("N.M.").
(5)Excludes Depreciation and amortization and Reclamation and remediation.
(6)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

Third Quarter 2023 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Newcrest acquisition: On May 14, 2023 (May 15, 2023 Australian Eastern Daylight Time), the Company and Newmont Overseas Holding Pty Ltd, an Australian proprietary company listed by shares and an indirect wholly owned subsidiary of Newmont ("Newmont Sub"), entered into a binding Scheme Implementation Deed (as amended from time to time, the “Transaction Agreement”) with Newcrest Mining Limited ("Newcrest") to acquire all of the issued and outstanding ordinary shares of Newcrest in a stock transaction, by way of an Australian court-approved Scheme of Arrangement (the “Scheme”, and such acquisition, the “Newcrest Transaction”). Under the terms of the Transaction Agreement, Newcrest shareholders will receive 0.400 of a share of Newmont’s common stock (or 0.400 CHESS Depository Interests or 0.400 PETS depository interests, in each case, each one representing a unit of beneficial ownership in Newmont common stock) for each Newcrest common share and a special dividend of $1.10 per share, to be paid by Newcrest prior to the implementation of the Newcrest Transaction. On October 11, 2023 and October 12, 2023 (October 13, 2023 Australian Eastern Daylight Time), the Newmont and Newcrest shareholders approved the Newcrest Transaction, respectively, which was then subsequently approved by the Australian court on October 16, 2023 (October 17, 2023 Australian Eastern Daylight Time). As previously announced, the transaction has received all of the government and regulatory approvals necessary for the transaction to proceed and is expected to be implemented in November 2023.
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $157 or $0.20 per diluted share, a decrease of $61 from the prior-year quarter primarily due to a decrease in Sales at Peñasquito as a result of the work stoppage due to a labor strike that began in June 2023, resulting in no sales at Peñasquito in the third quarter of 2023. The decrease is also the result of higher Reclamation and Remediation, partially offset by higher average realized prices for gold and copper and lower Costs applicable to sales.
•Adjusted net income: Reported Adjusted net income of $286 or $0.36 per diluted share, an increase of $0.09 per diluted share from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $933 in Adjusted EBITDA, an increase of 10% from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of continuing operations of $2,138, a decrease of 2% from the prior year, and free cash flow of $392 (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Portfolio updates: Declared commercial production at San Marcos, the first of six ore bodies in the Cerro Negro District Expansion 1 project.
•Attributable gold production: Produced 1.3 million attributable ounces of gold and 58 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $3.2 billion of consolidated cash and $6.2 billion of total liquidity; declared a dividend of $0.40 per share in October 2023.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales (Note 4)	$2,493	$2,634	$7,855	$8,715

Costs and expenses:
Costs applicable to sales (1)	1,371	1,545	4,396	4,688
Depreciation and amortization	480	508	1,427	1,614
Reclamation and remediation (Note 5)	166	53	298	163
Exploration	78	69	192	169
Advanced projects, research and development	53	80	132	169
General and administrative	70	73	215	210
Other expense, net (Note 6)	37	11	86	68
	2,255	2,339	6,746	7,081
Other income (expense):
Other income (loss), net (Note 7)	42	56	124	(128)
Interest expense, net of capitalized interest	(48)	(55)	(162)	(174)
	(6)	1	(38)	(302)
Income (loss) before income and mining tax and other items	232	296	1,071	1,332
Income and mining tax benefit (expense) (Note 8)	(73)	(96)	(449)	(343)
Equity income (loss) of affiliates (Note 11)	3	25	44	81
Net income (loss) from continuing operations	162	225	666	1,070
Net income (loss) from discontinued operations	1	(5)	15	19
Net income (loss)	163	220	681	1,089
Net loss (income) attributable to noncontrolling interests (Note 1)	(5)	(7)	(17)	(41)
Net income (loss) attributable to Newmont stockholders	$158	$213	$664	$1,048

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$157	$218	$649	$1,029
Discontinued operations	1	(5)	15	19
	$158	$213	$664	$1,048
Weighted average common shares (millions):
Basic	795	794	795	793
Effect of employee stock-based awards	1	1	—	2
Diluted	796	795	795	795

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$0.20	$0.28	$0.82	$1.30
Discontinued operations	—	(0.01)	0.02	0.02
	$0.20	$0.27	$0.84	$1.32
Diluted:
Continuing operations	$0.20	$0.28	$0.82	$1.30
Discontinued operations	—	(0.01)	0.02	0.02
	$0.20	$0.27	$0.84	$1.32
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$163	$220	$681	$1,089
Other comprehensive income (loss):
Change in marketable securities, net of tax	—	(1)	(1)	(3)
Foreign currency translation adjustments	6	5	1	6
Change in pension and other post-retirement benefits, net of tax	(2)	(1)	(5)	120
Change in cash flow hedges, net of tax	(9)	1	(16)	3
Other comprehensive income (loss)	(5)	4	(21)	126
Comprehensive income (loss)	$158	$224	$660	$1,215

Comprehensive income (loss) attributable to:
Newmont stockholders	$153	$217	$643	$1,174
Noncontrolling interests	5	7	17	41
	$158	$224	$660	$1,215
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30, 2023	At December 31, 2022
ASSETS
Cash and cash equivalents	$3,190	$2,877
Time deposits and other investments (Note 11)	24	880
Trade receivables (Note 4)	78	366
Inventories (Note 12)	1,127	979
Stockpiles and ore on leach pads (Note 13)	829	774
Other current assets	707	639
Current assets	5,955	6,515
Property, plant and mine development, net	24,474	24,073
Investments (Note 11)	3,133	3,278
Stockpiles and ore on leach pads (Note 13)	1,740	1,716
Deferred income tax assets	138	173
Goodwill	1,971	1,971
Other non-current assets	673	756
Total assets	$38,084	$38,482

LIABILITIES
Accounts payable	$651	$633
Employee-related benefits	345	399
Income and mining taxes payable	143	199
Lease and other financing obligations	94	96
Other current liabilities (Note 15)	1,575	1,599
Current liabilities	2,808	2,926
Debt (Note 14)	5,575	5,571
Lease and other financing obligations	418	465
Reclamation and remediation liabilities (Note 5)	6,714	6,578
Deferred income tax liabilities	1,696	1,809
Employee-related benefits	397	342
Silver streaming agreement	787	828
Other non-current liabilities (Note 15)	429	430
Total liabilities	18,824	18,949

Commitments and contingencies (Note 18)

EQUITY
Common stock	1,281	1,279
Treasury stock	(263)	(239)
Additional paid-in capital	17,425	17,369
Accumulated other comprehensive income (loss) (Note 16)	8	29
Retained earnings (accumulated deficit)	623	916
Newmont stockholders' equity	19,074	19,354
Noncontrolling interests	186	179
Total equity	19,260	19,533
Total liabilities and equity	$38,084	$38,482
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$681	$1,089
Non-cash adjustments:
Depreciation and amortization	1,427	1,614
Net loss (income) from discontinued operations	(15)	(19)
Reclamation and remediation	287	149
Stock-based compensation	58	57
Change in fair value of investments (Note 7)	42	91
(Gain) loss on asset and investment sales, net (Note 7)	(34)	26
Deferred income taxes	(3)	(145)
Charges from pension settlement (Note 7)	—	130
Other non-cash adjustments	37	8
Net change in operating assets and liabilities (Note 17)	(342)	(812)
Net cash provided by (used in) operating activities of continuing operations	2,138	2,188
Net cash provided by (used in) operating activities of discontinued operations	9	22
Net cash provided by (used in) operating activities	2,147	2,210

Investing activities:
Additions to property, plant and mine development	(1,746)	(1,485)
Proceeds from maturities of investments	1,355	—
Purchases of investments	(545)	(665)
Proceeds from asset and investment sales	219	57
Contributions to equity method investees	(90)	(152)
Return of investment from equity method investees	30	52
Other	24	(64)
Net cash provided by (used in) investing activities	(753)	(2,257)

Financing activities:
Dividends paid to common stockholders	(954)	(1,310)
Distributions to noncontrolling interests	(107)	(140)
Funding from noncontrolling interests	107	89
Payments on lease and other financing obligations	(48)	(50)
Payments for withholding of employee taxes related to stock-based compensation	(24)	(38)
Acquisition of noncontrolling interests (Note 1)	—	(348)
Repayment of debt	—	(89)
Other	(39)	9
Net cash provided by (used in) financing activities	(1,065)	(1,877)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(29)
Net change in cash, cash equivalents and restricted cash	320	(1,953)
Cash, cash equivalents and restricted cash at beginning of period	2,944	5,093
Cash, cash equivalents and restricted cash at end of period	$3,264	$3,140

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,190	$3,058
Restricted cash included in Other current assets	1	18
Restricted cash included in Other non-current assets	73	64
Total cash, cash equivalents and restricted cash	$3,264	$3,140

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	799	$1,279	(6)	$(239)	$17,369	$29	$916	$179	$19,533
Net income (loss)	—	—	—	—	—	—	351	12	363
Other comprehensive income (loss)	—	—	—	—	—	(6)	—	—	(6)
Dividends declared (1)	—	—	—	—	—	—	(319)	—	(319)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(22)	—	—	—	—	(22)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2023	800	$1,281	(7)	$(261)	$17,386	$23	$948	$182	$19,559
Net income (loss)	—	—	—	—	—	—	155	—	155
Other comprehensive income (loss)	—	—	—	—	—	(10)	—	—	(10)
Dividends declared (1)	—	—	—	—	—	—	(318)	—	(318)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Stock-based awards and related share issuances	—	—	—	—	21	—	—	—	21
Balance at June 30, 2023	800	$1,281	(7)	$(261)	$17,407	$13	$785	$190	$19,415
Net income (loss)	—	—	—	—	—	—	158	5	163
Other comprehensive income (loss)	—	—	—	—	—	(5)	—	—	(5)
Dividends declared (1)	—	—	—	—	—	—	(320)	—	(320)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	32	32
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)
Stock-based awards and related share issuances	1	—	—	—	18	—	—	—	18
Balance at September 30, 2023	801	$1,281	(7)	$(263)	$17,425	$8	$623	$186	$19,260
____________________________
(1)Cash dividends paid per common share were $0.40 and $1.20 for the three and nine months ended September 30, 2023, respectively.
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
____________________________
(1)Cash dividends paid per common share were $0.55 and $1.65 for the three and nine months ended September 30, 2022.
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
Newcrest transaction
On May 14, 2023 (May 15, 2023 Australian Eastern Daylight Time), the Company and Newmont Overseas Holding Pty Ltd, an Australian proprietary company listed by shares and an indirect wholly owned subsidiary of Newmont ("Newmont Sub"), entered into a binding Scheme Implementation Deed (as amended from time to time, the “Transaction Agreement”) with Newcrest Mining Limited ("Newcrest") to acquire all of the issued and outstanding ordinary shares of Newcrest in a stock transaction, by way of an Australian court-approved Scheme of Arrangement (the “Scheme”, and such acquisition, the “Newcrest Transaction”). Under the terms of the Transaction Agreement, Newcrest shareholders will receive 0.400 of a share of Newmont’s common stock (or 0.400 CHESS Depositary Interests or 0.400 PETS depositary interests, in each case, each one representing a unit of beneficial ownership in Newmont common stock) for each Newcrest common share and a special dividend of $1.10 per share, to be paid by Newcrest prior to the implementation of the Newcrest Transaction.
On October 11, 2023 and October 12, 2023 (October 13, 2023 Australian Eastern Daylight Time), the Newmont and Newcrest shareholders approved the Newcrest Transaction, respectively, which was then subsequently approved by the Australian court on October 16, 2023 (October 17, 2023 Australian Eastern Daylight Time). As previously announced, the transaction has received all of the government and regulatory approvals necessary for the transaction to proceed and is expected to be implemented in November 2023.
Noncontrolling interests
Net loss (income) attributable to noncontrolling interest is comprised of income, primarily related to Suriname Gold project C.V. (“Merian”), of $5 and $7 for the three months ended September 30, 2023 and 2022, respectively, and $17 and $41 for the nine months ended September 30, 2023 and 2022, respectively. Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
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
The Company will continue to monitor and evaluate the potential impacts of the current and ongoing geopolitical and macroeconomic pressures. Depending on the duration and extent of ongoing global developments, these factors could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill.
Refer to Note 18 below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
In June 2023, the Company announced the deferral of the full-funds investment decision for the Yanacocha Sulfides project in Peru for at least two years to the second half of 2026. The delay of the Yanacocha Sulfides project is intended to focus funds on current operations and other capital commitments while management assesses execution and project options, up to and including transitioning Yanacocha operations into full closure. To the extent that assessment determines that the project is no longer sufficiently profitable or economically feasible under the Company’s internal requirements, it would result in negative modifications to the Company's proven and probable reserves. Additionally, should the Company ultimately decide to forgo the development of Yanacocha Sulfides, the current carrying value of the assets under construction and other long-lived assets of the Yanacocha operations could become impaired and the timing of certain closure activities would be accelerated. As of September 30, 2023, the Yanacocha operations have total long-lived assets of approximately $1,163, inclusive of approximately $822 of assets under construction related to Yanacocha Sulfides. Refer also to the Company's risk factors under the titles "Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated” and "Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations” included in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, for further information.
Additionally, the Company continues to hold the Conga project in Peru, which we do not currently anticipate developing in the next ten years as we continue to assess Yanacocha Sulfides; accordingly, the Conga project remains in care and maintenance. Should we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may consider other alternatives for the project, which may result in a future impairment charge for the remaining assets. The total assets at Conga were $896 at September 30, 2023.
On June 7, 2023, the National Union of Mine and Metal Workers of the Mexican Republic (the "Union") notified the Company of a strike action. In response to the strike notice, the Company suspended operations at Peñasquito. Operations remained suspended throughout the third quarter of 2023. On October 13, 2023, the Company reached a definitive agreement with the Union that also received approval from the Mexican Labor Court. Per the agreement, the Company will pay Peñasquito workers a fixed amount equivalent to approximately 60% of wages for the duration of the strike, and an additional bonus of two months’ wages to be paid out in the second quarter of 2024 if, as a consequence of the strike, the Peñasquito mine reports no profit in 2023. Additionally, as a part of a separate annual negotiation under the Collective Bargaining Agreement, the Company agreed to an annual salary increase of 8% effective as of August 1, 2023, which is in line with the Mexican mining industry wage increases for 2023. Operations at Peñasquito will resume in the fourth quarter of 2023.
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
Recently Adopted Accounting Pronouncements and Federal Laws
Inflation Reduction Act
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA introduced an excise tax on stock repurchases of 1% of the fair market value of stock repurchases net of stock issued during the tax year and a corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a three-year period. The excise tax on stock repurchases is effective on net stock repurchases made after December 31, 2022 and the Corporate AMT is effective for tax periods beginning in fiscal year 2023. While waiting on pending Department of Treasury regulatory guidance, the Company is continuing to monitor developments. Based upon information known to date, the IRA had no material impact on the Company's current consolidated financial statements and is not expected to have a material impact on future consolidated financial statements, disclosures, or cash flows.
Effects of Reference Rate Reform
In March 2020, ASU No. 2020-04 was issued which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. In December 2022, ASU No. 2022-06 was issued which deferred the sunset date of ASU No. 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company has completed its review of key contracts and does not expect the guidance to have a material impact to the consolidated financial statements or disclosures. The Company will continue to review new contracts to identify references to the LIBOR and implement adequate fallback provisions if not already implemented to mitigate the risks or impacts from the transition.
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
The financial information relating to the Company’s segments is as follows:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended September 30, 2023
CC&V	$87	$57	$6	$4	$17	$21
Musselwhite	92	50	21	2	19	29
Porcupine	118	73	29	5	8	37
Éléonore	91	63	22	3	3	29
Peñasquito: (2)(3)
Gold	(2)	16	12
Silver	5	23	19
Lead	—	7	6
Zinc	(2)	18	16
Total Peñasquito	1	64	53	3	(128)	9
Merian	160	104	23	9	24	26
Cerro Negro	124	79	34	3	(1)	44
Yanacocha	162	90	27	—	15	81
Boddington:
Gold	350	157	28
Copper	90	50	8
Total Boddington	440	207	36	1	198	54
Tanami	238	81	30	7	157	98
Ahafo	265	133	47	12	82	73
Akyem	135	72	31	6	24	9
NGM	580	298	112	8	151	132
Corporate and Other	—	—	9	68	(337)	10
Consolidated	$2,493	$1,371	$480	$131	$232	$652
____________________________
(1)Includes an increase in accrued capital expenditures of $48. Consolidated capital expenditures on a cash basis were $604.
(2)On June 7, 2023, the Company suspended its operations at Peñasquito due to the Union strike. During the strike, Peñasquito continued to incur costs and reported $78 and $53 in Cost applicable to sales and Depreciation and amortization, respectively, related to continued costs. Additionally, Cost applicable to sales includes adjustments to the profit-sharing agreement accrual for the current period. On October 13, 2023, the Company reached an agreement with the Union and operations at Peñasquito are expected to resume in the fourth quarter of 2023. Refer to Note 2 for further information.
(3)Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended September 30, 2022
CC&V	$81	$64	$19	$3	$(9)	$12
Musselwhite	74	47	19	2	7	15
Porcupine	127	72	26	4	31	36
Éléonore	94	64	28	—	7	19
Peñasquito:
Gold	228	109	38
Silver	105	85	29
Lead	26	15	5
Zinc	105	64	19
Total Peñasquito	464	273	91	5	89	44
Merian	145	89	19	8	31	13
Cerro Negro	114	71	32	8	(8)	36
Yanacocha	90	74	21	5	(39)	112
Boddington:
Gold	283	148	28
Copper	48	36	7
Total Boddington	331	184	35	1	121	23
Tanami	220	81	26	8	122	78
Ahafo	263	155	43	7	59	52
Akyem	174	77	32	4	58	7
NGM	457	294	109	9	49	75
Corporate and Other	—	—	8	85	(222)	13
Consolidated	$2,634	$1,545	$508	$149	$296	$535
____________________________
(1)Includes an increase in accrued capital expenditures of $6. Consolidated capital expenditures on a cash basis were $529.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Nine Months Ended September 30, 2023
CC&V	$260	$157	$19	$10	$65	$44
Musselwhite	255	163	58	7	23	74
Porcupine	366	220	85	15	35	95
Éléonore (2)	320	212	73	6	27	74
Peñasquito: (3)
Gold	203	123	47
Silver	246	200	78
Lead	64	62	25
Zinc	180	194	70
Total Peñasquito	693	579	220	9	(163)	81
Merian	423	269	56	17	80	61
Cerro Negro	340	232	99	6	(25)	118
Yanacocha	394	225	65	9	6	209
Boddington:
Gold	1,125	483	83
Copper	282	151	26
Total Boddington	1,407	634	109	4	657	128
Tanami	605	244	80	20	297	287
Ahafo	777	384	128	28	244	240
Akyem	381	189	86	14	85	31
NGM	1,634	888	323	25	376	339
Corporate and Other	—	—	26	154	(636)	37
Consolidated	$7,855	$4,396	$1,427	$324	$1,071	$1,818
____________________________
(1)Includes an increase in prepaid capital expenditures and accrued capital expenditures of $72. Consolidated capital expenditures on a cash basis were $1,746.
(2)In June 2023, the Company evacuated Éléonore and temporarily shut down the operation in response to the wildfires in Canada. During the temporary shutdown, the Company continued to incur costs and reported $6 and $2 in Cost applicable to sales and Depreciation and amortization, respectively. Operations were fully resumed during the third quarter of 2023.
(3)On June 7, 2023, the Company suspended its operations at Peñasquito due to the Union strike. During the strike, Peñasquito continued to incur costs and reported $101 and $68 in Cost applicable to sales and Depreciation and amortization, respectively, related to continued costs. Additionally, Cost applicable to sales includes adjustments to the profit-sharing agreement accrual for the current period. On October 13, 2023, the Company reached an agreement with the Union and operations at Peñasquito are expected to resume in the fourth quarter of 2023. Refer to Note 2 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Nine Months Ended September 30, 2022
CC&V	$234	$165	$51	$7	$(6)	$30
Musselwhite	207	143	55	5	4	33
Porcupine	366	209	73	11	76	112
Éléonore	275	197	84	1	(7)	42
Peñasquito: (2)
Gold	710	323	111
Silver	401	337	115
Lead	98	66	23
Zinc	407	244	76
Total Peñasquito	1,616	970	325	16	286	132
Merian	518	270	61	17	170	37
Cerro Negro	381	205	113	15	15	96
Yanacocha	345	214	67	11	(26)	258
Boddington:
Gold	1,093	491	89
Copper	223	131	24
Total Boddington	1,316	622	113	4	599	58
Tanami	655	230	74	21	353	256
Ahafo	718	390	116	18	201	189
Akyem	546	220	95	12	214	27
NGM	1,538	853	361	24	293	213
Corporate and Other	—	—	26	176	(840)	35
Consolidated	$8,715	$4,688	$1,614	$338	$1,332	$1,518
____________________________
(1)Includes an increase in accrued capital expenditures of $33; consolidated capital expenditures on a cash basis were $1,485.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended September 30, 2023
CC&V	$87	$—	$87
Musselwhite	92	—	92
Porcupine	118	—	118
Éléonore	91	—	91
Peñasquito: (1)
Gold	—	(2)	(2)
Silver (2)	—	5	5
Lead	—	—	—
Zinc	—	(2)	(2)
Total Peñasquito	—	1	1
Merian	160	—	160
Cerro Negro	124	—	124
Yanacocha	162	—	162
Boddington:
Gold	86	264	350
Copper	—	90	90
Total Boddington	86	354	440
Tanami	238	—	238
Ahafo	265	—	265
Akyem	135	—	135
NGM (3)	559	21	580
Consolidated	$2,117	$376	$2,493
____________________________
(1)Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement.
(2)No amortization of the silver streaming agreement liability was recognized in the third quarter of 2023 within sales from concentrate and other production due to the suspended operations at Peñasquito.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $556 for the three months ended September 30, 2023.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended September 30, 2022
CC&V	$81	$—	$81
Musselwhite	74	—	74
Porcupine	127	—	127
Éléonore	94	—	94
Peñasquito:
Gold	23	205	228
Silver (1)	—	105	105
Lead	—	26	26
Zinc	—	105	105
Total Peñasquito	23	441	464
Merian	145	—	145
Cerro Negro	114	—	114
Yanacocha	90	—	90
Boddington:
Gold	78	205	283
Copper	—	48	48
Total Boddington	78	253	331
Tanami	220	—	220
Ahafo	263	—	263
Akyem	174	—	174
NGM (2)	439	18	457
Consolidated	$1,922	$712	$2,634
____________________________
(1)Silver sales from concentrate includes $17 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $434 for the three months ended September 30, 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Nine Months Ended September 30, 2023
CC&V	$260	$—	$260
Musselwhite	255	—	255
Porcupine	366	—	366
Éléonore	320	—	320
Peñasquito:
Gold	34	169	203
Silver (1)	—	246	246
Lead	—	64	64
Zinc	—	180	180
Total Peñasquito	34	659	693
Merian	423	—	423
Cerro Negro	340	—	340
Yanacocha	386	8	394
Boddington:
Gold	279	846	1,125
Copper	—	282	282
Total Boddington	279	1,128	1,407
Tanami	605	—	605
Ahafo	777	—	777
Akyem	381	—	381
NGM (2)	1,571	63	1,634
Consolidated	$5,997	$1,858	$7,855
____________________________
(1)Silver sales from concentrate includes $31 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,568 for the nine months ended September 30, 2023.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Nine Months Ended September 30, 2022
CC&V	$229	$5	$234
Musselwhite	207	—	207
Porcupine	366	—	366
Éléonore	275	—	275
Peñasquito:
Gold	79	631	710
Silver (1)	—	401	401
Lead	—	98	98
Zinc	—	407	407
Total Peñasquito	79	1,537	1,616
Merian	518	—	518
Cerro Negro	381	—	381
Yanacocha	346	(1)	345
Boddington:
Gold	276	817	1,093
Copper	—	223	223
Total Boddington	276	1,040	1,316
Tanami	655	—	655
Ahafo	718	—	718
Akyem	546	—	546
NGM (2)	1,489	49	1,538
Consolidated	$6,085	$2,630	$8,715
____________________________
(1)Silver sales from concentrate includes $56 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,485 for the nine months ended September 30, 2022.
Trade Receivables and Provisional Sales
At September 30, 2023 and December 31, 2022, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. There was no impact to Sales from changes in pricing on provisional sales for the three and nine months ended September 30, 2023. The impact to Sales from changes in pricing on provisional sales was a decrease of $39 and $86 for the three and nine months ended September 30, 2022, respectively.
At September 30, 2023, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Gold	Copper	Silver	Lead	Zinc
	(ounces, in thousands)	(pounds, in millions)	(ounces, in thousands)	(pounds, in millions)	(pounds, in millions)
Provisionally priced sales subject to final pricing (1)	76	34	48	—	10
Average provisional price, per measure	$1,851	$3.75	$22.22	$—	$1.20
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reclamation adjustments and other	$53	$7	$61	$9
Reclamation accretion	60	43	179	129
Reclamation expense	113	50	240	138

Remediation adjustments and other	51	1	52	20
Remediation accretion	2	2	6	5
Remediation expense	53	3	58	25
Reclamation and remediation	$166	$53	$298	$163
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation (1)		Remediation (2)
	2023	2022	2023	2022
Balance at January 1,	$6,731	$5,768	$373	$344
Additions, changes in estimates and other	75	9	45	13
Payments, net	(163)	(128)	(28)	(42)
Accretion expense	179	129	6	5
Balance at September 30,	$6,822	$5,778	$396	$320
____________________________
(1)The $75 addition for the nine months ended September 30, 2023 was primarily due to increased labor and post-closure maintenance costs, and higher estimated costs arising from recent tailings management review and monitoring requirements set forth by GISTM at non-operating portions of the Porcupine site operation, and higher estimated closure costs at NGM due to GISTM compliance at Phoenix.
(2)The $45 addition for the nine months ended September 30, 2023 was primarily due to higher water management costs and project execution delays at Midnite Mine. The $13 addition for the nine months ended September 30, 2022 was due to expected higher waste disposal costs at Midnite Mine.

	At September 30, 2023			At December 31, 2022
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$460	$44	$504	$482	$44	$526
Non-current (2)	6,362	352	6,714	6,249	329	6,578
Total (3)	$6,822	$396	$7,218	$6,731	$373	$7,104
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $3,685 and $3,722 related to Yanacocha at September 30, 2023 and December 31, 2022, respectively.
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
Included in Other non-current assets at September 30, 2023 and December 31, 2022 are $66 and $62, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at September 30, 2023 and December 31, 2022 primarily relate to Ahafo and Akyem.
Included in Other non-current assets at September 30, 2023 and December 31, 2022 are $29 and $35, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at September 30, 2023 and December 31, 2022 primarily relate to San Jose Reservoir at Yanacocha.
Refer to Note 18 for further discussion of reclamation and remediation matters.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6     OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Newcrest transaction-related costs (1)	$16	$—	$37	$—
Restructuring and severance	7	2	19	3
Impairment charges	2	1	10	3
Settlement costs	2	2	2	20
COVID-19 specific costs (2)	—	6	—	33
Other	10	—	18	9
Other expense, net	$37	$11	$86	$68
____________________________
(1)Represents costs incurred related to the Newcrest Transaction in 2023. Refer to Note 1 for further information.
(2)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
NOTE 7     OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$35	$27	$108	$43
Change in fair value of investments	(41)	5	(42)	(91)
Insurance proceeds (1)	37	—	37	8
Gain (loss) on asset and investment sales, net (2)	(2)	9	34	(26)
Foreign currency exchange, net	10	10	(12)	38
Pension settlement (3)	—	—	—	(130)
Other	3	5	(1)	30
Other income (loss), net	$42	$56	$124	$(128)
____________________________
(1)Primarily relates to insurance proceeds received by the Company in the third quarter of 2023 of $45 and $11 related to Tanami due to significant rainfall and flooding in early 2023 and a conveyor failure at Ahafo, respectively. Of these amounts, $31 and $6, respectively, were recognized in Other income (loss), net, and primarily relate to business interruption coverage. The remaining amounts were recognized within Costs applicable to sales.
(2)For the nine months ended September 30, 2023, primarily consists of the gain recognized on the exchange of the previously held Maverix Metals, Inc. ("Maverix") investment for the Triple Flag Precious Metals Corporation ("Triple Flag") investment in January 2023, partially offset by the loss on the sale of the Triple Flag investment in March 2023. Refer to Note 11 for further information. For the nine months ended September 30, 2022, primarily consists of the loss recognized on the sale of the La Zanja equity method investment partially offset by a gain on the sale of a royalty held at NGM. Refer to Note 1 for further information.
(3)Primarily relates to the non-cash pension settlement charges of $130 resulting from the Company executing an annuitization to transfer a portion of the pension plan obligations from the Company's U.S. qualified defined benefit pension plans to an insurance company using plan assets during the first quarter of 2022.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2023		2022		2023		2022
Income (loss) before income and mining tax and other items		$232		$296		$1,071		$1,332

U.S. federal statutory tax rate	21%	$49	21%	$61	21%	$225	21%	$279
Reconciling items:
Percentage depletion	(6)	(13)	(4)	(13)	(4)	(40)	(3)	(43)
Change in valuation allowance on deferred tax assets	30	69	6	19	12	126	5	68
Foreign rate differential	6	13	10	29	8	88	11	148
Effect of foreign earnings, net of credits	6	13	—	1	2	25	2	20
Mining and other taxes (net of associated federal benefit)	4	9	5	16	5	58	6	75
Tax impact of foreign exchange	(32)	(72)	(7)	(22)	(5)	(52)	(4)	(48)
Mexico Tax Settlement (2)	—	—	—	—	—	—	(9)	(125)
Other	2	5	2	5	3	19	(3)	(31)
Income and mining tax expense (benefit)	31%	$73	33%	$96	42%	$449	26%	$343
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

	Fair Value at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,190	$3,190	$—	$—
Restricted cash	74	74	—	—
Trade receivable from provisional sales, net	78	—	78	—
Marketable equity securities (Note 11)	213	207	6	—
Restricted marketable debt securities (Note 11)	21	20	1	—
Restricted other assets (Note 11)	8	8	—	—
Contingent consideration assets (Note 10)	195	—	—	195
	$3,779	$3,499	$85	$195
Liabilities:
Debt (2)	$4,981	$—	$4,981	$—
Contingent consideration liabilities (Note 10)	5	—	—	5
Derivative liabilities (Note 10)	13	—	13	—
	$4,999	$—	$4,994	$5

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
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,575 and $5,571 at September 30, 2023 and December 31, 2022, respectively. Refer to Note 14 for further information. The fair value measurement of debt was based on an independent third-party pricing source.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2023 and December 31, 2022:

Description	At September 30, 2023	Valuation Technique	Significant Input	Range, Point Estimate or Average
Contingent consideration assets	$195	Monte Carlo (1)	Discount rate (2)	8.76 - 29.59%
Contingent consideration liabilities	$5	Discounted cash flow	Discount rate (2)	5.56 - 7.08%

Description	At December 31, 2022	Valuation Technique	Significant Input	Range, Point Estimate or Average
Long-lived assets	$25	Market-based approach	Various (3)	Various (3)
Contingent consideration assets	$188	Monte Carlo (1)	Discount rate (2)	8.75 - 29.59%
Contingent consideration liabilities	$3	Discounted cash flow	Discount rate (2)	5.56 - 7.08%
____________________________
(1)A Monte Carlo valuation model is used for the fair value measurement of the Batu Hijau contingent consideration asset. All other contingent consideration assets are valued using a probability-weighted discounted cash flow where the significant input is the discount rate.
(2)The weighted average discount rate used to calculate the Company’s contingent consideration assets and liabilities is 11.87% and 6.47%, respectively, at September 30, 2023 and 11.86% and 6.07%, respectively, at December 31, 2022. Various other inputs including, but not limited to, metal prices and production profiles were considered in determining the fair value of the individual contingent consideration assets and liabilities.
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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Contingent Consideration Assets (1)	Total Assets	Contingent Consideration Liabilities (2)	Total Liabilities
Fair value at December 31, 2022	$188	$188	$3	$3
Revaluation	7	7	2	2
Fair value at September 30, 2023	$195	$195	$5	$5

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Contingent Consideration Assets (1)	Total Assets	Contingent consideration liabilities	Total liabilities
Fair value at December 31, 2021	$171	$171	$5	$5
Revaluation	(2)	(2)	—	—
Fair value at September 30, 2022	$169	$169	$5	$5
____________________________
(1)In 2023, the (loss) gain recognized on revaluation of contingent consideration assets of $(2) and $9 is included in Other income (loss), net and Net income (loss) from discontinued operations, respectively. In 2022, the (loss) gain recognized on revaluation contingent consideration assets of $(6) and $4 is included in Other income (loss), net and Net income (loss) from discontinued operations, respectively.
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
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At September 30, 2023	At December 31, 2022
Derivative assets:
Foreign currency cash flow hedges, current (1)	$—	$12
Foreign currency cash flow hedges, non-current (2)	—	8
	$—	$20

Derivative liabilities:
Foreign currency cash flow hedges, current (3)	$13	$—
	$13	$—
____________________________
(1)Included in Other current assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other current liabilities in the Company’s Condensed Consolidated Balance Sheets.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss (gain) on cash flow hedges:
Foreign currency cash flow hedges (1)	$6	$—	$8	$—
Interest rate contracts (2)	2	1	4	3
	$8	$1	$12	$3
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
The Company had the following contingent consideration assets and liabilities:

	At September 30, 2023	At December 31, 2022
Contingent consideration assets:
Batu Hijau and Elang (1)	$148	$139
Red Lake (2)	37	39
Cerro Blanco (2)	5	5
Triple Flag (previously Maverix) (2)(3)	4	4
Other (2)	1	1
	$195	$188

Contingent consideration liabilities: (4)
Norte Abierto	$3	$1
Galore Creek	2	2
	$5	$3
____________________________
(1)At September 30, 2023, $70 is included in Other current assets and $78 is included in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets. At December 31, 2022, $139 is included in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in Other non-current assets in the Company’s Condensed Consolidated Balance Sheets.
(3)In January 2023, Triple Flag acquired all of the issued and outstanding common shares of Maverix. Refer to Note 11 for further information.
(4)Included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11     INVESTMENTS

	At September 30, 2023	At December 31, 2022
Time deposits and other investments:
Time deposits and other (1)	$—	$846
Marketable equity securities	24	34
	$24	$880

Non-current investments:
Marketable equity securities	$189	$226

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,462	$1,435
NuevaUnión Project (50.0%)	958	956
Norte Abierto Project (50.0%)	524	518
Maverix Metals, Inc. (—% and 28.5%, respectively) (2)	—	143
	2,944	3,052
	$3,133	$3,278

Non-current restricted investments: (3)
Marketable debt securities	$21	$27
Other assets	8	8
	$29	$35
____________________________
(1)At December 31, 2022, Time deposits and other primarily includes time deposits with an original maturity of more than three months but less than one year of $829 and related accrued interest of $9. All time deposits with an original maturity of more than three months but less than one year matured as of September 30, 2023.
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
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which primarily consists of income from the Pueblo Viejo mine of $10 and $26 for the three months ended September 30, 2023 and 2022, respectively, and $46 and $84 for the nine months ended September 30, 2023 and 2022, respectively. Income from the Pueblo Viejo mine was lower in 2023 compared to 2022 primarily due to lower ore grades processed due to mine sequencing, as well as lower mill throughput and lower mill recovery associated with the commissioning of the mill expansion project.
Pueblo Viejo
As of September 30, 2023 and December 31, 2022, the Company had outstanding shareholder loans to Pueblo Viejo of $403 and $356, with accrued interest of $5 and $8, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of September 30, 2023.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $105 and $326 for the three and nine months ended September 30, 2023, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $146 and $413 for the three and nine months ended September 30, 2022, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of September 30, 2023 or December 31, 2022.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
In the second quarter of 2023, the Company exercised all of its warrants held in Triple Flag and sold all of the underlying shares, resulting in an immaterial gain.
NOTE 12     INVENTORIES

	At September 30, 2023	At December 31, 2022
Materials and supplies	$830	$750
In-process	146	123
Concentrate	79	47
Precious metals	72	59
Inventories	$1,127	$979
NOTE 13     STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2023			At December 31, 2022
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$574	$255	$829	$480	$294	$774
Non-current	1,338	402	1,740	1,391	325	1,716
Total	$1,912	$657	$2,569	$1,871	$619	$2,490
NOTE 14     DEBT
Scheduled minimum debt repayments are as follows:

At September 30, 2023
Year Ending December 31,
2023 (for the remainder of 2023)	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	5,624
Total face value of debt	5,624
Unamortized premiums, discounts, and issuance costs	(49)
Debt	$5,575
NOTE 15     OTHER LIABILITIES

	At September 30, 2023	At December 31, 2022
Other current liabilities:
Reclamation and remediation liabilities	$504	$526
Accrued capital expenditures	276	221
Accrued operating costs	266	370
Payables to NGM (1)	69	73
Other (2)	460	409
	$1,575	$1,599

Other non-current liabilities:
Income and mining taxes (3)	$224	$206
Other (4)	205	224
	$429	$430
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
(2)Primarily consists of accrued royalties, the current portion of the silver streaming agreement liability, and accrued interest on debt.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(3)Primarily consists of unrecognized tax benefits, including penalties and interest.
(4)Primarily consists of the non-current portion of the Norte Abierto deferred payments and operating lease liabilities.
NOTE 16     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Investment Securities, net	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Hedge Instruments	Total
Balance at December 31, 2022	$(1)	$126	$(27)	$(69)	$29
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(1)	1	1	(25)	(24)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	(6)	9	3
Other comprehensive income (loss)	(1)	1	(5)	(16)	(21)
Balance at September 30, 2023	$(2)	$127	$(32)	$(85)	$8
NOTE 17     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2023	2022
Decrease (increase) in operating assets:
Trade and other receivables	$291	$133
Inventories, stockpiles and ore on leach pads	(263)	(148)
Other assets	45	(176)
Increase (decrease) in operating liabilities:
Accounts payable	11	52
Reclamation and remediation liabilities	(191)	(170)
Accrued tax liabilities	(152)	(307)
Other accrued liabilities	(83)	(196)
Net change in operating assets and liabilities	$(342)	$(812)
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
Minera Yanacocha S.R.L. - 100% Newmont Owned
In 2015 and further modified in 2017 the Peruvian government agency responsible for certain environmental regulations, the Ministry of the Environment (“MINAM”), issued modifications to water quality standards for designated beneficial uses which modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. These Peruvian regulations allow time for companies to formulate a compliance plan and make any necessary changes to achieve compliance.
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the MINEM. The Company did not receive a response or comments to this submission until April 2021. During this interim period, Yanacocha separately submitted an Environmental Impact Assessment ("EIA") modification considering the ongoing operations and the projects to be developed and obtained authorization from MINEM for such projects. This authorization included a deadline for compliance with the modified water quality criteria by January 2024. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations in 2027. In June 2023, Yanacocha received approval of its updated compliance plan from MINEM and was granted an extension of time to June 2026 to achieve compliance. The Company has presented a legal recourse requesting the regulatory extension until 2027.
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
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”, a wholly-owned subsidiary of the Company) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the historic Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, but the January 2021 permit updates contained new water quality limits. The Settlement Agreement involves the installation of interim passive water treatment and ongoing monitoring over the next three years, and then more long-term water treatment installed with target compliance by November 2027. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and as such, a compliance extension request was submitted in July 2023 to allow additional time for proper assessment of treatment alternatives. The Company is also working with regulators on the Discharger Specific Variance to identify highest feasible alternative treatment in the context, based on limits such as area topography. Depending on the plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
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
The Dawn mill site is regulated by the Washington Department of Health (the "WDOH") and is in the process of being closed in accordance with the federal Uranium Mill Tailings Radiation Control Act, and associated Washington state regulations. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in the second quarter of 2018. The remaining closure activities consist primarily of finalizing an Alternative Concentration Limit application (the "ACL application") submitted in 2020 to the WDOH to address groundwater issues, and also evaporating the remaining balance of process water at the site. In the fourth quarter of 2022, the WDOH provided comments on the ACL application, which Newmont is evaluating and conducting studies to better understand and respond to the comments provided by the WDOH. These studies and the related comment process will extend beyond the current year and could result in future material increases to the remediation obligation.
The remediation liability for the Midnite mine site and Dawn mill site is approximately $212, assumed 100% by Newmont, at September 30, 2023.
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
On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1,200. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont, along with the other defendants, filed a motion to dismiss based on delay on November 29, 2022. On August 22, 2023, the Court granted the motion and dismissed the Ontario complaint for delay. NWG filed an appeal with the Court of Appeal for Ontario on September 21, 2023. Newmont intends to vigorously defend the appeal but cannot reasonably predict the outcome.
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
Deferred payments to Barrick of $98 and $120 as of September 30, 2023 and December 31, 2022, respectively, are to be satisfied through funding a portion of Barrick’s share of project expenditures at the Norte Abierto project. These deferred payments to Barrick are included in Other current liabilities and Other non-current liabilities.
Refer to Note 25 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 for information on the Company's contingent payments.

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
On June 7, 2023, the National Union of Mine and Metal Workers of the Mexican Republic (the "Union") notified the Company of a strike action. In response to the strike notice, the Company's operations at Peñasquito remained suspended throughout the third quarter of 2023. On October 13, 2023, the Company reached an agreement with the Union and operations at Peñasquito are expected to resume in the fourth quarter of 2023. Refer to Note 2 of the Condensed Consolidated Financial Statements for further information.
On May 14, 2023 (May 15, 2023 Australian Eastern Daylight Time), the Company and Newmont Overseas Holding Pty Ltd, an Australian proprietary company listed by shares and an indirect wholly owned subsidiary of Newmont ("Newmont Sub"), entered into a binding Scheme Implementation Deed (as amended from time to time, the “Transaction Agreement”) with Newcrest Mining Limited ("Newcrest") to acquire all of the issued and outstanding ordinary shares of Newcrest in a stock transaction, by way of an Australian court-approved Scheme of Arrangement (the “Scheme”, and such acquisition, the “Newcrest Transaction”). On October 11, 2023 and October 12, 2023 (October 13, 2023 Australian Eastern Daylight Time), the Newmont and Newcrest shareholders approved the Newcrest Transaction, respectively, which was then subsequently approved by the Australian court on October 16, 2023 (October 17, 2023 Australian Eastern Daylight Time). As previously announced, the transaction has received all of the government and regulatory approvals necessary for the transaction to proceed and is expected to be implemented in November 2023. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
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
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022
Net income (loss) from continuing operations attributable to Newmont stockholders	$157	$218	$(61)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.20	$0.28	$(0.08)

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
Net income (loss) from continuing operations attributable to Newmont stockholders	$649	$1,029	$(380)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.82	$1.30	$(0.48)
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended September 30, 2023, compared to the same period in 2022, is primarily due to a decrease in Sales at Peñasquito as a result of the work stoppage due to a labor strike that began in June 2023 ("Peñasquito labor strike"), resulting in no sales at Peñasquito in the third quarter of 2023. The decrease is also the result of higher Reclamation and Remediation, partially offset by higher average realized prices for gold and copper and lower Costs applicable to sales. See below for further information on the change in Costs applicable to sales.
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the nine months ended September 30, 2023, compared to the same period in 2022, is primarily due to a decrease in Sales resulting from lower sales volumes for all metals except copper, largely as a result of (i) the Peñasquito labor strike; (ii) lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit; and (iii) lower production at Tanami due to significant rainfall and flooding in the Northern Territory and surrounding areas in early 2023, which resulted in transportation route closures into the mine ("Tanami rainfall event"). As a result of the Tanami rainfall event, processing operations were paused for the majority of February 2023. During this time, mining operations continued, and ore was stockpiled and in late February, transportation routes were reopened, and processing operations were resumed. In the third quarter of 2023, the Company received insurance proceeds, primarily recognized in Other income, net, as a result of this event. Refer to Note 7 of the Condensed Consolidated Financial Statements for further information.
Additionally, the decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the nine months ended September 30, 2023, compared to the same period in 2022, is also the result of higher Reclamation and Remediation and higher income tax expense, partially offset by higher average realized prices for gold, silver and copper, lower Costs applicable to sales, lower Depreciation and amortization, a non-cash pension settlement charge recognized in 2022, and the net gain recognized on the sale of the Triple Flag Precious Metals Corporation ("Triple Flag") investment, acquired during the first quarter of 2023 in exchange for the previously held Maverix Metals Inc. ("Maverix") investment, compared to the loss on the sale of the La Zanja equity method investment in 2022. See below for further information on the change in Costs applicable to sales and Depreciation and amortization.

The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$2,400	$2,350	$50	2%
Copper	90	48	42	88
Silver	5	105	(100)	(95)
Lead	—	26	(26)	(100)
Zinc	(2)	105	(107)	(102)
	$2,493	$2,634	$(141)	(5)%

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$7,083	$7,586	$(503)	(7)%
Copper	282	223	59	26
Silver	246	401	(155)	(39)
Lead	64	98	(34)	(35)
Zinc	180	407	(227)	(56)
	$7,855	$8,715	$(860)	(10)%

	Three Months Ended September 30, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales: (1)
Gross before provisional pricing and streaming impact	$2,411	$93	$2	$—	$(3)
Provisional pricing mark-to-market	(5)	—	3	—	2
Silver streaming amortization	—	—	—	—	—
Gross after provisional pricing and streaming impact	2,406	93	5	—	(1)
Treatment and refining charges	(6)	(3)	—	—	(1)
Net	$2,400	$90	$5	$—	$(2)
Consolidated ounces (thousands)/pounds (millions) sold	1,250	25	55	—	(2)
Average realized price (per ounce/pound): (1)(2)
Gross before provisional pricing and streaming impact	$1,929	$3.83	N.M.	N.M.	N.M.
Provisional pricing mark-to-market	(4)	—	N.M.	N.M.	N.M.
Silver streaming amortization	—	—	N.M.	N.M.	N.M.
Gross after provisional pricing and streaming impact	1,925	3.83	N.M.	N.M.	N.M.
Treatment and refining charges	(5)	(0.15)	N.M.	N.M.	N.M.
Net	$1,920	$3.68	N.M.	N.M.	N.M.
____________________________
(1)Due to the Peñasquito labor strike, Peñasquito had no production during the third quarter of 2023. Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement. As such, the average realized price per ounce/pound metrics are not meaningful ("N.M.").
(2)Per ounce/pound measures may not recalculate due to rounding.

	Three Months Ended September 30, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,386	$60	$106	$27	$122
Provisional pricing mark-to-market	(24)	(9)	(6)	—	—
Silver streaming amortization	—	—	17	—	—
Gross after provisional pricing and streaming impact	2,362	51	117	27	122
Treatment and refining charges	(12)	(3)	(12)	(1)	(17)
Net	$2,350	$48	$105	$26	$105
Consolidated ounces (thousands)/pounds (millions) sold	1,391	17	6,805	30	85
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,716	$3.45	$15.55	$0.89	$1.44
Provisional pricing mark-to-market	(17)	(0.53)	(0.85)	—	—
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,699	2.92	17.15	0.89	1.44
Treatment and refining charges	(8)	(0.12)	(1.73)	(0.03)	(0.19)
Net	$1,691	$2.80	$15.42	$0.86	$1.25
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Nine Months Ended September 30, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$7,098	$293	$227	$69	$240
Provisional pricing mark-to-market	11	—	7	(2)	(16)
Silver streaming amortization	—	—	31	—	—
Gross after provisional pricing and streaming impact	7,109	293	265	67	224
Treatment and refining charges	(26)	(11)	(19)	(3)	(44)
Net	$7,083	$282	$246	$64	$180
Consolidated ounces (thousands)/pounds (millions) sold	3,669	76	12,178	72	187
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,934	$3.86	$18.65	$0.96	$1.28
Provisional pricing mark-to-market	3	—	0.54	(0.03)	(0.08)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,937	3.86	21.75	0.93	1.20
Treatment and refining charges	(7)	(0.15)	(1.57)	(0.03)	(0.23)
Net	$1,930	$3.71	$20.18	$0.90	$0.97
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Nine Months Ended September 30, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$7,642	$254	$402	$106	$478
Provisional pricing mark-to-market	(22)	(23)	(18)	(5)	(18)
Silver streaming amortization	—	—	56	—	—
Gross after provisional pricing and streaming impact	7,620	231	440	101	460
Treatment and refining charges	(34)	(8)	(39)	(3)	(53)
Net	$7,586	$223	$401	$98	$407
Consolidated ounces (thousands)/pounds (millions) sold	4,202	63	22,523	107	290
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,819	$4.03	$17.88	$1.00	$1.65
Provisional pricing mark-to-market	(5)	(0.37)	(0.78)	(0.05)	(0.06)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,814	3.66	19.55	0.95	1.59
Treatment and refining charges	(8)	(0.12)	(1.74)	(0.03)	(0.18)
Net	$1,806	$3.54	$17.81	$0.92	$1.41
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Three Months Ended September 30, 2023
	2023 vs. 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(238)	$20	$(116)	$(27)	$(125)
Increase (decrease) in average realized price	282	22	4	—	2
Decrease (increase) in treatment and refining charges	6	—	12	1	16
	$50	$42	$(100)	$(26)	$(107)

	Nine Months Ended September 30,
	2023 vs. 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(965)	$47	$(202)	$(33)	$(164)
Increase (decrease) in average realized price	454	15	27	(1)	(72)
Decrease (increase) in treatment and refining charges	8	(3)	20	—	9
	$(503)	$59	$(155)	$(34)	$(227)
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$1,273	$1,345	$(72)	(5)%
Copper	50	36	14	39
Silver	23	85	(62)	(73)
Lead	7	15	(8)	(53)
Zinc	18	64	(46)	(72)
	$1,371	$1,545	$(174)	(11)%

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$3,789	$3,910	$(121)	(3)%
Copper	151	131	20	15
Silver	200	337	(137)	(41)
Lead	62	66	(4)	(6)
Zinc	194	244	(50)	(20)
	$4,396	$4,688	$(292)	(6)%
The decrease in Costs applicable to sales during the three and nine months ended September 30, 2023, compared to the same periods in 2022, is primarily due to the Peñasquito labor strike, which contributed to a decrease in Costs applicable to sales of $209 and $391, respectively, at Peñasquito.
The decrease in Costs applicable to sales during the three months ended September 30, 2023, compared to the same period in 2022, was further impacted by a decrease in production at Ahafo as a result of a build-up of inventory in the current year compared to a drawdown in the prior year. These decreases were partially offset by an increase in Costs applicable to sales during the three months ended September 30, 2023, compared to the same period in 2022, at Boddington primarily due to higher contracted services costs and higher mill maintenance costs, at Yanacocha as a result of higher contracted service costs, and at Merian primarily due to a drawdown of inventory in the current year compared to a build-up in the prior year.
The decrease in Costs applicable to sales during the nine months ended September 30, 2023, compared to the same period in 2022, was further impacted by (i) the profit-sharing agreement entered into by the Company during the second quarter of 2022 (the "Peñasquito Profit-Sharing Agreement"), which resulted in charges incurred in 2022 relating to 2021 site performance; and (ii) lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit, which resulted in lower royalties and lower energy and equipment maintenance costs. The decrease in Costs applicable to sales during the nine months ended September 30, 2023, compared to the same period in 2022, was offset by (i) higher maintenance costs at NGM, Musselwhite, Éléonore and Tanami; (ii) higher energy costs due to inflation at NGM; and (iii) higher materials, labor, and contracted service costs at Cerro Negro, Musselwhite, and Éléonore resulting from higher cost inputs.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$422	$440	$(18)	(4)%
Copper	8	7	1	14
Silver	19	29	(10)	(34)
Lead	6	5	1	20
Zinc	16	19	(3)	(16)
Other	9	8	1	13
	$480	$508	$(28)	(6)%

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
Gold	$1,202	$1,350	$(148)	(11)%
Copper	26	24	2	8
Silver	78	115	(37)	(32)
Lead	25	23	2	9
Zinc	70	76	(6)	(8)
Other	26	26	—	—
	$1,427	$1,614	$(187)	(12)%
The decrease to Depreciation and amortization during the three and nine months ended September 30, 2023, compared to the same periods in 2022, is primarily due to (i) lower sales and production volume at Peñasquito as a result of the Peñasquito labor strike and (ii) a decrease in the depreciable asset base at CC&V resulting from the impairment charge recognized during the fourth quarter of 2022. Additionally, the decrease in Depreciation and amortization during the nine months ended September 30, 2023, compared to the same period in 2022, is due to lower depreciation at NGM due to lower leach pad production at Long Canyon as a result of the ramp down of mining and lower amortization rates at Carlin as a result of a longer mill life, partially offset by higher Depreciation and amortization at Ahafo and Porcupine due to asset additions.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, see Results of Consolidated Operations below.
For discussion regarding variations in operations, see Results of Operations below.
Advanced projects, research and development expense was $53 and $80 during the three months ended September 30, 2023 and 2022, respectively, and $132 and $169 during the nine months ended September 30, 2023 and 2022, respectively. The decrease during the three and nine months ended September 30, 2023, compared to the same periods in 2022 is primarily due to (i) higher commitment fee payments in 2022 on the strategic alliance with Caterpillar Inc. ("CAT") relating to the Company's climate change initiatives, (ii) lower project spend relating to certain Cerro Negro expansion projects and Galore Creek in Corporate and Other, and (iii) lower full potential spend at various sites.
Income and mining tax expense (benefit) was $73 and $96 during the three months ended September 30, 2023 and 2022, respectively, and $449 and $343 during the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 8 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	September 30, 2023					September 30, 2022
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$149	22%		$33		46	11%		$5
CC&V	17	12		2		(15)	7		(1)
Corporate & Other	(175)	28		(49)		(79)	43		(34)
Total US	(9)	156		(14)		(48)	63		(30)
Australia	337	35		117		207	36		75
Ghana	96	36		35		106	35		37
Suriname	7	14		1		28	25		7
Peru	8	38		3		(46)	—		—
Canada	(70)	23		(16)		(18)	28		(5)
Mexico	(123)	47		(58)		85	45		38
Argentina	(22)	—		—		(24)	100		(24)
Other Foreign	8	13		1		6	—		—
Rate adjustments	—	N/A		4	(2)	—	N/A		(2)	(2)
Consolidated	$232	31%	(3)	$73		$296	33%	(3)	$96
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

	Nine Months Ended
	September 30, 2023					September 30, 2022
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$372	17%		$65		$288	14%		$39
CC&V	63	16		10		(15)	7		(1)
Corporate & Other	(321)	25		(79)		(446)	19		(84)
Total US	114	(4)		(4)		(173)	27		(46)
Australia	904	35		319		878	35		303
Ghana	303	34		104		383	35		133
Suriname	31	23		7		132	27		35
Peru	(7)	(71)		5		(43)	(5)		2
Canada	(39)	15		(6)		(104)	9		(9)
Mexico	(164)	(16)		27		273	—		—	(2)
Argentina	(89)	—		—		(31)	168		(52)
Other Foreign	18	17		3		17	12		2
Rate adjustments	—	N/A		(6)	(3)	—	N/A		(25)	(3)
Consolidated	$1,071	42%	(4)	$449		$1,332	26%	(4)	$343
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
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	45	47	$1,253	$1,325	$126	$387	$1,819	$1,750
Musselwhite	48	44	1,045	1,113	441	451	1,715	1,533
Porcupine	64	74	1,189	970	473	364	1,644	1,199
Éléonore	50	57	1,338	1,171	478	517	2,107	1,570
Peñasquito (3)	—	182	N.M.	757	N.M.	260	N.M.	982
Merian	83	87	1,261	1,041	279	214	1,652	1,252
Cerro Negro	71	67	1,216	1,068	529	487	1,438	1,411
Yanacocha	87	53	1,057	1,415	314	395	1,187	1,676
Boddington	181	174	848	839	147	156	1,123	1,001
Tanami	123	122	655	637	243	207	890	925
Ahafo	133	155	969	1,011	338	278	1,208	1,161
Akyem	75	99	1,032	776	438	323	1,332	930
NGM	300	267	992	1,104	372	409	1,307	1,358
Total/Weighted-Average (4)	1,260	1,428	$1,019	$968	$344	$322	$1,426	$1,271
Merian (25%)	(21)	(22)
Attributable to Newmont	1,239	1,406

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (3)	—	254	N.M.	$699	N.M.	$227	N.M.	$982
Boddington (5)	58	45	$816	776	$144	153	$1,108	873
Total/Weighted-Average (4)	58	299	$1,636	$712	$835	$215	$2,422	$999

Attributable gold from equity method investments (6)	(ounces in thousands)
Pueblo Viejo (40%)	52	81
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)For the three months ended September 30, 2023, Peñasquito had no production due to the Peñasquito labor strike. As such, the per ounce metrics are not meaningful ("N.M.") for the current quarter. For the three months ended September 30, 2022, Peñasquito produced 182 thousand ounces of gold, 7,460 thousand ounces of silver, 33 million pounds of lead and 89 million pounds of zinc.
(4)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(5)For the three months ended September 30, 2023 and 2022, Boddington produced 23 million and 16 million pounds of copper, respectively.
(6)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Nine Months Ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
CC&V	134	125	$1,165	$1,265	$142	$391	$1,603	$1,661
Musselwhite	130	115	1,230	1,257	439	479	1,869	1,619
Porcupine	190	201	1,160	1,038	447	364	1,545	1,271
Éléonore	164	148	1,280	1,305	441	559	1,855	1,675
Peñasquito (3)	123	440	1,196	791	458	272	1,569	1,002
Merian	219	284	1,231	947	258	212	1,580	1,131
Cerro Negro	186	209	1,317	986	564	542	1,556	1,248
Yanacocha	208	186	1,102	1,130	318	355	1,290	1,362
Boddington	589	589	821	798	141	144	1,039	921
Tanami	312	355	783	641	257	206	1,066	930
Ahafo	398	397	957	984	319	292	1,269	1,167
Akyem	195	298	958	737	433	318	1,260	900
NGM	848	845	1,049	1,010	381	427	1,364	1,232
Total/Weighted-Average (4)	3,696	4,192	$1,033	$931	$335	$327	$1,425	$1,209
Merian (25%)	(55)	(72)
Yanacocha (—% and —%, respectively) (5)	—	(14)
Attributable to Newmont	3,641	4,106

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Peñasquito (3)	413	819	$1,183	$815	$449	$270	$1,648	$1,092
Boddington (6)	189	160	797	768	140	143	1,033	879
Total/Weighted-Average (4)	602	979	$1,056	$807	$347	$247	$1,511	$1,098

Attributable gold from equity method investments (7)	(ounces in thousands)
Pueblo Viejo (40%)	163	220
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)For the nine months ended September 30, 2023, Peñasquito produced 13,786 thousand ounces of silver, 86 million pounds of lead and 180 million pounds of zinc. Production and cost metrics were impacted by operations being shut down for the entirety of the third quarter of 2023 due to the Peñasquito labor strike. For the nine months ended September 30, 2022, Peñasquito produced 23,273 thousand ounces of silver, 112 million pounds of lead and 297 million pounds of zinc.
(4)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(5)The Company acquired the remaining interest in Yanacocha in the second quarter of 2022, resulting in 100% ownership. The Company recognized amounts attributable to non-controlling interests for Yanacocha during the nine months ended September 30, 2022 for the period prior to acquiring 100% ownership. Refer to Note 1 of the Condensed Consolidated Financial Statement for further information.
(6)For the nine months ended September 30, 2023 and 2022, Boddington produced 75 million and 59 million pounds of copper, respectively.
(7)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Three Months Ended September 30, 2023 compared to 2022
CC&V, U.S. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce decreased 5% primarily due to no inventory write-downs in the current year compared to inventory write-downs in the prior year. Depreciation and amortization per gold ounce decreased 67% primarily due to a lower depreciable asset base as a result of the impairment charge recognized during the fourth quarter of 2022. All-in sustaining costs per gold ounce were generally in line with the prior year.
Musselwhite, Canada. Gold production increased 9% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 6% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce increased 12% primarily due to higher sustaining capital spend, partially offset by lower costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production decreased 14% primarily due to lower mill throughput and a build-up of in-circuit inventory in the current year compared to a drawdown in the prior year. Costs applicable to sales per gold ounce increased 23% primarily due to higher contracted services costs, higher mill maintenance costs and lower gold ounces sold. Depreciation and amortization per gold ounce increased 30% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 37% primarily due to higher costs applicable to sales per gold ounce, higher sustaining capital spend and higher reclamation costs.
Éléonore, Canada. Gold production decreased 12% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 14% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 8% primarily due to lower depreciation rates as a result of lower gold ounces mined. All-in sustaining costs per gold ounce increased 34% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce. In June 2023, the site was temporarily evacuated and operations shutdown due to wildfires in Canada. Operations fully resumed in mid July 2023.
Peñasquito, Mexico. Production and cost metrics were impacted by the operation being shut down for the entirety of the third quarter due to the Peñasquito labor strike.
Merian, Suriname. Gold production decreased 5% primarily due to lower ore grade milled and lower mill recovery, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 21% primarily due to a drawdown of inventory in the current year compared to a build-up in the prior year. Depreciation and amortization per gold ounce increased 30% primarily due to higher depreciation from a drawdown of inventory in the current year. All-in sustaining costs per gold ounce increased 32% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 6% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 14% primarily due to higher labor and contracted service costs resulting from cost inflation. Depreciation and amortization per gold ounce increased 9% primarily due to higher depreciation rates as a result of higher gold ounces mined. All-in sustaining costs per gold ounce were generally in line with the prior year. On September 30, 2023, the San Marcos deposit achieved commercial production, the first of six ore bodies in the Cerro Negro District Expansion 1 project. Production from San Marcos will largely replace the production from the Eureka mine, which will be depleted in late 2023 and will be processed in conjunction with ore from Mariana Central, Mariana Norte, and Emilia.
Yanacocha, Peru. Gold production increased 64% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce decreased 25% primarily due to higher gold ounces sold, no inventory write-downs in the current year compared to inventory write-downs in the prior year and lower energy and materials costs. Depreciation and amortization per gold ounce decreased 21% primarily due to higher gold ounces sold, partially offset by higher depreciation rates as a result of higher gold ounces mined. All-in sustaining costs per gold ounce decreased 29% primarily due to lower costs applicable to sales per gold ounce.
Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production increased 28% primarily due to higher other metals produced of 39%, as a result of higher ore grade milled, partially offset by a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces – other metals produced of 11%. Costs applicable to sales per gold ounce were generally in line with the prior year. Costs applicable to sales per gold equivalent ounce – other metals was generally in line with the prior year. Depreciation and amortization per gold ounce decreased 6% primarily due to higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 6% primarily due to higher gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 12% primarily due to higher sustaining capital spend, partially offset by higher gold ounces sold. All-in sustaining costs per gold equivalent ounce – other metals increased 27% primarily due to higher sustaining capital spend, partially offset by higher gold equivalent ounces – other metals sold.
Tanami, Australia. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 17% primarily due to asset additions and lower gold ounces sold. All-in sustaining costs per gold ounce were generally in line with the prior year. During the third quarter of 2023, we collected $45 in business interruption insurance proceeds related to the Tanami rainfall event.
Ahafo, Ghana. Gold production decreased 14% primarily due to lower mill throughput, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 22% primarily due to lower gold ounces sold and higher depreciation rates due to asset additions. All-in sustaining costs per gold ounce were generally in line with the prior year. In February 2023, there was a failure from one of the primary crusher conveyors that feed the mill stockpile. During the third quarter, the rebuilt conveyor was fully commissioned. We collected $11 in business interruption insurance proceeds during the third quarter as a result of the event and expect additional insurance proceeds to be received during the fourth quarter. Additionally, in June 2023, damage was discovered in the SAG mill girth gear that has required the plant to operate at less than full capacity. The Company is implementing a plan to replace the damaged gear which is estimated to be completed in the first half of 2024.
Akyem, Ghana. Gold production decreased 24% primarily due to lower mill throughput and lower ore grade milled as a result of re-sequencing the mine plan and temporarily suspending mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit. Costs applicable to sales per gold ounce increased 33% primarily due to lower gold ounces sold, partially offset by lower energy, contracted services and materials costs and no inventory write-downs in the current year compared to an inventory write-down in the prior year. Depreciation and amortization per gold ounce increased 36% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 43% primarily due to lower gold ounces sold.

NGM, U.S. Attributable gold production increased 12% primarily due to higher leach pad production and higher ore grade milled at Cortez, and higher ore grade milled at Turquoise Ridge. Costs applicable to sales per gold ounce decreased 10% primarily due to higher ounces sold at Cortez, Turquoise Ridge and Carlin. Depreciation and amortization per gold ounce decreased 9% primarily due to higher gold ounces sold at Cortez, Turquoise Ridge and Carlin. All-in sustaining costs per gold ounce were generally in line with the prior year.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 36% primarily due to lower ore grades processed due to mine sequencing, as well as lower mill throughput and lower mill recovery associated with the commissioning of the mill expansion. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Nine Months Ended September 30, 2023 compared to 2022
CC&V, U.S. Gold production increased 7% primarily due to higher leach pad production. Costs applicable to sales per gold ounce decreased 8% primarily due to no inventory write-downs in the current year compared to inventory write-downs in the prior year. Depreciation and amortization per gold ounce decreased 64% primarily due to a lower depreciable asset base as a result of the impairment charge recognized during the fourth quarter of 2022. All-in sustaining costs per gold ounce were generally in line with the prior year.
Musselwhite, Canada. Gold production increased 13% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 8% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 15% primarily due to higher sustaining capital spend, partially offset by higher gold ounces sold.
Porcupine, Canada. Gold production decreased 5% primarily due to lower mill throughput, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 12% primarily due to higher contracted services and materials costs as a result of unplanned mill maintenance. Depreciation and amortization per gold ounce increased 23% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 22% primarily due to higher costs applicable to sales per gold ounce, higher reclamation costs, and higher sustaining capital spend.
Éléonore, Canada. Gold production increased 11% primarily due to higher mill throughput and higher ore grade milled. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 21% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 11% primarily due to higher sustaining capital spend.
Peñasquito, Mexico. Gold production decreased 72% and gold equivalent ounces - other metals production decreased 50% due to the Peñasquito labor strike that began in June and continued through the third quarter. Costs applicable to sales per gold ounce increased 51% and costs applicable to sales per gold equivalent ounce – other metals increased 45% primarily due to lower gold ounces and gold equivalent ounces - other metals sold. During the strike, Peñasquito continued to incur fixed costs and recognized $101 in Costs applicable to sales. Depreciation and amortization per gold ounce increased 68% and depreciation and amortization per gold equivalent ounces – other metals increased 66% primarily due to lower gold ounces and gold equivalent ounces - other metals sold. During the strike, Peñasquito continued to incur $68 in Depreciation and amortization. All-in sustaining costs per gold ounce increased 57% and all-in sustaining costs per gold equivalent ounce – other metals increased 51% primarily due to impacts from the Peñasquito labor strike.
Merian, Suriname. Gold production decreased 23% primarily due to lower ore grade milled as a result of changes in mine sequencing and a build-up of in-circuit inventory as a result of unplanned mill maintenance downtime during the second quarter of 2023. Costs applicable to sales per gold ounce increased 30% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 22% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 40% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 11% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 34% primarily due to higher labor and contracted service costs resulting from cost inflation, higher materials costs as a result of higher production and lower gold ounces sold. Depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce increased 25% primarily due to higher costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production increased 12% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 10% primarily due to lower depreciation from a higher build-up of inventory in the current year and higher gold ounces sold, partially offset by higher depreciation rates as a result of higher gold ounces mined. All-in sustaining costs per gold ounce decreased 5% primarily due to lower sustaining capital spend and higher gold ounces sold.

Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production increased 18% primarily due to higher other metals produced of 28% as a result of higher ore grade milled, partially offset by a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces – other metals produced of 10%. Costs applicable to sales per gold ounce and costs applicable to sales per gold equivalent ounce – other metals sold were generally in line with the prior year. Depreciation and amortization per gold ounce and depreciation and amortization per gold equivalent ounce – other metals were generally in line with the prior year. All-in sustaining costs per gold ounce increased 13% primarily due to higher sustaining capital spend and lower gold ounces sold. All-in sustaining costs per gold equivalent ounce – other metals increased 18% primarily due to higher sustaining capital spend, partially offset by higher gold equivalent ounces – other metals sold.
Tanami, Australia. Gold production decreased 12% primarily due to the Tanami rainfall event. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold, higher underground maintenance costs and higher power costs as a result of higher natural gas prices, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 25% primarily due to lower gold ounces sold and asset additions. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce. During the third quarter of 2023, we collected $45 in business interruption insurance proceeds related to the Tanami rainfall event.
Ahafo, Ghana. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 9% primarily due to higher depreciation rates due to asset additions. All-in sustaining costs per gold ounce increased 9% primarily due to higher sustaining capital spend. In February 2023, there was a failure from one of the primary crusher conveyors that feed the mill stockpile. During the third quarter, the conveyor was rebuilt and fully commissioned. We collected $11 in business interruption insurance proceeds during the third quarter as a result of the event. We expect additional insurance proceeds to be received during the fourth quarter. Additionally, in June 2023, damage was discovered in the SAG mill girth gear that has required the plant to operate at less than full capacity. The Company is implementing a plan to replace the damaged gear which is estimated to be completed in the first half of 2024.
Akyem, Ghana. Gold production decreased 35% primarily due to lower grade milled and lower mill throughput as a result of re-sequencing the mine plan and temporarily suspending mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit. Costs applicable to sales per gold ounce increased 30% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 36% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 40% primarily due to higher costs applicable to sales per gold ounce.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 11% primarily due to higher gold ounces sold at Cortez and Turquoise Ridge. All-in sustaining costs per gold ounce increased 11% primarily due to higher sustaining capital spend at Carlin and Cortez.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 26% primarily due to lower ore grades processed due to mine sequencing, as well as lower mill throughput and lower mill recovery associated with the commissioning of the mill expansion. Refer to Note 11 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol, the Surinamese dollar, and the Ghanaian cedi. Approximately 46% and 48% of Costs applicable to sales were paid in currencies other than the USD during the three and nine months ended September 30, 2023, respectively, as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Australian dollar	19%	18%
Canadian dollar	14%	14%
Mexican peso	4%	8%
Argentine peso	5%	5%
Peruvian sol	2%	2%
Surinamese dollar	2%	1%
Ghanaian cedi	—%	—%

Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales by $82 and $79 per ounce during the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively, primarily in Argentina.
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
As of September 30, 2023, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At September 30, 2023, the Company had $3,190 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. Our Cash and cash equivalents are highly liquid and low-risk investments that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At September 30, 2023, $1,529 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At September 30, 2023, $1,173 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with the withholding taxes.
We believe our existing consolidated Cash and cash equivalents, time deposits, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At September 30, 2023, our borrowing capacity on our revolving credit facility was $3,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility.

Our financial position was as follows:

	At September 30, 2023	At December 31, 2022
Cash and cash equivalents	$3,190	$2,877
Time deposits (1)	—	829
Borrowing capacity on revolving credit facility	3,000	3,000
Total liquidity	$6,190	$6,706
Net debt (2)	$2,897	$2,426
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
Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $2,138 during the nine months ended September 30, 2023, a decrease in cash provided of $50 from the nine months ended September 30, 2022, primarily due to lower Sales as a result of the Peñasquito labor strike in 2023, partially offset by higher average realized prices for gold and copper.
Net cash provided by (used in) investing activities was $(753) during the nine months ended September 30, 2023, a decrease in cash used of $1,504 from the nine months ended September 30, 2022, primarily due to the maturity of all time deposits with an original maturity of more than three months but less than one year in 2023, the sale of the Triple Flag investment in 2023, and the payment to Buenaventura relating to the sale of the La Zanja equity method investment in 2022, partially offset by higher capital expenditures in 2023.
Net cash provided by (used in) financing activities was $(1,065) during the nine months ended September 30, 2023, a decrease in cash used of $812 from the nine months ended September 30, 2022, primarily due to lower dividend payments in 2023, the acquisition of noncontrolling interest in Yanacocha in 2022, and higher net repayments of debt in 2022.
Capital Resources
In October 2023, the Board declared a dividend of $0.40 per share, determined under the dividend framework. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
On October 11, 2023 and October 12, 2023 (October 13, 2023 Australian Eastern Daylight Time), the Newmont and Newcrest shareholders approved the Newcrest Transaction, respectively, which was then subsequently approved by the Australian court on October 16, 2023 (October 17, 2023 Australian Eastern Daylight Time). As previously announced, the transaction has received all of the government and regulatory approvals necessary for the transaction to proceed and is expected to be implemented in November 2023. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2 and Ahafo North, which are being funded from existing liquidity and will continue to be funded from future operating cash flows. Additionally, on September 30, 2023, the San Marcos deposit achieved commercial production, the first of six ore bodies in the Cerro Negro expansion projects.
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
For the nine months ended September 30, 2023 and 2022, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2023			2022
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
CC&V	$—	$44	$44	$—	$30	$30
Musselwhite	—	74	74	1	32	33
Porcupine	53	42	95	79	33	112
Éléonore	—	74	74	4	38	42
Peñasquito	—	81	81	9	123	132
Merian	—	61	61	—	37	37
Cerro Negro	82	36	118	56	40	96
Yanacocha	198	11	209	241	17	258
Boddington	—	128	128	4	54	58
Tanami	207	80	287	175	81	256
Ahafo	134	106	240	128	61	189
Akyem	3	28	31	4	23	27
NGM	109	230	339	53	160	213
Corporate and Other	1	36	37	12	23	35
Accrual basis	$787	$1,031	$1,818	$766	$752	$1,518
Decrease (increase) in non-cash adjustments			(72)			(33)
Cash basis			$1,746			$1,485
For the nine months ended September 30, 2023, development capital projects primarily included Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, and the TS Solar Plant and Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our Ahafo North project since approval were $333, of which $121 related to the nine months ended September 30, 2023. Development capital costs (excluding capitalized interest) on our Tanami Expansion 2 project since approval were $677, of which $178 related to the nine months ended September 30, 2023.
For the nine months ended September 30, 2022, development capital projects primarily included Pamour at Porcupine, Yanacocha Sulfides, Cerro Negro expansion projects, Tanami Expansion 2, Ahafo North, and Goldrush Complex at NGM.
Sustaining capital includes capital expenditures such as underground and surface mine development, tailings facility construction, mining equipment purchases, capitalized component purchases and water treatment plant construction.
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
Debt Covenants. There were no material changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for information regarding our debt covenants. At September 30, 2023, we were in compliance with all existing debt covenants and provisions related to potential defaults.

Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries (Newmont, as issuer, and Newmont USA, as guarantor, are collectively referred to here-within as the “Obligor Group”). These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $186 and $179 at September 30, 2023 and December 31, 2022, respectively. All noncontrolling interests relate to non-guarantor subsidiaries. For further information on our noncontrolling interests, refer to Note 1 of the Condensed Consolidated Financial Statements.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at September 30, 2023 and December 31, 2022.

	At September 30, 2023		At December 31, 2022
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$12,192	$7,819	$13,982	$5,815
Non-current intercompany assets	$527	$513	$520	$506
Current intercompany liabilities	$13,519	$3,486	$13,118	$1,907
Non-current external debt	$5,569	$—	$5,564	$—
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
At September 30, 2023, Newmont USA had approximately $5,569 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at September 30, 2023, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At September 30, 2023, (i) Newmont’s total consolidated indebtedness was approximately $6,087, none of which was secured (other than $512 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $4,952 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 14 of the Condensed Consolidated Financial Statements.

Contractual Obligations
As of September 30, 2023, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2022. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, for information regarding our contractual obligations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to Newmont stockholders	$158	$213	$664	$1,048
Net income (loss) attributable to noncontrolling interests	5	7	17	41
Net (income) loss from discontinued operations	(1)	5	(15)	(19)
Equity loss (income) of affiliates	(3)	(25)	(44)	(81)
Income and mining tax expense (benefit)	73	96	449	343
Depreciation and amortization	480	508	1,427	1,614
Interest expense, net of capitalized interest	48	55	162	174
EBITDA	$760	$859	$2,660	$3,120
Adjustments:
Reclamation and remediation charges (1)	$104	$—	$102	$13
Change in fair value of investments (2)	41	(5)	42	91
Newcrest transaction-related costs (3)	16	—	37	—
(Gain) loss on asset and investment sales, net (4)	2	(9)	(34)	26
Restructuring and severance (5)	7	2	19	3
Impairment charges (6)	2	1	10	3
Settlement costs (7)	2	2	2	20
Pension settlement (8)	—	—	—	130
COVID-19 specific costs (9)	—	—	—	1
Other (10)	(1)	—	(5)	(18)
Adjusted EBITDA	$933	$850	$2,833	$3,389
____________________________
(1)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For further information, refer to Note 5 of the Condensed Consolidated Financial Statements.
(2)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable equity securities.
(3)Newcrest transaction-related costs, included in Other expense, net, primarily represents costs incurred related to the Newcrest Transaction in 2023. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
(4)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, in 2023 is primarily comprised of the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 11 of the Condensed Consolidated Financial Statements for further information. Amounts related to 2022 are primarily comprised of the loss recognized on the sale of the La Zanja equity method investment, partially offset by a gain on the sale of a royalty at NGM in the third quarter of 2022. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
(5)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented.
(6)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(7)Settlement costs, included in Other expense, net, are primarily comprised of litigation expenses in 2023 and a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022.
(8)Pension settlement, included in Other income (loss), net, represents pension settlement charges in 2022 related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(9)COVID-19 specific costs, included in Other expense, net, primarily include amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic in 2022.
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

Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$158	$0.20	$0.20	$664	$0.84	$0.84
Net loss (income) attributable to Newmont stockholders from discontinued operations	(1)	—	—	(15)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	157	0.20	0.20	649	0.82	0.82
Reclamation and remediation charges (2)	104	0.14	0.14	102	0.13	0.13
Change in fair value of investments (3)	41	0.05	0.05	42	0.05	0.05
Newcrest transaction-related costs (4)	16	0.02	0.02	37	0.05	0.05
(Gain) loss on asset and investment sales, net (5)	2	—	—	(34)	(0.04)	(0.04)
Restructuring and severance (6)	7	0.01	0.01	19	0.03	0.03
Impairment charges (7)	2	—	—	10	0.01	0.01
Settlement costs (8)	2	—	—	2	—	—
Other (9)	(1)	—	—	(5)	—	—
Tax effect of adjustments (10)	(47)	(0.06)	(0.06)	(48)	(0.07)	(0.07)
Valuation allowance and other tax adjustments (11)	3	—	—	98	0.12	0.12
Adjusted net income (loss)	$286	$0.36	$0.36	$872	$1.10	$1.10

Weighted average common shares (millions): (12)		795	796		795	795
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 5 of the Condensed Consolidated Financial Statement for further information.
(3)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable equity securities.
(4)Newcrest transaction-related costs, included in Other expense, net, primarily represents costs incurred related to the Newcrest Transaction. Refer to Note 1 of the Condensed Consolidated Financial Statements for further information.
(5)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, primarily represents the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 11 of the Condensed Consolidated Financial Statements for further information.
(6)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company.
(7)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(8)Settlement costs, included in Other expense, net, are primarily comprised of litigation expenses.
(9)Other represents income received on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022. Amounts included in Other income (loss), net.
(10)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and nine months ended September 30, 2023 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $69 and $126, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(73) and $(52), net reductions to the reserve for uncertain tax positions of $4 and $18, other tax adjustments of $3 and $6. For further information on reductions to the reserve for uncertain tax positions, refer to Note 8 of the Condensed Consolidated Financial Statements.
(12)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$213	$0.27	$0.27	$1,048	$1.32	$1.32
Net loss (income) attributable to Newmont stockholders from discontinued operations	5	0.01	0.01	(19)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	218	0.28	0.28	1,029	1.30	1.30
Pension settlements (2)	—	—	—	130	0.16	0.16
Change in fair value of investments (3)	(5)	(0.01)	(0.01)	91	0.11	0.11
(Gain) loss on asset and investment sales, net (4)	(9)	(0.01)	(0.01)	26	0.03	0.03
Settlement costs (5)	2	—	—	20	0.03	0.03
Reclamation and remediation charges (6)	—	—	—	13	0.02	0.02
Restructuring and severance (7)	2	—	—	3	—	—
Impairment charges (8)	1	—	—	3	—	—
COVID-19 specific costs (9)	—	—	—	1	—	—
Other (10)	—	—	—	(18)	(0.03)	(0.03)
Tax effect of adjustments (11)	1	—	—	(61)	(0.07)	(0.07)
Valuation allowance and other tax adjustments (12)	2	0.01	0.01	(117)	(0.14)	(0.14)
Adjusted net income (loss)	$212	$0.27	$0.27	$1,120	$1.41	$1.41

Weighted average common shares (millions): (13)		794	795		793	795
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Pension settlement, included in Other income (loss), net, represents pension settlement charges related to the annuitization of certain defined benefit plans. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
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
(8)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
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

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$2,147	$2,210
Less: Net cash used in (provided by) operating activities of discontinued operations	(9)	(22)
Net cash provided by (used in) operating activities of continuing operations	2,138	2,188
Less: Additions to property, plant and mine development	(1,746)	(1,485)
Free Cash Flow	$392	$703

Net cash provided by (used in) investing activities (1)	$(753)	$(2,257)
Net cash provided by (used in) financing activities	$(1,065)	$(1,877)
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

	At September 30, 2023	At December 31, 2022
Debt	$5,575	$5,571
Lease and other financing obligations	512	561
Less: Cash and cash equivalents	(3,190)	(2,877)
Less: Time deposits (1)	—	(829)
Net debt	$2,897	$2,426
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs applicable to sales (1)(2)	$1,273	$1,345	$3,789	$3,910
Gold sold (thousand ounces)	1,250	1,391	3,669	4,202
Costs applicable to sales per ounce (3)	$1,019	$968	$1,033	$931
____________________________
(1)Includes by-product credits of $28 and $22 during the three months ended September 30, 2023 and 2022, respectively, and $86 and $75 during the nine months ended September 30, 2023 and 2022, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs applicable to sales (1)(2)	$98	$200	$607	$778
Gold equivalent ounces - other metals (thousand ounces) (3)	59	281	575	964
Costs applicable to sales per gold equivalent ounce (4)	$1,636	$712	$1,056	$807
____________________________
(1)Includes by-product credits of $1 and $2 during the three months ended September 30, 2023 and 2022, respectively, and $5 and $6 during the nine months ended September 30, 2023 and 2022, respectively.
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

Three Months Ended September 30, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$57	$3	$3	$—	$—	$—	$20	$83	46	$1,819
Musselwhite	50	1	2	—	—	—	28	81	47	1,715
Porcupine	73	5	3	—	—	—	19	100	61	1,644
Éléonore	63	2	3	—	1	—	29	98	46	2,107
Peñasquito (11)	16	2	—	—	—	—	5	23	(1)	N.M.
Merian	104	2	4	—	—	—	27	137	83	1,652
Cerro Negro	79	1	1	—	1	—	11	93	65	1,438
Yanacocha	90	6	—	—	—	—	4	100	85	1,187
Boddington	157	5	1	—	—	4	42	209	186	1,123
Tanami	81	1	—	—	—	—	28	110	123	890
Ahafo	133	5	—	—	1	—	27	166	137	1,208
Akyem	72	13	—	1	—	—	8	94	71	1,332
NGM	298	4	4	2	2	2	82	394	301	1,307
Corporate and Other (12)	—	—	23	62	3	—	6	94	—	—
Total Gold	$1,273	$50	$44	$65	$8	$6	$336	$1,782	1,250	$1,426

Gold equivalent ounces - other metals (13)
Peñasquito (11)	$48	$7	$1	$—	$1	$1	$11	$69	(2)	N.M.
Boddington	50	—	—	—	—	3	14	67	61	$1,108
Corporate and Other (12)	—	—	1	5	1	—	2	9	—	—
Total Gold Equivalent Ounces	$98	$7	$2	$5	$2	$4	$27	$145	59	$2,422

Consolidated	$1,371	$57	$46	$70	$10	$10	$363	$1,927
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $29 and excludes co-product revenues of $93.
(3)Includes stockpile, leach pad, and product inventory adjustments of $1 at Porcupine, $2 at Peñasquito, and $2 at NGM.
(4)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
(5)Reclamation costs include operating accretion and amortization of asset retirement costs of $25 and $32, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $37 and $104, respectively.
(6)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $2 at Porcupine $2 at Peñasquito, $5 at Merian, $2 at Cerro Negro, $7 at Tanami, $12 at Ahafo, $6 at Akyem, $4 at NGM, and $44 at Corporate and Other, totaling $85 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for Newcrest transaction-related costs of $16, restructuring and severance of $7, impairment charges of $2, settlement costs of $2.
(8)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for capital expenditures by segment.
(9)Includes finance lease payments and other costs for sustaining projects of $17.
(10)Per ounce measures may not recalculate due to rounding.
(11)For the three months ended September 30, 2023, Peñasquito had no production due to the Peñasquito labor strike. Sales activity recognized in the third quarter of 2023 at Peñasquito is related to adjustments on provisionally priced concentrate sales subject to final settlement. As such, the per ounce metrics are not meaningful ("N.M.") for the current quarter.
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

Three Months Ended September 30, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$64	$4	$3	$—	$1	$—	$12	$84	48	$1,750
Musselwhite	47	1	2	—	—	—	15	65	42	1,533
Porcupine	72	1	3	—	—	—	12	88	73	1,199
Éléonore	64	3	—	—	—	—	19	86	54	1,570
Peñasquito	109	3	1	1	—	8	20	142	144	982
Merian	89	1	4	—	1	—	13	108	86	1,252
Cerro Negro	71	2	—	—	2	—	18	93	66	1,411
Yanacocha	74	4	1	—	2	—	6	87	53	1,676
Boddington	148	3	1	—	1	4	19	176	177	1,001
Tanami	81	1	2	—	1	—	32	117	127	925
Ahafo	155	3	2	—	(1)	—	19	178	153	1,161
Akyem	77	8	1	—	—	—	7	93	100	930
NGM	294	3	4	2	—	—	59	362	267	1,358
Corporate and Other (11)	—	—	19	62	—	—	7	88	1	—
Total Gold	$1,345	$37	$43	$65	$7	$12	$258	$1,767	1,391	$1,271

Gold equivalent ounces - other metals (12)
Peñasquito	$164	$4	$2	$1	$(1)	$30	$30	$230	234	$982
Boddington	36	1	—	(1)	—	3	2	41	47	873
Corporate and Other (11)	—	—	1	8	—	—	1	10	—	—
Total Gold Equivalent Ounces	$200	$5	$3	$8	$(1)	$33	$33	$281	281	$999

Consolidated	$1,545	$42	$46	$73	$6	$45	$291	$2,048
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
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at Porcupine, $2 at Peñasquito, $4 at Yanacocha, $4 at Merian, $8 at Cerro Negro, $6 at Tanami, $5 at Ahafo, $3 at Akyem, $5 at NGM and $65 at Corporate and Other, totaling $103 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $2, restructuring and severance costs of $2, and impairment charges of $1.
(7)Includes sustaining capital expenditures of $276. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for sustaining capital expenditures by segment.
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

Nine Months Ended September 30, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$157	$8	$8	$—	$1	$—	$42	$216	135	$1,603
Musselwhite	163	4	7	—	—	—	73	247	132	1,869
Porcupine	220	17	10	—	—	—	45	292	189	1,545
Éléonore	212	7	6	—	1	—	81	307	165	1,855
Peñasquito	123	6	1	—	—	7	24	161	103	1,569
Merian	269	5	9	—	—	—	63	346	219	1,580
Cerro Negro	232	4	3	—	2	—	33	274	176	1,556
Yanacocha	225	17	6	—	4	—	11	263	204	1,290
Boddington	483	14	3	—	—	14	97	611	588	1,039
Tanami	244	2	1	—	—	—	86	333	312	1,066
Ahafo	384	14	1	—	2	—	108	509	401	1,269
Akyem	189	29	1	1	—	—	29	249	198	1,260
NGM	888	11	12	7	2	5	230	1,155	847	1,364
Corporate and Other (11)	—	—	55	181	4	—	24	264	—	—
Total Gold	$3,789	$138	$123	$189	$16	$26	$946	$5,227	3,669	$1,425

Gold equivalent ounces - other metals (12)
Peñasquito	$456	$21	$3	$1	$1	$66	$87	$635	385	$1,648
Boddington	151	2	1	—	—	11	31	196	190	1,033
Corporate and Other (11)	—	—	7	25	1	—	5	38	—	—
Total Gold Equivalent Ounces	$607	$23	$11	$26	$2	$77	$123	$869	575	$1,511

Consolidated	$4,396	$161	$134	$215	$18	$103	$1,069	$6,096
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $91 and excludes co-product revenues of $772.
(3)Includes stockpile, leach pad, and product inventory adjustments of $3 at Porcupine, $5 at Éléonore, $19 at Peñasquito, $2 at Cerro Negro, $4 at Yanacocha, $1 at Akyem, and $4 at NGM.
(4)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
(5)Reclamation costs include operating accretion and amortization of asset retirement costs of $74 and $87, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $111 and $113, respectively.
(6)Advanced projects, research and development and exploration excludes development expenditures of $2 at CC&V, $5 at Porcupine, $5 at Peñasquito, $8 at Merian, $3 at Cerro Negro, $3 at Yanacocha, $19 at Tanami, $27 at Ahafo, $13 at Akyem, $13 at NGM, and $92 at Corporate and Other, totaling $190 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for Newcrest transaction-related costs of $37, restructuring and severance of $19, impairment charges of $10, and settlement costs of $2.
(8)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for capital expenditures by segment.
(9)Includes finance lease payments and other costs for sustaining projects of $55.
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

Nine Months Ended September 30, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$165	$11	$6	$—	$4	$—	$30	$216	130	$1,661
Musselwhite	143	4	5	—	1	—	32	185	114	1,619
Porcupine	209	3	9	—	—	—	35	256	201	1,271
Éléonore	197	7	1	—	3	—	45	253	151	1,675
Peñasquito (11)	323	8	3	1	1	21	52	409	408	1,002
Merian	270	4	9	—	3	—	37	323	285	1,131
Cerro Negro	205	5	1	—	9	—	40	260	208	1,248
Yanacocha	214	14	3	—	9	—	17	257	190	1,362
Boddington	491	12	3	—	2	12	46	566	616	921
Tanami	230	2	6	—	6	—	89	333	358	930
Ahafo	390	7	3	—	—	—	63	463	396	1,167
Akyem	220	23	2	—	—	—	24	269	299	900
NGM	853	7	11	7	—	1	162	1,041	845	1,232
Corporate and Other (12)	—	—	60	172	—	—	18	250	1	—
Total Gold	$3,910	$107	$122	$180	$38	$34	$690	$5,081	4,202	$1,209

Gold equivalent ounces - other metals (13)
Peñasquito (11)	$647	$14	$8	$1	$3	$95	$98	$866	793	$1,092
Boddington	131	2	1	(1)	—	8	9	150	171	879
Corporate and Other (12)	—	—	9	30	—	—	3	42	—	—
Total Gold Equivalent Ounces	$778	$16	$18	$30	$3	$103	$110	$1,058	964	$1,098

Consolidated	$4,688	$123	$140	$210	$41	$137	$800	$6,139
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
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $2 at Porcupine, $5 at Peñasquito, $8 at Yanacocha, $8 at Merian, $14 at Cerro Negro, $15 at Tanami, $15 at Ahafo, $10 at Akyem, $13 at NGM and $107 at Corporate and Other, totaling $198 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of $20, impairment charges of $3, restructuring and severance costs of $3 and distributions from the Newmont Global Community Support Fund of $1.
(7)Includes sustaining capital expenditures of $752. See Liquidity and Capital Resources within Part I, Item 2, Management's Decision and Analysis for sustaining capital expenditures by segment.
(8)Excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $733. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for discussion of major development projects.
(9)Includes finance lease payments for sustaining projects of $48.
(10)Per ounce measures may not recalculate due to rounding.
(11)Costs applicable to sales includes $70 related to the Peñasquito Profit-Sharing Agreement regarding 2021 site performance. For further information, refer to Note 3 of the Condensed Consolidated Financial Statements.
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
Safe Harbor Statement
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)”, “estimate(s)”, “should”, “intend(s)” and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:
•expectations regarding the pending transaction to acquire the share capital of Newcrest, including timing and closing of the pending transaction, and satisfaction of customary closing conditions;
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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2023 included production cost and capitalized expenditure assumptions unique to each operation and short-term and long-term assumptions as follows:

	Short-Term	Long-Term
Gold price (per ounce)	$1,928	$1,600
Copper price (per pound)	$3.79	$3.75
Silver price (per ounce)	$23.57	$22.00
Lead price (per pound)	$0.98	$0.90
Zinc price (per pound)	$1.10	$1.25
AUD to USD exchange rate	$0.65	$0.70
CAD to USD exchange rate	$0.75	$0.78
MXN to USD exchange rate	$0.06	$0.05
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
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at September 30, 2023 in relation to the U.S. dollar at our foreign mining operations. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $60 increase to Costs applicable to sales per ounce at September 30, 2023.
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

By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. We have performed a sensitivity analysis as of September 30, 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covered all of our AUD and CAD-denominated fixed forward contracts. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at September 30, 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an approximate decrease in the fair value of the hedging derivative instruments of $47 at September 30, 2023.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of September 30, 2023.

	Gold	Copper	Silver	Lead	Zinc
	(ounces, in thousands)	(pounds, in millions)	(ounces, in thousands)	(pounds, in millions)	(pounds, in millions)
Provisionally priced sales subject to final pricing (1)	76	34	48	—	10
Average provisional price, per measure	$1,851	$3.75	$22.22	$—	$1.20
Effect of 10% price change in average price, in millions	$10	$9	$—	$—	$1
Market closing settlement price, per measure (2)	$1,871	$3.73	$23.08	$1.00	$1.20
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
(2)The closing settlement price as of September 30, 2023 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 18 of the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Business; Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 23, 2023, and Part II, Other Information; Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2023, as filed with the SEC on July 20, 2023, except as set forth below.
Risks Relating to the Newcrest Transaction
As disclosed in this Form 10-Q, including in Part I, Item 1 “Financial statements—Note 1 Basis of Presentation” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” on May 14, 2023, the Company entered into a Scheme Implementation Deed (as amended by a letter deed dated, September 4, 2023 the “Transaction Agreement”) to acquire all issued and outstanding ordinary shares of Newcrest in a stock transaction pursuant to a court-approved Scheme of Arrangement between Newcrest and its shareholders (the “Scheme”, and such acquisition, the “Newcrest Transaction”). There can be no assurance that the Newcrest Transaction will be completed as expected, in a timely manner or at all. The Newcrest Transaction could subject us to significant risks, including those described below.
The Transaction Agreement may be terminated in certain circumstances and we may be required to pay a reverse break fee.
Each of Newmont and Newcrest has the right to terminate the Transaction Agreement in certain circumstances. For instance, either party may terminate the Transaction Agreement if the Scheme has not become effective by 11:59 p.m. (Melbourne, Australia time) on February 15, 2024 (the “End Date”). Failure to implement the Newcrest Transaction could negatively impact the trading price of our common stock or otherwise adversely affect Newmont’s business.
In addition, if, during the Exclusivity Period, (i) Newcrest validly terminates the Transaction Agreement for a material breach of certain terms of the Transaction Agreement by us, (ii) a Newmont Competing Proposal is announced and, within 18 months of announcement, such Newmont Competing Proposal is completed or (iii) Newmont or Newmont Sub fails to pay or procure the payment of the Scheme Consideration in accordance with the Transaction Agreement, we will be required to pay a reverse break fee of approximately $375 million to Newcrest. If the Transaction Agreement is validly terminated by Newmont or Newcrest for a failure to obtain Newmont stockholder approval of the share issuance proposal, we will be required to pay a reverse break fee equal to the aggregate of all third-party costs and expenses actually incurred by the Newcrest Group during the period commencing on January 14, 2023 and ending on the date of the special meeting of Newmont stockholders at which the share issuance proposal is voted. If a reverse break fee is ultimately required to be paid by Newmont, the payment of such fee will have an adverse impact on our financial results.
We will incur significant transaction and transaction-related costs in connection with the Newcrest Transaction.
We and Newcrest have incurred and expect to incur additional significant costs associated with the Newcrest Transaction and combining the businesses of the two companies. Our fees and expenses related to the Newcrest Transaction include financial advisor fees, filing fees, taxes, legal and accounting fees, soliciting fees and regulatory fees. Some of these fees will be paid regardless of whether the Newcrest Transaction is implemented. The combined company will incur costs associated with combining the two companies. However, it is difficult to predict the amount of these costs before the integration process begins. The combined company may incur additional unanticipated costs as a consequence of difficulties arising from efforts to integrate the companies. Such costs may be significant and could have an adverse effect on our future results of operations, cash flows and financial condition.
The issuance of a significant number of shares of Newmont common stock in connection with the Newcrest Transaction and a resulting “market overhang” could adversely affect the market price of shares of our common stock after implementation of the Newcrest Transaction.
On implementation of the Newcrest Transaction, a significant number of additional shares of our common stock will be issued and available for trading in the public market. The increase in the number of shares of our common stock may lead to sales of such shares or the perception that such sales may occur (commonly referred to as “market overhang”), either of which may adversely affect the market for, and the market price of, shares of our common stock (and New Newmont CDIs and New Newmont PDIs).
In addition, if the Newcrest Transaction is not implemented, the market price of our common stock could decline to the extent that it reflects an assumption that the Newcrest Transaction will be implemented or is material to our business strategy.
We do not currently control Newcrest and its subsidiaries.

We will not control Newcrest and its subsidiaries until implementation of the Newcrest Transaction and the business and results of operations of the combined company may be adversely affected by events that are outside of the combined company’s control during the intervening period. The performance of Newcrest may be influenced by, among other factors, economic downturns, changes in commodity prices, political instability in the countries in which Newcrest operates, changes in applicable laws, expropriation, increased environmental regulation, volatility in the financial markets, unfavorable regulatory decisions, litigation, regulatory action, rising costs, civil and labor unrest, disagreements with joint venture partners, delays in ongoing exploration and development projects and other factors beyond the combined company’s control. See “— Risks Relating to Newcrest” below. As a result of any one or more of these factors, among others, the operations and financial performance of Newcrest may be negatively affected, which may adversely affect the future financial results of the combined company.
Newcrest and Newmont have in the past been, and may in the future be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the Newcrest Transaction.
Newcrest and Newmont may be the target of securities class actions and derivative lawsuits related to the Newcrest Transaction, which could result in substantial costs and may delay or prevent implementation of the Newcrest Transaction. Securities class action lawsuits and derivative lawsuits may be brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against Newmont or Newcrest seeking to restrain the Newcrest Transaction or seeking monetary compensation or other remedies. For example, in connection with the Transaction, two complaints were filed against Newmont and the individual members of Newmont’s board of directors generally alleging that the proxy statement that was filed in connection with the Transaction misrepresented and/or omitted certain allegedly material information concerning the Transaction. In exchange for Newmont filing supplemental disclosure to the proxy statement, the plaintiffs in these actions agreed that their claims are now moot and that they would voluntarily discontinue their actions. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting implementation of the Newcrest Transaction, then that injunction may delay or prevent implementation.
In addition, political and public attitudes towards the Newcrest Transaction could result in negative press coverage and other adverse public statements affecting Newmont and Newcrest. Adverse press coverage and other adverse statements could lead to investigations by regulators, legislators and law enforcement officials or in legal claims or otherwise negatively impact the ability of the combined company to take advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the combined company’s business, financial condition and results of operations.
Market response to the Newcrest Transaction or significant delays in implementation of the Newcrest Transaction could negatively affect the price of the combined company’s common stock or have an adverse impact on the combined company’s business and operations.
The market price of the combined company’s common stock may vary significantly from the price on the date of the Scheme Implementation Deed. Negative market response to the Newcrest Transaction or any significant delays in implementation of the Newcrest Transaction could negatively affect the combined company’s stock price.
If implementation of the Newcrest Transaction is delayed, the market price of our common stock and Newcrest’s ordinary shares (and therefore the combined company’s common stock) may decline significantly, particularly to the extent the market price reflects a market assumption that the Newcrest Transaction will be implemented in a particular timeframe. Share price changes may result from a variety of factors that are beyond the combined company’s control, including:
•market assessment of the likelihood of the Newcrest Transaction being implemented;
•changes in the respective businesses, operations or prospects of Newmont or Newcrest, including their respective ability to meet earnings estimates;
•governmental or litigation developments or regulatory considerations affecting Newmont or Newcrest or the mining industry;
•general business, market, industry or economic conditions;
•the worldwide supply/demand balance for gold and copper and the prevailing commodity price environment; and
•other factors beyond the combined company’s control, including those described elsewhere in this “Risk Factors” section.
Risks Relating to Implementation of the Newcrest Transaction
Significant demands will be placed on the combined company as a result of the Newcrest Transaction.
As a result of the pursuit and implementation of the Newcrest Transaction, significant demands will be placed on the managerial, operational and financial personnel and systems of the combined company. There can be no assurance that the systems, procedures and controls of Newmont and Newcrest will be adequate to support the expansion of operations and associated increased costs and complexity following and resulting from implementation of the Newcrest Transaction. The future operating results of the combined company will be affected by the ability of its officers and key employees to manage changing business conditions, to integrate Newcrest, to implement a new business strategy and to improve its operational and financial controls and reporting systems.
The combined company may not realize the anticipated benefits of the Newcrest Transaction and the integration of Newcrest may not occur as planned.
We have pursued the Newcrest Transaction with the expectation that its implementation will result in an increase in sustained profitability, cost savings and enhanced growth opportunities for the combined company. These anticipated benefits will depend in part on whether Newcrest’s and Newmont’s operations can be integrated in an efficient and effective manner. A significant number of operational and strategic decisions and certain staffing decisions with respect to integration of the two companies have not yet been made. These decisions and the integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies, which may be geographically separated, anticipated and unanticipated liabilities, unanticipated costs (including substantial capital expenditures required by the integration) and the loss of key employees.
The performance of the combined company’s operations after implementation of the Newcrest Transaction could be adversely affected if, among other things, the combined company is not able to achieve the anticipated savings and synergies expected to be realized in pursuing the Newcrest Transaction, or retain key employees to assist in the integration and operation of Newcrest and Newmont. The implementation of the Newcrest Transaction may pose special risks, including one-time write-offs, restructuring charges and unanticipated costs. In addition, the integration process could result in diversion of the attention of management and disruption of existing relationships with suppliers, employees, customers and other constituencies of each company. Although Newmont and its advisors have conducted due diligence on the operations of Newcrest, there can be no guarantee that Newmont is aware of any and all liabilities of the Newcrest Group. As a result of these factors, it is possible that certain benefits expected from the combination of Newcrest and Newmont may not be realized.
Newcrest’s public filings are subject to Australian disclosure standards, which differ from SEC disclosure requirements.
Our mineral reserve and resource estimates have been prepared in accordance with Subpart 1300 of Regulation S-K adopted by the SEC (the “S-K 1300 Standard”). Newcrest’s Ore Reserve and Mineral Resource estimates (the “Newcrest Historical Estimates”) have been prepared by Newcrest in accordance with the applicable reporting requirements of, and are based on confidence categories defined in, the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves, December 2012 (the “JORC Code”), and the reporting requirements of the ASX Listing Rules Chapter 5, July 2022 (together, “the Australian Standards”), each of which differs from the requirements of the S-K 1300 Standard. We have not been involved in the preparation of the Newcrest Historical Estimates. Newcrest has not been involved in the preparation of our mineral reserve and resource estimates.
The S-K 1300 Standard and the Australian Standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but embody different approaches and definitions. For example, the terms “Ore Reserve,” “Proved Ore Reserve,” “Probable Ore Reserve,” “Mineral Resource,” “Measured Mineral Resource,” “Indicated Mineral Resource,” and “Inferred Mineral Resource” are Australian mining terms as defined in the JORC Code, and their definitions differ from the definitions of the terms “mineral reserve,” “proven mineral reserve,” “probable mineral reserve,” “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” under the S-K 1300 Standard. “Inferred mineral resources” have a great amount of uncertainty as to the existence of such resources and their economic and legal feasibility. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Under the S-K 1300 Standard, a pre-feasibility study, as defined under the S-K 1300 Standard, is typically required to report mineral reserves supported by a discounted cash flow analysis. The requirements for a pre-feasibility study under the S-K 1300 Standard are generally stricter than what is acceptable under JORC and could require reclassification of previously declared mineral reserves to mineral resources, and there may also be adjustments to the amounts of previously declared mineral reserves and resources pending further study work. In addition to such adjustments, the JORC Code allows Measured and Indicated Mineral Resources to be reported inclusive of Mineral Resources modified to produce its Ore Reserves whereas the S-K 1300 Standard requires mineral resources to be reported exclusive of mineral reserves.
Expectations regarding the mineral reserves and mineral resources of Newmont and Newcrest following implementation of the Newcrest Transaction will remain subject to adjustment, pending continuing review of Newcrest’s mineral reserves and mineral resources in accordance with the S-K 1300 Standard. Future adjustment may occur due to differing standards, required study levels, price assumptions, future divestments and acquisitions and other factors. No assurances can be made that the Newcrest Historical Estimates will be recognized as Newmont mineral reserves or mineral resources and any differences may be material.
The combined company will face new political risks in certain jurisdictions in which Newcrest operates.
Newcrest’s principal operations, development and exploration activities will expose the combined company to new jurisdictions, including Papua New Guinea ("PNG"), Ecuador and Fiji, some of which may be considered to have an increased degree of political and sovereign risks. Newcrest conducts operations, development and exploration activities and holds significant investments in Australia, the United States, Chile, PNG, Canada, Ecuador and Fiji. Any material adverse changes in the government policies or legislation of such countries or any other country in which Newcrest has economic interests may affect the viability and profitability of the combined company following implementation of the Newcrest Transaction. See “— Risks Relating to Newcrest — Newcrest’s

operations at Lihir and Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties” and “—Risks Relating to Newcrest — Newcrest’s operations at Red Chris and Brucejack in British Columbia, Canada are subject to political and regulatory risks and other uncertainties,” below.
While the governments in PNG, Ecuador and Fiji have historically supported the development of natural resources by foreign companies, there is no assurance that such governments will not in the future adopt different regulations policies or interpretations with respect to, but not limited to, foreign ownership of mineral resources, royalty rates, taxation, rates of exchange, environmental protection, labor relations, repatriation of income or return of capital, restrictions on production or processing, price controls, export controls, currency remittance, or Newcrest’s obligations under its respective mining codes and stability conventions. The possibility that such governments may adopt substantially different policies or interpretations, which might extend to the expropriation of assets, may have a material adverse effect on the combined company following implementation of the Newcrest Transaction. Political risk also includes the possibility of terrorism, civil or labor disturbances and political instability. No assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration and mining authorizations nor can assurance be given that such exploration and mining authorizations will not be challenged or impugned by third parties. The effect of any of these factors may have a material adverse effect on the combined company’s results of operations and financial condition.
Implementation of the Newcrest Transaction may result in one or more ratings organizations taking actions which may adversely affect the combined company’s business, financial condition and operating results, as well as the market price of the combined company’s common stock.
Rating organizations regularly analyze the financial performance and condition of companies and may re-evaluate the combined company’s credit ratings following implementation of the Newcrest Transaction. Factors that may impact the combined company’s credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities, liquidity, asset quality, cost structure, product mix and commodity pricing levels. If a ratings downgrade were to occur in connection with the Newcrest Transaction, the combined company could experience higher borrowing costs in the future and more restrictive covenants which would reduce profitability and diminish operational flexibility. No assurance can be provided that any of our current ratings will remain in effect following implementation of the Newcrest Transaction for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances so warrant.
Increased exposure to foreign exchange fluctuations and capital controls may adversely affect the combined company’s earnings and the value of the combined company’s assets.
The combined company’s reporting currency will be the U.S. dollar and the majority of its earnings and cash flows will be denominated in U.S. dollars. Newcrest’s operations are also conducted in U.S. dollars, but Newcrest conducts some of its business in currencies other than the U.S. dollar. As a result, following implementation of the Newcrest Transaction, the combined company’s consolidated earnings and cash flows may also be impacted by movements in the exchange rates to a greater extent than prior to implementation of the Newcrest Transaction. In particular, any change in the value of the currencies of the Australian dollar, the Canadian dollar, the PNG kina, the Chilean peso or the Fijian dollar versus the U.S. dollar could negatively impact the combined company’s ability to realize all of the anticipated benefits of the Newcrest Transaction.
In addition, from time to time, emerging markets such as those in which the combined company will operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging markets require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on the combined company, including reducing the immediately available capital that the combined company could otherwise deploy for investment opportunities or the payment of expenses. In addition, measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for the combined company.
In particular, PNG is currently experiencing a backlog by foreign and domestic companies and governmental agencies to convert kina into foreign currencies, particularly into the U.S. dollar. Revenue generation and profitability in respect of foreign exchange transactions are dependent on volumes and margins, which are subject to volatility and regulatory intervention by the Bank of Papua New Guinea. There is a risk that continued volatility, and further changes in applicable regulations or policy, may adversely impact future revenue and profitability.
There have also been talks of devaluation of the kina which, if implemented, may also negatively impact the combined company’s ability to realize some of the anticipated benefits of the Newcrest Transaction.
The combined company will face new legislation and tax risks in certain Newcrest operating jurisdictions.
Newcrest has operations and conducts business in certain jurisdictions in which we do not currently operate or conduct business, including PNG and Fiji, which may increase the combined company’s susceptibility to sudden tax changes. Taxation laws in these jurisdictions are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. In addition, following implementation of the Newcrest Transaction, the combined company may be subject to tax liabilities that may exist at Newcrest or that may arise in connection with implementation of the Newcrest Transaction which are currently unknown. Any unexpected taxes imposed on the combined company could have a material and adverse impact on the combined company’s financial position.
Failure by us or Newcrest to comply with applicable laws prior to the Newcrest Transaction could subject the combined company to penalties and other adverse consequences following implementation of the Newcrest Transaction.
Newcrest is subject to anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the Australian Criminal Code Act 1995 (Cth) and the Corruption of Foreign Public Officials Act (Canada). The foregoing laws prohibit companies and their intermediaries from making improper payments to officials, require the maintenance of records relating to such transactions and also require an adequate system of internal controls. The combined company may be liable for any violation of the foregoing laws attributable to us or Newcrest prior to implementation of the Newcrest Transaction.
We and Newcrest are also subject to a wide variety of laws relating to the environment, health and safety, taxes, employment, labor standards, money laundering, terrorist financing and other matters. Failure by us or Newcrest to comply with any of the foregoing legislation prior to implementation of the Newcrest Transaction could result in severe criminal or civil sanctions, and may subject the combined company to other liabilities, including fines, prosecution and reputational damage, all of which could have a material adverse effect on the business, consolidated results of operations and consolidated financial condition of the combined company following implementation of the Newcrest Transaction. The compliance mechanisms and monitoring programs adopted and implemented by us or Newcrest prior to implementation of the Newcrest Transaction may not adequately prevent or detect possible violations of such applicable laws. Investigations by governmental authorities related to any actual or perceived violation of the foregoing laws could also have a material adverse effect on the business, consolidated results of operations and consolidated financial condition of the combined company following implementation of the Newcrest Transaction.
The pendency of the Newcrest Transaction may cause disruptions in our business and Newcrest’s business, which could have an adverse effect on the combined company’s business, financial condition or results of operations.
Parties with which we and Newcrest do business may experience uncertainty associated with the Newcrest Transaction, including with respect to current or future business relationships with us, Newcrest or the combined company. Our and Newcrest’s relationships may be subject to disruption as customers, suppliers and other persons with whom we and Newcrest have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Newcrest, as applicable, or consider entering into business relationships with parties other than us or Newcrest. In addition, our current and prospective associates may experience uncertainty about their future roles, which might adversely affect our ability to attract and retain key personnel and key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Newcrest Transaction may require substantial commitments of their time and resources. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us, Newcrest or the combined company following implementation of the Newcrest Transaction, including an adverse effect on the combined company’s ability to realize the expected synergies and other benefits of the Newcrest Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in implementation of the Newcrest Transaction or the termination of the Transaction Agreement.
Risks Relating to Newcrest
Gold and copper mining companies are subject to extensive environmental laws and regulations, and noncompliance with these requirements can result in sanctions, including suspension of environmental permits, fines and temporary or permanent disruptions to mining operations and projects, claims for damages, complaints from the local community and reputational harm.
Mining activities, including those conducted by Newcrest, are subject to extensive environmental laws and regulations in the various jurisdictions in which these operations are conducted. Compliance with environmental laws and regulations are subject to regular change and require significant expenditure, and noncompliance may result in enforcement action, fines, prosecutions or other sanctions, requirements to take improvement actions, including changes to production and investments in pollution control technologies, claims for personal injury or property damage or other loss, or inability to maintain or secure necessary licenses and permits, as well as reputational harm. Specific examples where Newcrest faces such risks include the following:
Waste Rock and Tailings Management
Newcrest’s mining and ore refining/metals extraction processes generate waste by-products such as waste rock (managed in waste rock dumps or, in the case of Lihir (as defined below), harbor waste rock platforms and permitted barge dumping locations) and tailings (managed by the use of tailings storage facilities, lacustrine deposition in the case of Brucejack (as defined below) or deep sea tailings placement in the case of Lihir and as proposed at Wafi-Golpu (as defined below)). Tailings storage facilities are constructed progressively throughout the life of the mine to support increasing capacity requirements. If there is a failure in the integrity of a tailings storage facility, there is a risk that tailings or large volumes of water and/or potentially contaminating materials may be released and cause material harm to human health and/or the environment downstream of the facility. Such an occurrence could severely damage Newcrest’s reputation and materially adversely impact its operating results and financial condition. It may also subject Newcrest to civil and/or criminal action, penalties and claims from environmental and planning regulators and/or affected third parties, and may lead to the suspension or disruption of Newcrest’s operations and projects.
Tailings Storage Facilities and Dust Emissions at Cadia
Tailings deposition was suspended at Cadia Holdings Pty Ltd’s. (“Cadia Holdings”) tailings storage facilities in March 2018 following an embankment slump of its Northern Tailings Storage Facility (“NTSF”), and deposition is expected to remain suspended until repairs of the NTSF wall are completed. In December 2019, Cadia Holdings received approval from the New South Wales Department of Planning and Environment (the “NSW DPE”) to fully utilize the decommissioned Cadia Hill mine pit for deposition of dewatered tailings. In December 2021, the NSW DPE granted approval to increase the permitted processing capacity from 32 to 35 million tonnes of ore in a calendar year. Such approval was subject to certain conditions, including that Cadia Holdings commission and publish an independent air quality audit report that includes a description of the details and scheduling of all reasonable and feasible best practice measures that are being implemented by Cadia Holdings to minimize off-site air quality impacts of the mine.
The independent air quality audit report published by Cadia Holdings in August 2022 indicated that dust emitted from two ventilation exhaust rises which vent emissions from underground processing operations exceeded levels permitted by applicable law. During the quarter ended June 2023, the New South Wales Environment Protection Authority (“NSW EPA”) issued variations to its Environment Protection License (“EPL”), a Prevention Notice and Notices to Provide Information regarding the management of, and investigation into potential breaches relating to, dust emissions and other air pollutants from the Cadia tailings storage facilities and ventilation rises. The license variations largely formalized the actions Cadia Holdings had developed in consultation with the NSW EPA and was already undertaking across a range of measures.
Cadia Holdings received a letter from the NSW EPA in June 2023 requiring it to immediately comply with specific statutory requirements and EPL conditions. Adjustments were implemented underground, including a reduction in mining rates, modifications to the ventilation circuit and the installation of additional dust sprays and spray curtains. Additional dust collection units were subsequently installed enabling normal mining rates to be restored.
In August 2023, the NSW EPA commenced proceedings in the Land and Environment Court of NSW (the "NSW Land and Environment Court") against Cadia Holdings, alleging that air emissions from Cadia in March 2022 exceeded the standard of concentration for total solid particles permitted under applicable laws due to the use of surface exhaust fans at the mine. On September 29, 2023, Cadia Holdings entered a plea of guilty and the NSW Land and Environmental Court listed the case for a sentencing hearing on March 28, 2024. On October 13, 2023, the NSW EPA commenced additional proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two additional contraventions of applicable air emissions requirements in November 2021 and May 2023 and two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. A directions hearing on these matters is scheduled for November 24, 2023. The NSW EPA’s investigation regarding the management of air emissions from the mine is ongoing.
Failure to maintain compliance with applicable law or Cadia Holdings’ EPL may result in the NSW EPA suspending or revoking Cadia Holdings’ EPL, seeking court orders or issuing additional prevention notices to modify or cease certain activities. Ongoing enforcement, and challenges in maintaining compliance, may impact Cadia Holdings’ ability to secure a future expansion of its project approval to extend the life of mine from 2031 to 2055. In addition, Cadia Holdings has previously been, and may in the future be, subject to prosecutions and penalties for noncompliance with air quality requirements or the terms of its EPL, including in respect of emissions from any vent rise or emissions from the NTSF and the Southern Tailings Storage Facility (“STSF”). Operational changes required to achieve or maintain compliance, including reductions in mining rates and other limitations on mining or processing operations, or additional requirements to install costly pollution control equipment, may adversely impact Newcrest’s operating results and financial condition.
Environmental Sampling in the Cadia Area
In early 2023, residents living near Cadia (as defined below) raised concerns about potential impacts to drinking water supplies by various contaminants, including metals such as lead, nickel and copper, which they allege are related to emissions from the vent rises at Cadia, as well as periodic dust emission events at NTSF and STSF. In response to community concerns, the New South Wales Ministry of Health tested the quality of residents’ kitchen tap water and reported that it was safe to drink. The NSW EPA is also undertaking water testing in the local area and to date, the majority of results from the kitchen tap samples show metal concentrations below the Australian Drinking Water Guidelines values. External experts retained by Newcrest also conducted sampling of more than 100 residential rainwater tanks, the results of which indicated only eight instances in which applicable quality standards were not satisfied. The majority of the instances of non-compliance from both Cadia Holdings' and the NSW EPA's sampling programs showed that such instances of non-compliance were influenced by building and plumbing materials. A particulate characterization study, which was undertaken by the Australian government’s Australian Nuclear Science Technology Organisation (the “ANSTO”) and commissioned by Cadia Holdings in collaboration with the local community, assessed the PM2.5 dust contribution from Cadia to the regional air shed over a 12-month period and concluded that Cadia contributed only a small percentage of soil particulate matter. In fact, soil was determined to be the least significant source of air pollution over the 12-month period, contributing less than 10% to the total PM2.5 mass. The ANSTO study also determined that metals of concern recently identified by the community, such as lead, nickel, selenium and chromium, occurred at very low levels in the PM2.5 fraction and did not exceed any national standard. The report is part of a comprehensive suite of independent air and water quality investigations, including with respect to sampling of drinking water sources, air quality monitoring, dispersion modelling and lead fingerprinting, that have been or are being conducted to determine the source of metals within the local airshed and to assess any health risks to the local community, if any, from air emissions from the Cadia mine site. In light of these developments at Cadia, there is a heightened level of community concern relating to the perceived impact of mining activities on the health of the community, and the condition of residential properties, located in proximity to Cadia. These developments, including community complaints associated with Newcrest’s activities at Cadia could give rise to reputational harm, operational disruptions, increased regulatory scrutiny of mining activities or delays to project development.
New South Wales Parliamentary Inquiry
In July 2023, a New South Wales Parliamentary Inquiry (Legislative Council’s Portfolio Committee No. 2 – Health) was commenced into current and potential community impacts of gold, silver, lead and zinc mining on human health, land, air and water quality in New South Wales. The inquiry process will include written submissions, public hearings and witness testimony. The committee’s terms of reference for the inquiry state that the committee will publish a report containing its findings, as well as its non-binding recommendations to the New South Wales Government, in November 2023. Although it is uncertain at this stage, it is possible that the inquiry’s findings may result in new regulation. Newcrest has provided a submission to the committee, and Newcrest's Interim CEO and Cadia's General Manager appeared before the committee as witnesses.
Newcrest’s operations and projects may be subject to risks related to Newcrest’s relationships and/or agreements with local communities and laws for the protection of cultural heritage, which could materially adversely impact Newcrest’s operating results and financial condition.
Newcrest’s relationships with the communities that are located near its operations or on whose land it operates are essential to the success of its existing operations, exploration activities and the construction and development of its projects. A failure to manage relationships with such communities may lead to local dissatisfaction which, in turn, may lead to interruptions to Newcrest’s operations, exploration activities and development projects. Specific challenges in community relations include community concerns over management of increased traffic, migratory workforces, environmental impacts and resource depletion, social, environmental and cultural heritage impacts, increasing expectations regarding the level of benefits that communities receive, expectations regarding achieving Free, Prior and Informed Consent of Indigenous peoples before adopting policies or undertaking projects that affect Indigenous communities, benefits sharing with Indigenous peoples’ governments, concerns focused on the level of transparency regarding the payment of compensation, the provision of other benefits to affected landholders and the wider community and decommissioning closure and legacy considerations with respect to Newcrest's operations, exploration activities and developmental projects. In particular, opposition by Indigenous communities to Newcrest’s activities may require modifications to or preclude operation or development of its projects or may require entry into additional agreements with Indigenous communities, which may result in additional costs. Newcrest’s current and future operations are subject to a risk that one or more Indigenous communities in the locations in which Newcrest operates may oppose continued operation, further development or new development of its projects or operations. Claims and protests driven by such opposition may disrupt or delay activities, including permitting, at Newcrest’s operations and projects.
The negotiation and review of agreements, including components such as business development, participation, co-management and compensation and other benefits, involve complicated and sensitive issues, associated expectations and often competing interests. The nature and subject matter of these negotiations may result in community unrest which, in some instances, may lead to interruptions to Newcrest’s exploration programs, operational activities or delays to project implementation or development.
Additionally, the evolving obligations of governments and Indigenous people under international, national and local legislation and international conventions pertaining to the rights of Indigenous people may impact Newcrest’s operations and projects. For example, the government of British Columbia, Canada has adopted the Declaration on the Rights of Indigenous Peoples Act (2019) to implement the United Nations Declaration on the Rights of Indigenous Peoples (“UNDRIP”) in British Columbia, which may impact Red Chris (as defined below) and Brucejack.
Newcrest is also subject to laws and regulations that provide for the protection and management of cultural heritage in the jurisdictions in which Newcrest operates. For example, following the destruction of Indigenous heritage sites at Juukan Gorge in Western Australia in 2020 and the inquiry and reports issued by the Commonwealth Parliament Joint Standing Committee on Northern Australia in 2021, mining companies have come under heightened scrutiny regarding cultural heritage management, including, for example, with respect to their governance and management processes and procedures around cultural heritage, engagement with Indigenous communities, removal of "gag" clauses in land use agreements and protection of cultural landscapes. Although the parliamentary inquiry focused on Indigenous cultural heritage, laws to protect and manage cultural heritage also cover non-Indigenous (historic) heritage.
In Western Australia, where Newcrest’s Telfer operation (“Telfer”) and the Havieron project, in which Newcrest holds a 70% interest, are located, the Aboriginal Cultural Heritage Act 2021 (WA) came into force in July 2023, replacing the Aboriginal Heritage Act

1972 (WA) and introducing new offenses and increased penalties aimed at better protecting Aboriginal cultural heritage in Western Australia. On August 8, 2023, the Western Australian Premier announced that the Aboriginal Cultural Heritage Act 2021 (WA) will be completely repealed, with an amended Aboriginal Heritage Act 1972 (WA) replacing it.
Further, Newcrest’s operations could inadvertently disturb protected cultural heritage assets, resulting in international scrutiny by investors and non-governmental organizations, negative impact on shareholder value, compensation and/or offset claims, increased costs to projects and operations, delays impacting construction or production or project development, court action or other legal proceedings and lasting reputational damage.
Newcrest’s operations at Lihir and Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties.
Newcrest’s Lihir operation (“Lihir”), which comprises an open pit mine that produces gold doré, is located on the island of Aniolam, PNG. Newcrest also holds a 50% interest in a joint venture that owns the Wafi-Golpu exploration project (“Wafi-Golpu” and such joint venture, “WGJV”), which is located in the province of Morobe, PNG. The current PNG administration, led by Prime Minister James Marape, has stated that it wants to increase benefits for PNG from extractive projects. Potential policy changes could include introducing a new production sharing regime for minerals and oil/gas, amending or replacing the PNG Mining Act of 1992, introducing domestic processing/refining requirements, changing the level and manner of local equity participation in projects and introducing new taxation regimes, banking and foreign exchange controls and/or controls pertaining to the holding of cash and remittance of profits and capital to parent companies. Any such change could impact Newcrest’s operating results and financial condition.
In 2020, the PNG government prepared and submitted to the National Parliament of PNG (the “PNG Parliament”) a proposed new organic law to introduce a production sharing regime for the mining sector. The proposed organic law will require the approval of a two thirds majority of the PNG Parliament and, if passed in its current proposed form, purports to transfer ownership of minerals from the State of PNG to state-owned entities who would then be responsible for negotiating mineral production sharing arrangements. As currently drafted, the bill containing the proposed organic law will not apply to Lihir, but could potentially apply to Wafi-Golpu if a mining lease or mining development contract is not in place before the effective date for the proposed organic law. Prime Minister Marape has indicated that the law is intended to become effective in 2025. The bill is yet to be debated in the PNG Parliament.
On October 29, 2021, Prime Minister Marape announced proposed legislation which, if enacted, would regulate the export of gold from PNG and require that mining companies operating in PNG refine gold with a new national mint. At this stage, it is unclear whether this proposed legislation will become law and, if so, when it would take effect. In addition, in June 2023, the PNG government released a new national gold bullion policy setting out the government’s objective of establishing a domestic gold bullion program to refine gold, hold gold reserves and eventually enter into trading in the world gold market. It is unclear when or how the new national gold bullion policy will be implemented, and how the policy will interact with the legislation proposed in 2021. Under the terms of the Lihir mining development contract, Newcrest may be required to refine a portion of its Lihir gold production within PNG if certain quality and security requirements are met and the terms offered are commercially competitive, but it is otherwise free to enter into arms’ length refining contracts with refineries outside of PNG.
The PNG government has also announced that it is considering replacing the current PNG Income Tax Act with a new Income Tax Act (the “NITA”) with limited consultation undertaken to date. The latest draft legislation provides that the NITA will come into force from January 1, 2024. If passed in the current proposed form, the NITA would introduce significant tax uncertainty and potentially adverse tax outcomes for Newcrest. For example, the NITA is incomplete in its current form due to the lack of transitional provisions, key regulations and other key ancillary pieces of legislation. Without these key provisions, it is not clear how existing tax attributes of mining companies would be treated under the NITA, which may have a material adverse effect on Newcrest given the material tax attributes held by Lihir and Wafi-Golpu. The PNG government has indicated that transitional provisions, regulations and other required legislation will be introduced, but no drafts have been released or made available for public consultation to date. Any adverse changes to income tax laws will affect Lihir because it has no fiscal stability agreement with the PNG government and may also affect Wafi-Golpu depending on the terms of any project agreements that may be entered into with the PNG government.
There is also the potential for legal challenges to the Wafi-Golpu permitting process as it progresses towards completion, including by PNG provincial governments, landowner groups and civil society organizations. For example, in March 2021 and December 2022, the governor of Morobe Province and certain residents of the surrounding areas of Wafi-Golpu, respectively, commenced judicial review applications against the State of PNG, challenging the December 2020 grant of the environmental permit for Wafi-Golpu. Both reviews are still to be heard and determined. Any such legal challenges may adversely impact the Wafi-Golpu permitting process. In addition, WGJV is currently engaging with the State of PNG to progress the permitting of Wafi-Golpu and has commenced discussions relating to its application for a special mining lease, which was submitted to the PNG Mineral Resources Authority in 2016. On April 6, 2023, WGJV signed a Framework Memorandum of Understanding with the State of PNG, which confirmed the parties’ intent to proceed with the project at Wafi-Golpu, subject to finalizing the permitting process and approvals of the boards of both Newcrest and Harmony Gold, and progress toward signing a mining development contract, which is a prerequisite to granting a special mining lease. The timing for completing the discussions is uncertain and there is no assurance of the outcomes.
Changes in the laws, regulations and policies described above, or to the manner in which they are interpreted or applied to Newcrest, may also adversely impact Newcrest’s ability to extend the Lihir special mining lease upon its expiration in 2035.

Newcrest’s operations at Red Chris and Brucejack in British Columbia, Canada are subject to political and regulatory risks and other uncertainties.
Newcrest holds a 70% interest in the Red Chris operation (“Red Chris”), which comprises an open pit mine that produces gold, copper and silver concentrate, located in British Columbia, Canada. Newcrest’s Brucejack operation (“Brucejack”), which comprises an underground mine that produces gold/silver doré and flotation concentrate and hosts the Valley of the Kings high-grade gold deposit, is also located in British Columbia, Canada. In British Columbia, as well as in Canada more generally, the nature and extent of Indigenous rights and title remains the subject of active debate, claims and litigation. First Nations in British Columbia have made claims in respect of Indigenous rights and title to substantial portions of land and water in the province. Some of these claims are made outside of treaty and other processes. The effect of such claims on any particular area of land will not be determinable until the exact nature of historical use, occupancy and rights to such property have been clarified, whether by a decision of the Canadian courts or definition in a treaty or otherwise. First Nations in British Columbia are seeking settlements with respect to these claims, including compensation from governments, and are seeking rights to regulate activities by companies within their traditional territories. The effect of these claims cannot be estimated at this time. The federal and provincial governments in Canada have been seeking to negotiate settlements with respective groups throughout British Columbia in order to resolve many of these claims. Although none of these claims have had material adverse impacts on Red Chris or Brucejack, the issues surrounding Indigenous title and rights remain ongoing.
In addition, the government of British Columbia has adopted the Declaration on the Rights of Indigenous Peoples Act (2019) to implement the UNDRIP in British Columbia. The legislation commits to systematically review the province’s laws for alignment with UNDRIP principles, while also encouraging new agreements with Indigenous groups that are intended to address outstanding governance questions around the nature of Indigenous rights and title interests in British Columbia.
On June 15, 2021, the province of British Columbia was directed to negotiate an agreement with the Tahltan Central Government (the “TCG”) of the Tahltan Nation with respect to Red Chris, which agreement would require that decisions under the British Columbia Environmental Assessment Act be exercised either jointly by the province of British Columbia and the TCG or by the province of British Columbia, subject to the prior informed consent of the TCG. Decisions under the British Columbia Environmental Assessment Act will be required for the construction and operation of a block cave mine at Red Chris. A consent agreement or process is not yet in place and the impacts of such an agreement or process on the permitting for the proposed development and operation of the Red Chris block cave mine are therefore currently unknown.
Additionally, several First Nations in British Columbia have recently launched challenges against the constitutionality of the “free entry” mineral staking regime in the province and the government of British Columbia pledged to reform the Mineral Tenure Act, which governs the acquisition and holding of mineral tenures in British Columbia, in consultation with First Nations and First Nation organizations. On September 26, 2023, the Supreme Court of British Columbia held that the province of British Columbia has a duty to consult Indigenous groups when registering mineral claims under the Mineral Tenure Act within their traditional territories. The court suspended its holding for 18 months to facilitate the establishment of a mineral claims regime that allows for consultation with Indigenous groups or for the government to amend the Mineral Tenure Act, if necessary. The impacts of these developments on the acquisition and renewal of mineral tenures in British Columbia are not yet known.
Legal proceedings, investigations, regulatory actions and disputes could expose Newcrest to significant liabilities and materially adversely affect its operating results and financial condition.
Legal proceedings, investigations, regulatory actions and disputes (including tax audits and disputes) could have a material adverse effect on Newcrest’s operating results and financial condition. Newcrest engages in activities that may expose it to legal proceedings, investigations, regulatory actions and disputes in the ordinary course of its business, including in relation to personal injury and wrongful death claims, actual or potential impacts to the environment, labor and landowner disputes, as well as commercial disputes with customers, suppliers and service providers. Newcrest may also be found liable for the wrongful acts or omissions of its contractors or service providers. Additionally, the tax authorities in the jurisdictions in which Newcrest operates could dispute tax positions held by it based on changes in law, jurisprudence, policy or interpretation. Regardless of the ultimate outcome of such proceedings, investigations and disputes, and whether involving regulatory action or civil or criminal claims, there may be a material adverse impact on Newcrest as a result of the associated costs (some of which may not be recoverable) and the impact on management resources.
Newcrest evaluates the litigation claims and legal proceedings to which it or its businesses are a party to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, Newcrest establishes provisions and discloses the relevant litigation claims or legal proceedings as appropriate, including in the notes to the Newcrest’s audited consolidated financial statements as of and for the years ended June 30, 2023, 2022 and 2021, which have been prepared in accordance with IFRS including interpretations as issued by the IASB, and the notes thereto (collectively, the “Newcrest Consolidated Financial Statements”). These assessments and estimates are based on the information available to management at the time and involve significant management judgment. Adverse outcomes in such legal proceedings in excess of the amounts that Newcrest has provided for, or changes in management’s evaluations or predictions about the proceedings, could have a material adverse effect on Newcrest’s operating results and financial condition.

The New South Wales Resources Regulator is investigating two safety incidents at Cadia, in response to a serious injury that occurred to a team member from one of Cadia’s contracting partners in June 2023, and a separate incident resulting in serious injuries to a team member that occurred in October 2021.
Newcrest faces geotechnical, geothermal and hydrogeological challenges, which could materially adversely impact Newcrest’s operating results and financial condition.
Newcrest faces geotechnical, geothermal and hydrogeological challenges, in particular due to a trend toward mining more complex deposits, the use of deeper and larger pits and the use of deep, bulk or selective underground mining techniques. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical, geothermal and hydrogeological impacts.
There are a number of risks and uncertainties associated with the block cave mining methods applied by Newcrest at its Cadia operation (“Cadia”), which is located in New South Wales, Australia. These risks include a cave not propagating as anticipated, excessive air gaps forming during the cave propagation, unplanned ground movement occurring due to changes in stresses released in the surrounding rock and larger or more frequent mining-induced seismicity than anticipated. Additionally, during cave establishment and propagation, higher levels of seismic activity, and higher likelihood of damage to excavations from seismic events, are expected. This has been observed during the cave establishment phase of Cadia’s Panel Cave 2-3 project and is expected during the establishment of Cadia’s Panel Cave 1-2 project in the coming years. Such seismic events and associated damage may require changes to the mining plan and upgrades to ground support systems, which could take several months. Large seismic events may also occur after cave establishment and propagation and during steady state caving, although the likelihood of this is lower. Excessive water ingress, disturbance and the presence of fine materials may also give rise to unplanned releases of material of varying properties and of water through drawbells. Cadia recorded sudden unplanned releases of both dry fine ore material and wet mud material through drawbells during the year ended June 30, 2023.
In addition, there are a number of risks and uncertainties associated with the application of techniques used in the civil engineering industry to stabilize deep open pit slopes by Newcrest at Lihir. These risks include variation to technical models when compared to actual conditions, performance of reinforcement systems in hot ground and delays in executing the civil works due to lack of experience with these techniques.
The success of Newcrest’s operations depends, in part, on implementing engineering solutions to particular geotechnical, hydrogeological and geothermal conditions. For example, at Newcrest’s underground operations, large vertical shafts need to be excavated in order to provide ventilation to the underground environment, and sometimes these shafts are excavated using unsupported techniques such as raiseboring, whereby the walls of the shafts cannot be supported until the excavation is completed. If adverse and unexpected geotechnical and hydrogeological conditions are encountered, the shaft walls may become unstable. To prevent this type of incident occurring, thorough geotechnical and hydrogeological investigations and stability assessments are required and, if needed, alternate excavation locations or techniques need to be implemented. One such shaft wall failure incident occurred at Cadia in July 2022, resulting in the need to abandon and backfill a shaft shortly after the completion of excavation to prevent further unravelling of the shaft wall and potential interruptions to other operations.
In addition, preconditioning techniques need to be implemented at Cadia to reduce the magnitude of large seismic events and reduce the risk associated with airblast. At Cadia and Telfer, ground support systems need to be designed and installed to contain potential energy release that may result from a seismic event. At Cadia, semi-autonomous equipment is used due to the safety risk associated with any unplanned release of material, including mud and dry fine ore, from the drawpoints. Significant removal of both groundwater and sea water inflow and geothermal control is required at Lihir before and during mining. Also at Lihir, equipment with reinforced windows and remote controlled equipment is required to mitigate the impact of geysers and geothermal outburst, and blasting of outburst prone areas is required to reduce frequency and severity of outburst events.
A failure to safely resolve any unexpected problems relating to these conditions at a commercially reasonable cost may result in damage to infrastructure or equipment or injury to personnel and may adversely impact Newcrest’s operating results and financial position.
Newcrest’s operations may be materially adversely affected by challenges to operating conditions and natural disasters.
Some of Newcrest’s operations may also experience challenges to operating conditions, such as inundation, inrush of water or other materials, airblast and those relating to elevated temperatures (including management and discharge of hot water encountered in the underground workings). These risks could result in damage to, or destruction of, mineral properties, production facilities, equipment or other properties, personal injury or death of employees or third parties, environmental damage, community outrage, delays in mining, increased production costs, monetary losses and legal liability.
Newcrest may also be subject to risks associated with a natural disaster, which include risk of tsunami, wildfires, mine flooding, geysers and outbursts, coastal erosion and landslides at Lihir, cyclones and flooding at Telfer, flooding and drought conditions at Cadia, avalanches and landslides at Brucejack and landslides at Red Chris. In addition, seismic activity may impact Newcrest’s operations that are located in seismically active areas. This includes Cadia, which is subject to risks of earthquakes, and Lihir which is subject to risks of tidal surge and tsunamis. For instance, a large seismic event in April 2017 impacted Cadia resulting in a temporary suspension of operations.
Newcrest maintains a range of insurance policies. However, Newcrest’s insurance policies do not cover all actual or potential risks associated with its business. Newcrest may also elect not to insure or to self-insure against certain risks in certain circumstances. The occurrence of events for which Newcrest is not insured or for which insurance is inadequate may adversely affect Newcrest’s operating results and financial condition.
Newcrest’s operations involve a high degree of risk, including hazards related to the use of explosives and hazardous chemicals and critical equipment failure.
Newcrest’s operations are subject to risks associated with the transportation, storage, handling and use of explosives and hazardous chemicals. These include unplanned detonation of explosives and catastrophic release of hazardous chemicals (for example, due to vessel rupture resulting in an explosion or toxic gas release). Critical equipment related risks that apply at all Newcrest sites include for example, mill failure arising from catastrophic failure of a component, or unavailability of mine haul fleet. Other critical equipment related risks may be site specific; for example, impacts on asset integrity at Lihir due to the proximity of the mine to a corrosive marine environment. The occurrence of such catastrophic events may result in work stoppages, damage to or destruction of mines and other producing facilities, damage to or loss of life and property, environmental damage and legal liability for any or all damage or loss and may adversely affect Newcrest’s operating results and financial condition.
Newcrest is subject to a range of climate change risks.
Newcrest is subject to a range of climate change risks related to the transition to a lower-carbon economy, including increased climate change-related regulation and requirements, uncertainties regarding the development and availability of low-carbon technologies and the cost of carbon pricing, reputational risks, increased capital costs as well as cost of inputs, energy and raw materials, reduced availability of equipment and raw materials supply and inability to access external funding and insurance. For example, in Australia, as of July 2023, large industrial emitters like Newcrest are subject under the Australian Federal Government Safeguard Mechanism to progressive regulatory limitations on greenhouse gas (“GHG”) emissions at covered facilities, which currently only include Telfer, which require Newcrest to achieve GHG emissions reductions from its operations or to purchase and surrender carbon credits at market prices for GHG emissions above permitted levels. In addition, in British Columbia, Canada, a carbon tax on carbon dioxide or carbon dioxide equivalent emissions applies for operations at Brucejack and Red Chris.
Newcrest is also subject to physical risks related to climate change, including the increasing frequency and intensity of extreme heat, wildfires, changes in rainfall patterns, flood, snow storms, water scarcity and extreme weather events that may adversely impact Newcrest’s operations. Physical risks related to climate change may exacerbate the risks associated with natural disasters that may impact Newcrest, which include risk of tsunami, wildfires, mine flooding, geysers and outbursts, coastal erosion and landslides at Lihir, cyclones and flooding at Telfer, flooding and drought conditions at Cadia, avalanches and landslides at Brucejack and landslides at Red Chris. In particular, the effects of changes in rainfall patterns and intensities, water shortages and changing storm patterns have from time to time adversely impacted, and may in the future adversely impact, the cost, production levels and financial performance of Newcrest’s operations. For example, in fiscal year 2023, Lihir’s operating and financial performance was impacted by lower feed grade reflecting a higher proportion of low grade expit material being processed in the second half of this year, following extreme rainfall that limited pit access and caused materials handling issues at the mine crusher. This followed prolonged drought conditions across the province of New Ireland in PNG, in which Lihir is located, which had resulted in limited raw water supply to Lihir. In 2019, Cadia experienced droughts, which resulted in temporary process plant water shortages and lower processed volumes. Floods and wildfires have also occurred near Cadia, Telfer and Red Chris in recent years. Brucejack’s glacial access road may be subject to a risk of thawing due to the potential for an increase in average temperatures, which may be related to climate change.
In the future, prolonged drought conditions, or insufficient rainfall to support Newcrest’s future water demands in relation to its sites and operations, could adversely affect production and its ability to develop or expand projects and operations. Conversely, some of Newcrest’s sites and operations have been, and may in the future be, subject from time to time to cyclones, severe storms and high rainfall events leading to periodic interruption of operations, flooding and associated damage. This has resulted, and may in the future result in, delays to or loss of production and development of some of Newcrest’s sites, projects or operations.
In May 2021, Newcrest set a goal to achieve net zero carbon emissions by 2050, which relates to its Scope 1 and 2 emissions. This is in addition to Newcrest’s announcement in June 2019 of a 30% reduction target for Scope 1 and 2 GHG emissions intensity per tonne of ore milled by 2030 against a 2018 baseline. Any failure or perceived failure by Newcrest to achieve, or accurately report on, its current or future GHG reduction and net zero targets could harm Newcrest’s reputation, result in negative investor or community sentiment and have a material adverse impact on Newcrest’s competitive position, operating results and financial condition.
Newcrest is subject to risks relating to the refining, transportation, processing and marketing of gold doré and mineral concentrates.
Newcrest’s operations produce gold doré, which is delivered to third party refineries for refining into gold and silver bullion. The refining activity is subject to risks such as penalties incurred from delivering gold doré that does not meet the contractual specifications, deficient quality of the refinery process, theft and refinery disruption, including through unplanned outages. Additionally,

Newcrest is subject to risks associated with the transportation of gold doré, including fluctuating transportation charges, delays in delivery of shipments, theft, terrorism, geopolitical tensions and border closures and adverse weather conditions.
Newcrest’s operations also produce mineral concentrates which are transported by ocean vessels to smelters, located predominantly in Asia. The smelting activity is subject to risks including lower realized prices due to differences between the assay methods used by Newcrest and its customers to determine the value of Newcrest’s mineral concentrates, losses during the smelting process, disruption at the operations of smelters and fluctuating smelter charges. Additionally, Newcrest is subject to risks associated with the transportation of mineral concentrates by ocean vessels, including fluctuating transportation charges, delays in delivery of shipments, terrorism, port congestion, loss of or reduced access to export ports, adverse weather conditions, geopolitical tensions and border closures and environmental liabilities in the event of an accident or spill. Further, the quality of mineral concentrates, including the presence of impurities and deleterious substances, is subject to restrictions on import, which vary across jurisdictions, and may impact the ability to sell, or realize the desired price for, the mineral concentrate.
All sales of gold doré and mineral concentrates are subject to analytical specifications contained in Newcrest’s sales and refining agreements. The production of gold doré and mineral concentrates is subject to variability in grades due to a number of factors including ore feed variability. The actual specification of gold doré and mineral concentrates may not meet contractual specifications, which may result in adjustments to treatment and refining charges, decreased metals payability or incurrence of impurity penalties with respect to any affected shipment or delivery. These consequences may impact Newcrest’s operating results and financial condition in the future.
Union activities and labor and employment regulations and matters could materially adversely affect Newcrest’s operating results and financial condition.
In a number of jurisdictions where Newcrest has mining and related interests, there are local requirements, contractual obligations and expectations regarding the extent to which local and national persons and businesses are directly engaged in mining and related activities, which may result in disruptions to Newcrest’s activities where relevant requirements, obligations or expectations are not met.
Unions are present and/or have a legal right to represent eligible employees at Cadia, which is located in New South Wales, Australia, Telfer, which is located in Western Australia, and Brucejack and Red Chris, which are located in British Columbia, Canada. Red Chris has a unionized workforce and has a collective agreement in place but for one provision, which Newcrest and the union are resolving by way of an arbitration process. There are existing employee enterprise bargaining agreements in place across its Australian operations. In the event that new agreements cannot be reached prior to the nominal expiry of the existing arrangements, under Australian legislation, employees may seek to take protected industrial action. The employee enterprise bargaining agreements pursuant to which the majority of operational employees at Cadia and Telfer are employed will expire in 2025 and 2024, respectively. If protected industrial action is taken, Newcrest’s operating results and financial condition could be adversely affected.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1, 2023 through July 31, 2023	21,499	$43.62	—	$—
August 1, 2023 through August 31, 2023	12,653	$41.78	—	$—
September 1, 2023 through September 30, 2023	—	$—	—	$—
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
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. No Rule 10b5-1 trading plans were adopted, amended, or terminated by our directors and executive officers during the three months ended September 30, 2023.
Appointment of Directors
As previously disclosed in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on September 5, 2023, the Company agreed to invite two of Newcrest’s current directors to join the Newmont Board of Directors (the “Board”), on or before the implementation of the Newcrest Transaction, conditional on the Newcrest Transaction becoming effective, as a term of the Transaction Agreement.
In connection therewith, on October 25, 2023, the Board approved the increase of the size of the Board from 12 to 14 members and appointed Mr. Philip Aiken AM and Ms. Sally-Anne Layman to serve on the Board as independent directors, in each case effective and conditioned upon the implementation of the Newcrest Transaction, which is expected to occur on November 6, 2023.
Philip Aiken AM, 74, served on the Board of Directors of Newcrest since April 2013, where he was the Chair of the Human Resources and Remuneration Committee and a member of the Safety and Sustainability Committee and the Nominations Committee. Mr. Aiken has extensive Australian and international business experience, including the engineering and resources sectors, having formerly served as Group President Energy BHP Billiton, President BHP Petroleum, Managing Director BOC/CIG, Chief Executive of BTR Nylex, Senior Advisor Macquarie Bank (Europe) and in various other leadership positions. He is member of the Board of Directors of New Energy One Acquisition Corporation plc and BIAC (Business at OECD), and previously served as Chair of Aveva Group plc, Balfour Betty plc and a number of other companies.
Sally-Anne Layman, 50, served on the Board of Directors of Newcrest since October 2020, where she was a member of the Audit and Risk Committee and the Safety Sustainability Committee. Ms. Layman has extensive international experience in resources and corporate finance. She formerly served in a range of senior positions at Macquarie Group, including as Division Director and Joint Head of the Perth office of the Metals, Mining & Agriculture Division. Prior to that, Ms. Layman held various site-based mining and head office-based finance positions with resource companies including Mount Isa Mines, Great Central Mines, Normandy Yandal and Western

Metals. She is a member of the Board of Directors of Beach Energy Limited, Pilbara Minerals Limited and Imdex Limited and previously served on the boards of Perseus Mining Limited and Gascoyne Resources Limited.
Mr. Aiken is expected to serve on Newmont’s Leadership Development and Compensation Committee of the Board. Ms. Layman is expected to serve on Newmont’s Safety and Sustainability Committee of the Board. Pursuant to the terms of the Transaction Agreement, the Company will recommend such individuals for election at the Company’s 2024 Annual Meeting of Stockholders.
Other than the Transaction Agreement, there are no special arrangements or understandings between these new directors and any other persons pursuant to which any of the new directors was selected for election. There have been no transactions with related persons in which either Mr. Aiken or Ms. Layman had a direct or indirect interest required to be disclosed pursuant to Item 404(a) of Regulation S-K.
In connection with their appointments to the Board, each of Mr. Aiken and Ms. Layman will be granted a director stock award under the Company’s 2020 Stock Incentive Plan, representing a pro rata allocation based upon their respective appointment date of the annual director stock award and will receive compensation as non-employee directors in accordance with the Company's director compensation program as described in its 2023 Proxy Statement, dated March 9, 2023.
ITEM 6.       EXHIBITS.

Exhibit Number		Description

2.1	-
First Letter Deed, by and among Newmont Corporation, Newmont Overseas Holdings Pty Ltd and Newcrest Mining Limited, dated September 4, 2023. Incorporated by reference to Annex A-II of Registrant’s Schedule 14A filed with the Securities and Exchange Commission on September 5, 2023 in connection with the Transaction.

2.2	-	Second Letter Deed, by and among Newmont Corporation, Newmont Overseas Holdings Pty Ltd and Newcrest Mining Limited, dated October 12, 2023, filed herewith.

31.1	-
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

NEWMONT CORPORATION
(Registrant)

Date: October 26, 2023	/s/ KARYN F. OVELMEN
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2023	/s/ JOSHUA L. CAGE
Joshua L. Cage
Chief Accounting Officer and Controller
(Principal Accounting Officer)