Form 10-K
period 2023-12-31
NEWMONT Corp /DE/
filed 2024-02-29
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
At June 30, 2023, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $33,878,942,644 based on the closing sale price as reported on the New York Stock Exchange. There were 1,152,551,607 shares of common stock outstanding on February 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive Proxy Statement for the Registrant’s 2024 Annual Stockholders Meeting will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this report.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
pound	United States Pound
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ARS	Argentine Peso
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EIA	Environmental Impact Assessment
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
GISTM	Global Industry Standard on Tailings Management
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rate
LBMA	London Bullion Market Association
LME	London Metal Exchange
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
PGK	Papua New Guinea Kina
PNG	Papua New Guinea
PSU	Performance Leverage Stock Unit
RSU	Restricted Stock Unit
SAG	Semi-Autogenous Grinding
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
SOFR	Secured Overnight Financing Rate
UN	The United Nations
UOP	Units of Production
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Refer to Results of Consolidated Operations within Part II, Item 7, MD&A.

NEWMONT CORPORATION
2023 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Year Ended December 31,
	2023	2022	2021
Financial Results:
Sales	$11,812	$11,915	$12,222
Gold	$10,593	$10,416	$10,543
Copper	$575	$316	$295
Silver	$335	$549	$651
Lead	$96	$133	$172
Zinc	$213	$501	$561
Costs applicable to sales (1)	$6,699	$6,468	$5,435
Gold	$5,689	$5,423	$4,628
Copper	$359	$181	$143
Silver	$300	$454	$332
Lead	$98	$94	$76
Zinc	$253	$316	$256
Net income (loss) from continuing operations	$(2,494)	$(399)	$176
Net income (loss)	$(2,467)	$(369)	$233
Net income (loss) from continuing operations attributable to Newmont stockholders	$(2,521)	$(459)	$1,109
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$(3.00)	$(0.58)	$1.39
Net income (loss) attributable to Newmont stockholders	$(2.97)	$(0.54)	$1.46
Adjusted net income (loss) (2)	$1,324	$1,468	$2,371
Adjusted net income (loss) per share, diluted (2)	$1.57	$1.85	$2.96
Earnings before interest, taxes and depreciation and amortization (2)	$320	$2,361	$3,705
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$4,215	$4,550	$5,963
Net cash provided by (used in) operating activities of continuing operations	$2,754	$3,198	$4,266
Free cash flow (2)	$88	$1,067	$2,613
Regular cash dividends paid per common share	$1.60	$2.20	$2.20
Regular cash dividends declared per common share	$1.45	$2.05	$2.20
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.

NEWMONT CORPORATION
2023 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Year Ended December 31,
	2023	2022	2021
Operating Results:
Consolidated gold ounces (thousands):
Produced	5,401	5,786	5,884
Sold	5,420	5,812	5,897
Attributable gold ounces (thousands):
Produced (1)	5,545	5,956	5,971
Sold (2)	5,340	5,696	5,660
Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	891	1,275	1,252
Sold	896	1,275	1,258
Consolidated and attributable - other metals:
Produced copper (million pounds)	145	84	71
Sold copper (million pounds)	155	85	69
Produced silver (million ounces)	18	30	31
Sold silver (million ounces)	17	30	32
Produced lead (million pounds)	113	149	177
Sold lead (million pounds)	107	147	173
Produced zinc (million pounds)	230	377	435
Sold zinc (million pounds)	222	373	433
Average realized price:
Gold (per ounce)	$1,954	$1,792	$1,788
Copper (per pound)	$3.71	$3.69	$4.29
Silver (per ounce)	$19.97	$18.45	$20.19
Lead (per pound)	$0.90	$0.91	$1.00
Zinc (per pound)	$0.96	$1.34	$1.30
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,050	$933	$785
Gold equivalent ounces - other metals (per ounce) (3)	$1,127	$819	$640
All-in sustaining costs: (5)
Gold (per ounce)	$1,444	$1,211	$1,062
Gold equivalent ounces - other metals (per ounce) (3)	$1,579	$1,114	$900
____________________________
(1)Attributable gold ounces produced includes 224, 285 and 325 ounces for the years ended December 31, 2023, 2022 and 2021, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment, and the Fruta del Norte mine, which is wholly owned by Lundin Gold whom the Company holds a 32% interest and is accounted for as an equity method investment.
(3)Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price. In 2023, the Company updated the metal prices utilized for this calculation to align with reserve metal price assumptions; this resulted in fewer calculated gold equivalent ounces - other metals produced and sold of 148 thousand ounces and 145 thousand ounces, respectively, for the year ended December 31, 2023, than would have been calculated based on the pricing used in 2022 for this calculation. Refer to Results of Consolidated Operations within Part II, Item 7, MD&A for further information.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.

Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Newcrest Transaction: On November 6, 2023, the Company completed its business combination transaction with Newcrest Mining Limited, a public Australian mining company limited by shares ("Newcrest"), whereby Newmont, through Newmont Overseas Holdings Pty Ltd, an Australian proprietary company limited by shares (“Newmont Sub”), acquired all of the ordinary shares of Newcrest in a fully stock transaction for total non-cash consideration of $13,549. Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont. The combined company continues to be traded on the New York Stock Exchange under the ticker NEM. The combined company is also listed on the Toronto Stock Exchange under the ticker NGT, on the Australian Securities Exchange under the ticker NEM, and on the Papua New Guinea Securities Exchange under the ticker NEM.
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $(2,521) or $(3.00) per diluted share, a decrease of $2,062 from the prior year primarily due to higher Reclamation and Remediation, higher Impairment charges, the Peñasquito labor strike, Newcrest transaction and integration costs, a loss on abandonment of the Peñasquito pyrite leach plant, higher income tax expense, and lower production at Akyem, partially offset by higher average realized prices for gold, silver and copper.
•Adjusted net income: Reported Adjusted Net Income of $1,324 or $1.57 per diluted share, a decrease of $0.28 per diluted share from the prior year (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Adjusted EBITDA: Reported $4,215 in Adjusted EBITDA, a decrease of 7% from the prior year (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $2,754 for the year ended December 31, 2023, a decrease of 14% from the prior year, and free cash flow of $88 (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•ESG: Published annual sustainability report providing a transparent view of ESG performance; published third annual climate report providing a view on how the Company understands and is addressing climate change; contributed $56, of which $17 was contributed in 2023 as part of the Company's strategic alliance with Caterpillar Inc. to develop and deliver electric autonomous mining systems to make our mines safer and more productive while also supporting Newmont in reaching our greenhouse gas reduction 2030 and 2050 targets; published second Taxes and Royalties Contribution Report, providing an overview of the Company's tax strategy and economic contributions as part of its commitment to shared value creation; ranked Top Miner in 2023 Dow Jones Sustainability World Index.
•Attributable gold production: Produced approximately 6 million ounces of gold, in line with prior year.
•Financial strength: Ended the year with $3.0 billion of consolidated cash and approximately $6.1 billion of liquidity; declared a total dividend of $1.45 per share for the year.
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
Ahafo North, Ahafo. This project expands our existing footprint in Ghana with four open pit mines and a stand-alone mill located approximately 30 kilometers from the Company’s Ahafo South operations and will deliver value through the open pit mining and processing of over three million ounces of gold over a 13-year mine life. The project is expected to add between 275,000 and 325,000 ounces per year for the first five full years of production beginning in 2026. Capital costs for the project are estimated to be between $950 and $1,050 with an expected commercial production date in late 2025. Development capital costs (excluding capitalized interest) since approval were $375, of which $163 related to 2023.
Tanami Expansion 2, Tanami. This project secures Tanami’s future as a long-life, low-cost producer with potential to extend mine life to 2040 through the addition of a 1,460-meter hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years and is expected to reduce operating costs by approximately 30 percent. Capital costs for the project are estimated to be between $1,700 and $1,800 with an expected commercial production date in the second half of 2027. Development capital costs (excluding capitalized interest) since approval were $752, of which $253 related to 2023.
Cadia Block Caves, Cadia. This project includes two panel caves to recover approximately 5.9 million ounces of gold reserves and 2.9 billion pounds of copper reserves. First ore has been delivered from the first panel cave (PC2-3), and development is underway at the second panel cave (PC1-2). The newly acquired project is currently under review, and a more fulsome update on the anticipated metrics is expected to be provided in mid 2024. Development capital costs (excluding capitalized interest) since approval were $36, of which all related to 2023.

PART I
ITEM 1.       BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)
Introduction
Newmont Corporation was incorporated in 1921 and is primarily a gold producer with significant operations and/or assets in the United States, Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji and Ghana. At December 31, 2023, Newmont had attributable proven and probable gold reserves of 135.9 million ounces, attributable measured and indicated gold resources of 104.8 million ounces, attributable inferred gold resources of 69.1 million ounces, and an aggregate land position of approximately 24,900 square miles (64,400 square kilometers). Newmont is also engaged in the production of copper, silver, lead, and zinc. As the world’s leading gold company, Newmont remains committed to creating value and improving lives through sustainable and responsible mining.
Newmont’s corporate headquarters are in Denver, Colorado, U.S. In this report, “Newmont,” the “Company,” “our” and “we” refer to Newmont Corporation together with our affiliates and subsidiaries, unless the context otherwise requires.
On November 6, 2023, we completed the acquisition of Newcrest Mining Limited ("Newcrest") (“the Newcrest transaction”). Results of Newcrest for the period November 6 to December 31, 2023 are included in this report. For further information, refer to Note 3 to the Consolidated Financial Statements.
Segment Information
In January 2023, Newmont reassessed and revised its operating strategies and the accountabilities of the senior leadership team in light of the continuing volatile and uncertain market conditions and in November 2023, the Company completed the Newcrest transaction (refer to Note 3 to the Consolidated Financial Statements for further information). Following these changes, the Company reevaluated its segments to reflect the mining operations acquired and certain changes in the financial information regularly reviewed by Newmont's Chief Operating Decision Maker ("CODM"). As a result, the Company determined that its reportable segments were each of its 17 mining operations that it manages, which includes its 70.0% proportionate interest in Red Chris, and its 38.5% proportionate interest in Nevada Gold Mines ("NGM") which it does not directly manage.
For information on acquisitions and asset sales impacting the comparability of our results, refer to Notes 1 and 9 to the Consolidated Financial Statements, respectively.
Refer to Item 1A, Risk Factors, below, and Note 4 to the Consolidated Financial Statements for further information relating to our reportable segments. Refer to Note 5 to the Consolidated Financial Statements for information relating to domestic and export sales and lack of dependence on a limited number of customers.
Products
References in this report to “attributable” means that portion of gold, copper, silver, lead, zinc or molybdenum produced, sold or included in proven and probable reserves and measured, indicated and inferred resources based on our proportionate ownership, unless otherwise noted.
Gold
General. The details of our consolidated and attributable gold production from continuing operations are set forth below:

	Year Ended December 31,
	2023	2022	2021
Consolidated gold ounces produced (thousands)	5,401	5,786	5,884
Attributable gold ounces produced (thousands)	5,545	5,956	5,971
Attributable gold ounces produced from equity method investments (thousands):
Pueblo Viejo (40%)	224	285	325
Fruta del Norte (1)	—	—	—
	224	285	325
____________________________
(1)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold"). The Company acquired a 32% interest in Lundin Gold through the Newcrest transaction. The 32% interest is accounted for as an equity method investment with results reported on a quarter lag. As a result, results of operations will not be reported until the first quarter of 2024. Refer to Notes 3 and 15 to the Consolidated Financial Statements for additional information.
For the years ended December 31, 2023, 2022 and 2021, 89%, 87% and 86%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. Additionally, a portion of gold is sold in concentrate containing other metals such as copper, silver, lead, zinc and/or molybdenum.
Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.
Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years ended December 31, 2021 through 2023, mine production has averaged approximately 75% of the annual gold supply with the remainder primarily sourced from recycled gold.
Gold Price. The following table presents the annual high, low and average daily afternoon LBMA Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2024 (through February 15, 2024)	$2,068	$1,985	$2,029
2023	$2,078	$1,811	$1,941
2022	$2,039	$1,629	$1,800
2021	$1,943	$1,684	$1,799
2020	$2,067	$1,474	$1,770
2019	$1,546	$1,270	$1,393
2018	$1,355	$1,178	$1,268
2017	$1,346	$1,151	$1,257
2016	$1,366	$1,077	$1,251
2015	$1,296	$1,049	$1,160
2014	$1,385	$1,142	$1,266
On February 15, 2024, the afternoon LBMA gold price was $2,004 per ounce.
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
Copper production at Boddington, Red Chris, Cadia, and Telfer and silver, lead and zinc production at Peñasquito are considered co-products. Copper, silver, lead, and zinc sales are generally in the form of concentrate that is sold to smelters for further treatment and refining.
The following table details consolidated co-product production and the percentage of Sales that was attributable to copper, silver, lead, and zinc for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales
Copper (pounds/millions) (1)	145	5%	84	3%	71	2%
Silver (ounces/millions) (2)	18	3%	30	5%	31	5%
Lead (pounds/millions) (2)	113	1%	149	1%	177	2%
Zinc (pounds/millions) (2)	230	2%	377	4%	435	5%
____________________________
(1)For the year ended December 31, 2023, copper co-product production came from Red Chris, Boddington, Cadia, and Telfer. All of our copper co-product production came from Boddington for the years ended December 31, 2022 and 2021.
(2)All of our silver, lead and zinc co-product production came from Peñasquito.
By-product Metals
If a metal expected to be mined falls below the co-product sales value percentages, the metal is considered a by-product. Revenues from by-product sales are credited to Costs applicable to sales in the Consolidated Financial Statements.

Aside from the co-product sales at Red Chris, Peñasquito, Boddington, Cadia, and Telfer, copper, silver, and molybdenum produced at other Newmont sites are by-product metals.
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
Some gold sulfide ores may be processed through a flotation plant. In flotation, ore is finely ground, turned into slurry, then placed in a tank known as a flotation cell. Chemicals are added to the slurry causing the gold-containing sulfides to attach to air bubbles and float to the top of the tank. The sulfides are removed from the cell and converted into a concentrate that can then be processed in an autoclave, roaster, or fine grinding circuit to recover the gold through leaching. Gold-bearing solution is then plated onto cathodes in an electrowinning process or precipitated using zinc powder. In both cases, the precipitate is melted with fluxes in a furnace to produce doré.
Concentrate. Sulfide ore is delivered to a crushing and grinding plant which feeds a sulfide processing plant. The sulfide processing plant primarily comprises lead and zinc flotation stages. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrate. The lead concentrate is highly enriched in gold and silver, with a smaller fraction of the precious metal recovered in the zinc concentrate. The resulting concentrate is sold to smelters or traders for further processing.
Ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a gold/copper concentrate containing approximately 10% to 26% copper. The flotation tailings have a residual gold content that is recovered in either a carbon-in-leach circuit or is dewatered and loaded onto trucks for transportation off-site.
Ore containing silver and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a gold-silver concentrate. The flotation tailings have a residual gold content that is recovered in either a carbon-in leach circuit or is dewatered and loaded onto trucks for transportation off-site. The gold-silver concentrate is further refined in the gold room to produce gold-silver doré.

See table below for summary of product and form by segment.

Segment	Products (1)	Form
CC&V, U.S.	Gold	Doré
Musselwhite, Canada	Gold	Doré
Porcupine, Canada	Gold	Doré
Éléonore, Canada	Gold	Doré
Red Chris, Canada	Gold, Copper	Concentrate
Brucejack, Canada	Gold	Doré, Concentrate
Peñasquito, Mexico	Gold, Silver, Lead, Zinc	Doré, Concentrate
Merian, Suriname	Gold	Doré
Cerro Negro, Argentina	Gold	Doré
Yanacocha, Peru	Gold	Doré
Boddington, Australia	Gold, Copper	Doré, Concentrate
Tanami, Australia	Gold	Doré
Cadia, Australia	Gold, Copper	Doré, Concentrate
Telfer, Australia	Gold, Copper	Doré, Concentrate
Lihir, Papua New Guinea	Gold	Doré
Ahafo, Ghana	Gold	Doré
Akyem, Ghana	Gold	Doré
NGM, U.S.	Gold	Doré, Concentrate
____________________________
(1)Products listed are only for gold and co-product metals. See above for further information on co-product classification.
Competition
The top 10 producers of gold comprise approximately twenty-five percent of total worldwide mined gold production. We currently rank as the top gold producer with approximately five percent of estimated total worldwide mined gold production. Our competitive position is based on the size and grade of our ore bodies anchored in a large portfolio of Tier 1 assets located in favorable mining jurisdictions. A Tier 1 asset is defined as having, on average over such asset’s mine life: (1) production of over 500,000 GEO’s/year on a consolidated basis, (2) average AISC/oz in the lower half of the industry cost curve, (3) an expected mine life of over 10 years, and (4) operations in countries that are classified in the A and B rating ranges for Moody’s, S&P and Fitch.
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
Licenses and Concessions
Other than operating licenses for our mining and processing facilities, there are no third-party patents, operating licenses or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to land-related licenses which include leases, concessions, claims, or prospecting licenses granted by the host government. These countries include, among others, the United States, Canada, Mexico, Peru, Suriname, Chile, Argentina, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. Refer to Item 2, Properties, below for further information on land-related licenses and concessions by property. The concessions and contracts are subject to the political risks associated with the host country. Refer to Item 1A, Risk Factors, below for further information.
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
ESG is a key part of how we make investment decisions and central to our culture and purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. Our global strategies, notably those related to Sustainability and Health, Safety, and Security, aim to showcase leadership in environmental stewardship, safety, social responsibility and good governance. With clear targets, open communication and transparent reporting, we strive for continuous improvement to meet the evolving expectations of investors, governments, communities and other key stakeholders, and to contribute to a sustainable future for all.
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
Reporting. We believe that transparency and accountability are key attributes of governance. Since 2003, Newmont has been reporting on how we manage the sustainability issues of relevance to stakeholders around the globe. Our sustainability report provides an annual review of non-financial performance updates on governance, strategy and management approach, risk management, and performance and targets in key areas that include health, safety and security, workforce, the environment, supply chain, social acceptance, business integrity and compliance, value sharing, and equity, inclusion and diversity domains. Our sustainability report is compiled in accordance with the Global Reporting Initiative ("GRI") 2021 Universal Standards Core option, the GRI Mining and Metals Sector Supplement, and the SASB Metals & Mining standards, is subject to an external limited assurance review, and reflects Newmont’s commitment to transparency and reporting obligations as a founding member of the International Council on Mining and Metals ("ICMM") and as an early adopter of the United Nations ("UN") Guiding Principles Reporting Framework. Additionally, our sustainability report aligns with the ICMM's Mining Principles' Performance Expectations, GISTM and the World Gold Council's Responsible Gold Mining Principles.
Newmont’s sustainability reporting suite also includes our climate report, sustainability-linked bond framework, ESG data tables, conflict-free gold report, modern slavery statement, policy influence disclosures, political spending disclosures, taxes and royalties contributions report, CDP (formerly, “Carbon Disclosure Project”) responses, and other reports and responses, which can be found on our website at www.newmont.com/sustainability. The information on our website, including, without limitation, in the annual sustainability report and climate report, should not be deemed incorporated by reference into this annual report or otherwise “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.
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
Climate Targets and Initiatives to Achieve. As the world’s leading gold mining company, we believe that value-creation industries like mining have a responsibility to drive bold actions and innovation to transition us to a low-carbon economy. In an effort to play our part in addressing climate change, in 2020 we announced science-based, GHG emissions reduction targets of 32% for Scope 1 and Scope 2 and 30% for Scope 3 by 2030 ("2030 climate targets"), with an ultimate goal of being carbon neutral by 2050. Our 2030 targets have been approved and validated by the Science-Based Targets initiative, which ensures that our targets support the Paris Agreement’s goal of limiting global warming to well below 2 degrees Celsius compared to pre-industrial levels. As a result of the Newcrest transaction, we are evaluating potential changes to our baseline to reflect our current portfolio. Our evaluations will be in line with GHG Protocol requirements.
Our most significant opportunities to reduce emissions exist in building or deploying cleaner energy solutions at the mine sites, as well as the greening of the electrical grid that supplies energy to our operations. Since announcing our 2030 climate targets, we have taken steps to invest in climate change initiatives in support of our goal. As part of these initiatives, in November 2021, Newmont announced a strategic alliance with Caterpillar Inc. (“CAT”) with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve safer and more productive operations while also supporting Newmont in achieving our climate targets. Newmont pledged an investment of $100 to CAT, of which $56 has been paid as of December 31, 2023. These dollars fund collaborative work to develop and deploy electric equipment for surface and underground mining at Newmont’s operations. Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets.
We also see sustainable finance as a way to further demonstrate Newmont's commitment to achieving our 2030 climate targets. In December 2021, Newmont became the first in the mining industry to issue a sustainability-linked bond, with the registered public offering of $1 billion aggregate principal amount of 2.6% Sustainability-Linked Senior Notes due 2032 (the "Notes"), with the coupon linked to Newmont’s performance against key ESG commitments regarding 2030 climate targets and the representation of women in senior leadership roles target. In connection with the issuance of the Notes, Newmont published a Sustainability-Linked Bond Framework and obtained a second party opinion on the framework from Institutional Shareholder Services group of companies ("ISS") ESG. The Notes align Newmont’s business and financing with its commitments and values by creating a direct link between its sustainability performance and funding strategies.
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
Our Environmental Reclamation and Remediation Commitments. Each operating mine has a reclamation plan in place that meets, in all material respects, applicable legal and regulatory requirements. We are also involved in several matters concerning environmental obligations associated with former, primarily historical, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. The reclamation and remediation stage is a multifaceted process with complex risks. Successfully closing and reclaiming mines is crucial for gaining stakeholder trust and maintaining social acceptance. Notably, Newmont is committed to the implementation of the GISTM for tailing storage facilities by 2025. Compliance with GISTM remains ongoing and has and may continue to result in further increases to our sustaining costs and estimated closure costs. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in connection with closure are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs. For a discussion of the most significant reclamation and remediation activities, refer to Note 6 and Note 25 to the Consolidated Financial Statements. For discussion of regulatory, tailings storage facilities, water, climate and other environmental risks, refer to Item 1A, Risk Factors, for additional information.
Social Practices
Our People. At Newmont, one of the strategic pillars is people.
The success of our business comes from the accomplishments and well-being of our employees and contractors. That is why we strive to build a workplace culture that fosters leaders where everyone belongs, thrives, and is valued.
At December 31, 2023, approximately 21,700 people were employed by Newmont and Newmont subsidiaries and approximately 18,500 people were working as contractors in support of Newmont’s operations and attainment of our objectives. Additionally, at December 31, 2023, approximately 31% of our workforce were members of a union or participated in collective bargaining. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly and providing them with safe and healthy working conditions. For a discussion of related risks, refer to Item 1A, Risk Factors.
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
Enterprise-wide female representation at the end of 2023 increased from 15 percent in 2022 to 16 percent. Mine sites continued to progress in implementing their action plans, leading to an overall increase in the representation of females in operations (General Manager downlines) from 9% to 11% in 2023. Female representation in senior leadership roles also increased from 30% to 33% in 2023. Female representation at the Board level in 2023 was 46% of independent directors with 69% of independent directors being either gender or ethnically diverse.
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
ESG Performance-based Compensation. The importance of ESG performance is emphasized with our workforce through our training and development programs and our compensation design. Employees eligible for our short-term incentive plan are held accountable for the Company’s health, safety and sustainability performance through Newmont’s performance-based compensation structure. ESG will comprise 30% of the Company’s Short-term Incentive Plan payout for 2023, with 20% allocated to health & safety metrics and 10% to sustainability performance based upon key public indices. In 2023, Newmont generated strong above target results in our health and safety and our sustainability measures with all sites having performed above target for manager/supervisor critical control verifications and manager coaching to support fatality risk management, and strong recognition by external rating agencies in connection with sustainability, including with S&P Global CSA (DJSI) ranking Newmont as the leader in the Mining & Metals sector.
Additional information regarding the Company’s compensation programs and performance will be provided in the 2023 Proxy Statement.
Health and Safety. We believe that our operations are in compliance with applicable laws and regulations in all material respects. We continue to sustain robust controls at our operations and offices around the globe. The quality of our Health & Safety Management System is audited regularly as part of our assurance and governance process.
The quality and quantity of critical control verifications ("CCVs") in the field are important leading indicators for preventing fatalities and significant potential events ("SPEs"). In 2023, we completed over 650,000 CCVs in the field (a 5% increase compared to 2022). More than 86,000 controls were identified as absent or failed, which means we were able to implement the control in the field and prevent a serious event. SPEs were up 2% compared to 2022. Newcrest data has been excluded from the 2023 values due to the timing of the acquisition.
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
Governance Practices
Board of Directors Oversight. Newmont believes that strong corporate governance, with management accountability and active oversight from an experienced Board of Directors, is essential for mitigating risk, serving in the best interests of all stakeholders and creating long-term value. The highest level of oversight at Newmont resides with Newmont’s Board of Directors (the “Board”). The Board plays a critical role, overseeing the Company’s business strategy and the overall goal of delivering long-term value creation for shareholders and other stakeholders. The members of Newmont’s Board bring a broad range of backgrounds, experiences and talents, along with ethnic, racial and gender diversity, to our governance process. As of December 31, 2023, the Board was comprised of 14 directors (13 independent non-executive directors and one executive director) with more than 65% of the independent directors with a form of ethnic, racial or gender diversity to the Board, with 46% female representation among independent directors.
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
Risk Factor Summary
We are subject to a variety of risks and uncertainties, including risks related to our operations and business, financial risks, risks related to our industry, environmental and climate risks, risks related to the jurisdictions in which we operate, risks related to our workforce, legal risks and risks related to our common stock, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described in Item 1A, Risk Factors of this report. These risks include, but are not limited to, the following:
•A substantial or extended decline in gold, copper, silver, lead or zinc prices would have a material adverse effect on us.
•We may be unable to replace gold, copper, silver, lead or zinc reserves as they become depleted.
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
•Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.
•We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure and risks associated with implementation, upgrade, operation and integration.
•To the extent we hold or acquire interests in any joint ventures or enter into any joint ventures, our interests in these properties is subject to risks normally associated with the conduct of joint ventures.
•Our operations and business have in the past been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future by pandemics, epidemics and other health emergencies.
•Increased exposure to foreign exchange fluctuations and capital controls may adversely affect Newmont’s costs, earnings and the value of some of our assets.
•Future funding requirements may affect our business, our ability to pursue new business opportunities, invest in existing and new projects, pay cash dividends or engage in share repurchase transactions.
•Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations.
•Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
•Any downgrade in the credit ratings assigned to our debt securities could increase our future borrowing costs and adversely affect the availability of new financing.

•Returns for investments in pension plans are uncertain.
•We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.
•Mining operations involve a high degree of risk, including hazards related to the use of explosives and hazardous chemicals and critical equipment failure.
•We rely on our supply chain operations to procure goods and services to conduct aspects of our operations and projects, and competition with other natural resource companies, and shortage of critical parts and equipment may adversely affect our operations and development projects.
•We may be unable to obtain or retain necessary permits, leases, or other types of land tenure which could adversely affect our operations.
•Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.
•Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks.
•Civil disturbances and criminal activities can disrupt business and expose the Company to liability.
•Our operations face substantial regulation of health and safety.
•Our operations are subject to extensive environmental laws and regulations.
•Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.
•Our operations are subject to a range of transitional and physical risks related to climate change.
•Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability.
•Our operations may be adversely affected by rising energy prices or energy shortages.
•Our operations are dependent on the availability of sufficient water supplies and subject to water-related risks.
•Our operations and projects are subject to risks related to our relationships and/or agreements with local communities and laws for the protection of cultural heritage.
•Our operations are subject to risks of doing business in multiple jurisdictions.
•New or changing legislation and tax risks in certain operating jurisdictions could negatively affect us.
•Changes in mining or investment policies or shifts in political and social attitudes in the jurisdictions in which we operate may adversely affect our operations or profitability.
•Our operations at Yanacocha and the development of the Conga project in Peru are subject to political and social unrest risks.
•Our Merian operation in Suriname is subject to political and economic risks.
•Our operations at Ahafo and Akyem in Ghana are subject to political, economic and other risks.
•Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest.
•Our operations at Lihir and Wafi-Golpu in Papua New Guinea are subject to political and regulatory risks and other uncertainties.
•Our operations in Canada are subject to political and regulatory risks and other uncertainties.
•Our business depends on good relations with our employees.
•Our Peñasquito operation in Mexico is subject to social, political, regulatory, and economic risks.
•We may not be able to operate successfully if we are unable to recruit, hire, retain and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to perform their jobs in a safe and respectful work environment.
•We rely on contractors to conduct a significant portion of our operations and construction projects.
•Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and national anti-bribery laws and regulations, a breach or violation of which could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of licenses or permits and other collateral consequences and reputational harm.
•Title to some of our properties may be insufficient, defective, or subject to legal challenge in the future.

•The price of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.
•Holders of our common stock may not receive dividends.
•Significant demands will be placed on the combined company as a result of the combination.
•We may not realize the anticipated benefits of the Newcrest transaction and the integration of Newcrest and Newmont may not occur as planned.
•Newcrest’s public filings were subject to Australian disclosure standards, which differ from SEC disclosure requirements.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Forward-Looking Statements
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “estimate(s),” “should,” “intend(s),” "target(s)," "plan(s)," "potential," and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:
•estimates regarding future earnings and the sensitivity of earnings to gold, copper, silver, lead, zinc and other metal prices;
•estimates of future mineral production and sales;
•estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis, including estimates of future costs applicable to sales and all-in sustaining costs;
•estimates of future cash flows and the sensitivity of cash flows to gold, copper, silver, lead, zinc and other metal prices;
•estimates of future capital expenditures, including development and sustaining capital, as well as construction or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;
•estimates as to the projected development of certain ore deposits or projects, such as the Tanami Expansion 2, Ahafo North, Yanacocha Sulfides, Pamour, Cerro Negro District Expansion 1, Cadia Block Cave, Red Chris Block Cave and Wafi-Golpu, including without limitation expectations for the production, milling, costs applicable to sales, all-in sustaining costs, mine-life extension, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates, construction completion dates and other timelines;
•estimates of reserves and resources statements regarding future exploration results and reserve and resource replacement and the sensitivity of reserves to metal price changes;
•statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future share repurchase transactions, debt repayments or debt tender transactions;
•statements regarding future cash flows and returns to shareholders, including with respect to future dividends, the dividend framework and expected payout levels;
•estimates regarding future exploration expenditures and discoveries;
•statements regarding fluctuations in financial and currency markets;
•estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
•expectations regarding statements regarding future or recently completed transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters, and expectations from the integration of Newcrest, including the combined company’s production capacity, asset quality and geographic spread;
•estimates of future cost reductions, synergies, including pre-tax synergies, savings and efficiencies, and future cash flow enhancements through portfolio optimization;
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
•estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation, in connection with water treatment, such as the Yanacocha water treatment plants, and tailings management;
•statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized reserve potential;
•estimates of pension and other post-retirement costs;
•statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements; and
•estimates of future cost reductions, synergies, savings and efficiencies in connection with full potential programs and initiatives.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:
•there being no significant change to current geotechnical, metallurgical, hydrological and other physical conditions;
•the price of gold, copper, silver, lead, zinc and other metal prices and commodities;
•the cost of operations and prices for key supplies;
•currency fluctuations, including exchange rate assumptions;
•other macroeconomic events impacting inflation, interest rates, supply chain, and capital markets;
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
•changes in tax laws;
•political developments in any jurisdiction in which Newmont operates being consistent with its current expectations;
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
Risks Related to Our Operations and Business
A substantial or extended decline in gold, copper, silver, lead or zinc prices would have a material adverse effect on us.
Our business is dependent on the prices of gold, copper, silver, lead and zinc, which fluctuate on a daily basis and are affected by numerous factors beyond our control. Factors tending to influence prices include:
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
•Interest rates;
•Recession or reduced economic activity in the United States, Australia, China, India and other industrialized or developing countries;
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
Average gold prices for 2023 were $1,941 per ounce (2022: $1,800; 2021: $1,799), average copper prices for 2023 were $3.85 per pound (2022: $3.99; 2021: $4.23), average silver prices for 2023 were $23.35 per ounce (2022: $21.73; 2021: $25.12), average lead prices for 2023 were $0.97 per pound (2022: $0.98; 2021: $1.00), and average zinc prices for 2023 were $1.20 per pound (2022: $1.58; 2021: $1.36). Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to sales of gold, copper, silver, lead or zinc. We have recorded impairments in the current year and may experience additional impairments in future years as a result of lower gold, copper, silver, lead or zinc prices.
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
We may be unable to replace gold, copper, silver, lead or zinc reserves as they become depleted.
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
We may consider, from time to time, the acquisition of ore reserves from others related to development properties and operating mines. Such acquisitions are typically based on an analysis of a variety of factors including historical operating results, estimates of and assumptions regarding the extent of ore reserves, the timing of production from such reserves and cash and other operating costs. Other factors that affect our decision to make any such acquisitions may also include our assumptions for future gold, copper, silver, lead or zinc prices or other mineral prices and the projected economic returns and evaluations of existing or potential liabilities associated with the property and its operations and projections of how these may change in the future. In addition, in connection with any acquisitions we may rely on data and reports prepared by third parties (including ability to permit and compliance with existing regulations) and which may contain information or data that we are unable to independently verify or confirm. Other than historical operating results, all these factors are uncertain and may have an impact on our revenue, our cash flow and other operating issues, as well as contributing to the uncertainties related to the process used to estimate reserves and resources. In addition, there may be intense competition for the acquisition of attractive mining properties.
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
The reserves stated in this report represent the amount of gold, copper, silver, lead, zinc and molybdenum that we estimated, at December 31, 2023, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, or will be, to a large extent, based on the prices of gold, copper, silver, lead, zinc, and molybdenum and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. If our reserve estimations are required to be revised due to significantly lower gold, copper, silver, lead, zinc, and molybdenum prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, this could result in material write-downs of our investment in mining properties, goodwill and increased amortization, reclamation and closure charges.
Producers use pre-feasibility or feasibility studies for undeveloped ore bodies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating and capital cost and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phases of exploration until commencement of production, during which time, the economic feasibility of production may change.
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
In addition, if the price of gold, copper, silver, lead, zinc, or molybdenum declines from recent levels, if production costs increase, grades decline, recovery rates decrease or if applicable laws and regulations are adversely changed, the indicated level of recovery may not be realized or mineral reserves or resources might not be mined or processed profitably. Similarly, mineral reserves may be impacted if assumptions relating to mine planning change or are not achieved, for example if planned improvements from our Full Potential programs are not realized. If we determine that certain of our mineral reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves and resources. Consequently, if our actual mineral reserves and resources are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

Reserves and resources disclosed in this Form 10-K have been prepared in accordance with the Regulation S-K 1300. In 2021, the Company transitioned its approach to reporting and internal methodologies to take into account the required change from the SEC’s Industry Guide 7 to Regulation S-K 1300. To the extent that regulators adopt new requirements and issue or modify related guidance and interpretations in the future, it could result in changes to mineral reserve and mineral resource information.
Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated.
Mine development and expansion projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during permitting, development, construction and mine start-up. Our decision to develop a project is typically based on the results of studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:
•Changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;
•Changes in input commodity and labor costs;
•The quality of the data on which engineering assumptions were made;
•Increases in development capital and investment costs;
•Adverse geotechnical, geothermal and hydrogeological conditions;
•Availability of adequate and skilled labor force;
•Availability, supply and cost including: critical assets, water, reagents, and power;
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
•Potential delays and restrictions in connection with health and safety issues, including pandemics (such as COVID-19 and related variants) and other infectious diseases, such as malaria or the zika virus;
•Potential delays relating to social and community issues, including, without limitation, issues resulting in protests, road blockages or work stoppages; and
•Potential challenges to mining activities or to permits or other approvals or delays in development and construction of projects based on claims of disturbance of cultural resources or the inability to secure consent generally from Indigenous groups.
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
For our existing operations, we base our mine plans on geological and metallurgical assumptions, financial projections and commodity price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves, revisions to environmental obligations, changes in legislation and/or our political or economic environment, and other significant events associated with or impacting mining operations. Further, future positive revisions, if any, remain subject to improvements in costs, recovery, commodity price or a combination of these and other factors. Additionally, we review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, and an impairment charge is incurred, such charges are not reversible at a later date even when favorable modifications to our proven and probable reserves and measured, indicated and inferred resources, favorable revisions to environmental obligations, favorable changes in legislation and/or our political or economic environment, and other favorable events occur. As a result of these uncertainties, actual results may be less favorable than estimated returns and initial financial outlook.
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
Our operational costs, including, without limitation, labor costs, can be impacted by inflation. Certain of our operations are located in countries that have in the past experienced high rates of inflation, such as in Argentina, Suriname, and Ghana. It is possible that in the future, high inflation in the countries in which we operate may result in an increase in operational costs in local currencies (without a concurrent devaluation of the local currency of operations against the dollar or an increase in the dollar price of gold, copper, silver, lead or zinc). A material increase in costs at any significant location could have a significant effect on our profitability and operating cash flow.
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
Natural resource extractive companies are required to close their operations and rehabilitate the lands that they mine in accordance with a variety of environmental laws and regulations. Estimates of the total ultimate closure and rehabilitation costs for gold, silver, copper, zinc and lead mining operations are significant and based principally on current legal, community and regulatory requirements and mine closure plans that may change materially.
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
The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 25 to the Consolidated Financial Statements. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position. Any underestimated or unanticipated retirement and rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, or new permit conditions or limits are added, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to Newmont stockholders and potentially result in impairments.
For example, in early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, the MINAM, issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the MINEM. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations to 2027. In June 2023, Yanacocha received approval of its updated compliance plan from MINEM and was granted an extension to June 2026 to achieve compliance. The Company appealed this approval to the Mining Council requesting the regulatory extension until 2027. In December 2023, this appeal was granted and the Mining Counsel has established that MINEM must approve a new schedule considering permits, technical studies, logistics and the implementation of the plan.
The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, were progressed in 2023 as the study team continued to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, in conjunction with the Company’s annual 2023 update process for all asset retirement obligations, the Company recorded an increase of $1,131 to the Yanacocha reclamation liability based on the progress of the closure studies with a corresponding non-cash charge of $1,101 recorded to reclamation expense related to portions of site operations no longer in production with no expected substantive future economic value and $30 recorded as an increase to the asset retirement cost for producing areas of the operation. The annual 2023 update included an initial consideration of known risks (including the associated risk that water treatment estimates could change in the future as more work is completed). However, these and other risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, a comprehensive review of our tailings storage facility management, review of Yanacocha’s water balance and storm water management system and review of post-closure management costs. The ongoing Yanacocha closure studies are expected to be progressed in 2024 and continue in the future. Future material increases or decreases to the asset retirement obligation could occur as additional analyses are completed and further refinements to water quality and volume modeling are completed. Additionally, revisions to the Yanacocha reclamation plan may change in connection with the Company’s ultimate submission and review of the plan with Peruvian regulators. Refer to Notes 6 and 25 to our Consolidated Financial Statements for information regarding reclamation and remediation, and Note 1 to our Consolidated Financial Statements regarding the Company’s interest in Yanacocha.
Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.
Damage to our reputation can be the result of the actual or perceived occurrence of a variety of events and circumstances, and could result in negative publicity (for example, with respect to handling of environmental, tailings and tailings failures, employee, safety and security matters, dealings with local community organizations or individuals, community commitments, handling of cultural sites or resources, and various other matters).
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
Our Code of Conduct (the “Code”) forms the foundation of our internal governance structure as well as our commitment to responsible mining. We encourage employees and others to promptly report incidents of possible violations of the Code and/or our global policies and standards, including without limitation in the areas of business integrity, social and environmental, community relations and human rights. Employees and non-employees, including suppliers and community members, can anonymously report concerns via our third-party-administered helpline. Each mine site also has a complaints and grievances register to record matters raised by local stakeholders. When necessary, we use independent mechanisms agreed to by the complainants, such as a local leader or committee, to facilitate resolution of such matters before they require public or legal intervention. However, we are not always able to resolve these matters before they are raised publicly or in legal or regulatory proceedings and in the future we may not be able to meet the growing demands of stakeholders through these mechanisms. Such matters once publicized may negatively impact our reputation and may have a material adverse effect on our business, financial position and results of operations.
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
We are dependent upon information technology and operational technology systems. The operating and control systems at our mines increasingly leverage technology-based solutions based on a combination of on-premises and cloud-based platforms. These systems are crucial for operating our mines safely and efficiently. Our systems, and those of our third-party service providers and vendors, may be targeted by increasingly sophisticated threat actors. These threats include continually evolving cybersecurity risks from a variety of sources, including, without limitation, malware, computer viruses, cyber threats, extortion, employee error, malfeasance, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, and the increasing sophistication of the threat actors. Additionally, unauthorized parties may attempt to gain access to these systems for company information through fraud or other means of deceiving our third-party service providers, employees or vendors. We have experienced attempts by external parties to compromise our networks and systems. For example, in 2020, we detected a cyberattack on our systems. Although we were able to respond quickly to stop the continued spread of the threat, it took significant time and resources to fully identify the scope of the attack and to recover our systems and data. The cost of responding to and remediating such event was immaterial. Although the 2020 attempts and other cyber incidents to date have not resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for preparing and protecting against such attempts and mitigating such risks may prove to be insufficient against future attacks. Any future material compromise or breach of our IT systems could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. Given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions. In addition, new technology that could result in greater operational efficiency, such as our use of artificial intelligence, fleet electrification, and autonomous vehicles, may further expose our operations and computer systems to the risk of cybersecurity incidents. Outages in our operational technology may affect operations related to health and safety and could result in putting lives at risk of harm or death. In addition, as technologies evolve and these cybersecurity attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. Such efforts may prove insufficient to deter future cybersecurity attacks or prevent all security breaches. While we maintain general insurance, we no longer maintain specific insurance policies covering cybersecurity risk due to increased premium costs and restrictions to coverage, and, as such, any events for which we are not insured may results in additional costs and could affect our results of operations and financial position.
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
To the extent that we are not the operator of joint venture properties, such that we will be unable to control the activities of the operator, the success of such operations will be beyond our control. In many cases we will be bound by the decisions made by the operator in the operation of such property, and will rely on the operator to manage the property and to provide accurate information related to such property. We can provide no assurance that all decisions of operators of properties we do not control will achieve the expected results.

For example, our joint ventures, including the joint venture that combined our and Barrick Gold Corporation’s (“Barrick”) respective Nevada operations, forming NGM, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”), may not be as beneficial to us as expected, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, integration challenges, political risks, labor disputes or other factors. Pursuant to the terms of the Nevada JV Agreement, we hold a 38.5 percent economic interest and Barrick holds a 61.5 percent economic interest in NGM. Barrick operates NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of three managers appointed by Barrick and two managers appointed by Newmont. Outside of certain prescribed matters, decisions of the Board of Managers will be determined by majority vote, with the managers appointed by each company having voting power in proportion to such company’s economic interests in NGM. Because we beneficially own less than a majority of the ownership and governance interests in NGM, we have limited control of NGM’s operations, and we depend on Barrick to operate NGM. In the event that Barrick has interests, objectives and incentives with respect to NGM that differ from our own, there can be no assurance that we will be able to resolve such disagreement in our favor. Any such disagreement could have a material adverse effect on our interest in NGM, the business of NGM or the portion of our growth strategy related to NGM. Additionally, to the extent NGM is subject to liabilities or litigation, we would be responsible for a proportional share of certain liabilities and/or NGM’s operations could be impacted, which could have an adverse impact on the Company’s cash flows, earnings, results of operations and financial position.
In addition, following the Newcrest transaction, equity positions in several mining companies have become part of the Newmont portfolio and increase its exposure to non-managed investments. For example, we hold a 32.0% equity interest in Lundin Gold, a Canadian mine development and operating company, operating the Fruta del Norte gold mine in Ecuador.
Additionally, the Company is subject to certain funding requirements in connection with its joint ventures. Joint venture funding requirements, as well as the ability of partners to meet their financial and other obligations, may result in increases to our costs and required capital expenditures and possible delays in joint venture activities. Refer to Note 15 to the Consolidated Financial Statements for more information including with respect to loan agreements with Pueblo Viejo.
Our operations and business have in the past been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future by pandemics, epidemics and other health emergencies.
The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt operations and may materially and adversely affect its business and financial conditions. For example, the global COVID-19 pandemic significantly impacted our operations in 2020 and 2021, and to a lesser extent in 2022. In order to protect nearby communities and align with government travel restrictions or health considerations, certain of Newmont’s operations were temporarily put into care and maintenance resulting in a temporary decrease in production at these sites in 2020 and 2021. Additionally, the majority of our sites experienced pandemic-related absenteeism in 2021 and early 2022. In addition, the Company incurred costs during 2020 and 2021 as a result of actions taken to protect against the impact of the COVID-19 pandemic and comply with local mandates, and could be required to incur such costs in the future. Reductions in our operational activities due to COVID-19, or another pandemic, epidemic or health outbreak, could result in additional sites being placed into care and maintenance for extended periods of time and/or have a material adverse impact on our business, or financial condition, results of operations and cash flows. If the majority of our sites are placed into care and maintenance, this could significantly reduce our cash flow and impact our ability to meet certain covenants related to our revolving credit facility and borrowing capacity.
Financial Risk
Increased exposure to foreign exchange fluctuations and capital controls may adversely affect Newmont’s costs, earnings and the value of some of our assets.
Our reporting currency is the U.S. dollar and the majority of our earnings and cash flows are denominated in U.S. dollars. We conduct certain business in currencies other than the U.S. dollar. A portion of our operating expenses are incurred in local currencies. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms at mines located outside the United States. The foreign currencies that primarily affect our results of operations are the Australian Dollar and the Canadian Dollar. Our consolidated earnings and cash flows may also be impacted by movements in the exchange rates. Change in the value of the currencies of the Australian Dollar, Canadian Dollar, the Mexican Peso, the Argentine Peso, the Ghana Cedi, the Papua New Guinea Kina, the Chilean Peso, the Surinamese Dollar or the Fijian Dollar versus the U.S. dollar could negatively impact our earnings. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates and more information our exposure to foreign exchange rate fluctuations, see Foreign Currency Exchange Rates section in Part II, Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
From time to time, countries in which we operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging market countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on Newmont, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. Measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for Newmont. For example, Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% for the last five years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency. These restrictions directly impact the timing of Cerro Negro's ability to remit cash from gold sales and pay interest and principal portions of intercompany debt to the Company. In addition, PNG is currently experiencing a backlog by foreign and domestic companies and governmental agencies to convert Kina into foreign currencies. The Bank of PNG implements foreign exchange controls and manages the exchange rate of the kina against the U.S. dollar. There is a risk that further changes in foreign exchange controls may adversely impact future revenue and profitability. For more information, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. See also risk factors under the headings “Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest”, “Our operations at Ahafo and Akyem in Ghana are subject to political, economic and other risks” and “Our Merian operation in Suriname is subject to political and economic risks”, “Our operations at Lihir and Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties” and “Our operations at Red Chris and Brucejack in British Columbia, Canada are subject to political and regulatory risks and other uncertainties” below.
Future funding requirements may affect our business, our ability to pursue new business opportunities, invest in existing and new projects, pay cash dividends or engage in share repurchase transactions.
Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold, copper, silver, lead and zinc prices, our operating cash flow may not be sufficient to meet all of these expenditures, or result in strategic reprioritization of the project portfolio, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities, and fund construction and operation of potential future projects. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, copper, silver, lead and zinc prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. However, U.S. and global markets have, from time to time, experienced significant dislocations and liquidity disruptions. For example, the COVID-19 pandemic and events related to the recent and on-going conflicts (such as sanctions in Ukraine, Russia and/or Belarus), have in the past, and may in the future cause volatility and pricing in the capital markets. Additional financing may not be commercially available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing shareholders. In the event of lower gold, copper, silver, lead or zinc prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt, fund share repurchase programs and transactions and pay dividends could be significantly constrained. The Company’s repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. See also the risk factor under the heading “Holders of our common stock may not receive dividends.” In addition, our joint venture partners may not have sufficient funds or borrowing ability in order to make their capital commitments. In the case that our partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.
Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations.
We review our operations for events and circumstances that could indicate that the carrying value of our long-lived assets may not be recoverable. If indicators of impairment are determined to exist at our mine operations, we review the recoverability of the carrying value of long-lived assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. We also review our goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Management makes multiple assumptions in estimating future cash flows, which include production levels based on life of mine plans, future costs of production, estimates of future production levels based on value beyond proven and probable reserves at our operations, prices of metals, the historical experience of our operations and other factors. There are numerous uncertainties inherent in estimating production levels of gold, copper, silver, lead and zinc and the costs to mine recoverable reserves, including many factors beyond our control that could cause actual results to differ materially from expected financial and operating results or result in future impairment charges. We may be required to recognize material non-cash charges relating to impairments of long-lived assets and/or goodwill in the future if actual results differ materially from management’s estimates, which include metal prices, our ability to reduce or control production costs or capital costs through strategic mine optimization initiatives, increased costs or decreased production due to regulatory issues or if we do not realize the mineable reserves, resources or exploration potential at our mining properties. Additions to asset retirement costs could result in impairment charges.
We recorded substantial goodwill, primarily as the result of our acquisition of Newcrest in 2023. We accounted for the acquisition of Newcrest using the acquisition method of accounting, which requires that purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed of Newcrest based on their respective fair market values. Any excess purchase price is allocated to goodwill. Our balance sheet reflects additions to the carrying amount of goodwill recognized in connection with the Newcrest transaction.
The Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline. A decision to reprioritize, sell or abandon a development project could result in a future impairment charge. For example, in response to challenging market conditions, which included inflationary pressures and supply chain disruptions, in 2023 the Company announced the deferral for at least two years of the full-funds investment decision for the Yanacocha Sulfides project in Peru. With the delay of the Yanacocha Sulfides project, management will focus on optimizing its allocation of funds to current operations and other capital commitments, while also assessing execution options and project plans options, up to and including transitioning Yanacocha operations into full closure. The Company also periodically updates the economic model for its Conga project to understand changes to the estimated capital costs, cash flows, and economic returns from the project. Certain decisions or changes in circumstances could result in determinations that carrying value is not recoverable and could result in impairment. See Part II, Item 7 under the heading “Critical Accounting Estimates – Carrying value of long-lived assets and Carrying value of Conga” for additional information.
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
There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services, Moody’s Investors Service, or Fitch Ratings to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. The Company’s credit ratings have been subject to change over the years. We currently maintain a Standard & Poor’s rating of “BBB+” (stable outlook). Moody’s Investors Service rating of Baa1 (positive outlook), and a Fitch Ratings rating of A- (stable outlook). We cannot make assurances regarding how long these ratings will remain unchanged or regarding the outcome of the rating agencies future reviews (including following any planned or future business combinations). A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.
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
•Industrial accidents, including in connection with the operation of heavy mobile equipment, milling equipment and/or conveyor systems and accidents associated with the preparation and ignition of large-scale blasting operations, milling and processing;
•Accidents in connection with transportation, including transportation of chemicals, explosives or other materials, transportation of large mining equipment and transportation of employees and business partners to and from sites;
•Social, community or labor force disputes resulting in work stoppages or shipping delays, such as at Peñasquito, Cerro Negro, Merian, Akyem and Lihir, or related loss of social acceptance of community support;
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
•Metallurgical conditions and gold, copper, silver, lead, zinc and other metal recovery, including unexpected decline of ore grade;
•Unanticipated changes in inventory levels at heap-leach operations;
•Ground and surface water conditions;
•Fall-of-ground accidents in underground operations;
•Failure of mining pit slopes, tailings embankments, and other tailing depositions, or water storage dams;
•Seismic activity;
•Surface or underground fires or floods, inundation or inrush of water and other materials; and
•Other natural phenomena, such as lightning, cyclonic or tropical storms, drought, avalanches, landslides, wildfires, tsunami, floods, or other inclement weather conditions, including those impacting operations or the ability to access and supply sites.
The occurrence of one or more of these events in connection with our exploration activities, development and production and closure of mining operations may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, work stoppages, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial position.
Mining operations involve a high degree of risk, including hazards related to the use of explosives and hazardous chemicals and critical equipment failure.
Our operations are subject to risks associated with the transportation, storage, handling and use of explosives and hazardous chemicals. These include unplanned detonation of explosives and catastrophic release of hazardous chemicals (for example, due to vessel rupture resulting in an explosion or toxic gas release). Critical equipment related risks that apply to various Newmont sites include for example, mill failure arising from catastrophic failure of a component, or unavailability of mine haul fleet. Other critical equipment related risks may be site specific. For example, asset integrity at Lihir may be impacted by the proximity of the mine to a corrosive marine environment. The occurrence of such catastrophic events may result in work stoppages, damage to or destruction of mines and other producing facilities, damage to or loss of life and property, environmental damage and possible legal liability for any or all damage or loss and may adversely affect the Company’s operating results and financial condition

We rely on our supply chain operations to procure goods and services to conduct aspects of our operations and projects, and competition with other natural resource companies, and shortage of critical parts and equipment may adversely affect our operations and development projects.
Production continuity and cost profile can be impacted by risks associated with the management and operation of the Company’s inbound global supply chain (including risks associated with the inventory management of critical equipment, spares and consumables). We rely on our global supply chain to procure goods and services from contractors to conduct aspects of our operations and projects. We are exposed to material availability, disruption and performance risks across our supply chain, including lack of suitable suppliers or contractors, cost increases, impacts of pandemics and epidemics on the supply chain, transportation and logistics issues including delays in delivery, disruption to trade flows due to geopolitical tensions and/or changes in legislation, performance of suppliers and contractors to contractual terms, and damage to our reputation caused by actions of our suppliers or contractors. See the risk factors “We rely on contractors to conduct a significant portion of our operations and construction projects” and “Our operations may be adversely affected by rising energy prices or energy shortages” below for further information.
Inbound supply chain disruptions could lead to mine site production curtailment or stoppage if a critical material or labor input unavailability. This could have a material adverse impact to our financial condition depending on the duration of the curtailment or stoppage. The Company is also exposed to outbound supply chain risk, particularly fluctuating transportation charges, delays in delivery of shipments, theft, terrorism, geopolitical tensions and border closures and adverse weather conditions.
In addition, we compete with other natural resource companies for specialized equipment and supplies necessary for exploration and development, as well as for rights to mine properties containing gold, copper, silver, lead, zinc, and other minerals. The mining industry has been impacted, from time to time, by increased demand for critical resources such as input commodities, drilling equipment, trucks, shovels and tires. These shortages have, at times, impacted the efficiency of our operations, and resulted in cost increases and delays in construction of projects; thereby impacting operating costs, capital expenditures and production and construction schedules. We may be unable to obtain the services of skilled personnel and contractors or specialized equipment or supplies, or to acquire additional rights to mine properties, which could have an adverse effect on our competitive position or adversely impact our results of operations.
We may be unable to obtain or retain necessary permits, leases, or other types of land tenure, which could adversely affect our operations.
Our mining and processing operations and development and exploration activities are subject to extensive permitting requirements. The requirements to obtain and/or achieve or maintain full compliance with such permits can be costly and involve extended timelines. While we strive to obtain and comply with all permits required of us, there can be no assurance that we will obtain all such permits and/or achieve or maintain full compliance with such permits at all times. Previously obtained permits may be suspended or revoked for a number of reasons, including through government or court action. New or amended permits may also be required to continue existing activities, as new laws come into effect or regulators change their application of laws. Failure to obtain and/or comply with required permits can have serious consequences, including damage to our reputation; cessation of the development of a project; increased costs of development or production and litigation or regulatory action, any of which could materially adversely affect our business, results of operations or financial condition.
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
Certain of our mining and processing operations, including tailings storage, and project expansion and development activities require mineral and/or surface properties that are leased or otherwise granted to the Company for a specific period of time. Obtaining and/or maintaining, extending, and renewing the Company’s rights, titles, or interests ("Legal Title") in and to these properties can be costly, subject to political and social risks, and no assurance can be provided that all necessary leases or other types of land tenure will be granted, maintained, extended, or renewed. For example, additional tailings capacity is needed to support future growth and sustainability of Boddington operations beyond 2025. Boddington’s existing tailings facility is expected to reach the permitted capacity in 2026. Following advancement of the life of mine tailings study to explore options for continued tailings deposition, the Company decided to expand the existing F1/F3 Residue Disposal Area ("RDA") from an ultimate capacity of 600Mt to 750Mt to provide storage capacity to 2029, subject to permitting and other approvals, and approved commencement of studies for a new nearby tailings facility, termed RDA2. The cost and viability of other options remains uncertain at this time. The Company continues to work through incorporating the requirements of the GISTM. Further, the Boddington operation is primarily located on mining leases with renewal dates commencing in 2028. The lease renewal, as well as additional leases required in connection with tailings expansion, require cooperation and agreements with third parties. No assurances can be provided that such renewals and additional lease scope for further tailings capacity will be secured at similar cost, commercially reasonable terms, or at all. A failure to secure agreement on commercially reasonable terms could result in increased costs, requirements to move infrastructures, modification to future plans, including cessation of mining. Similarly, the current capacity of the TSFs at Cadia should support operations through to late 2029 by exhausting capacity within the current Pit TSF ("PTSF") and by constructing a raise to the South Tailings Storage Facility ("STSF"), as has been permitted. Studies evaluating potential options to increase tailings storage capacity are underway, including the proposal to construct an extension to the current STSF "STSFX") to provide capacity to approximately 2050.
Failure to obtain necessary leases and other types of land tenure can have serious consequences, including loss of Legal Title in and to mineral and/or surface properties that are owned or controlled by the Company, cessation of operations and processing or the development of a project and/or increased costs, litigation or regulatory action, any of which could materially adversely affect our business, results of operations or financial condition. See also the risk factors under the headings “Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability,” and “Title to some of our properties may be insufficient, defective, or challenged”.
Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.
Greater scrutiny on the private sector broadly and multi-national companies specifically, to contribute to sustainable outcomes in the places where they operate, has led to a proliferation of standards and reporting initiatives focused on environmental stewardship, social performance and transparency. Extractive industries, and mining in particular, have seen significant increases in stakeholder expectations. These businesses are increasingly required to meaningfully engage with impacted stakeholders; understand and avoid or mitigate negative impacts while optimizing economic participation and uplift opportunities associated with their operations. The expectation is for companies to create shared value for shareholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high socio-economic and environmental impacts. In Canada, for instance, there is increased expectation that is also increasingly supported by regulations and/or case law for Indigenous communities on whose traditional territories mineral development occurs or is impacted by mineral development to share in the economic prosperity of the mine, and for such communities to share in joint decision making with government regulators on various permitting efforts. Newmont has over many years developed and continues to evolve a robust system of ESG management that includes policies, standards, guidance, assurance, participation in international organizations focused on improved performance and outcomes for host communities and the environment. In Ghana, for instance, in response to resettlement-related complaints, Newmont worked with national and local government authorities, traditional leaders, impacted farmers/landowners and other concerned stakeholders to analyze impacts, extend programs to support vulnerable households and provide enhanced and/or alternative livelihood support. Despite the Company’s commitment to on-going engagement with communities and stakeholders, no assurances can be provided that increased stakeholder expectations will not result in adverse financial and operational impacts to the business, including, without limitation, operational disruption, increased costs, increased investment obligations, increased commitments to local and/or Indigenous communities with fiscal implications, and increased taxes and royalties payable to governments.
Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks.
Artisanal, small scale and illegal miners have been active on, or adjacent to, some of Newmont’s African and South American properties, including in Peru, Suriname and Ghana in recent years. For example, in Ghana in 2019, illegal miners attacked a field team of security guards employed by a security contractor, tragically resulting in a fatality. While we are working collaboratively with the artisanal miners in Suriname on a program that includes improving mining practices for improved safety, environmental and processing practices as well as alternative livelihood opportunities, this not always possible. Illegal mining, which involves trespass into the development or operating area of the mine, poses security, safety and environmental issues, which may present a security threat to property and human life. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, safety and health impacts of artisanal and illegal mining are frequently attributed to formal large scale mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners normally have separate and distinct supply chains. These misconceptions impact negatively on the reputation of the industry. The activities of the illegal miners could cause damage to Newmont’s properties or result in inappropriate or unlawful use of force for which Newmont could potentially be held responsible. The presence of illegal miners could lead to exploration and project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development. Finally, it is difficult to separate potential or actual environmental impacts from Newmont's activities from those of artisanal miners who have illegally accessed and are operating on our mine leases. This can cause both reputational and compliance challenges.

Civil disturbances and criminal activities can disrupt business and expose the Company to liability.
Civil disturbances and criminal activities such as trespass, illegal mining, sabotage, theft, blockades, organized crime and vandalism may cause disruptions and could result in the suspension of operations, delays to project development and negative impacts on exploration activities at certain sites. Incidents of such activities have occasionally led to conflict with security personnel and/or police, which in some cases resulted in serious injuries or death including in Ghana, Peru, Mexico, PNG and Suriname in recent years. Additionally, some areas in which we conduct operations, develop projects and exploration activities are affected by civil unrest such as in PNG and Ecuador in early 2024, and persistent violence and organized crime involving significant drug cartels, such as in Mexico.
Although security measures have been implemented by the Company to protect employees, community members, property and assets, such measures will not guarantee that such civil disturbances and criminal activities will not continue to occur in the future, or result in harm to employees, community members or trespassers, decrease operational efficiency or construction delays, increase community tensions or result in liabilities or reputational harm to Newmont. Security incidents, in the future, may have a material adverse effect on our operations, development projects, exploration and reclamation activities, especially if criminal activity and violence escalate. Such incidents may halt or delay production, increase operating costs; result in harm to employees, contractors, visitors or community members; decrease operational efficiency due to employee absenteeism and other factors; increase community tensions or otherwise adversely affect our ability to conduct business. The manner in which the Company’s personnel, national police or other security forces respond to civil disturbances and criminal activities can give rise to additional risks where those responses are not conducted in a manner consistent with international and Newmont standards relating to the use of force and respect for human rights. Newmont takes seriously our obligation to respect and promote human rights, is a signatory to and active participant in the Voluntary Principles on Security and Human Rights, and has adopted a Sustainability and Stakeholder Engagement Policy and Human Rights Standard in-line with the UN Guiding Principles on Business and Human Rights. Nonetheless, although the Company has implemented a number of significant measures and safeguards which are intended to ensure that personnel understand and uphold these standards, the implementation of these measures will not guarantee that personnel, national police or other security forces will uphold these standards in every instance. The evolving expectations related to human rights, human rights defenders, Indigenous rights, and environmental protections may result in opposition to our current and future operations, the development of new projects and mines, and exploration activities. Such opposition may take the form of legal or administrative proceedings or manifestations such as protests, roadblocks or other forms of public expression against our activities, and may have a negative impact on our local or global reputation and operations. Opposition by community and activist groups to our operations may require modification of, or preclude the operation or development of, our projects and mines or may require us to enter into agreements with such groups or local governments with respect to our projects and mines or exploration activities, in some cases, causing increased costs and significant delays to the advancement of our projects. For example, in Peru, our Conga project faced opposition from anti-mining activists, after which we suspended construction on the project’s mining facilities and eventually reclassified Conga’s reserves to resource as the result of certain operating and construction permits expiring at the end of 2015. The failure to conduct operations in accordance with Company standards can result in harm to employees, community members or trespassers, increase community tensions, reputational harm to Newmont or result in criminal and/or civil liability and/or financial damages or penalties.
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
Our exploration, development, mining and processing operations, and closed facilities are subject to extensive laws and regulations governing land use and the protection of the environment, which generally apply to air and water, protection of endangered, protected or other specified species, hazardous and non-hazardous waste management and reclamation. Many of the countries in which we operate have laws and regulations related to water (quality and quantity), nature and greenhouse gas (“GHG") emissions which are becoming increasingly more stringent. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Compliance with these laws and regulations imposes substantial costs and burdens, and can cause delays in obtaining, or a failure to obtain or renew, or cancellation of, government permits and approvals which may adversely impact our operations and closure processes. Increased global attention or regulation on consumption of shared resources and use products or development of waste that have the potential to impact human health and the environment could similarly have an adverse impact on our results of operations and financial position due to increased compliance and input costs. Specific examples where we face such risks include:
Waste Rock and Tailings Management
Our gold and copper mining and ore refining/metals extraction processes generate waste by-products such as waste rock (managed in waste rock dumps or, in the case of Lihir, harbor waste rock platforms and permitted barge dumping locations) and tailings (managed by the use of tailings storage facilities, lacustrine deposition in the case of Brucejack or deep sea tailings placement in the case of Lihir and as proposed at Wafi-Golpu). Tailings storage facilities are constructed progressively throughout the life of the mine to support increasing capacity requirements. If there is a failure in the integrity of a tailings storage facility, there is a risk that tailings or large volumes of water and/or potentially contaminating materials may be released and cause material harm to human health and/or the environment downstream of the facility. Such an occurrence could severely damage our reputation and materially adversely impact our operating results and financial condition. It may also subject us to civil and/or criminal action, penalties and claims from environmental and planning regulators and/or affected third parties, and may lead to the suspension or disruption of our operations and projects. For example, in December 2023 at our Telfer operation in Western Australia, cracking and sinkholes were detected on an internal embankment of the site’s TSF. Upon detection, the Company suspended its processing operations and a prohibition notice limiting the use of the facility was issued by the local regulator. Prolonged or extended limitations on use of the TSF would adversely impact our production and profitability. See also risk factor under the heading "Our operations are dependent on the availability of sufficient water supplies and subject to water-related risk."
Tailings Storage Facilities and Dust Emissions at Cadia
Tailings deposition was suspended at Cadia Holdings Pty Ltd’s (“Cadia Holdings”) tailings storage facilities in March 2018 following an embankment slump of its Northern Tailings Storage Facility (“NTSF”). Use of the NTSF is subject to a prohibition notice issued by the NSW Resources Regulator and deposition is expected to remain suspended until repairs of the NTSF wall are completed. In December 2019, Cadia Holdings received approval from the New South Wales Department of Planning and Environment (the “NSW DPE”) to fully utilize the decommissioned Cadia Hill mine pit for deposition of thickened tailings. In December 2021, the NSW DPE granted approval to increase the permitted processing capacity from 32 to 35 million tonnes of ore in a calendar year. Such approval is subject to certain conditions, including that Cadia Holdings commission and publish an independent air quality audit report that includes a description of the details and scheduling of all reasonable and feasible best practice measures that are being implemented by Cadia Holdings to minimize off-site air quality impacts of the mine.
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
In August 2023, the NSW EPA commenced proceedings in the Land and Environment Court of NSW (the “NSW Land and Environment Court”) against Cadia Holdings, alleging that air emissions from Cadia in March 2022 exceeded the standard of concentration for total solid particles permitted under applicable laws due to the use of surface exhaust fans at the mine. On September 29, 2023, Cadia Holdings entered a plea of guilty and the NSW Land and Environmental Court listed the case for a sentencing hearing on March 28, 2024. On October 13, 2023, the NSW EPA commenced additional proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two additional contraventions of applicable air emissions requirements in November 2021 and May 2023 and two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. On November 24, 2023 Cadia Holdings entered a plea of guilty to the two additional charges relating to applicable air emissions requirements and the NSW Land and Environmental Court listed the case for a sentencing hearing on March 28, 2024. The proceedings related to alleged air pollution from the tailings storage facilities are adjourned for further directions on February 23, 2024. The NSW EPA’s investigation regarding the management of air emissions from the mine is ongoing.
Failure to maintain compliance with applicable law or Cadia Holdings’ EPL may result in the NSW EPA suspending or revoking Cadia Holdings’ EPL, seeking court orders or issuing additional prevention notices to modify or cease certain activities. Ongoing enforcement, and challenges in maintaining compliance, may impact Cadia Holdings’ ability to secure a future expansion of its project approval to extend the life of mine from 2031 to 2055. In addition, Cadia Holdings has previously been, and may in the future be, subject to prosecutions and penalties for noncompliance with air quality requirements or the terms of its EPL, including in respect of emissions from any vent rise or emissions from the NTSF and the Southern Tailings Storage Facility (“STSF”). Operational changes required to achieve or maintain compliance, including reductions in mining rates and other limitations on mining or processing operations, or additional requirements to install costly pollution control equipment, may adversely impact our operating results and financial condition.
Environmental Sampling in the Cadia Area
In early 2023, residents living near Cadia raised concerns about potential impacts to drinking water supplies by various contaminants, including metals such as lead, nickel and copper, which they allege are related to emissions from the vent rises at Cadia, as well as periodic dust emission events at NTSF and STSF. In response to community concerns, the New South Wales Ministry of Health tested the quality of residents’ kitchen tap water and reported that it was safe to drink. The NSW EPA is also undertaking water testing in the local area and to date, the majority of results from the kitchen tap samples show metal concentrations below the Australian Drinking Water Guidelines values. The majority of the instances of non-compliance from both Cadia Holdings’ and the NSW EPA’s sampling programs showed that such instances of non-compliance were influenced by building and plumbing materials. A particulate characterization study, which was undertaken by the Australian government’s Australian Nuclear Science Technology Organisation (the “ANSTO”) and commissioned by Cadia Holdings in collaboration with the local community, assessed the PM2.5 dust contribution from Cadia to the regional air shed over a 12-month period and concluded that Cadia contributed only a small percentage of soil particulate matter. In fact, soil was determined to be the least significant source of air pollution over the 12-month period, contributing less than 10% to the total PM2.5 mass. The ANSTO study also determined that metals of concern recently identified by the community, such as lead, nickel, selenium and chromium, occurred at very low levels in the PM2.5 fraction and did not exceed any national standard. The report is part of a comprehensive suite of independent air and water quality investigations, including with respect to sampling of drinking water sources, air quality monitoring, dispersion modelling and lead fingerprinting, that have been or are being conducted to determine the source of metals within the local airshed and to assess any health risks to the local community, if any, from air emissions from the Cadia mine site. In light of these developments at Cadia, there is a heightened level of community concern relating to the perceived impact of mining activities on the health of the community, and the condition of residential properties, located in proximity to Cadia. These developments, including community complaints associated with our activities at Cadia could give rise to reputational harm, operational disruptions, increased regulatory scrutiny of mining activities or delays to project development.
New South Wales Parliamentary Inquiry
In July 2023, a New South Wales Parliamentary Inquiry (Legislative Council’s Portfolio Committee No. 2 – Health) (the “Parliamentary Inquiry”) was initiated into current and potential community impacts of gold, silver, lead and zinc mining on human health, land, air and water quality in New South Wales. The inquiry process included written submissions, public hearings and witness testimony. The committee released its report including non-binding recommendations to the New South Wales Government on December 15, 2023. The government is required to respond to the report within three months. Newmont acknowledges and understands that some local residents living close to Cadia have concerns about dust emissions from Cadia’s tailings storage facilities and ventilation rises. Prior to our acquisition of Newcrest, Newcrest provided a submission to the committee and hosted a number of committee members on a tour of Cadia. Newcrest’s Interim CEO and Cadia’s General Manager also appeared before the committee as witnesses. The Parliamentary Inquiry and the community concerns could give rise to reputational harm, operational disruptions, increased regulatory scrutiny of mining activities and delays to project development.
Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.
Climate change and the transition to a low-carbon economy is expected to impact Newmont in a number of ways. Producing gold is an energy-intensive business, currently resulting in a significant carbon footprint. Transitioning to a low-carbon economy will require significant investment and may entail extensive policy, legal, technology, and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed, focus and jurisdiction of these changes, transition risks may pose varying levels of financial and reputational risk to the business.
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020. Newmont supports the UNFCC goal of limiting global warming to “well below 2oC” compared to pre-industrial levels and plans to transition its operations to meet this goal by 2030, with an aspiration of carbon neutrality by 2050. In 2020, Newmont also announced plans to significantly invest in climate change initiatives in support of this goal, and additional material investments and capital expenditures will be required in order to meet our climate targets in the future. Inconsistent implementation or significant delay in the implementation of country-level policy related to the Paris Agreement and enhanced framework objectives announced at the most recent annual UN Climate Change Conference of the Parties (COP28) in December 2023 are likely to increase the risk for future regulatory impacts and rapid shifts to low-carbon technologies, including renewable energy use.
Policy and regulatory risk related to actual and proposed changes in climate- and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may incur higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation obligations. For example, operational and capital expenses are expected to increase in order to meet renewable portfolio standard requirements from current costs over the next 10 years in Australia, Canada, Mexico and the U.S. Carbon taxes, fuel switching and the transition to cleaner purchased power and/or on-site renewable energy generation will require significant upfront capital expenditures and may also increase operating costs. As another example, the carbon tax in Canada of C$65/tonne of CO2 set to increase to C$170 by 2030, impacting operating costs at our Canadian operations. We expect the potential for similar tax increases in other jurisdictions. Additionally, we do not maintain insurance policies against such climate-related risks or taxes.
The development and deployment of technological improvements or innovations will be required to support the transition to a low-carbon economy, which could result in write-offs and early retirement of existing assets, increased costs to adopt and deploy new practices and processing including planning and design for mines, development of alternative power sources, site level efficiencies and other capital investments. We will also consider the limited use of carbon neutralization or offsets for hard to abate emissions to assist in meeting our 2050 carbon neutral goal.
There will be varied and complex market impacts due to climate change and the transition to a low-carbon economy. There will be shifts in supply and demand for certain commodities, products and services in connection with evolving consumer and investor sentiments. Market perceptions of the mining sector, and, in particular, the role that certain metals will or will not play in the transition to a low-carbon economy remains uncertain. Potential financial impacts may include reduced investment in gold due to shifts in investor sentiment, increased production costs due to changing input prices, re-pricing of land valuation and assets, increased global competition for key materials needed for new technologies (lithium, copper, rare earth minerals used in solar technology, etc.), potential cost increases by insurers and lenders, and potential increases in taxation of the mining and metals sector.
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
A failure to meet our climate strategy commitments and goals and/or societal or investor expectations could also result in damage to our reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to our ability to conduct our operations and develop our projects, which may result in a material adverse impact on our business, financial position, results of operations, and growth prospects. Further, the Company’s financing strategy is tied to its ESG commitments. The interest rate of Newmont’s $1 billion aggregate principal amount of 2.600% Sustainability-Linked Senior Notes due 2032 is linked to Newmont’s performance against key ESG commitments regarding 2030 emissions reduction targets and the representation of women in senior leadership roles target. The interest rate margin of Newmont’s $3.0 billion sustainability-linked revolving credit facility is also subject to adjustment based on the Company’s ESG scores. As such, a failure to meet our climate and sustainability targets can result in further expense and impact our liquidity and financial condition.
Our targets are uniquely tailored to our business, operations and capabilities, which do not easily lend to benchmarking against similar sustainability performance targets, and the related performance, of other companies. We are currently reviewing our targets and baselines, which may result in amendments in the future. Additionally, the methodologies that we use to calculate our Scope 1, Scope 2 and Scope 3 GHG emissions may change over time based upon changing industry standards, which may impact, positively or negatively, our ability to satisfy our targets, which could in turn adversely affect our reputation. Any major acquisition, merger, consolidation or divestiture or any series of related acquisitions, mergers, consolidations or divestitures, by or involving us, may impact our ability to achieve our targets and commitments. There is currently no generally accepted global definition (legal, regulatory or otherwise) of, nor market consensus as to what criteria qualify as, “green,” “social,” “sustainable” or “sustainability-linked” (and, in addition, the requirements of any such label may evolve from time to time), and therefore no assurance is or can be given that Newmont will meet any or all investor expectations.
Our operations are subject to a range of transitional and physical risks related to climate change.
We believe that climate change has the potential to impact the regions and sites in which Newmont operates, as well as the surrounding communities. Long-term potential physical climate risks include, but are not limited to, higher temperature in all regions, higher intensity storm events in all regions, impacts to annual precipitation depending upon the latitude and proximity of the site to oceans, and more extreme heat for sites near the equator or in Australia. Unusually dry climates can increase the chance of our operations being impacted by bush or forest fires.
Physical risks related to extreme weather events such as extreme precipitation, flooding, longer wet or dry seasons, flooding and drought conditions, increased temperatures, sea level rise, landslides, mine flooding, tsunami, geysers and outbursts, avalanches, landslides, wildfires or brushfires, or more severe storms may have financial implications for the business. In particular, the effects of changes in rainfall and intensities, water shortages and changing storm patterns have from time to time adversely impacted, and may in the future adversely impact, our costs, production levels and financial performance. For example, we experienced severe flooding in early 2017 at our Tanami mine in Australia which led to shutdown of operations for several weeks. In 2019, Tanami completed the construction of a natural gas pipeline to deliver fuel to the site to replace diesel fuel that is trucked to the site on roads that regularly flood due to increasing seasonal rainfall. Our operations in Suriname and Peru have also experienced delays in the connection with the delivery of key production supplies due to temporary flooding. In 2019, Cadia experienced droughts, which resulted in temporary process plant water shortages and lower processed volumes. In 2023, the Éléonore mine in Quebec Canada had to shut down for several weeks due to prolonged wildfires conditions nearby, and Lihir’s operating and financial performance was impacted by lower feed grade reflecting a higher proportion of low grade material being processed in the second half of the year, following extreme rainfall that limited pit access and caused materials handling issues at the mine crusher. This followed prolonged drought conditions across the province of New Ireland in PNG, where Lihir is located, which resulted in limited raw water supply to Lihir. Floods and wildfires have also occurred near Cadia, Telfer, and Red Chris in recent years.
There is also the potential for disruption to transport routes associated with the distribution of our products. For example, Brucejack’s glacial access road, which is an essential means of entering that mine site, may be subject to a risk of thawing due to the potential for an increase in average temperatures, which may be related to climate change. Severe storm events can also result in unpermitted off-site discharges, slope instability, mine pit erosion and structural failures, tailings storage facility overtopping and other impacts, including water storage and treatment facility capacity considerations. Extended dry seasons or unseasonal dry conditions could exacerbate dust generation from operating activities that may require additional controls for continued operation or result in compliance breaches. Changing climatic conditions may also affect the likelihood of meeting closure success criteria and require adjustments to mine site rehabilitation and closure plans. The higher potential for extreme heat conditions may affect equipment efficiency. For additional information, see risk factors under the headings “Our operations are dependent on the availability of sufficient water supplies and subject to water-related risks” and “Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability.”
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
Our Company and the mining industry are facing continued geotechnical, geothermal, and hydrogeological challenges, which could adversely impact our production and profitability.
Newmont and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges due to the older age of certain of our mines and a trend toward mining of more complex deposits, the use of deeper and larger pits and the use of deep, bulk or selective underground mining techniques. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and geothermal and hydrogeological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced geotechnical failures (such as pit wall and slope failures) at some of our mines, including, without limitation, at our operations in Australia, Ghana, Peru, Canada, Colorado and at NGM, in Nevada. See also the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations”.
Additionally, there are a number of risks and uncertainties associated with the block cave mining methods applied at Cadia, in New South Wales, Australia. These risks include a cave not propagating as anticipated, excessive air gaps forming during the cave propagation, unplanned ground movement occurring due to changes in stresses released in the surrounding rock and larger or more frequent mining-induced seismicity than anticipated. Additionally, during cave establishment and propagation, higher levels of seismic activity, and higher likelihood of damage to excavations from seismic events, are expected. This has been observed during the cave establishment phase of Cadia’s PC2-3 project and is expected during the establishment of Cadia’s PC1-2 project in the coming years. Such seismic events and associated damage may require changes to the mining plan and upgrades to ground support systems, which could take several months. Large seismic events may also occur after cave establishment and propagation and during steady state caving, although the likelihood of this is lower. Excessive water ingress, disturbance and the presence of fine materials may also give rise to unplanned releases of material of varying properties and of water through drawbells. Cadia recorded sudden unplanned releases of both dry fine ore material and wet mud material through drawbells in 2023.

In addition, there are a number of risks and uncertainties associated with the application of techniques used in the civil engineering industry for the stabilization of steep open pit slopes by Newmont at Lihir, which is located in Papua New Guinea. These risks include variation to technical models when compared to actual conditions, performance of reinforcement system in hot ground and delays with the execution of the civil works due to lack of experience with these techniques. The success of our operations depends, in part, on implementing engineering solutions to particular geotechnical, hydrogeological and geothermal conditions. For example, underground operations, large vertical shafts need to be excavated in order to provide ventilation to the underground environment, and sometimes these shafts are excavated using unsupported techniques such as raiseboring, whereby the walls of the shafts cannot be supported until the excavation is completed. If adverse and unexpected geotechnical and hydrogeological conditions are encountered, the shaft walls may become unstable. To prevent this type of incident occurring, thorough geotechnical and hydrogeological investigations and stability assessments are required and, if needed, alternate excavation locations or techniques need to be implemented. One such shaft wall failure incident occurred at Cadia in 2022, resulting in the need to abandon and backfill a shaft shortly after the completion of excavation to prevent further unravelling of the shaft wall and potential interruptions to other operations.
Operations may also experience challenges to operating conditions, such as inundation, inrush of water or other materials, airblast and those relating to elevated temperatures (including management and discharge of hot water encountered in the underground workings). These risks could result in damage to, or destruction of, mineral properties, production facilities, equipment or other properties, personal injury or death of employees or third parties, environmental damage, community outrage, delays in mining, increased production costs, monetary losses and possible legal liability. Our operations are also subject to risks associated with a natural disaster, which include risk of tsunami, wildfires, mine flooding, geysers and outbursts, cyclones, avalanches and landslides. In addition, seismic activity may impact operations that are located in seismically active areas and subject to risks of earthquakes, such as Cadia and, as regards the related risks of tidal surge and tsunamis, Lihir. For instance, a large seismic event in 2017 impacted Cadia resulting in a temporary suspension of operations. Seismic activity has also been experienced at our Éléonore mine. Additionally, our Lihir operation is located within the Luise Caldera of the Luise Volcano which is located on the east coast of the Aniolam Island. The caldera is geothermally active in the form of hot springs and fumaroles.
Adverse geotechnical, geothermal and hydrogeological conditions, including surface or underground fires, floods, droughts, geysers and outbursts, coastal erosion and landslides, avalanches, cyclones and pit wall failures, can be difficult to predict. Such conditions are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability and seismic activity, which may result in slippage of material. Such events may not be detected in advance.
In addition, Newmont has both operational (active and inactive) and closed tailings storage facilities ("TSFs") in a variety of climatic and geographic settings. Annually, Newmont manages and disposes more than 150 million tonnes of milled rock slurry, referred to as tailings, that are placed within engineered, surface containment facilities, or placed as structural backfill paste in underground mines (e.g., Éléonore, Porcupine), or managed subaqueously in-lake (i.e., Brucejack) or disposed of using deep sea tailings placement (i.e., Lihir). Newmont has experienced seepage and/or localized instability at TSFs which required us to re-evaluate our emergency response systems and make modifications to our TSFs. Issues with TSFs, such as instability, failure and/or seepage could occur in the future, and Newmont conducts detailed risk assessments considering potential failure modes to support understanding and development of risk mitigation measures in accordance with the As Low As Reasonably Practicable principle. The failure of a TSF embankment or a water storage dam at one of our mine sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large-scale tailings dam failure at an unaffiliated mine in Brazil, which resulted in numerous fatalities and caused extensive property, environmental and reputational damage. Recognizing this risk, Newmont continues to review and refine our existing practices and, as a member of the International Council on Mining & Metals ("ICMM"), commits to implementation of the GISTM. Work is underway to bring all TSFs in our portfolio to substantial conformance with the GISTM by August 2025, and no assurance can be given that conformance will be achieved by such deadline. Conformance with the GISTM as well as improved understanding of our tailings risks and requisite mitigation remains on-going and has and may continue to result in increases to our estimated sustaining costs and closure costs for existing tailings facilities. Despite these efforts, no assurance can be given that TSF failure events will not occur in the future.
A geotechnical failure of a TSF, dam, or pit slope could result in limited or restricted access to mine sites, suspension of operations, government investigations, regulatory actions or penalties, increased monitoring costs, remediation costs and other impacts, which could result in a material adverse effect on our results of operations and financial position. For example, in December 2023 the Company temporarily suspended its processing operations at Telfer in Western Australia after cracking and sinkholes were detected on an internal embankment of the site’s TSF.
A failure to safely resolve any unexpected problems relating to these conditions at a commercially reasonable cost may result in damage to infrastructure or equipment or injury to personnel and may adversely impact the Company’s operating results and financial position. See also the risk factors under the heading “We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining” and “Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects” and “Our operations are subject to extensive environmental laws and regulations.”

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
Our principal energy sources are purchased electricity, diesel fuel, gasoline, heavy fuel oil, natural gas and coal. Increasing global demand for energy, and the limited growth of new energy sources are affecting the price and supply of energy. A variety of factors, including higher energy usage in emerging market economies, actual and proposed taxation of carbon emissions as well as concerns surrounding unrest and the war in Ukraine and conflict elsewhere, could result in increased demand or limited supply of energy and/or sharply escalating diesel fuel, gasoline, natural gas and other energy prices. Availability of renewable power sources or conflicting government regulations, such as the proposed reform of the energy market in Mexico or Australia, may have an impact on our ability to meet our reduction targets with a specific timeline. Changes in energy laws and regulations in various jurisdictions, restrictions on energy supply and increased energy prices could negatively impact our operating costs and cash flow.
As our operations move to reduce our GHG emissions, renewable power sources and technology at our operations will continue to be evaluated and implemented. Such transitions are likely to require capital expenditures and may result in additional costs. Certain of our operations may also become more dependent upon access to electrical power supply as certain mines advance projects aimed at the electrification of large haulage fleets. The availability to access renewable power (with greater competition) and the readiness of technology to support decarbonization with the timeframe of the 2030 and 2050 targets remains subject to uncertainties, which could impact ability to achieve targets. See the risk factor above under the heading “Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy”.
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
Water shortages and surplus may also result from weather or climate impacts outside of the Company’s control. Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water management and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust land erosion and wildfires in dry conditions, and increase slope instability and the risk of water ingress in the case of prolonged wet conditions.
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

In 2023, Lihir’s performance was impacted following extreme rainfall limiting pit access and causing material handling issues at the crushers. Lihir has also experienced reduced milling rates due to limited raw water supply to the plant driven by drought conditions experienced across the New Ireland Province in PNG. Lihir continues to progress options to improve its water management resilience, including improving its internal water recycling and identifying additional water sources and storage options. In addition, Cadia has previously experienced water scarcity from drought conditions in 2019 which resulted in a reduction in water use to assist the Orange community response to the drought.
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
Operations have identified seepage from infrastructure (tailings, waste rock and ore stockpiles) that may have an impact on water resources (groundwater and/or surface water); for example, seepage has been detected in the shallow and deep aquifers underlying the tailings facility at Red Chris. We are currently managing this risk through monitoring, collection and treatment systems. There is a risk that the seepage could have an impact on beneficial use of groundwater resulting in increased requirements for collection and treatment as well as the potential requirement to provide alternative water sources. See also the risk factor under the heading “Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability.”
Laws and regulations may be introduced in some jurisdictions in which we operate which could limit our access to sufficient water resources in our operations, thus adversely affecting our operations. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements are becoming increasingly stringent and may continue to require additional water management activities and/or water treatment during operation and into closure. For example, at our Peñasquito operation, regulators have asserted non-conformance of water wells and subsequent use of ground water. A failure to resolve such allegations of non-compliance with regulators could result in loss of permits and restriction of such wells, which could impact our ability to operate the site. We are also seeing increasingly stringent regulations of surface and groundwater at a number of our sites resulting in increased monitoring and potentially the need for pump back systems and treatment in the future. New requirements and regulation have resulted or may result in increased costs and could negatively impact our operating costs and cash flows in the future.
For more information on the Company’s reclamation and remediation liabilities, refer to Notes 6 and 25 to the Consolidated Financial Statements, and the risk factor under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.”
Our operations and projects are subject to risks related to our relationships and/or agreements with local communities and laws for the protection of cultural heritage.
The Company’s relationships with the communities that are located near its operations or on whose land it operates are essential to the success of its existing operations, exploration activities and the construction and development of its projects. A failure to manage relationships with such communities may lead to local dissatisfaction which, in turn, may lead to interruptions to the Company’s operations, exploration activities and development projects. Specific challenges in community relations include community concerns over management of increased traffic, migratory workforces, environmental impacts and resource depletion, social, environmental and cultural heritage impacts, increasing expectations regarding the level of benefits that communities receive, benefits sharing with Indigenous peoples’ governments, concerns focused on the level of transparency regarding the payment of compensation and the provision of other benefits to affected landholders and the wider community. In particular, opposition by Indigenous communities to the Company’s activities may require modifications to or preclude operation or development of its projects or may require entry into additional agreements with Indigenous communities, which may result in additional costs. Newmont’s current and future operations are subject to a risk that one or more Indigenous communities in the locations in which we may oppose continued operation, further development or new development of its projects or operations. Claims and protests driven by such opposition may disrupt or delay activities, including permitting, at the Newmont’s operations and projects. The negotiation and review of agreements, including components such as business development, participation, co-management and compensation and other benefits, involve complicated and sensitive issues, associated expectations and often competing interests. The nature and subject matter of these negotiations may result in community unrest which, in some instances, may lead to interruptions in our exploration programs, operational activities or delays to project implementation or development.
Additionally, the evolving obligations of governments and Indigenous people under international, national and local legislation and international conventions pertaining to the rights of Indigenous people may impact Newmont’s operations and projects. For example, the Government of British Columbia, Canada has adopted the Declaration on the Rights of Indigenous Peoples Act (2019) to

implement the United Nations Declaration on the Rights of Indigenous Peoples ("UNDRIP") in British Columbia, which may impact Red Chris and Brucejack.
Our operations are also subject to laws and regulations that provide for the protection and management of cultural heritage in the jurisdictions in which we operate. For example, following the destruction of Indigenous heritage sites at Juukan Gorge in Western Australia in 2020 and the inquiry and reports issued by the Commonwealth Parliament Joint Standing Committee on Northern Australia in 2021, mining companies have come under heightened scrutiny regarding cultural heritage management, including, for example, with respect to their governance and management processes and procedures around cultural heritage, engagement with Indigenous communities and protection of cultural landscapes. Although the parliamentary inquiry focused on Indigenous cultural heritage, laws to protect and manage cultural heritage also cover non-Indigenous (historic) heritage. Another example, in Western Australia, where Telfer and Havieron, in which Newmont holds a 70% interest, are located, a new Aboriginal Cultural Heritage Act 2021 (WA) came into force in 2023, replacing the Aboriginal Heritage Act 1972 (WA) and introducing new offenses and increased penalties aimed at better protecting Aboriginal cultural heritage in Western Australia. In 2023, the WA Premier announced that the Aboriginal Cultural Heritage Act 2021 (WA) will be completely repealed, with an amended Aboriginal Heritage Act 1972 (WA) replacing it.
Further, cultural heritage in PNG is protected under the National Cultural Property (Preservation) Act 1965 (PNG). The main government bodies responsible for enforcing this Act are the National Museum and Art Gallery of PNG and the National Cultural Commission. The Lihir operation has a culturally significant site called the Ailaya Rock, located near the mining operations. Significant civil reinforcement work is being undertaken to protect the surrounding area's structural integrity. A failure to maintain the integrity of the surrounding area could inadvertently damage the site, resulting in impacts to community relations and reputation.
Newmont’s operations could inadvertently disturb protected cultural heritage assets, resulting in international scrutiny by investors and non-governmental organizations, negative impact on shareholder value, compensation and/or offset claims, increased costs to projects and operations, delays impacting construction or production or project development, court action or other legal proceedings and lasting reputational damage.
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
•Import and export regulations, including restrictions on the export of gold, copper, silver, lead and/or zinc;
•Disadvantages relating to submission to the jurisdiction of foreign courts or arbitration panels or enforcement or appeals of judgments at foreign courts or arbitration panels against a sovereign nation within its own territory;
•Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Argentina, Australia, Canada, Chile, the Dominican Republic, Ecuador, Fiji, Ghana, Mexico, Papua New Guinea, Peru, Suriname, the State of Colorado and the State of Nevada in the U.S.;
•Changes in laws or regulations in the jurisdictions in which we operate, including in changes resulting from changes in political administrations;
•Risk of increased taxation related to impacts to government revenue as a result of challenging socioeconomic conditions, including recessions and/or in connection with heath and community emergencies, such as pandemics, epidemics or outbreaks (including COVID-19 and related variants), and climate events;
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
•Increased expectations of local Indigenous communities for profit or other benefit sharing;
•Risk of loss due to criminal activities such as trespass, blockade, local artisanal or illegal mining, organized crime by drug cartels, theft and vandalism;
•Delays in obtaining or renewing collective bargaining or certain labor agreements, workforce unionization, or demand for profit sharing;
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
We have operations and conduct business in a number of jurisdictions, which may increase our susceptibility to sudden tax changes. For instance, a 12% export duty was imposed by the Argentina government in 2018, revised down to 8% thereafter, however, with the election of new government in 2023, the rate is now currently 0% with the expectation it will increase again to 8% in the near future upon the ratification of new laws awaiting approval by the Argentina government. The state of New South Wales, Australia, passed 2023 legislation that imposes an increased stamp duty which materially affected the Newcrest transaction. Also in Australia, the proposed introduction of a Debt Deduction Creation Rule is currently being considered by Parliament, which could have the potential to limit the tax deductibility of intercompany interest expense. In the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little clarity on how the taxes are to be calculated. An ecological tax agreement was ratified in 2021 which provides clarity for 2021 to 2024, after which, the Company, along with other companies in the State of Zacatecas, will need to engage with governmental authorities to understand how the environmental tax would be levied year-over-year. Also, in Mexico, a 2021 tax reform bill proposed federal fees on revenue generated from mining which could impact our operations if passed. Furthermore, a new Economic Plan for 2022 (the "Proposal") was enacted. While the changes under the Proposal are not substantive in nature (in the sense that they do not create new taxes or increase applicable rates), they may increase the future cost of our compliance and pose additional uncertainties in application of the law. In the United States, at the federal and state level, regulatory changes which may be implemented in the area of tax reform remain uncertain and may adversely affect companies in the mining sector. For example, NGM could be impacted by the resolutions brought to the State of Nevada Legislature to amend the State Constitution to increase mining taxes. An example of this was the passing of Assembly Bill 495 in 2021 that results in a new excise tax on mining companies engaged in the business of extracting gold and silver in the state of Nevada. In 2024, Pillar II is set to take effect. The Pillar II agreement was signed by 138 countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. As Newmont primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to its financial statements. A number of changes in the laws, regulations and policies in PNG have recently been proposed or are currently being considered. See the risk factor under the heading “Our operations at Lihir and Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties”. Taxation laws and other regulations of the jurisdictions in which we operate are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. It is difficult to predict whether proposed changes to regulations will be passed or to what extent they will impact the Company. Any additional and/or unexpected taxes imposed on us could have a material and adverse impact on our Company. See also the risk factor under the heading “Our operations are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for a discussion of uncertainties and potential tax increases in connection with climate change considerations.
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
In addition, when governments struggle with deficits and concerns over the potential and actual effects of depressed economic conditions (which occurred in the past in connection with COVID-19 impacts), many of them have in the past, and may in the future, target the mining and metals sector in order to raise revenue. Governments are continually assessing the fiscal terms of the economic rent for a mining company to exploit resources in their countries. Numerous countries have implemented changes to their mining regimes that reflect increased government control over or participation in the mining sector, including, but not limited to, changes of law affecting foreign ownership and takeovers, mandatory government participation in mining enterprises, taxation and royalties, working conditions, rates of exchange, exchange controls, exploration licensing, export duties, requirements to sell to the government, repatriation of income or return of capital, environmental protection, as well as requirements intended to boost the local economy, including usage of local goods and employment of local and community staff or contractors, among other benefits to be provided to local residents. The effects of the various requirements and uncertainties related to the economic risks of operating in foreign jurisdictions cannot be accurately predicted and could have a material adverse effect on our financial position or results of operations. Some concern exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crises are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation or unilateral modification of concessions and contracts. We do not maintain insurance policies against political risk. Occurrence of events for which we are not insured may affect our results of operations and financial position.
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
The government of Suriname previously exercised an option to participate in a fully-funded 25 percent equity ownership stake in Merian. Suriname manages its participation through Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a Surinamese corporation with the Republic of Suriname as sole shareholder. If Staatsolie does not have sufficient funds or borrowing ability to make their capital commitments in accordance with the terms of the partnership agreement, our operations in Suriname could be impacted. See the risk factor under the heading “Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.” Earlier in this section under “Risks Related to Our Business”.
Our operations at Ahafo and Akyem in Ghana are subject to political, economic and other risks.
Newmont operates in Ghana pursuant to a Revised Investment Agreement ratified by Ghana’s Parliament in 2015, which established a fixed fiscal and legal regime, including fixed royalty and tax rates, for Newmont operations in Ghana. The financial and tax stability periods established by such agreements expire as early as 2025 for Ahafo and 2027 for Akyem. The tenure of the Revised Investments Agreement is linked to the mining leases. The Akyem mining leases are due to expire in January 2025 and a renewal application has been submitted to the Minerals Commission. The Republic of Ghana has experienced worsening socioeconomic conditions in recent years. The Ghanaian cedi has experienced significant depreciation with inflation accelerating to 54.1% at the end of 2022. Ghana’s credit rating worsened to speculative grade, at near default to default levels, as the Ghanaian Finance Ministry announced suspension of debt service payments in December 2022 on the majority of its external debt, including commercial and bilateral loans, and that Ghana was seeking to restructure its debt. Efforts in early 2023 to put in place a domestic debt exchange program have faced setbacks from pension funds and by individual bond holders leading to amended terms. Continued economic recession and/or unfavorable macroeconomic indicators have also resulted in pressures from the Government of Ghana to obtain more revenue and benefits from mining companies on the back of anti-mining sentiment and perceived inequities that the industry is not contributing its fair share. To address budgetary deficits, the Government of Ghana initiated measures to generate additional revenue from the mining industry and other sectors of the economy as it attempted to increase revenue collection through various tax audits and investigations, proposed new fees, increased revenue and tax initiatives and other vehicles, such as the Growth and Sustainability Levy, and in 2024, Emissions Levy and VAT on electricity. While the second half of 2023 experienced an improvement in the macroeconomic situation with inflation reducing to 23.2% in December 2023, the Ghanaian cedi being relatively stable, with support from the International Monetary Fund and World Bank in early 2024, significant economic risks remain. Other risks include impacts to supply chain, restrictions and local procurement requirements under local content regulations, increase in key commodity prices, more restrictive local banking requirements including requirements for repatriation of proceeds to banks domiciled in Ghana, limitations on capacity of banks to provide reclamation bonds, requests for further local employment requirements, requests for contract renegotiation and increases in contract rates and other costs. Additionally, the government may grant artisanal mining rights or alternative mining rights, such as sand and gravel, in locations in which the Company has land rights, but no active operations, impacting the Company’s non-operational land positions. Economic setbacks and anti-mining sentiment can also result in an increase in community frustration and friction with artisanal small-scale mining resulting in conflicts, which can negatively impact our operations in Ghana.
Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest.
There continue to be risks relating to the uncertain and unpredictable political and economic environment in Argentina, especially at the provincial level in Santa Cruz where our Cerro Negro mine is located. In 2023, a new National President and a new Governor of Santa Cruz province were elected. The recent elections have resulted in further uncertainty, significant political change to the country and related protests. The new administration is assessing, and in some cases have already enacted, changes to address the economic challenges in Argentina. Inflation remains a challenge in Argentina. Argentina’s central bank instituted a number of foreign currency controls in an effort to stabilize the local currency, and is also possible to announce further measures in early 2024. For information on Argentina’s foreign currency controls and their effect on our operations, see the section titled “Foreign Currency Exchange Rates” in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. Maintaining operating revenues in Argentine pesos could expose us to the risks of peso devaluation and high domestic inflation.
In recent years, we experienced work stoppages by miners represented by unions at the Cerro Negro Mine. Disruptions may arise again in the future with the unions at the Cerro Negro mine or with the local communities and unions that could adversely affect access to, and operations at, the Cerro Negro Mine. For more information see the risk factor under the heading “Our business depends on good relations with our employees.”
Our operations at Lihir and Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties.
Our Lihir operation, which comprises an open pit mine that produces gold doré, is located on the island of Aniolam, PNG. We also hold a 50% interest in a joint venture that owns the Wafi-Golpu exploration project (“Wafi-Golpu” and such joint venture, “WGJV”), which is located in the province of Morobe, PNG. The current PNG administration, led by Prime Minister James Marape, has stated that it wants to increase benefits for PNG from extractive projects. Potential policy changes could include introducing a new production sharing regime for minerals and oil/gas, amending or replacing the PNG Mining Act of 1992, introducing domestic processing/refining requirements, changing the level and manner of local equity participation in projects and introducing new taxation regimes, banking and foreign exchange controls and/or controls pertaining to the holding of cash and remittance of profits and capital to parent companies. Any such change could impact our operating results and financial condition.
In 2020, the PNG Government announced that the special mining lease ("SML") for the Porgera mining operation (a major mining operation in PNG which was owned and operated by the Porgera JV and not Newcrest) would not be renewed. It subsequently amended the Mining Act and issued a new SML for Porgera to Kumul Mineral Holdings Limited (a State-owned company). Since taking this decision, the PNG Government has been working with the Porgera JV participants and other key stakeholders to establish new arrangements for restarting and operating Porgera. During 2023, the parties signed various agreements and the Government passed specific enabling legislation for a restart of operations at Porgera under new commercial terms. The restart occurred in December 2023. The PNG Government has stated that the decision not to renew the Porgera SML is specifically related to environmental damages claims and resettlement at the Porgera mine and has no bearing on any other operations, including Lihir, or advanced exploration projects, including Wafi-Golpu.
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
On October 29, 2021, Prime Minister Marape announced proposed legislation which, if enacted, would regulate the export of gold from PNG and require that mining companies operating in PNG refine gold with a new national mint. At this stage, it is unclear whether this proposed legislation will become law and, if so, when it would take effect. In addition, in June 2023, the PNG government released a new national gold bullion policy setting out the government’s objective of establishing a domestic gold bullion program to refine gold, hold gold reserves and eventually enter into trading in the world gold market. It is unclear when or how the new national gold bullion policy will be implemented, and how the policy will interact with the legislation proposed in 2021. Under the terms of the Lihir mining development contract, we may be required to refine a portion of our Lihir gold production within PNG if certain quality and security requirements are met and the terms offered are commercially competitive, but it is otherwise free to enter into arms’ length refining contracts with refineries outside of PNG.
The PNG government has also announced that it is considering replacing the current PNG Income Tax Act with a new Income Tax Act (the “NITA”) with limited consultation undertaken to date. The latest draft legislation provides that the NITA will come into force from January 1, 2025. It remains uncertain as to whether existing tax attributes of Lihir and Wafi-Golpu will be transitioned under the new law due to the lack of transitional provisions, key regulations and other key ancillary pieces of legislation. Any adverse changes to the tax laws and regulations will affect Lihir because its Mining Development Contract does not provide protection against income tax law change. Such changes may also affect Wafi-Golpu depending on the terms of any project agreements that may be entered into with the PNG Government.
There is also the potential for legal challenges to the Wafi-Golpu permitting process as it progresses towards completion, including by PNG provincial governments, landowner groups and civil society organizations. For example, in March 2021 and December 2022, the governor of Morobe Province and certain residents of the surrounding areas of Wafi-Golpu, respectively, commenced judicial review applications against the State of PNG, challenging the December 2020 grant of the environmental permit for Wafi-Golpu. Both reviews are still to be heard and determined. Any such legal challenges may adversely impact the Wafi-Golpu permitting process. In addition, WGJV is currently engaging with the State of PNG to progress the permitting of Wafi-Golpu and has commenced discussions relating to its application for a special mining lease, which was submitted to the PNG Mineral Resources Authority in 2016. In April 2023, WGJV signed a Framework Memorandum of Understanding with the State of PNG, which confirmed the parties’ intent to proceed with the project at Wafi-Golpu, subject to finalizing the permitting process and approvals of the boards of both Newcrest and Harmony Gold, and progress toward signing a mining development contract, which is a prerequisite to granting a special mining lease. The timing for completing the discussions is uncertain and there is no assurance of the outcomes.
Changes in the laws, regulations and policies described above, or to the manner in which they are interpreted or applied to us, may also adversely impact our ability to extend the Lihir special mining lease upon its expiration in 2035.
Our operations in Canada are subject to political and regulatory risks and other uncertainties.
First Nations have made claims in respect of Indigenous rights and title to substantial portions of land and water across Canada, which could impact our exploration projects, and operations at Red Chris, Porcupine, Musselwhite, Éléonore and Brucejack. Some of these claims are made outside of treaty and other processes. The effect of such claims on any particular area of land will not be determinable until the exact nature of historical use, occupancy and rights to such property have been clarified, whether by a decision of the Canadian courts or definition in a treaty or otherwise. First Nations throughout Canada are seeking settlements with respect to these claims, including compensation from governments, and are seeking rights to regulate activities by companies within their traditional territories. The effect of these claims cannot be estimated at this time. The federal and provincial governments in Canada have been seeking to negotiate settlements with respective groups in order to resolve many of these claims, and the government routinely delegates procedural aspects of its duty to consult the First Nations to project proponents, particularly with respect to the permitting process.
We hold a 70% interest in the Red Chris operation, which comprises an open pit mine that produces gold, copper and silver concentrate, located in British Columbia, Canada. Our Brucejack operation, which comprises an underground mine that produces gold/silver doré and flotation concentrate and hosts the Valley of the Kings high-grade gold deposit, is also located in British Columbia, Canada. In British Columbia, as well as in Canada more generally, the nature and extent of Indigenous rights and title remains the subject of active debate, claims and litigation issues surrounding Indigenous title and rights remain ongoing.
In addition, the government of British Columbia has adopted the UNDRIP and committed to implement UNDRIP in British Columbia, with federal government following suit in 2021 where UNDRIP became federal law in 2021. The provincial and federal legislations commits to systematically review the province’s laws for alignment with UNDRIP principles, while also encouraging new agreements with Indigenous groups that are intended to address outstanding governance questions around the nature of Indigenous rights and title interests in Canada and in British Columbia. In November 2023 a consent-based decision making agreement under section 7 of the UNDRIP was entered into between the government of British Columbia and the Tahltan Central Government (“TCG”) of the Tahltan Nation outlining the process for consent-based decision making for the review of substantial changes to the environmental assessment certificate for the Red Chris mine. The processes outlined in this agreement will apply to changes to the Red Chris environmental assessment certificate relating to the proposed development and operation of the Red Chris block cave mine. Failure or delays in implementing the agreement or to obtain prior informed consent of the TCG may impact the proposed development of the Red Chris block cave mine.
Additionally, several First Nations in British Columbia have recently launched challenges against the constitutionality of the “free entry” mineral staking regime in the province and the government of British Columbia pledged to reform the Mineral Tenure Act, which governs the acquisition and holding of mineral tenures in British Columbia, in consultation with First Nations and First Nation organizations. In September 2023, the Supreme Court of British Columbia held that the province of British Columbia has a duty to consult Indigenous groups when registering mineral claims under the Mineral Tenure Act within their traditional territories. The court suspended the implementation of its declaration for 18 months to facilitate the establishment of a mineral claims regime that allows for consultation with Indigenous groups or for the government to amend the Mineral Tenure Act, if necessary. The impacts of these developments on the acquisition and renewal of mineral tenures in British Columbia are not yet known.

Risks Related to Our Workforce
Our business depends on good relations with our employees.
Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. For example, in recent years, there have been work stoppages by miners represented by unions at our Peñasquito, Cerro Negro and Merian mines, which have disrupted operations. Certain regions in which we operate, including Central and Latin America, have witnessed notable trends in labor relations, including increasing emphasis on workers' rights and labor protections. Governments and civil society organizations have been advocating for improved labor standards, wages and working conditions, leading to the implementation of new labor laws and regulations in a number of jurisdictions. Additionally, collective bargaining has gained prominence as a means to negotiate and secure favorable terms for workers.
At December 31, 2023, various unions represented approximately 31.2% of our employee workforce worldwide. In 2022, Newmont implemented a new employment model in Ghana converting permanent employees into two-year fixed term contracts. Although 99.8% of eligible employees accepted the new fixed term contract and, received severance for their years of service, following implementation of the new employment model, the two unions requested and were granted new collective bargaining certificates from Ghana’s Chief Labor Officer for bargaining rights for the class of workers to be represented. The two unions are litigating for bargaining rights to be determined based on membership numbers resulting in targeted efforts to increase membership and a writ of summons, which is expected to be heard in February 2024. In Peru, our two labor agreements expire in 2026 and 2027. In Suriname, the collective bargaining with the union for our Merian mine was entered into in 2023, and will expire in 2025. In Argentina where there are three district unions; one union has an expired agreement and another has an agreement in place until 2024. In Timmins, Ontario, we renegotiated a five-year collective bargaining agreement for our Porcupine mine with the United Steelworkers Union in October 2023, which will be in effect through October 2028. In Mexico, following negotiations, we reached a profit sharing agreement in 2022 whereby union represented workforce will participate in uncapped profit-sharing bonus up to 10%, which will result in increased labor costs in the future. The current collective bargaining agreement will expire on 2024. Red Chris has a unionized workforce and has a collective agreement in place from April 2023 until April 2025. One provision of the Red Chris Collective Bargaining Agreement (“CBA”) is still being resolved through arbitration. There are existing employee enterprise bargaining agreements in place at Cadia and Telfer, which expire in 2025 and 2024, respectively. A failure to successfully enter into new contracts or resolve ongoing union complaints could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Future disputes at the Company’s operations, projects or joint ventures may not be resolved without disruptions.
Our Peñasquito operation in Mexico is subject to social, political, regulatory, and economic risks.
Our Peñasquito operation has in the past, and may in the future, be affected significantly and adversely by social, political, regulatory, or economic developments in Mexico. A wide range of general and industry-specific Mexican federal and state environmental laws and regulations apply to our operations. These laws and regulations are often difficult and costly to comply with and carry substantial penalties for non-compliance. For example, in the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little clarity on how the taxes are to be calculated. An ecological tax agreement was ratified in 2021 which provides clarity for 2021 to 2024, after which, the Company, along with other companies in the State of Zacatecas, will need to engage with governmental authorities to understand how the environmental tax would be levied year-over-year. Additionally, in May 2023, the Mexican government published several amendments to laws relating to the country's mining industry, which includes changes to Mexico's Mining Law, National Waters Law, General Law of Ecological Equilibrium and Environmental Protection and General Law for the Prevention and Integral Handling of Wastes (“Mining Reform”). The Mining Reform is expected to add significant uncertainty for foreign investors in Mexico and companies operating in the mining sector, including Newmont. As a result of the Mining Reform, we expect that it will be more difficult for us to access/maintain rights to land and water, thereby negatively impacting our mining activities within Mexico, raising concerns around exploration programs, security of concessions, and out of cycle community negotiations. If political and regulatory trends continue in a manner that is increasingly less supportive of mining, it can have an adverse impact on our operations and financial results. On June, 2023, the Company filed an injunction (Amparo) against the reforms, and was served with a provisional suspension to the applicability of several provisions of the Mining Reform on January 2024. Additionally, in February 2024, Mexico's president presented before parliament a series of new constitutional reforms. The proposed reforms include a possible ban on the granting of open pit mining concessions and banning activities related to the exploration, exploitation, benefit or use of minerals or metals using open pit mining methods, and potential limitations on water concessions in certain areas of the country. If proposed reforms were to be enacted it could materially impact our exploration activities and operations at Peñasquito and adversely impact financial results.
Production at our Peñasquito operation is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. In recent years, we have had several disputes with the National Union of Mine and Metal Workers of the Mexican Republic (“the Union”). Following negotiations in 2022, Newmont and the Union reached a CBA in June 2022 whereby Union represented workforce will participate in uncapped profit-sharing bonus up to 10%, which resulted in increased labor costs. In June 2023, the Union made claims regarding violations of legal regulations and labor agreements (which the Company refuted) and notified the Company of a strike action demanding an increase in the uncapped profit-sharing benefit provided for in the CBA that represented a 100 percent increase equivalent to a 20 percent instead of 10 percent profit-sharing. The Company urged the

Union to abide by the mutually agreed CBA and engaged in dialogue with the Union and the government, but the disagreement remained unresolved until October 2023 when the parties reached a definitive agreement to end the strike. Per the agreement, the Company will pay Peñasquito workers a fixed amount equivalent to approximately 60% of wages for the duration of the strike, and an additional bonus of two months’ wages to be paid out in the second quarter of 2024, given that the Peñasquito mine reported no profit in 2023 as a consequence of the strike. Additionally, as a part of a separate annual negotiation under the Collective Bargaining Agreement, the Company agreed to an annual salary increase of 8% effective as of August 1, 2023, which is in line with the Mexican mining industry wage increases for 2023.
From June 2023 to October 2023, Minera Peñasquito suspended operations, which negatively impacted production and revenue. Any failure to successfully resolve future union complaints could result in additional work stoppages and/or other future disruptions in production and labor issues that could adversely affect our operations and financial performance and our ability to achieve expected results and guidance.
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
We depend upon the services of a number of key executives and management personnel. Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. We are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We recognize that bullying, sexual misconduct and sexual harassment, and harassment based on other protected categories, including race, have been prevalent in every industry, including the mining industry. Features of the mining industry, such as being a historically hierarchical and male-dominated culture, create risk factors for harmful workplace behavior. While we do not tolerate discrimination and harassment of any kind (including but not limited to gender, sexual orientation, gender identity, gender expression, race, religion, national origin, ethnicity, age, or disability, among others), our policies and processes may not prevent or detect all potential harmful workplace behaviors. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in harmful behaviors and improper, inappropriate or unlawful conduct, including but not limited to bullying, discrimination and harassment. If the Company fails to maintain a safe, respectful and inclusive work environment, it could impact our ability to retain talent and maintain a diverse workforce and damage the Company’s reputation. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed. Additionally, if we fail to engage and retain new-to-Newmont employees who have joined the organization through the recent acquisition of Newcrest, it could negatively impact productivity, costs and business and operating results.
Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness or fatality. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our operations could be adversely affected. See the risk factor under the heading “Our operations and business have in the past been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future by pandemics, epidemics and other health emergencies.” In addition to physical safety, protecting the psychological safety of our employees is necessary to maintaining a safe, respectful and inclusive work environment. If the Company fails to maintain a safe environment that is free of harassment, discrimination or bullying, it could adversely impact employee engagement, performance and productivity, result in potential legal claims and/or damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or adversely affect the Company’s market value. See also the risk factor under the heading "Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.”

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
•Problems of a contractor with managing its workforce, labor unrest or other employment issues; and
•Liability to third parties as a result of the actions of our contractors.
A failure of contractors to align employment practices with Newmont standards can also result in reactions from our employees and our workforce as they express solidarity with their counterparts in the field.
In addition, law and regulations relating to the use of contractors may vary in the jurisdictions in which we operate, and changes in legal and regulatory restrictions may also impact our ability to utilize contractors and outsourcing services. For example, new mining industry regulations came into effect in Ghana, Africa, which require that the supply of specific products and services, and certain roles, be reserved for citizens, which may limit the pool of available contractors and service providers and restrict our ability to utilize certain contractors. Additionally, the Mexican government enacted labor and tax laws in April 2021, significantly restricting certain subcontracting and outsourcing of personnel, which has required the conversion of certain contractors to employee status and resulted in increased labor costs. Further changes in law and the occurrence of one or more of these risks could adversely affect our results of operations and financial position.
Legal Risks
Our business is subject to the U.S. Foreign Corrupt Practices Act and other extraterritorial and national anti-bribery laws and regulations, a breach or violation of which could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of licenses or permits and other collateral consequences and reputational harm.
We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other improper commercial advantage. We have a business integrity and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies standards, and procedures, all of which mandate compliance with these anti-bribery laws by the Company and its affiliates and their personnel, and also by third parties when they are engaged on our behalf. Our program also includes a well-publicized helpline for raising complaints (including the option for anonymity if the reporter so chooses), questions and concerns as well as processes for evaluating and investigating such concerns and assurances of non-retaliation for persons who raise concerns in good faith. We report regularly to the executive leadership team and the Audit Committee of our Board of Directors on such programs and the results of investigations conducted.
We could be held responsible if our internal controls policies and procedures fail to protect us from misinterpretation of or noncompliance with applicable anti-bribery laws, regulations and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, agents or associated persons for which we might be considered responsible. As such, our corporate internal controls policies and processes may not prevent or detect all potential breaches of law or other governance practices. In addition, the compliance mechanisms and monitoring programs adopted and implemented by Newcrest prior to our acquisition of Newcrest in November 2023 may not have adequately prevented or detected possible violations of the U.S. Foreign Corrupt Practices Act and applicable anti-bribery laws and regulations attributable to Newcrest prior to such acquisitions and we may be held liable for any such violations. We occasionally identify or are apprised of information or allegations that certain employees, affiliates, agents or associated persons may have engaged in improper or unlawful conduct for which we might be held responsible.

Our policy when receiving credible information or allegations is to conduct investigations and compliance reviews to evaluate that information, determine compliance with applicable anti-bribery laws and regulations and company policies and take such remedial steps as may be warranted, including the possibility of making a voluntary self-disclosure to the applicable authorities. Violations of these laws, or allegations of such violations, could lead to substantial investigation and remedial costs, sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of operating licenses or permits and other collateral consequences, and may damage the Company’s reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common shares to decline.
Title to some of our properties may be insufficient, defective, or challenged.
The sufficiency or validity of the Company's Legal Title in and to its properties may be uncertain or challenged by third parties, including governmental authorities, Indigenous or communal peoples, or private parties. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In Mexico, exploration and mining rights are granted through a mining concession, pertaining to the mineral estate, and do not include rights of ownership, possession, or access in or to the corresponding surface estate. Such rights in and to the surface estate are acquired through purchase, lease, or easement from private parties, local communities, or governmental authorities. We enter into temporary occupation agreements ranging from five to thirty years with the Ejido communities, which allow us to use the surface of the lands for our mining operations, and at any particular time we may be involved in negotiations to enter into new temporary occupation agreements or other surface access agreements or amend existing agreements. Failure to reach new agreements or disputes regarding existing agreements may cause, blockades, suspension of operations, delays to projects, and on occasion, may lead to legal disputes.
In addition, certain Australian and Canadian properties are owned by Indigenous peoples or are subject to certain inherent aboriginal rights, treaty rights, and/or asserted rights in and to their traditional territories, and our ability to acquire necessary rights to explore, develop, or mine these properties is dependent on agreements with them. Our ability to secure permits, licenses and/or agreements may be dependent on formal determinations of Indigenous or Native title rights issued by governmental authorities, the lack or delay of which may impede the Company’s ability to explore, develop, or mine. In Ghana, Peru, and Suriname, our Legal Title may be subject to challenge based on the presence and activities of artisanal miners or other trespassers due to adverse possession and/or the inability of the Company to satisfy its statutory, regulatory, or contractual obligations required to maintain, extend, or renew Legal Title in and to its properties. See the risk factors under the headings “We may be unable to obtain or retain necessary permits, leases, or other types of land tenure, which could adversely affect our operations”, “Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks”, and “Civil disturbances and criminal activities can disrupt business and expose the Company to liability” above for further information. A determination of insufficient or defective Legal Title or risks in connection with a challenge to our Legal Title could result in loss of Legal Title, litigation, insurance claims, the impairment, preclusion, or cessation of exploration, development, or mining operations, and potential losses affecting the Company's business as a whole.
Risks Related to Our Common Stock
The price of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.
As a publicly traded company with securities listed on the NYSE, TSX, ASX, and PNGX the market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are: (i) changes in gold, and to a lesser extent, silver, copper, zinc or lead prices; (ii) operating and financial performance that vary from the expectations of management, securities analysts and investors or our financial outlook; (iii) developments in our business or in the mining sector generally; (iv) regulatory changes affecting our industry generally or our business and operations; (v) the operating and stock price performance of companies that investors consider to be comparable to us; (vi) announcements of strategic developments, acquisitions and other material events by us or our competitors; (vii) our ability to integrate and operate the companies and the businesses that we acquire (including, for example, Newcrest); (viii) the perception of the Company’s ESG performance and its ability to deliver on ESG commitments and expectations, including in connection with the Company's climate strategy; (ix) response to activism; and (x) changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility. The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of particular companies, and has in the past been impacted by the COVID-19 pandemic and Russia-Ukraine conflict, and could in the future be impacted by geopolitical and other macroeconomic factors. These broad market fluctuations may adversely affect the trading price of our common stock.
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
Risks Related to the Combined Company Following the Newcrest Transaction
As disclosed in this Form 10-K, on November 6, 2023, Newmont closed its acquisition of Newcrest following receipt of all regulatory approvals and approval by Newmont’s and Newcrest’s shareholders of the resolutions at the shareholder meetings on October 11 and October 13, 2023, respectively. The Newcrest transaction could subject us to significant risks, including those described below.
Significant demands will be placed on the combined company as a result of the combination.
As a result of the Newcrest transaction, significant demands will be placed on the managerial, operational and financial personnel and systems of Newmont. There can be no assurance that the systems, procedures and controls of Newmont will be adequate to support the expansion of operations and associated increased costs and complexity following and resulting from the combination. The future operating results of Newmont will be affected by the ability of our officers and key employees to manage changing business conditions, to integrate Newmont and Newcrest, to implement a new business strategy and to improve our operational and financial controls and reporting systems.
We may not realize the anticipated benefits of the Newcrest transaction and the integration of Newcrest and Newmont may not occur as planned.
The Newcrest transaction was pursued with the expectation that its implementation will result in an increase in sustained profitability, cost savings and enhanced growth opportunities for Newmont. These anticipated benefits will depend in part on whether Newcrest’s and Newmont’s operations can be integrated in an efficient and effective manner. The on-going integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies which may be geographically separated, anticipated and unanticipated liabilities, unanticipated costs (including substantial capital expenditures required by the integration) and the loss of key employees.
The performance of operations could be adversely affected if, among other things, Newmont is not able to achieve the anticipated savings and synergies expected to be realized in entering the Newcrest transaction, or retain key employees to assist in the integration and operation of Newcrest and Newmont. The integration of Newmont and Newcrest may pose special risks, including one-time write-offs, restructuring charges and unanticipated costs. In addition, the integration process could result in diversion of the attention of management and disruption of existing relationships with suppliers, employees, customers and other constituencies of Newmont. Although Newmont and its advisors have conducted due diligence on the operations of Newcrest, there can be no guarantee that Newmont is aware of any and all liabilities of Newcrest. For example, the compliance mechanisms and monitoring programs adopted and implemented by Newcrest prior to the Newcrest transaction may not adequately prevent or detect possible violations of environmental, health and safety, taxes, employment, labor standards, money laundering, terrorist financing and other applicable laws and failure by Newcrest to comply with any of the foregoing legislation prior to the Newcrest transaction could result in severe criminal or civil sanctions and may subject Newmont to other liabilities, including fines, prosecution and reputational damage, all of which could have a material adverse effect on the business, consolidated results of operations and consolidated financial condition of Newmont. As a result of these factors, it is possible that certain benefits expected from the Newcrest transaction may not be realized.
Newcrest’s public filings were subject to Australian disclosure standards, which differ from SEC disclosure requirements.
Prior to the Newcrest transaction, Newcrest’s Ore Reserve and Mineral Resource estimates (the “Newcrest Historical Estimates”) have been prepared by Newcrest in accordance with the applicable reporting requirements of, and are based on confidence categories defined in, the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves, December 2012 (the “JORC Code”), and the reporting requirements of the ASX Listing Rules Chapter 5, July 2022 (together, “the Australian Standards”), each of which differs from the requirements of Subpart 1300 of Regulation S-K adopted by the SEC (the “S-K 1300 Standard”).
The S-K 1300 Standard and the Australian Standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but embody different approaches and definitions. For example, the terms “Ore Reserve,” “Proved Ore Reserve,” “Probable Ore Reserve,” “Mineral Resource,” “Measured Mineral Resource,” “Indicated Mineral Resource,” and “Inferred Mineral Resource” are Australian mining terms as defined in the JORC Code, and their definitions differ from the definitions of the terms “mineral reserve,” “proven mineral reserve,” “probable mineral reserve,” “mineral resource,” “measured mineral resource,” “indicated mineral resource” and “inferred mineral resource” under the S-K 1300 Standard. “Inferred mineral resources” have a great amount of uncertainty as to the existence of such resources and their economic and legal feasibility. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Under the S-K 1300 Standard, a pre-feasibility study, as defined under the S-K 1300 Standard, is typically required to report mineral reserves supported by a discounted cash flow analysis. The requirements for the declaration of mineral reserves under the S-K 1300 Standard are generally stricter than what is acceptable under JORC and have required the reclassification of previously declared mineral reserves to mineral resources, and there have also been adjustments to the amounts of previously declared mineral reserves and resources pending further study work. In addition to such adjustments, the JORC Code allows Measured and Indicated Mineral Resources to be reported inclusive of Mineral Resources modified to produce its Ore Reserves whereas the S-K 1300 Standard requires mineral resources to be reported exclusive of mineral reserves.
Future adjustments may occur due to differing standards, required study levels, price assumptions, future divestments and acquisitions and other factors.
ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.       CYBERSECURITY
Risk Management and Strategy
We rely upon technology and information systems to support our mining and business operations globally. These systems may be susceptible to cybersecurity risks including, but not limited to, external attackers, malware, viruses, and unauthorized access to our IT systems. We continuously invest and develop our cybersecurity controls and processes to address these threats and reduce the risk of future breaches and cyber attacks. Risk associated with a cybersecurity incident, impacting our operations, has been integrated into our overall global risk management system and process.
Foundationally, we seek to manage cyber risk through a structure of controls that includes cybersecurity standards, policies and cyber solutions that protect the availability, integrity, and confidentiality of our critical IT and mining systems. We monitor for emergent cyber threats and assess any actions required to reduce those risks. Our cybersecurity program is aligned to globally recognized security frameworks including the Mitre Att&ck Framework, NIST and ISO27001. We are currently certified compliant against ISO27001 and engage a certified audit firm to conduct annual control testing and reaffirm our certification. We further test our cybersecurity controls by engaging leading third-party cybersecurity service providers to perform external and internal penetration tests of critical business applications and mining system. Additionally, we review and tabletop test our incident response plan. We leverage continuous monitoring of our internet facing presence, as well as, known internet based criminal communities for mentions of Newmont, our executives, and employees. Our Security Operations Center ("SOC") continuously monitors for security events and threats, responding and escalating when appropriate. We also hold employee trainings on privacy and current cybersecurity topics, conduct phishing tests and generally seek to promote awareness of cybersecurity risk through communication and education of our employee population.
Newmont requires third parties that supply IT services, have access to Newmont systems, or manage Newmont data to adhere to established Newmont security policies. Additionally, Newmont requires that such third parties are required to provide detailed information on their established security controls via our third party risk assessment process. The third party risk assessment informs our contracting process. Specific certification may be required of critical third party IT service providers and partners. All third party workers are bound by our Acceptable Technology Use standard which governs appropriate IT systems access and usage.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee or vendor misconduct, and other external hazards could expose our information systems, and those of our vendors, to security breaches, cybersecurity incidents or other disruptions, any of which could materially and adversely affect our business. Cybersecurity incidents may also cause disruption to mining operations; critical financial or reporting systems impairment; breach or integrity loss of Newmont proprietary or confidential data; or external reputational damage.
The sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may become insufficient. In addition, new technology that could result in greater operational efficiency such as our use of artificial intelligence, fleet electrification, and autonomous vehicles may further expose our operations and computer systems to the risk of cybersecurity incidents. Newmont did not identify any cybersecurity incidents during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect Newmont's business strategy, results of operations, or financial condition.
Additional information about cybersecurity risks we face is discussed in Item 1A, Risk Factors if this report under the heading "We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure and risks associated with implementation, upgrade, operation and integration" which should be read in conjunction with the information above.
Governance
As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Our Audit Committee, comprised of independent directors from our Board, oversees the responsibilities relating to the operational (including information technology (IT) risks and data security) risk affairs of the Company. Our Audit Committee is informed of such risks through quarterly reports from our cybersecurity leadership and it reports any material findings and recommendations to the full Board for consideration.
Our Cybersecurity team, comprised of seasoned IT and cybersecurity members, has decades of experience across multiple technical and compliance disciplines including cyber incident response, forensics, IT compliance, incident recovery, threat investigation and information technology. Our cybersecurity team includes several individuals who hold industry recognized certifications and advanced degrees in cybersecurity. Cybersecurity oversees the implementation and compliance of our information security standards, information technology compliance, and mitigation of information security related risks. The Chief Technology Officer (CTO) and Chief Information Officer (CIO) have direct oversight of the cybersecurity function. We also have management level committees, leaders, and a cybersecurity incident team who support our processes to assess and manage cybersecurity risk as follows:

•The head of privacy, in conjunction with the cybersecurity leadership assists on identification and mitigation of privacy related risks across the enterprise. This combination brings together legal, compliance and other function leads as required.
•The Cybersecurity Disclosure Steering Committee, comprised of leadership from IT, cybersecurity, operations, risk, finance, legal and compliance across business segments, contributes to the assessment of cybersecurity breach, planned response, and required disclosures and filings.
•The Rapid Response Team, which includes senior executives across the Company and its global operations, is alerted as appropriate to cybersecurity incidents, natural disasters and business outages. The Rapid Response Team performs tabletop exercises on a yearly basis with inclusion across functions.
Each of these committees provides summary reports on their activities, which is then communicated as appropriate to the Audit Committee.

ITEM 2.       PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)
Production and Development Properties
Newmont’s properties are described below and unless otherwise noted are in the production stage and are operated by Newmont. All key permits have either been obtained by Newmont or approval is expected to be received in the normal course of business. Production and other operating statistics are presented below in the Operating Statistics section for each site. In addition, Newmont holds investment interests in Canada, Mexico, Chile, Argentina and various other locations. The Company maintains its corporate headquarters in Denver, Colorado U.S. and has various regional offices.
Refer to Item 1A, Risk Factors, for risks related to our properties.
Cripple Creek & Victor, U.S. (100% owned) CC&V, located next to the town of Victor and the city of Cripple Creek, Colorado, is an open pit operation. The CC&V operation comprises two state mining leases, three surface parcels, 154 mineral parcels, 1,753 patented mining claims and 13 unpatented lode claims encompassing a total area of 12,985 acres (5,255 hectares). CC&V is an epithermal alkalic deposit with heap leaching facilities. The available mining fleet consists of two hydraulic shovels, two loaders, and 21 haul trucks, each with a 250-tonne payload. CC&V’s gross property, plant and mine development at December 31, 2023 was $1,132. CC&V reported 1.3 million ounces of gold reserves at December 31, 2023.
Musselwhite, Canada. (100% owned) Musselwhite, located approximately 265 miles (430 kilometers) north of Thunder Bay, Ontario, is an underground operation. The Musselwhite operation comprises 940 mining claims and 338 mining leases, issued under the Ontario Mining Act, encompassing an area of 13,366 acres (5,409 hectares). The mining leases expire between 2025 and 2033. Musselwhite is an iron formation hosted gold deposit. Process facilities include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available mining fleet consists of 11 underground loaders and 14 haul trucks, each with a 45-tonne payload. Musselwhite’s gross property, plant and mine development at December 31, 2023 was $1,276. Musselwhite reported 1.5 million ounces of gold reserves at December 31, 2023.
Porcupine, Canada. (100% owned) Porcupine consists of the Hollinger open pit and Hoyle Pond underground operations, located in the city of Timmins, Ontario, as well as the Borden underground operation, located near the town of Chapleau, Ontario. The Porcupine operation is comprised of 699 mining claims, 1,105 mining patents, and 157 mining leases, issued under the Ontario Mining Act, encompassing an area of 98,138 acres (39,715 hectares). The Borden operations is comprised of 488 mining cell claims, 530 surface and mining patents, and 35 surface and mining leases encompassing an area of 245,232 acres (99,241 acres). Mineralization at Hollinger and Hoyle, in Timmins, comprises multiple generations of quartz-carbonate-tourmaline albite veins, associated pyrite alteration envelopes, and disseminated pyrite mineralization. Mineralization at Borden consists of a shear zone containing quartz-vein hosted sulfides within a high-grade metamorphic greenstone package. Process facilities, located in the city of Timmins, include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, Knelson concentrators, Acacia reactor, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available mining fleet consists of three hydraulic shovels, six loaders, 21 underground loaders, and 27 haul trucks, with payloads ranging from 30 to 137 tonnes. Porcupine’s gross property, plant and mine development at December 31, 2023 was $1,830. Porcupine reported 2.2 million ounces of gold reserves at December 31, 2023.

Éléonore, Canada. (100% owned) Éléonore, located approximately 510 miles (825 kilometers) north of Montreal in Eeyou Istchee/James Bay in Northern Quebec, is an underground operation. The Éléonore operation is comprised of 368 mining claims and one mining lease, issued under the Quebec Mining Act, encompassing 48,210 acres (19,511 hectares). Éléonore is a clastic sediment-hosted stockwork-disseminated gold deposit. Process facilities include a conventional mill which consists of a crushing and grinding circuit, flotation circuit, carbon-in-pulp circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available fleet consists of 15 underground loaders, and 11 haul trucks, each with 45 to 60-tonne payloads. Éléonore’s gross property, plant and mine development at December 31, 2023 was $1,208. Éléonore reported 1.5 million ounces of gold reserves at December 31, 2023.
Red Chris, Canada. (70% owned) Red Chris is 70% owned by Newcrest Red Chris Mining Limited, a Newmont subsidiary, and 30% owned by Red Chris Development Company Ltd., an Imperial Metals subsidiary, and is accounted for under proportionate consolidation. Red Chris is located in northwest British Columbia, Canada, approximately 11 miles (18 kilometers) southeast of the Iskut village, 50 miles (80 kilometers) south of Dease Lake, and 7 miles (12 kilometers) east of the Stewart-Cassiar Highway 37. The Red Chris operation is comprised of five mining leases which cover 12,703 acres (5,141 hectares) and 75 mineral claims, encompassing an area of approximately 47,140 acres (19,077 hectares). The mining leases expire in 2042. Red Chris is a copper-gold open pit mining operation. Newmont is conducting a feasibility study on a potential underground block cave mine, and has commenced an exploration decline. Gold and copper porphyry-style mineralization consists of vein, disseminated and breccia sulfides. The main sulfide mineral assemblage is pyrite-chalcopyrite-bornite. Ore from the mine is fed to a primary crusher with crushed ore conveyed to a coarse ore stockpile. From there ore is reclaimed and fed to a conventional SAG mill–ball mill–pebble crushing comminution circuit which in turn feeds a flotation circuit. Flotation concentrate is dewatered and loaded into trucks for transportation off-site. The processing facilities are housed in a single process building. Additional to crushing and processing are waste rock storage facilities, a tailings storage facility, water treatment facilities, and waste treatment facilities. The available fleet consists of three face shovels, five drills, 23 trucks (dump and water trucks), three graders, five excavators, nine loaders, and five dozers. Red Chris’s gross property, plant and mine development at December 31, 2023 was $1,671. Red Chris reported 3.9 million ounces of gold reserves and 2,300 million pounds of copper reserves at December 31, 2023.
Brucejack, Canada. (100% owned) Brucejack, located in western British Columbia, approximately 40 miles (65 kilometers) north of Stewart and 28 miles (45 kilometers) southwest of the Stewart-Cassiar Highway 37, is an underground operation. The Brucejack operation comprises four mining leases and six core mineral claims which cover 8,169 acres (3,306 hectares) and 337 mineral claims covering 298,795 acres (120,918 hectares). The mining leases expire in 2045. Brucejack is a deformed, porphyry-related transitional to intermediate sulphidation epithermal high-grade gold-silver deposit. Gold is hosted in quartz-calcite vein stockworks, sheeted veins and veinlets and can also be associated with arsenian pyrite. Process facilities include a mill building containing process equipment, including a rock bin, SAG mill-ball mill circuit followed by conventional flotation, concentrate dewatering, concentrate load-out and tailings dewater operations, a water treatment plant, a paste backfill plant, and a metallurgical laboratory. The mining fleet includes a fleet of load-haul-dump vehicles, trucks for material loading and transport to surface, excavators, bolters, shotcrete sprayers, long-hole drills, and cable bolters. Brucejack’s gross property, plant and mine development at December 31, 2023 was $2,910. Brucejack reported 3.1 million ounces of gold reserves at December 31, 2023.

Peñasquito, Mexico. (100% owned) Peñasquito is an open pit operation located in the northeast corner of Zacatecas State, approximately 125 miles (200 kilometers) northeast of the city of Zacatecas and is accessible by paved roads with a private airport close to the site. The property began production in 2009, with commercial production being achieved in 2010. Goldcorp acquired its ownership in the mine in 2006 when it acquired Glamis. In 2019, Newmont acquired Goldcorp, obtaining full ownership interest in Peñasquito. Peñasquito consists of the Peñasco and Chile Colorado open pit mines.
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
Process facilities include a sulfide processing plant, comprising three stages of flotation: carbon, lead, and zinc. The carbon pre-flotation circuit was added in 2018 ahead of lead flotation to remove organic carbon associated with sedimentary ores. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrates. The tailings from the leach circuit undergoes cyanide destruction and combines with final flotation tailings for final deposition in the tailings storage facility.
The available mining fleet consists of five rope shovels, three hydraulic shovels, four loaders, and 82 haul trucks, each with a 312-tonne payload. The fleet is supported by 9 blast hole production drills, as well as track dozers, rubber tire dozers, excavators, and graders.
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
Peñasquito’s gross property, plant and mine development at December 31, 2023 was $5,644.
As of December 31, 2023 and 2022, Peñasquito reported 4.6 million and 5.4 million ounces of gold reserves, respectively, 313 million ounces and 346 million of silver reserves, respectively, 2,100 million and 2,300 million pounds of lead reserves, respectively, and 4,900 million and 5,540 million pounds of zinc reserves, respectively. These changes represent a decrease of approximately 15% in gold reserves, a decrease of approximately 10% in silver reserves, a decrease of approximately 9% in lead reserves, and a decrease of approximately 12% in zinc reserves in 2023 compared to 2022. The overall reduction in gold reserves is primarily due to depletion, resource model updates, and other modifying factors, including mill recovery and geotechnical considerations.
As of December 31, 2023 and 2022, Peñasquito reported 1.5 million and 3.7 million ounces of gold resources, respectively, 175 million ounces and 314 million of silver resources, respectively, 1,100 million and 2,070 million pounds of lead resources, respectively, and 2,900 million and 4,740 million pounds of zinc resources, respectively. These changes represent a decrease of approximately 59% in gold resources, a decrease of approximately 44% in silver resources, a decrease of approximately 47% in lead resources, and a decrease of approximately 39% in zinc resources in 2023 compared to 2022. The overall decrease in gold resources is primarily due to resource model and cost updates.
Merian, Suriname. (75% owned) Merian is owned 75% by Newmont Suriname, LLC (“Newmont Suriname”) (formerly known as Suriname Gold Company LLC and 100% indirectly owned by Newmont Corporation) and 25% by Staatsolie Maatschappij Suriname N.V. (“Staatsolie,” a company wholly owned by the Republic of Suriname). Merian is located in Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the French Guiana border. The Merian operation is comprised of one Right of Exploitation and five Rights of Exploration encompassing an area of 41,484 acres (16,788 hectares). All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. The operation currently includes the Merian 2 open pit, the Merian 1 open pit, the Maraba open pit, and the Kupari open pit. The available mining fleet consists of three shovels, three mining excavators, and 36 haul trucks, each with 150-tonne payload. Merian includes processing facilities that utilize a conventional gold mill, primary crusher and processing plant, consisting of a comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electrowinning and induction furnace smelting to produce a gold doré product. Merian’s gross property, plant and mine development at December 31, 2023 was $1,290. Merian reported 3.9 million attributable ounces of gold reserves at December 31, 2023.
Brownfield exploration and development for new reserves is ongoing.
Cerro Negro, Argentina. (100% owned) Cerro Negro is located in southern Argentina about 250 miles (400 kilometers) southwest of the coastal city of Comodoro Rivadavia. The mineral tenure consists of ten mining property titles encompassing 53,246 acres (21,548 hectares), and three exploration licenses, encompassing 13,193 acres (5,339 hectares). We also own lands in the Cerro

Negro mine area, totaling approximately 27,429 acres (11,100 hectares), which overlie the Bajo Negro and Vein Zone deposits and adjacent prospects. Cerro Negro consists of the Eureka, Mariana Central, Mariana Norte, Emilia, and San Marcos operating underground mines and the Baja Negro and Silica Cap underground mines, which are currently in development. Deposits within the Cerro Negro mine operations are low sulfidation, epithermal gold/silver vein deposits. Cerro Negro’s available underground mining fleet consists of 8 underground loaders, 12 underground haul trucks and eight surface haul trucks, each with 30 to 40-tonne payloads and additional auxiliary equipment as required. The processing plant facilities consist of a crushing plant, a grinding circuit, agitated leaching, counter-current decantation, solution clarification, Merril Crowe zinc precipitation and smelting to produce gold and silver doré bars that are shipped to a refinery for further processing. Cerro Negro’s gross property, plant and mine development at December 31, 2023 was $2,110. Cerro Negro reported 3.2 million ounces of gold reserves at December 31, 2023.
Brownfield exploration and development for new reserves is ongoing, including the development of the Eastern district.

Pueblo Viejo, Dominican Republic. (40% owned) Pueblo Viejo is a joint venture with Barrick, where Barrick is the operator who holds the remaining 60% interest. Commercial production was achieved in January 2013 and the Pueblo Viejo Mine completed its ramp-up to full design capacity in 2014. In March 2006, Barrick acquired the Pueblo Viejo mine as a result of their acquisition of Placer Dome Inc and subsequently sold 40% to Goldcorp. Newmont obtained the 40% ownership of Pueblo Viejo when Newmont acquired Goldcorp in 2019. We report our interest in Pueblo Viejo on an equity method basis.
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
The Pueblo Viejo deposits are located in two major areas, the Monte Negro pit and the Moore pit, and consists of high sulfidation or acid sulfate epithermal gold, silver, copper and zinc mineralization. Process facilities include a conventional mill which consists of a crushing and grinding circuit, autoclaves, and a carbon-in-leach circuit. The plant expansion project is nearing completion and adds a new crusher, SAG mill, carbon-in-leach circuit and a flotation circuit. The tailings storage facility continues to advance. The plant expansion and tailings storage facility are designed to extend its life to 2040 and beyond. In 2013, Pueblo Viejo commissioned a combined cycle reciprocating engine power plant, together with a transmission line connecting the plant to the mine site. The power plant is located near the port city of San Pedro de Macoris and will provide the long-term power supply for the Pueblo Viejo mine. In 2019, Pueblo Viejo signed a 10-year natural gas supply contract with AES Andres DR, S.A. in the Dominican Republic who also completed a new gas pipeline to the facility.
The available mining fleet consists of three shovels, five front loaders, 46 haul trucks, each with an average payload of 177 tonnes, and seven drills.
The Company's attributable portion of Pueblo Viejo’s gross property, plant and mine development is $3,096 at December 31, 2023. We report our 40% interest in Pueblo Viejo on an equity method basis under U.S. GAAP and as a result our attributable portion of Pueblo Viejo's gross property, plant and mine development is included in the carrying value of our equity method investment at December 31, 2023.
As of December 31, 2023 and 2022, Pueblo Viejo reported 8.0 million and 8.2 million ounces of attributable gold reserves, respectively, and 49.5 million and 51.0 million ounces of attributable silver reserves, respectively. These changes represent a decrease of approximately 2% in attributable gold reserves and a decrease of approximately 3% in attributable silver reserves in 2023 compared to 2022. The decrease in gold reserves is primarily due to depletion.
As of December 31, 2023 and 2022, Pueblo Viejo reported 2.3 million and 2.1 million attributable ounces of gold resources, respectively and 12.3 million and 11.7 million attributable ounces of silver reserves. These changes represent an increase of approximately 8% in attributable gold resources and an increase of approximately 5% in attributable silver resources in 2023 compared to 2022. The increase to resources is primarily due to positive revisions as a result of technical changes.
Yanacocha, Peru. (100% owned) In 2022, the Company completed the acquisition of Compañia de Minas Buenaventura S.A.A.'s (“Buenaventura”) 43.65% noncontrolling interest and Summit Global Management II VB's, a subsidiary of Sumitomo ("Sumitomo"), 5% noncontrolling interest in Yanacocha. At December 31, 2023, the Company holds 100% ownership interest in Yanacocha. Refer to Note 1 to the Consolidated Financial Statements for further information.
Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca. Yanacocha is comprised of 18 mining concessions encompassing 245,526 acres (99,361 hectares).
Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite, which is placed on leach pads. Yanacocha consists of the following open pit mines: the La Quinua Complex, the Yanacocha Complex, the Carachugo Complex, and Maqui Maqui. Yanacocha has four leach pads (La Quinua, Yanacocha, Carachugo and Maqui Maqui), with leaching operations at La Quinua and Carachugo. Yanacocha also has three gold processing plants (Pampa Larga, Yanacocha Norte and La Quinua), one limestone processing facility (China Linda) and one mill (Yanacocha Gold Mill). The La Quinua Complex mined material from the La Quinua Sur and the Tapado Oeste Layback and finished mining operations in 2021. The Yanacocha Complex mined material from the Yanacocha Layback and Yanacocha Pinos, which has had limited mining operations in recent years, finished mining operations in 2022. The Maqui Maqui operations mined material from multiple mines that are no longer in operation. The Yanacocha Gold Mill ceased current operations in February 2021 and has been placed into care and maintenance. It will be repurposed for use as part of the Yanacocha Sulfides project. The Carachugo leach pad processes oxide material from Quecher Main. Yanacocha’s available mining fleet consists of two shovels, four excavators, and 25 haul trucks, each with 233-tonne payload. Yanacocha’s gross property, plant and mine development at December 31, 2023 was $5,876. Yanacocha reported 5.5 million ounces of gold reserves at December 31, 2023.
Boddington and Tanami, Australia. Newmont’s Boddington and Tanami operations in Australia take place on land that falls under the custodianship of Aboriginal people. Aboriginal land rights in Australia, which recognize the traditional rights and customs of Aboriginal people, are governed by the Commonwealth Native Title Act and certain other Acts specific to individual states and territories. The Commonwealth Native Title Act was enacted in 1993 following a decision in the High Court of Australia, which held that Aboriginal people, who have maintained a continuing connection with their land according to their traditional laws and customs, may hold certain rights which should be recognized under Australian common law. In the Northern Territory, where the Tanami operation is located, the Aboriginal Land Rights Act (“ALRA”) was introduced in 1976, which established an Aboriginal Land rights regime. Under the ALRA, approximately 50% of the land in the Northern Territory was granted as Aboriginal freehold land.
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

The Boddington project area comprises 52,506 acres (21,249 hectares) of mining tenure leased from the State of Western Australia, of which 26,910 acres (10,890 hectares) is subleased from the South 32 Worsley Joint Venturers ("Worsley JV"). The total project area is comprised of multiple leases that expire between 2025 and 2043. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps existing mining tenure. The majority of its current operational area is located on its freehold property.

200,000
300,000
400,000
500,000
600,000
700,000
6,500,000
6,400,000
6,300,000
6,200,000
6,100,000
Northern Territory
Australia
Queensland
Western Australia
South Australia
New South Wales
Victoria
Merredin
Perth
Boddington Mine
508 m
Mandurah
WESTERN AUSTRALIA
Narrogin
400 m
DARLING SCARP
Bunbury
Busselton
356 m
Fitzgerald River National Park
Manjimup
809 m
Stirling Range National Park
1060 m
Lake Muir
Shannon National Park
Mt Roe-Mt Lindesay
D'Entrecasteaux National Park
N
W
E
S
0
20
40
60
80
Kilometers
Boddington Mine
Western Australia, Australia
MAP SCALE:
1:2,500,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 50S
REVISION DATE:
1/12/2024

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
Boddington consists of greenstone diorite hosted mineralization and exploration activities continue to develop the known reserve. The mine operates two pits (North and South Pits), utilizing two electric rope shovels, a diesel powered face shovel and an electric hydraulic shovel as its prime ex-pit material movers with a fleet of 41 production autonomous haulage trucks. Boddington has a current capacity to mine approximately 150,000 to 200,000 tonnes of material per day. The milling plant includes a three-stage crushing facility (two primary crushers, six secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and a carbon-in-leach circuit. The flotation circuit process recovers gold-copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered to produce doré. Mining operations consist of two open pit operations located adjacent to each other.
Power for the operation is sourced through the local power grid under a long-term power purchase agreement with Bluewaters Power. The power supply contract with Bluewaters expires in 2026 and includes an option to extend.
Boddington’s gross property, plant and mine development at December 31, 2023 was $4,750.
As of December 31, 2023 and 2022, Boddington reported 9.6 million and 10.6 million ounces of gold reserves, respectively, and 1,000 million and 1,160 million pounds of copper reserves, respectively. These changes represent a decrease of approximately 9% in gold reserves and a decrease of approximately 14% in copper reserves in 2023 compared to 2022. The overall reduction in gold reserves is primarily due to depletion.
As of December 31, 2023 and 2022, Boddington reported 4.7 million and 4.6 million ounces of gold resources, respectively, and 700 million and 660 million pounds of copper resources, respectively. The gold resources remained consistent and the copper resources increased approximately 6% in 2023 compared to 2022.
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
The Newmont Tanami Operations are comprised of exploration licenses encompassing a total area of 1,510,806 acres (611,402 hectares) including 648,157 acres (262,300 hectares) relating to the Tobruk and Monza Joint Ventures entered into with Prodigy Gold, for which Newmont is the operator, and 11,025 acres (4,462 hectares) of mineral leases granted pursuant to the Northern Territory Mineral Titles Act. Additionally, Newmont operates through exploration and mining agreements with the Central Land Council who represent Traditional Owners, the Warlpiri people.
Tanami consists of sediment hosted sheeted quartz vein mineralization. Tanami, as an underground mining operation, has a fleet of ten underground loaders and 23 haul trucks, each with 60 to 65-tonne payloads. Processing plant facilities currently consist of a crushing plant, a grinding circuit, a gravity circuit, carbon in pulp tanks and a conventional tailings disposal facility. Tanami’s gross property, plant and mine development at December 31, 2023 was $2,995. Tanami reported 4.8 million ounces of gold reserves at December 31, 2023.
Brownfield exploration and development for new reserves is ongoing with the main focus being underground ore definition drilling of the Auron, Federation and Liberator ore bodies as well as exploration of the Oberon deposit.

Cadia, Australia. (100% owned) Cadia is located approximately 16 miles (25 kilometers) south-southwest of the town of Orange in New South Wales ("NSW") and is accessible primarily by paved roads and through the Orange airport located approximately 8 miles (13 kilometers) northeast of the Cadia Operations. The Cadia Operations consist of six granted mining leases and five granted exploration licenses through NSW encompassing a total area of 53,128 acres (21,500 hectares). Newmont predominantly owns all properties covered by the mining leases and a number of properties in the surrounding area. The main mining lease expires in October 2038 but can be renewed. Newcrest acquired the Cadia mine in 1991. Newmont obtained the 100% ownership of Cadia when Newmont acquired Newcrest in 2023.

Cadia consists of the Cadia East, Cadia Extended, and Ridgeway deposits which consist of alkalic porphyry gold-copper style mineralization and the Big Cadia deposit which is a skarn-style occurrence.

Cadia Mine
New South Wales, Australia
MAP SCALE: 1:2,500,000
COORDINATE SYSTEM: WGS 1984 UTM Zone 55S
REVISION DATE: 12/21/2023
Australia
Western Australia
Northern Territory
Queensland
South Australia
New South Wales
Victoria
Dubbo
Parkes
Orange
Muswellbrook
Newcastle
Katoomba
Griffith
Young
Wollongong
Goulburn
Wagga Wagga
Canberra
Nowra
0 20 40 60 80 Kilometers
N S E W

The NSW government levies a royalty rate of 4% for gold, silver, copper, and molybdenum based on revenue. Treatment costs, depreciation, realization, and administration costs are allowable deductions from revenue for royalty calculations.
Cadia operates two adjacent concentrators, Concentrator 1 and Concentrator 2, currently treating ore from Cadia East mine. Both concentrators have undergone throughput upgrades, including operational improvements, over the years. Water supply at Cadia is sourced from the Cadiangullong Dam, Upper Rodds Creek Dam, Flyers Creek Weir, Cadia Creek Weir, Orange Sewage Treatment Plant treated effluent, Blayney Sewage Treatment Plant treated effluent, on-site groundwater bores, Belubula River, Cadia Extended open pit (a completed and backfilled extension of the Cadia Hill open pit) and site runoff. Cadia sources all of its power from the National Electricity Market. Cadia is currently under an electricity supply agreement and holds a power purchase agreement.
Production mining is an underground panel cave mining from Cadia East with underground crushing and conveyor to surface. The processing plant infrastructure includes high pressure grinding rolls, SAG mills, ball mills, flotation, coarse ore flotation, gravity concentrator and a molybdenum plant to produce copper and gold concentrate, gold doré and molybdenum concentrate.
The available fleet consists of 33 underground production loaders with an average 18.4 tonne payload. Cadia’s gross property, plant and mine development at December 31, 2023 was $5,355.
As of December 31, 2023, Cadia reported 14.7 million ounces of gold reserves, 7,100 million pounds of copper reserves, 24 million ounces of silver reserves, and 200 million pounds of molybdenum reserves.
As of December 31, 2023, Cadia reported 20.6 million ounces of gold resources, 10,300 million pounds of copper resources, 39 million ounces of silver resources, and 200 million pounds of molybdenum resources.
Telfer, Australia. (100% owned) Telfer, located in the East Pilbara region in Western Australia, approximately 280 miles (450 km) southwest of Port Hedland, is an open pit and underground operation. The operations comprise 30 mining leases and four general purpose leases which cover 67,368 acres (27,263 hectares). The main mining leases expire in 2024. Gold and copper mineralization is contained within narrow high grade reefs, pod-like mineralized bodies, sheeted vein sets and low grade stockworks hosted by Proterozoic sedimentary rocks. Copper mineralization is also contained within chalcopyrite, chalcocite and bornite sulfide species. Process facilities include two processing trains, each comprised of a SAG and ball milling circuit, a flash flotation circuit, gravity recovery circuits, a copper-pyrite flotation circuits, a carbon-in-leach plant, counter-current decantation circuit, concentrate dewatering and load out, tailings dewatering, carbon recovery and elution circuit and supplementary dump leach. Gold recovered from the gravity circuit and gold eluted from carbon-in-leach and dump leach carbon are recovered via electrowinning and smelting in the gold room to produce doré. The underground mining mobile fleet comprises of seven underground loaders and six trucks each with a 50-tonne payload. Telfer underground also comprises of an underground crusher and hoisting system capable of hoisting 900t/hr to the surface. The open pit mining fleet comprises 31 haul trucks and three excavators. Telfer’s gross property, plant and mine development at December 31, 2023 was $345. Telfer reported no gold reserves at December 31, 2023.

Lihir, Papua New Guinea. (100% owned) Lihir is an open pit mine located near the town of Londolovit on Lihir Island, approximately 560 miles (900 kilometers) northeast of Port Moresby, the national capital. Access to Lihir Island is through the Kunaye airport located approximately 4 miles (7 kilometers) north of the mine. Newcrest acquired the Lihir mine in 2010. Newmont obtained the 100% ownership of Lihir when Newmont acquired Newcrest in 2023.
The Lihir deposit is considered to be an example of an epithermal gold deposit. Lihir Island is part of a 155 mile (250-kilometers) long, northwest-trending, alkalic volcanic island chain that sits within an area where several micro-plates (Solomon Sea Plate, South Bismarck Plate and North Bismarck Plate) developed between the converging Australian and South Pacific plates. Lihir Island comprises two Plio–Pleistocene volcanic blocks, Londolovit Block and Wurtol Wedge and three Pleistocene volcanic edifices, Huniho, Kinami, and Luise.

200,000
300,000
400,000
500,000
600,000
700,000
Papua New Guinea
Lihir Mine
Kavieng
1585 m
Kokopo
2302 m
2346 m
N
W
E
S
0 20 40 60 80
Kilometers
Lihir Mine
New Ireland, Papua New Guinea
MAP SCALE:
1:2,500,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 56S
REVISION DATE:
12/21/2023

Lihir consists of a granted Special Mining Lease, two granted Mining Leases, one granted Exploration License, five granted Leases for Mining Purposes, and three Mining Easements held in the name of Lihir Gold. The total area under license is approximately 63,506 acres (25,700 hectares). Lihir is situated on land held variously under customary, State of PNG, and private ownership, including under State of PNG lease. The bulk of the land that is or will be affected by development, operations and closure of the Lihir Operations is customary owned. Newmont has been granted rights to undertake mining and processing of gold and related activities, through negotiations with the state and local government, and landowners in the area. Environment Permits for water extraction and waste disposal are in place to support mining operations. The Londolovit River is the main source of water for the process plant and surrounding area.
A 2% royalty is payable to the State on the realized prices of all gold and silver bullion sold. In addition, a production levy of 0.5% is also payable to the PNG Mineral Resource Authority on the gross income from the sale of the minerals (i.e., excluding the offsets of treatment and refining charges, payable terms and freight) and other income derived from or in connection with the mining operations.
Operations at Lihir are conducted using a fleet of seven shovels and 49 haul trucks, with payload ranging from 85 to 135-tonnes. The process plant consists of crushing and grinding followed by partial flotation, pressure oxidation, and recovery of gold from washed oxidized slurry using conventional cyanidation. For tailings management, Lihir utilizes deep-sea tailings placement in a suitable deep-ocean location. The plant has undergone a number of alterations and expansions since first commissioning in 1997.
Lihir’s gross property, plant and mine development at December 31, 2023 was $2,645.
As of December 31, 2023, Lihir reported 17.5 million ounces of gold reserves. As of December 31, 2023, Lihir reported 20.2 million ounces of gold resources.
Ahafo and Akyem, Ghana. All of Newmont’s operations in Africa are located in Ghana. In December 2003, Ghana’s Parliament unanimously ratified an Investment Agreement (“IA”) between Newmont and the government of Ghana. The IA established a fixed fiscal and legal regime, including fixed royalty and tax rates, for the life of any Newmont project in Ghana. In December 2015, Ghana’s Parliament ratified the Revised Investment Agreements (“Ghana Investment Agreements” or “Revised IAs”). Currently, the maximum corporate income tax rate remains at 32.5% and royalties are paid on a sliding scale system that is based on average monthly gold prices. The rates range from 3% to 5% of revenues (plus an additional 0.6% for any production from forest reserve areas). The government of Ghana is also entitled to receive 10% of a project’s net cash flow after reaching specific production milestones by receiving 1/9th of the total amount paid as dividends to Newmont parent. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. The Ghana Investment Agreements also contain commitments with respect to job training for local Ghanaians, community development, purchasing of local goods and services and environmental protection.
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
1:4,000,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 30N
REVISION DATE:
1/12/2024
Africa
Ghana
GHANA
Ahafo Mine
Sunyani
Kumasi
Bolgatanga
Wa
Tamale
Koforidua
Accra
Cape Coast
Sekondi
Ho
Mole National Park
Bui National Park
Digya National Park
Black Volta
Lake Volta
Oti
Volta
CÔTE D'IVOIRE
TOGO
BENIN
Bondoukou
Bouake
Abengourou
Yamoussoukro
Dimbokro
Gagnoa
Agboville
Divo
Aboisso
Abidjan
Bouaflé
Dapaong
Natitingou
Djougou
Kara
Parakou
Sokode
Savalou
Atakpame
Sakete
Abomey
Lokossa
Porto-Novo
Ouidah
Cotonou
Lome
Parc National de la Comoe
Parc National de la Marahoue
Keran National Park
Parc National de la Pendjari
Bight of Benin
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
The Ahafo South mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins. Ahafo South has two active open pits, Subika and Awonsu. Subika added an underground operation, which reached commercial production in November 2018, and Awonsu completed a layback in November 2019. The available mining fleet for surface mining consists of three shovels and 36 haul trucks, each with 141-tonne payload. The available mining fleet for underground mining consists of eight underground loaders and 13 haul trucks, with payload ranging from 55 to 57-tonnes. The daily production rate is approximately 88,000 tonnes. The original processing plant was commissioned in 2006. The Ahafo Mill Expansion, which was completed in October 2019, expanded the plant capacity to process approximately 11 million tonnes per year. The current processing plant consists of two crushing plants, two grinding circuits, carbon-in-leach circuits, elution circuit, counter current decantation circuit, a tailings disposal facility, a reverse osmosis water treatment plant, and an analytical laboratory managed by a third party.
Brownfield exploration and development for new reserves is ongoing.
Ahafo South’s gross property, plant and mine development at December 31, 2023 was $2,849.
As of December 31, 2023 and 2022, Ahafo South reported 5.1 million and 5.7 million ounces of gold reserves, respectively. This change represents a decrease of approximately 10% in gold reserves in 2023 compared to 2022. The overall reduction in gold reserves is primarily due to depletion.
As of December 31, 2023 and 2022, Ahafo South reported 5.1 million and 5.2 million ounces of gold resources, respectively. The gold resources remained consistent.
Akyem, Ghana. (100% owned) Akyem, located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra, is an open pit mining operation comprised of two mining leases issued under the Ghanaian Mining Act, encompassing an area of approximately 16,000 acres (6,000 hectares). The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. Process facilities include a crushing plant, a SAG and ball milling circuit, carbon-in-leach circuit, elution circuit and bullion smelting facilities. The available mining fleet consists of four excavators made up of two front end shovels and two backhoe excavators and twenty-one 145-tonne payload haul trucks. Akyem’s gross property, plant and mine development at December 31, 2023 was $1,748. Akyem reported 1.1 million ounces of gold reserves at December 31, 2023.

NGM, Nevada, U.S. (38.5% owned) NGM is located in Elko, Nevada. On July 1, 2019, Newmont and Barrick consummated the Nevada JV Agreement, which combined the Company’s Nevada mining operations with Barrick’s Nevada mining operations resulting in the establishment of NGM, a joint venture with Barrick, who is the operator, and which is accounted for by the Company under proportionate consolidation. NGM operations are primarily accessible by paved road and are comprised of 180,921 acres (73,217 hectares) in aggregate including Cortez 53,999 acres (21,853 hectares), Carlin 58,255 acres (23,575 hectares), Turquoise Ridge 26,679 acres (10,797 hectares), Phoenix 17,900 acres (7,244 hectares), and Long Canyon 24,088 acres (9,748 hectares).

Canada
United States
Mexico
IDAHO
UTAH
NGM JV AOI
Twin Creeks
Turquoise Ridge
Arturo
Goldstrike/Meikle
Carlin North Area
Carlin South Area
Long Canyon
Hilltop
Emigrant/Rain
Greater Phoenix
Goldrush
Cortez
NGM JV AOI
400,000
500,000
600,000
700,000
4,600,000
4,500,000
4,400,000
Winnemucca
Elko
Eureka
West Wendover
0 10 20 30 40 Kilometers
Nevada Gold Mines
Nevada, United States
MAP SCALE: 1:1,500,000
COORDINATE SYSTEM: NAD 1983 UTM Zone 11N
REVISION DATE: 1/12/2024

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
The NGM operations include, in aggregate, an open pit mining fleet consisting of 28 shovels and 162 haul trucks with an average payload of 263 tonnes, and an underground mining fleet consisting of 59 underground loaders and 88 haul trucks, with an average payload of 35 tonnes.
Newmont’s share of NGM’s gross property, plant and mine development at December 31, 2023 was $8,491.
As of December 31, 2023 and 2022, NGM reported 18.3 million and 18.6 million attributable ounces of gold reserves, respectively, 300 million and 320 million pounds of copper reserves, respectively, and 14.2 million and 13.3 million ounces of silver reserves, respectively. These changes represent a decrease of approximately 2% in gold reserves, a decrease of approximately 6% in copper reserves, and an increase of approximately 6% in silver reserves in 2023 compared to 2022. The decrease in gold reserves is primarily due to mining depletion.
As of December 31, 2023 and 2022, NGM reported 17.3 million and 19.2 million attributable ounces of gold resources, respectively, 600 million and 420 million attributable pounds of copper resources, respectively, and 19.9 million and 18.1 million attributable ounces of silver resources, respectively. These changes represent a decrease of approximately 10% in gold resources, an increase of approximately 43% in copper resources, and an increase of approximately 10% in silver resources in 2023 compared to 2022. The decrease in gold resources is primarily due to negative net revisions.
Brownfield exploration and development for new reserves is ongoing.

Operating Statistics
Operating Statistics, Proven and Probable Reserves and Measured, Indicated and Inferred Resources presented below contain tabular information that is presented in both metric and imperial as follows: (i) metric tonnage is utilized for all metals; (ii) gold and silver grades are presented in grams per tonne; (iii) copper, lead, zinc, molybdenum, and tungsten grades are presented in percentages; and (iv) metal content for gold and silver is presented in ounces while metal content for copper, lead, zinc, molybdenum, and tungsten is presented in pounds.
The following tables detail operating statistics related to gold production, ounces sold, and production costs per ounce of our continuing operations:

	Mining and Production Detail (1)
Year Ended December 31, 2023	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced				Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Attributable (3)	Consolidated
CC&V	38,555	—	—	25,566	—	0.452	—%	—	172	172	172	171
Musselwhite	—	1,027	1,028	—	5.701	—	95.7%	180	—	180	180	181
Porcupine	6,972	859	2,911	—	3.015	—	91.4%	260	—	260	260	258
Éléonore	—	1,656	1,661	—	4.785	—	91.0%	232	—	232	232	233
Red Chris (4)	3,769	—	1,139	—	0.276	—	54.2%	5	—	5	5	4
Brucejack (4)	—	167	166	—	5.685	—	96.0%	29	—	29	29	36
Peñasquito	96,099	—	20,850	—	0.429	—	57.0%	143	—	143	143	130
Merian	41,031	—	14,403	—	0.758	—	91.3%	322	—	322	242	319
Cerro Negro	—	1,076	1,084	—	8.314	—	92.8%	269	—	269	269	261
Yanacocha	62,173	—	—	19,682	—	0.494	—%	—	276	276	276	275
Boddington	61,543	—	36,467	—	0.754	—	85.4%	745	—	745	745	749
Tanami	—	2,314	2,369	—	6.012	—	98.3%	448	—	448	448	444
Cadia (4)	—	4,366	5,229	—	0.722	—	81.5%	97	—	97	97	120
Telfer (4)	6,435	206	2,807	—	0.649	—	73.2%	43	—	43	43	67
Lihir (4)	6,395	—	2,061	—	2.567	—	76.5%	134	—	134	134	131
Ahafo	26,851	2,344	7,976	—	2.399	—	93.9%	581	—	581	581	578
Akyem	24,494	—	7,646	—	1.317	—	89.5%	295	—	295	295	296
NGM	100,728	2,490	11,426	10,853	3.487	0.398	82.5%	1,057	113	1,170	1,170	1,167
Total Gold	475,045	16,505	119,223	56,101	1.463	0.456	86.7%	4,840	561	5,401	5,321	5,420
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)Attributable ounces produced for Merian reflects our 75% ownership interest.
(4)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.

	Production Costs per Ounce Sold (1)(5)
Year Ended December 31, 2023	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (2)(3)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (4)	All-In Sustaining Costs per Ounce Sold (3)
CC&V	$1,327	$(7)	$121	$(285)	$1,156	$136	$59	$1,351	$1,644
Musselwhite	$1,152	$(2)	$48	$(12)	$1,186	$444	$17	$1,647	$1,843
Porcupine	$1,214	$(4)	$25	$(68)	$1,167	$455	$33	$1,655	$1,577
Éléonore	$1,230	$(2)	$44	$(9)	$1,263	$433	$13	$1,709	$1,838
Red Chris (6)	$1,825	$(1)	$27	$(946)	$905	$298	$15	$1,218	$1,439
Brucejack (6)	$1,484	$(41)	$30	$425	$1,898	$617	$—	$2,515	$2,646
Peñasquito	$1,296	$(6)	$33	$(104)	$1,219	$516	$28	$1,763	$1,590
Merian	$1,080	$(1)	$117	$11	$1,207	$256	$9	$1,472	$1,541
Cerro Negro	$1,261	$(102)	$93	$5	$1,257	$524	$14	$1,795	$1,509
Yanacocha	$1,122	$(16)	$59	$(96)	$1,069	$310	$20	$1,399	$1,266
Boddington	$822	$(17)	$49	$(7)	$847	$144	$12	$1,003	$1,067
Tanami	$704	$(2)	$51	$6	$759	$249	$4	$1,012	$1,060
Cadia (6)	$477	$(59)	$51	$610	$1,079	$130	$1	$1,210	$1,271
Telfer (6)	$1,360	$(9)	$60	$471	$1,882	$87	$—	$1,969	$1,988
Lihir (6)	$1,235	$(2)	$50	$(166)	$1,117	$153	$—	$1,270	$1,517
Ahafo	$820	$(1)	$141	$(13)	$947	$312	$11	$1,270	$1,222
Akyem	$826	$(6)	$115	$(4)	$931	$413	$40	$1,384	$1,210
NGM	$1,037	$(55)	$68	$20	$1,070	$387	$9	$1,466	$1,397
Total Gold	$999	$(23)	$74	$—	$1,050	$327	$15	$1,392	$1,444
____________________________
(1)Production costs and All-in sustaining costs are not comparable due to differences in the items included in each of the measures. All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Costs applicable to sales per ounce is calculated as the sum of Direct mining and production costs, By-product credits, Royalties and production taxes, and Write-downs and inventory change.
(3)Costs applicable to sales per ounce and All-in sustaining costs per ounce are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(4)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(5)Per ounce measures may not recalculate due to rounding.
(6)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.

	Mining and Production Detail (1)
Year Ended December 31, 2022	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced				Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Attributable (3)	Consolidated
CC&V	32,632	—	64	18,814	1.568	0.428	38.2%	4	178	182	182	185
Musselwhite	—	1,043	1,042	—	5.404	—	95.7%	173	—	173	173	172
Porcupine	7,866	751	3,410	—	2.794	—	92.7%	280	—	280	280	280
Éléonore	—	1,537	1,535	—	4.740	—	91.6%	215	—	215	215	217
Peñasquito	178,890	—	35,928	—	0.702	—	75.2%	566	—	566	566	573
Merian	36,381	—	14,201	—	0.942	—	94.2%	403	—	403	302	403
Cerro Negro	—	946	930	—	9.840	—	93.6%	278	—	278	278	281
Yanacocha	60,939	—	—	20,600	—	0.453	—%	—	244	244	230	250
Boddington	59,270	—	37,240	—	0.801	—	84.7%	798	—	798	798	813
Tanami	—	2,643	2,590	—	5.941	—	98.0%	484	—	484	484	486
Ahafo	30,147	1,708	10,789	—	1.765	—	92.5%	574	—	574	574	572
Akyem	29,077	—	8,195	—	1.750	—	89.5%	420	—	420	420	415
NGM	103,158	2,521	13,655	8,178	3.205	0.467	74.9%	1,051	118	1,169	1,169	1,165
Total Gold	538,360	11,149	129,579	47,592	1.487	0.446	85.5%	5,246	540	5,786	5,671	5,812
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)Attributable ounces produced for Merian reflects our 75% ownership interest. The Company recognized amounts attributable to noncontrolling interest for Yanacocha for attributable ounces produced during the periods prior to acquiring Buenaventura's 43.65% interest and Sumitomo Corporation's 5% interest in the first half of 2022. Refer to Note 1 to the Consolidated Financial Statement for further information.

	Production Costs per Ounce Sold (1)(5)
Year Ended December 31, 2022	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (2)(3)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (4)	All-In Sustaining Costs per Ounce Sold (3)
CC&V	$1,141	$(9)	$80	$90	$1,302	$386	$28	$1,716	$1,697
Musselwhite	$1,109	$(3)	$35	$(6)	$1,135	$464	$13	$1,612	$1,531
Porcupine	$1,012	$(4)	$31	$(35)	$1,004	$369	$8	$1,381	$1,248
Éléonore	$1,183	$(1)	$40	$6	$1,228	$531	$7	$1,766	$1,599
Peñasquito	$728	$(5)	$31	$17	$771	$258	$8	$1,037	$968
Merian	$815	$(1)	$108	$(7)	$915	$199	$5	$1,119	$1,105
Cerro Negro	$1,031	$(106)	$84	$(2)	$1,007	$525	$9	$1,541	$1,262
Yanacocha	$1,170	$(12)	$56	$40	$1,254	$380	$24	$1,658	$1,477
Boddington	$757	$(12)	$46	$11	$802	$145	$10	$957	$921
Tanami	$647	$(2)	$45	$(15)	$675	$207	$3	$885	$960
Ahafo	$809	$(1)	$114	$68	$990	$292	$7	$1,289	$1,178
Akyem	$621	$(3)	$136	$50	$804	$340	$14	$1,158	$972
NGM	$1,002	$(49)	$54	$(18)	$989	$404	$8	$1,401	$1,220
Total Gold	$875	$(19)	$66	$11	$933	$322	$10	$1,265	$1,211
____________________________
(1)Production Costs and All-in sustaining costs are not comparable due to differences in the items included in each of the measures. All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Costs applicable to sales per ounce is calculated as the sum of Direct mining and production costs, By-product credits, Royalties and production taxes, and Write-downs and inventory change.
(3)Costs applicable to sales per ounce and All-in sustaining costs per ounce are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(4)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(5)Per ounce measures may not recalculate due to rounding.

	Mining and Production Detail (1)
Year Ended December 31, 2021	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced				Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Attributable (3)	Consolidated
CC&V	33,889	—	1,436	17,607	1.638	0.455	40.1%	30	190	220	220	220
Musselwhite	—	934	923	—	5.337	—	96.1%	152	—	152	152	154
Porcupine	7,882	883	3,356	—	2.856	—	92.7%	287	—	287	287	287
Éléonore	—	1,581	1,588	—	5.306	—	91.3%	253	—	253	253	247
Peñasquito	176,622	—	35,730	—	0.798	—	81.4%	686	—	686	686	720
Merian	44,250	—	15,256	—	0.936	—	94.0%	437	—	437	328	434
Cerro Negro	—	885	890	—	10.152	—	93.2%	270	—	270	270	267
Yanacocha	57,432	—	291	17,318	1.246	0.603	57.9%	8	256	264	135	263
Boddington	66,308	—	40,058	—	0.651	—	84.5%	696	—	696	696	685
Tanami	—	2,615	2,650	—	5.827	—	97.8%	485	—	485	485	488
Ahafo	33,732	1,533	10,119	—	1.601	—	90.9%	481	—	481	481	480
Akyem	26,197	—	7,959	—	1.687	—	89.4%	381	—	381	381	378
NGM	121,067	2,448	13,690	17,121	3.272	0.578	75.0%	1,083	189	1,272	1,272	1,274
Total Gold	567,379	10,879	133,946	52,046	1.444	0.545	85.3%	5,249	635	5,884	5,646	5,897
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)Attributable ounces produced for Merian and Yanacocha reflects our 75% and 51.35% ownership interest, respectively.

	Production Costs per Ounce Sold (1)(5)
Year Ended December 31, 2021	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (2)(3)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (4)	All-In Sustaining Costs per Ounce Sold (3)
CC&V	$1,029	$(11)	$62	$—	$1,080	$298	$18	$1,396	$1,338
Musselwhite	$976	$(3)	$33	$12	$1,018	$520	$9	$1,547	$1,335
Porcupine	$983	$(5)	$26	$(64)	$940	$319	$9	$1,268	$1,152
Éléonore	$929	$(1)	$41	$(9)	$960	$562	$4	$1,526	$1,256
Peñasquito	$507	$(4)	$34	$12	$549	$279	$5	$833	$702
Merian	$645	$(1)	$108	$(1)	$751	$225	$4	$980	$895
Cerro Negro	$949	$(103)	$82	$(16)	$912	$513	$10	$1,435	$1,247
Yanacocha	$1,054	$(222)	$61	$(8)	$885	$421	$107	$1,413	$1,355
Boddington	$866	$(16)	$46	$(9)	$887	$145	$11	$1,043	$1,083
Tanami	$516	$(2)	$46	$10	$570	$205	$3	$778	$855
Ahafo	$766	$(1)	$107	$12	$884	$298	$8	$1,190	$1,084
Akyem	$575	$(5)	$133	$(12)	$691	$318	$14	$1,023	$913
NGM	$819	$(62)	$47	$(49)	$755	$432	$6	$1,193	$918
Total Gold	$769	$(32)	$61	$(13)	$785	$336	$12	$1,133	$1,062
____________________________
(1)Production costs and All-in sustaining costs are not comparable due to differences in the items included in each of the measures. All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Costs applicable to sales per ounce is calculated as the sum of Direct mining and production costs, By-product credits, Royalties and production taxes, and Write-downs and inventory change.
(3)Costs applicable to sales per ounce and All-in sustaining costs per ounce are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(4)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(5)Per ounce measures may not recalculate due to rounding.

The following tables detail operating statistics related to co-product metal production and sales:

Year Ended December 31, 2023	Tonnes Milled (000 tonnes)	Average Milled Grade (1)	Average Mill Recovery Rate	Consolidated Ounces/Pounds Produced (millions)	Consolidated Ounces/Pounds Sold (millions)
Copper (pounds)
Red Chris (4)	1,139	0.40%	81.2%	8	7
Boddington	36,467	0.16%	84.2%	98	98
Cadia (4)	5,229	0.38%	85.3%	36	45
Telfer (4)	2,807	0.08%	59.3%	3	5
Total Copper	45,642	0.18%	83.6%	145	155
Silver (ounces) (3)	20,850	36.65	79.1%	18	17
Lead (pounds) (3)	20,850	0.37%	69.3%	113	107
Zinc (pounds) (3)	20,850	0.78%	78.5%	230	222

Year Ended December 31, 2022	Tonnes Milled (000 tonnes)	Average Milled Grade (1)	Average Mill Recovery Rate	Consolidated Ounces/Pounds Produced (millions)	Consolidated Ounces/Pounds Sold (millions)
Copper (pounds) (2)	37,240	0.14%	81.5%	84	85
Silver (ounces) (3)	35,928	32.27	86.8%	30	30
Lead (pounds) (3)	35,928	0.27%	74.7%	149	147
Zinc (pounds) (3)	35,928	0.70%	81.3%	377	373

Year Ended December 31, 2021	Tonnes Milled (000 tonnes)	Average Milled Grade (1)	Average Mill Recovery Rate	Consolidated Ounces/Pounds Produced (millions)	Consolidated Ounces/Pounds Sold (millions)
Copper (pounds) (2)	40,058	0.11%	80.7%	71	69
Silver (ounces) (3)	35,730	32.42	91.9%	31	32
Lead (pounds) (3)	35,730	0.29%	82.3%	177	173
Zinc (pounds) (3)	35,730	0.77%	84.0%	435	433
____________________________
(1)Average milled grade reported in tonnes/tonne for copper, lead, and zinc, and grams/tonne for silver.
(2)For the years ended December 31, 2022 and 2021, all of our copper co-product production came from Boddington.
(3)For the years ended December 31, 2023, 2022 and 2021, all of our silver, lead and zinc co-product production came from Peñasquito.
(4)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.
The following tables detail operating statistics related to co-product metal production costs per gold equivalent ounce (“GEO”) sold. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15
2021 GEO Price	$1,200	$2.75	$22.00	$0.90	$1.05

Year Ended December 31, 2023	Red Chris (4)	Peñasquito	Boddington	Cadia (4)	Telfer (4)	Total / Weighted-Average
Consolidated GEO sold (thousands)	16	507	246	114	13	896

Production costs per GEO sold: (1)
Costs applicable to sales (2)	$1,020	$1,283	$830	$1,017	$1,703	$1,127
Depreciation and amortization	181	561	144	127	109	378
Reclamation and remediation	—	28	12	—	6	19
Total production costs per GEO sold (3)	$1,201	$1,872	$986	$1,144	$1,818	$1,524

All-in sustaining costs per GEO sold (2)	$1,660	$1,756	$1,067	$1,342	$2,580	$1,579

Year Ended December 31, 2022	Peñasquito	Boddington	Total / Weighted-Average
Consolidated GEO sold (thousands)	1,044	231	1,275

Production costs per GEO sold: (1)
Costs applicable to sales (2)	$828	$782	$819
Depreciation and amortization	267	145	245
Reclamation and remediation	8	9	9
Total production costs per GEO sold (3)	$1,103	$936	$1,073

All-in sustaining costs per GEO sold (2)	$1,112	$894	$1,114

Year Ended Year ended December 31, 2021	Peñasquito	Boddington	Total / Weighted-Average
Consolidated GEO sold (thousands)	1,100	158	1,258

Production costs per GEO sold: (1)
Costs applicable to sales (2)	$603	$902	$640
Depreciation and amortization	291	147	273
Reclamation and remediation	5	11	6
Total production costs per GEO sold (3)	$899	$1,060	$919

All-in sustaining costs per GEO sold (2)	$824	$1,098	$900
____________________________
(1)Production costs and All-in sustaining costs are not comparable due to differences in the items included in each of the measures. All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Costs applicable to sales per GEO and All-in sustaining costs per GEO are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(3)May not recalculate due to rounding.
(4)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.
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
We had attributable proven and probable gold reserves of 135.9 million ounces at December 31, 2023. For 2023 and 2022, reserves were estimated at a gold price assumption of $1,400, except as noted below for sites acquired through the Newcrest transaction, which have used more conservative price assumptions. We estimate that our 2023 reserves would increase by 5% (7.1 million ounces), or decline by 6% (8.3 million ounces), if the gold price assumption increased or decreased $100 per ounce, respectively, with all other assumptions remaining constant.
We publish reserves annually, and will recalculate reserves at December 31, 2024, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2024.
The Company has internal controls for reviewing and documenting the information supporting the mineral reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. Information that is utilized to compile mineral reserves and resources is prepared and certified by appropriately qualified persons at the mine site level and is subject to our internal review process which includes review by the Newmont-designated site and the Qualified Person (“QP”) based in our corporate office in Denver, Colorado. Additionally, all material sites are audited every three years and the non-material sites on a four-year cycle by subject matter experts for compliance to internal standards and guidelines as well as regulatory requirements. The QP presents the mineral reserve and mineral resource information to the Audit Committee and the Disclosure Committee on an annual basis for further review.
The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2023 and 2022:

Gold Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
CC&V Open Pit	100%	38,800	0.42	500	7,800	0.35	100	46,600	0.40	600	58%
CC&V Leach Pads (4)	100%	—	—	—	28,300	0.74	700	28,300	0.74	700	56%
Total CC&V, United States (5)		38,800	0.42	500	36,100	0.66	800	75,000	0.53	1,300	57%
Musselwhite, Canada (6)	100%	3,200	6.78	700	3,800	6.30	800	7,000	6.52	1,500	96%
Porcupine Underground (7)	100%	1,400	7.06	300	1,600	8.34	400	3,000	7.75	700	94%
Porcupine Open Pit (8)	100%	3,200	1.43	100	26,600	1.54	1,300	29,700	1.53	1,500	93%
Total Porcupine, Canada		4,500	3.14	500	28,200	1.93	1,700	32,700	2.10	2,200	93%
Éléonore, Canada (9)	100%	2,100	5.08	300	6,800	5.47	1,200	8,900	5.38	1,500	92%
Red Chris Open Pit	70%	—	—	—	30,200	0.37	300	30,200	0.37	300	53%
Red Chris Underground	70%	—	—	—	171,700	0.64	3,500	171,700	0.64	3,500	70%
Total Red Chris, Canada (10)(33)		—	—	—	201,900	0.60	3,900	201,900	0.60	3,900	68%
Brucejack, Canada (11)(33)	100%	—	—	—	11,500	8.44	3,100	11,500	8.44	3,100	96%
Peñasquito, Mexico (12)(31)	100%	123,700	0.57	2,200	167,300	0.44	2,400	291,000	0.50	4,600	59%
Merian, Suriname (13)	75%	29,600	1.19	1,100	74,400	1.15	2,800	104,000	1.16	3,900	93%
Cerro Negro, Argentina (14)	100%	1,900	11.81	700	7,300	10.75	2,500	9,200	10.97	3,200	94%
Yanacocha Open Pit (15)	100%	21,700	0.80	600	107,000	0.75	2,600	128,600	0.76	3,200	56%
Yanacocha Underground (16)	100%	—	—	—	12,300	6.06	2,400	12,300	6.06	2,400	97%
Total Yanacocha, Peru		21,700	0.80	600	119,200	1.30	5,000	140,900	1.22	5,500	73%
Pueblo Viejo Open Pit	40%	25,800	2.28	1,900	50,800	2.08	3,400	76,600	2.15	5,300	82%
Pueblo Viejo Stockpiles (17)	40%	—	—	—	39,700	2.12	2,700	39,700	2.12	2,700	83%
Total Pueblo Viejo, Dominican Republic (18)		25,800	2.28	1,900	90,500	2.10	6,100	116,300	2.14	8,000	82%
NuevaUnión, Chile (19)(30)	50%	—	—	—	341,100	0.47	5,100	341,100	0.47	5,100	66%
Norte Abierto, Chile (20)(30)	50%	—	—	—	598,800	0.60	11,600	598,800	0.60	11,600	74%
Boddington Open Pit	100%	215,300	0.67	4,600	192,600	0.64	3,900	407,900	0.66	8,600	85%
Boddington Stockpiles (17)	100%	2,000	0.72	—	70,000	0.43	1,000	72,000	0.44	1,000	80%
Total Boddington, Australia (10)		217,300	0.67	4,700	262,600	0.58	4,900	479,900	0.62	9,600	84%
Tanami, Australia (21)	100%	9,900	5.58	1,800	16,600	5.71	3,100	26,600	5.66	4,800	98%
Cadia, Australia (22)(31)(33)	100%	—	—	—	1,102,300	0.42	14,700	1,102,300	0.42	14,700	81%
Lihir Open Pits	100%	—	—	—	159,900	2.76	14,200	159,900	2.76	14,200	78%
Lihir Stockpiles (17)	100%	—	—	—	57,200	1.83	3,400	57,200	1.83	3,400	78%
Total Lihir, Papua New Guinea (23)(31)(33)		—	—	—	217,100	2.51	17,500	217,100	2.51	17,500	78%
Wafi-Golpu, Papua New Guinea (10)(30)(33)	50%	—	—	—	194,500	0.82	5,100	194,500	0.82	5,100	68%
Ahafo South Open Pit (24)	100%	5,200	2.76	500	35,500	1.68	1,900	40,700	1.82	2,400	90%
Ahafo South Underground (25)	100%	8,300	3.13	800	14,300	2.35	1,100	22,600	2.64	1,900	94%
Ahafo South Stockpiles (17)(26)	100%	23,400	1.01	800	—	—	—	23,400	1.01	800	91%
Total Ahafo South, Ghana		36,900	1.73	2,100	49,800	1.88	3,000	86,700	1.82	5,100	92%
Ahafo North, Ghana (27)	100%	26,000	2.38	2,000	27,100	2.43	2,100	53,100	2.41	4,100	91%
Akyem Open Pit	100%	13,000	1.52	600	5,900	1.61	300	19,000	1.55	900	90%
Akyem Stockpiles (17)	100%	6,700	0.78	200	—	—	—	6,700	0.78	200	90%
Total Akyem, Ghana (28)		19,700	1.27	800	5,900	1.61	300	25,600	1.35	1,100	90%
NGM Open Pit	38.5%	—	—	—	154,700	1.01	5,000	154,700	1.01	5,000	77%
NGM Stockpiles (17)	38.5%	15,100	2.01	1,000	14,000	2.44	1,100	29,100	2.22	2,100	69%
NGM Underground	38.5%	5,100	11.58	1,900	35,100	8.19	9,300	40,200	8.62	11,100	87%
Total NGM, United States (29)		20,200	4.42	2,900	203,900	2.35	15,400	224,100	2.54	18,300	82%
Total Gold		581,400	1.22	22,800	3,766,800	0.94	113,200	4,348,100	0.97	135,900	80%

Gold Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
CC&V Open Pit	100%	49,300	0.39	620	12,000	0.31	120	61,400	0.37	740	57%
CC&V Leach Pads (4)	100%	—	—	—	32,600	0.78	820	32,600	0.78	820	56%
Total CC&V, United States		49,300	0.39	620	44,600	0.66	940	94,000	0.52	1,560	56%
Musselwhite, Canada	100%	3,400	5.48	590	7,000	5.89	1,320	10,400	5.76	1,920	96%
Porcupine Underground	100%	1,800	8.50	500	700	8.47	190	2,500	8.49	690	92%
Porcupine Open Pit	100%	2,600	1.60	130	31,900	1.44	1,480	34,500	1.46	1,610	93%
Total Porcupine, Canada		4,400	4.44	630	32,600	1.59	1,670	37,000	1.93	2,300	93%
Éléonore, Canada	100%	1,900	5.11	310	7,400	5.25	1,260	9,400	5.22	1,570	92%
Peñasquito, Mexico	100%	104,500	0.58	1,960	212,000	0.51	3,450	316,500	0.53	5,410	69%
Merian, Suriname	75%	31,000	1.16	1,150	73,800	1.16	2,750	104,800	1.16	3,900	93%
Cerro Negro, Argentina	100%	1,600	9.46	500	7,800	10.13	2,530	9,400	10.02	3,030	95%
Yanacocha Open Pits	100%	27,500	0.71	630	119,000	0.72	2,750	146,500	0.72	3,380	57%
Yanacocha Underground	100%	—	—	—	12,300	6.06	2,400	12,300	6.06	2,400	97%
Total Yanacocha, Peru (31)		27,500	0.71	630	131,300	1.22	5,140	158,800	1.13	5,780	73%
Pueblo Viejo Open Pit	40%	23,500	2.29	1,730	55,000	2.15	3,800	78,500	2.19	5,530	90%
Pueblo Viejo Stockpiles (17)	40%	—	—	—	38,200	2.17	2,670	38,200	2.17	2,670	90%
Total Pueblo Viejo, Dominican Republic (18)(31)		23,500	2.29	1,730	93,100	2.16	6,470	116,600	2.19	8,200	90%
NuevaUnión, Chile (19)(30)	50%	—	—	—	341,100	0.47	5,110	341,100	0.47	5,110	66%
Norte Abierto, Chile (20)(30)	50%	—	—	—	598,800	0.60	11,620	598,800	0.60	11,620	74%
Boddington Open Pit	100%	237,400	0.68	5,190	209,300	0.64	4,300	446,700	0.66	9,490	85%
Boddington Stockpiles (17)	100%	2,000	0.71	50	76,200	0.43	1,040	78,300	0.43	1,090	80%
Total Boddington, Australia		239,400	0.68	5,240	285,500	0.58	5,350	524,900	0.63	10,580	84%
Tanami, Australia	100%	11,300	5.05	1,840	21,600	5.49	3,820	33,000	5.34	5,660	98%
Ahafo South Open Pit	100%	9,000	2.42	700	38,600	1.67	2,070	47,600	1.81	2,770	90%
Ahafo South Underground	100%	9,300	3.68	1,100	13,300	2.62	1,130	22,600	3.06	2,230	94%
Ahafo South Stockpiles (17)	100%	22,100	0.91	640	—	—	—	22,100	0.91	640	90%
Total Ahafo South, Ghana		40,400	1.89	2,450	51,900	1.92	3,200	92,300	1.90	5,650	92%
Ahafo North, Ghana	100%	—	—	—	50,100	2.37	3,820	50,100	2.37	3,820	91%
Akyem Open Pit	100%	14,300	1.56	720	8,000	1.82	470	22,300	1.66	1,190	91%
Akyem Stockpiles (17)	100%	11,900	0.71	270	—	—	—	11,900	0.71	270	92%
Total Akyem, Ghana		26,200	1.18	990	8,000	1.82	470	34,200	1.33	1,460	91%
NGM Open Pit	38.5%	8,300	1.73	460	151,100	0.96	4,650	159,400	1.00	5,110	76%
NGM Stockpiles (17)	38.5%	10,100	2.05	670	15,000	2.51	1,210	25,100	2.32	1,880	79%
NGM Underground	38.5%	13,700	9.72	4,290	27,500	8.26	7,320	41,300	8.75	11,610	88%
Total NGM, United States (29)		32,100	5.24	5,410	193,700	2.12	13,180	225,800	2.56	18,590	84%
Total Gold		596,700	1.25	24,050	2,160,400	1.04	72,100	2,757,100	1.09	96,140	83%
____________________________
(1)Gold reserves, at sites in which Newmont is the operator for 2023 and 2022, were estimated at a gold price of $1,400 per ounce, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000 in 2023 and nearest 10,000 in 2022.
(4)Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(5)Cut-off grade utilized in 2023 reserves not less than 0.10 gram per tonne.
(6)Cut-off grade utilized in 2023 reserves not less than 3.80 gram per tonne.
(7)Cut-off grade utilized in 2023 reserves not less than 4.89 gram per tonne.
(8)Cut-off grade utilized in 2023 reserves not less than 0.64 gram per tonne.
(9)Cut-off grade utilized in 2023 reserves not less than 4.11 gram per tonne.
(10)Gold cut-off grade varies with level of copper credits.
(11)Gold cut-off grade varies with level of silver credits.
(12)Gold cut-off grade varies with level of silver, lead, and zinc credits.

(13)Cut-off grade utilized in 2023 reserves not less than 0.29 gram per tonne.
(14)Cut-off grade utilized in 2023 reserves not less than 4.30 gram per tonne.
(15)Gold cut-off grades utilized in 2023 reserves were as follows: oxide leach material not less than 0.14 gram per tonne and refractory mill material not less than 1.23 gram per tonne.
(16)Gold cut-off grades utilized in 2023 were as follows: oxide mill material not less than 3.37 gram per tonne and refractory mill material varies with level of copper and silver credits.
(17)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(18)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(19)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(20)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(21)Cut-off grade utilized in 2023 reserves not less than 2.40 gram per tonne.
(22)Gold cut-off grade varies with level of copper, silver, and molybdenum credits.
(23)Cut-off grade utilized in 2023 reserves not less than 1.20 gram per tonne.
(24)Cut-off grade utilized in 2023 reserves not less than 0.63 gram per tonne.
(25)Cut-off grade utilized in 2023 reserves not less than 2.20 gram per tonne.
(26)Cut-off grade utilized in 2023 reserves not less than 0.56 gram per tonne.
(27)Cut-off grade utilized in 2023 reserves not less than 0.58 gram per tonne.
(28)Cut-off grade utilized in 2023 reserves not less than 0.52 gram per tonne.
(29)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(30)Currently included in Corporate and Other in Note 4 to the Consolidated Financial Statements.
(31)Amounts presented herein have been rounded to the nearest 100,000 in 2023 and nearest 10,000 in 2022 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(32)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(33)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Gold reserves at sites acquired through the Newcrest transaction were estimated at a gold price of $1,300 per ounce, with the exception of Lihir, for which gold reserves were estimated using Newmont's price assumptions, and certain legacy estimates, which have applied older, more conservative price assumptions.
The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2023 and 2022:

Copper Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Metallurgical Recovery (3)
Red Chris Open Pit	70%	—	—%	—	30,200	0.43%	300	30,200	0.43%	300	80%
Red Chris Underground	70%	—	—%	—	171,700	0.52%	2,000	171,700	0.52%	2,000	84%
Total Red Chris, Canada (4)(14)		—	—%	—	201,900	0.51%	2,300	201,900	0.51%	2,300	84%
Yanacocha, Peru (5)	100%	—	—%	—	111,100	0.63%	1,500	111,100	0.63%	1,500	83%
NuevaUnión, Chile (6)(11)	50%	—	—%	—	1,118,000	0.40%	9,800	1,118,000	0.40%	9,800	88%
Norte Abierto, Chile (7)(11)	50%	—	—%	—	598,800	0.22%	2,900	598,800	0.22%	2,900	87%
Boddington Open Pit	100%	215,300	0.09%	400	192,600	0.11%	400	407,900	0.10%	900	82%
Boddington Stockpiles (8)	100%	2,000	0.15%	—	70,000	0.09%	100	72,000	0.09%	100	73%
Total Boddington, Australia (4)		217,300	0.09%	400	262,600	0.10%	600	479,900	0.10%	1,000	80%
Cadia, Australia (9)(12)(14)	100%	—	—%	—	1,102,300	0.29%	7,100	1,102,300	0.29%	7,100	86%
Wafi-Golpu, Papua New Guinea (4)(11)(14)	50%	—	—%	—	194,500	1.20%	5,100	194,500	1.20%	5,100	95%
NGM, United States (10)	38.5%	3,700	0.16%	—	82,400	0.17%	300	86,100	0.17%	300	65%
Total Copper		221,000	0.09%	500	3,671,500	0.37%	29,700	3,892,500	0.35%	30,100	88%

Copper Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Pounds (3) (millions)	Metallurgical Recovery (3)
Yanacocha Open Pits and Underground, Peru (13)	100%	—	—%	—	111,100	0.63%	1,530	111,100	0.63%	1,530	83%
NuevaUnión, Chile (6)(11)	50%	—	—%	—	1,118,000	0.40%	9,800	1,118,000	0.40%	9,800	88%
Norte Abierto, Chile (7)(11)	50%	—	—%	—	598,800	0.22%	2,890	598,800	0.22%	2,890	87%
Boddington Open Pit	100%	237,400	0.10%	510	209,300	0.11%	500	446,700	0.10%	1,010	82%
Boddington Stockpiles (8)	100%	2,000	0.13%	10	76,200	0.09%	150	78,300	0.09%	150	74%
Total Boddington, Australia		239,400	0.10%	520	285,500	0.10%	640	524,900	0.10%	1,160	81%
NGM, United States (10)	38.5%	7,000	0.16%	30	81,700	0.16%	300	88,700	0.16%	320	65%
Total Copper		246,400	0.10%	540	2,195,200	0.31%	15,160	2,441,500	0.29%	15,710	86%
____________________________
(1)Copper reserves, at sites in which Newmont is the operator, for 2023 and 2022 were estimated at a copper price of $3.50 per pound, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million for 2023 and nearest 10 million for 2022.
(4)Copper cut-off grade varies with level of gold credits.
(5)Reserve estimates relate to the undeveloped Yanacocha Sulfides project. Copper cut-off grade varies with level of gold and silver credits.
(6)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(8)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where pounds exceed 100 million and are greater than 5% of the total site reported reserves.
(9)Copper cut-off grade varies with level of gold, silver, and molybdenum credits.
(10)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(11)Currently included in Corporate and Other in Note 4 to the Consolidated Financial Statements.
(12)Amounts presented herein have been rounded to the nearest 100 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(13)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(14)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Copper reserves at sites acquired through the Newcrest transaction were estimated at a copper price of $3.00 per pound, with the exception of certain legacy estimates, which have applied older, more conservative price assumptions.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2023 and 2022:

Silver Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Brucejack, Canada (4)(17)	100%	—	—	—	11,500	34.71	12,800	11,500	34.71	12,800	85%
Peñasquito Open Pits	100%	121,700	37.98	148,600	142,800	30.31	139,200	264,500	33.84	287,800	80%
Peñasquito Stockpiles (5)	100%	2,000	33.97	2,200	24,500	28.79	22,700	26,500	29.18	24,900	80%
Total Peñasquito, Mexico (6)(15)		123,700	37.91	150,800	167,300	30.09	161,800	291,000	33.42	312,600	80%
Cerro Negro, Argentina (4)	100%	1,900	85.48	5,200	7,300	69.23	16,300	9,200	72.58	21,500	75%
Yanacocha Open Pits and Underground (7)	100%	—	—	—	93,400	19.89	59,800	93,400	19.89	59,800	54%
Yanacocha Stockpiles and Leach Pads (5)(8)	100%	—	—	—	86,000	9.07	25,100	86,000	9.07	25,100	13%
Total Yanacocha, Peru		—	—	—	179,500	14.70	84,800	179,500	14.70	84,800	42%
Pueblo Viejo Open Pits	40%	25,800	13.15	10,900	50,800	12.31	20,100	76,600	12.59	31,000	74%
Pueblo Viejo Stockpiles (5)	40%	—	—	—	39,700	14.48	18,500	39,700	14.48	18,500	70%
Total Pueblo Viejo, Dominican Republic (9)		25,800	13.15	10,900	90,500	13.26	38,600	116,300	13.24	49,500	73%
NuevaUnión, Chile (10)(14)	50%	—	—	—	1,118,000	1.31	47,200	1,118,000	1.31	47,200	66%
Norte Abierto, Chile (11)(14)	50%	—	—	—	598,800	1.52	29,300	598,800	1.52	29,300	74%
Cadia, Australia (12)(15)(17)	100%	—	—	—	1,102,300	0.68	24,000	1,102,300	0.68	24,000	67%
NGM, United States (13)	38.5%	2,400	7.97	600	60,800	6.93	13,600	63,200	6.97	14,200	38%
Total Silver		153,900	33.87	167,600	3,335,900	4.00	428,400	3,489,800	5.31	596,000	70%

Silver Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Peñasquito Open Pits	100%	103,900	38.00	126,990	184,500	33.04	196,020	288,500	34.82	323,000	86%
Peñasquito Stockpiles (5)	100%	500	37.88	660	27,500	25.33	22,390	28,000	25.57	23,050	86%
Total Peñasquito, Mexico		104,500	38.00	127,640	212,000	32.04	218,410	316,500	34.00	346,050	86%
Cerro Negro, Argentina	100%	1,600	74.72	3,940	7,800	62.31	15,550	9,400	64.47	19,490	75%
Yanacocha Open Pits and Underground	100%	—	—	—	93,400	19.90	59,760	93,400	19.90	59,760	54%
Yanacocha Stockpiles and Leach Pads (5)(8)	100%	2,800	31.48	2,820	93,600	8.04	24,190	96,400	8.71	27,010	13%
Total Yanacocha, Peru (16)		2,800	31.48	2,820	187,000	13.96	83,950	189,800	14.22	86,770	41%
Pueblo Viejo Open Pits	40%	23,500	12.94	9,780	55,000	12.84	22,680	78,500	12.87	32,460	65%
Pueblo Viejo Stockpiles (5)	40%	—	—	—	38,200	15.10	18,520	38,200	15.10	18,520	65%
Total Pueblo Viejo, Dominican Republic (9)(15)		23,500	12.94	9,780	93,100	13.76	41,200	116,600	13.60	50,980	65%
NuevaUnión, Chile (10)(14)	50%	—	—	—	1,118,000	1.31	47,170	1,118,000	1.31	47,170	66%
Norte Abierto, Chile (11)(14)	50%	—	—	—	598,800	1.52	29,340	598,800	1.52	29,340	74%
NGM, United States (13)	38.5%	5,300	7.46	1,280	60,100	6.24	12,060	65,500	6.34	13,340	38%
Total Silver		137,800	32.84	145,460	2,276,900	6.12	447,680	2,414,600	7.64	593,140	74%
____________________________
(1)Silver reserves, at sites in which Newmont is the operator, for 2023 and 2022 were estimated at a silver price of $20.00 per ounce, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000 for 2023 and nearest 10,000 for 2022.
(4)Silver cut-off grade varies with gold credits.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)Silver cut-off grade varies with gold, lead, and zinc credits.

(7)Silver cut-off grade varies with gold and copper credits.
(8)Leach pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(9)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Reserve estimates provided by Barrick, the operator of Pueblo Viejo.
(10)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(11)Project is currently undeveloped. Reserve estimates provided by the Norte Abierto joint venture.
(12)Silver cut-off grade varies with gold, copper, and molybdenum credits.
(13)Reserve estimates provided by Barrick, the operator of the NGM joint venture.
(14)Currently included in Corporate and Other in Note 4 to the Consolidated Financial Statements.
(15)Amounts presented herein have been rounded to the nearest 100,000 in 2023 and nearest 10,000 in 2022 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(16)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(17)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Silver reserves at sites acquired through the Newcrest transaction were estimated at a silver price of $18.00 per ounce.
The following tables detail lead proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2023 and 2022:

Lead Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Metallurgical Recovery (3)
Peñasquito Open Pits, Mexico (4)(6)	100%	121,700	0.37%	1,000	142,800	0.28%	900	264,500	0.32%	1,900	73%
Peñasquito Stockpiles, Mexico (4)(5)(6)	100%	2,000	0.32%	—	24,500	0.38%	200	26,500	0.37%	200	73%
Total Lead		123,700	0.37%	1,000	167,300	0.30%	1,100	291,000	0.33%	2,100	73%

Lead Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Pounds (3) (millions)	Metallurgical Recovery (3)
Peñasquito Open Pits, Mexico	100%	103,900	0.36%	830	184,500	0.31%	1,270	288,500	0.33%	2,090	72%
Peñasquito Stockpiles, Mexico (5)	100%	500	0.16%	—	27,500	0.33%	200	28,000	0.33%	200	72%
Total Lead		104,500	0.36%	830	212,000	0.31%	1,470	316,500	0.33%	2,300	72%
____________________________
(1)Lead reserves for 2023 and 2022 were estimated at a lead price of $1.00 per pound. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million in 2023 and nearest 10 million in 2022.
(4)Lead cut-off grade varies with level of gold, silver, and zinc credits.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where pounds exceed 100 million and are greater than 5% of the total site-reported reserves.
(6)Amounts presented herein have been rounded to the nearest 100 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

The following tables detail zinc proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2023 and 2022:

Zinc Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Metallurgical Recovery (3)
Peñasquito Open Pits, Mexico (4)(6)	100%	121,700	0.95%	2,500	142,800	0.66%	2,100	264,500	0.79%	4,600	82%
Peñasquito Stockpiles, Mexico (4)(5)(6)	100%	2,000	0.66%	—	24,500	0.52%	300	26,500	0.53%	300	82%
Total Zinc		123,700	0.94%	2,600	167,300	0.63%	2,300	291,000	0.77%	4,900	82%

Zinc Reserves at December 31, 2022 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Pounds (3) (millions)	Metallurgical Recovery (3)
Peñasquito Open Pits, Mexico	100%	103,900	0.94%	2,160	184,500	0.76%	3,080	288,500	0.82%	5,240	81%
Peñasquito Stockpiles, Mexico (5)	100%	500	0.95%	10	27,500	0.46%	280	28,000	0.47%	290	81%
Total Zinc		104,500	0.94%	2,180	212,000	0.72%	3,360	316,500	0.79%	5,540	81%
____________________________
(1)Zinc reserves for 2023 and 2022 were estimated at a zinc price of $1.20 per pound. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million in 2023 and nearest 10 million in 2022.
(4)Zinc cut-off grade varies with level of gold, silver, and lead credits.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where pounds exceed 100 million and are greater than 5% of the total site-reported reserves.
(6)Amounts presented herein have been rounded to the nearest 100 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
The following tables detail molybdenum proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2023 and 2022:

Molybdenum Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Metallurgical Recovery (3)
NuevaUnión, Chile (4)(5)	50%	—	—%	—	776,900	0.02%	300	776,900	0.02%	300	48%
Cadia, Australia (6)(7)(8)	100%	—	—%	—	1,085,100	0.01%	200	1,085,100	0.01%	200	72%
Total Molybdenum		—	—%	—	1,862,000	0.01%	500	1,862,000	0.01%	500	55%

Molybdenum Reserves at December 31, 2022
		Proven Reserves			Probable Reserves			Proven and Probable Reserves
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Pounds (3) (millions)	Metallurgical Recovery (3)
NuevaUnión, Chile (4)(5)	50%	—	—%	—	776,900	0.02%	270	776,900	0.02%	270	48%
Total Molybdenum		—	—%	—	776,900	0.02%	270	776,900	0.02%	270	48%
____________________________
(1)Molybdenum reserves, at sites in which Newmont is the operator, for 2023 were estimated at a molybdenum price of $8.00 per pound. Reserves for NuevaUnión are estimated based on a molybdenum price set by NuevaUnión joint venture. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million in 2023 and nearest 10 million in 2022.

(4)Project is currently undeveloped. Reserve estimates provided by the NuevaUnión joint venture.
(5)Currently included in Corporate and Other in Note 4 to the Consolidated Financial Statements.
(6)Molybdenum cut-off grade varies with level of gold, silver, and copper credits.
(7)Amounts presented herein have been rounded to the nearest 100 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(8)Site acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.
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
The measured, indicated, and inferred resource figures presented herein are estimates based on information available at the time of calculation and are exclusive of reserves. A “mineral resource” is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade, or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. The reference point for mineral resources is in situ. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories. Ounces of gold and silver or pounds of copper, zinc, lead, molybdenum, and tungsten included in the measured, indicated and inferred resources are those contained prior to losses during metallurgical treatment. The terms "measured resource," "indicated resource," and "inferred resource" mean that part of a mineral resource for which quantity and grade or quality are estimated on the basis of geological evidence and sampling that is considered to be comprehensive, adequate, or limited, respectively.
Market fluctuations in the price of gold, silver, copper, zinc, lead, molybdenum and tungsten, as well as increased production costs or reduced metallurgical recovery rates, could change future estimates of resources. Metal price assumptions are based on approximately a fifteen to twenty-five percent premium over reserve prices.
Our exploration efforts are directed to the discovery of new resources and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other locations globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $265, $231 and $209 in 2023, 2022 and 2021, respectively.
We had attributable measured and indicated gold resources of 104.8 million ounces and attributable inferred gold resources of 69.1 million ounces at December 31, 2023. For 2023 and 2022, attributable measured, indicated, and inferred gold resources were estimated at a gold price assumption of $1,600, with the exception of gold resources for Telfer, which were estimated at a gold price assumption of $1,800 due to the short-term remaining mine life.
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
We publish measured, indicated, and inferred resources annually, and will recalculate them at December 31, 2024, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2024.
The following tables detail measured, indicated, and inferred resources reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2023 and 2022.

Gold Resources at December 31, 2023 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
CC&V, United States	100%	77,400	0.43	1,100	43,700	0.36	500	121,100	0.40	1,600	22,400	0.4	300	56%
Musselwhite, Canada	100%	900	4.36	100	1,300	4.17	200	2,200	4.25	300	1,200	5.0	200	96%
Porcupine Underground	100%	200	4.55	—	1,100	6.89	200	1,300	6.49	300	2,400	8.0	600	94%
Porcupine Open Pit	100%	100	0.60	—	66,300	1.65	3,500	66,300	1.65	3,500	59,800	1.5	2,800	92%
Total Porcupine, Canada		300	3.67	—	67,400	1.73	3,800	67,700	1.74	3,800	62,200	1.7	3,400	92%
Éléonore, Canada	100%	700	4.59	100	2,100	4.70	300	2,800	4.68	400	1,800	5.7	300	92%
Red Chris, Canada (11)	70%	—	—	—	334,700	0.34	3,600	334,700	0.34	3,600	62,100	0.3	700	55%
Brucejack, Canada (11)	100%	—	—	—	1,800	7.64	500	1,800	7.64	500	12,100	10.3	4,000	96%
Coffee, Canada	100%	900	2.14	100	49,300	1.27	2,000	50,200	1.28	2,100	6,700	1.0	200	81%
Galore Creek, Canada (4)	50%	212,800	0.29	2,000	385,600	0.22	2,700	598,400	0.25	4,700	118,900	0.2	700	75%
Peñasquito, Mexico (9)	100%	37,400	0.26	300	157,300	0.22	1,100	194,700	0.23	1,400	22,800	0.2	100	57%
Noche Buena, Mexico	50%	—	—	—	19,900	0.37	200	19,900	0.37	200	1,600	0.2	—	50%
Merian, Suriname	75%	6,000	1.01	200	38,000	1.10	1,300	44,000	1.09	1,500	30,800	1.0	1,000	88%
Cerro Negro, Argentina	100%	1,300	3.71	200	2,100	6.17	400	3,400	5.22	600	6,200	4.7	900	94%
Conga, Peru	100%	—	—	—	693,800	0.65	14,600	693,800	0.65	14,600	230,500	0.4	2,900	75%
Yanacocha Open Pit	100%	16,800	0.41	200	111,300	0.43	1,500	128,000	0.42	1,700	186,500	0.8	4,800	67%
Yanacocha Underground	100%	500	4.07	100	6,200	4.70	900	6,700	4.65	1,000	3,400	5.0	500	97%
Total Yanacocha, Peru		17,300	0.52	300	117,500	0.65	2,500	134,800	0.64	2,800	189,900	0.9	5,400	73%
Pueblo Viejo, Dominican Republic (5)	40%	7,300	1.47	300	37,300	1.49	1,800	44,600	1.49	2,100	3,200	1.6	200	82%
NuevaUnión, Chile (6)	50%	4,800	0.47	100	118,300	0.59	2,300	123,100	0.59	2,300	239,800	0.4	3,100	68%
Norte Abierto, Chile (7)	50%	77,200	0.61	1,500	596,900	0.49	9,300	674,200	0.50	10,800	369,600	0.4	4,400	76%
Boddington, Australia	100%	98,200	0.55	1,700	169,700	0.54	2,900	267,900	0.54	4,700	2,400	0.5	—	83%
Tanami Open Pit	100%	9,400	1.67	500	23,800	1.47	1,100	33,200	1.53	1,600	4,200	1.1	200	90%
Tanami Underground	100%	2,500	3.82	300	5,600	4.43	800	8,000	4.24	1,100	15,900	4.5	2,300	96%
Total Tanami, Australia		11,900	2.12	800	29,400	2.03	1,900	41,200	2.06	2,700	20,100	3.8	2,400	94%
Cadia Underground	100%	—	—	—	1,596,600	0.32	16,200	1,596,600	0.32	16,200	497,000	0.2	3,800	80%
Cadia Stockpiles and Open Pit	100%	30,900	0.30	300	—	—	—	30,900	0.30	300	11,000	0.7	200	65%
Total Cadia, Australia (9)(11)		30,900	0.30	300	1,596,600	0.32	16,200	1,627,500	0.32	16,500	508,000	0.2	4,100	80%
Telfer Open Pit	100%	—	—	—	25,900	0.56	500	25,900	0.56	500	—	—	—	78%
Telfer Underground	100%	—	—	—	1,700	2.31	100	1,700	2.31	100	—	—	—	90%
Total Telfer, Australia (11)		—	—	—	27,600	0.67	600	27,600	0.67	600	—	—	—	81%
Havieron, Australia (11)	70%	—	—	—	33,200	2.65	2,800	33,200	2.65	2,800	11,400	1.7	600	87%
Namosi, Fiji (11)	73.24%	—	—	—	105,500	0.22	700	105,500	0.22	700	1,346,900	0.1	4,300	72%
Lihir Open Pit	100%	—	—	—	25,000	2.03	1,600	25,000	2.03	1,600	227,400	2.4	17,500	80%
Lihir Stockpiles	100%	—	—	—	22,200	1.47	1,000	22,200	1.47	1,000	—	—	—	78%
Total Lihir, Papua New Guinea (9)(11)		—	—	—	47,100	1.77	2,700	47,100	1.77	2,700	227,400	2.4	17,500	79%

Gold Resources at December 31, 2023 (1)(2) (continued)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Wafi-Golpu Open Pit	50%	—	—	—	53,600	1.66	2,900	53,600	1.66	2,900	15,500	1.3	600	65%
Wafi-Golpu Underground	50%	—	—	—	140,800	0.45	2,000	140,800	0.45	2,000	91,900	0.6	1,900	68%
Total Wafi-Golpu, Papua New Guinea (11)		—	—	—	194,500	0.78	4,900	194,500	0.78	4,900	107,300	0.7	2,600	67%
Ahafo South Open Pit	100%	3,200	1.21	100	5,600	0.92	200	8,800	1.03	300	6,100	1.4	300	88%
Ahafo South Underground	100%	—	1.59	—	27,200	3.71	3,200	27,200	3.71	3,200	13,800	3.0	1,300	91%
Total Ahafo South, Ghana		3,200	1.21	100	32,800	3.24	3,400	36,000	3.05	3,500	19,900	2.5	1,600	91%
Ahafo North, Ghana	100%	5,000	1.46	200	12,700	1.88	800	17,700	1.76	1,000	6,600	1.6	300	91%
Akyem, Ghana	100%	900	0.72	—	9,800	3.83	1,200	10,600	3.57	1,200	5,600	2.9	500	92%
NGM Open Pit and Stockpiles	38.5%	4,000	0.99	100	175,200	0.99	5,500	179,200	0.99	5,700	101,000	0.8	2,500	75%
NGM Underground	38.5%	1,400	7.51	300	20,900	5.95	4,000	22,200	6.04	4,300	23,100	6.5	4,800	84%
Total NGM, United States (8)		5,300	2.66	500	196,000	1.52	9,600	201,400	1.55	10,000	124,100	1.8	7,300	80%
Total Gold		599,700	0.52	9,900	5,121,900	0.58	94,900	5,721,600	0.57	104,800	3,761,500	0.6	69,100	78%

Gold Resources at December 31, 2022 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
CC&V, United States	100%	79,700	0.38	980	42,300	0.32	440	122,000	0.36	1,420	32,200	0.3	350	59%
Musselwhite, Canada	100%	1,300	3.92	170	2,600	3.93	330	3,900	3.93	490	3,000	4.2	410	95%
Porcupine Underground	100%	300	6.69	70	1,000	8.64	270	1,300	8.15	340	1,800	8.1	480	92%
Porcupine Open Pit	100%	200	0.51	—	73,000	1.53	3,600	73,200	1.53	3,600	66,000	1.4	2,890	91%
Total Porcupine, Canada		500	4.36	70	73,900	1.63	3,860	74,500	1.64	3,940	67,900	1.5	3,370	91%
Éléonore, Canada	100%	400	5.05	70	2,100	5.10	350	2,500	5.09	420	2,600	5.4	460	92%
Coffee, Canada	100%	—	—	—	53,900	1.23	2,140	53,900	1.23	2,140	7,200	1.0	230	80%
Galore Creek, Canada (4)	50%	212,800	0.29	2,010	385,600	0.22	2,710	598,400	0.25	4,720	118,900	0.2	720	75%
Peñasquito, Mexico	100%	47,400	0.25	390	263,500	0.26	2,190	311,000	0.26	2,570	84,700	0.4	1,110	69%
Noche Buena, Mexico	50%	—	—	—	19,900	0.37	240	19,900	0.37	240	1,600	0.2	10	50%
Merian, Suriname	75%	5,600	0.99	180	35,300	1.26	1,430	40,900	1.22	1,610	37,000	0.9	1,020	89%
Cerro Negro Underground	100%	200	6.11	30	1,500	7.33	360	1,700	7.22	390	5,700	6.2	1,140	95%
Cerro Negro Open Pit	100%	1,200	3.28	130	1,200	3.15	120	2,400	3.22	250	300	2.5	20	90%
Total Cerro Negro, Argentina	100%	1,400	3.60	160	2,700	5.49	480	4,100	4.86	630	6,000	6.0	1,160	94%
Conga, Peru (10)	100%	—	—	—	693,800	0.65	14,590	693,800	0.65	14,590	230,500	0.4	2,880	75%
Yanacocha Open Pit	100%	13,500	0.38	170	114,900	0.42	1,570	128,400	0.42	1,730	189,700	0.8	4,830	66%
Yanacocha Underground	100%	500	4.07	70	6,200	4.70	940	6,700	4.65	1,010	3,400	5.0	550	97%
Total Yanacocha, Peru (10)		14,100	0.52	240	121,100	0.64	2,510	135,100	0.63	2,740	193,100	0.9	5,380	72%
Pueblo Viejo, Dominican Republic (5)(9)	40%	7,300	1.43	340	33,200	1.51	1,610	40,600	1.49	1,950	3,000	1.8	170	88%
NuevaUnión, Chile (6)	50%	4,800	0.47	70	118,300	0.59	2,260	123,100	0.59	2,330	239,800	0.4	3,050	68%
Norte Abierto, Chile (7)	50%	77,200	0.61	1,510	596,900	0.49	9,320	674,200	0.50	10,820	369,600	0.4	4,360	76%
Boddington, Australia	100%	92,800	0.55	1,630	167,400	0.54	2,900	260,200	0.54	4,530	2,800	0.5	50	83%
Tanami Open Pit	100%	9,400	1.67	500	23,800	1.47	1,120	33,200	1.53	1,630	4,200	1.1	150	90%
Tanami Underground	100%	1,700	3.26	180	5,400	4.29	750	7,100	4.04	920	8,800	5.2	1,460	97%
Total Tanami, Australia	100%	11,000	1.91	680	29,200	1.99	1,870	40,200	1.97	2,550	13,000	3.9	1,620	94%
Ahafo South Open Pit	100%	200	0.56	—	20,000	1.09	700	20,200	1.09	710	10,200	1.3	420	86%
Ahafo South Underground	100%	—	—	—	24,700	3.53	2,810	24,700	3.53	2,810	11,000	3.4	1,220	92%
Total Ahafo South, Ghana		200	0.56	—	44,700	2.44	3,510	44,900	2.43	3,510	21,200	2.4	1,640	91%
Ahafo North, Ghana	100%	2,900	1.28	120	12,700	1.94	790	15,700	1.81	910	10,000	1.5	490	92%
Akyem, Ghana	100%	1,000	0.70	20	9,000	3.68	1,060	10,000	3.38	1,090	7,100	2.7	620	92%
NGM Open Pit and Stockpiles	38.5%	23,200	1.89	1,410	175,200	0.99	5,600	198,400	1.10	7,000	129,900	0.7	2,880	73%
NGM Underground	38.5%	9,800	6.48	2,040	16,600	5.84	3,110	26,400	6.08	5,150	19,500	6.6	4,150	86%
Total NGM, United States (8)		33,000	3.25	3,450	191,700	1.41	8,700	224,800	1.68	12,160	149,300	1.5	7,040	79%
Total Gold		593,600	0.63	12,080	2,900,000	0.68	63,250	3,493,600	0.67	75,330	1,600,700	0.7	36,130	79%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.

(2)Resources, at sites in which Newmont is the operator, are estimated at a gold price of $1,600 per ounce for 2023 and 2022, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000 in 2023 and nearest 10,000 in 2022.
(4)Project is currently undeveloped. Resource estimates provided by Teck Resources, the Galore Creek joint venture partner.
(5)Resource estimates provided by Barrick, the operator of Pueblo Viejo.
(6)Project is currently undeveloped. Resource estimates provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Resource estimates provided by the Norte Abierto joint venture.
(8)Resource estimates provided by Barrick, the operator of the NGM joint venture.
(9)Amounts presented herein have been rounded to the nearest 100,000 in 2023 and nearest 10,000 in 2022 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(10)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(11)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Gold resources at sites acquired through the Newcrest transaction were estimated at a gold price of $1,400 per ounce, with the exception of Havieron and Lihir, for which gold resources were estimated using Newmont's price assumptions, and certain legacy estimates, which have applied older, more conservative price assumptions.

Copper Resources at December 31, 2023 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (3) (millions)	Metallurgical Recovery (3)
Red Chris, Canada (10)	70%	—	—%	—	334,700	0.34%	2,500	334,700	0.34%	2,500	62,100	0.4%	500	81%
Galore Creek, Canada (4)	50%	212,800	0.44%	2,100	385,600	0.47%	4,000	598,400	0.46%	6,100	118,900	0.3%	700	93%
Conga, Peru	100%	—	—%	—	693,800	0.26%	4,000	693,800	0.26%	4,000	230,500	0.2%	900	84%
Yanacocha, Peru	100%	1,500	1.02%	—	99,800	0.36%	800	101,300	0.37%	800	39,700	0.4%	300	81%
NuevaUnión, Chile (5)	50%	164,300	0.19%	700	349,900	0.34%	2,700	514,100	0.30%	3,400	602,200	0.4%	5,200	89%
Norte Abierto, Chile (6)	50%	57,600	0.24%	300	551,300	0.19%	2,300	608,900	0.20%	2,600	361,800	0.2%	1,400	90%
Boddington, Australia	100%	98,200	0.11%	200	169,700	0.11%	400	267,900	0.11%	700	2,400	0.1%	—	82%
Cadia Underground	100%	—	—%	—	1,596,600	0.23%	8,200	1,596,600	0.23%	8,200	497,000	0.2%	1,900	85%
Cadia Open Pit	100%	30,900	0.13%	100	—	—%	—	30,900	0.13%	100	11,000	0.5%	100	80%
Total Cadia, Australia (8)(10)		30,900	0.13%	100	1,596,600	0.23%	8,200	1,627,500	0.23%	8,300	508,000	0.2%	2,000	85%
Telfer Open Pit	100%	—	—%	—	20,300	0.06%	—	20,300	0.06%	—	—	—%	—	49%
Telfer Stockpiles	100%	—	—%	—	5,600	0.07%	—	5,600	0.07%	—	—	—%	—	46%
Telfer Underground	100%	—	—%	—	1,700	0.56%	—	1,700	0.56%	—	—	—%	—	94%
Total Telfer, Australia (10)		—	—%	—	27,600	0.09%	100	27,600	0.09%	100	—	—%	—	65%
Havieron, Australia (10)	70%	—	—%	—	33,200	0.34%	300	33,200	0.34%	300	11,400	0.2%	—	86%
Telfer Projects, Australia (10)	100%	—	—%	—	51,700	0.29%	300	51,700	0.29%	300	1,900	0.3%	—	78%
Namosi Open Pit	73.24%	—	—%	—	105,500	0.61%	1,400	105,500	0.61%	1,400	1,346,900	0.3%	9,500	84%
Namosi Underground	73.24%	—	—%	—	—	—%	—	—	—%	—	209,900	0.4%	2,000	92%
Total Namosi, Fiji (10)		—	—%	—	105,500	0.61%	1,400	105,500	0.61%	1,400	1,556,800	0.3%	11,500	85%
Wafi-Golpu, Papua New Guinea (10)	50%	—	—%	—	140,800	0.73%	2,300	140,800	0.73%	2,300	91,900	0.7%	1,400	95%
NGM, United States (7)	38.5%	—	—%	—	136,000	0.15%	500	136,000	0.15%	500	19,300	0.2%	100	65%
Total Copper		565,300	0.28%	3,400	4,676,100	0.29%	29,700	5,241,400	0.29%	33,100	3,606,800	0.3%	24,000	88%

Copper Resources at December 31, 2022 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Cu%)	Pounds (3) (millions)	Metallurgical Recovery (3)
Galore Creek, Canada (4)	50%	212,800	0.44%	2,060	385,600	0.47%	4,020	598,400	0.46%	6,080	118,900	0.3%	690	93%
Conga, Peru (9)	100%	—	—%	—	693,800	0.26%	3,970	693,800	0.26%	3,970	230,500	0.2%	950	84%
Yanacocha, Peru (9)	100%	500	0.18%	—	100,800	0.37%	830	101,300	0.37%	830	39,700	0.4%	320	81%
NuevaUnión, Chile (5)	50%	164,300	0.19%	700	349,900	0.34%	2,650	514,100	0.30%	3,360	602,200	0.4%	5,170	89%
Norte Abierto, Chile (6)	50%	57,600	0.24%	310	551,300	0.19%	2,340	608,900	0.20%	2,640	361,800	0.2%	1,450	90%
Boddington, Australia	100%	92,800	0.11%	230	167,400	0.11%	420	260,200	0.11%	650	2,800	0.1%	10	82%
NGM, United States (7)	38.5%	2,600	0.14%	10	116,900	0.14%	350	119,500	0.14%	360	19,900	0.1%	60	65%
Total Copper		530,600	0.28%	3,310	2,365,500	0.28%	14,580	2,896,100	0.28%	17,890	1,375,800	0.3%	8,640	88%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)Resources, at sites in which Newmont is the operator, are estimated at a copper price of $4.00 per pound for 2023 and 2022, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million in 2023 and nearest 10 million in 2022.
(4)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(5)Project is currently undeveloped. Resource estimates provided by the NuevaUnión joint venture.
(6)Project is currently undeveloped. Resource estimates provided by the Norte Abierto joint venture.
(7)Resource estimates provided by Barrick, the operator of the NGM joint venture.
(8)Amounts presented herein have been rounded to the nearest 100 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(9)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(10)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Copper resources at sites acquired through the Newcrest transaction were estimated at a copper price of $3.40 per pound, with the exception of Havieron, for which copper resources were estimated using Newmont's price assumptions, and certain legacy estimates, which have applied older, more conservative price assumptions.

Silver Resources at December 31, 2023 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Brucejack, Canada (11)	100%	—	—	—	1,800	8.09	500	1,800	8.09	500	12,100	10.0	3,900	85%
Galore Creek, Canada (4)	50%	212,800	4.08	27,900	385,600	4.77	59,100	598,400	4.52	87,000	118,900	2.6	9,900	73%
Peñasquito, Mexico	100%	37,400	24.48	29,400	157,300	25.12	127,100	194,700	25.00	156,500	22,800	25.4	18,700	79%
Noche Buena, Mexico	50%	—	—	—	19,900	13.99	9,000	19,900	13.99	9,000	1,600	11.0	500	25%
Cerro Negro Underground	100%	100	61.50	200	900	60.12	1,800	1,000	60.28	2,000	5,900	27.5	5,200	75%
Cerro Negro Open Pit	100%	1,200	6.77	300	1,200	6.63	300	2,400	6.70	500	300	6.7	100	71%
Total Cerro Negro, Argentina		1,300	11.71	500	2,100	30.02	2,000	3,400	22.95	2,500	6,200	26.4	5,300	75%
Conga, Peru	100%	—	—	—	693,800	2.06	45,900	693,800	2.06	45,900	175,000	1.1	6,300	70%
Yanacocha Open Pit	100%	16,100	6.76	3,500	105,200	10.43	35,300	121,300	9.94	38,800	26,400	13.5	11,500	44%
Yanacocha Underground	100%	500	0.37	—	6,200	37.02	7,300	6,700	34.23	7,400	3,400	40.4	4,400	83%
Total Yanacocha, Peru		16,600	6.57	3,500	111,300	11.91	42,600	128,000	11.21	46,100	29,800	16.6	15,900	51%
Pueblo Viejo, Dominican Republic (5)	40%	7,300	7.96	1,900	37,300	8.04	9,600	44,600	8.02	11,500	3,200	8.1	800	74%
NuevaUnión, Chile (6)	50%	164,300	0.96	5,100	349,900	1.19	13,400	514,100	1.12	18,400	602,200	1.2	22,500	66%
Norte Abierto, Chile (7)	50%	77,200	1.20	3,000	596,900	1.07	20,600	674,200	1.09	23,500	369,600	1.0	11,300	78%
Cadia, Australia (9)(11)	100%	—	—	—	1,596,600	0.61	31,300	1,596,600	0.61	31,300	497,000	0.5	7,500	65%
Wafi-Golpu, Papua New Guinea (11)	50%	—	—	—	53,600	4.42	7,600	53,600	4.42	7,600	15,500	4.5	2,200	45%
NGM Open Pit	38.5%	—	—	—	93,000	5.59	16,700	93,000	5.59	16,700	16,700	5.4	2,900	38%
NGM Stockpiles	38.5%	—	—	—	—	—	—	—	—	—	1,800	5.6	300	38%
NGM, United States (8)		—	—	—	93,000	5.59	16,700	93,000	5.59	16,700	18,400	5.4	3,200	38%
Total Silver		516,900	4.29	71,300	4,099,200	2.92	385,400	4,616,200	3.08	456,700	1,872,300	1.8	108,100	68%

Silver Resources at December 31, 2022 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Galore Creek, Canada (4)	50%	212,800	4.08	27,950	385,600	4.77	59,100	598,400	4.52	87,040	118,900	2.6	9,940	73%
Peñasquito, Mexico	100%	47,400	23.94	36,510	263,500	23.99	203,240	311,000	23.98	239,740	84,700	27.2	74,220	86%
Noche Buena, Mexico	50%	—	—	—	19,900	13.99	8,970	19,900	13.99	8,970	1,600	11.0	550	25%
Cerro Negro Underground	100%	200	42.43	210	1,500	51.31	2,490	1,700	50.51	2,690	5,700	35.1	6,450	76%
Cerro Negro Open Pit	100%	1,200	6.77	260	1,200	6.63	250	2,400	6.70	520	300	6.7	70	60%
Total Cerro Negro, Argentina		1,400	10.72	470	2,700	31.64	2,740	4,100	24.64	3,210	6,000	33.7	6,520	75%
Conga, Peru (10)	100%	—	—	—	693,800	2.06	45,910	693,800	2.06	45,910	175,000	1.1	6,330	70%
Yanacocha Open Pit	100%	12,500	3.30	1,330	108,100	11.11	38,610	120,600	10.30	39,930	29,600	12.5	11,920	41%
Yanacocha Underground	100%	500	0.37	10	6,200	37.02	7,350	6,700	34.23	7,350	3,400	40.4	4,390	83%
Total Yanacocha, Peru (10)		13,000	3.19	1,330	114,200	12.51	45,950	127,200	11.56	47,290	33,000	15.4	16,310	49%
Pueblo Viejo, Dominican Republic (5)(9)	40%	7,300	7.68	1,810	33,200	8.28	8,840	40,600	8.17	10,650	3,000	10.5	1,030	74%
NuevaUnión, Chile (6)	50%	164,300	0.96	5,080	349,900	1.19	13,370	514,100	1.12	18,440	602,200	1.2	22,530	66%
Norte Abierto, Chile (7)	50%	77,200	1.20	2,990	596,900	1.07	20,550	674,200	1.09	23,540	369,600	1.0	11,340	78%
NGM, United States (8)	38.5%	2,400	5.33	410	81,700	5.46	14,340	84,100	5.46	14,760	18,700	5.6	3,350	38%
Total Silver		525,900	4.53	76,550	2,541,500	5.18	423,010	3,067,400	5.07	499,560	1,412,800	3.3	152,120	75%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)Resources, at sites in which Newmont is the operator, are estimated at a silver price of $23.00 per ounce for 2023 and 2022, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000 in 2023 and nearest 10,000 in 2022.
(4)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(5)Resource estimates provided by Barrick, the operator of the Pueblo Viejo.
(6)Project is currently undeveloped. Resource estimates provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Resource estimates provided by the Norte Abierto joint venture.
(8)Resource estimates provided by Barrick, the operator of the NGM joint venture.
(9)Amounts presented herein have been rounded to the nearest 100,000 in 2023 and nearest 10,000 in 2022 for ounces and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(10)In 2022, the Company increased its ownership interest in Yanacocha to 100% by acquiring Buenaventura’s 43.65% noncontrolling interest and Sumitomo's 5% noncontrolling interest. Refer to Note 1 to the Consolidated Financial Statements for further information.
(11)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Silver resources at sites acquired through the Newcrest transaction were estimated at a silver price of $21.00 per ounce, with the exception of certain legacy estimates, which have applied older, more conservative price assumptions.

Lead Resources at December 31, 2023 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (3) (millions)	Metallurgical Recovery (3)
Peñasquito, Mexico (4)	100%	37,400	0.28%	200	157,300	0.24%	800	194,700	0.24%	1,000	22,800	0.2%	100	72%
Telfer Projects, Australia (5)	100%	—	—%	—	51,700	0.30%	300	51,700	0.30%	300	1,900	0.2%	—	89%
Total Lead		37,400	0.28%	200	209,100	0.25%	1,200	246,500	0.26%	1,400	24,700	0.2%	100	76%

Lead Resources at December 31, 2022 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Pb%)	Pounds (3) (millions)	Metallurgical Recovery (3)
Peñasquito, Mexico	100%	47,400	0.26%	270	263,500	0.23%	1,360	311,000	0.24%	1,630	84,700	0.2%	440	72%
Total Lead		47,400	0.26%	270	263,500	0.23%	1,360	311,000	0.24%	1,630	84,700	0.2%	440	72%
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources are estimated at a lead price of $1.20 per pound for 2023 and 2022. Tonnage amounts have been rounded to the nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million in 2023 and nearest 10 million in 2022.
(4)Amounts presented herein have been rounded to the nearest 100 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(5)Site acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Lead resources at sites acquired through the Newcrest transaction were estimated at a lead price of $1.07 per pound.

Zinc Resources at December 31, 2023 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (3) (millions)	Metallurgical Recovery (3)
Peñasquito, Mexico (4)	100%	37,400	0.69%	600	157,300	0.59%	2,000	194,700	0.61%	2,600	22,800	0.6%	300	81%
Telfer Projects, Australia (5)	100%	—	—%	—	51,700	0.63%	700	51,700	0.63%	700	1,900	0.5%	—	78%
Total Zinc		37,400	0.69%	600	209,100	0.60%	2,800	246,500	0.61%	3,300	24,700	0.6%	300	80%

Zinc Resources at December 31, 2022 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Zn%)	Pounds (3) (millions)	Metallurgical Recovery (3)
Peñasquito, Mexico	100%	47,400	0.62%	650	263,500	0.53%	3,080	311,000	0.54%	3,740	84,700	0.5%	1,000	81%
Total Zinc		47,400	0.62%	650	263,500	0.53%	3,080	311,000	0.54%	3,740	84,700	0.5%	1,000	81%
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources are estimated at a zinc price of $1.45 per pound for 2023 and 2022. Tonnage amounts have been rounded to the nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million in 2023 and nearest 10 million in 2022.
(4)Amounts presented herein have been rounded to the nearest 10 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(5)Site acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Zinc resources at sites acquired through the Newcrest transaction were estimated at a zinc price of $1.15 per pound.

Molybdenum Resources at December 31, 2023 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (3) (millions)	Metallurgical Recovery (3)
NuevaUnión, Chile (4)	50%	159,500	0.01%	—	231,500	0.01%	—	391,000	0.01%	100	362,300	—%	100	52%
Cadia, Australia (5)(6)	100%	—	—%	—	1,515,400	0.01%	200	1,515,400	0.01%	200	497,000	—%	—	72%
Total Molybdenum		159,500	0.01%	—	1,746,900	0.01%	200	1,906,400	0.01%	200	859,400	—%	100	60%

Molybdenum Resources at December 31, 2022 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (Mo%)	Pounds (3) (millions)	Metallurgical Recovery (3)
NuevaUnión, Chile (4)	50%	159,500	0.01%	20	231,500	0.01%	40	391,000	0.01%	70	362,300	—%	100	52%
Total Molybdenum		159,500	0.01%	20	231,500	0.01%	40	391,000	0.01%	70	362,300	—%	100	52%
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources, at sites in which Newmont is the operator, are estimated at a molybdenum price of $10.00 per pound for 2023. Resources for NuevaUnión are estimated based on a molybdenum price set by NuevaUnión joint venture. Tonnage amounts have been rounded to the nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million in 2023 nearest 10 million in 2022.
(4)Project is currently undeveloped. Resource estimates provided by NuevaUnión joint venture.
(5)Amounts presented herein have been rounded to the nearest 100 million for pounds and 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(6)Site acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.

Tungsten Resources at December 31, 2023 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (W%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (W%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (W%)	Pounds (3) (millions)	Tonnage (000 tonnes)	Grade (W%)	Pounds (3) (millions)	Metallurgical Recovery (3)
Telfer Projects, Australia (4)	100%	—	—%	—	51,700	0.35%	400	51,700	0.35%	400	1,900	0.4%	—	74%
Total Tungsten		—	—%	—	51,700	0.35%	400	51,700	0.35%	400	1,900	0.4%	—	74%
____________________________
(1)Resources are reported exclusive of reserves.
(2)Resources are estimated at a tungsten price of $16.00 per pound for 2023. Tonnage amounts have been rounded to the nearest 100,000.
(3)Pounds are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Pounds may not recalculate as they are rounded to the nearest 100 million.
(4)Site acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.

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
The operation of our U.S. based mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued have also increased in recent years.
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

PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.” On February 15, 2024, there were 1,152,551,607 shares of Newmont’s common stock outstanding, which were held by approximately 6,900 stockholders of record.
During the period from October 1, 2023 to December 31, 2023, 16,175 shares of Newmont's equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
October 1, 2023 through October 31, 2023	798	$41.13	—	$—
November 1, 2023 through November 30, 2023	14,957	$37.79	—	$—
December 1, 2023 through December 31, 2023	420	$38.70	—	$—
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations.
(2)On February 21, 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased does not exceed $1 billion. The program will expire after 24 months (in February 2026). The program will be executed at the Company's discretion, utilizing open market repurchases to occur from time to time throughout the authorization period. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
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
The following MD&A generally discusses our consolidated financial condition and results of operations for 2023 and 2022 and year-to-year comparisons between 2023 and 2022. Discussions of our consolidated financial condition and results of operations for 2021 and year-to-year comparisons between 2022 and 2021 are included in "Exhibit 99.1 Updated portions of Newmont Corporation's Annual Reports on Form 10-K for the fiscal year ended December 31, 2022", Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2023.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been ranked as the mining and metal sector’s top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont has been ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
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
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested include Akyem, CC&V, Éléonore, Porcupine, Musselwhite, Telfer, and a development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as Held for Sale in the first quarter of 2024, based on progress made through our active sales program and management’s expectation that the sale is probable and will be completed within 12 months. As of December 31, 2023, the aggregate net book value of the non-core assets and the development project was $3,419.
On November 6, 2023, the Company completed its business combination transaction with Newcrest Mining Limited, a public Australian mining company limited by shares ("Newcrest"), whereby Newmont, through Newmont Overseas Holdings Pty Ltd, an Australian proprietary company limited by shares (“Newmont Sub”), acquired all of the ordinary shares of Newcrest in a fully stock transaction for total non-cash consideration of $13,549. Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The combined company continues to be traded on the New York Stock Exchange under the ticker NEM. The combined company is also listed on the Toronto Stock Exchange under the ticker NGT, on the Australian Securities Exchange under the ticker NEM, and on the Papua New Guinea Securities Exchange under the ticker NEM. For further information, refer to Note 3 to the Consolidated Financial Statements.
In January 2023, Newmont reassessed and revised its operating strategies and the accountabilities of the senior leadership team in light of the continuing volatile and uncertain market conditions, and in November 2023, the Company completed the Newcrest transaction. Following these changes, the Company reevaluated its segments to reflect the mining operations acquired and certain changes in the financial information regularly reviewed by Newmont's Chief Operating Decision Maker ("CODM"). As a result, the Company determined that its reportable segments were each of its 17 mining operations that it manages and its 38.5% proportionate interest in Nevada Gold Mines ("NGM") which it does not directly manage. Segment results for the prior periods have been recast to reflect the change in reportable segments.
In the second quarter of 2023, the Company announced the deferral of the full-funds investment decision for the Yanacocha Sulfides project in Peru for at least two years, currently estimated to occur in 2026. With the delay of the Yanacocha Sulfides project, management will focus its efforts on optimizing its allocation of funds to current operations and other capital commitments, while also assessing execution options and project plans options, up to and including transitioning Yanacocha operations into full closure. Refer to Note 2 to the Consolidated Financial Statements for further discussion.
In the first quarter of 2022, the Company completed the acquisition of Buenaventura's 43.65% noncontrolling interest in Minera Yanacocha S.R.L. ("Yanacocha") (the "Yanacocha Transaction") and sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"). The Company acquired the remaining 5% interest previously held by Sumitomo in the second quarter of 2022. At December 31, 2023, the Company holds 100% ownership interest in Yanacocha. Refer to Note 1 to the Consolidated Financial Statements for further details regarding these transactions.
For information on asset sales impacting comparability of below results, refer to Note 9 to the Consolidated Financial Statements.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Year Ended December 31,		Increase (decrease)
	2023	2022
Net income (loss) from continuing operations attributable to Newmont stockholders	$(2,521)	$(459)	$(2,062)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(3.00)	$(0.58)	$(2.42)

	Year Ended December 31,		Increase (decrease)
	2022	2021
Net income (loss) from continuing operations attributable to Newmont stockholders	$(459)	$1,109	$(1,568)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(0.58)	$1.39	$(1.97)
Net income (loss) from continuing operations attributable to Newmont stockholders decreased during the year ended December 31, 2023, compared to the same period in 2022, primarily due to (i) higher Reclamation and Remediation; (ii) higher Impairment charges in 2023 compared to 2022; (iii) the Peñasquito labor strike; (iv) Newcrest transaction and integration costs of $464 incurred in 2023; (v) a loss on abandonment of $235 related to the Peñasquito pyrite leach plant; (vi) higher income tax expense; and (vii) lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit.
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders is partially offset by (i) higher average realized prices for gold, silver and copper; (ii) lower Depreciation and amortization; (iii) an increase to Net income (loss) from continuing operations attributable to Newmont stockholders of $136 related to the acquired Newcrest sites; (iv) a higher non-cash pension settlement charge recognized in 2022 compared to 2023; and (v) higher interest income due to interest earned on time deposits in 2023. See below for further information on the change in Depreciation and amortization.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2023	2022
Gold	$10,593	$10,416	$177	2%
Copper	575	316	259	82
Silver	335	549	(214)	(39)
Lead	96	133	(37)	(28)
Zinc	213	501	(288)	(57)
	$11,812	$11,915	$(103)	(1)%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$10,416	$10,543	$(127)	(1)%
Copper	316	295	21	7
Silver	549	651	(102)	(16)
Lead	133	172	(39)	(23)
Zinc	501	561	(60)	(11)
	$11,915	$12,222	$(307)	(3)%

	Year Ended December 31, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,605	$601	$312	$103	$281
Provisional pricing mark-to-market	34	15	7	(4)	(15)
Silver streaming amortization	—	—	42	—	—
Gross after provisional pricing and streaming impact	10,639	616	361	99	266
Treatment and refining charges	(46)	(41)	(26)	(3)	(53)
Net	$10,593	$575	$335	$96	$213
Consolidated ounces/pounds sold (millions)	5,420	155	17	107	222
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,957	$3.87	$18.53	$0.96	$1.27
Provisional pricing mark-to-market	6	0.10	0.44	(0.03)	(0.07)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,963	3.97	21.53	0.93	1.20
Treatment and refining charges	(9)	(0.26)	(1.56)	(0.03)	(0.24)
Net	$1,954	$3.71	$19.97	$0.90	$0.96
___________________________
(1)Per ounce/pound measures may not recalculate due to rounding.

	Year Ended December 31, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,461	$337	$533	$145	$583
Provisional pricing mark-to-market	(2)	(11)	(11)	(1)	(9)
Silver streaming amortization	—	—	73	—	—
Gross after provisional pricing and streaming impact	10,459	326	595	144	574
Treatment and refining charges	(43)	(10)	(46)	(11)	(73)
Net	$10,416	$316	$549	$133	$501
Consolidated ounces/pounds sold (millions)	5,812	85	30	147	373
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,800	$3.94	$17.90	$0.98	$1.56
Provisional pricing mark-to-market	—	(0.13)	(0.35)	—	(0.02)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,800	3.81	20.00	0.98	1.54
Treatment and refining charges	(8)	(0.12)	(1.55)	(0.07)	(0.20)
Net	$1,792	$3.69	$18.45	$0.91	$1.34
____________________________
(1)Per ounce/pounds measures may not recalculate due to rounding.

	Year Ended December 31, 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,581	$292	$641	$173	$593
Provisional pricing mark-to-market	9	10	(12)	4	21
Silver streaming amortization	—	—	79	—	—
Gross after provisional pricing and streaming impact	10,590	302	708	177	614
Treatment and refining charges	(47)	(7)	(57)	(5)	(53)
Net	$10,543	$295	$651	$172	$561
Consolidated ounces/pounds sold (millions)	5,897	69	32	173	433
Average realized price (per ounce/pound): (1)
Gross before provisional pricing and streaming impact	$1,794	$4.24	$19.92	$1.00	$1.37
Provisional pricing mark-to-market	2	0.15	(0.40)	0.02	0.05
Silver streaming amortization	—	—	2.44	—	—
Gross after provisional pricing and streaming impact	1,796	4.39	21.96	1.02	1.42
Treatment and refining charges	(8)	(0.10)	(1.77)	(0.02)	(0.12)
Net	$1,788	$4.29	$20.19	$1.00	$1.30
____________________________
(1)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Year Ended December 31,
	2023 vs. 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(704)	$266	$(260)	$(39)	$(233)
Increase (decrease) in average realized price	884	24	26	(6)	(75)
Decrease (increase) in treatment and refining charges	(3)	(31)	20	8	20
	$177	$259	$(214)	$(37)	$(288)

	Year Ended December 31,
	2022 vs. 2021
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(153)	$59	$(55)	$(28)	$(85)
Increase (decrease) in average realized price	22	(35)	(58)	(5)	45
Decrease (increase) in treatment and refining charges	4	(3)	11	(6)	(20)
	$(127)	$21	$(102)	$(39)	$(60)
Sales decreased during the year ended December 31, 2023, compared to the same period in 2022, by $103. Of the $10,593 of gold sales and $575 of copper sales in 2023, $732 and $212, respectively, were attributable to sites acquired in the Newcrest transaction. Excluding the impact of these sites, gold sales decreased $555 (5%) and copper sales increased $47 (15%).
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2023	2022
Gold	$5,689	$5,423	$266	5%
Copper	359	181	178	98
Silver	300	454	(154)	(34)
Lead	98	94	4	4
Zinc	253	316	(63)	(20)
	$6,699	$6,468	$231	4%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$5,423	$4,628	$795	17%
Copper	181	143	38	27
Silver	454	332	122	37
Lead	94	76	18	24
Zinc	316	256	60	23
	$6,468	$5,435	$1,033	19%
The increase in Costs applicable to sales during the year ended December 31, 2023, compared to the same period in 2022, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $629 to Costs applicable to sales.
Excluding the impact of the Newcrest transaction, Costs applicable to sales decreased $398 primarily as a result of (i) a decrease of $497 at Peñasquito due to the labor strike that began in June 2023 and continued into the fourth quarter and lower profit-sharing in 2023 due to lower taxable income; and (ii) lower production at Akyem to re-sequence the mine plan and temporarily suspend mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit, which resulted in lower royalties and lower energy and equipment maintenance costs. The decrease in Costs applicable to sales excluding the impact of sites acquired in the Newcrest transaction was offset by (i) lower build-up of inventory and higher royalty costs at NGM in 2023; (ii) higher maintenance costs at Cerro Negro, Éléonore, Porcupine, Musselwhite, and NGM; and (iii) higher materials, labor, and contracted service costs at Cerro Negro, Musselwhite, and Éléonore resulting from higher cost inputs.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, refer to Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 of the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)	Percent Change
	2023	2022
Gold	$1,730	$1,838	$(108)	(6)%
Copper	53	34	19	56
Silver	134	151	(17)	(11)
Lead	45	32	13	41
Zinc	105	96	9	9
Other	41	34	7	21
	$2,108	$2,185	$(77)	(4)%

	Year Ended December 31,		Increase (decrease)	Percent Change
	2022	2021
Gold	$1,838	$1,935	$(97)	(5)%
Copper	34	23	11	48
Silver	151	169	(18)	(11)
Lead	32	39	(7)	(18)
Zinc	96	112	(16)	(14)
Other	34	45	(11)	(24)
	$2,185	$2,323	$(138)	(6)%
The decrease in Depreciation and amortization during the year ended December 31, 2023, compared to the same period in 2022, is primarily due to (i) a decrease of $76 at Peñasquito resulting from lower sales due to the Peñasquito labor strike that began in June 2023 and continued into the fourth quarter; (ii) a decrease in the depreciable asset base at CC&V resulting from the impairment charge recognized during the fourth quarter of 2022; (iii) lower depreciation rates as a result of lower gold ounces mined at Akyem; and (iv) lower depreciation at NGM due to lower leach pad production at Long Canyon as a result of the ramp down of mining and lower amortization rates at Carlin as a result of a longer mill life, partially offset by higher Depreciation and amortization at Porcupine, Ahafo, and Tanami due to asset additions.
The decrease in Depreciation and amortization during the year ended December 31, 2023, compared to the same period in 2022 is partially offset by the impact of sites acquired in the Newcrest transaction, which increased Depreciation and amortization by $83.

For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.
Exploration expense was $265, $231 and $209 in 2023, 2022 and 2021, respectively. Exploration expense increased in 2023, compared to 2022, primarily due to an increase in drilling projects in the current year, particularly at Galore Creek and Ahafo North, as a result of COVID-19 related delay to projects in the prior years, and higher drilling costs due to cost inflation.
Advanced projects, research and development expense was $200, $229 and $154 in 2023, 2022 and 2021, respectively. Advanced projects, research and development expense decreased in 2023 compared to 2022, primarily due to higher payments in 2022 as part of the strategic alliance with Caterpillar Inc. ("CAT") relating to the Company's climate change initiatives and project spend relating to certain development projects at Cerro Negro and other early-stage project spending. Advanced projects, research and development expense includes development project management costs, feasibility studies and other project expenses that do not qualify for capitalization.
General and administrative expense was $299, $276 and $259 in 2023, 2022 and 2021, respectively. General and administrative expense increased in 2023, compared to 2022, primarily due to the addition of the Newcrest operations and increased labor costs. General and administrative expense as a percentage of Sales was 2.5%, 2.3% and 2.1% for 2023, 2022 and 2021 respectively.
Interest expense, net was $243, $227 and $274 in 2023, 2022 and 2021, respectively. Capitalized interest totaled $89, $69, and $38 in each year, respectively. Interest expense, net increased in 2023, compared to 2022, as a result of higher debt resulting from the Newcrest transaction. Interest expense on the acquired debt was recognized for the period of November 6, 2023 through December 31, 2023.
Income and mining tax expense (benefit) was $526, $455, and $1,098 in 2023, 2022 and 2021, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments including significant impairments of goodwill during 2023 and 2022. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 10 to the Consolidated Financial Statements for further discussion of income taxes.

	Year Ended
	December 31, 2023								December 31, 2022
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Federal and State Cash Tax (Refund)		Mining Cash Tax/(Refund)	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Federal and State Cash Tax (Refund)		Mining Cash Tax/(Refund)
Nevada	$431	12%		$52		$—		$19	$430	15%		$66		$—		$47
CC&V	71	8		6		—		—	(541)	21		(114)		—		—
Corporate & Other	(391)	26		(100)		15	(4)	—	(455)	31		(141)		17	(4)	—
Total US	111	(38)		(42)		15		19	(566)	33		(189)		17		47
Australia	794	50		398		302		113	1,109	36		400		269		94
Ghana	481	35		167		223		—	483	36		172		194		—
Suriname	53	19		10		10		—	191	26		49		105		—
Peru	(1,083)	(2)		17		10		4	(644)	(1)		4		33		4
Canada	(610)	(6)		37		(9)		7	(503)	3		(15)		(6)		16
Mexico	(1,805)	5		(97)	(2)	29	(4)	64	386	17		65	(2)	233		111
Argentina	(71)	—		—		9	(4)	—	(520)	7		(38)		7		—
Papua New Guinea	89	29		26		14		—	—	—		—		—		—
Other Foreign	10	100		10		—		—	13	54		7		—		—
Consolidated	$(2,031)	(26)%	(3)	$526		$603		$207	$(51)	(892)%	(3)	$455		$852		$272
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4 of the Consolidated Financial Statements.
(2)Includes tax benefit of $— and $(125) for the year ended December 31, 2023 and 2022, respectively related to a tax settlement.
(3)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.
(4)Includes $28 and $16 of withholding tax for the year ended December 31, 2023 and 2022, respectively.

Recently Enacted Legislation.
In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the "IRA") into law. The IRA introduced an excise tax on stock repurchases of 1% and a corporate alternative minimum tax (the "Corporate AMT") of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a three-year period. The IRA is effective for fiscal periods beginning 2023. While waiting on pending Department of Treasury regulatory guidance, we are continuing to monitor developments. Based upon information known to date, no material impacts are expected to the Consolidated Financial Statements, disclosures, or cash flows. Refer to Note 2 to the Consolidated Financial Statements for further information.
In 2024, Pillar II is set to take effect. The Pillar II agreement was signed by 138 countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. As Newmont primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to the Consolidated Financial Statements.
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
Results of Consolidated Operations
Newmont has developed gold equivalent ounces (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15
2021 GEO Price	$1,200	$2.75	$22.00	$0.90	$1.05

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
Year Ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
CC&V	172	182	220	$1,156	$1,302	$1,080	$136	$386	$298	$1,644	$1,697	$1,338
Musselwhite	180	173	152	1,186	1,135	1,018	444	464	520	1,843	1,531	1,335
Porcupine	260	280	287	1,167	1,004	940	455	369	319	1,577	1,248	1,152
Éléonore	232	215	253	1,263	1,228	960	433	531	562	1,838	1,599	1,256
Red Chris (3)	5	—	—	905	—	—	298	—	—	1,439	—	—
Brucejack (3)	29	—	—	1,898	—	—	617	—	—	2,646	—	—
Peñasquito	143	566	686	1,219	771	549	516	258	279	1,590	968	702
Merian	322	403	437	1,207	915	751	256	199	225	1,541	1,105	895
Cerro Negro	269	278	270	1,257	1,007	912	524	525	513	1,509	1,262	1,247
Yanacocha	276	244	264	1,069	1,254	885	310	380	421	1,266	1,477	1,355
Boddington	745	798	696	847	802	887	144	145	145	1,067	921	1,083
Tanami	448	484	485	759	675	570	249	207	205	1,060	960	855
Cadia (3)	97	—	—	1,079	—	—	130	—	—	1,271	—	—
Telfer (3)	43	—	—	1,882	—	—	87	—	—	1,988	—	—
Lihir (3)	134	—	—	1,117	—	—	153	—	—	1,517	—	—
Ahafo	581	574	481	947	990	884	312	292	298	1,222	1,178	1,084
Akyem	295	420	381	931	804	691	413	340	318	1,210	972	913
NGM	1,170	1,169	1,272	1,070	989	755	387	404	432	1,397	1,220	918
Total/Weighted Average (4)	5,401	5,786	5,884	$1,050	$933	$785	$327	$322	$336	$1,444	$1,211	$1,062
Merian (25%)	(80)	(101)	(109)
Yanacocha (—%, 43.65%, and 43.65%, respectively) (5)	—	(14)	(129)
Attributable to Newmont	5,321	5,671	5,646

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Red Chris (3)(8)	20	—	—	$1,020	$—	$—	$181	$—	$—	$1,660	$—	$—
Peñasquito (6)	529	1,048	1,089	1,283	828	603	561	267	291	1,756	1,112	824
Boddington (7)	245	227	163	830	782	902	144	145	147	1,067	894	1,098
Cadia (3)(9)	90	—	—	1,017	—	—	127	—	—	1,342	—	—
Telfer (3)(10)	7	—	—	1,703	—	—	109	—	—	2,580	—	—
Total/Weighted-Average (3)	891	1,275	1,252	$1,127	$819	$640	$378	$245	$273	$1,579	$1,114	$900

Attributable gold from equity method investments (11)	(ounces in thousands)
Pueblo Viejo (40%)	224	285	325
Fruta del Norte (3)(12)	—	—	—
Attributable to Newmont	224	285	325
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below.
(3)Sites acquired through the Newcrest transaction during the fourth quarter of 2023, and as such, the results of operations since the acquisition date are not meaningful. Additionally, the Company suspended mining operations at the Brucejack site to conduct a full investigation into the tragic fatality that occurred on December 20, 2023. The site ramped up to full operations by the end of January 2024. Refer to Note 3 to the Consolidated Financial Statements for further information on the Newcrest transaction.
(4)All-in sustaining costs and Depreciation and amortization include expense for Corporate and Other.
(5)The Company acquired the remaining interest in Yanacocha in 2022, resulting in 100% ownership interest at December 31, 2022. The Company recognized amounts attributable to non-controlling interests for Yanacocha for the periods prior to acquiring 100% ownership. Refer to Note 1 to the Consolidated Financial Statement for further information.
(6)For the year ended December 31, 2023, Peñasquito produced 18 million ounces of silver, 113 million pounds of lead and 230 million pounds of zinc. For the year ended December 31, 2022, Peñasquito produced 30 million ounces of silver, 149 million pounds of lead and 377 million pounds of zinc. For the year ended December 31, 2021, Peñasquito produced 31 million ounces of silver, 177 million pounds of lead and 435 million pounds of zinc.
(7)For the years ended December 31, 2023, 2022 and 2021, Boddington produced 98 million, 84 million and 71 million pounds of copper, respectively.
(8)For the year ended December 31, 2023, Red Chris produced 8 million pounds of copper.
(9)For the year ended December 31, 2023, Cadia produced 36 million pounds of copper.

(10)For the year ended December 31, 2023, Telfer produced 3 million pounds of copper.
(11)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 15 to the Consolidated Financial Statements for further discussion of our equity method investments.
(12)The Fruta del Norte mine is wholly owned and operated by Lundin Gold. Newmont holds a 32% interest in Lundin Gold and accounts for it on a quarterly-lag as an equity method investment. As a result, results of operations will be not be reported until the first quarter of 2024.
CC&V, U.S. Gold production decreased 5% primarily due to lower leach pad production. Costs applicable to sales per gold ounce decreased 11% primarily due to no inventory write-downs in the current year compared to inventory write-downs in the prior year, partially offset by lower gold ounces sold. Depreciation and amortization per gold ounce decreased 65% primarily due to a lower depreciable asset base as a result of the impairment charge recognized during the fourth quarter of 2022. All-in sustaining costs per gold ounce were generally in line with the prior year.
Musselwhite, Canada. Gold production, costs applicable to sales per gold ounce and depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce increased 20% primarily due to higher sustaining capital spend.
Porcupine, Canada. Gold production decreased 7% primarily due to lower mill throughput, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 16% primarily due to higher contracted services and materials costs as a result of unplanned mill maintenance. Depreciation and amortization per gold ounce increased 23% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 26% primarily due to higher costs applicable to sales per gold ounce, higher sustaining capital spend and higher reclamation costs.
Éléonore, Canada. Gold production increased 8% primarily due to higher mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 18% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 15% primarily due to higher sustaining capital spend.
Peñasquito, Mexico. Gold production decreased 75% primarily due to the Peñasquito labor strike that began in June and continued into the fourth quarter, lower mill recovery and lower ore grade milled. Gold equivalent ounces – other metals production decreased 50% primarily due to lower other metals produced of 39% due to the Peñasquito labor strike and lower mill recovery, coupled with a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 11%. Costs applicable to sales per gold ounce increased 58% primarily due to lower gold ounces sold, partially offset by lower energy costs, and lower materials, contracted service and workers participation costs due to the Peñasquito labor strike. Costs applicable to sales per gold equivalent ounce – other metals increased 55% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower energy costs, and lower materials, contracted service and workers participation costs due to the Peñasquito labor strike. During the strike, Peñasquito continued to incur fixed costs and recognized $108 in Costs applicable to sales. Depreciation and amortization per gold ounce increased 100% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 110% primarily due to lower gold equivalent ounces - other metals sold. During the strike, Peñasquito continued to incur $75 in Depreciation and amortization. All-in sustaining costs per gold ounce increased 64% and All-in sustaining costs per gold equivalent ounce – other metals increased 58% primarily due to impacts from the Peñasquito labor strike.
Merian, Suriname. Gold production decreased 20% primarily due to lower ore grade milled as a result of changes in mine sequencing. Costs applicable to sales per gold ounce increased 32% primarily due to higher maintenance, materials, consumables and labor costs as a result of cost inflation and lower gold ounces sold. Depreciation and amortization per gold ounce increased 29% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 39% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 25% primarily due to higher labor and contacted service costs, higher materials and consumables costs as a result of higher ore tons mines and higher mill throughput and lower gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production increased 13% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce decreased 15% primarily due to lower inventory write-downs in the current year compared to the prior year and higher gold ounces sold, partially offset by higher contracted service costs. Depreciation and amortization per gold ounce decreased 18% primarily due to lower depreciation from a higher build-up of inventory and lower inventory write-downs in the current year, partially offset by higher depreciation rates as a result of higher gold ounces mined. All-in sustaining costs per gold ounce decreased 14% primarily due to lower costs applicable to sales per gold ounce.
Boddington, Australia. Gold production decreased 7% primarily due to lower ore grade milled. Gold equivalent ounces – other metals production increased 8% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce increased 6% primarily due to lower gold ounces sold and higher materials and contracted services cost. Costs applicable to sales per gold equivalent ounce – other metals increased 6% primarily due to higher materials and contracted services costs, partially offset by higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce and per gold equivalent ounce - other metals were generally in line with the prior year. All-in sustaining costs per gold ounce increased 16% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 19% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold-equivalent ounce – other metals.
Tanami, Australia. Gold production decreased 7% primarily due to the Tanami rainfall event. Costs applicable to sales per gold ounce increased 12% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 20% primarily due to lower gold ounces sold and asset additions. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce. During the third quarter of 2023, we collected $45 in business interruption insurance proceeds related to the Tanami rainfall event.
Ahafo, Ghana. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 7% primarily due to asset additions. All-in sustaining costs per gold ounce were generally in line with the prior year. In February 2023, there was a failure from one of the primary crusher conveyors that feed the mill stockpile. During the third quarter, the conveyor was rebuilt and fully commissioned. We collected $11 in business interruption insurance proceeds during the third quarter as a result of the event. We expect additional insurance proceeds to be received during the first quarter of 2024. Additionally, in June 2023, damage was discovered in the SAG mill girth gear that has required the plant to operate at less than full capacity. The Company is implementing a plan to replace the damaged gear which is estimated to be completed in the first half of 2024.
Akyem, Ghana. Gold production decreased 30% primarily due to lower ore grade milled and lower mill throughput as a result of re-sequencing the mine plan and temporarily suspending mining in the main pit to make safety improvements and fortify the catch berms above the haul road into the pit. Costs applicable to sales per gold ounce increased 16% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 21% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 24% primarily due to higher costs applicable to sales per gold ounce.
NGM, U.S. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 8% primarily due to leach pad write-downs and inventory draw-downs at Carlin. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend at Carlin and Cortez.
Pueblo Viejo, Dominican Republic. Gold production decreased 21% primarily due to lower ore grades processed due to mine sequencing, as well as lower mill throughput and lower mill recovery associated with the commissioning of the mill expansion. Refer to Note 15 to our Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Mexican peso, the Canadian dollar, the Argentine peso, the Peruvian sol, the Surinamese dollar, the Ghanaian cedi, and the Papua New Guinean kina. In 2023, approximately 46% of Costs applicable to sales were paid in currencies other than the U.S. dollar as follows:

Year Ended December 31, 2023
Australian Dollar	18%
Canadian Dollar	14%
Mexican Peso	6%
Argentine Peso	5%
Peruvian Sol	2%
Surinamese Dollar	1%
Ghanaian Cedi	—%
Papua New Guinean Kina	—%
Variations in the local currency exchange rates in relation to the U.S. dollar at our foreign mining operations decreased Costs applicable to sales by $71 per gold ounce, primarily in Argentina due to significant currency devaluation that occurred in 2023, and increased Costs applicable to sales $31 per gold equivalent ounce, primarily in Mexico, in 2023 compared to 2022.
Our Ahafo and Akyem mines, located in Ghana, are USD functional currency entities. Ghana has experienced significant inflation over the last three years and has a highly inflationary economy. In 2021, the Bank of Ghana created a gold purchase program in the effort to stabilize the local currency and build up gold reserves through domestic gold purchases conducted in local currency at prevailing market rates. As the gold purchase program was voluntary, there was no significant impact to Ahafo. The majority of Ahafo’s activity has historically been denominated in USD; as a result, the devaluation of the Ghanaian cedi has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Ghanaian cedi is not expected to have a material impact on our financial statements.
Our Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina has experienced significant inflation over the last three years and has a highly inflationary economy. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to repay intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our financial statements.
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

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Newmont stockholders	$(2,494)	$(429)	$1,166
Net income (loss) attributable to noncontrolling interests	27	60	(933)
Net (income) loss from discontinued operations (1)	(27)	(30)	(57)
Equity loss (income) of affiliates	(63)	(107)	(166)
Income and mining tax expense (benefit)	526	455	1,098
Depreciation and amortization	2,108	2,185	2,323
Interest expense, net	243	227	274
EBITDA	$320	$2,361	$3,705
Adjustments:
Impairment charges (2)	$1,891	$1,320	$25
Reclamation and remediation charges (3)	1,260	713	1,696
Newcrest transaction and integration costs (4)	464	—	—
(Gain) loss on asset and investment sales (5)	197	(35)	(212)
Change in fair value of investments (6)	47	46	135
Restructuring and severance (7)	24	4	11
Pension settlements (8)	9	137	4
Settlement costs (9)	7	22	11
COVID-19 specific costs (10)	1	3	5
Loss on assets held for sale (11)	—	—	571
Loss on debt extinguishment (12)	—	—	11
Impairment of investments (13)	—	—	1
Other (14)	(5)	(21)	—
Adjusted EBITDA	$4,215	$4,550	$5,963
____________________________
(1)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(2)Impairment charges, included in Impairment charges, represents non-cash write-downs of long-lived assets and goodwill. Refer to Note 7 to our Consolidated Financial Statements for further information.
(3)Reclamation and remediation charges, included in Reclamation and remediation, represents revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For additional information, refer to Note 6 in the Consolidated Financial Statements.
(4)Newcrest transaction and integration costs, included in Other expense, net, represents costs incurred related to Newmont's acquisition of Newcrest completed in 2023 as well as subsequent integration costs. These costs primarily include $316 in relation to the stamp duty tax incurred in connection with the transaction.
(5)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents the impairment loss on the abandonment of the pyrite leach plant at Peñasquito offset by the net gain recognized on the exchange of Maverix shares and warrants to Triple flag and the subsequent sale of Triple Flag shares in 2023; gains recognized on the sale of the investment in MARA, on disposal of trucks at Boddington, and the sale of royalty interests at NGM, partially offset by the loss recognized on the sale of the La Zanja equity method investment in 2022; and the gain on the sale of the Kalgoorlie Power business, gain on the NGM Lone Tree and South Arturo exchange transaction, and gain on the sale of TMAC in 2021. For additional information, refer to Note 9 and 15 to our Consolidated Financial Statements.
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
(8)Pension settlements, included in Other income (loss), net, primarily represents pension settlement charges related to lump sum payments to participants in 2023, the annuitization of certain defined benefit plans and lump sum payments to participants in 2022, and lump sum payments to participants in 2021. Refer to Note 11 to our Consolidated Financial Statements for further information.
(9)Settlement costs, included in Other expense, net, primarily represents costs related to additional employee related accruals as a result of the Australian Fair Work legislation in 2023; a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022; and a voluntary contribution made to the Republic of Suriname in 2021.
(10)COVID-19 specific costs, included in Other expense, net, primarily includes amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic for all periods presented and includes incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. Refer to Note 8 to our Consolidated Financial Statements for further information.
(11)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recognized due to the reclassification of the Conga mill assets as held for sale during 2021. The assets were remeasured to fair value less costs to sell. For additional information, refer to Note 1 to our Consolidated Financial Statements.
(12)Loss on debt extinguishment, included in Other income (loss), net, primarily represents losses on the debt tender offer and subsequent extinguishment of the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes during 2021.
(13)Impairment of investments, included in Other income (loss), net, primarily represents other-than-temporary impairments of other investments.

(14)Other, included in Other income (loss), net, in 2023 represents income received during the first quarter of 2023 on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022. Amounts related to 2022 are primarily comprised of a reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022 and penalty income from an energy vendor early terminating a contract in 2022.
Adjusted net income (loss)
Management uses Adjusted Net Income (Loss) to evaluate the Company’s operating performance and for planning and forecasting future business operations. The Company believes the use of Adjusted Net Income (Loss) allows investors and analysts to understand the results of the continuing operations of the Company and its direct and indirect subsidiaries relating to the sale of products, by excluding certain items that have a disproportionate impact on our results for a particular period. Adjustments to continuing operations are presented before tax and net of our partners’ noncontrolling interests, when applicable. The tax effect of adjustments is presented in the Tax effect of adjustments line and is calculated using the applicable tax rate. Management’s determination of the components of Adjusted Net Income (Loss) are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Year Ended December 31, 2023
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$(2,494)	$(2.97)	$(2.97)
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(27)	(0.03)	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations (3)	(2,521)	(3.00)	(3.00)
Impairment charges, net (4)	1,888	2.25	2.25
Reclamation and remediation charges (5)	1,260	1.50	1.50
Newcrest transaction and integration costs (6)	464	0.56	0.56
(Gain) loss on asset and investment sales (7)	197	0.23	0.23
Change in fair value of investments (8)	47	0.05	0.05
Restructuring and severance (9)	24	0.03	0.03
Pension settlements (10)	9	0.01	0.01
Settlement costs (11)	7	0.01	0.01
COVID-19 specific costs (12)	1	—	—
Other (13)	(5)	—	—
Tax effect of adjustments (14)	(613)	(0.73)	(0.73)
Valuation allowance and other tax adjustments, net (15)	566	0.66	0.66
Adjusted net income (loss)	$1,324	$1.57	$1.57

Weighted average common shares (millions): (3)		841	841
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(3)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with GAAP. For the year ended December 31, 2023, potentially dilutive shares, which were insignificant, were excluded from the computation of diluted loss per common share attributable to Newmont stockholders in the Consolidated Statement of Operations as they were antidilutive. These shares were included in the computation of adjusted net income per diluted share for the year ended December 31, 2023.
(4)Impairment charges, net, included in Impairment charges represents non-cash write-downs of long-lived assets and goodwill. Refer to Note 7 to our Consolidated Financial Statements for further information. Amount is presented net of pre-tax income (loss) attributable to noncontrolling interests of $(3).
(5)Reclamation and remediation charges, net, included in Reclamation and remediation, represents revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 6 to our Consolidated Financial Statements for further information.
(6)Newcrest transaction and integration costs, included in Other expense, net, represents costs incurred related to Newmont's acquisition of Newcrest completed in 2023 as well as subsequent integration costs. These costs primarily include $316 in relation to the stamp duty tax incurred in connection with the transaction.
(7)(Gain) loss on asset and investment sales, included in Gain on asset and investment sales, net, primarily represents the impairment loss on the abandonment of the pyrite leach plant at Peñasquito offset by the net gain recognized on the exchange of Maverix shares and warrants to Triple flag and the subsequent sale of Triple Flag shares. For additional information, refer to Note 9 to our Consolidated Financial Statements.
(8)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, refer to Note 15 to our Consolidated Financial Statements.
(9)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company.

(10)Pension settlements, included in Other income (loss), net, primarily represents pension settlement charges related to lump sum payments to participants. Refer to Note 11 to our Consolidated Financial Statements for further information.
(11)Settlement costs, included in Other expense, net, primarily represents costs related to additional employee related accruals as a result of the Australian Fair Work legislation.
(12)COVID-19 specific costs, included in Other expense, net, represents amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $1 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 8 to our Consolidated Financial Statements for further information.
(13)Other, included in Other income (loss), net, primarily represents income received during the first quarter of 2023 on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022.
(14)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (4) through (13), as described above, and are calculated using the applicable tax rate.
(15)Valuation allowance and other tax adjustments, net, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $357, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(3), net removal to the reserve for uncertain tax positions of $(28), and other tax adjustments of $240.

	Year Ended December 31, 2022
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$(429)	$(0.54)	$(0.54)
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(30)	(0.04)	(0.04)
Net income (loss) attributable to Newmont stockholders from continuing operations (3)	(459)	(0.58)	(0.58)
Impairment charges (4)	1,320	1.66	1.66
Reclamation and remediation charges, net (5)	713	0.90	0.90
Pension settlements (6)	137	0.17	0.17
Change in fair value of investments (7)	46	0.06	0.06
(Gain) loss on asset and investment sales (8)	(35)	(0.04)	(0.04)
Settlement costs (9)	22	0.03	0.03
Restructuring and severance, net (10)	4	0.01	0.01
COVID-19 specific costs (11)	3	—	—
Other (12)	(21)	(0.03)	(0.03)
Tax effect of adjustments (13)	(344)	(0.44)	(0.44)
Valuation allowance and other tax adjustments, net (14)	82	0.11	0.11
Adjusted net income (loss)	$1,468	$1.85	$1.85

Weighted average common shares (millions): (3)		794	795
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
(4)Impairment charges, included in Impairment charges represents non-cash write-downs of long-lived assets and goodwill. Refer to Note 7 to our Consolidated Financial Statements for further information.
(5)Reclamation and remediation charges, net, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 6 to our Consolidated Financial Statements for further information.
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
(8)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents gains recognized on the sale of the investment in MARA, disposal of trucks at Boddington, and the sale of royalty interests at NGM, partially offset by the loss recognized on the sale of the La Zanja equity method investment. For additional information, refer to Note 9 to our Consolidated Financial Statements.
(9)Settlement costs, included in Other expense, net, primarily represents a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine.
(10)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company.

(11)COVID-19 specific costs, included in Other expense, net, represents amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $35 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 8 to our Consolidated Financial Statements for further information.
(12)Primarily represents a $11 reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022 and $7 of penalty income from an energy vendor early terminating a contract in 2022, included Other income (loss), net.
(13)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (12), as described above, and are calculated using the applicable tax rate.
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

	Year Ended December 31, 2021
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$1,166	$1.46	$1.46
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(57)	(0.07)	(0.07)
Net income (loss) attributable to Newmont stockholders from continuing operations	1,109	1.39	1.39
Reclamation and remediation charges, net (3)	983	1.23	1.23
Loss on assets held for sale (4)	372	0.47	0.46
Gain on asset and investment sales (5)	(212)	(0.27)	(0.27)
Change in fair value of investments (6)	135	0.17	0.17
Impairment charges (7)	25	0.03	0.03
Loss on debt extinguishment (8)	11	0.01	0.01
Settlement costs, net (9)	11	0.01	0.01
Restructuring and severance, net (10)	9	0.01	0.01
COVID-19 specific costs, net (11)	5	—	—
Pension settlement (12)	4	—	—
Impairment of investments (13)	1	—	—
Tax effect of adjustments (14)	(413)	(0.51)	(0.51)
Valuation allowance and other tax adjustments, net (15)	331	0.43	0.43
Adjusted net income (loss)	$2,371	$2.97	$2.96

Weighted average common shares (millions): (16)		799	801
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(3)Reclamation and remediation charges, net, included in Reclamation and remediation, represent revisions to reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 6 to our Consolidated Financial Statements for further information. Amount is presented net of pre-tax income (loss) attributable to noncontrolling interests of $(713).
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
(5)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents the gain on the sale of the Kalgoorlie Power business, gain on the NGM Lone Tree and South Arturo exchange, and gain on the sale of TMAC. For additional information, refer to Note 9 to our Consolidated Financial Statements.
(6)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, refer to Note 15 to our Consolidated Financial Statements.
(7)Impairment charges, included in Impairment charges represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories. Refer to Note 7 to our Consolidated Financial Statements for further information.
(8)Loss on debt extinguishment, included in Other income (loss), net, primarily represents losses on the debt tender offer and subsequent extinguishment of the 2023 Newmont Senior Notes and the 2023 Goldcorp Senior Notes.
(9)Settlement costs, net, included in Other expense, net, primarily are comprised of a voluntary contribution made to the Republic of Suriname.

(10)Restructuring and severance, net, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company. Amounts are presented net of income (loss) attributable to noncontrolling interests of $(2).
(11)COVID-19 specific costs, net, included in Other expense, net, primarily includes amounts distributed from the Newmont Global Community Fund to help host communities, governments and employees combat the COVID-19 pandemic. Adjusted net income (loss) has not been adjusted for $82 of incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational sites. Refer to Note 8 to our Consolidated Financial Statements for further information.
(12)Pension settlements, included in Other income (loss), net, represents pension settlement charges due to lump sum payments to participants. Refer to Note 11 to our Consolidated Financial Statements for further information.
(13)Impairment of investments, included in Other income (loss), net, primarily represents other-than-temporary impairment of other investments.
(14)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (12), as described above, and are calculated using the applicable tax rate.
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

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$2,763	$3,220	$4,279
Less: Net cash used in (provided by) operating activities of discontinued operations	(9)	(22)	(13)
Net cash provided by (used in) operating activities of continuing operations	2,754	3,198	4,266
Less: Additions to property, plant and mine development	(2,666)	(2,131)	(1,653)
Free Cash Flow	$88	$1,067	$2,613

Net cash provided by (used in) investing activities (1)	$(1,002)	$(2,983)	$(1,868)
Net cash provided by (used in) financing activities	$(1,603)	$(2,356)	$(2,958)
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

	At December 31, 2023	At December 31, 2022
Debt	$8,874	$5,571
Lease and other financing obligations	562	561
Less: Cash and cash equivalents	(3,002)	(2,877)
Less: Time deposits (1)	—	(829)
Net debt	$6,434	$2,426
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			GEO (2)
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Costs applicable to sales (3)	$5,689	$5,423	$4,628	$1,010	$1,045	$807
Gold/GEO sold (thousand ounces) (4)	5,420	5,812	5,897	896	1,275	1,258
Costs applicable to sales per ounce (5)	$1,050	$933	$785	$1,127	$819	$640
____________________________
(1)Includes by-product credits of $124, $109, and $187 in 2023, 2022, and 2021, respectively.
(2)Includes by-product credits of $13, $8, and $7 in 2023, 2022, and 2021, respectively.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2023, Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022 and Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021.
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
The following disclosure provides information regarding the adjustments made in determining the All-In Sustaining Costs measure:
Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from CAS, such as significant revisions to recovery amounts. CAS includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. CAS is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of CAS on the Consolidated Statements of Operations. In determining AISC, only the CAS associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of gold CAS included in AISC is derived from the CAS presented in the Company’s Consolidated Statements of Operations less the amount of CAS attributable to the production of other metals. The other metals' CAS at those mine sites is disclosed in Note 4 of the Consolidated Financial Statements. The allocation of CAS between gold and other metals is based upon the relative sales value of gold and other metals produced during the period.
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
Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals. We also allocate these costs incurred at Corporate and Other using the proportion of CAS between gold and other metals.
General and administrative. Includes costs related to administrative tasks not directly related to current production, but rather related to supporting our corporate structure and fulfilling our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis. We allocate these costs to gold and other metals at Corporate and Other using the proportion of CAS between gold and other metals.
Other expense, net. For Other expense, net we include care and maintenance costs relating to direct operating costs incurred at the mine sites during the period that these sites were temporarily placed into care and maintenance in response to pandemics such as COVID-19 or unexpected significant events and exclude certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on the Consolidated Statements of Operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
Sustaining capital and finance lease payments. We determined sustaining capital and finance lease payments as those capital expenditures and finance lease payments that are necessary to maintain current production and execute the current mine plan. We determined development (i.e. non-sustaining) capital expenditures and finance lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation and are excluded from the calculation of AISC. The classification of sustaining and development capital projects and finance leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and finance lease payments are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals. We also allocate these costs incurred at Corporate and Other using the proportion of CAS between gold and other metals.

Year Ended December 31, 2023	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
CC&V	$198	$10	$10	$—	$2	$—	$62	$282	171	$1,644
Musselwhite	214	5	10	—	—	—	104	333	181	1,843
Porcupine	301	23	12	—	—	—	71	407	258	1,577
Éléonore	295	9	10	—	—	—	114	428	233	1,838
Red Chris (10)	4	—	—	—	—	—	2	6	4	1,439
Brucejack (10)	69	—	7	—	1	3	16	96	36	2,646
Peñasquito	158	7	1	—	2	9	29	206	130	1,590
Merian	385	7	14	—	—	1	85	492	319	1,541
Cerro Negro	328	5	5	—	5	—	51	394	261	1,509
Yanacocha	294	24	7	—	—	—	24	349	275	1,266
Boddington	634	17	5	—	—	18	125	799	749	1,067
Tanami	337	3	1	—	—	—	130	471	444	1,060
Cadia (10)	129	—	1	—	—	6	16	152	120	1,271
Telfer (10)	126	—	2	—	—	3	2	133	67	1,988
Lihir (10)	146	—	2	—	—	—	51	199	131	1,517
Ahafo	547	20	2	—	2	—	135	706	578	1,222
Akyem	275	44	1	—	—	—	37	357	296	1,210
NGM	1,249	17	13	11	2	6	332	1,630	1,167	1,397
Corporate and Other (11)	—	—	89	255	6	—	37	387	—	—
Total Gold	$5,689	$191	$192	$266	$20	$46	$1,423	$7,827	5,420	$1,444

Gold equivalent ounces - other metals (12)
Red Chris (10)	$17	$—	$—	$—	$—	$3	$7	$27	16	$1,660
Peñasquito	651	30	5	1	1	82	120	890	507	1,756
Boddington	204	3	1	—	—	15	39	262	246	1,067
Cadia (10)	116	—	1	—	—	19	17	153	114	1,342
Telfer (10)	22	—	2	—	—	4	5	33	13	2,580
Corporate and Other (11)	—	—	11	32	—	—	6	49	—	—
Total Gold Equivalent Ounces	$1,010	$33	$20	$33	$1	$123	$194	$1,414	896	$1,579

Consolidated	$6,699	$224	$212	$299	$21	$169	$1,617	$9,241
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $137 and excludes co-product revenues of $1,219.
(3)Includes stockpile and leach pad inventory adjustments of $3 at Porcupine, $5 at Éléonore, $2 at Brucejack, $32 at Peñasquito, $2 at Cerro Negro, $5 at Yanacocha, $4 at Telfer, $1 at Akyem, and $43 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $97 and $127, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value of $148 and $1,288, respectively.
(5)Advanced projects, research and development and Exploration excludes development expenditures of $3 at CC&V, $5 at Porcupine, $5 at Peñasquito, $9 at Merian, $5 at Cerro Negro, $4 at Yanacocha, $29 at Tanami, $38 at Ahafo, $18 at Akyem, $16 at NGM and $121 at Corporate and Other, totaling $253 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of Newcrest transaction-related costs of $464, restructuring and severance costs of $24, settlement costs of $7, and distributions from the Newmont Global Community Support fund of $1.
(7)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part II, Item 7, MD&A for sustaining capital by segment.
(8)Includes finance lease payments for sustaining projects of $64 and excludes finance lease payments for development projects of $36.
(9)Per ounce measures may not recalculate due to rounding.
(10)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.

(11)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Consolidated Financial Statements for further information.
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2023.

Year Ended December 31, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (11)
Gold
CC&V	$241	$16	$10	$—	$3	$—	$45	$315	185	$1,697
Musselwhite	195	5	8	—	1	—	53	262	172	1,531
Porcupine	281	6	11	—	—	—	52	350	280	1,248
Éléonore	266	9	5	—	3	—	63	346	217	1,599
Peñasquito (12)	442	10	4	1	3	23	72	555	573	968
Merian	369	6	11	—	2	—	57	445	403	1,105
Cerro Negro	283	5	1	2	10	—	54	355	281	1,262
Yanacocha	313	19	2	1	11	—	23	369	250	1,477
Boddington	652	17	5	—	2	16	56	748	813	921
Tanami	328	2	7	—	6	—	124	467	486	960
Ahafo	566	11	5	—	2	—	90	674	572	1,178
Akyem	334	35	2	—	1	—	32	404	415	972
NGM	1,153	9	15	10	—	4	230	1,421	1,165	1,220
Corporate and Other (13)	—	—	76	224	3	—	24	327	—	—
Total Gold	$5,423	$150	$162	$238	$47	$43	$975	$7,038	5,812	$1,211

Gold equivalent ounces - other metals (14)
Peñasquito (12)	$864	$19	$10	$1	$5	$130	$132	$1,161	1,044	$1,112
Boddington	181	2	2	—	—	10	12	207	231	894
Corporate and Other (13)	—	—	11	37	1	—	4	53	—	—
Total Gold Equivalent Ounces	$1,045	$21	$23	$38	$6	$140	$148	$1,421	1,275	$1,114

Consolidated	$6,468	$171	$185	$276	$53	$183	$1,123	$8,459
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
(5)Advanced projects, research and development and Exploration excludes development expenditures of $1 at CC&V, $3 at Porcupine, $5 at Peñasquito, $10 at Merian, $24 at Cerro Negro, $20 at Yanacocha, $21 at Tanami, $21 at Ahafo, $12 at Akyem, $17 at NGM and $141 at Corporate and Other, totaling $275 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational segments of $1 at Musselwhite, $3 at Éléonore, $7 at Peñasquito, $3 at Merian, $7 at Cerro Negro, $6 at Yanacocha,$2 at Boddington, $6 at Tanami, totaling $35.
(7)Other expense, net is adjusted for settlement costs of $22, restructuring and severance costs of $4 and distributions from the Newmont Global Community Support Fund of $3.
(8)Includes sustaining capital expenditures of $1,059. See Liquidity and Capital Resources within Part II, Item 7, MD&A for sustaining capital by segment.
(9)Excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $1,072. See Liquidity and Capital Resources within Part II, Item 7, Management's Discussion and Analysis for the discussion of major development projects.
(10)Includes finance lease payments for sustaining projects of $64 and excludes finance lease payments for development projects of $36.
(11)Per ounce measures may not recalculate due to rounding.
(12)Costs applicable to sales includes $70 related to the Peñasquito Profit-Sharing Agreement associated with 2021 site performance. For further information, refer to Note 4 to the Consolidated Financial Statements.

(13)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Consolidated Financial Statements for further information.
(14)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.

Year Ended December 31, 2021	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)(8)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (9)(10)(11)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (12)
Gold
CC&V	$238	$7	$9	$—	$—	$—	$41	$295	220	$1,338
Musselwhite	157	2	7	—	1	—	39	206	154	1,335
Porcupine	269	5	13	—	—	—	43	330	287	1,152
Éléonore	237	3	2	—	5	—	63	310	247	1,256
Peñasquito	395	6	1	—	7	31	65	505	720	702
Merian	326	5	5	—	5	—	47	388	434	895
Cerro Negro	243	6	—	—	23	—	60	332	267	1,247
Yanacocha	232	66	6	—	30	1	20	355	263	1,355
Boddington	607	11	7	—	—	13	102	740	685	1,083
Tanami	278	2	5	—	17	—	116	418	488	855
Ahafo	425	8	5	—	5	—	79	522	480	1,084
Akyem	261	30	4	—	1	—	49	345	378	913
NGM	960	8	13	10	3	2	172	1,168	1,274	918
Corporate and Other (13)	—	—	97	213	8	—	28	346	—	—
Total Gold	$4,628	$159	$174	$223	$105	$47	$924	$6,260	5,897	$1,062

Gold equivalent ounces - other metals (14)
Peñasquito	$664	$9	$2	$1	$11	$115	$106	$908	1,100	$824
Boddington	143	2	1	—	—	7	19	172	158	1,098
Corporate and Other (13)	—	—	14	35	—	—	4	53	—	—
Total Gold Equivalent Ounces	$807	$11	$17	$36	$11	$122	$129	$1,133	1,258	$900

Consolidated	$5,435	$170	$191	$259	$116	$169	$1,053	$7,393
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
(5)Advanced projects, research and development and Exploration excludes development expenditures of $9 at CC&V, $4 at Porcupine, $3 at Éléonore, $5 at Peñasquito, $6 at Merian, $9 at Cerro Negro, $12 at Yanacocha, $19 at Tanami, $17 at Ahafo, $6 at Akyem, $17 at NGM and $65 at Corporate and Other, totaling $172 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net includes $8 at Tanami of cash care and maintenance costs associated with the sites temporarily being placed into care and maintenance or operating at reduced levels in response to the COVID-19 pandemic, during the period ended December 31, 2021 that we would have continued to incur if the sites were not temporarily placed into care and maintenance.
(7)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational segments of $1 at Musselwhite, $3 at Éléonore, $19 at Peñasquito, $6 at Merian, $19 at Cerro Negro, $21 at Yanacocha, $8 at Tanami, $4 at Ahafo, and $1 at Akyem, totaling $82
(8)Other expense, net is adjusted for settlement costs of $11, restructuring and severance of $11, and incremental costs of responding to the COVID-19 pandemic of $5.
(9)Includes sustaining capital expenditures of $985. See Liquidity and Capital Resources within Part II, Item 7, MD&A for sustaining capital by segment.
(10)Excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $668. See Liquidity and Capital Resources within Part II, Item 7, Management's Discussion and Analysis for the discussion of major development projects.
(11)Includes finance lease payments for sustaining projects of $68 and excludes finance lease payments for development projects of $41.
(12)Per ounce measures may not recalculate due to rounding.

(13)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 of the Consolidated Financial Statements for further information.
(14)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($2.75/lb.), Silver ($22.00/oz.), Lead ($0.90/lb.) and Zinc ($1.05/lb.) pricing for 2021.
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
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19, and geopolitical and macroeconomic pressures such as the Russian invasion of Ukraine. The Company continues to experience the impacts from recent geopolitical and macroeconomic pressures. Depending on the duration and extent of the impact of these events, commodity prices and the prices for gold and other metals could continue to experience volatility; transportation industry disruptions could continue, including limitations on shipping produced metals; our supply chain could continue to experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact the Company’s results of operations, cash flows and financial condition. As of December 31, 2023, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Consolidated Financial Statements for further discussion on risks and uncertainties.
At December 31, 2023, the Company had $3,002 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. Our Cash and cash equivalents are highly liquid and low-risk investments that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At December 31, 2023, $1,585 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At December 31, 2023, $1,212 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facilities, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At December 31, 2023, our available borrowing capacity on revolving credit facilities was $3,077. We are currently compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 20 to the Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At December 31, 2023	At December 31, 2022
Cash and cash equivalents	$3,002	$2,877
Time deposits (1)	—	829
Available borrowing capacity on revolving credit facilities (2)	3,077	3,000
Total liquidity	$6,079	$6,706
Net debt (3)	$6,434	$2,426
____________________________
(1)Time deposits are included within Time deposits and other investments on the Consolidated Balance Sheets. Refer to Note 15 to the Consolidated Financial Statements for further information.
(2)In connection with the Newcrest transaction, the Company acquired bilateral bank debt facilities held with 13 banks. The bilateral bank debt facilities have a total borrowing capacity of $2,000 with $77 available at December 31, 2023. Refer to Note 20 to the Consolidated Financial Statements for further information.
(3)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures below.

Cash Flows
Net cash provided by (used in) operating activities of continuing operations was $2,754 in 2023, a decrease in cash provided of $444 from the year ended December 31, 2022, primarily due to the Peñasquito labor strike, lower sales at Akyem, partially offset by income provided by the newly acquired sites and higher average realized prices for gold, silver and copper.
Net cash provided by (used in) investing activities of continuing operations was $(1,002) in 2023, a decrease in cash used of $1,981 from the year ended December 31, 2022, primarily due to higher net maturities of time deposits and cash acquired as a result of the Newcrest transaction in 2023, partially offset by higher capital expenditures in 2023.
Net cash provided by (used in) financing activities was $(1,603) in 2023, a decrease in cash used of $753 from the year ended December 31, 2022, primarily due to the acquisition of non-controlling interest in Yanacocha in 2022 and lower dividend payments in 2023.
Capital Resources
In February 2024, the Board declared a dividend of $0.25 per share, determined under the dividend framework. This framework is non-binding and is periodically reviewed and reassessed by the Board of Directors. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
Additionally, in February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion. The program will expire after 24 months (in February 2026). The program will be executed at the Company’s discretion, utilizing open market repurchases to occur from time to time throughout the authorization period. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2 and Ahafo North, as well as the Cadia Block Caves project which was acquired in the Newcrest transaction.
These projects are being funded from existing liquidity and will continue to be funded from future operating cash flows. Capital costs are estimated to be between $1,700 and $1,800 for Tanami Expansion 2 with an expected commercial production date in the second half of 2027. Capital costs are estimated to be between $950 and $1,050 for Ahafo North with an expected commercial production date in late 2025. Additionally, on September 30, 2023, the San Marcos deposit achieved commercial production, the first of six ore bodies in the Cerro Negro expansion projects.
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
The Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure we execute on our capital priorities and provide long-term value to shareholders. Included in the Company's continuous evaluation is consideration of current market opportunities or pressures. In response to the current challenging market conditions, which include inflationary pressures and market volatility, in the second quarter of 2023 the Company announced the delay of the full-funds investment decision for the Yanacocha Sulfides project in Peru. Refer to Note 2 to the Consolidated Financial Statements for further information.
In 2020, we announced climate targets to reduce GHG emissions and plans to invest in climate change initiatives in support of this goal, which may be capital in nature. As part of these initiatives, in November 2021, Newmont announced a strategic alliance with CAT with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. To support this alliance, Newmont pledged a preliminary investment of $100, of which $56 has been paid as of December 31, 2023 and is recognized in Advanced projects, research and development within our Consolidated Statements of Operations. The remaining pledged amount is anticipated to be paid as certain milestones are reached through 2026.
Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets. For risks related to climate-related capital expenditures, refer to Part I, Item 1A Risk Factors.

For the years ended December 31, 2023, 2022 and 2021 we had Additions to property, plant and mine development as follows:

	2023			2022			2021
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
CC&V	$—	$64	$64	$—	$44	$44	$1	$41	$42
Musselwhite	—	104	104	1	53	54	—	39	39
Porcupine	98	68	166	103	49	152	28	40	68
Éléonore	—	106	106	6	54	60	1	45	46
Red Chris (1)	16	9	25	—	—	—	—	—	—
Brucejack (1)	1	21	22	—	—	—	—	—	—
Peñasquito	—	113	113	14	169	183	—	144	144
Merian	—	84	84	—	56	56	—	47	47
Cerro Negro	107	55	162	78	54	132	48	60	108
Yanacocha	288	24	312	416	23	439	151	20	171
Boddington	—	164	164	6	66	72	54	120	174
Tanami	291	122	413	230	113	343	203	101	304
Cadia (1)	42	33	75	—	—	—	—	—	—
Telfer (1)	1	8	9	—	—	—	—	—	—
Lihir (1)	2	51	53	—	—	—	—	—	—
Ahafo	176	134	310	180	88	268	137	76	213
Akyem	3	37	40	4	30	34	17	49	66
NGM	138	334	472	78	230	308	63	171	234
Corporate and Other	8	43	51	15	30	45	5	32	37
Accrual basis	$1,171	$1,574	$2,745	$1,131	$1,059	$2,190	$708	$985	$1,693
Decrease (increase) in non-cash adjustments			(79)			(59)			(40)
Cash basis			$2,666			$2,131			$1,653
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.
For the year ended December 31, 2023, development projects primarily included Pamour at Porcupine; Cerro Negro expansions projects; Yanacocha Sulfides; Tanami Expansion 2; Cadia Block Caves; Ahafo North; and the TS Solar Plant and Goldrush Complex at Nevada Gold Mines. Development capital costs (excluding capitalized interest) on our Tanami Expansion 2, Ahafo North, and Cadia Block Caves projects since approval were $752, $375, and $36, respectively, of which $253, $163, and $36 related to the year ended December 31, 2023, respectively.
For the year ended December 31, 2022, development projects included Pamour at Porcupine; Yanacocha Sulfides; Cerro Negro expansion projects; Tanami Expansion 2 and Power Generation Civil Upgrade at Tanami; Ahafo North and Subika Mining Method Change at Ahafo; and Goldrush Complex and Turquoise Ridge 3rd Shaft at NGM.
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
For the year ended December 31, 2021, development projects included Pamour at Porcupine; Yanacocha Sulfides and Quecher Main at Yanacocha; Cerro Negro expansion projects; Tanami Expansion 2 and Power Generation Civil Upgrade at Tanami; Subika Mining Method Change and Ahafo North at Ahafo; and Goldrush Complex and Turquoise Ridge 3rd Shaft at NGM.
For the years ended December 31, 2023, 2022 and 2021, sustaining capital includes capital expenditures such as capitalized component purchases, underground and surface mine development, tailings facility construction, mining equipment, infrastructure improvements, reserves drilling conversion, water treatment plant construction, and water storage and support facilities. Additionally, for the years ended December 31, 2023 and 2021, sustaining capital included haul truck purchases for the Autonomous Haulage System at Boddington.

For the years ended December 31, 2023, 2022 and 2021, drilling and related costs capitalized and included in mine development costs were as follows:

	Year Ended December 31,
	2023	2022	2021
CC&V	$—	$—	$6
Musselwhite	3	4	—
Porcupine	4	7	5
Éléonore	3	6	4
Peñasquito	1	—	3
Merian	1	5	5
Cerro Negro	13	23	33
Yanacocha	—	3	—
Tanami	65	60	74
Ahafo	5	9	4
Akyem	2	—	1
NGM	33	27	21
	$130	$144	$156
During 2023, 2022 and 2021, $69, $11, and $—, respectively, of pre-stripping costs were capitalized and included in mine development costs.
Refer to Note 4 to our Consolidated Financial Statements and Non-GAAP Financial Measures, below, for further information.
Debt
Debt and Corporate Revolving Credit Facilities. The Company from time to time will redeem its outstanding senior notes ahead of their scheduled maturity dates utilizing Cash and cash equivalents. Additionally, depending upon market conditions and strategic considerations, we may choose to refinance debt in the capital markets.
At December 31, 2023, our future debt maturities of $9,197 include $1,231 that mature beginning in 2024. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities, existing cash balances and available credit facilities.
In December 2023, we completed a like-for-like exchange for the any and all of the outstanding notes issued by Newcrest Finance Pty Ltd, a wholly owned subsidiary of Newmont ("Newcrest Finance"), with an aggregate principal amount of $1,650, for new notes issued by Newmont and Newcrest Finance and nominal cash consideration. The new notes, issued December 28, 2023, and the existing Newcrest and Newcrest Finance notes that were not tendered for exchange, consist of $625 and $25 of 3.25% notes due May 13, 2030 (the "May 2030 Senior Notes" and the "2030 Newcrest Senior Notes", respectively), $460 and $40 of 5.75% notes due November 15, 2041 (the "November 2041 Senior Notes" and the "2041 Newcrest Senior Notes", respectively), and $486 and $14 of 4.20% notes due May 13, 2050, respectively (the "May 2050 Senior Notes" and the "2050 Newcrest Senior Notes", respectively).
In connection with the Newcrest transaction, the Company acquired bilateral bank debt facilities (the "bilateral facilities") held with 13 banks. The bilateral bank debt facilities have a total borrowing capacity of $2,000 with $77 available at December 31, 2023. These are committed unsecured revolving facilities, individually negotiated and documented with each bank but with similar terms and conditions. The facilities are on customary terms and conditions and include certain financial covenants. Interest is based on Term SOFR plus a credit spread and margin. At December 31, 2023, there was $1,923 in outstanding borrowings on the facilities with $462 due February 7, 2024, $769 due March 1, 2024 and $692 due March 1, 2026. The facilities due February 7, 2024 include the 3 banks that exercised their option under the change of effective control event. On February 7, 2024, the Company repaid the 3 non-consenting banks with a total borrowing capacity of $462.
On February 15, 2024, the Company completed an amendment and restatement of its existing $3,000 revolving credit agreement dated as of April 4, 2019 (the “Existing Credit Agreement”). The Existing Credit Agreement was entered into with a syndicate of financial institutions and provided for borrowings in U.S. dollars and contained a letter of credit sub-facility. Per the amendment, the expiration date of the credit facility was extended from March 30, 2026 to February 15, 2029 and the borrowing capacity was increased to $4,000. Interest is based on Term SOFR plus a credit spread adjustment and margin.
Concurrently, the Company completed a drawdown on the $4,000 revolving credit agreement and used the proceeds thereof to repay the remaining $1,461 owed on the remaining bilateral bank debt facilities.
Refer to Note 20 to the Consolidated Financial Statements for more information.

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
The corporate revolving credit facility contains a financial ratio covenant requiring us to maintain a net debt (total debt net of Cash and cash equivalents) to total capitalization ratio of less than or equal to 62.50% in addition to the covenants noted above. The bilateral bank debt facilities contain the following covenants: (i) tangible net worth not less than $1 billion; (ii) an interest coverage ratio, calculated on a 12 month rolling basis, to be greater than or equal to 2.75:1; and (iii) and total net liabilities to tangible net worth to not exceed 1.75:1.
At December 31, 2023 and 2022, we were in compliance with all existing debt covenants and provisions related to potential defaults, other than the bilateral facilities which have been repaid as of the date of this report.
Letters of Credit and Other Guarantees
We have off-balance sheet arrangements of $2,123 of outstanding surety bonds, bank letters of credit and bank guarantees (refer to Note 25 to the Consolidated Financial Statements). At December 31, 2023, $— of the $3,000 corporate revolving credit facility was used to secure the issuance of letters of credit. Refer to Note 20 to the Consolidated Financial Statements for additional information.
Co-Issuer and Supplemental Guarantor Information
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
Newmont and Newcrest Finance, as issuers, and Newmont USA, as guarantor, are collectively referred to here-within as the "Obligor Group".
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights noncontrolling interests, foreign currency or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $178 at December 31, 2023. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newcrest Finance is a finance subsidiary with no material assets or operations other than those related to issued external debt. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM. For further information regarding these and our other operations, refer to Note 4 of the Consolidated Financial Statements and Results of Consolidated Operations, above.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at December 31, 2023.

	December 31, 2023
	Obligor Group	Newmont USA
Current intercompany assets	$14,776	$8,713
Non-current intercompany assets	$500	$483
Current intercompany liabilities	$13,716	$1,652
Current external debt	$1,923	$—
Non-current external debt	$6,944	$—
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

At December 31, 2023, Newmont USA had approximately $8,867 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at December 31, 2023, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At December 31, 2023, (i) Newmont’s total consolidated indebtedness was approximately $9,436, none of which was secured (other than $562 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $22,756 of total liabilities (including trade payables, but excluding intercompany, external debt, and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 20 of the Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations at December 31, 2023 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Current	Non-Current
Debt (1)	$13,519	$2,226	$11,293
Finance lease and other financing obligations (2)	744	113	631
Remediation and reclamation liabilities (3)	11,103	574	10,529
Employee-related benefits (4)	965	146	819
Uncertain income tax liabilities and interest (5)	190	—	190
Operating leases and other obligations (6)	120	24	96
Minimum royalty payments (7)	62	47	15
Purchase obligations (8)	1,445	690	755
Other (9)	645	227	418
	$28,793	$4,047	$24,746
____________________________
(1)Debt includes principal of $9,197 on Senior Notes and bilateral bank debt facilities and estimated interest payments of $4,322 on Senior Notes, assuming no early extinguishment.
(2)Finance lease and other financing obligations includes finance lease payments of $733 and additional payments of $11 for finance leases that have not yet commenced.
(3)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to environmental regulations, we are required to close our operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these Reclamation and remediation liabilities are reflected here. For more information regarding reclamation and remediation liabilities, refer to Note 6 to the Consolidated Financial Statements.
(4)Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan and other benefit payments beyond 2033 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.
(5)We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments due to uncertainties in the timing of the effective settlement of tax positions.
(6)Operating lease and other obligations includes operating lease payments of $120 and additional payments of $— for operating leases that have not yet commenced.
(7)Minimum royalty payments are related to continuing operations and are presented net of recoverable amounts.
(8)Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

(9)Other includes service contracts and other obligations not recorded in our Consolidated Financial Statements, as well as the obligation related to the funding of Barrick's portion of pre-feasibility costs associated with Norte Abierto and the Galore Creek deferred payment obligations accrued in Other current liabilities and Other non-current liabilities.
Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. Notably, Newmont is committed to the implementation of GISTM for tailing storage facilities by 2025. Compliance with GISTM remains on-going and has and may continue to result in further increases to our estimated sustaining costs and closure costs for existing operations and non-operating sites. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in connection with closure are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs.
At December 31, 2023 and 2022, $8,385 and $6,731, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $558 and $482, respectively, were classified as current liabilities.
In addition, we are involved in several matters concerning environmental obligations associated with former, primarily historical, mining activities. Based upon our best estimate of our liability for these matters, $401 and $373 were accrued for such obligations at December 31, 2023 and 2022, respectively, of which $61 and $44, respectively, were classified as current liabilities. We spent $44, $56 and $43 during 2023, 2022, and 2021, respectively, for environmental obligations related to the former mining activities.
Reclamation and remediation adjustments during 2023 primarily related to increased water management costs at portions of our Yanacocha site operations that are no longer in production and with no expected substantive future economic value (i.e., non-operating) and higher water management costs and project execution delays at the Midnite mine and Dawn mill sites. Reclamation and remediation adjustments during 2022 primarily related to (i) increased water management costs at portions of our Yanacocha and Porcupine site operations that are non-operating (ii) increased costs due to closure plan design changes at our Porcupine site operations (iii) higher waste disposal costs and project execution delays at the Midnite mine and Dawn mill sites and (iv) higher estimated closure costs due to cost inflation.
During the year ended December 31, 2023, 2022, and 2021, capital expenditures were approximately $41, $29, and $13, respectively, to comply with environmental regulations.
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For more information on the Company’s reclamation and remediation liabilities, refer to Notes 6 and 25 to the Consolidated Financial Statements. For discussion of regulatory, tailings, water, climate and other environmental risks, refer to Part I, Item 1A. Risk Factors, for additional information.
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
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, we engage independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of reserves, resources and exploration potential quantities, costs to produce and develop reserves, revenues, and operating expenses; (ii) short-term and long-term metal price assumptions, (iii) long-term growth rates; (iv) appropriate discount rates; and (v) expected future capital requirements(“income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (“market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (“cost valuation method”). The fair value of property, plant and mine development is estimated to include the fair value of asset retirement costs of related long lived tangible assets. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate is recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition is recorded in the period the adjustments arises.
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
We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized mineral grades and recovery rates. The significant assumption in determining the stockpile net realizable value for each mine site at December 31, 2023 is a long-term gold price of $1,700 per ounce. A decrease of $100 per ounce in the long-term gold price assumption will not result in a material write-down to the carrying value of our stockpiles.
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
Refer to Note 17 to the Consolidated Financial Statements for further information regarding stockpiles.
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
Although the quantities of recoverable metal placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of metal on our leach pads. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The significant assumption in determining the net realizable value for each mine site at December 31, 2023 is a long-term gold price of $1,700 per ounce. A decrease of $100 per ounce in the long-term gold price assumption will not result in a material write-down of the carrying value of the leach pads.
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

Refer to Note 17 to the Consolidated Financial Statements for further information regarding ore on leach pads.
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
The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of our mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and our projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable mineral reserve estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
The significant assumption in determining the future cash flows for each mine site at December 31, 2023 is a long-term gold price of $1,700 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long-lived assets, including goodwill, of up to approximately $4,100 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.
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
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31, 2023 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing.
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

When the income approach is utilized to determine fair value, the estimated cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. The significant assumption in determining the future cash flows for each mine site at December 31, 2023 is a long-term gold price of $1,700 per ounce. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. However, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units include, but are not limited to, such items as: (i) a decrease in forecasted production levels if we are unable to realize the mineable reserves, resources and exploration potential at our mining properties and extend the life of mine (ii) increased production or capital costs (iii) adverse changes in macroeconomic conditions including the market price of metals and changes in the equity and debt markets or country specific factors which could result in higher discount rates, (iv) significant unfavorable changes in tax rates including increased corporate income or mining tax rates, and (v) negative changes in regulation, legislation, and political environments which could impact our ability to operate in the future. Refer to Notes 7 and 19 to the Consolidated Financial Statements for further information regarding goodwill.
Carrying value of Conga
We review and evaluate the Company’s Conga development project for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We have considered a variety of technical, economic, social and political developments related to the Conga project during our evaluation of impairment indicators since November 2011, when construction and development activities at the project were largely suspended. Project activities in recent years have focused on continued engagement with the local communities and maintaining and protecting existing project infrastructure and equipment through our active care and maintenance program. Although we have reclassified Conga reserves to resources and reallocated exploration and development capital to other projects, we continue to evaluate long-term options to progress development of the Conga project and improve social and political acceptance. While we have reprioritized the Yanacocha Sulfides project ahead of the Conga project, we have delayed the full-funds decision and are currently in the process of assessing project plan options for the Yanacocha Sulfides project. The Company also periodically updates the economic model for its Conga project to understand changes to the estimated capital costs, cash flows, and economic returns from the project. As of December 31, 2023, we have not identified events or changes in circumstances that indicate that the carrying value of the Conga project is not recoverable.
Derivative Instruments
All financial instruments that meet the definition of a derivative are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, except for the portion of the change in fair value of derivatives that are designated as cash flow hedges. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions such as life of mine production profiles, commodity prices, market volatilities, foreign currency exchange rates and interest rates. Variations in these factors could materially affect amounts credited or charged to earnings to reflect the changes in fair value of derivatives. Certain derivative contracts are designated as effective cash flow hedges, whereby the changes in fair value of these instruments are deferred in Accumulated other comprehensive income (loss) and are reclassified to income in the Consolidated Statements of Operations when the underlying transaction designated as the hedged item impacts earnings. To the extent that management determines that the forecasted transactions are no longer probable of occurring, gains and losses deferred in Accumulated other comprehensive income (loss) would be reclassified to the Consolidated Statements of Operations immediately.
Refer to Note 14 to the Consolidated Financial Statements for further information regarding derivative instruments.
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
Refer to Note 6 to the Consolidated Financial Statements for further information regarding reclamation and remediation obligations.
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
The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence is recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence including projections for future growth. On the basis of this evaluation, a valuation allowance has been recorded in Peru and Argentina. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
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
Decreases in the market price of metals can significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact the carrying value of our long-lived assets and goodwill. For information concerning the sensitivity of our impairment analysis over long-lived assets and goodwill to changes in metal price, refer to Critical Accounting Estimates within Item 7, MD&A, and Notes 2, 7 and 19 to the Consolidated Financial Statements.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2023 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-term	Long-term
Gold price (per ounce)	$1,971	$1,700
Copper price (per pound)	$3.70	$3.75
Silver price (per ounce)	$23.20	$22.00
Lead price (per pound)	$0.96	$0.90
Zinc price (per pound)	$1.13	$1.25
AUD to USD exchange rate	$0.65	$0.70
CAD to USD exchange rate	$0.73	$0.75
MXN to USD exchange rate	$0.06	$0.05
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
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Fixed-rate debt. We are subject to interest rate risk related to the fair value of our senior notes which consist of fixed rates. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. Refer to Note 20 to our Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
Variable-rate debt. Our variable-rate debt at December 31, 2023 consists of the bilateral bank debt facilities acquired in connection with the Newcrest transaction. The bilateral bank debt facilities have a total borrowing capacity of $2,000 with $77 available at December 31, 2023. Interest is based on Term SOFR plus a credit spread and margin.
We performed a sensitivity analysis to estimate the impact to Interest expense, net of capitalized interest arising from a hypothetical 10% adverse movement to the year-end SOFR rate as at December 31, 2023. The sensitivity analysis, which included the high-end of the margin, indicated that a hypothetical 10% adverse movement would result in an approximate $2 increase to Interest expense, net of capitalized interest for the period from acquisition on November 6, 2023 to December 31, 2023.
Foreign Currency
In addition to our operations in the U.S., we have significant operations and/or assets in Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji and Ghana. All of our operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins, cash flow and Costs applicable to sales per ounce to the extent costs are paid in local currency at foreign operations.
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at December 31, 2023 in relation to the U.S. dollar at our foreign mining operations. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $58 increase to Costs applicable to sales per gold ounce at December 31, 2023.
Hedging
In May 2023, the Company entered into C$348 of CAD-denominated and A$648 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the CAD-denominated and AUD-denominated operating expenditures expected to be incurred in 2023 included in the Company's operations located in Canada and Australia, respectively. The Company designated the fixed forward contracts as foreign currency cash flow hedges against the forecasted CAD-denominated and AUD denominated operating expenditures. The hedge programs matured as of December 31, 2023.
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project included in the Company's Tanami segment. The Company has designated the forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated Tanami Expansion 2 capital expenditures.
By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Market risk is the risk that the fair value of a derivative might be adversely affected by a change in currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative. We have performed a sensitivity analysis as of December 31, 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covered all of our AUD-denominated fixed forward contracts. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD market rates in effect at December 31, 2023. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an approximate decrease in the fair value of the hedging derivative instruments of $15 at December 31, 2023.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of December 31, 2023.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	257	$2,071	$37	$2,078
Copper (pounds, in millions)	104	$3.88	$28	$3.84
Silver (ounces, in millions)	3	$23.89	$5	$23.79
Lead (pounds, in millions)	25	$0.93	$1	$0.92
Zinc (pounds, in millions)	31	$1.20	$2	$1.20
Molybdenum (pounds, in millions) (3)	1	$19.62	$1	$18.53
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
(2)The closing settlement price as of December 31, 2023 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
(3)Molybdenum is a by-product at the Cadia site and is recognized in Costs applicable to sales.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Newmont Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newmont Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, the related notes and the financial statement schedule in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, which reflects total assets constituting 13% and 19% at December 31, 2023 and 2022, respectively, and sales constituting 19%, 18%, and 19% in 2023, 2022, and 2021, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nevada Gold Mines LLC, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 29, 2024 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.
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

Business Combination
Description of the Matter
As discussed in Notes 1 and 3 to the financial statements, during 2023 the Company completed its acquisition of Newcrest Mining Limited for consideration of $13,549 million. The transaction was accounted for as a business combination.

Auditing management’s accounting for the business combination was challenging due to the significant estimation required by management to determine the provisional fair values of mineral interests (included in property, plant and mine development, net) and significant judgment required to evaluate management’s estimate. The significant judgment was primarily due to the sensitivity of the significant underlying assumptions to the estimated fair values. Significant assumptions used to estimate the fair value of mineral interests included long-term metal prices, estimated quantities of ore reserves and mineral resources, and the weighted average cost of capital. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the business combination and valuation of the acquired assets. For example, we tested controls over management’s valuation of acquired mineral interests, including the review of the valuation model and underlying assumptions used to develop such estimates.

Our audit procedures included, among others, evaluating the Company's valuation methodology, significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the selection and application of the valuation methodology used by the Company and significant assumptions included in the fair value estimates. We compared the long-term metal prices to consensus market views of future prices. We assessed the estimated quantities of ore reserves and mineral resources by comparing to information compiled by qualified persons and evaluated extraction and production of those quantities compared to historical performance. We examined the inputs to the weighted average cost of capital assumptions.

Reclamation liabilities
Description of the Matter
As discussed in Notes 2, 6 and 25 of the consolidated financial statements, the Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimates of either the timing or amount of the reclamation costs.

Auditing management’s accounting for reclamation liabilities was challenging, as significant judgment is required by the Company to estimate required cash flows to meet obligations established by mining permits, local statutes and promissory estoppel at the end of mine life as well as estimation of uncertainty inherent in the cash flows. The significant judgment was primarily related to the inherent estimation uncertainty relating to the extent of future reclamation activities and related costs.

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
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Members of Nevada Gold Mines LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of Nevada Gold Mines LLC and its subsidiaries (together, the Joint Venture) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of changes in members’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). We also have audited the Joint Venture’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Joint Venture maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Annual goodwill impairment assessment
As described in Notes 2 and 7 to the consolidated financial statements of the Joint Venture, the Joint Venture’s goodwill balance was $668 million (at a 100 percent economic interest) as of December 31, 2023. Management conducts an impairment assessment annually in the fourth quarter of each year, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. During the fourth quarter of 2023, the Joint Venture performed a quantitative assessment of goodwill impairment test for all reporting units. The fair value of a reporting unit is determined through the use of an income approach utilizing discounted estimates of future cash flow models, fair values of mineral resource estimates outside of current business plans and the application of a specific Net Asset Value (NAV) multiple for each reporting unit. The estimated future cash flows used to determine the fair values of reporting units are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term metal prices. In addition to short-term and long-term metal price assumptions, other assumptions and estimates used in determining the fair values of reporting units include: operating and capital costs, discount rates, NAV multiples, proven and probable mineral reserves and resources, future production levels and the fair value of mineral resource estimates outside of current business plans. Management’s estimates of proven and probable mineral reserves and resources are based on information compiled by qualified persons (management’s specialists).
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, in determining the fair values of the reporting units; (ii) the degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the assumptions and estimates with respect to short-term and long-term metal prices, operating and capital costs, discount rates, NAV multiples, proven and probable mineral reserves and resources, future production levels and the fair value of mineral resource estimates outside of current business plans; and (iii) the audit effort included the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the assumptions used in management’s valuation of the Joint Venture’s reporting units. These procedures also included, among others: testing management’s process for determining the fair value of the reporting units; evaluating the appropriateness of the discounted estimates of future cash flow models; testing the completeness and accuracy of underlying data used in the models; and evaluating the reasonableness of the assumptions used by management in the estimated fair value of the reporting units. Evaluating the reasonableness of the short-term and long-term metal prices involved comparing those prices to external industry data. Evaluating the reasonableness of operating and capital costs was done by comparing those costs to recent actual operating and capital costs incurred and assessing whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of the NAV multiples was done by comparing the assumptions with relevant market information. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proven and probable mineral reserves and resources, future production levels and the fair value of mineral resource estimates outside of current business plans. As a basis for using this work, the qualifications of management’s specialists were understood and the Joint Venture’s relationship with management’s specialists was assessed. The procedures performed included evaluation of the methods and assumptions used by management’s specialists, tests of the completeness and accuracy of the data used by management’s specialists, and evaluation of their findings. Professionals with specialized skill and knowledge assisted us in evaluating the reasonableness of the discount rates and NAV multiples.
/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
February 29, 2024

We have served as the Joint Venture’s auditor since 2019.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share)
Sales (Note 5)	$11,812	$11,915	$12,222

Costs and expenses:
Costs applicable to sales (1)	6,699	6,468	5,435
Depreciation and amortization	2,108	2,185	2,323
Reclamation and remediation (Note 6)	1,533	921	1,846
Exploration	265	231	209
Advanced projects, research and development	200	229	154
General and administrative	299	276	259
Impairment charges (Note 7)	1,891	1,320	25
Loss on assets held for sale (Note 1)	—	—	571
Other expense, net (Note 8)	517	82	143
	13,512	11,712	10,965
Other income (expense):
Other income (loss), net (Note 9)	(88)	(27)	125
Interest expense, net of capitalized interest of $89, $69 and $38, respectively	(243)	(227)	(274)
	(331)	(254)	(149)
Income (loss) before income and mining tax and other items	(2,031)	(51)	1,108
Income and mining tax benefit (expense) (Note 10)	(526)	(455)	(1,098)
Equity income (loss) of affiliates (Note 15)	63	107	166
Net income (loss) from continuing operations	(2,494)	(399)	176
Net income (loss) from discontinued operations (Note 1)	27	30	57
Net income (loss)	(2,467)	(369)	233
Net loss (income) attributable to noncontrolling interests (Note 1)	(27)	(60)	933
Net income (loss) attributable to Newmont stockholders	$(2,494)	$(429)	$1,166

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$(2,521)	$(459)	$1,109
Discontinued operations	27	30	57
	$(2,494)	$(429)	$1,166

Weighted average common shares:
Basic	841	794	799
Effect of employee stock-based awards	—	1	2
Diluted	841	795	801

Net income (loss) per common share:
Basic:
Continuing operations	$(3.00)	$(0.58)	$1.39
Discontinued operations	0.03	0.04	0.07
	$(2.97)	$(0.54)	$1.46
Diluted: (2)
Continuing operations	$(3.00)	$(0.58)	$1.39
Discontinued operations	0.03	0.04	0.07
	$(2.97)	$(0.54)	$1.46
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the years ended December 31, 2023 and 2022, potentially dilutive shares were excluded in the computation of diluted loss per common share attributable to Newmont stockholders as they were antidilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income (loss)	$(2,467)	$(369)	$233
Other comprehensive income (loss):
Change in marketable securities, net of tax	—	(3)	2
Foreign currency translation adjustments	(5)	7	2
Change in pension and other post-retirement benefits, net of tax	(9)	139	71
Change in cash flow hedges, net of tax	(1)	19	8
Other comprehensive income (loss)	(15)	162	83
Comprehensive income (loss)	$(2,482)	$(207)	$316

Comprehensive income (loss) attributable to:
Newmont stockholders	$(2,509)	$(267)	$1,249
Noncontrolling interests	27	60	(933)
	$(2,482)	$(207)	$316
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31, 2023	At December 31, 2022
	(in millions, except per share)
ASSETS
Cash and cash equivalents	$3,002	$2,877
Time deposits and other investments (Note 15)	23	880
Trade receivables (Note 5)	734	366
Inventories (Note 16)	1,663	979
Stockpiles and ore on leach pads (Note 17)	979	774
Other receivables	493	324
Derivative assets (Note 14)	198	12
Other current assets	420	303
Current assets	7,512	6,515
Property, plant and mine development, net (Note 18)	37,563	24,073
Investments (Note 15)	4,143	3,278
Stockpiles and ore on leach pads (Note 17)	1,935	1,716
Deferred income tax assets (Note 10)	268	173
Goodwill (Note 19)	3,001	1,971
Derivative assets (Note 14)	444	196
Other non-current assets	640	560
Total assets	$55,506	$38,482

LIABILITIES
Accounts payable	$960	$633
Employee-related benefits (Note 11)	551	399
Income and mining taxes	88	199
Lease and other financing obligations (Note 21)	114	96
Debt (Note 20)	1,923	—
Other current liabilities (Note 22)	2,362	1,599
Current liabilities	5,998	2,926
Debt (Note 20)	6,951	5,571
Lease and other financing obligations (Note 21)	448	465
Reclamation and remediation liabilities (Note 6)	8,167	6,578
Deferred income tax liabilities (Note 10)	2,987	1,809
Employee-related benefits (Note 11)	655	342
Silver streaming agreement (Note 5)	779	828
Other non-current liabilities (Note 22)	316	430
Total liabilities	26,301	18,949

Commitments and contingencies (Note 25)

EQUITY
Common stock - $1.60 par value;	1,854	1,279
Authorized - 2,550 million and 1,280 million shares, respectively
Outstanding shares - 1,152 million and 793 million shares, respectively
Treasury stock - 7 million and 6 million shares, respectively	(264)	(239)
Additional paid-in capital	30,419	17,369
Accumulated other comprehensive income (loss) (Note 23)	14	29
(Accumulated deficit) Retained earnings	(2,996)	916
Newmont stockholders' equity	29,027	19,354
Noncontrolling interests	178	179
Total equity	29,205	19,533
Total liabilities and equity	$55,506	$38,482
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating activities:
Net income (loss)	$(2,467)	$(369)	$233
Adjustments:
Depreciation and amortization	2,108	2,185	2,323
Impairment charges (Note 7)	1,891	1,320	25
Loss on assets held for sale (Note 1)	—	—	571
Net loss (income) from discontinued operations (Note 1)	(27)	(30)	(57)
Reclamation and remediation	1,506	892	1,827
(Gain) loss on asset and investment sales, net	197	(35)	(212)
Deferred income taxes (Note 10)	(104)	(278)	(109)
Stock-based compensation (Note 12)	80	73	72
Change in fair value of investments (Note 9)	47	46	135
Charges from pension settlement (Note 11)	9	137	4
Other non-cash adjustments	27	98	(5)
Net change in operating assets and liabilities (Note 24)	(513)	(841)	(541)
Net cash provided by (used in) operating activities of continuing operations	2,754	3,198	4,266
Net cash provided by (used in) operating activities of discontinued operations (Note 1)	9	22	13
Net cash provided by (used in) operating activities	2,763	3,220	4,279

Investing activities:
Additions to property, plant and mine development	(2,666)	(2,131)	(1,653)
Maturities of investments	1,363	93	—
Acquisitions, net (1)	668	(15)	(328)
Purchases of investments	(551)	(940)	(59)
Proceeds from sales of investments	234	171	194
Contributions to equity method investees	(108)	(194)	(150)
Return of investment from equity method investees	36	62	18
Proceeds from sales of mining operations and other assets, net	—	16	84
Other	22	(45)	26
Net cash provided by (used in) investing activities	(1,002)	(2,983)	(1,868)

Financing activities:
Dividends paid to common stockholders	(1,415)	(1,746)	(1,757)
Distributions to noncontrolling interests	(150)	(191)	(200)
Funding from noncontrolling interests	138	117	100
Payments on lease and other financing obligations (Note 21)	(67)	(66)	(73)
Payments for Norte Abierto deferred payment obligation	(64)	(8)	(26)
Payments for withholding of employee taxes related to stock-based compensation	(25)	(39)	(32)
Acquisition of noncontrolling interests (Note 1)	—	(348)	—
Repayment of debt	—	(89)	(1,382)
Proceeds from issuance of debt, net (Note 20)	—	—	992
Repurchases of common stock (Note 2)	—	—	(525)
Other	(20)	14	(55)
Net cash provided by (used in) financing activities	(1,603)	(2,356)	(2,958)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(30)	(8)
Net change in cash, cash equivalents and restricted cash	156	(2,149)	(555)
Cash, cash equivalents and restricted cash at beginning of period	2,944	5,093	5,648
Cash, cash equivalents and restricted cash at end of period	$3,100	$2,944	$5,093

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,002	$2,877	$4,992
Restricted cash included in Other current assets	11	1	2
Restricted cash included in Other non-current assets	87	66	99
Total cash, cash equivalents and restricted cash	$3,100	$2,944	$5,093

Supplemental cash flow information:
Income and mining taxes paid, net of refunds	$794	$1,122	$1,534
Interest paid, net of amounts capitalized	$228	$172	$229
____________________________
(1)Acquisitions, net is primarily related to the cash acquired in the Newcrest transaction for the year ended December 31, 2023, and the asset acquisition of the remaining 85.1% of GT Gold for the year ended December 31, 2021. Refer to Note 1 for additional information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions, except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest (2)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	804	$1,287	(4)	$(168)	$18,103	$(216)	$4,002	$837	$23,845	$34
Net income (loss)	—	—	—	—	—	—	1,166	(947)	219	14
Other comprehensive income (loss)	—	—	—	—	—	83	—	—	83	—
Dividends declared (1)	—	—	—	—	—	—	(1,764)	—	(1,764)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(200)	(200)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	101	101	—
Repurchase and retirement of common stock	(9)	(15)	—	—	(207)	—	(306)	—	(528)	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(32)	—	—	—	—	(32)	—
Stock options exercised	—	—	—	—	17	—	—	—	17	—
Stock-based awards and related share issuances	2	4	—	—	68	—	—	—	72	—
Balance at December 31, 2021	797	1,276	(5)	(200)	17,981	(133)	3,098	(209)	21,813	48
Net income (loss)	—	—	—	—	—	—	(429)	60	(369)	—
Other comprehensive income (loss)	—	—	—	—	—	162	—	—	162	—
Dividends declared (1)	—	—	—	—	—	—	(1,753)	—	(1,753)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(191)	(191)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	120	120	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Acquisition of non-controlling interests	—	—	—	—	(699)	—	—	399	(300)	—
Reclassification of contingently redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(48)
Stock options exercised	—	—	—	—	14	—	—	—	14	—
Stock-based awards and related share issuances	2	3	—	—	73	—	—	—	76	—
Balance at December 31, 2022	799	1,279	(6)	(239)	17,369	29	916	179	19,533	—
Net income (loss)	—	—	—	—	—	—	(2,494)	27	(2,467)	—
Other comprehensive income (loss)	—	—	—	—	—	(15)	—	—	(15)	—
Shares issued for Newcrest transaction	358	572	—	—	12,977	—	—	—	13,549	—
Dividends declared (1)	—	—	—	—	—	—	(1,418)	—	(1,418)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(156)	(156)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	128	128	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(25)	—	—	—	—	(25)	—
Stock-based awards and related share issuances	2	3	—	—	73	—	—	—	76	—
Balance at December 31, 2023	1,159	$1,854	(7)	$(264)	$30,419	$14	$(2,996)	$178	$29,205	$—
____________________________
(1)Cash dividends paid per common share was $1.60, $2.20 and $2.20 for 2023, 2022 and 2021, respectively. Dividends declared and dividends paid to common stockholders differ by $3, $7, and $7 for 2023, 2022 and 2021, respectively, due to timing.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     THE COMPANY
Newmont Corporation and its affiliates and subsidiaries (collectively, “Newmont,” “we,” “us” or the “Company”) predominantly operate in the mining industry, focused on the production of and exploration for gold properties, some of which may contain copper, silver, zinc, lead or other metals. The Company has significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, copper, silver, lead and zinc. The prices of gold, copper, silver, lead and zinc are affected by numerous factors beyond the Company’s control.
Planned Divestiture of Non-core Assets (Subsequent Event)
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested include Akyem, CC&V, Éléonore, Porcupine, Musselwhite, Telfer, and a development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as Held for Sale in the first quarter of 2024, based on progress made through our active sales program and management’s expectation that the sale is probable and will be completed within 12 months. As of December 31, 2023, the aggregate net book value of the non-core assets and the development project was $3,419.
Newcrest Transaction
On November 6, 2023, the Company completed its business combination transaction with Newcrest Mining Limited, a public Australian mining company limited by shares ("Newcrest"), whereby Newmont, through Newmont Overseas Holdings Pty Ltd, an Australian proprietary company limited by shares (“Newmont Sub”), acquired all of the ordinary shares of Newcrest in a fully stock transaction for total non-cash consideration of $13,549. Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The combined company continues to be traded on the New York Stock Exchange under the ticker NEM. The combined company is also listed on the Toronto Stock Exchange under the ticker NGT, on the Australian Securities Exchange under the ticker NEM, and on the Papua New Guinea Securities Exchange under the ticker NEM. Refer to Note 3 for further information.
Segment Information Recast
In January 2023, Newmont reassessed and revised its operating strategies and the accountabilities of the senior leadership team in light of the continuing volatile and uncertain market conditions, and in November 2023, the Company completed its acquisition of Newcrest (refer to Note 3 for further information). Following these changes, the Company reevaluated its segments to reflect the mining operations acquired and certain changes in the financial information regularly reviewed by Newmont's Chief Operating Decision Maker ("CODM"). As a result, the Company determined that its reportable segments were each of its 17 mining operations that it manages, which includes its 70.0% proportionate interest in Red Chris, and its 38.5% proportionate interest in Nevada Gold Mines ("NGM") which it does not directly manage. Segment results for the prior periods have been recast to reflect the change in reportable segments.
Loss on Assets Held for Sale
In the third quarter of 2021, the Company entered into a binding agreement to sell certain equipment and assets originally acquired for the Conga project in Peru within Corporate and Other (the "Conga mill assets") for total cash proceeds of $68. Pursuant to the terms of the agreement, the sale is expected to close upon the delivery of the assets and receipt of the final payment at which time title and control of the assets will transfer. Upon entering the binding agreement, the Conga mill assets were reclassified as held for sale and remeasured at fair value less costs to sell. As a result, a loss of $571 was recognized and included in Loss on assets held for sale on the Consolidated Statements of Operations for the year ended December 31, 2021. As of December 31, 2023, the Company has received payments of $57 included in Other current liabilities on the Consolidated Balance Sheets.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Noncontrolling Interests
Merian
Newmont has a 75% economic interest in Suriname Gold project C.V. (“Merian”), with the remaining interests held by Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a company wholly owned by the Republic of Suriname. Newmont consolidates Merian, through its wholly-owned subsidiary, Newmont Suriname LLC., in its Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $(27), $(59) and $(81), respectively, of Net loss (income) attributable to noncontrolling interests related to Merian.
Yanacocha
At December 31, 2021, Newmont held a 51.35% ownership interest in Minera Yanacocha S.R.L ("Yanacocha") and consolidated Yanacocha in its Consolidated Financial Statements under the voting interest model. Of the remaining interest, 43.65% was held by Compañia de Minas Buenaventura S.A.A. (“Buenaventura”) and 5% was held by Summit Global Management II VB, a subsidiary of Sumitomo Corporation (“Sumitomo”). Sumitomo had acquired its 5% interest in Yanacocha for $48 in cash. Under the terms of the acquisition, Sumitomo had the option to require Yanacocha to repurchase the interest for the $48, which was placed in escrow. Sumitomo exercised this option, and in June 2022, the Company acquired the remaining 5% ownership interest held by Sumitomo in exchange for cash consideration of $48.
Additionally in 2022, the Company completed the acquisition of Buenaventura’s ownership in Yanacocha, resulting in the Company holding 100% ownership interest in Yanacocha. The Company acquired Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”) for $300 cash consideration, certain royalties on any production from other future potential projects, and contingent payments of up to $100 tied to higher metal prices, achieving commercial production at the Yanacocha Sulfides project and resolution on the outstanding Yanacocha tax dispute. The Yanacocha Transaction was accounted for as an equity transaction, resulting in a decrease to additional paid-in-capital and no gain or loss recognition.
Concurrent with the Yanacocha Transaction, the Company sold its 46.94% ownership interest in Minera La Zanja S.R.L. ("La Zanja"), accounted for as an equity method investment with a carrying value of $— as of December 31, 2021. Per the terms of the sale, the Company sold its interest in La Zanja to Buenaventura, the parent company of La Zanja, in exchange for royalties on potential future production from the La Zanja operation and contributed cash of $45 to be used exclusively for reclamation costs at the La Zanja operation. Upon close of the sale in 2022, the Company recognized a $45 loss on sale of its equity interest, included in Other income (loss), net.
For the years ended December 31, 2022 and 2021, the Company recognized $(1) and $1,014, respectively, of Net loss (income) attributable to noncontrolling interests related to Yanacocha. No Net loss (income) attributable to noncontrolling interests related to Yanacocha was recognized for the year ended December 31, 2023, as the Company held 100% ownership interest in Yanacocha.
Discontinued Operations
Net income (loss) from discontinued operations includes results related to the Batu Hijau and Elang contingent consideration assets associated with the sale of PT Newmont Nusa Tenggara in 2016. For the years ended December 31, 2023, 2022 and 2021, the Company recorded income of $27, $30 and $57, net of a tax expense of $5, $4 and $10, respectively, within discontinued operations. The Company received $9, $22 and $13 for the years ended December 31, 2023, 2022 and 2021, respectively, related to discontinued operations. Refer to contingent consideration assets in Note 14 for additional information.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold, but also for copper, silver, lead, and zinc. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; certain Derivative assets; Deferred income tax assets; and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19, and geopolitical and macroeconomic pressures such as the Russian invasion of Ukraine. The Company continues to experience the impacts from recent geopolitical and macroeconomic pressures. With the resulting volatile environment, the Company continues to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions as well as an uncertain and evolving labor market.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following factors could have further potential short- and, possibly, long-term material adverse impacts on the Company including, but not limited to, volatility in commodity prices and the prices for gold and other metals, changes in the equity and debt markets or country specific factors adversely impacting discount rates, significant cost inflation impacts on production, capital and asset retirement costs, logistical challenges, workforce interruptions and financial market disruptions, energy market disruptions, as well as potential impacts to estimated costs and timing of projects. In light of these challenging conditions, the Company recorded long-lived asset and goodwill impairment charges at December 31, 2023. Refer to Note 7 for further information.
Additionally, as further response to the current market conditions, high inflation rates, the rising prices for commodities and raw materials, prolonged supply chain disruptions, competitive labor markets, and consideration of capital allocation, in the second quarter of 2023 the Company announced the deferral of the full-funds investment decision for the Yanacocha Sulfides project in Peru for at least two years to the second half of 2026. While the Company has extended the timeline of the full-funds decision, assessment of the project remains a priority in Peru as the Company continued to advance engineering and long-term procurement activities. The delay of the Yanacocha Sulfides project is intended to focus funds on current operations and other capital commitments while management assesses execution and project options, up to and including transitioning Yanacocha operations into full closure. To the extent that assessment determines that the project is no longer sufficiently profitable or economically feasible under the Company’s internal requirements, it would result in negative modifications to the Company's proven and probable reserves. Additionally, should the Company ultimately decide to forgo the development of Yanacocha Sulfides, the current carrying value of the assets under construction and other long-lived assets of the Yanacocha operations could become impaired and the timing of certain closure activities would be accelerated. As of December 31, 2023, the Yanacocha operations have total long-lived assets of approximately $1,269, inclusive of approximately $911 of assets under construction related to Yanacocha Sulfides. Refer also to the Company's risk factors under the titles “Estimates relating to projects and mine plans of existing operations are uncertain and we may incur higher costs and lower economic returns than estimated ” and ”Our long-lived assets and goodwill could become impaired, which could have a material non-cash adverse effect on our results of operations” included in Part I, Item 1A, Risk Factors, for further information.
Additionally, the Company continues to hold the Conga project in Peru, which we do not currently anticipate developing in the next ten years as we continue to assess Yanacocha Sulfides; accordingly, the Conga project remains in care and maintenance. Should we be unable to develop the Conga project or conclude that future development is not in the best interest of the business, we may consider other alternatives for the project, which may result in a future impairment charge for the remaining assets. The total assets at Conga were $895 and $900 at December 31, 2023 and 2022.
On June 7, 2023, the National Union of Mine and Metal Workers of the Mexican Republic (the "Union") notified the Company of a strike action. In response to the strike notice, the Company suspended operations at Peñasquito. Operations remained suspended throughout the third quarter of 2023. On October 13, 2023, the Company reached a definitive agreement with the Union that also received approval from the Mexican Labor Court. Per the agreement, the Company will pay Peñasquito workers a fixed amount equivalent to approximately 60% of wages for the duration of the strike, and an additional bonus of two months’ wages to be paid out in the second quarter of 2024, given that the Peñasquito mine reported no profit in 2023 as a consequence of the strike. Additionally, as a part of a separate annual negotiation under the Collective Bargaining Agreement, the Company agreed to an annual salary increase of 8% effective as of August 1, 2023, which is in line with the Mexican mining industry wage increases for 2023. Operations at Peñasquito resumed in the fourth quarter of 2023.
The Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina’s central bank has enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert U.S. dollar proceeds from metal sales to local currency and restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the United States. Currently, these currency controls are not expected to impact the Company's ability to repay its debt obligations or declare dividends.
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
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Company accounts for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.
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
The estimated cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; capital investments; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable mineral reserve estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates.
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
The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of the Company’s mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserve estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable mineral reserve estimates; estimated future closure costs; and the use of appropriate discount rates.
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
Derivative Instruments
We hold derivatives for risk management purposes rather than for trading. We use derivatives to mitigate uncertainty and volatility caused by underlying exposures to foreign exchange rates and energy prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
Financial instruments that meet the definition of a derivative, but are not designated for hedge accounting under ASC 815, are accounted for at fair value using derivative pricing models. Valuation models require a variety of inputs, including long term metal prices, life of mine production profiles, discount rates, and inflation assumptions. These instruments are subsequently remeasured to their fair value at each reporting date with the resulting gain or loss recognized in the Consolidated Statement of Operations.
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
Debt issuance costs and debt premiums and discounts, which are included in Debt, are amortized using the effective interest method over the terms of the respective Senior Notes as a component of Interest expense, net within the Consolidated Statements of Operations.
Gain or loss on extinguishment of debt is recorded as a component of Other income (loss), net upon the extinguishment of a debt instrument and is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs. We evaluate all changes to our debt arrangements to determine whether the changes represent a modification or extinguishment to the old debt arrangement. If a debt instrument is deemed to be modified, we capitalize all new lender fees and expense all third-party fees. If we determine that an extinguishment of one of our debt instruments has occurred, the unamortized financing fees associated with the extinguished instrument are expensed. For the revolving loans, all lender and third-party fees are capitalized, and in the event an amendment reduces the committed capacity under the revolving loans, we expense a portion of any unamortized fees on a pro-rata basis in proportion to the decrease in the committed capacity.

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
During the years ended December 31, 2023, 2022 and 2021, the Company repurchased and retired approximately — million, — million and 9 million shares of its common stock for $—, $— and $525, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company withheld 0.6 million, 0.6 million and 0.6 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards.
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
Generally, if a metal expected to be mined represents more than 10% to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting is applied. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10% to 20% of the life of mine sales value, by-product accounting is applied. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Silver, lead and zinc are produced as co-products at Peñasquito. Copper is produced as a co-product at Red Chris,

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Boddington, Cadia, and Telfer. Aside from the co-product sales at Red Chris, Peñasquito, Boddington, Cadia, and Telfer, copper and silver produced at other Newmont sites are by-product metals.
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
Stock-Based Compensation
The Company records stock-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the Consolidated Statements of Operations over the requisite employee service period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of RSUs are based on the Newmont stock price on the date of grant. The fair value of PSUs with market-related conditions is determined using a Monte Carlo simulation model. The fair value of PSUs with performance-related conditions is determined based on the Newmont stock price on the date of grant and the probability of the performance conditions being met. Stock-based compensation expense related to all awards, including awards with a market or performance condition that cliff vest, is generally recognized ratably over the requisite service period of the award on a straight-line basis. The Company recognizes forfeitures as they occur. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee retirement eligibility dates, the Company's performance and related tax impacts.
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
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the 2023 presentation.
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
In 2024, Pillar II is set to take effect. The Pillar II agreement was signed by 138 countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. As Newmont primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to the Consolidated Financial Statements.
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
Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules
Improvement to Income Tax Disclosures
In December 2023, ASU 2023-09 was issued which requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a qualitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impacts of the guidance on its Consolidated Financial Statements.
Segments Reporting
In November 2023, ASU 2023-07 was issued which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280 and is effective starting in annual periods beginning after December 15, 2023. The adoption is not expected to have a material impact on the Company's Consolidated Financial Statements or disclosures.
NOTE 3     BUSINESS ACQUISITION
On November 6, 2023 (the “acquisition date”), Newmont completed its business combination transaction with Newcrest, a public Australian mining company limited by shares, whereby Newmont, through Newmont Sub, acquired all of the ordinary shares of Newcrest, pursuant to a court-approved scheme of arrangement under Part 5.1 of the Australian Corporations Act 2001 (Cth) between Newcrest and its shareholders, as contemplated by a scheme implementation deed, dated as of May 15, 2023, by and among Newmont, Newmont Sub and Newcrest, as amended from time to time. Upon implementation, Newmont completed the business acquisition of Newcrest, in which Newmont was the acquirer and Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The acquisition of Newcrest increased the Company’s gold and other metal reserves and expanded its operating jurisdictions.
The acquisition date fair value of the consideration transferred consisted of the following:

(in millions, except share and per share data)	Shares	Per Share	Purchase Consideration
Stock Consideration
Shares of Newmont exchanged for Newcrest outstanding ordinary shares	357,691,627	$37.88	$13,549

Total Purchase Price			$13,549
The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Newcrest has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes. The goodwill balance is mainly attributable to: (i) the acquisition of existing operating mines with access to an assembled workforce that cannot be duplicated at the same costs by new entrants; (ii) operating synergies anticipated from the integration of the operations of

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont and Newcrest; and (iii) the application of Newmont’s Full Potential program and potential strategic and financial benefits that include the increase in reserve base and opportunities to identify additional mineralization through exploration activities.
As of December 31, 2023, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Newcrest is preliminary. At December 31, 2023, remaining items to finalize include the fair value of inventories, property plant and mine development (primarily consisting of mineral interests), goodwill, reclamation and remediation liabilities, employee-related benefits, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Newmont’s measurement period, which is not to exceed one year from the acquisition date.
The following table summarizes the preliminary purchase price allocation for the Newcrest transaction as of December 31, 2023:

ASSETS	December 31, 2023
Cash and cash equivalents	$668
Trade receivables	212
Inventories	722
Stockpiles and ore on leach pads	139
Derivative assets	42
Other current assets	198
Current assets	1,981
Property, plant and mine development, net (1)	13,183
Investments (2)	990
Stockpiles and ore on leach pads	134
Deferred income tax assets	189
Goodwill (3)	2,744
Derivative assets	362
Other non-current assets	93
Total assets	19,676

LIABILITIES
Accounts payable	344
Employee-related benefits	143
Lease and other financing obligations	16
Debt	1,923
Other current liabilities	336
Current liabilities	2,762
Debt (4)	1,373
Lease and other financing obligations	35
Reclamation and remediation liabilities (5)	393
Deferred income tax liabilities (6)	1,331
Employee-related benefits	222
Other non-current liabilities	11
Total liabilities	6,127

Net assets acquired	$13,549
____________________________
(1)The preliminary fair value of property, plant and mine development is based on applying the income and cost valuation methods.
(2)The preliminary fair value of the equity method investments was determined by applying the market approach, based on quoted prices for the acquired investments.
(3)Preliminary goodwill is attributable to reportable segments as follows: $397 to Red Chris; $1,087 to Brucejack; $565 to Cadia; and $695 to Lihir.
(4)The preliminary fair value of the Newcrest senior notes is measured using a market approach, based on quoted prices for the acquired debt; $1,373 of borrowings under the senior notes approximate fair value. The carrying value of the bilateral bank debt facilities of $1,923 approximates fair value.
(5)The preliminary fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
(6)Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and a tax basis increase to fair value as a result of the acquisition in Australia and the historical carryover tax basis of these assets and liabilities in all other jurisdictions. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill.
Sales and Net income (loss) attributable to Newmont stockholders in the Consolidated Statement of Operations includes Newcrest revenue of $944 and Newcrest net income (loss) of $136 from the acquisition date to the year ended December 31, 2023.
Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information presents consolidated results assuming the Newcrest transaction occurred on January 1, 2022.

	Year Ended December 31,
	2023	2022
Sales	$15,432	$16,418
Net income (loss) attributable to Newmont stockholders (1)	$(1,991)	$410
____________________________
(1)Includes $464 of Newcrest transaction and integration costs for the year ended December 31, 2023.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s CODM. In January 2023, Newmont reassessed and revised its operating strategies and the accountabilities of the senior leadership team in light of the continuing volatile and uncertain market conditions, and in November 2023, the Company completed the Newcrest transaction (refer to Note 3 for further information). Following these changes, the Company reevaluated its segments to reflect the mining operations acquired and certain changes in the financial information regularly reviewed by the CODM. As a result, the Company determined that its reportable segments were each of its 17 mining operations that it manages and its 38.5% proportionate interest in Nevada Gold Mines ("NGM") which it does not directly manage. Segment results for the prior periods have been recast to reflect the change in reportable segments.
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
The financial information relating to the Company’s segments is as follows:

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (1)
Year Ended December 31, 2023
CC&V	$332	$198	$23	$13	$82	$383	$64
Musselwhite	351	214	80	10	(254)	1,018	104
Porcupine	503	301	117	17	45	1,473	166
Éléonore	453	295	101	10	(203)	777	106
Red Chris (2)
Gold	9	4	1
Copper	23	17	3
Total Red Chris	32	21	4	—	8	2,178	25
Brucejack (2)	72	69	22	7	(26)	4,006	22
Peñasquito: (3)
Gold	257	158	67
Silver	335	300	134
Lead	96	98	45
Zinc	213	253	105
Total Peñasquito	901	809	351	11	(1,811)	4,738	113
Merian	625	385	82	23	122	927	84
Cerro Negro	510	328	137	10	15	1,646	162
Yanacocha	537	294	85	11	(1,070)	2,117	312
Boddington:
Gold	1,451	634	108
Copper	363	204	35
Total Boddington	1,814	838	143	6	811	2,376	164
Tanami	867	337	110	30	407	1,896	413
Cadia: (2)
Gold	250	129	16
Copper	172	116	14
Total Cadia	422	245	30	2	158	6,351	75
Telfer: (2)
Gold	135	126	6
Copper	17	22	1
Total Telfer	152	148	7	4	(10)	574	9
Lihir (2)	266	146	20	2	93	3,909	53
Ahafo	1,130	547	181	40	369	2,823	310
Akyem	574	275	122	19	151	1,069	40
NGM	2,271	1,249	452	29	432	7,401	472
Corporate and Other	—	—	41	221	(1,350)	9,844	51
Consolidated	$11,812	$6,699	$2,108	$465	$(2,031)	$55,506	$2,745
____________________________
(1)Includes an increase in accrued capital expenditures of $79. Consolidated capital expenditures on a cash basis were $2,666.
(2)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(3)On June 7, 2023, the Company suspended its operations at Peñasquito due to the Union strike. During the strike, Peñasquito continued to incur costs and reported $108 and $75 in Cost applicable to sales and Depreciation and amortization, respectively, related to continued costs. Additionally, Cost applicable to sales includes adjustments to the profit-sharing agreement accrual for the current period. On October 13, 2023, the Company reached an agreement with the Union and operations at Peñasquito resumed in the fourth quarter of 2023. Refer to Note 2 for further information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (1)
Year Ended December 31, 2022
CC&V	$333	$241	$71	$11	$(527)	$286	$44
Musselwhite	305	195	79	8	23	1,294	54
Porcupine	504	281	104	14	(329)	1,401	152
Éléonore	391	266	115	5	4	1,010	60
Peñasquito: (2)
Gold	1,006	442	148
Silver	549	454	151
Lead	133	94	32
Zinc	501	316	96
Total Peñasquito	2,189	1,306	427	19	403	6,430	183
Merian	723	369	80	21	249	923	56
Cerro Negro	508	283	148	25	(451)	1,659	132
Yanacocha	451	313	95	22	(612)	2,225	439
Boddington:
Gold	1,447	652	118
Copper	316	181	34
Total Boddington	1,763	833	152	7	779	2,264	72
Tanami	878	328	101	28	422	1,585	343
Ahafo	1,023	566	167	26	267	2,619	268
Akyem	749	334	141	14	257	998	34
NGM	2,098	1,153	471	32	434	7,419	308
Corporate and Other	—	—	34	228	(970)	8,369	45
Consolidated	$11,915	$6,468	$2,185	$460	$(51)	$38,482	$2,190
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (1)
Year Ended December 31, 2021
CC&V	$396	$238	$66	$18	$64	$777	$42
Musselwhite	277	157	80	7	30	1,317	39
Porcupine	517	269	91	17	121	1,572	68
Éléonore	446	237	139	5	60	1,062	46
Peñasquito:
Gold	1,250	395	201
Silver	651	332	169
Lead	172	76	39
Zinc	561	256	112
Total Peñasquito	2,634	1,059	521	8	979	6,561	144
Merian	780	326	98	11	328	952	47
Cerro Negro	480	243	137	9	68	2,183	108
Yanacocha	471	232	111	18	(1,552)	1,735	171
Boddington:
Gold	1,212	607	99
Copper	295	143	23
Total Boddington	1,507	750	122	8	627	2,261	174
Tanami	879	278	100	24	466	1,334	304
Ahafo	864	425	143	22	269	2,425	213
Akyem	680	261	120	10	284	990	66
NGM	2,291	960	550	30	818	7,584	234
Corporate and Other	—	—	45	176	(1,454)	9,811	37
Consolidated	$12,222	$5,435	$2,323	$363	$1,108	$40,564	$1,693
____________________________
(1)Includes an increase in accrued capital expenditures of $40. Consolidated capital expenditures on a cash basis were $1,653.
Long-lived assets, which consist of Property, plant and mine development, net, non-current Stockpiles and ore on leach pads, and non-current right-of-use assets, included in Other non-current assets, were as follows:

	At December 31,
	2023	2022
Australia	$9,373	$3,374
Canada	8,789	4,138
United States	7,011	6,928
Mexico	4,119	4,644
Papua New Guinea	3,140	—
Ghana	2,626	2,586
Peru	2,254	2,008
Argentina	1,508	1,493
Suriname	726	712
Other	32	4
	$39,578	$25,887

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2023
CC&V	$332	$—	$332
Musselwhite	351	—	351
Porcupine	503	—	503
Éléonore	453	—	453
Red Chris: (1)
Gold	—	9	9
Copper	—	23	23
Total Red Chris	—	32	32
Brucejack (1)	48	24	72
Peñasquito:
Gold	36	221	257
Silver (2)	—	335	335
Lead	—	96	96
Zinc	—	213	213
Total Peñasquito	36	865	901
Merian	600	25	625
Cerro Negro	510	—	510
Yanacocha	526	11	537
Boddington:
Gold	359	1,092	1,451
Copper	—	363	363
Total Boddington	359	1,455	1,814
Tanami	867	—	867
Cadia: (1)
Gold	28	222	250
Copper	—	172	172
Total Cadia	28	394	422
Telfer: (1)
Gold	20	115	135
Copper	—	17	17
Total Telfer	20	132	152
Lihir (1)	266	—	266
Ahafo	1,130	—	1,130
Akyem	574	—	574
NGM (3)	2,178	93	2,271
Consolidated	$8,781	$3,031	$11,812
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)Silver sales from concentrate includes $42 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,174 for the year ended December 31, 2023.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2022
CC&V	$328	$5	$333
Musselwhite	305	—	305
Porcupine	504	—	504
Éléonore	391	—	391
Peñasquito:
Gold	110	896	1,006
Silver (1)	—	549	549
Lead	—	133	133
Zinc	—	501	501
Total Peñasquito	110	2,079	2,189
Merian	723	—	723
Cerro Negro	508	—	508
Yanacocha	446	5	451
Boddington:
Gold	366	1,081	1,447
Copper	—	316	316
Total Boddington	366	1,397	1,763
Tanami	878	—	878
Ahafo	1,023	—	1,023
Akyem	749	—	749
NGM (2)	2,026	72	2,098
Consolidated	$8,357	$3,558	$11,915
____________________________
(1)Silver sales from concentrate includes $73 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,022 for the year ended December 31, 2022.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2021
CC&V	$382	$14	$396
Musselwhite	277	—	277
Porcupine	517	—	517
Éléonore	446	—	446
Peñasquito:
Gold	207	1,043	1,250
Silver (1)	—	651	651
Lead	—	172	172
Zinc	—	561	561
Total Peñasquito	207	2,427	2,634
Merian	780	—	780
Cerro Negro	480	—	480
Yanacocha	451	20	471
Boddington:
Gold	311	901	1,212
Copper	—	295	295
Total Boddington	311	1,196	1,507
Tanami	879	—	879
Ahafo	864	—	864
Akyem	680	—	680
NGM (2)	2,216	75	2,291
Consolidated	$8,490	$3,732	$12,222
____________________________
(1)Silver sales from concentrate includes $79 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,212 for the year ended December 31, 2021.
Trade Receivables and Provisional Sales
At December 31, 2023 and December 31, 2022, Trade receivables consisted of sales from provisionally priced concentrate and other production. The impact to Sales from revenue recognized due to the changes in pricing is an increase (decrease) of $37, $(34) and $32 for the years ended December 31, 2023, 2022, and 2021, respectively.
At December 31, 2023, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	257	$2,071
Copper (pounds, in millions)	104	$3.88
Silver (ounces, in millions)	3	$23.89
Lead (pounds, in millions)	25	$0.93
Zinc (pounds, in millions)	31	$1.20
Molybdenum (pounds, in millions) (2)	1	$19.62
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
(2)Molybdenum is a by-product at the Cadia site and is recognized in Costs applicable to sales.
Silver Streaming Agreement
The Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. The current and non-current portion are recorded to Other current liabilities and Silver streaming agreement on the Consolidated Balance Sheet,

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
respectively. The Company’s policy is to amortize the liability into Sales each period using the units-of-production method. During the years ended December 31, 2023, 2022, and 2021, the Company amortized $42, $73, and $79, respectively, of the liability into revenue. At December 31, 2023 and 2022, the value of the liability included in the Consolidated Balance Sheet was $866 and $908, respectively.
Revenue by Geographic Area
Newmont primarily conducts metal sales in U.S. dollars, and therefore Sales are not exposed to fluctuations in foreign currencies. Revenues from sales attributed to countries based on the location of the customer were as follows:

	Year Ended December 31,
	2023	2022	2021
United Kingdom (1)(2)	$7,637	$7,537	$7,624
South Korea	975	1,426	1,665
Switzerland (2)	600	721	1,052
Japan	512	442	386
Philippines	451	340	264
Australia	376	7	3
Germany	320	308	282
Mexico	240	604	642
United States	48	24	62
Other (1)(2)	653	506	242
	$11,812	$11,915	$12,222
____________________________
(1)Includes $42, $73, and $79 related to non-cash amortization of the silver streaming agreement liability for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)The Company identified that revenue by geographic area for the years ended December 31, 2022 and 2021 was incorrectly allocated for United Kingdom, Switzerland, and Other, but the total revenue by geographic area was appropriately stated for these periods. These amounts have been corrected in the current period.
Revenue by Major Customer
As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The Company sells silver, lead, zinc and copper predominantly in the form of concentrates. The concentrates are sold under a combination of short-term and long-term supply contracts with processing fees based on the demand for these concentrates in the global marketplace.
In 2023, sales to JPMorgan Chase were $2,583 (22%), Royal Bank of Canada were $1,765 (15%), Standard Chartered were $1,659 (14%), and Toronto Dominion Bank were $1,630 (14%) of total gold sales. In 2022, sales to Standard Chartered were $4,179 (35%) and JPMorgan Chase were $1,503 (13%) of total gold sales. In 2021 sales to Standard Chartered were $4,634 (38%) and JPMorgan Chase were $2,002 (17%) of total gold sales.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Reclamation and remediation expense consisted of:

	Year Ended December 31,
	2023	2022	2021
Reclamation adjustments and other	$1,207	$646	$1,633
Reclamation accretion	238	173	125
Reclamation expense	1,445	819	1,758

Remediation adjustments and other	81	96	82
Remediation accretion	7	6	6
Remediation expense	88	102	88
Reclamation and remediation	$1,533	$921	$1,846
In 2023, reclamation adjustments were primarily due to increased water management costs at portions of the Yanacocha site that are no longer in production and with no expected substantive economic value (i.e., non-operating), that resulted in an increase of $1,101. In 2022, reclamation adjustments were primarily due to higher estimated closure costs resulting from cost inflation and increased water management costs at portions of the Yanacocha and Porcupine site operations that are non-operating that resulted in increases of $529 and $91, respectively. In 2021, reclamation adjustments were primarily comprised of $1,554 related to non-operating portions of the Yanacocha site.
In 2023 remediation adjustments were primarily due to higher water management costs and project execution delays at the Midnite mine and Dawn mill sites. In 2022, remediation adjustments are primarily due to higher waste disposal costs and project execution delays at the Midnite mine and Dawn mill sites. In 2021, remediation adjustments are primarily due to revisions to estimated construction costs of the water treatment plant at the Midnite mine and higher estimated closure cost arising from recent tailings management review and monitoring requirements set forth by GISTM.
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation	Remediation	Total
Balance at January 1, 2022	$5,768	$344	$6,112
Additions, changes in estimates and other	981	79	1,060
Payments, net	(191)	(56)	(247)
Accretion expense	173	6	179
Balance at December 31, 2022	6,731	373	7,104
Additions, changes in estimates and other	1,246	65	1,311
Additions from the Newcrest transaction	401	—	401
Payments, net	(231)	(44)	(275)
Accretion expense	238	7	245
Balance at December 31, 2023	$8,385	$401	$8,786

	At December 31,
	2023			2022
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$558	$61	$619	$482	$44	$526
Non-current (2)	7,827	340	8,167	6,249	329	6,578
Total (3)	$8,385	$401	$8,786	$6,731	$373	$7,104
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities. Refer to Note 22.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities includes $4,804 and $3,722 related to Yanacocha at December 31, 2023 and 2022, respectively.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 35% greater or 6% lower than the amount accrued at December 31, 2023. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are included in Other current liabilities and Reclamation and remediation liabilities in the period estimates are revised.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Included in Other non-current assets at December 31, 2023 and 2022 are $81 and $62 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2023 and 2022 primarily relate to the Ahafo and Akyem mines in Ghana, Africa.
Included in Other non-current assets at December 31, 2023 and 2022 was $21 and $35, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2023 and 2022 primarily relate to the San Jose Reservoir at Yanacocha.
Refer to Note 25 for further discussion of reclamation and remediation matters.
NOTE 7     IMPAIRMENT CHARGES

	Year Ended December 31,
	2023			2022			2021
	Long-lived and other assets (1)	Goodwill	Total	Long-lived and other assets (1)	Goodwill	Total	Long-lived and other assets (1)	Total
CC&V	$4	$—	$4	$511	$—	$511	$—	$—
Musselwhite	4	293	297	—	—	—	—	—
Porcupine	5	—	5	—	341	341	—	—
Éléonore	—	246	246	—	—	—	1	1
Peñasquito	21	1,210	1,231	4	—	4	1	1
Merian	10	—	10	1	—	1	1	1
Cerro Negro	5	—	5	—	459	459	3	3
Yanacocha	—	—	—	—	—	—	1	1
Boddington	2	—	2	2	—	2	3	3
Tanami	1	—	1	—	—	—	—	—
Telfer (2)	2	—	2	—	—	—	—	—
Ahafo	2	—	2	1	—	1	2	2
Akyem	—	—	—	—	—	—	1	1
NGM	75	11	86	1	—	1	—	—
Corporate and Other	—	—	—	—	—	—	12	12
Impairment charges	$131	$1,760	$1,891	$520	$800	$1,320	$25	$25
____________________________
(1)Primarily relates to non-cash write-downs of materials and supplies inventory and various assets that are no longer in use, except for certain impairment charges recognized for the year ended December 31, 2022 as described below.
(2)Site acquired through the Newcrest transaction. Refer to Note 3 for further information.
The estimated cash flows utilized in both the long-lived asset and goodwill impairment evaluations are derived from the Company's current business plans. The Company completed its annual business plan update which reflected updated mine plans, certain adverse changes in market conditions, including inflationary pressures to costs and capital, strategic evaluation regarding the use of capital, and updates to asset retirement costs.
Impairment of goodwill
The Company evaluates its goodwill for impairment annually at December 31 or when events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing. Based on the December 31, 2023 review, the Company concluded that Goodwill was impaired at the Musselwhite, Éléonore and Peñasquito reporting units. The goodwill impairments at Musselwhite and Éléonore were driven by a deterioration in underlying cash flows from higher costs due to inflationary pressures, and resulted in non-cash impairment charges of $293 and $246, respectively, which represented the full goodwill balance of the reporting units prior to impairment. The goodwill impairment at Peñasquito was also driven by lower expected cash flows, primarily due to an update to the geological model that impacted expected metal grade and recoveries, as well as higher costs due to inflationary pressures, and resulted in a non-cash impairment charge of $1,210, which represented the full goodwill balance of the reporting unit prior to impairment. The long-lived assets of Musselwhite, Éléonore and Peñasquito were evaluated for impairment prior to the quantitative goodwill assessment and no impairment was identified.
In addition, the Company recorded a non-cash impairment charge of $11 at NGM as a result of the decision to not pursue permitting for Phase 2 mining at Long Canyon. As a result, NGM placed Long Canyon on long-term care and maintenance and revised their business plan. The impairment represented the full goodwill balance at Long Canyon based on the Company's proportionate interest in NGM.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company measured the impairments by comparing the total fair value of the operations to the corresponding reporting unit carrying value. The estimated fair value was determined using the income approach and is considered a non-recurring level 3 fair value measurement. Significant inputs to the fair value measured included (i) updated cash flow information from the Company's current business and closure plans, (ii) a short-term gold price of $1,950, (iii) a long-term gold price of $1,700, (iv) current estimates of reserves, resources, and exploration potential, and (v) a reporting unit specific discount rate of 10.00% at Musselwhite, 17.50% at Éléonore, and 6.75% at Peñasquito. The selected discount rates for Musselwhite and Éléonore incorporate additional premium related to operational risk at these sites.
Based on the December 31, 2022 review, the Company concluded that Goodwill was impaired at the Porcupine and the Cerro Negro reporting units. The Porcupine goodwill impairment was driven by a deterioration in underlying cash flows from higher costs due to inflationary pressures and higher capital costs related to safety enhancements and the expansion of the active tailings storage facility, ensuring GISTM compliance, as well as an increase to the asset retirement cost, and resulted in a non-cash impairment charge of $341, which represented the full goodwill balance of the reporting unit prior to impairment. The Cerro Negro goodwill impairment was driven by a 14% country specific discount rate that reflects current macroeconomic risk and uncertainty in Argentina, and resulted in a non-cash impairment charge of $459, which represented the full goodwill balance of the reporting unit prior to impairment. The long-lived assets of Porcupine and Cerro Negro were evaluated for impairment prior to the quantitative goodwill test and no impairment was identified.
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
Impairment of long-lived and other assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the fourth quarter of 2023, an impairment indicator was determined to exist at NGM. This determination was as a result of the decision to not pursue permitting for Phase 2 mining at Long Canyon. As a result, NGM placed Long Canyon on long-term care and maintenance and revised their business plan. The Company recognized its proportionate share of the non-cash impairment charge of $72 which resulted in a remaining balance of $22 within Property, plant and mine development, net at December 31, 2023. The estimated fair value is based on observable market values for comparable assets expressed as dollar per ounce of mineral resources and is considered a non-recurring level 3 fair value measurement.
During the fourth quarter of 2022, the Company determined that an impairment indicator existed at CC&V. This determination was based on the updated business plan, which reflected a deterioration in underlying cash flows from lower production, impacted by the decision to place the mill on long-term care and maintenance, higher costs due to inflationary pressures, as well as an increase to the asset retirement cost. As a result of the impairment indicator, a recoverability test was performed and the Company concluded the long-lived assets at CC&V were impaired resulting in a non-cash impairment charge of $511 and a remaining balance of $25 within Property, plant and mine development, net at December 31, 2022. The Company measured the impairment by comparing the total fair value of the existing operations to the carrying value of the corresponding assets. The estimated fair value was determined using the income approach and is considered a non-recurring level 3 fair value measurement. Significant inputs to the fair value measurement included (i) updated cash flow information from the Company's current business and closure plans, (ii) a short-term gold price of $1,750, (iii) a long-term gold price of $1,600, (iv) current estimates of reserves, resources, and exploration potential, and (v) a country specific pre-tax discount rate of 6.75%.
NOTE 8     OTHER EXPENSE, NET

	Year Ended December 31,
	2023	2022	2021
Newcrest transaction and integration costs	$464	$—	$—
Restructuring and severance	24	4	11
Settlement costs	7	22	11
COVID-19 specific costs	1	38	87
Other	21	18	34
Other expense, net	$517	$82	$143

Newcrest transaction and integration costs. Newcrest transaction and integration costs for the year ended December 31, 2023 primarily comprises $316 in relation to stamp duty tax incurred in connection with the transaction, and other related investment banking fees, legal costs, and consulting services.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
COVID-19 specific costs. COVID-19 specific costs represent incremental direct costs incurred, including but not limited to contributions to the Newmont Global Community Support Fund, additional health screenings, incremental travel, security and employee related costs as well as various other incremental costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. The Company established the Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic. For the years ended December 31, 2023, 2022, and 2021, $1, $3, and $3 were distributed from this fund, respectively. Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
Settlement costs. Settlement costs primarily relate to legal and other settlements, voluntary contributions, and other related costs.
Restructuring and severance. Restructuring and severance primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company for all periods presented.
NOTE 9     OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2023	2022	2021
Gain (loss) on asset and investment sales, net	$(197)	$35	$212
Interest income	148	78	18
Foreign currency exchange, net	(56)	(5)	23
Change in fair value of investments	(47)	(46)	(135)
Insurance Proceeds (1)	37	14	—
Pension settlements (2)	(9)	(137)	(4)
Charges from debt extinguishment	—	—	(11)
Impairment of investments	—	—	(1)
Other	36	34	23
Other income (loss), net	$(88)	$(27)	$125
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
(2)Primarily represents pension settlement charges due to the pension annuitization in 2022 and lump sum payments to participants. For additional information regarding pension and other post-employment benefits, refer to Note 11.
Gain (loss) on asset and investment sales, net. For the year ended December 31, 2023, Gain on asset and investment sales, net primarily consists of a loss of $235 recognized on the abandonment of the pyrite leach plant at Peñasquito in the fourth quarter of 2023, partially offset by the net gain of $36 recognized in the first quarter of 2023 on the exchange and subsequent sale of the previously held Maverix Metals, Inc. ("Maverix") investment for the Triple Flag Precious Metals Corporation ("Triple Flag") investment.
For the year ended December 31, 2022, Gain on asset and investment sales, net primarily consists of a gain of $61 related to the sale of the 18.75% ownership interest in Minera Agua Rica Alumbrera Limited to Glencore International AG in third quarter of 2022 for a purchase price of $125 cash consideration and a $30 deferred payment, which is due upon successfully reaching commercial production and otherwise subject to a 6% annual interest, up to a maximum deferred payment of $50; partially offset by a loss of $45 recognized on the sale of the ownership interest in La Zanja in the first quarter of 2022. Refer to Note 1 for further information.
For the year ended December 31, 2021, Gain on asset and investment sales, net primarily consists of a gain of $83 related to the sale of the Kalgoorlie Consolidated Gold Mines power business to Northern Star Resources Limited in the fourth quarter of 2021; a gain of $79 related to an exchange transaction between NGM and i-80 Gold Corp, completed in the third quarter of 2021, in which NGM acquired the remaining 40% interest in the South Arturo property and certain other considerations in exchange for the Lone Tree and Buffalo mountain properties and related infrastructure; and a gain of $42 related to the sale of all of the outstanding shares of in TMAC Resources, Inc. to Agnico Eagle Mines Ltd in the first quarter of 2021.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 10     INCOME AND MINING TAXES
The Company’s Income and mining tax benefit (expense) consisted of:

	Year Ended December 31,
	2023	2022	2021
Current:
United States	$(20)	$(47)	$(71)
Foreign	(610)	(686)	(1,136)
	(630)	(733)	(1,207)
Deferred:
United States	62	236	5
Foreign	42	42	104
	104	278	109
Income and mining tax benefit (expense)	$(526)	$(455)	$(1,098)
The Company’s Income (loss) before income and mining tax and other items consisted of:

	Year Ended December 31,
	2023	2022	2021
United States	$111	$(566)	$247
Foreign	(2,142)	515	861
Income (loss) before income and mining tax and other items	$(2,031)	$(51)	$1,108
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year Ended December 31,
	2023		2022		2021
Income (loss) before income and mining tax and other items		$(2,031)		$(51)		$1,108

U.S. Federal statutory tax rate	21%	$427	21%	$11	21%	$(233)
Reconciling items:
Percentage depletion	4%	72	90%	46	(7)%	71
Change in valuation allowance on deferred tax assets	(18)%	(358)	(569)%	(290)	38%	(419)
Rate differential for foreign earnings indefinitely reinvested	7%	148	(151)%	(77)	10%	(108)
Mining and other taxes (net of associated federal benefit)	(4)%	(87)	(231)%	(118)	15%	(173)
Uncertain tax positions (1)	1%	28	261%	133	9%	(99)
Goodwill write-downs	(25)%	(498)	(482)%	(246)	—%	—
Expiration of U.S. capital losses and foreign tax credits	(10)%	(195)	(61)%	(31)	14%	(152)
Transactions	—%	(1)	100%	51	—%	5
Other (2)	(2)%	(62)	130%	66	(1)%	10
Income and mining tax benefit (expense)	(26)%	$(526)	(892)%	$(455)	99%	$(1,098)
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
In the U.S., capital losses may be carried forward five years to offset capital gains. Capital loss carryforwards of $—, $—, and $152, expired in 2023, 2022 and 2021, respectively. The Company carries a full valuation allowance on U.S. capital losses.
In 2023, the U.S. had foreign tax credits of $196 expire.
Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2023	2022
Deferred income tax assets:
Property, plant and mine development	$746	$887
Inventory	320	94
Reclamation and remediation	2,362	1,702
Net operating losses, capital losses and tax credits	2,655	1,978
Investment in partnerships and subsidiaries	—	—
Employee-related benefits	97	75
Derivative instruments and unrealized loss on investments	69	54
Foreign Exchange and Financing Obligations	86	67
Silver Streaming Agreement	332	246
Other	643	202
	7,310	5,305
Valuation allowances	(4,652)	(3,994)
	$2,658	$1,311
Deferred income tax liabilities:
Property, plant and mine development	$(4,425)	$(2,176)
Inventory	(160)	(62)
Investment in partnerships and subsidiaries	(579)	(615)
Other	(213)	(94)
	(5,377)	(2,947)
Net deferred income tax assets (liabilities)	$(2,719)	$(1,636)
These amounts reflect the classification and presentation that is reported for each tax jurisdiction in which the Company operates.
Valuation of Deferred Tax Assets
The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the recent pretax losses and/or expectations of future pretax losses. Such objective evidence limits the ability to consider other subjective evidence such as the Company's projections for future growth. On the basis of this evaluation, a new valuation allowance has been recorded in Argentina. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present or if additional weight were given to subjective evidence such as the Company's projections for growth.
During 2023, the Company recorded an increase to the valuation allowance of $358 to tax expense, primarily driven by increases in the Yanacocha reclamation obligation in Peru, the net deferred tax asset in Argentina, the valuation allowance on Canada's tax credits, and the transaction costs capitalized to capital assets in Australia for which there is a full valuation allowance. This was partially offset by a release for expiration of foreign tax credit carryforwards in the U.S. There was additional valuation allowance established as a result of purchase accounting for the Newcrest transaction of $300.
Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.
Tax Loss Carryforwards, Foreign Tax Credits, and Canadian Tax Credits
At December 31, 2023 and 2022, the Company had (i) $3,678 and $1,963 of net operating loss carry forwards, respectively; and (ii) $513 and $615 of tax credit carry forwards, respectively. At December 31, 2023 and 2022, $989 and $649, respectively, of net operating loss carry forwards are attributable to the U.S., Australia and France for which current tax law provides no expiration period. The net operating loss carry forward in Canada of $1,458 will expire by 2043. The net operating loss carryforward in Mexico of $921

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
will expire by 2033, and the net operating loss carryforward in Argentina of $74 will expire by 2028. The net operating loss carry forward in other countries is $236.
Tax credit carry forwards for 2023 and 2022 of $284 and $463, respectively, consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2029, and of solar tax credit for 2023 and 2022 of $19 and $-, respectively, which will expire by 2045. Canadian tax credits for 2023 and 2022 of $210 and $152, respectively, consist of investment tax credits and minimum mining tax credits. Canadian investment tax credits for 2023 consisted of $124 which will substantially expire by 2043, mining tax credits of $9 which will expire by 2042, and the other Canadian tax credits of $76 that do not expire.
Company’s Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

	2023	2022	2021
Total amount of gross unrecognized tax benefits at beginning of year	$190	$245	$237
Additions (reductions) for tax positions of prior years	13	(1)	36
Additions for tax positions of current year	2	—	—
Reductions due to settlements with taxing authorities	(18)	(53)	(26)
Reductions due to lapse of statute of limitations	(43)	(1)	(2)
Total amount of gross unrecognized tax benefits at end of year	$144	$190	$245
At December 31, 2023, 2022 and 2021, $190, $219 and $335, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.
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
Through the due diligence and integration processes, the Company has not identified new uncertain tax positions as a result of the Newcrest transaction. Work on this will continue through the measurement period.
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and intends to vigorously defend its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter. In December, an unsuccessful mediation session was held and an agreement was not reached at that time. The Company will file export reports with the Court by April 2024 in advance of proceedings. A provisional Court date is set for the third quarter of 2024.
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
The Company and/or subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2016. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $25 and $50 in the next 12 months.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of Income and mining tax benefit (expense). At December 31, 2023 and 2022, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $78 and $77, respectively. During 2023, 2022, and 2021 the Company increased $1, and released $61 and $8 of interest and penalties, respectively, through the Consolidated Statements of Operations.
Other
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
NOTE 11 EMPLOYEE-RELATED BENEFITS

	At December 31,
	2023	2022
Current:
Accrued payroll and withholding taxes	$477	$310
Accrued severance	13	4
Other post-retirement benefit plans	11	6
Workers’ participation and other bonuses	10	56
Employee pension benefits	6	3
Other employee-related payables	34	20
	$551	$399
Non-current:
Accrued severance	$439	$208
Other post-retirement benefit plans	66	60
Employee pension benefits	35	38
Other employee-related payables	115	36
	$655	$342
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2023 and 2022:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$311	$1,040	$66	$84
Service cost	12	15	1	1
Interest cost	17	19	4	3
Actuarial loss (gain)	17	(178)	4	(19)
Foreign currency exchange (gain) loss	3	(3)	—	—
Benefits paid	(7)	(25)	(4)	(3)
Amendments	2	—	—	—
Settlement payments	(30)	(557)	—	—
Projected benefit obligation at end of year	$325	$311	$71	$66
Accumulated benefit obligation	$306	$294	$71	$66
Change in fair value of assets:
Fair value of assets at beginning of year	$311	$1,014	$—	$—
Actual return (loss) on plan assets	32	(125)	—	—
Foreign currency exchange gain (loss)	2	(3)	—	—
Employer contributions	14	7	4	3
Benefits paid	(7)	(25)	(4)	(3)
Settlement payments	(30)	(557)	—	—
Fair value of assets at end of year	$322	$311	$—	$—
(Unfunded) funded status, net:	$(3)	$—	$(71)	$(66)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$38	$41	$—	$—
Employee-related benefits, current	(6)	(3)	(6)	(6)
Employee-related benefits, non-current	(35)	(38)	(65)	(60)
Net amounts recognized	$(3)	$—	$(71)	$(66)
The Company’s qualified pension plan is funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2024.
As of December 31, 2023 and 2022, all pension benefit plans had accumulated benefit obligations and projected benefit obligations in excess of the fair value of assets with the exception of one defined benefit pension plan in the U.S. and one defined benefit pension plan in Canada. The fair value of the plan assets associated with these pension benefit plans was in excess of the related accumulated benefit obligations and projected benefit obligations. The following table provides information for the Company's defined benefit pensions plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets at December 31:

	Pension Benefits (1)
	2023	2022
Accumulated benefit obligation	$35	$37
Projected benefit obligation	$42	$42
Fair value of plan assets	$1	$1
____________________________
(1)Information for other benefit plans with an accumulated benefit obligations in excess of plan assets has not been included as all of the other benefit plans are unfunded.
The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.
The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries ("SOA"). In 2022 and 2023, the SOA announced they would not release a new generational projection scale for the related years and instead updated the Mortality Improvement Model ("MIM") tool with the ability to optionally input mortality loads to model differing viewpoints of the ongoing effect of COVID. The Company utilized

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
the Pri-2012 mortality tables and the MP-2021 generational projection scales, with no adjustment for COVID due to the Company not experiencing material mortality gain due to COVID, to measure the pension and other post retirement obligations as of December 31, 2023 and 2022.
Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 5.33% and 5.63% at December 31, 2023 and 2022, respectively, based on the timing of future benefit payments.
Actuarial gains of $21 and $197 were recognized in the years ended December 31, 2023 and 2022, respectively, primarily due to an increase in discount rate from the prior year.
Settlement accounting is required when annual lump sum payments exceed the annual interest and service costs for a plan and results in a remeasurement of the related pension benefit obligation and plan assets and the recognition of settlement charges in Other income (loss), net due to the acceleration of a portion of unrecognized actuarial losses. Lump sum payments are primarily made from the plan assets. Settlement accounting was triggered for the periods ended December 31, 2023, 2022 and 2021 resulting in pension settlement charges of $9, $137 and $4, respectively.
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
The following table provides the net pension and other benefits amounts recognized in Accumulated other comprehensive income (loss):

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2023	2022	2023	2022
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	$(76)	$(76)	$24	$29
Prior service credit	4	12	1	1
	(72)	(64)	25	30
Less: Income taxes	16	13	(5)	(6)
Total	$(56)	$(51)	$20	$24
The following table provides components of the total benefit cost (income), inclusive of the net periodic pension and other benefits costs (credits):

	Pension Benefit Costs (Credits)			Other Benefit Costs (Credits)
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Pension benefit cost (income), net: (1)
Service cost	$12	$15	$15	$1	$1	$1
Interest cost	17	19	30	4	3	3
Expected return on plan assets	(23)	(35)	(59)	—	—	—
Amortization, net	(7)	2	29	(2)	(3)	(2)
Net periodic benefit cost (income)	$(1)	$1	$15	$3	$1	$2
Settlement cost	9	137	4	—	—	—
Total benefit cost (income)	$8	$138	$19	$3	$1	$2
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income (loss), net.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the components recognized in Other comprehensive income (loss):

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Net loss (gain)	$8	$(20)	$(48)	$3	$(20)	$(5)
Amortization, net	7	(2)	(29)	2	3	2
Prior service cost	2	—	—	—	—	—
Settlements	(9)	(137)	(4)	—	—	—
Total recognized in other comprehensive income (loss)	$8	$(159)	$(81)	$5	$(17)	$(3)
Total benefit cost (credit) and other comprehensive income (loss)	$16	$(21)	$(62)	$8	$(16)	$(1)
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
The significant assumptions used in measuring the Company’s Total benefit cost (income) and Other comprehensive income (loss) were discount rate and expected return on plan assets:

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate (1)	5.63%	4.09%	2.77%	6.10%	3.03%	2.70%
Expected return on plan assets	6.38%	6.75%	6.75%	N/A	N/A	N/A
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
The expected long-term return on plan assets used for each period in the three years ended December 31, 2023 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2023, Newmont has estimated the expected long-term return on the qualified pension plan's assets to be 7.25% which will be used in determining future net periodic benefit cost. The Company determines the long-term return on plan assets by considering the most recent capital market forecasts, the plans’ current asset allocation and the actual return on plan assets in comparison to the expected return on assets. The average actual return on the qualified pension plan's assets during the 35 years ended December 31, 2023 approximated 7.65%.
Newmont has two pension calculations for salaried U.S. employees. The first is a “Final Average Pay” pension calculation which is defined as a monthly annuity at age 62 based, in part, on their highest five year eligible earnings and years of credited service. The second is the “Stable Value” calculation which is defined as a lump sum payment to employees upon retirement. The amount of the lump sum is the total of annual accruals based on the employee’s eligible earnings and years of service. The benefits accrued under the Final Average Pay formula were frozen on June 30, 2014 for those eligible employees. Beginning July 1, 2014, all future accruals are based on the terms and features of the Stable Value calculation.
The assumed health care trend rate used to measure the expected cost of benefits is 6.25% in 2024 and decreases gradually each year to 5.00% in 2029, which is used thereafter.
The qualified pension plan employs an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
associated to asset classes. The following is a summary of the target asset allocations for 2023 and the actual asset allocation at December 31, 2023:

Asset Allocation	Target	Actual at December 31, 2023
Fixed income investments	45%	45%
World equity fund (U.S. and International equity investments)	20%	19%
International equity investments	12%	12%
U.S. equity investments	11%	11%
Real estate	8%	9%
High yield fixed income investments	4%	4%
Cash equivalents	—%	—%
Cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets and are primarily invested in money market securities and U.S. Treasury securities.
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
The following table sets forth the Company’s pension plan assets measured at fair value:

	Fair Value at December 31,
	2023	2022
Commingled Funds:
Fixed income investments	$152	$143
World equity fund (U.S. and International equity investments)	54	53
International equity investments	45	44
U.S. equity investments	34	31
Real estate	25	27
High yield fixed income investments	11	10
Cash equivalents	1	3
Total	$322	$311
Cash Flows
Benefit payments expected to be paid to plan participants are as follows:

	Pension Plan	Other Benefits Plan
2024	$23	$6
2025	$20	$6
2026	$22	$6
2027	$22	$6
2028	$24	$6
Thereafter	$129	$27
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
NOTE 12 STOCK-BASED COMPENSATION
The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include RSUs and PSUs. The Company issues new shares of common stock to satisfy option exercises and vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
value of the underlying stock at the date of grant. At December 31, 2023, 21,472,946 shares were authorized for future stock incentive plan awards.
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
Performance Stock Units
In 2023, the Company amended the PSU plan for eligible executives to incorporate awards that vest based on certain performance-related conditions in addition to the historically granted awards that vest based on certain market-related conditions.
For market-related conditions, the awards vest after the three-year requisite service period based on the Company's total shareholder return compared to the return of a peer group. The grant date fair value of the awards are amortized on a straight-line basis over the required performance period.
The grant date fair value of the market-related conditions for each PSU granted in 2023, 2022 or 2021 was determined using a Monte Carlo valuation model, which requires the input of the following subjective assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.45%	1.61%	0.22%
Volatility range	34.24% - 81.36%	31.78% - 81.77%	31.41% - 76.72%
Weighted-average volatility	55.24%	54.89%	53.05%
Expected term (years)	3	3	3
Weighted-average fair market value	$50.39	$77.00	$65.41
The risk-free interest rates are based on a U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of the Company's stock as well as the stock of the peer group for the three-year performance period.
For performance-related conditions, the awards vest based on the achievement of certain performance metrics which include (i) representation of women on executive team and (ii) Scope 1 and 2 emission reductions related to key milestone projects. The grant date fair value of the awards are amortized over the three-year requisite service period, based on the probability of the performance conditions being met.
The grant date fair value of the performance-related conditions for each PSU granted in 2023 was determined using the Company's stock price on the grant. The weighted-average fair market value for 2023 was $43.34.
Goldcorp Employee Stock Options
In connection with Newmont's acquisition of Goldcorp in 2019, the Company exchanged 3.6 million outstanding Goldcorp options for 1.2 million Newmont options with the right to exercise each Newmont option for one share of Newmont common stock. At December 31, 2022, there were 47,047 options outstanding and exercisable with a weighted average exercise price of $46.33. During 2023, 5,319 options were exercised with a weighted average exercise price of $46.27. During 2023, 41,728 options expired with a weighted average exercise price of $46.34. At December 31, 2023, there were no options outstanding and exercisable.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Stock-Based Compensation Activity
A summary of the status and activity of non-vested RSUs and PSUs for the year ended December 31, 2023 is as follows:

	RSU		PSU
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	1,699,736	$58.07	1,201,756	$67.05
Granted	1,544,290	$42.97	920,009	$52.40
Vested	(867,814)	$56.25	(803,442)	$59.96
Forfeited	(273,645)	$48.65	(124,788)	$66.30
Non-vested at end of year	2,102,567	$48.95	1,193,535	$60.60
The total intrinsic value and fair value of RSUs that vested in 2023, 2022 and 2021 was $36, $62 and $72, respectively. The total intrinsic value and fair value of PSUs that vested in 2023, 2022 and 2021 was $35, $47 and $21, respectively.
Cash flows resulting from excess tax benefits are classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded $1 in tax deficiencies for the year ended December 31, 2023 and $5 and $3 in excess tax benefits for the years ended December 31, 2022 and 2021, respectively.
At December 31, 2023, there was $55 and $31 of unrecognized compensation costs related to the unvested RSUs and PSUs, respectively. This cost is expected to be recognized over a weighted average period of approximately two years.
The Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation:
Restricted stock units	$52	$49	$47
Performance leveraged stock units	24	24	25
Other (1)	4	3	—
Total	$80	$76	$72
____________________________
(1)For the years ended December 31, 2023 and December 31, 2022, other includes the Company's proportionate share of NGM stock compensation.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,002	$3,002	$—	$—
Restricted cash	98	98	—	—
Trade receivables from provisional concentrate sales, net	734	—	734	—
Long-lived assets (Note 7)	22	—	—	22
Marketable and other equity securities (Note 15)	252	243	9	—
Restricted marketable debt securities (Note 15)	21	21	—	—
Derivative assets (Note 14)	642	—	7	635
	$4,771	$3,364	$750	$657
Liabilities:
Debt (2)	$8,975	$—	$8,975	$—
Derivative liabilities (Note 14)	5	—	—	5
	$8,980	$—	$8,975	$5

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$2,877	$2,877	$—	$—
Restricted cash	67	67	—	—
Time deposits and other (Note 15)	846	—	846	—
Trade receivables from provisional concentrate sales, net	364	—	364	—
Long-lived assets (Note 7)	25	—	—	25
Marketable and other equity securities (Note 15)	260	250	10	—
Restricted marketable debt securities (Note 15)	27	23	4	—
Restricted other assets (Note 15)	8	8	—	—
Derivative assets (Note 14) (3)	208	—	20	188
	$4,682	$3,225	$1,244	$213
Liabilities:
Debt (2)	$5,136	$—	$5,136	$—
Derivative liabilities (Note 14) (3)	3	—	—	3
	$5,139	$—	$5,136	$3
____________________________
(1)Cash and cash equivalents at December 31, 2023 and 2022 include term deposits that have an original maturity of three months or less.
(2)Debt is carried at amortized cost. The outstanding carrying value was $8,874 and $5,571 at December 31, 2023 and December 31, 2022, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
(3)Derivative assets and liabilities include amounts for contingent consideration assets and liabilities, which were separately disclosed in prior filings.
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
The Company's long-lived assets consist of long-lived assets at certain sites that were subject to fair value measurement as a result of impairment tests performed for the years ended December 31, 2023 and 2022. The Company performed a non-recurring fair value measurement, classified as Level 3 of the fair value hierarchy, in connection with recoverability and impairment tests performed over long-lived assets and goodwill for all applicable reporting units. Impairment charges related to goodwill were for the full goodwill balance at Peñasquito, Musselwhite and Éléonore, resulting in no remaining balance at December 31, 2023. For further information regarding management’s assessment of these certain long-lived assets and goodwill reporting units, including the assumptions utilized in determining the fair value, refer to Note 7.
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
The Company’s marketable and other equity securities without readily determinable fair values consists of the Company’s ownership in warrants in publicly traded companies. Warrants are valued using a Black-Scholes model using quoted market prices in active markets of the underlying securities. As the warrants themselves are not traded on the exchange, these equity securities are classified within Level 2 of the fair value hierarchy. At December 31, 2023 and December 31, 2022, these warrants are included in the "Time deposits and other" and the "Marketable and other equity securities" line items in the tables presented above, respectively.
The Company’s restricted marketable debt securities are primarily U.S. government issued bonds and international bonds. The Company’s debt securities held at Yanacocha are classified within Level 1 of the fair value hierarchy, using published market prices of actively traded securities. The Company’s debt securities held at Corporate and Other are classified within Level 1 and Level 2 of the fair value hierarchy. The Level 1 debt securities are valued using published market prices of actively traded securities and the Level 2 debt securities are valued using pricing models which are based on published market inputs for similar, actively traded securities.
The Company's restricted other assets are primarily money market securities with a term longer than three months which are valued using quoted market prices in active markets. As such, they are classified within Level 1 of the fair value hierarchy.
The Company’s derivative instruments consist of the Stream Credit Facility Agreement, the Cadia Power Purchase Agreement, foreign currency fixed forward contracts, and contingent considerations.
The Stream Credit Facility Agreement and the Cadia Power Purchase Agreement were acquired as part of the Newcrest transaction and are financial instruments that meet the definition of a derivative, but are not designated for hedge accounting under ASC 815. These agreements are accounted for at fair value using probability weighted discounted cash flow models and are classified within Level 3 of the fair value hierarchy. Valuation models require a variety of inputs, including long-term metal prices, life of mine production profiles, forward power prices, forecasted power generation volume, discount rates, and inflation assumptions. Refer to Note 14 for further information.
The foreign currency fixed forward contracts are valued using pricing models based on forward curves. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy. Refer to Note 14 for further information.
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
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2023 and December 31, 2022:

Description	At December 31, 2023	Valuation technique	Significant input	Range, point estimate or average
Long-lived assets	$22	Market-multiple	Various (1)	Various (1)
Derivative assets:
Derivative assets, not designated for hedging (2)	$424	Discounted cash flow	Discount rate (3)	6.28 - 10.50%
Contingent consideration assets	$211	Monte Carlo (4)	Discount rate (3)	8.04 - 26.43%
Derivative liabilities	$5	Discounted cash flow	Discount rate (3)	4.91 - 6.15%
____________________________
(1)Refer to Note 7 for information on the assumptions and inputs specific to the non-recurring fair value measurements performed in connection with recoverability and impairment tests incurred for certain long-lived assets and goodwill reporting units.
(2)Derivative assets, not designated in a hedging relationship relate to the Stream Credit Facility Agreement and the Cadia Power Purchase Agreement acquired as part of the Newcrest transaction. See Note 14 for further information.
(3)The weighted average discount rates used to calculate the Company’s Derivative assets, not designated for hedging, Contingent consideration assets, and Derivative liabilities are 9.03%, 11.18%, and 5.65% respectively. Various other inputs including, but not limited to, metal prices, and future expected production profiles were utilized in determining the fair value of the individual derivatives.
(4)A Monte Carlo valuation model is used for the fair value measurement of the Batu Hijau contingent consideration asset. All other contingent consideration assets are valued using a probability-weighted discounted cash flow where the significant input is the discount rate.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Description	At December 31, 2022	Valuation technique	Significant input	Range, point estimate or average
Long-lived assets	$25	Income approach	Various (1)	Various (1)
Derivative assets (2)	$188	Monte Carlo (3)	Discount rate (4)	8.75 - 29.59%
Derivative liabilities (2)	$3	Discounted cash flow	Discount rate (4)	5.56 - 7.08%
____________________________
(1)Refer to Note 7 for information on the assumptions and inputs specific to the non-recurring fair value measurements performed in connection with recoverability and impairment tests incurred for certain long-lived assets and goodwill reporting units.
(2)Derivative assets and liabilities include amounts for contingent consideration assets and liabilities, which were separately disclosed in prior filings.
(3)A Monte Carlo valuation model is used for the fair value measurement of the Batu Hijau contingent consideration asset. All other contingent consideration assets are valued using a probability-weighted discounted cash flow where the significant input is the discount rate.
(4)The weighted average discount rate used to calculate the Company’s derivative assets and liabilities are 11.86% and 6.07%, respectively. Various other inputs including, but not limited to, metal prices, production profiles and new mineralization discoveries were utilized in determining the fair value of the individual derivatives.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets (1)	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2021	$171	$171	$5	$5
Additions and settlements	1	1	—	—
Revaluation	16	16	(2)	(2)
Fair value at December 31, 2022	188	188	3	3
Additions and settlements	424	424	—	—
Revaluation	23	23	2	2
Fair value at December 31, 2023	$635	$635	$5	$5
____________________________
(1)In 2023, the gain recognized on revaluation of derivative assets of $1 and $22 are included in Other Income (loss), net and Net income (loss) from discontinued operations, respectively. In 2022, the (loss) gain recognized on revaluation on derivative assets of $(2) and $18 are included in Other Income (loss), net and Net income (loss) from discontinued operations, respectively.
NOTE 14 DERIVATIVE INSTRUMENTS

	At December 31,
	2023	2022
Current derivative assets:
Derivative assets, not designated for hedging (1)	$115	$—
Contingent consideration assets	76	—
Hedging instruments	7	12
	$198	$12

Noncurrent derivative assets:
Derivative assets, not designated for hedging (1)	$309	$—
Contingent consideration assets	135	188
Hedging instruments	—	8
	$444	$196

Noncurrent derivative liabilities: (2)
Contingent consideration liabilities	$8	$3
____________________________
(1)Derivative assets not designated in a hedging relationship relate to the Stream Credit Facility Agreement and the Cadia Power Purchase Agreement acquired as part of the Newcrest transaction. See below for further information.
(2)Included in Other non-current liabilities in the Company’s Consolidated Balance Sheets.
Acquired Derivatives
On November 6, 2023, the Company acquired certain derivatives instruments through the Newcrest transaction.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Gold and Fuel Hedge Programs
Both the gold and fuel hedge programs acquired through the Newcrest transaction were settled during November 2023. The settlement of the gold and fuel hedge programs resulted in a net gain of $7 which was recognized in earnings in Other income (loss), net in the Company's Consolidated Statement of Operations.
Stream Credit Facility Agreement ("SCFA")
The SCFA is a non-revolving credit facility in relation to the Fruta del Norte mine, which is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold") in which the Company holds a 32.0% equity interest (refer to Note 15 for further information). The SCFA has a face value of $150 to be repaid in cash based on the Fruta del Norte mine's gold and silver production. The amount of each monthly payment is the sum of the following: (i) 7.75% of refined gold processed in the prior month, multiplied by the excess of the gold price over $400 per ounce (subject to an inflationary adjustment), until 350,000 ounces is reached; and (ii) 100% of refined silver processed in the prior month, multiplied by the excess of the silver price over $4 per ounce (subject to an inflationary adjustment), until 6 million ounces is reached. Lundin Gold also has the option to prepay (i) 50% of the remaining SCFA on June 30, 2024 for $150 and/or (ii) the other 50% of the remaining SCFA on June 30, 2026 for $225.
The SCFA is a financial instrument that meets the definition of a derivative and is accounted for at fair value using a probability weighted discounted cash flow model, but is not designated for hedge accounting under ASC 815. Changes in the fair value are recognized in Other income (loss), net in the Company's Consolidated Statement of Operations. The SCFA meets the definition of a derivative as the principal and interest payments are calculated based on the future prices and production profiles of gold and silver, which are not clearly and closely related to the economic characteristics and risks of the host non-revolving credit facility. The SCFA has a stated interest rate of 7.5%. Repayments in excess of the principal and stated interest rate amount are recognized in Other income (loss), net in the Company's Consolidated Statement of Operations. The fair value of the SCFA was $276 at December 31, 2023, of which $113 is recognized in the current portion of Derivative assets and $163 is recognized in non-current Derivative assets in the Company’s Consolidated Balance Sheets.
Cadia Power Purchase Agreement ("Cadia PPA")
The Cadia PPA is a 15-year renewable power purchase agreement. The Cadia PPA will provide the Company with access to large scale generation certificates which the Company intends to surrender to achieve a reduction in its greenhouse gas emissions. The Cadia PPA is a financial instrument that meets the definition of a derivative and is accounted for at fair value using a probability weighted discounted cash flow model, but is not designated for hedge accounting under ASC 815. Changes in the fair value are recognized in Other income (loss), net in the Company's Consolidated Statement of Operations. The fair value of the Cadia PPA was $148 at December 31, 2023, of which $2 is recognized in the current portion of Derivative assets and $146 is recognized in non-current Derivative assets in the Company’s Consolidated Balance Sheets.
Contingent Consideration Assets and Liabilities
Contingent consideration assets and liabilities are comprised of contingent consideration to be received or paid by the Company in conjunction with various sales of assets and investments with future payment contingent upon meeting certain milestones. These contingent consideration assets and liabilities are accounted for at fair value using probability weighted discounted cash flow models and consist of financial instruments that meet the definition of a derivative, but are not designated for hedge accounting under ASC 815. Refer to Note 13 for further information regarding the fair value of the contingent consideration assets and liabilities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company had the following contingent consideration assets and liabilities at December 31, 2023 and 2022:

	At December 31,
	2023	2022
Contingent Consideration Assets:
Batu Hijau and Elang (1)	$161	$139
Red Lake (2)	39	39
Cerro Blanco (2)	6	5
Maverix (2)(3)	4	4
Other (2)	1	1
	$211	$188

Contingent Consideration Liabilities: (4)
Norte Abierto	$3	$1
Red Chris (5)	3	—
Galore Creek	2	2
	$8	$3
____________________________
(1)Contingent consideration related to the sale of PT Newmont Nusa Tenggara in 2016. Refer to Note 1 for additional information. At December 31, 2023, $76 is included in the current portion of Derivative assets and $85 is included in Derivative assets in the Company’s Consolidated Balance Sheets. At December 31, 2022, $139 is included in Derivative assets in the Company’s Consolidated Balance Sheets.
(2)Included in the current portion of Derivative assets in the Company’s Consolidated Balance Sheets.
(3)Refer to Note 15 for further information on the contingent consideration assets related to Maverix.
(4)Included in Other non-current liabilities in the Company’s Consolidated Balance Sheets.
(5)Acquired through the Newcrest transaction and is included in Other current liabilities in the Company’s Consolidated Balance Sheets.
Hedging Instruments
In May 2023, the Company entered into C$348 of CAD-denominated and A$648 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the CAD-denominated and AUD-denominated operating expenditures expected to be incurred between June and December 2023 included in the Company's operating mines located in Canada and Australia, respectively. The fixed forward contracts were transacted for risk management purposes. The Company designated the CAD-denominated and AUD-denominated fixed forward contracts as foreign currency cash flow hedges against the forecasted CAD-denominated and AUD-denominated operating expenditures, respectively. The hedge programs matured and no amounts remain in Accumulated other comprehensive income (loss) as of December 31, 2023.
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project included in the Company's Tanami segment. The fixed forward contracts were transacted for risk management purposes. The Company has designated the fixed forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated Tanami Expansion 2 capital expenditures.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At December 31,
	2023	2022
Derivative Assets:
Foreign currency cash flow hedges, current (1)	$7	$12
Foreign currency cash flow hedges, non-current (2)	—	8
	$7	$20
____________________________
(1)Included in Derivative assets in the Company’s Consolidated Balance Sheets.
(2)Included in non-current Derivative assets in the Company’s Consolidated Balance Sheets.
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments designated for hedging:

	Year Ended December 31,
	2023	2022	2021
Loss (gain) on cash flow hedges:
Foreign currency cash flow hedges (1)	$19	$—	$—
Interest rate contracts (2)	5	6	8
Operating cash flow hedges (3)	—	—	1
	$24	$6	$9
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
(2)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of the 2022 Senior Notes, 2035 Senior Notes, 2039 Senior Notes, and 2042 Senior Notes. The related gains and losses are reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net over the term of the respective hedged notes. During the year ended December 31, 2021, $1 was reclassified to Other income (loss), net as a result of the redemption and tender offers of the 2022 Senior Notes. Refer to Note 20 for additional information.
(3)Operating cash flow hedges relate to contracts entered into, and subsequently settled, to mitigate the variability of operating costs primarily related to diesel price fluctuations. The amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings as diesel costs are incurred. The gains (losses) recognized in earnings are included in Costs applicable to sales in the Company’s Consolidated Statement of Operations.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 15 INVESTMENTS

	At December 31,
	2023	2022
Time deposits and other investments:
Time deposits and other (1)	$—	$846
Marketable equity securities	23	34
	$23	$880

Non-current:
Marketable and other equity securities	$229	$226

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,489	$1,435
NuevaUnión Project (50.0%)	959	956
Lundin Gold Inc. (32.0%) (2)	938	—
Norte Abierto Project (50.0%)	528	518
Maverix Metals Inc. (—% and 28.5%, respectively) (3)	—	143
Other (2)	—	—
	3,914	3,052
	$4,143	$3,278

Non-current restricted investments: (4)
Marketable debt securities	$21	$27
Other assets	—	8
	$21	$35
____________________________
(1)At December 31, 2022, Time deposits and other primarily includes time deposits with an original maturity of more than three months but less than one year of $829 and related accrued interest of $9. All time deposits with an original maturity of more than three months but less than one year matured as of December 31, 2023.
(2)On November 6, 2023, as a part of the Newcrest transaction, the Company acquired interests in Lundin Gold and Azucar Minerals Ltd ("Azucar"). Refer to "Lundin Gold" below for further information on Lundin Gold. At December 31, 2023, Azucar is included in Other.
(3)In January 2023, Maverix was fully acquired by Triple Flag. The Company's ownership interest in the newly combined company was subsequently sold in March 2023. Refer to "Maverix Metals, Inc." below for further information.
(4)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, refer to Note 6.
Equity Method Investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which for the years ended December 31, 2023, 2022 and 2021 primarily consists of income of $63, $102 and $166, respectively, from the Pueblo Viejo mine.
See below for further information on the Company's equity method investments.
Pueblo Viejo
The Pueblo Viejo mine is located in the Dominican Republic and commenced operations in September 2014. Barrick operates and holds the remaining interest in the mine. At acquisition, the carrying value of Newmont’s equity investment in Pueblo Viejo was lower than the underlying net assets of its investment resulting in a basis difference, which is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine. As of December 31, 2023 the net basis difference was $224.
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
In November 2020, the Company and Barrick entered into an agreement with Pueblo Viejo to provide additional funding of up to $1,300 ($520 attributable to Newmont's 40% ownership interest) through a loan facility for the expansion of Pueblo Viejo's operations (“Loan Facility”). Under the terms of the agreement, the Company and Barrick will distribute funds based on their respective proportionate ownership interest in Pueblo Viejo. The Loan Facility bears interest at 95% of the 6-month SOFR plus 4.25% which is compounded semi-annually in arrears on February 28 and August 31 of each year. The Loan Facility will be provided in two tranches of

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
$800 and $500, respectively. Unused proceeds under the first tranche will be available for use under the second tranche. The tranches mature February 28, 2032 and February 28, 2035, respectively.
As of December 31, 2023 and December 31, 2022, the Company had outstanding shareholder loans to Pueblo Viejo of $429 and $356, with accrued interest of $14 and $8, respectively. All loans receivable and accrued interest are included in the Pueblo Viejo equity method investment balance.
In September 2019, the Company and Barrick entered into a $70 revolving loan facility (“Revolving Facility”) to provide short-term financing to Pueblo Viejo. The Company will fund 40% of the borrowings based on its ownership interest in Pueblo Viejo. The Revolving Facility matures on December 31, 2024 and bears interest using the 3-month SOFR plus 2.24%. There were no borrowings outstanding under the Revolving Facility as of December 31, 2023 and December 31, 2022.
The Company purchases its portion (40.0%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $448 and $530 for the years ended December 31, 2023 and December 31, 2022, respectively. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of December 31, 2023 or December 31, 2022.
Lundin Gold Inc.
Lundin Gold is a Canadian based mine development and operating company which wholly owns and operates the Fruta del Norte gold mine in Ecuador. On November 6, 2023, as a part of the Newcrest transaction, the Company acquired 32.0% interest in Lundin Gold. The Company accounts for Lundin as an equity method investment on a quarter lag. At acquisition, the carrying value of Newmont’s equity investment in Lundin Gold was higher than the underlying net assets of its investment resulting in a basis difference. This basis difference is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine. As of December 31, 2023 the net basis difference was $640.
The Company purchases 50% of gold produced from Lundin Gold at a price determined based on delivery dates and a defined quotational period and resells those ounces to third parties. Total payments made to Lundin Gold for gold purchased were $30 for the year ended December 31, 2023. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount is immaterial. At December 31, 2023, there was $13 payable due to Lundin Gold for gold purchases.
NuevaUnión
The NuevaUnión project is located in Chile and is currently in the Company’s development project pipeline. The project is jointly managed by Newmont and Teck Resources, who holds the remaining 50% interest. At acquisition, the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment resulting in a basis difference. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared. As of December 31, 2023 the net basis difference was $67.
Norte Abierto
The Norte Abierto project is located in Chile and is currently in the Company’s development project pipeline. The project is jointly managed by Newmont and Barrick, who holds the remaining 50.0% interest. Newmont owed deferred payments to Barrick to be satisfied through funding a portion of Barrick’s share of Norte Abierto project expenditures.
In December 2023, the Company entered into an agreement with Barrick and subsequently settled the deferred payments. Immediately prior to settlement, there were $23 and $73 related to these deferred payments included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet, respectively. Per the terms of the agreement, the settlement occurred through a cash payment of approximately $60 and funding of prefeasibility study costs for the Norte Abierto project. The Company has agreed to fund both its and Barrick's portions of prefeasibility study costs, up to a total of $60, to occur in the near future. If prefeasibility costs exceed the agreed upon $60, the costs will be paid proportionately by the Company and Barrick. The $30 related to the prefeasibility study costs associated with Barrick's portion, of which $20 is recognized within Other current liabilities and $10 within Other non-current liabilities, will be satisfied as funding occurs.
At December 31, 2023 the carrying value of Newmont’s equity investment in Norte Abierto was lower than the underlying net assets of its investment by $209. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared.
Maverix Metals, Inc.
In January 2023, Triple Flag acquired all of the issued and outstanding common shares of Maverix, resulting in Newmont holding a 7.5% ownership interest in the combined company. Prior to close, Newmont held 28.5% of Maverix’s outstanding common shares. In the first quarter of 2023, the Company sold all of its common shares in Triple Flag. As a result, a net gain of $36 was recognized in the first quarter of 2023, which is included in Other income, net in the Consolidated Statement of Operations. In the

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
second quarter of 2023, the Company exercised all of its warrants held in Triple Flag and sold all of the underlying shares, resulting in an immaterial gain.
NOTE 16     INVENTORIES

	At December 31,
	2023	2022
Materials and supplies	$1,247	$750
In-process	160	123
Concentrate	134	47
Precious metals	122	59
	$1,663	$979
In 2023, the Company recorded write-downs of $37 and $15, classified as components of Costs applicable to sales and Depreciation and amortization, respectively. Of the write-downs in 2023, $35 was related to Peñasquito, $5 to Éléonore, $4 to Porcupine, $3 to Cerro Negro, $3 to Brucejack, and $2 to Telfer. Of the $497 increase in materials and supplies, $432 is related to acquired materials and supplies inventory from the Newcrest transaction.
NOTE 17     STOCKPILES AND ORE ON LEACH PADS

	At December 31, 2023			At December 31, 2022
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$746	$233	$979	$480	$294	$774
Non-current	1,532	403	1,935	1,391	325	1,716
Total	$2,278	$636	$2,914	$1,871	$619	$2,490
In 2023, the Company recorded write-downs of $60 and $15, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2023, $52 was related to NGM, $11 to Peñasquito, $6 to Yanacocha, $2 to Akyem, $2 to Éléonore, and $2 to Telfer.
In 2022, the Company recorded write-downs of $156 and $53, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2022, $71 was related to NGM, $49 to Yanacocha, $45 to CC&V, $28 to Akyem, $12 to Ahafo, and $4 to Merian.
In 2021, the Company recorded write-downs of $45 and $19, classified as components of Costs applicable to sales and Depreciation and amortization, respectively, to reduce the carrying value of stockpiles and ore on leach pads to net realizable value. Of the write-downs in 2021, $25 to Yanacocha, $21 to CC&V, and $18 to NGM.
NOTE 18     PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable Life (in years)	At December 31, 2023			At December 31, 2022
		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Land		$347	$—	$347	$281	$—	$281
Facilities and equipment (1)	1-30	25,804	(12,925)	12,879	19,044	(11,392)	7,652
Mine development	1-30	7,223	(3,775)	3,448	6,413	(3,787)	2,626
Mineral interests	1-30	19,450	(3,360)	16,090	13,276	(2,973)	10,303
Construction-in-progress		4,799	—	4,799	3,211	—	3,211
		$57,623	$(20,060)	$37,563	$42,225	$(18,152)	$24,073
____________________________
(1)At December 31, 2023 and 2022, Facilities and equipment include finance lease right of use assets of $531 and $558, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Depreciable Life (in years)	At December 31, 2023			At December 31, 2022
Mineral Interests		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Production stage	1-30	$13,155	$(3,360)	$9,795	$9,299	$(2,973)	$6,326
Development stage	(1)	1,277	—	1,277	520	—	520
Exploration stage	(1)	5,018	—	5,018	3,457	—	3,457
		$19,450	$(3,360)	$16,090	$13,276	$(2,973)	$10,303
____________________________
(1)These amounts are currently non-depreciable as these mineral interests have not reached production stage.

	At December 31,
Construction-in-Progress	2023	2022
CC&V	$6	$32
Musselwhite	24	9
Porcupine	93	140
Éléonore	29	12
Red Chris (1)	59	—
Brucejack (1)	110	—
Peñasquito	196	183
Merian	31	26
Cerro Negro	40	20
Yanacocha (2)	920	638
Boddington	69	51
Tanami (3)	948	666
Cadia (1)	400	—
Telfer (1)	8	—
Lihir (1)	181	—
Ahafo (4)	650	487
Akyem	45	26
NGM	229	149
Corporate and Other (5)	761	772
	$4,799	$3,211
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)Primarily relates to the Sulfides project and other infrastructure at Yanacocha at December 31, 2023 and 2022.
(3)Primarily relates to the Tanami Expansion 2 project at December 31, 2023 and 2022.
(4)Primarily relates to the Ahafo North project and other infrastructure at Ahafo at December 31, 2023 and 2022.
(5)Primarily relates to engineering and construction at Conga at December 31, 2023 and 2022. There have been no new costs capitalized during 2023 or 2022 for the Conga project. In the third quarter of 2021, the Company reclassified the Conga mill assets, previously included within construction-in-progress with a carrying value of $593, as held for sale, included in Other current assets on the Consolidated Balance Sheet as of December 31, 2023. Refer to Note 2 for further information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19     GOODWILL
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Balance at December 31, 2021	Impairment (1)	Balance at December 31, 2022	Impairment (1)	Acquisitions	Balance at December 31, 2023
Musselwhite	$293	$—	$293	$(293)	$—	$—
Porcupine	341	(341)	—	—	—	—
Éléonore	246	—	246	(246)	—	—
Red Chris (2)	—	—	—	—	397	397
Brucejack (2)	—	—	—	—	1,087	1,087
Peñasquito (3)	1,164	—	1,164	(1,210)	—	—
Cerro Negro	459	(459)	—	—	—	—
Cadia (2)	—	—	—	—	565	565
Lihir (2)	—	—	—	—	695	695
NGM	268	—	268	(11)	—	257
	$2,771	$(800)	$1,971	$(1,760)	$2,744	$3,001
____________________________
(1)Accumulated impairment of $2,560 consists of impairment charges incurred in 2022 and 2023 of $800 and $1,760, respectively.
(2)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(3)For the year ended December 31, 2023, we recognized a prior period adjustment of $46 to goodwill and deferred tax liability for Peñasquito relating to a prior acquisition. This adjustment resulted in an increase to goodwill, which was fully offset by a current period impairment charge.
NOTE 20     DEBT

	At December 31, 2023			At December 31, 2022
	Current	Non-Current	Fair Value (1)	Current	Non-Current	Fair Value (1)
$2,000 Bilateral Bank Facilities due 2024 and 2026 (2)	$1,923	$—	$1,927	$—	$—	$—
$700 2.80% Senior Notes due October 2029	—	693	645	—	692	603
$650 3.25% Senior Notes due May 2030	—	557	597	—	—	—
$1,000 2.25% Senior Notes due October 2030	—	989	872	—	987	810
$1,000 2.60% Senior Notes due July 2032	—	992	868	—	991	811
$600 5.875% Senior Notes due April 2035	—	580	654	—	579	619
$1,100 6.25% Senior Notes due October 2039	—	861	986	—	860	933
$500 5.75% Senior Notes due November 2041	—	456	535	—	—	—
$1,000 4.875% Senior Notes due March 2042	—	986	991	—	986	930
$450 5.45% Senior Notes due June 2044	—	480	462	—	481	430
$500 4.20% Senior Notes due May 2050	—	361	438	—	—	—
Debt issuance costs on Corporate Revolving Credit Facilities	—	(4)	—	—	(5)	—
	$1,923	$6,951	$8,975	$—	$5,571	$5,136
____________________________
(1)The estimated fair value of the Senior Notes was determined by an independent third-party pricing source and may or may not reflect the actual trading value of this debt. Carrying value of the bilateral bank facilities approximates fair value.
(2)Interest rates on the bilateral bank facilities are variable. See "Corporate Revolving Credit Facilities and Letters of Credit Facilities" below for further information.
All outstanding Senior Notes are unsecured and rank equally with one another.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Maturities for the next five years, and thereafter, are as follows:

Year Ending December 31,
2024	$1,231
2025	—
2026	692
2027	—
2028	—
Thereafter	7,274
Total face value of debt	9,197
Unamortized premiums, discounts, and issuance costs	(323)
Debt	$8,874
Corporate Revolving Credit Facilities and Letters of Credit Facilities
In connection with the Newcrest transaction, the Company acquired bilateral bank debt facilities held with 13 banks. The bilateral bank debt facilities have a total borrowing capacity of $2,000, of which $77 is available at December 31, 2023. These are committed unsecured revolving facilities, individually negotiated and documented with each bank but with similar terms and conditions. The facilities are on customary terms and conditions and include certain financial covenants. Interest is based on Term SOFR plus a credit spread and margin. At December 31, 2023, there was $1,923 in outstanding borrowings on the facilities with $462 due February 7, 2024, $769 due March 1, 2024, and $692 due March 1, 2026. The facilities due February 7, 2024 include 3 banks that exercised their option to call the related facility under the change of effective control event. On February 7, 2024, the Company repaid the 3 non-consenting banks with a total borrowing capacity of $462.
On February 15, 2024, the Company completed an amendment and restatement of its existing $3,000 revolving credit agreement dated as of April 4, 2019 (the “Existing Credit Agreement”). The Existing Credit Agreement was entered into with a syndicate of financial institutions and provided for borrowings in U.S. dollars and contained a letter of credit sub-facility. Per the amendment, the expiration date of the credit facility was extended from March 30, 2026 to February 15, 2029 and the borrowing capacity was increased to $4,000. Interest is based on Term SOFR plus a credit spread adjustment and margin. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Debt covenants under the amendment are substantially the same as the Existing Credit Agreement.
On February 20, 2024, the Company completed a drawdown on the $4,000 revolving credit agreement and used the proceeds to repay the remaining $1,461 owed on the remaining bilateral bank debt facilities.
At December 31, 2023, the Company had no borrowings outstanding under the facility. There were no amounts outstanding on the letters of credit sub-facility at December 31, 2023 and 2022, respectively.
At December 31, 2023 and 2022 the Company had letters of credit outstanding in the amounts of $1,158 and $995, respectively, of which $1,015 and $848 represented guarantees for reclamation obligations, respectively. None of these letters of credit have been drawn on for reclamation obligations as of December 31, 2023 and 2022.
2022 Senior Notes
In December 2021, the Company fully redeemed all of the outstanding 2022 Senior Notes. The redemption price of $496 equaled the principal amount of the outstanding 2022 Senior Notes of $492 plus accrued and unpaid interest in accordance with the terms of the 2022 Notes.
2023 Senior Notes
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
May 2030 Senior Notes, November 2041 Senior Notes, and May 2050 Senior Notes
Subsequent to implementation of the Newcrest transaction, the Company completed a like-for-like exchange for any and all of the outstanding notes issued by Newcrest Finance Pty Ltd, a wholly owned subsidiary of Newmont ("Newcrest Finance"), with an aggregate principal amount of $1,650, for new notes issued by Newmont and Newcrest Finance and nominal cash consideration. The new notes, issued December 26, 2023, and the existing Newcrest notes that were not tendered for exchange, consist of $625 and $25 of 3.25% notes due May 13, 2030 (the "May 2030 Senior Notes" and the "2030 Newcrest Senior Notes", respectively), $460 and $40 of 5.75% notes due November 15, 2041 (the "November 2041 Senior Notes" and the "2041 Newcrest Senior Notes", respectively), and $486 and $14 of 4.20% notes due May 13, 2050, respectively (the "May 2050 Senior Notes" and the "2050 Newcrest Senior Notes", respectively).
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
The corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.50% in addition to the covenants noted above. The bilateral bank debt facilities contain the following covenants: (i) tangible net worth not less than $1 billion; (ii) an interest coverage ratio, calculated on a 12 month rolling basis, to be greater than or equal to 2.75:1; and (iii) and total net liabilities to tangible net worth to not exceed 1.75:1.
At December 31, 2023 and 2022, we were in compliance with all existing debt covenants and provisions related to potential defaults, other than the bilateral facilities which have been repaid as of the date of this report.
NOTE 21     LEASE AND OTHER FINANCING OBLIGATIONS
The Company primarily has operating and finance leases for corporate and regional offices, processing facilities, mining equipment, power generation, and transportation. These leases have a remaining lease term of less than 1 year to 34 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 1 year. Some of the Company's leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Total lease cost includes the following components:

	Year Ended December 31,
	2023	2022
Operating lease cost	$23	$28
Finance lease cost:
Amortization of ROU assets	78	78
Interest on lease liabilities	32	34
	110	112
Variable lease cost	298	332
Short-term lease cost	24	25
	$455	$497
Supplemental cash flow information related to leases includes the following:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$23	$23
Operating cash flows relating to finance leases	$33	$34
Financing cash flows relating to finance leases	$67	$66

Non-cash lease obligations arising from obtaining ROU assets:(1)
Operating leases	$23	$16
Finance leases	$53	$20
____________________________
(1)Operating and finance lease obligations assumed in relation to the Newcrest transaction were $13 and $51, respectively.
Information related to lease terms and discount rates is as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	8	8
Weighted average discount rate	3.78%	6.39%
Future minimum lease payments under non-cancellable leases as of December 31, 2023, were as follows:

	Operating Leases (1)	Finance Leases
2024	$24	$110
2025	16	102
2026	14	96
2027	13	78
2028	11	74
Thereafter	42	273
Total future minimum lease payments	120	733
Less: Imputed interest	(15)	(171)
Total	$105	$562
____________________________
(1)The current and non-current portion of operating lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets.
As of December 31, 2023, the Company has additional leases that have not yet commenced. At commencement, the Company anticipates that these leases will result in additional ROU assets and lease liabilities of $11. The leases are anticipated to commence in 2024 with a lease term of approximately 2 to 3 years.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 22     OTHER LIABILITIES

	At December 31,
	2023	2022
Other current liabilities:
Reclamation and remediation liabilities	$619	$526
Accrued operating costs (1)	473	370
Accrued capital expenditures	320	221
Stamp duty on Newcrest transaction (2)	316	—
Accrued royalties	137	80
Payables to NGM (3)	91	73
Silver streaming agreement	87	80
Other (4)	319	249
	$2,362	$1,599

Other non-current liabilities:
Income and mining taxes (5)	$177	$206
Norte Abierto related payments (6)	10	94
Other (7)	129	130
	$316	$430
____________________________
(1)Includes an estimated compensation payment to the Worsley JV related to the waiver of certain rights within the cross-operation agreement that confers priority to the bauxite operations at the Boddington mine.
(2)Incurred as a result of the Newcrest transaction. Refer to Note 8 for further information.
(3)Payables to NGM at December 31, 2023 and December 31, 2022 consist of amounts due to (from) NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont and CC&V toll milling provided by NGM. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. The CC&V toll milling agreement with NGM expired on December 31, 2022. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are presented within Other current assets.
(4)Primarily consists of accrued interest on debt and taxes other than income and mining taxes.
(5)Includes unrecognized tax benefits, including penalties and interest.
(6)In December 2023, the Company entered into an agreement with Barrick pursuant to which it agreed to fund both its and Barrick's portions of prefeasibility study costs. Of the $30 related to the prefeasibility study costs associated with Barrick's portion, $10 was recognized in Other noncurrent liabilities at December 31, 2023. Refer to Note 15 for further information.
(7)Primarily consists of the non-current portion of operating lease liabilities.
NOTE 23     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Marketable Debt Securities	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Hedge Instruments	Total
Balance at December 31, 2021	$2	$119	$(166)	$(88)	$(133)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(3)	7	32	14	50
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	107	5	112
Other comprehensive income (loss)	(3)	7	139	19	162
Balance at December 31, 2022	$(1)	$126	$(27)	$(69)	$29
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	—	(5)	(9)	(19)	(33)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	—	18	18
Other comprehensive income (loss)	—	(5)	(9)	(1)	(15)
Balance at December 31, 2023	$(1)	$121	$(36)	$(70)	$14

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
	2023	2022	2021
Pension and other post-retirement benefit adjustments:
Settlement	$9	$137	$4	Other income (loss), net
Amortization	(9)	(1)	27	Other income (loss), net
Total before tax	—	136	31
Tax	—	(29)	(5)
Net of tax	$—	$107	$26

Hedge instruments adjustments:
Foreign currency cash flow hedges	$19	$—	$—	Costs applicable to sales
Interest rate contracts	5	6	8	Interest expense, net
Operating cash flow hedges	—	—	1	Costs applicable to sales
Total before tax	24	6	9
Tax	(6)	(1)	(2)
Net of tax	$18	$5	$7
Total reclassifications for the period, net of tax	$18	$112	$33
NOTE 24     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Year Ended December 31,
	2023	2022	2021
Decrease (increase) in operating assets:
Trade and other receivables	$(240)	$5	$142
Inventories, stockpiles and ore on leach pads	(187)	(161)	(136)
Other assets	50	(84)	36
Increase (decrease) in operating liabilities:
Accounts payable	(42)	102	(11)
Reclamation and remediation liabilities	(275)	(247)	(161)
Accrued tax liabilities	(197)	(343)	(317)
Other accrued liabilities	378	(113)	(94)
	$(513)	$(841)	$(541)
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Ahafo and Akyem reportable segments, respectively. The CC&V matter relates to the CC&V reportable segment. The Goldcorp Canada matter relates to the Porcupine reportable segment. The Cadia matter relates to the Cadia reportable segment.
Environmental Matters
Refer to Note 6 for further information regarding reclamation and remediation. Details about certain significant matters are discussed below.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Minera Yanacocha S.R.L. - 100% Newmont Owned
In early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, MINAM, issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards. These Peruvian regulations allow time to formulate a compliance plan and make any necessary changes to achieve compliance.
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the MINEM. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations to 2027. In June 2023, Yanacocha received approval of its updated compliance plan from MINEM and was granted an extension to June 2026 to achieve compliance. The Company appealed this approval to the Mining Council requesting the regulatory extension until 2027. In December 2023, this appeal was granted and the Mining Council has established that MINEM has to approve a new schedule considering permits, technical studies, logistics and the implementation of the plan.
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, the Company’s current asset retirement obligation includes plans for the construction and post-closure management of two new water treatment plants and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). The ultimate construction costs of the two water treatment plants remain uncertain as ongoing study work and assessment of opportunities that incorporates the latest design considerations remain in progress. These and other additional risks and contingencies that are the subject of ongoing studies, including, but not limited to, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and storm water management system, and review of post-closure management costs, could result in future material increases to the reclamation obligation at Yanacocha.
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”, a wholly-owned subsidiary of the Company) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the historic Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, but the January 2021 permit updates contained new water quality limits. The Settlement Agreement involves the installation of interim passive water treatment and ongoing monitoring over the next three years, and then more long-term water treatment installed with target compliance by November 2027. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and as such, a compliance extension request was submitted in July 2023 to allow additional time for proper assessment of treatment alternatives. The Company is also working with regulators on the Discharger Specific Variance to identify highest feasible alternative treatment in the context, based on limits such as area topography. Depending on the plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA approved the WTP design in 2021. Construction of the effluent pipeline began in 2021, and construction of the new WTP began in 2022. Both projects are scheduled to be completed in 2024.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $215, assumed 100% by Newmont, at December 31, 2023.
Goldcorp Canada Ltd. - 100% Newmont Owned
Porcupine mine site. The Porcupine complex is comprised of active open pit and underground mining operations as well as inactive, legacy sites from its extensive history of mining gold in and around the city of Timmins, Ontario since the early 1900s. As a result of these primarily historic mining activities, there are mine hazards in the area that could require some form of reclamation. The Company is conducting studies to better catalog, prioritize, and update its existing information of these historical mine hazards, to inform its closure plans and estimated closure costs. Based on work performed during 2023, a $46 reclamation adjustment was recorded at December 31, 2023, however, on-going studies will extend beyond the current year and could result in future material increases to the reclamation obligation at Porcupine.
Cadia Holdings Pty Ltd. - 100% Newmont Owned
Cadia mine site. Cadia Holdings Pty Ltd. (“Cadia Holdings”) is a wholly owned subsidiary of Newcrest, which was acquired by Newmont in November 2023. The mine site is subject to regulations by the New South Wales Environment Protection Authority (the “NSW EPA”). During the quarter ended June 2023, the NSW EPA issued variations to its Environment Protection License (“EPL”), a Prevention Notice and Notices to Provide Information regarding the management of, and investigation into potential breaches relating to, dust emissions and other air pollutants from Cadia Holdings’ tailings storage facilities and ventilation rises. The license variations largely formalized the actions Cadia Holdings had developed in consultation with the NSW EPA and was already undertaking across a range of measures. Cadia Holdings received a letter from the NSW EPA in June 2023 requiring it to immediately comply with specific statutory requirements and EPL conditions. Adjustments were implemented underground, including a reduction in mining rates, modifications to the ventilation circuit and the installation of additional dust sprays and spray curtains. Additional dust collection units were subsequently installed enabling normal mining rates to be restored.
In August 2023, the NSW EPA commenced proceedings in the Land and Environment Court of NSW (the “NSW Land and Environment Court”) against Cadia Holdings, alleging that air emissions from Cadia on or about March 1, 2022 exceeded the standard of concentration for total solid particles permitted under applicable laws due to the use of surface exhaust fans at the mine. On September 29, 2023, Cadia Holdings entered a plea of guilty and the NSW Land and Environmental Court listed the case for a sentencing hearing on March 28, 2024. On October 13, 2023, the NSW EPA commenced additional proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two additional contraventions of applicable air emissions requirements between November 3 and 5, 2021 and May 24 and 25, 2023 and two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. On November 24, 2023, Cadia Holdings entered a plea of guilty to the two additional charges relating to applicable air emissions requirements and the NSW Land and Environmental Court listed the case for a sentencing hearing on March 28, 2024. The proceedings related to alleged air pollution from Cadia Holdings’ tailings storage facilities are adjourned for further directions on May 17, 2024. The NSW EPA’s investigation regarding the management of air emissions from the mine is ongoing.
While no specific relief has been sought by the NSW EPA in its proceeding against Cadia Holdings before the NSW Land and Environmental Court, the court can impose penalties.
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
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC (collectively "Newmont"), and certain Kirkland defendants (collectively "Kirkland"). IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court granted in October 2022. Newmont submitted its statement of defense on February 27, 2023, and a motion for summary judgment on January 12, 2024. The motion for summary judgment will be heard before the Court on February 27 and 29, 2024. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.
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
On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1,200. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont, along with the other defendants, filed a motion to dismiss based on delay on November 29, 2022. On August 22, 2023, the Court granted the motion and dismissed the Ontario complaint for delay. NWG filed an appeal with the Court of Appeal for Ontario on September 21, 2023. On January 9, 2024, the Ontario Superior Court of Justice awarded Newmont C$0.5 in costs. The appeal remains pending and will be heard on April 29, 2024. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.
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
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2023 and 2022, there were $2,123 and $1,872, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2023, the Company’s internal control over financial reporting was effective.
On November 6, 2023, the Company completed the acquisition of Newcrest Mining Limited ("Newcrest") (refer to Note 3 to the Consolidated Financial Statements) which operated under its own set of internal controls. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the Company’s management excluded Newcrest from the evaluation of internal control over financial reporting as of December 31, 2023. Since the acquisition, the Company transitioned certain Newcrest processes to the Company’s internal control processes and added other internal controls over significant processes specific to the tangible and intangible assets acquired and liabilities assumes as a result of the acquisition, and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction. The Company will continue the process of integrating internal controls over financial reporting for Newcrest and plans to incorporate Newcrest in the evaluation of internal controls over financial reporting beginning in the fourth quarter of 2024. Newcrest represented 31% of the Company’s consolidated Total assets as of December 31, 2023, while its Sales comprised 8% of the Company’s consolidated sales for the year ended December 31, 2023.
As permitted by the SEC Staff interpretive guidance for proportionately consolidated entities, the Company’s management excluded NGM from its assessment of internal control over financial reporting at December 31, 2023, as management does not have the ability to dictate, modify or assess the controls at NGM. The Company has implemented internal controls over financial reporting for recognizing its proportionate share of the assets, liabilities, and operations of NGM. Refer to Item 8 "Financial Statements and Supplementary Data" for NGM's "Report of Independent Registered Public Accounting Firm" for Opinion on the Financial Statements and Internal Controls over Financial Reporting.
NGM represented 13% of the Company’s consolidated Total assets at December 31, 2023, while its Sales comprised 19% of the Company’s consolidated sales for the year ended December 31, 2023.
Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s Consolidated Financial Statements at December 31, 2023 and the year then ended included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, at December 31, 2023, which is included herein.
Changes in Internal Controls
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Newmont Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Newmont Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Newmont Corporation (the Company), based on our audit and the report of other auditors, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We did not examine the effectiveness of internal control over financial reporting of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect total assets and sales constituting 13% and 19%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. The effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting, is based solely on the report of the other auditors.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Newcrest Mining Limited, which is included in the 2023 consolidated financial statements of the Company and constituted 31% of total assets as of December 31, 2023 and 8% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Newcrest.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, the related notes and financial statement schedule in Item 15(a)(2) and our report dated February 29, 2024 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.
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
/s/ Ernst & Young LLP
Denver, Colorado
February 29, 2024

ITEM 9B.       OTHER INFORMATION
On February 27, 2024, following review of market compensation, the Company’s Leadership Development and Compensation Committee of the Board of Directors, approved for Ms. Karyn Ovelmen, Executive Vice President and Chief Financial Officer, an annual base salary of $780,000, effective March 1, 2024, and an increase in target long term incentives to $2,700,000, payable in future years according to the terms of the Company’s long term incentive programs; and also approved for Mr. Peter Toth, Executive Vice President and Chief Development Officer, an annual base salary of $710,000, effective March 1, 2024, and an increase in target long term incentives to $2,050,000, payable in future years according to the terms of the Company’s long term incentive programs. Additionally, following review of market compensation, the Company’s Board of Directors approved for Mr. Tom Palmer, President and Chief Executive Officer, an increase in target long term incentives from $8,900,000 to $9,500,000, payable in future years according to the terms of the Company’s long term incentive programs.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard, which has been filed as Exhibit 19 to this annual report. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. During the three months ended December 31, 2023, the following directors and executive officers adopted or terminated Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
On November 8, 2023, Mark Ebel, Interim Chief Legal Officer, terminated a trading arrangement previously adopted with respect to the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Mr. Ebel’s Rule 10b5-1 Trading Plan was adopted on May 23, 2023, had a term of 1 year, and provided for the sale of up to 8,663 shares of common stock pursuant to the terms of the plan. As of the date of termination of the Rule 10b5-1 Trading Plan, Mr. Ebel had sold 549 shares of common stock under its terms. The adoption of such 10b5-1 Trading Plan, and its subsequent termination, each occurred during an open insider trading window and complied with the Company’s standards on insider trading.
On November 28, 2023, Tom Palmer, President, Chief Executive Officer and Director, terminated a previously adopted Rule 10b5-1 Trading Plan. Mr. Palmer’s Rule 10b5-1 Trading Plan was adopted on March 7, 2022, had a term of 2 years, and provided for the sale of up to 264,000 shares of common stock pursuant to the terms of the plan. As of the date of termination of the Rule 10b5-1 Trading Plan, Mr. Palmer had sold 220,000 shares of common stock under its terms. The adoption of such 10b5-1 Trading Plan, and its subsequent termination, each occurred during an open insider trading window and complied with the Company’s standards on insider trading.
Transactions under Section 16 officer trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No other Section 16 director or officer of the Company adopted, modified, or terminated Rule 10b5-1 trading plans during the covered period. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into by Section 16 director or officer of the Company during the covered period.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Newmont’s directors, Audit Committee, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Information concerning Newmont’s executive officers, as of December 31, 2023, is set forth below:

Name	Age	Office
Thomas R. Palmer	56	President and Chief Executive Officer
Robert D. Atkinson	55	Executive Vice President and Chief Operating Officer (1)
Natascha Viljoen	53	Executive Vice President and Chief Operating Officer (1)
Karyn F. Ovelmen	60	Executive Vice President and Chief Financial Officer
Jennifer Cmil	53	Executive Vice President and Chief People Officer
Peter Toth	54	Executive Vice President, Chief Strategy and Sustainability Officer, and Executive, Australia
Dean Gehring	55	Executive Vice President, Chief Integration Officer, and Interim Chief Technology Officer
Mark D. Ebel	57	Interim Chief Legal Officer (2)
Suzanne Retallack	47	Executive Vice President, Chief Safety and Sustainability Officer, and Executive, Australia
Joshua L. Cage	49	Chief Accounting Officer and Controller
____________________________
(1)A planful transition of the Chief Operating Officer role has been underway since October 2023. It is expected that Ms. Viljoen will assume full Chief Operating Officer accountability for all Business Units, effective March 1, 2024.
(2)A transition of the Chief Legal Officer role is also expected in March 2024 when Mr. Peter Wexler joins the Company.
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
Mr. Atkinson is Executive Vice President and Chief Operating Officer of Newmont, positions he has held since June 2019. In connection with the transition of the Chief Operating Officer role to Ms. Viljoen, from October 2023 to early 2024, Mr. Atkinson continued to act as co-Chief Operating Officer and hold accountability for the Company’s Africa, Peru, and Latin America & Caribbean (formally South America) Business Units, as well as for Global Projects, and support the transition of critical operational integration activities. Following completion of the transition of all Business Units to Ms. Viljoen, Mr. Atkinson will be departing the Company, effective May 2, 2024. Prior to joining Newmont, Mr. Atkinson served as Head of Productivity and Technical Support for Rio Tinto from 2016 to 2019. He also formerly served as Chief Operating Officer for Rio Tinto’s portfolio of copper interests in Mongolia, the United States, Chile and Indonesia. Prior to that Mr. Atkinson lead ASX-listed Energy Resources of Australia as Chief Executive and Director and served as General Manager of Weipa Bauxite.
Ms. Viljoen joined Newmont’s Executive Leadership Team in October 2023 as Executive Vice President and Chief Operating Officer. After an onboarding period, Ms. Viljoen assumed accountability for the Company’s Australia and North America Business Units in November 2023 and the newly acquired Papua New Guinea Business Unit. Effective March 1, 2024, Ms. Viljoen will assume accountability for all Business Units. Prior to joining Newmont, Ms. Viljoen served as Chief Executive Officer of Anglo American’s platinum business in South Africa since 2020, having previously held a series of operating and technical positions within the organization, including as Group Head of Processing. Prior to joining Anglo American, she spent six years at Lonmin, where she served on the executive committee as Executive Vice President of Processing, also with responsibility for several wider corporate functions, including sustainability.
Ms. Ovelmen joined Newmont in May 2023 as Executive Vice President and Chief Financial Officer. Ms. Ovelmen has over 30 years of financial, accounting and operating experience across the energy, manufacturing and distribution industries, including over 12 years in Chief Financial Officer roles. Most recently, Ms. Ovelmen has served as a non-executive and independent director of Hess Corporation since November 2020, including as a member of the Audit Committee, and as a non-executive and independent director of ArcelorMittal since May 2015, including as lead independent director, chair of the Audit & Risk Committee and chair of the Appointment

Remuneration and Corporate Governance Committee. From January 2019 to December 2019, Ms. Ovelmen was the Gas Power Transformation Leader for the General Electric Company. Ms. Ovelmen served on the Board of Gates Industrial Corporation plc. as a non-executive director and was a member of their Audit Committee from December 2017 to March 2019. She previously served as Executive Vice President and Chief Financial Officer of Flowserve from June 2015 to February 2017, Chief Financial Officer and Executive Vice President of LyondellBasell Industries NV from 2011 to May 2015, Executive Vice President and Chief Financial Officer of Petroplus Holdings AG from May 2006 to September 2010 and Executive Vice President and Chief Financial Officer of Argus Services Corporation from 2005 to 2006. Prior to that, she was Vice President of External Reporting and Investor Relations for Premcor Refining Group Inc. She also spent 12 years with PricewaterhouseCoopers, primarily serving energy industry accounts, as a Certified Public Accountant.
Ms. Cmil is Executive Vice President and Chief People Officer of Newmont, positions she has held since October 2019. Ms. Cmil first joined Newmont in 2010 as Senior Director, Human Resources. Prior to joining Newmont, Ms. Cmil held leadership positions in human resources across multiple industries, including Vice President of Human Resources at Level 3 Telecommunications, Senior Human Resources Director at KB Home and Human Resources Partner at Sun Microsystems, where she began her career in 1994.
Mr. Toth was promoted to Executive Vice President and Chief Development Officer in June 2023. Mr. Toth joined Newmont in July 2022 as Executive Vice President, Strategic Development and his role was expanded to include Sustainability in September of 2022 to become Executive Vice President and Chief Strategy and Sustainability Officer. Prior to joining Newmont, Mr. Toth worked at Rio Tinto from April 2014, with his last role being Group Executive, Strategy and Development, with accountability for business development/M&A, strategic partnerships, climate and sustainability strategy, closure, and exploration. Mr. Toth has more than 25 years of leadership experience working in the resources industry across various commodities. Mr. Toth has held senior strategic, commercial, and operational roles across Europe, Singapore, Australia and the United Kingdom with Rio Tinto, BHP, and OM Holdings.
Mr. Gehring was promoted to Executive Vice President and Chief Integration Officer in May 2023 and has also served as the Interim Chief Technology Officer since September 2023. Mr. Gehring joined Newmont in 2017 as Regional Senior Vice President, South America and was appointed Executive Vice President and Chief Technology Officer since June 2019 after serving as since June 2017. Mr. Gehring served as Executive Vice President and Chief Development Officer – Peru to lead the Newmont’s Yanacocha operations and the Sulfides project since July 2022. Prior to joining Newmont, Mr. Gehring served 14 years with Rio Tinto in a variety of executive roles including President and Chief Executive Officer of Rio Tinto Minerals from October 2014 to October 2016. Prior roles also included Global Head of Safety and Security and General Manager of Resource Development for the Oyu Tolgoi mine in Mongolia. Mr. Gehring previously worked as Manager of Technical Services at Freeport’s Grasberg mine and held various operational and technical roles with BHP Billiton prior to that.
Mr. Ebel was promoted to Interim Chief Legal Officer in June 2023, after previously serving as Vice President and Associate General Counsel since June 2019. Mr. Ebel joined Newmont in 2011 and served as Associate General Counsel from 2011 to 2019. He is responsible for M&A, financing and a variety of additional transactional and compliance matters. Prior to joining Newmont, Mr. Ebel was Chief Financial Officer and General Counsel at Eyeris Inc., and partner at Holland & Hart, LLP.
Ms. Retallack was appointed as Executive Vice President and Chief Sustainability Officer in June 2023 and Executive, Australia in October 2023. Ms. Retallack previously served as the Company's Senior Vice President for Health, Safety and Security in 2022, and Vice President Health, Safety and Security from March 2019 through 2021. Prior to joining Newmont, Ms. Retallack held several senior roles in Health and Safety, Environment and Security within Rio Tinto from March 2003 to August 2019 and has over 20 years of experience, progressively holding more senior global Health, Safety and Security leadership roles across multiple commodities.
Mr. Cage has served as Vice President, Chief Accounting Officer and Controller since October 2022. Mr. Cage has over 19 years of service with Newmont in roles of progressive responsibility and held the position of Assistant Controller from 2014 to 2022. Prior to that, he served as Senior Director, Business Planning, Site Controller – Indonesia and Director, Technical Accounting and SEC Reporting. Prior to joining Newmont, Mr. Cage held audit manager and senior auditor roles at Ernst & Young and KPMG, respectively.
ITEM 11.       EXECUTIVE COMPENSATION
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth at December 31, 2023 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by security holders (2)	3,296,102	—	21,472,946	(3)
Equity compensation plans not approved by security holders	—	N/A	—
____________________________
(1)The weighted average exercise price does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units.
(2)Newmont’s 2020 Stock Incentive Plan was approved by the stockholders on April 21, 2020. A maximum of 20,000,000 shares of Newmont's Common Stock, plus up to 3,644,782 shares available for grant under the 2013 Incentive Plan as of May 1, 2020, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 21,472,946 shares registered and available to grant under the 2020 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.
(3)Securities remaining available for future issuance under the 2020 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning this item is contained in Newmont’s definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
(a)Financial Statements
(1)The Consolidated Financial Statements, together with the reports of the independent auditors thereon dated February 29, 2024, are included as part of Item 8, Financial Statements and Supplementary Data.
(2)Financial Statement Schedules:
Included on page SCH-1 is Schedule II - Valuation and Qualifying Accounts.
(3)Exhibits:

Exhibit Number		Description

2.1	-
Scheme Implementation Deed, dated as of May 15, 2023, by and among the Registrant, Newmont Overseas Holdings Pty Ltd and Newcrest Mining Limited. Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2023.

2.2	-
First Letter Deed, dated as of September 4, 2023, by and among the Registrant, Newmont Overseas Holdings Pty Ltd and Newcrest Mining Limited. Incorporated by reference to Annex A-II of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on September 5, 2023.

2.3	-
Second Letter Deed, dated as of October 12, 2023, by and among the Registrant, Newmont Overseas Holdings Pty Ltd and Newcrest Mining Limited. Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on October 26, 2023.

3.1	-
Second Amended and Restated Certificate of Incorporation of Registrant, dated November 3, 2023. Incorporated by reference to Exhibit 3.1 to Registrants’ Form 8-K filed with the Securities and Exchange Commission on November 6, 2023.

3.2	-
By-Laws of the Registrant's amended and restated as of January 17, 2023. Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2023.

4.1	-
Indenture, dated as of March 22, 2005, among the Registrant, Newmont USA Limited and Citibank, N.A. (including the form of notes and form of guarantee under Article 2 thereof). Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

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
First Supplemental Indenture, dated September 18, 2009, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 6.250% Senior Note due 2039, and forms of Guaranty for the 2039 Notes). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2009.

4.6	-
Second Supplemental Indenture, dated March 8, 2012, among Registrant, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 4.875% Senior Note due 2042, and forms of Guaranty for the 2042 Notes). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2012.

4.7	-
Third Supplemental Indenture, dated as of September 16, 2019, among Registrant, Newmont USA Limited and the Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2019.

4.8	-
Form of 2.800% Senior Notes due 2029 (included as Exhibit A of Exhibit 4.7). Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2019.

4.9	-
Form of Guaranty for the 2.800% Senior Notes due 2029 (included as Exhibit A of Exhibit 4.7). Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2019.

4.1	-
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

4.12	-
Fifth Supplemental Indenture, dated as of December 20, 2021, among the Company, the Guarantor and the Trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2021.

4.13	-
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
Form of 5.450% Notes due 2044 (included as Exhibit C of Exhibit 4.14). Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 23, 2019.

4.16	-
Indenture, dated as of December 28, 2023, by and among Registrant, Newcrest Finance Pty Limited, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2023.

4.17	-
Form of 3.250% Notes due 2030 (included as Exhibit A of Exhibit 4.16). Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2023.

4.18	-
Form of 5.75% Notes due 2041 (included as Exhibit B of Exhibit 4.16). Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2023.

4.19	-
Form of 4.200% Notes due 2050 (included as Exhibit C of Exhibit 4.16). Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2023.

4.20	-
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. The Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

4.21	-	Description of Securities of Registrant registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed herewith.

10.1*	-
2005 Stock Incentive Plan, amended and restated effective October 26, 2005. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 31, 2005.

10.2*	-	2013 Stock Incentive Plan. Incorporated by reference to Appendix A of the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 7, 2013.

10.3*	-	2020 Stock Incentive Plan. Incorporated by reference to Annex A of the Registrant's Schedule 14A filed with the Securities and Exchange Commission on March 6, 2020.

10.4*	-
Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to the 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

10.5*	-
Form of Award Agreement used for non-employee Directors to grant director stock units pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 26, 2013.

10.6*	-
Form of Global 2018 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.7*	-
Form of Global 2019 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Registrants Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020.

10.8*	-
Offer of Director Stock Units to Australian Resident Directors regarding the grant of Director Stock Units under the Registrant’s 2013 Stock Incentive Plan to eligible Australian resident directors of Registrant. Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

10.9*	-
Form of Global 2020 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 5, 2020.

10.10*	-
Form of Global 2020 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant’s 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on July 30, 2020.

10.11*	-
Form of Global 2022 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith. Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the period ending March 31, 2022, filed with the Securities and Exchange Commission on April 22, 2022.

10.12*	-
2023 Form of Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the period ending March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023.

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
2020 Form of Award Agreement used for Executive Officers to grant performance leveraged stock units, pursuant to Registrant’s 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ending June 30, 2020, filed with the Securities and Exchange Commission on July 20, 2020.

10.16*	-
2020 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant’s 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ending June 30, 2020, filed with the Securities and Exchange Commission on July 20, 2020.

10.17*	-
2021 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.18*	-
2022 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending March 31, 2022, filed with the Securities and Exchange Commission on April 22, 2022.

10.19*	-
2023 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ending March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023.

10.20*	-
2021 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.21*	-
2022 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ending March 31, 2022, filed with the Securities and Exchange Commission on April 22, 2022.

10.22*	-
2023 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ending March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023.

10.23*	-
2021 Restricted Stock Unit Agreement for supplemental restricted stock unit award to Blake Rhodes, dated November 1, 2021. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on October 28, 2021.

10.24*	-
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

10.27*	-
Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2021. Incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021.

10.28*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2022, filed herewith. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending June 30, 2022, filed with the Securities and Exchange Commission on July 25, 2022.

10.29*	-
Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2022, filed herewith. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ending June 30, 2022, filed with the Securities and Exchange Commission on July 25, 2022.

10.30*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2023. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023.

10.31*	-
Newmont Section 16 Officer and Senior Executive Short-Term Incentive Program, as amended effective January 1, 2023. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 20, 2023.

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
Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2022, filed herewith. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ending June 30, 2022, filed with the Securities and Exchange Commission on July 25, 2022.

10.35*	-
Newmont Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2023. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ending March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023.

10.36*	-
Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.37*	-
Amendment One to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012, and Amendment Two to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.38*	-
Amendment Three to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.39*	-
Form of Waiver and Release Agreement to the December 31, 2008 Executive Change of Control Plan of Newmont USA Limited, a wholly owned subsidiary of Registrant, effective December 31, 2017. Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.40*	-
Amendment Four to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.41*	-
2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.42*	-
Amendment One to the 2012 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.43*	-
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

10.45*	-
Amendment Two to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015.

10.46*	-
Amendment Three to the Executive Severance Plan of Newmont. Incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017.

10.47*	-	Goldcorp Inc. Amended and Restated 2005 Stock Option Plan. Incorporated by reference to Exhibit 99.1 to Registrant’s Form S-8 filed with the Securities and Exchange Commission on June 14, 2019.

10.48	-
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

10.49	-
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

10.51	-
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

10.52	-
First Amendment Agreement, dated as of March 30, 2021, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 31, 2021.

10.53	-
Second Amendment Agreement, dated as of April 14, 2023, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for the period ended March 31, 2023 filed with the Securities and Exchange Commission on April 27, 2023.

10.54	-
Amended and Restated Credit Agreement, dated as of February 15, 2024, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, the lenders issuing banks party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on February 22, 2024.

10.55	-
Amended and Restated Limited Liability Company Agreement of Nevada Gold Mines LLC, dated July 1, 2019, among Barrick Gold Corporation, Barrick Nevada Holding LLC, Registrant, Newmont USA Limited and Nevada Gold Mines LLC. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

10.56	-	Newmont Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2023, as amended, filed herewith.

10.57	-	2024 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.58	-	2024 Form of Award Agreement used globally to grant off cycle restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.59	-	2024 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

19	-	Stock Trading Standard of Newmont Corporation, filed herewith.

21	-	Subsidiaries of Newmont Corporation, filed herewith.

22	-	Guarantor Subsidiaries of Newmont Corporation and issuers of guaranteed securities, filed herewith.

23.1	-	Consent of Ernst & Young LLP, filed herewith.

23.2	-	Consent of PricewaterhouseCoopers LLP, filed herewith.

23.3	-	Consent of Qualified Person, filed herewith.

24	-	Power of Attorney, filed herewith.

31.1	-
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

32.1	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, furnished herewith.

32.2	-	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, furnished herewith.

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

96.1	-	Peñasquito Operations, Mexico, Technical Report Summary, effective as of December 31, 2023, filed herewith.

96.2	-
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

96.5	-
Pueblo Viejo, Technical Report Summary, effective as of December 31, 2022. Incorporated by reference to Exhibit 96.5 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 23, 2023.

96.6	-	Cadia Operations, Australia, Technical Report Summary, effective as of December 31, 2023, filed herewith.

96.7	-	Lihir Operations, Papua New Guinea, Technical Report Summary, effective as of December 31, 2023, filed herewith.

97.1	-	Newmont Corporation Policy for the Recovery of Erroneously Awarded Compensation, filed herewith.

101	-	101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

104	-	Cover Page Interactive Data File (embedded within the XBRL document)

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

NEWMONT CORPORATION

By:	/s/ MARK D. EBEL
Mark D. Ebel Interim Chief Legal Officer
February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2024.

Signature	Title

*	President, Chief Executive Officer and Director
Thomas R. Palmer	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Karyn F. Ovelmen	(Principal Financial Officer)

*	Group Head - Accounting
Joshua L. Cage	(Principal Accounting Officer)

Philip Aiken, AM*	Director

Patrick G. Awuah, Jr.*	Director

Gregory H. Boyce*	Non-Executive Chair

Bruce R. Brook*	Director

Maura J. Clark*	Director

Emma FitzGerald*	Director

Mary Laschinger*	Director

Sally-Anne Layman*	Director

José Manuel Madero Garza*	Director

René Médori*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

Susan N. Story*	Director

*By:	/s/ MARK D. EBEL
Mark D. Ebel Attorney-in-Fact

SCH- 1

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$3,994	$3,791	$3,418
Additions due to acquisition of Newcrest	300	—	—
Additions to deferred income tax expense	565	370	769
Reduction of deferred income tax expense	(207)	(109)	(350)
Additions and reductions reflected in other components of the financial statements	—	(58)	(46)
Balance at end of year	$4,652	$3,994	$3,791
Refer to Note 10 of the Consolidated Financial Statements for additional information.
SCH- 2