Form 10-Q
period 2024-03-31
NEWMONT Corp /DE/
filed 2024-04-29
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 1,153,140,195 shares of common stock outstanding on April 22, 2024.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
pound	United States Pound
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
DTA	Deferred tax asset
DTL	Deferred tax liability
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EIA	Environmental Impact Assessment
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
GITSM	Global Industry Standard on Tailings Management
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rate
LBMA	London Bullion Market Association
LME	London Metal Exchange
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
SOFR	Secured Overnight Financing Rate
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
FIRST QUARTER 2024 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2024	2023
Financial Results:
Sales	$4,023	$2,679
Gold	$3,341	$2,303
Copper	$297	$110
Silver	$201	$117
Lead	$60	$32
Zinc	$124	$117
Costs applicable to sales (1)	$2,106	$1,482
Gold	$1,690	$1,239
Copper	$161	$53
Silver	$111	$82
Lead	$36	$22
Zinc	$108	$86
Net income (loss) from continuing operations	$175	$351
Net income (loss)	$179	$363
Net income (loss) from continuing operations attributable to Newmont stockholders	$166	$339
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.15	$0.42
Net income (loss) attributable to Newmont stockholders	$0.15	$0.44
Adjusted net income (loss) (2)	$630	$320
Adjusted net income (loss) per share, diluted (2)	$0.55	$0.40
Earnings before interest, taxes and depreciation and amortization (2)	$1,175	$1,065
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$1,694	$990
Net cash provided by (used in) operating activities of continuing operations	$776	$481
Free cash flow (2)	$(74)	$(45)
Cash dividends paid per common share in the period ended March 31	$0.25	$0.40
Cash dividends declared per common share for the period ended March 31	$0.25	$0.40
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
FIRST QUARTER 2024 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended March 31,
	2024	2023
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,619	1,233
Sold	1,599	1,208
Attributable gold ounces (thousands):
Produced (1)	1,675	1,273
Sold (2)	1,581	1,188
Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	489	288
Sold	502	265
Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	81	26
Tonnes (thousands)	36	12
Sold copper:
Pounds (millions)	80	26
Tonnes (thousands)	36	12
Produced silver (million ounces)	9	7
Sold silver (million ounces)	10	6
Produced lead:
Pounds (millions)	61	41
Tonnes (thousands)	28	19
Sold lead:
Pounds (millions)	65	36
Tonnes (thousands)	29	17
Produced zinc:
Pounds (millions)	127	102
Tonnes (thousands)	58	46
Sold zinc:
Pounds (millions)	135	99
Tonnes (thousands)	61	45
Average realized price:
Gold (per ounce)	$2,090	$1,906
Copper (per pound)	$3.72	$4.18
Silver (per ounce)	$20.41	$19.17
Lead (per pound)	$0.92	$0.86
Zinc (per pound)	$0.92	$1.18
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,057	$1,025
Gold equivalent ounces - other metals (per ounce) (3)	$829	$918
All-in sustaining costs: (5)
Gold (per ounce)	$1,439	$1,376
Gold equivalent ounces - other metals (per ounce) (3)	$1,148	$1,322
____________________________
(1)Attributable gold ounces produced includes 54 and 60 thousand ounces for the three months ended March 31, 2024 and 2023, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment. For the three months ended March 31, 2024, Attributable gold ounces produced also includes 21 thousand ounces related to the Fruta del Norte mine, which is wholly owned by Lundin Gold, in which the Company holds a 31.9% interest at March 31, 2024 and is accounted for as an equity method investment on a quarter lag.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine and the Fruta del Norte mine.
(3)Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price. Refer to Results of Consolidated Operations within Part I, Item 2, MD&A for further information.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

First Quarter 2024 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $166 or $0.15 per diluted share, a decrease of $173 from the prior-year quarter primarily due to the Loss on assets held for sale of $485 and an increase in Costs applicable to sales, partially offset by an increase in Sales resulting from higher sales volumes for all metals and a higher average realized price for gold, an increase to attributable net income of $224 related to the acquired Newcrest sites, and higher production at Tanami, compared to the prior period, due to significant rainfall in early 2023.
•Adjusted net income: Reported Adjusted net income of $630 or $0.55 per diluted share, an increase of $0.15 per diluted share from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $1,694 in Adjusted EBITDA, an increase of 71% from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $776, an increase of 61% from the prior year, and free cash flow of $(74) (see Non-GAAP Financial Measures within Part I, Item 2, MD&A). Net cash provided by (used in) operating activities included a payment of $291 on the Stamp Duty, related to the Newcrest transaction, in the first quarter of 2024.
•Portfolio Updates: Announced intent to divest six non-core assets, which include CC&V, Musselwhite, Porcupine, Éléonore, Telfer and Akyem, as well as the Coffee development project in Canada.
•ESG: In April 2024, published our Annual Sustainability Report, providing a transparent view of ESG performance, and the Taxes and Royalties Contribution Report, providing an overview of the Company's tax strategy and economic contributions as part of its commitment to shared value creation.
•Attributable gold production: Produced 1.7 million attributable ounces of gold and 489 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $2.3 billion of consolidated cash, cash of $342 included in Current assets held for sale, and $6.7 billion of total liquidity; declared a dividend of $0.25 per share in April 2024.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended March 31,
	2024	2023
Sales (Note 6)	$4,023	$2,679

Costs and expenses:
Costs applicable to sales (1)	2,106	1,482
Depreciation and amortization	654	461
Reclamation and remediation (Note 7)	98	66
Exploration	53	48
Advanced projects, research and development	53	35
General and administrative	101	74
Loss on assets held for sale (Note 5)	485	—
Other expense, net (Note 8)	73	8
	3,623	2,174
Other income (expense):
Other income (loss), net (Note 9)	121	99
Interest expense, net of capitalized interest	(93)	(65)
	28	34
Income (loss) before income and mining tax and other items	428	539
Income and mining tax benefit (expense) (Note 10)	(260)	(213)
Equity income (loss) of affiliates (Note 13)	7	25
Net income (loss) from continuing operations	175	351
Net income (loss) from discontinued operations	4	12
Net income (loss)	179	363
Net loss (income) attributable to noncontrolling interests (Note 1)	(9)	(12)
Net income (loss) attributable to Newmont stockholders	$170	$351

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$166	$339
Discontinued operations	4	12
	$170	$351
Weighted average common shares (millions):
Basic	1,153	794
Effect of employee stock-based awards	—	1
Diluted	1,153	795

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$0.15	$0.42
Discontinued operations	—	0.02
	$0.15	$0.44
Diluted:
Continuing operations	$0.15	$0.42
Discontinued operations	—	0.02
	$0.15	$0.44
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$179	$363
Other comprehensive income (loss):
Change in marketable securities, net of tax	—	(1)
Foreign currency translation adjustments	5	(1)
Change in pension and other post-retirement benefits, net of tax	—	(1)
Change in cash flow hedges, net of tax	(35)	(3)
Other comprehensive income (loss)	(30)	(6)
Comprehensive income (loss)	$149	$357

Comprehensive income (loss) attributable to:
Newmont stockholders	$140	$345
Noncontrolling interests	9	12
	$149	$357
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31, 2024	At December 31, 2023
ASSETS
Cash and cash equivalents	$2,336	$3,002
Trade receivables (Note 6)	782	734
Investments (Note 13)	23	23
Inventories (Note 14)	1,385	1,663
Stockpiles and ore on leach pads (Note 15)	745	979
Derivative assets (Note 12)	114	198
Other current assets	765	913
Current assets held for sale (Note 5)	5,656	—
Current assets	11,806	7,512
Property, plant and mine development, net	33,564	37,563
Investments (Note 13)	4,138	4,143
Stockpiles and ore on leach pads (Note 15)	1,837	1,935
Deferred income tax assets	210	268
Goodwill	2,792	3,001
Derivative assets (Note 12)	412	444
Other non-current assets	576	640
Total assets	$55,335	$55,506

LIABILITIES
Accounts payable	$698	$960
Employee-related benefits	414	551
Income and mining taxes payable	136	88
Lease and other financing obligations	99	114
Debt (Note 16)	—	1,923
Other current liabilities (Note 17)	1,784	2,362
Current liabilities held for sale (Note 5)	2,351	—
Current liabilities	5,482	5,998
Debt (Note 16)	8,933	6,951
Lease and other financing obligations	436	448
Reclamation and remediation liabilities (Note 7)	6,652	8,167
Deferred income tax liabilities	3,094	2,987
Employee-related benefits	610	655
Silver streaming agreement	753	779
Other non-current liabilities (Note 17)	300	316
Total liabilities	26,260	26,301

Commitments and contingencies (Note 20)

EQUITY
Common stock	1,855	1,854
Treasury stock	(274)	(264)
Additional paid-in capital	30,436	30,419
Accumulated other comprehensive income (loss) (Note 18)	(16)	14
(Accumulated deficit) Retained earnings	(3,111)	(2,996)
Newmont stockholders' equity	28,890	29,027
Noncontrolling interests	185	178
Total equity	29,075	29,205
Total liabilities and equity	$55,335	$55,506
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$179	$363
Non-cash adjustments:
Depreciation and amortization	654	461
Loss on assets held for sale (Note 5)	485	—
Net (income) loss from discontinued operations	(4)	(12)
Reclamation and remediation	94	61
Deferred income taxes	53	15
Change in fair value of investments (Note 9)	(31)	(41)
Other non-cash adjustments	12	(4)
Net change in operating assets and liabilities (Note 19)	(666)	(362)
Net cash provided by (used in) operating activities	776	481

Investing activities:
Additions to property, plant and mine development	(850)	(526)
Proceeds from asset and investment sales	35	181
Return of investment from equity method investees	25	—
Purchases of investments	(23)	(525)
Contributions to equity method investees	(15)	(41)
Proceeds from maturities of investments	—	557
Other	30	12
Net cash provided by (used in) investing activities	(798)	(342)

Financing activities:
Proceeds from issuance of debt, net	3,476	—
Repayment of debt	(3,423)	—
Dividends paid to common stockholders	(288)	(318)
Distributions to noncontrolling interests	(41)	(34)
Funding from noncontrolling interests	22	41
Payments on lease and other financing obligations	(18)	(16)
Payments for withholding of employee taxes related to stock-based compensation	(10)	(22)
Other	(17)	(1)
Net cash provided by (used in) financing activities	(299)	(350)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(8)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	(324)	(219)
Less: cash and restricted cash reclassified to assets held for sale (1)	(395)	—
Net change in cash, cash equivalents and restricted cash	(719)	(219)
Cash, cash equivalents and restricted cash at beginning of period	3,100	2,944
Cash, cash equivalents and restricted cash at end of period	$2,381	$2,725

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,336	$2,657
Restricted cash included in other current assets	6	1
Restricted cash included in other non-current assets	39	67
Total cash, cash equivalents and restricted cash	$2,381	$2,725
___________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including $342 of Cash and cash equivalents and $53 of restricted cash, included in Other current assets and Other non-current assets, were reclassified to Current assets held for sale and Current liabilities held for sale, respectively. Refer to Note 5 for additional information.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,159	$1,854	(7)	$(264)	$30,419	$14	$(2,996)	$178	$29,205
Net income (loss)	—	—	—	—	—	—	170	9	179
Other comprehensive income (loss)	—	—	—	—	—	(30)	—	—	(30)
Dividends declared (1)	—	—	—	—	—	—	(285)	—	(285)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(35)	(35)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	33	33
Withholding of employee taxes related to stock-based compensation	—	—	—	(10)	—	—	—	—	(10)
Stock-based awards and related share issuances	1	1	—	—	17	—	—	—	18
Balance at March 31, 2024	1,160	$1,855	(7)	$(274)	$30,436	$(16)	$(3,111)	$185	$29,075
____________________________
(1)Cash dividends paid per common share were $0.25 for the three months ended March 31, 2024.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	799	$1,279	(6)	$(239)	$17,369	$29	$916	$179	$19,533
Net income (loss)	—	—	—	—	—	—	351	12	363
Other comprehensive income (loss)	—	—	—	—	—	(6)	—	—	(6)
Dividends declared (1)	—	—	—	—	—	—	(319)	—	(319)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(22)	—	—	—	—	(22)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2023	800	$1,281	(7)	$(261)	$17,386	$23	$948	$182	$19,559
____________________________
(1)Cash dividends paid per common share were $0.40 for the three months ended March 31, 2023.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation and its subsidiaries (collectively, “Newmont,” “we,” “us,” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2023 filed on February 29, 2024 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.
Newcrest Transaction
On November 6, 2023, the Company completed its business combination transaction with Newcrest Mining Limited, a public Australian mining company limited by shares ("Newcrest"), whereby Newmont, through Newmont Overseas Holdings Pty Ltd, an Australian proprietary company limited by shares (“Newmont Sub”), acquired all of the ordinary shares of Newcrest in a fully stock transaction for total non-cash consideration of $13,549. Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The combined company continues to be traded on the New York Stock Exchange under the ticker NEM. The combined company is also listed on the Toronto Stock Exchange under the ticker NGT, on the Australian Securities Exchange under the ticker NEM, and on the Papua New Guinea Securities Exchange under the ticker NEM. Refer to Note 3 for further information.
Noncontrolling Interests
Net loss (income) attributable to noncontrolling interest is comprised of income of $9 and $12 for the three months ended March 31, 2024 and 2023, respectively, related to Suriname Gold project C.V. (“Merian”). Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold, but also for copper, silver, lead, and zinc. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; certain Derivative assets; Deferred income tax assets; and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19, and geopolitical and macroeconomic pressures such as the Russian invasion of Ukraine. The Company continues to experience the impacts from recent geopolitical and macroeconomic pressures. With the resulting volatile environment, the Company continues to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions as well as an uncertain and evolving labor market.
The following factors could have further potential short- and, possibly, long-term material adverse impacts on the Company including, but not limited to, volatility in commodity prices and the prices for gold and other metals, changes in the equity and debt markets or country specific factors adversely impacting discount rates, significant cost inflation impacts on production, capital and asset retirement costs, logistical challenges, workforce interruptions and financial market disruptions, energy market disruptions, as well as potential impacts to estimated costs and timing of projects.
Refer to Note 20 below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Assets Held for Sale
We classify long-lived assets, or disposal groups comprising of assets and liabilities, as held for sale in the period in which the following six criteria are met, (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company ceases depreciation and amortization on long-lived assets (or disposal groups) classified as held for sale, and measures them at the lower of carrying value or estimated fair value less cost to sell.
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
Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules
SEC Final Climate Rule
In March 2024, the SEC issued a final rule that requires registrants to disclose climate-related information in their annual reports and in registration statements. In April 2024, the SEC chose to stay the newly adopted rulemaking pending judicial review of related consolidated Eighth Circuit petitions. If the stay is lifted, certain disclosures may be required in annual reports for the year ending December 31, 2025, filed in 2026. The Company is currently evaluating the impacts of the rules on its consolidated financial statements.
Improvement to Income Tax Disclosures
In December 2023, ASU 2023-09 was issued which requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a qualitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impacts of the guidance on its consolidated financial statements.
Segments Reporting
In November 2023, ASU 2023-07 was issued which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280 and is effective starting in annual periods beginning after December 15, 2023. The adoption is not expected to have a material impact on the Company's consolidated financial statements or disclosures.
NOTE 3     BUSINESS ACQUISITION
On November 6, 2023 (the “acquisition date”), Newmont completed its business combination transaction with Newcrest, a public Australian mining company limited by shares, whereby Newmont, through Newmont Sub, acquired all of the ordinary shares of Newcrest, pursuant to a court-approved scheme of arrangement under Part 5.1 of the Australian Corporations Act 2001 (Cth) between Newcrest and its shareholders, as contemplated by a scheme implementation deed, dated as of May 15, 2023, by and among Newmont, Newmont Sub and Newcrest, as amended from time to time. Upon implementation, Newmont completed the business acquisition of Newcrest, in which Newmont was the acquirer and Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The acquisition of Newcrest increased the Company’s gold and other metal reserves and expanded the operating jurisdictions.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The acquisition date fair value of the consideration transferred consisted of the following:

(in millions, except share and per share data)	Shares	Per Share	Purchase Consideration
Stock Consideration
Shares of Newmont exchanged for Newcrest outstanding ordinary shares	357,691,627	$37.88	$13,549

Total Purchase Price			$13,549
The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Newcrest has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes. The goodwill balance is mainly attributable to: (i) the acquisition of existing operating mines with access to an assembled workforce that cannot be duplicated at the same costs by new entrants; (ii) operating synergies anticipated from the integration of the operations of Newmont and Newcrest; and (iii) the application of Newmont’s Full Potential program and potential strategic and financial benefits that include the increase in reserve base and opportunities to identify additional mineralization through exploration activities.
As of March 31, 2024, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Newcrest is preliminary. At March 31, 2024, remaining items to finalize include the fair value of materials and supplies inventories, property plant and mine development, goodwill, reclamation and remediation liabilities, employee-related benefits, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to implement Newmont accounting policies and refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Newmont’s measurement period, which is not to exceed one year from the acquisition date.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table summarizes the preliminary purchase price allocation for the Newcrest transaction as of March 31, 2024:

ASSETS	March 31, 2024
Cash and cash equivalents	$668
Trade receivables	212
Inventories	722
Stockpiles and ore on leach pads	137
Derivative assets	42
Other current assets	194
Current assets	1,975
Property, plant and mine development, net (1)	13,509
Investments	990
Stockpiles and ore on leach pads	131
Deferred income tax assets (2)	179
Goodwill (3)	2,535
Derivative assets	362
Other non-current assets	93
Total assets	19,774

LIABILITIES
Accounts payable	344
Employee-related benefits	143
Lease and other financing obligations	16
Debt	1,923
Other current liabilities	336
Current liabilities	2,762
Debt	1,373
Lease and other financing obligations	35
Reclamation and remediation liabilities	393
Deferred income tax liabilities (2)	1,429
Employee-related benefits	222
Other non-current liabilities	11
Total liabilities	6,225

Net assets acquired	$13,549
____________________________
(1)During the first quarter of 2024, measurement period adjustments of $326 increased Property, plant and mine development, net, from refinements to the preliminary valuation of the Canadian assets.
(2)Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and a tax basis increase to the preliminary fair value of the assets acquired in Australia and the historical carryover tax basis of assets and liabilities in all other jurisdictions. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill. Current period adjustments resulted in deferred income tax assets decreasing by $10 and deferred income tax liabilities increasing by $98 during the quarter.
(3)Preliminary goodwill is attributable to reportable segments as follows: $1,089 to Brucejack; $404 to Red Chris; $427 to Cadia; and $615 to Lihir. During the first quarter of 2024, the Company identified and recorded measurement period adjustments to the Company's preliminary purchase price allocation, as a result of additional analysis performed. These adjustments resulted in a reduction in Goodwill of $209.
Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Newcrest revenue of $992 and Newcrest net income (loss) of $224 for the three months ended March 31, 2024.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Newcrest transaction occurred on January 1, 2022.

Three Months Ended March 31, 2023
Sales	$3,862
Net income (loss) attributable to Newmont stockholders	$593

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). The reportable segments of the Company comprise each of its 17 mining operations that it manages, which includes its 70.0% proportionate interest in Red Chris, and its 38.5% proportionate interest in Nevada Gold Mines ("NGM") which it does not directly manage.
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
The financial information relating to the Company’s segments is as follows:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended March 31, 2024
Brucejack (2)	$72	$74	$35	$—	$(37)	$16
Red Chris (2)
Gold	16	7	2
Copper	46	31	8
Total Red Chris	62	38	10	2	11	35
Peñasquito:
Gold	92	38	15
Silver	201	111	44
Lead	60	36	14
Zinc	124	108	36
Total Peñasquito	477	293	109	2	62	32
Merian	155	90	19	4	39	18
Cerro Negro	153	63	30	5	51	46
Yanacocha	186	88	28	2	20	24
Boddington:
Gold	299	144	26
Copper	77	48	9
Total Boddington	376	192	35	1	157	28
Tanami	188	82	25	8	82	85
Cadia: (2)
Gold	248	74	28
Copper	167	67	27
Total Cadia	415	141	55	5	222	111
Lihir (2)	377	171	35	6	163	55
Ahafo	381	159	51	5	178	90
NGM	559	314	107	5	128	118
Corporate and Other	—	—	12	44	(562)	4
Held for sale (3)
CC&V	59	40	3	1	(92)	5
Musselwhite	101	57	18	2	(59)	26
Porcupine	125	63	23	2	34	40
Éléonore	116	80	19	4	12	21
Telfer: (2)
Gold	59	70	8
Copper	7	15	2
Total Telfer	66	85	10	4	(24)	10
Akyem	155	76	30	4	43	9
Consolidated	$4,023	$2,106	$654	$106	$428	$773
____________________________
(1)Includes a decrease in accrued capital expenditures of $77. Consolidated capital expenditures on a cash basis were $850.
(2)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(3)Refer to Note 5 for further information on held for sale. The Coffee development project disposal group is included in Corporate and other.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended March 31, 2023
CC&V	$91	$51	$7	$3	$27	$10
Musselwhite	83	58	19	1	6	14
Porcupine	123	70	29	4	15	22
Éléonore	129	75	27	1	26	14
Peñasquito:
Gold	110	67	20
Silver	117	82	25
Lead	32	22	7
Zinc	117	86	24
Total Peñasquito	376	257	76	3	22	35
Merian	159	85	18	3	53	14
Cerro Negro	116	70	31	2	7	35
Yanacocha	100	56	16	3	—	63
Boddington:
Gold	381	167	28
Copper	110	53	9
Total Boddington	491	220	37	2	233	37
Tanami	123	61	19	4	40	74
Ahafo	249	130	39	6	71	90
Akyem	148	63	29	3	49	10
NGM	491	286	106	7	85	84
Corporate and Other	—	—	8	41	(95)	6
Consolidated	$2,679	$1,482	$461	$83	$539	$508
____________________________
(1)Includes a decrease in accrued capital expenditures of $18; consolidated capital expenditures on a cash basis were $526.
NOTE 5    ASSETS AND LIABILITIES HELD FOR SALE
Based on a comprehensive review of the Company’s portfolio of assets, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested include the CC&V, Musselwhite, Porcupine, Éléonore, Telfer, and Akyem reportable segments, and the Coffee development project which is included within Corporate and other. The Telfer disposal group also includes the Havieron development project, which is 70% owned by the Company and accounted for under proportionate consolidation, and other related assets.
Based on progress made through the Company's active sales program and management’s expectation that the sale is probable and will be completed within 12 months, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale in February 2024. As of December 31, 2023, the aggregate net book value of the non-core assets and the development project was $3,419.
Upon meeting the requirements to be presented as held for sale, the six non-core assets and the development project were recorded at the lower of the carrying value or fair value, less costs to sell, resulting in a write-down of $352 recognized for the three months ended March 31, 2024 within Loss on assets held for sale. As a result, the aggregate net book value of the non-core assets and the development project was $3,305 at March 31, 2024. The write-down resulted in a tax impact of $133, resulting in a total loss of $485 recognized for the three months ended March 31, 2024 within Loss on assets held for sale.
The estimated fair values were determined using the income approach and are considered a non-recurring level 3 fair value measurement. Significant inputs to the fair value measured included (i) cash flow information available to the Company, (ii) a short-term gold price of $2,175 per ounce, (iii) a long-term gold price of $1,700 per ounce, (iv) current estimates of reserves, resources, and exploration potential, and (v) a reporting unit specific discount rate in the range of 5.875% to 11.875%. Additional losses may be incurred as the Company continues its active sales program or as fair value estimates change.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table presents the carrying value of the major classes of assets and liabilities held for sale by disposal group, prior to recognition of the write-down of $352, as of March 31, 2024:

	CC&V	Musselwhite	Porcupine	Éléonore	Telfer	Akyem	Coffee Project (1)	Total
Assets held for sale:
Property, plant and mine development, net	$82	$991	$1,366	$706	$380	$522	$321	$4,368
Other assets	459	38	132	162	327	521	1	1,640
Carrying value of assets held for sale	$541	$1,029	$1,498	$868	$707	$1,043	$322	$6,008

Liabilities held for sale:
Reclamation and remediation liabilities	$279	$78	$543	$83	$207	$398	$3	$1,591
Other liabilities	36	253	209	58	127	74	3	760
Carrying value of liabilities held for sale	$315	$331	$752	$141	$334	$472	$6	$2,351
____________________________
(1)The Coffee Project is included in Corporate and other.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2024
Brucejack (1)	$49	$23	$72
Red Chris: (1)
Gold	—	16	16
Copper	—	46	46
Total Red Chris	—	62	62
Peñasquito:
Gold	—	92	92
Silver (2)	—	201	201
Lead	—	60	60
Zinc	—	124	124
Total Peñasquito	—	477	477
Merian	148	7	155
Cerro Negro	153	—	153
Yanacocha	186	—	186
Boddington:
Gold	74	225	299
Copper	—	77	77
Total Boddington	74	302	376
Tanami	188	—	188
Cadia: (1)
Gold	33	215	248
Copper	—	167	167
Total Cadia	33	382	415
Lihir (1)	377	—	377
Ahafo	381	—	381
NGM (3)	529	30	559
Held for sale (4)
CC&V	59	—	59
Musselwhite	101	—	101
Porcupine	125	—	125
Éléonore	116	—	116
Telfer: (1)
Gold	7	52	59
Copper	—	7	7
Total Telfer	7	59	66
Akyem	155	—	155
Consolidated	$2,681	$1,342	$4,023
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)Silver sales from concentrate includes $27 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $530 for the three months ended March 31, 2024.
(4)Refer to Note 5 for further information on held for sale.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2023
CC&V	$91	$—	$91
Musselwhite	83	—	83
Porcupine	123	—	123
Éléonore	129	—	129
Peñasquito:
Gold	15	95	110
Silver (1)	—	117	117
Lead	—	32	32
Zinc	—	117	117
Total Peñasquito	15	361	376
Merian	159	—	159
Cerro Negro	116	—	116
Yanacocha	94	6	100
Boddington:
Gold	93	288	381
Copper	—	110	110
Total Boddington	93	398	491
Tanami	123	—	123
Ahafo	249	—	249
Akyem	148	—	148
NGM (2)	473	18	491
Consolidated	$1,896	$783	$2,679
____________________________
(1)Silver sales from concentrate includes $16 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $481 for the three months ended March 31, 2023.
Trade Receivables and Provisional Sales
At March 31, 2024 and December 31, 2023, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. The impact to Sales from changes in pricing on provisional sales was an increase of $40 and $22 for the three months ended March 31, 2024 and 2023, respectively.
At March 31, 2024, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	209	$2,222
Copper (pounds, in millions)	76	$3.99
Silver (ounces, in millions)	5	$24.82
Lead (pounds, in millions)	46	$0.92
Zinc (pounds, in millions)	87	$1.10
Molybdenum (pounds, in millions) (2)	1	$19.81
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
(2)Molybdenum is a by-product at the Cadia site and is recognized as a reduction to Costs applicable to sales.
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2024	2023
Reclamation adjustments and other	$3	$2
Reclamation accretion	85	60
Reclamation expense	88	62

Remediation adjustments and other	8	2
Remediation accretion	2	2
Remediation expense	10	4
Reclamation and remediation	$98	$66
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2024	2023	2024	2023
Balance at January 1, (1)	$8,385	$6,731	$401	$373
Additions, changes in estimates, and other	—	—	5	—
Payments, net	(53)	(41)	(6)	(5)
Accretion expense	85	60	2	2
Reclassification to Current liabilities held for sale (2)	(1,571)	—	(20)	—
Balance at March 31,	$6,846	$6,750	$382	$370
___________________________
(1)The Newcrest transaction occurred on November 6, 2023, resulting in an increase in the beginning balance at January 1, 2024, as compared to the beginning balance at January 1, 2023. Refer to Note 3 for further information.
(2)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including Reclamation and remediation liabilities, were reclassified to Current assets held for sale and Current liabilities held for sale, respectively. Refer to Note 5 for additional information.

	At March 31, 2024			At December 31, 2023
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$510	$66	$576	$558	$61	$619
Non-current (2)	6,336	316	6,652	7,827	340	8,167
Total (3)	$6,846	$382	$7,228	$8,385	$401	$8,786
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $4,808 and $4,804 related to Yanacocha at March 31, 2024 and December 31, 2023, respectively.
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
Included in Current assets held for sale at March 31, 2024 is $53 of restricted cash held for purposes of settling reclamation and remediation obligations at Akyem.
Included in Other non-current assets at March 31, 2024 and December 31, 2023 are $32 and $81, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at March 31, 2024 primarily relate to Ahafo and Midnite Mine, included in Corporate and other. The amounts at December 31, 2023 primarily relate to Ahafo and Akyem.
Included in Other non-current assets at March 31, 2024 and December 31, 2023 are $20 and $21, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at March 31, 2024 and December 31, 2023 primarily relate to San Jose Reservoir at Yanacocha.
Refer to Note 20 for further discussion of reclamation and remediation matters.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8     OTHER EXPENSE, NET

	Three Months Ended March 31,
	2024	2023
Newcrest transaction and integration costs (1)	$29	$—
Settlement costs	21	—
Impairment charges	12	4
Restructuring and severance	6	2
Other	5	2
Other expense, net	$73	$8
____________________________
(1)Represents costs incurred related to the Newcrest Transaction. Refer to Note 3 for further information.
NOTE 9     OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2024	2023
Interest income	$39	$36
Change in fair value of investments	31	41
Foreign currency exchange, net	28	(11)
Insurance proceeds (1)	10	—
Gain (loss) on asset and investment sales, net (2)	9	36
Other	4	(3)
Other income (loss), net	$121	$99
____________________________
(1)For the three months ended March 31, 2024, primarily consists of insurance proceeds received of $10 related to a conveyor failure at Ahafo.
(2)For the three months ended March 31, 2024, primarily consists of the gain recognized on the purchase and sale of foreign currency bonds. For the three months ended March 31, 2023, primarily consists of the gain recognized on the exchange of the previously held 28.5% investment in Maverix Metals, Inc. ("Maverix") for 7.5% ownership interest in Triple Flag Precious Metals Corporation ("Triple Flag") resulting from Triple Flag's acquisition of all issued and outstanding common shares of Maverix in January 2023, partially offset by the loss on the sale of the Triple Flag investment in March 2023, resulting in a net gain of $36.
NOTE 10     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31,
	2024		2023
Income (loss) before income and mining tax and other items		$428		$539

U.S. Federal statutory tax rate	21%	90	21%	113
Reconciling items:
Change in valuation allowance on deferred tax assets	(15)	(65)	2	9
Foreign rate differential	15	63	8	43
Mining and other taxes (net of associated federal benefit)	10	43	5	29
Tax impact of foreign exchange	7	30	3	18
Akyem recognition of DTL for assets held for sale	27	117	—	—
Other	(4)	(18)	1	1
Income and mining tax expense (benefit)	61%	$260	40%	$213
____________________________
(1)Tax rates may not recalculate due to rounding.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11 FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) or nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,336	$2,336	$—	$—
Restricted cash	45	45	—	—
Trade receivables from provisional concentrate sales, net	763	—	763	—
Assets held for sale (Note 5) (1)	1,541	—	—	1,541
Marketable and other equity securities (Note 13)	278	269	9	—
Restricted marketable debt securities (Note 13)	20	20	—	—
Derivative assets (Note 12)	526	—	1	525
	$5,509	$2,670	$773	$2,066
Liabilities:
Debt (2)	$8,891	$—	$8,891	$—
Derivative liabilities (Note 12)	5	—	—	5
	$8,896	$—	$8,891	$5

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,002	$3,002	$—	$—
Restricted cash	98	98	—	—
Trade receivables from provisional concentrate sales, net	734	—	734	—
Long-lived assets	22	—	—	22
Marketable and other equity securities (Note 13)	252	243	9	—
Restricted marketable debt securities (Note 13)	21	21	—	—
Derivative assets (Note 12) (3)	642	—	7	635
	$4,771	$3,364	$750	$657
Liabilities:
Debt (2)	$8,975	$—	$8,975	$—
Derivative liabilities (Note 12) (3)	5	—	—	5
	$8,980	$—	$8,975	$5
____________________________
(1)The aggregate fair value of net assets held for sale subject to fair value remeasurement was $888 at March 31, 2024.
(2)Debt is carried at amortized cost. The outstanding carrying value was $8,933 and $8,874 at March 31, 2024 and December 31, 2023, respectively. Refer to Note 16 for further information. The fair value measurement of debt was based on an independent third party pricing source.
(3)Derivative assets and liabilities include amounts for contingent consideration assets and liabilities, which were separately disclosed in prior filings.
The Company's assets held for sale consist of the six non-core assets and development project that met the accounting requirements to be presented as Held for Sale in the first quarter of 2024. The assets are classified as non-recurring within Level 3 of the fair value hierarchy. Refer to Note 5 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2024 and December 31, 2023:

Description	At March 31, 2024	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Assets held for sale	$1,541	Income-based approach	Various (1)	Various (1)	Various (1)
Derivative assets:
Derivative assets, not designated for hedging (2)	$270	Discounted cash flow	Forward gold prices (per ounce)	$1,860 - $2,771	10.50%
Hedging instruments (2)	$116	Discounted cash flow	Forward electricity prices	A$43 - A$321	6.42%
Contingent consideration assets	$139	Monte Carlo (3)	Discount rate	8.04% - 26.43%	11.52%
Derivative liabilities	$5	Discounted cash flow	Discount rate	4.82% - 6.15%	5.62%

Description	At December 31, 2023	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Long-lived assets	$22	Market-multiple	Various (4)	Various (4)	Various (4)
Derivative assets:
Derivative assets, not designated for hedging (2)	$424	Discounted cash flow	Discount rate	6.28% - 10.50%	9.03%
Contingent consideration assets	$211	Monte Carlo (3)	Discount rate	8.04% - 26.43%	11.18%
Derivative liabilities	$5	Discounted cash flow	Discount rate	4.91% - 6.15%	5.65%
____________________________
(1)Refer to Note 5 for information on the assumptions and inputs specific to the non-recurring fair value measurements performed in connection with assets held for sale.
(2)The Stream Credit Facility Agreement and the Cadia Power Purchase Agreement, acquired as part of the Newcrest transaction, were not designated in a hedging relationship at December 31, 2023. At January 1, 2024, the Company designated the Cadia Power Purchase Agreement for hedge accounting. As such, the Cadia Power Purchase Agreement is captured in Hedging instruments at March 31, 2024. Refer to Note 12 for further information.
(3)A Monte Carlo valuation model is used for the fair value measurement of the Batu Hijau contingent consideration asset. All other contingent consideration assets are valued using a probability-weighted discounted cash flow model.
(4)At December 31, 2023, the Company recognized its proportionate share of the non-cash impairment charge on long-lived assets at NGM, which resulted in a remaining long-lived asset balance of $22. The estimated fair value was based on observable market values for comparable assets expressed as dollar per ounce of mineral resources and was considered a non-recurring level 3 fair value measurement.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets (1)	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2023	$635	$635	$5	$5
Settlements/Reclassifications (2)	(76)	(76)	—	—
Revaluation	(34)	(34)	—	—
Fair value at March 31, 2024	$525	$525	$5	$5

	Derivative Assets (1)	Total Assets	Derivative Liabilities (3)	Total Liabilities
Fair value at December 31, 2022	$188	$188	$3	$3
Revaluation	(1)	(1)	2	2
Fair value at March 31, 2023	$187	$187	$5	$5
____________________________
(1)In 2024, the (loss) gain recognized on revaluation of derivative assets of $(6), $(32) and $4 is included in Other income (loss), net, Other comprehensive income (loss), and Net income (loss) from discontinued operations, respectively. In 2023, the (loss) gain recognized on revaluation derivative assets of $(7) and $6 is included in Other income (loss), net and Net income (loss) from discontinued operations, respectively.
(2)In the first quarter of 2024, certain amounts relating to the Batu Hijau contingent consideration asset were reclassified from current Derivative assets to Other current assets in the Company’s Condensed Consolidated Balance Sheets as a result of achieving certain contractual milestones.
(3)In 2023, the loss recognized on revaluation of contingent consideration liabilities is included in Other income (loss), net.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12     DERIVATIVE INSTRUMENTS

	At March 31, 2024	At December 31, 2023
Current derivative assets:
Derivative assets, not designated for hedging (1)	$49	$115
Contingent consideration assets	63	76
Hedging instruments (1)	2	7
	$114	$198

Non-current derivative assets:
Derivative assets, not designated for hedging (1)	$221	$309
Contingent consideration assets	76	135
Hedging instruments (1)	115	—
	$412	$444

Current derivative liabilities: (2)
Contingent consideration liabilities	$3	$3
	$3	$3

Non-current derivative liabilities: (3)
Contingent consideration liabilities	$5	$5
	$5	$5
____________________________
(1)The Stream Credit Facility Agreement and the Cadia Power Purchase Agreement, acquired as part of the Newcrest transaction, were not designated in a hedging relationship at December 31, 2023. At January 1, 2024, the Company designated the Cadia Power Purchase Agreement for hedge accounting. As a result, the Cadia Power Purchase Agreement is captured in Hedging instruments at March 31, 2024. See below for further information.
(2)Included in Other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Derivative Assets, Not Designated for Hedging
Derivatives, not designated for hedging, consisted of the Stream Credit Facility Agreement at March 31, 2024.
Stream Credit Facility Agreement ("SCFA")
The SCFA was a non-revolving credit facility in relation to the Fruta del Norte mine, which is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold") in which the Company holds a 31.9% equity interest (refer to Note 13 for further information). The SCFA is a financial instrument that meets the definition of a derivative and is accounted for at fair value using a probability weighted discounted cash flow model, but is not designated for hedge accounting under ASC 815.
The SCFA has a face value of $150 to be repaid in cash based on the Fruta del Norte mine's gold and silver production. The SCFA has a stated interest rate of 7.5%. Repayments in excess of the principal and stated interest rate amount are recognized in Other income (loss), net in the Company's Condensed Consolidated Statement of Operations. The fair value of the SCFA was $270 at March 31, 2024, of which $49 was recognized in the current portion of Derivative assets and $221 was recognized in non-current Derivative assets in the Company’s Condensed Consolidated Balance Sheets. The fair value of the SCFA was $276 at December 31, 2023, of which $113 was recognized in the current portion of Derivative assets and $163 was recognized in non-current Derivative assets in the Company’s Condensed Consolidated Balance Sheets.
In April 2024, Lundin Gold entered into a binding agreement with the Company to repurchase the SCFA and settle the rights under the Offtake agreement. Refer to Note 13 for further information on the Offtake agreement. Under the terms of the binding agreement, Lundin Gold has agreed to pay cash consideration of $330 for full settlement of the SCFA and revocation of the Offtake agreement. The cash consideration will be paid in two installments with final payment to occur in the third quarter of 2024.
Hedging Instruments
Hedging instruments consisted of the Cadia Power Purchase Agreement and foreign currency cash flow hedges at March 31, 2024.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Cadia Power Purchase Agreement ("Cadia PPA")
The Cadia PPA is a 15-year renewable power purchase agreement acquired by the Company through the Newcrest transaction. The Cadia PPA will partially hedge against future power price increases at the Cadia mine and will provide the Company with access to large scale generation certificates which the Company intends to surrender to achieve a reduction in its greenhouse gas emissions. At December 31, 2023, the Cadia PPA was a financial instrument that met the definition of a derivative under ASC 815 and was accounted for at fair value using a probability weighted discounted cash flow model, but was not designated for hedging. At January 1, 2024, the Company designated the Cadia PPA in a cash flow hedging relationship to mitigate the variability in cash flows related to approximately 40 percent of forecasted purchases of power at the Cadia mine for a 15 year period from the Cadia PPA's commercial operations date, which is expected in the third quarter of 2024.
To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal.
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and will be reclassified to income during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts in Accumulated other comprehensive income (loss) will be reclassified to earnings immediately. For the Cadia PPA cash flow hedge, amounts recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings through Costs applicable to sales each period in which electricity is purchased beginning the commercial operations date.
Foreign currency cash flow hedges
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
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At March 31, 2024	At December 31, 2023
Current hedging instruments: (1)
Cadia PPA cash flow hedge (2)	$1	$—
Foreign currency cash flow hedges	1	7
	$2	$7
Non-current hedging instruments: (3)
Cadia PPA cash flow hedge (2)	$115	$—
	$115	$—
____________________________
(1)Included in the current portion of Derivative assets in the Company’s Consolidated Balance Sheets.
(2)At January 1, 2024, the Company designated the Cadia Power Purchase Agreement for hedge accounting. As a result, the Cadia PPA is captured in Derivative instruments, not designated for hedging at December 31, 2023. See above for further information.
(3)Included in non-current portion of Derivative assets in the Company’s Consolidated Balance Sheets.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Three Months Ended March 31,
	2024	2023
Loss (gain) on cash flow hedges:
Interest rate contracts (1)	$1	$1
	$1	$1
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
Contingent Consideration Assets and Liabilities
Contingent consideration assets and liabilities are comprised of contingent consideration to be received or paid by the Company in conjunction with various sales of assets and investments with future payment contingent upon meeting certain milestones. These contingent consideration assets and liabilities are accounted for at fair value and consist of financial instruments that meet the definition of a derivative but are not designated for hedge accounting under ASC 815. Refer to Note 11 for further information regarding the fair value of the contingent consideration assets and liabilities.
The Company had the following contingent consideration assets and liabilities:

	At March 31, 2024	At December 31, 2023
Contingent consideration assets:
Batu Hijau and Elang (1)	$89	$161
Red Lake (2)	39	39
Cerro Blanco (2)	6	6
Triple Flag (2)	4	4
Other (2)	1	1
	$139	$211

Contingent consideration liabilities:
Norte Abierto (3)	$3	$3
Red Chris (4)	3	3
Galore Creek (3)	2	2
	$8	$8
____________________________
(1)Contingent consideration related to the sale of PT Newmont Nusa Tenggara in 2016. At March 31, 2024, $63 is included in the current portion of Derivative assets and $26 is included in the non-current portion of Derivative assets in the Company’s Condensed Consolidated Balance Sheets. At December 31, 2023, $76 is included in the current portion of Derivative assets and $85 is included in the non-current portion of Derivative assets in the Company’s Condensed Consolidated Balance Sheets.
(2)Included in the non-current portion of Derivative assets in the Company’s Condensed Consolidated Balance Sheets.
(3)Included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.
(4)Acquired through the Newcrest transaction and is included in Other current liabilities in the Company’s Condensed Consolidated Balance Sheets.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13     INVESTMENTS

	At March 31, 2024	At December 31, 2023
Current investments:
Marketable equity securities	$23	$23

Non-current investments:
Marketable and other equity securities	$255	$229

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,471	$1,489
NuevaUnión Project (50.0%)	958	959
Lundin Gold Inc. (31.9% and 32.0%, respectively)	925	938
Norte Abierto Project (50.0%)	529	528
	3,883	3,914
	$4,138	$4,143

Non-current restricted investments: (1)
Marketable debt securities	$20	$21
____________________________
(1)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 7 for further information regarding these amounts.
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which primarily consists of income from Pueblo Viejo. Income from Pueblo Viejo, recognized in Equity income (loss) of affiliates, consisted of $18 and $21, for the three months ended March 31, 2024 and 2023, respectively.
Pueblo Viejo
As of March 31, 2024 and December 31, 2023, the Company had outstanding shareholder loans to Pueblo Viejo of $420 and $429, with accrued interest of $12 and $14, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of March 31, 2024.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $122 and $117 for the three months ended March 31, 2024 and March 31, 2023, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of March 31, 2024 or December 31, 2023.
Lundin Gold Inc.
Lundin Gold was acquired as part of the Newcrest transaction on November 6, 2023 and is accounted for on a quarterly lag.
The Company has the right to purchase 50% of gold produced from Lundin Gold at a price determined based on delivery dates and a defined quotational period and resells the ounces purchased to third parties under an offtake agreement acquired through the Newcrest transaction (the "Offtake agreement"). Total payments made to Lundin Gold under the Offtake agreement for gold purchased was $80 for the three months ended March 31, 2024. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There was $— and $13 payable due to Lundin Gold for gold purchases as of March 31, 2024 and December 31, 2023, respectively.
In April 2024, the Company entered into a binding agreement with Lundin Gold for the repurchase of the SCFA and the Offtake agreement. Refer to Note 12 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 14     INVENTORIES

	At March 31, 2024	At December 31, 2023
Materials and supplies	$1,078	$1,247
In-process	124	160
Concentrate	98	134
Precious metals	85	122
Inventories (1)	$1,385	$1,663
___________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Inventories of $305, and liabilities were reclassified to Current assets held for sale and Current liabilities held for sale, respectively. Refer to Note 5 for additional information.
NOTE 15     STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2024 (1)			At December 31, 2023
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$566	$179	$745	$746	$233	$979
Non-current	1,692	145	1,837	1,532	403	1,935
Total	$2,258	$324	$2,582	$2,278	$636	$2,914
___________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Stockpiles and ore on leach pads of $545, and liabilities were reclassified to Current assets held for sale and Current liabilities held for sale, respectively. Refer to Note 5 for additional information.
NOTE 16     DEBT
Scheduled minimum debt repayments are as follows:

At March 31, 2024
Year Ending December 31,
2024 (for the remainder of 2024)	$—
2025	—
2026	1,000
2027	—
2028	—
Thereafter	8,274
Total face value of debt	9,274
Unamortized premiums, discounts, and issuance costs	(341)
Debt	$8,933
In connection with the Newcrest transaction, the Company acquired bilateral bank debt facilities held with 13 banks. The bilateral bank debt facilities had a total borrowing capacity of $2,000, of which $1,923 was outstanding as at December 31, 2023, and $462 due February 7, 2024, $769 due March 1, 2024, and $692 due March 1, 2026. On February 7, 2024, the Company repaid the borrowing capacity of $462.
On February 15, 2024, the Company completed an amendment and restatement of its existing $3,000 revolving credit agreement dated as of April 4, 2019 (the “Existing Credit Agreement”). The Existing Credit Agreement was entered into with a syndicate of financial institutions and provided for borrowings in U.S. dollars and contained a letter of credit sub-facility. Per the amendment, the expiration date of the credit facility was extended from March 30, 2026 to February 15, 2029 and the borrowing capacity was increased to $4,000. Interest is based on Term SOFR plus a credit spread adjustment and margin. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Debt covenants under the amendment are substantially the same as the Existing Credit Agreement.
On February 20, 2024, the Company utilized its $4,000 revolving credit agreement to repay the remaining $1,461 owed on the bilateral bank debt facilities.
On March 7, 2024, the Company issued $2,000 unsecured Senior Notes comprised of $1,000 due March 15, 2026 (“2026 Senior Notes”) and $1,000 due March 15, 2034 ("2034 Senior Notes"). Net proceeds from the 2026 and 2034 Senior Notes were $1,980. Interest will be paid semi-annually at a rate of 5.30% and 5.35% per annum for the 2026 and the 2034 Senior Notes,

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
respectively. The proceeds from this issuance were used to repay the drawdown on the revolving credit facility resulting in no amounts outstanding on the revolving credit facility as of March 31, 2024.
NOTE 17     OTHER LIABILITIES

	At March 31, 2024	At December 31, 2023
Other current liabilities:
Reclamation and remediation liabilities	$576	$619
Accrued operating costs (1)	442	473
Accrued capital expenditures	212	320
Payables to NGM (2)	77	91
Stamp duty on Newcrest transaction (3)	29	316
Other (4)	448	543
	$1,784	$2,362

Other non-current liabilities:
Income and mining taxes (5)	$175	$177
Other (6)	125	139
	$300	$316
_________________________
(1)Includes an estimated compensation payment to the Worsley JV related to the waiver of certain rights within the cross-operation agreement that confers priority to the bauxite operations at the Boddington mine.
(2)Primarily consists of amounts due to NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are included in Other current assets.
(3)Incurred as a result of the Newcrest transaction. In the first quarter of 2024, $291 was paid. Refer to Note 3 for further information on the Newcrest transaction.
(4)Primarily consists of accrued interest on debt, accrued royalties and the current portion of the silver streaming agreement liability.
(5)Primarily consists of unrecognized tax benefits, including penalties and interest.
(6)Primarily consists of operating lease liabilities.
NOTE 18     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Marketable Debt Securities	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Hedge Instruments	Total
Balance at December 31, 2023	$(1)	$121	$(36)	$(70)	$14
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	—	5	—	(36)	(31)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	—	1	1
Other comprehensive income (loss)	—	5	—	(35)	(30)
Balance at March 31, 2024	$(1)	$126	$(36)	$(105)	$(16)

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Three Months Ended March 31,
	2024 (1)	2023
Decrease (increase) in operating assets:
Trade and other receivables	$(84)	$(25)
Inventories, stockpiles and ore on leach pads	(193)	(171)
Other assets	(7)	19
Increase (decrease) in operating liabilities:
Accounts payable	(91)	19
Reclamation and remediation liabilities	(59)	(46)
Accrued tax liabilities	90	1
Other accrued liabilities (2)	(322)	(159)
Net change in operating assets and liabilities	$(666)	$(362)
___________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities were reclassified to Current assets held for sale and Current liabilities held for sale, respectively. Amounts herein reflect the net change in the related operating assets and liabilities prior to being reclassified as held for sale. Refer to Note 5 for additional information.
(2)For the three months ended March 31, 2024, primarily consists of payment of $291 for stamp duty tax largely accrued in the fourth quarter of 2023 in connection with the Newcrest transaction.
NOTE 20     COMMITMENTS AND CONTINGENCIES
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in Corporate and Other. The Yanacocha matters relate to the Yanacocha reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Ahafo and Akyem reportable segments, respectively. The CC&V matter relates to the CC&V reportable segment. The Goldcorp Canada matter relates to the Porcupine reportable segment. The Cadia matter relates to the Cadia reportable segment.
Environmental Matters
Refer to Note 7 for further information regarding reclamation and remediation. Details about certain significant matters are discussed below.
Minera Yanacocha S.R.L. - 100% Newmont Owned
In early 2015 and again in June 2017, the Peruvian government agency responsible for certain environmental regulations, MINAM, issued proposed modifications to water quality criteria for designated beneficial uses which apply to mining companies, including Yanacocha. These criteria modified the in-stream water quality criteria pursuant to which Yanacocha has been designing water treatment processes and infrastructure. In December 2015, MINAM issued the final regulation that modified the water quality standards. These Peruvian regulations allow time to formulate a compliance plan and make any necessary changes to achieve compliance.
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to the MINEM. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations to 2027. In June 2023, Yanacocha received approval of its updated compliance plan from MINEM and was granted an extension to June 2026 to achieve compliance. The Company appealed this approval to the Mining Council requesting the regulatory extension until 2027, and in April 2024, MINEM approved the compliance schedule.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, the Company’s current asset retirement obligation includes plans for the construction and post-closure management of two new water treatment plants and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). The ultimate construction costs of the two water treatment plants remain uncertain as ongoing study work and assessment of opportunities that incorporates the latest design considerations remain in progress. These and other additional risks and contingencies that are the subject of ongoing studies, including, but not limited to, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and storm water management system, and review of post-closure management costs, could result in future material increases to the reclamation obligation at Yanacocha.
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”, a wholly-owned subsidiary of the Company) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the historic Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, but the January 2021 permit updates contained new water quality limits. The Settlement Agreement involves the installation of interim passive water treatment and ongoing monitoring over the next three years, and then more long-term water treatment installed with target compliance by November 2027. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and as such, a compliance extension request was submitted in July 2023 to allow additional time for proper assessment of treatment alternatives. The Company is also working with regulators on the Discharger Specific Variance to identify highest feasible alternative treatment in the context, based on limits such as area topography. Depending on the plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA approved the WTP design in 2021. Construction of the effluent pipeline began in 2021, and construction of the new WTP began in 2022. Both projects are scheduled to be completed in 2024.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The remediation liability for the Midnite mine site and Dawn mill site is approximately $210, assumed 100% by Newmont, at March 31, 2024.
Goldcorp Canada Ltd. - 100% Newmont Owned
Porcupine mine site. The Porcupine complex is comprised of active open pit and underground mining operations as well as inactive, legacy sites from its extensive history of mining gold in and around the city of Timmins, Ontario since the early 1900s. As a result of these primarily historic mining activities, there are mine hazards in the area that could require some form of reclamation. The Company is conducting studies to better catalog, prioritize, and update its existing information of these historical mine hazards, to inform its closure plans and estimated closure costs. Based on work performed during 2023, a $46 reclamation adjustment was recorded at December 31, 2023, however, on-going studies will extend beyond the current year and could result in future material increases to the reclamation obligation at Porcupine.
Cadia Holdings Pty Ltd. - 100% Newmont Owned
Cadia mine site. Cadia Holdings Pty Ltd. (“Cadia Holdings”) is a wholly owned subsidiary of Newcrest, which was acquired by Newmont in November 2023. The mine site is subject to regulations by the New South Wales Environment Protection Authority (the “NSW EPA”). During the quarter ended June 2023, the NSW EPA issued variations to its Environment Protection License (“EPL”), a Prevention Notice and Notices to Provide Information regarding the management of, and investigation into potential breaches relating to, dust emissions and other air pollutants from Cadia Holdings’ tailings storage facilities and ventilation rises. The license variations largely formalized the actions Cadia Holdings had developed in consultation with the NSW EPA and was already undertaking across a range of measures. Cadia Holdings received a letter from the NSW EPA in June 2023 requiring it to immediately comply with specific statutory requirements and EPL conditions. Adjustments were implemented underground, including a reduction in mining rates, modifications to the ventilation circuit and the installation of additional dust sprays and spray curtains. Additional dust collection units were subsequently installed enabling normal mining rates to be restored.
In August 2023, the NSW EPA commenced proceedings in the Land and Environment Court of NSW (the “NSW Land and Environment Court”) against Cadia Holdings, alleging that air emissions from Cadia on or about March 1, 2022 exceeded the standard of concentration for total solid particles permitted under applicable laws due to the use of surface exhaust fans at the mine. On September 29, 2023, Cadia Holdings entered a plea of guilty and the NSW Land and Environmental Court listed the case for a sentencing hearing on June 21, 2024. On October 13, 2023, the NSW EPA commenced additional proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two additional contraventions of applicable air emissions requirements between November 3 and 5, 2021 and May 24 and 25, 2023 and two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. On November 24, 2023, Cadia Holdings entered a plea of guilty to the two additional charges relating to applicable air emissions requirements and the NSW Land and Environmental Court listed the case for a sentencing hearing on June 21, 2024. The proceedings related to alleged air pollution from Cadia Holdings’ tailings storage facilities are adjourned for further directions on May 17, 2024. The NSW EPA’s investigation regarding the management of air emissions from the mine is ongoing.
While no specific relief has been sought by the NSW EPA in its proceeding against Cadia Holdings before the NSW Land and Environmental Court, the court can impose penalties.
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
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC (collectively "Newmont"), and certain Kirkland defendants (collectively "Kirkland"). IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court granted in October 2022. Newmont submitted its statement of defense on February 27, 2023, and a motion for summary judgment on January 12, 2024. The motion for summary judgment was

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
heard before the Court on February 27 and 29, 2024. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
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
On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1,200. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont, along with the other defendants, filed a motion to dismiss based on delay on November 29, 2022. On August 22, 2023, the Court granted the motion and dismissed the Ontario complaint for delay. NWG filed an appeal with the Court of Appeal for Ontario on September 21, 2023. On January 9, 2024, the Ontario Superior Court of Justice awarded Newmont C$0.5 in costs. The appeal remains pending and will be heard on April 29, 2024. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
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
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2024 and December 31, 2023, there were $2,218 and $2,123, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
Refer to Note 25 of the Consolidated Financial Statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 for information on the Company's contingent payments.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been ranked as the mining and metal sector's top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
Refer to the discussion of Risk and Uncertainties within Note 2 of the Condensed Consolidated Financial Statements as well as the Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and Non-GAAP Financial Measures sections presented below, for information about the continued impacts from the geopolitical and macroeconomic pressures including inflation, effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions relating to the Russian invasion of Ukraine and the COVID-19 pandemic, as well as an uncertain and evolving labor market.
In February 2024, based on a comprehensive review of the Company’s portfolio of assets, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project. The non-core assets to be divested include CC&V, Musselwhite, Porcupine, Éléonore, Telfer, Akyem, and a development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale in the first quarter of 2024, based on progress made through our active sales program and management’s expectation that the sale is probable and will be completed within 12 months. These assets were recorded at the lower of the carrying value or fair value, less costs to sell, resulting in a write-down of $352. The write-down resulted in a tax impact of $133, resulting in a total loss of $485 recognized for the three months ended March 31, 2024 within Loss on assets held for sale. For further information, refer to Note 5 to the Condensed Consolidated Financial Statements.
On November 6, 2023, the Company completed its business combination transaction with Newcrest Mining Limited, a public Australian mining company limited by shares ("Newcrest"), whereby Newmont, through Newmont Overseas Holdings Pty Ltd, an Australian proprietary company limited by shares (“Newmont Sub”), acquired all of the ordinary shares of Newcrest in a fully stock transaction for total non-cash consideration of $13,549. Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The combined company continues to be traded on the New York Stock Exchange under the ticker NEM. The combined company is also listed on the Toronto Stock Exchange under the ticker NGT, on the Australian Securities Exchange under the ticker NEM, and on the Papua New Guinea Securities Exchange under the ticker NEM. For further information, refer to Note 3 to the Condensed Consolidated Financial Statements.
For further information on acquisitions, divestitures, and asset sales impacting the comparability of our results, refer to Notes 1 and 9 to the Condensed Consolidated Financial Statements, respectively.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Net income (loss) from continuing operations attributable to Newmont stockholders	$166	$339	$(173)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.15	$0.42	$(0.27)
The decrease in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2024, compared to the same period in 2023, is primarily due to the Loss on assets held for sale of $485 and an increase in Costs applicable to sales in the current period (refer below for information on the change in Costs applicable to sales). This decrease was partially offset by (i) an increase in Sales resulting from higher sales volumes for all metals and a higher average realized price for gold (refer below for information on the change in Sales), (ii) an increase to attributable net income of $224 related to the acquired Newcrest sites, and (iii) higher production at Tanami as compared to the prior period due to significant rainfall and flooding in the Northern Territory and surrounding areas in early 2023 ("Tanami rainfall event").
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$3,341	$2,303	$1,038	45%
Copper	297	110	187	170
Silver	201	117	84	72
Lead	60	32	28	88
Zinc	124	117	7	6
	$4,023	$2,679	$1,344	50%

	Three Months Ended March 31, 2024
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$3,329	$316	$182	$61	$149
Provisional pricing mark-to-market	30	9	4	—	(3)
Silver streaming amortization	—	—	27	—	—
Gross after provisional pricing and streaming impact	3,359	325	213	61	146
Treatment and refining charges	(18)	(28)	(12)	(1)	(22)
Net	$3,341	$297	$201	$60	$124
Consolidated ounces/pounds sold (1)(2)	1,599	80	10	65	135
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$2,082	$3.95	$18.50	$0.95	$1.10
Provisional pricing mark-to-market	19	0.12	0.39	(0.01)	(0.02)
Silver streaming amortization	—	—	2.78	—	—
Gross after provisional pricing and streaming impact	2,101	4.07	21.67	0.94	1.08
Treatment and refining charges	(11)	(0.35)	(1.26)	(0.02)	(0.16)
Net	$2,090	$3.72	$20.41	$0.92	$0.92
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the three months ended March 31, 2024 the Company sold 36 thousand tonnes of copper, 29 thousand tonnes of lead, and 61 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Three Months Ended March 31, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,297	$105	$110	$35	$143
Provisional pricing mark-to-market	17	9	2	(2)	(4)
Silver streaming amortization	—	—	16	—	—
Gross after provisional pricing and streaming impact	2,314	114	128	33	139
Treatment and refining charges	(11)	(4)	(11)	(1)	(22)
Net	$2,303	$110	$117	$32	$117
Consolidated ounces/pounds sold (1)(2)	1,208	26	6	36	99
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$1,901	$3.99	$17.98	$0.95	$1.44
Provisional pricing mark-to-market	14	0.33	0.30	(0.06)	(0.04)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,915	4.32	20.84	0.89	1.40
Treatment and refining charges	(9)	(0.14)	(1.67)	(0.03)	(0.22)
Net	$1,906	$4.18	$19.17	$0.86	$1.18
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the three months ended March 31, 2023 the Company sold 12 thousand tonnes of copper, 17 thousand tonnes of lead, and 45 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated Sales is due to:

	Three Months Ended March 31,
	2024 vs. 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$749	$231	$77	$25	$50
Increase (decrease) in average realized price	296	(20)	8	3	(43)
Decrease (increase) in treatment and refining charges	(7)	(24)	(1)	—	—
	$1,038	$187	$84	$28	$7
Sales increased during the three months ended March 31, 2024, compared to the same period in 2023, by $1,344. Of the $3,341 of gold sales and $297 of copper sales in 2024, $772 and $220, respectively, were attributable to sites acquired in the Newcrest transaction. Excluding the impact of these sites, gold sales increased $266 (12%) and copper sales decreased $33 (30%).
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$1,690	$1,239	$451	36%
Copper	161	53	108	204
Silver	111	82	29	35
Lead	36	22	14	64
Zinc	108	86	22	26
	$2,106	$1,482	$624	42%
The increase in Costs applicable to sales during the three months ended March 31, 2024, compared to the same period in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $509 to Costs applicable to sales.

The increase in Costs applicable to sales during the three months ended March 31, 2024, compared to the same period in 2023, was further impacted by (i) a drawdown of inventory at Peñasquito, Yanacocha, NGM, Akyem, and Ahafo, (ii) higher royalties at Ahafo, and (iii) higher direct operating costs at Tanami driven by higher production in the current year due to the Tanami rainfall event in 2023. These increases were partially offset by a decrease in Costs applicable to sales during the three months ended March 31, 2024, compared to the same period in 2023, primarily at Boddington due to lower production.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$502	$388	$114	29%
Copper	46	9	37	411
Silver	44	25	19	76
Lead	14	7	7	100
Zinc	36	24	12	50
Other	12	8	4	50
	$654	$461	$193	42%
The increase in Depreciation and amortization during the three months ended March 31, 2024, compared to the same period in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $145 to Depreciation and amortization.
The increase in Depreciation and amortization during the three months ended March 31, 2024, compared to the same periods in 2023, is further impacted by (i) higher depreciation rates as a result of higher ounces mined at Peñasquito and Ahafo and (ii) inventory draw-downs at Yanacocha. These increases were partially offset by a decrease in Depreciation and amortization related to the cessation of depreciation in March 2024 for sites classified as held for sale. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of held for sale.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, see Results of Consolidated Operations below.
For discussion regarding variations in operations, see Results of Operations below.
Advanced projects, research and development expense was $53 and $35 during the three months ended March 31, 2024 and 2023, respectively. The increase during the three months ended March 31, 2024, compared to the same period in 2023 is primarily due to full potential spend at the sites acquired through the Newcrest transaction.
General and administrative expense was $101 and $74 during the three months ended March 31, 2024, and 2023, respectively. The increase during the three months ended March 31, 2024, compared to the same period in 2023 is primarily due to consulting and other charges related to the Newcrest transaction.
Interest expense, net was $93 and $65 during the three months ended March 31, 2024 and 2023, respectively. Interest expense, net increased during the three months ended March 31, 2024, compared to the same period in 2023 primarily as a result of the senior notes acquired through the Newcrest transaction.
Income and mining tax expense (benefit) was $260 and $213 during the three months ended March 31, 2024 and 2023, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	March 31, 2024					March 31, 2023
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$129	7%		$9		$85	16%		$14
CC&V	(93)	22		(20)		27	19		5
Corporate & Other	(88)	(106)		93		(32)	50		(16)
Total US	(52)	(158)		82		80	4		3
Australia	331	36		120		255	35		90
Ghana	209	32		66		112	33		37
Suriname	25	24		6		37	24		9
Peru	27	15		4		(6)	—		—
Canada	(363)	34		(123)		54	13		7
Mexico	56	66		37		16	400		64
Argentina	29	—		—		(14)	—		—
Papua New Guinea	159	31		49		—	—		—
Other Foreign	7	—		—		5	—		—
Rate adjustments	—	N/A		19	(2)	—	N/A		3	(2)
Consolidated	$428	61%	(3)	$260		$539	40%	(3)	$213
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4 of the Condensed Consolidated Financial Statements.
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
In 2024, Pillar II is set to take effect. The Pillar II agreement was signed by 138 countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. As Newmont primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to the consolidated financial statements.
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
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2024 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023	2024	2023
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Brucejack (3)	37	—	$2,175	$—	$1,045	$—	$2,580	$—
Red Chris (3)	6	—	$940	$—	$244	$—	$1,277	$—
Peñasquito	45	85	$853	$1,199	$334	$367	$1,079	$1,539
Merian	76	82	$1,221	$1,028	$263	$212	$1,530	$1,235
Cerro Negro (4)	81	67	$861	$1,146	$400	$507	$1,120	$1,379
Yanacocha	91	56	$972	$1,067	$308	$295	$1,123	$1,332
Boddington	142	199	$1,016	$841	$181	$141	$1,242	$1,035
Tanami	90	63	$902	$936	$276	$294	$1,149	$1,219
Cadia (3)	122	—	$648	$—	$246	$—	$989	$—
Lihir (3)	181	—	$936	$—	$193	$—	$1,256	$—
Ahafo	190	128	$865	$992	$278	$301	$1,010	$1,366
NGM	264	261	$1,177	$1,109	$401	$409	$1,576	$1,405
Held for sale (5)
CC&V	28	48	$1,394	$1,062	$119	$153	$1,735	$1,375
Musselwhite	49	41	$1,175	$1,313	$367	$429	$1,766	$1,681
Porcupine	61	66	$1,042	$1,071	$378	$454	$1,470	$1,412
Éléonore	56	66	$1,441	$1,095	$348	$392	$1,920	$1,420
Telfer (3)(6)	31	—	$2,632	$—	$303	$—	$3,017	$—
Akyem	69	71	$1,006	$810	$396	$370	$1,254	$1,067
Total/Weighted-Average (7)	1,619	1,233	$1,057	$1,025	$322	$328	$1,439	$1,376
Merian (25%)	(19)	(20)
Attributable to Newmont	1,600	1,213

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (3)(8)	28	—	$1,011	$—	$262	$—	$1,400	$—
Peñasquito (9)	288	224	$843	$954	$311	$280	$1,102	$1,351
Boddington (10)	49	64	$942	$809	$175	$138	$1,081	$1,019
Cadia (3)(11)	118	—	$594	$—	$242	$—	$1,027	$—
Held for sale (5)
Telfer (3)(4)(11)	6	—	$2,882	$—	$354	$—	$3,745	$—
Total/Weighted-Average (7)	489	288	$829	$918	$279	$245	$1,148	$1,322

Copper	(tonnes in thousands)
Red Chris (3)(8)	5	—
Boddington (10)	9	12
Cadia (3)(11)	21	—
Held for sale (5)
Telfer (3)(12)	1	—
Total/Weighted-Average (7)	36	12

Lead	(tonnes in thousands)
Peñasquito (9)	28	19

Zinc	(tonnes in thousands)
Peñasquito (9)	58	46

Attributable gold from equity method investments (13)	(ounces in thousands)
Pueblo Viejo (40%)	54	60
Fruta del Norte (3)(14)	21	—
Attributable to Newmont	75	60
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)Sites acquired through the Newcrest transaction during the fourth quarter of 2023, and as such, the comparative results of operations information is not meaningful. Additionally, the Company suspended mining operations at the Brucejack site to conduct a full investigation into the tragic fatality that occurred on December 20, 2023. The site ramped up to full operations by the end of January 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Newcrest transaction.
(4)In the second quarter of 2024, operations at Cerro Negro are currently suspended as a full investigation is conducted following the tragic fatalities of two members of the Newmont workforce on April 9, 2024.
(5)Sites are classified as held for sale as of March 31, 2024, and as such, the Company ceased recording depreciation and amortization at these sites in March 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(6)Subsequent to quarter end, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we have temporarily ceased placing new tailings on the facility as the incident is currently under investigation.
(7)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(8)For the three months ended March 31, 2024, Red Chris produced 11 million pounds of copper.
(9)For the three months ended March 31, 2024, Peñasquito produced 9 million ounces of silver, 61 million pounds of lead and 127 million pounds of zinc. For the three months ended March 31, 2023, Peñasquito produced 7 million ounces of silver, 41 million pounds of lead and 102 million pounds of zinc.
(10)For the three months ended March 31, 2024 and 2023, Boddington produced 20 million and 26 million pounds of copper, respectively.
(11)For the three months ended March 31, 2024, Cadia produced 47 million pounds of copper.
(12)For the three months ended March 31, 2024, Telfer produced 3 million pounds of copper.
(13)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(14)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 31.9% interest as at March 31, 2024, and is accounted for as an equity method investment on a quarter lag.
Three Months Ended March 31, 2024 compared to 2023
Peñasquito, Mexico. Gold production decreased 47% primarily due to lower ore grade milled, lower mill recovery, and lower mill throughput. Gold equivalent ounces - other metals production increased 29% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 29% primarily due to lower workers participation costs and lower co-product allocation of direct costs to gold, partially offset by lower gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals decreased 12% primarily due to higher gold equivalent ounces - other metals sold and lower workers participation costs, partially offset by higher co-product allocation of costs to the gold equivalent ounces - other metals. Depreciation and amortization per gold ounce decreased 9% primarily due to lower depreciation rates as a result of lower gold ounces mined, partially offset by lower gold ounces sold. Depreciation and amortization per gold equivalent ounces – other metals increased 11% primarily due to higher depreciation rates as a result of higher gold equivalent ounces - other metals mined, partially offset by higher gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce decreased 30% primarily due to lower Costs applicable to sales per gold ounce and lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 18% primarily due to lower Costs applicable to sales per gold equivalent ounce and lower sustaining capital spend.
Merian, Suriname. Gold production decreased 7% primarily due to lower ore grade milled as a result of changes in mine sequencing, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 19% primarily due to lower gold ounces sold and higher labor costs. Depreciation and amortization per gold ounce increased 24% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 24% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 21% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 25% primarily due to higher gold ounces sold and lower export duties, partially offset by higher materials costs. Depreciation and amortization per gold ounce decreased 21% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 19% primarily due to lower Costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production increased 63% primarily due to higher leach pad production as a result of higher grade. Costs applicable to sales per gold ounce decreased 9% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce decreased 16% primarily due to higher gold ounces sold.
Boddington, Australia. Gold production decreased 29% primarily due to lower ore grade milled and lower mill throughput. Gold equivalent ounces – other metals production decreased 23% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 21% primarily due to lower gold ounces sold and higher materials and contracted services costs, partially offset by a favorable Australian dollar foreign currency exchange rate. Costs applicable to sales per gold equivalent ounce – other metals sold increased 16% primarily due to lower gold equivalent ounces - other metals sold and higher materials and contracted services costs, partially offset by a favorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 28% primarily due to lower gold ounces sold and higher depreciation rates. Depreciation and amortization per gold equivalent ounce – other metals increased 27% primarily due to lower gold equivalent ounces - other metals sold and higher depreciation rates. All-in sustaining costs per gold ounce increased 20% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 6%

primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals sold, partially offset by lower sustaining capital spend.
Tanami, Australia. Gold production increased 43% primarily due to higher mill throughput in the current year as a result of the Tanami rainfall event in the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 6% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 6% primarily due to higher gold ounces sold.
Ahafo, Ghana. Gold production increased 48% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 13% primarily due to higher gold ounces sold, partially offset by higher third party royalties and higher contracted services and labor costs. Depreciation and amortization per gold ounce decreased 8% primarily due to higher gold ounces sold, partially offset by higher depreciation rates as a result of higher gold ounces mined and asset additions. All-in sustaining costs per gold ounce decreased 26% primarily due to lower sustaining capital spend and lower Costs applicable to sales per gold ounce. In February 2023, there was a failure from one of the primary crusher conveyors that feed the mill stockpile. During the third quarter of 2023, the conveyor was rebuilt and fully commissioned. During 2023, we collected $11 in business interruption insurance proceeds as a result of the event. During 2024, we collected additional business interruption proceeds of $10 during the first quarter, with the remainder expected to be received in the second quarter of 2024. We expect additional insurance proceeds to be received during the second quarter of 2024. Additionally, in June 2023, damage was discovered in the SAG mill girth gear that has required the plant to operate at less than full capacity. The Company expects to replace the damaged gear in the second quarter of 2024.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 6% primarily due to lower gold ounces sold at Turquoise Ridge and Cortez and higher surface mining costs at Cortez. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 12% primarily due to higher Costs applicable to sales per gold ounce and sustaining capital spend at Carlin.
CC&V, U.S. Gold production decreased 42% primarily due to lower leach pad production as a result of lower recoveries and lower ore tonnes mined. Costs applicable to sales per gold ounce increased 31% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 22% primarily due to cessation of depreciation and amortization in March 2024 as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 26% primarily due to higher Costs applicable to sales per gold ounce.
Musselwhite, Canada. Gold production increased 20% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 11% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 14% primarily due to cessation of depreciation and amortization in March 2024 as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 5% primarily due to higher sustaining capital spend, partially offset by lower Costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production decreased 8% primarily due to lower ore grade milled partially offset by higher mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 17% primarily due to cessation of depreciation and amortization in March 2024 as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce were generally in line with the prior year.
Éléonore, Canada. Gold production decreased 15% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 32% primarily due to lower gold ounces sold and higher labor and contracted services costs. Depreciation and amortization per gold ounce decreased 11% primarily due to cessation of depreciation and amortization in March 2024 as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 35% primarily due to higher Costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 24% primarily due to a drawdown of stockpile inventory and lower gold ounces sold. Depreciation and amortization per gold ounce increased 7% primarily due to higher depreciation from a drawdown of inventory and lower gold ounces sold, partially offset by cessation of depreciation and amortization in March 2024 as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 18% primarily due to higher Costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 10% primarily due lower mill recovery associated with the commissioning of the mill expansion, and a buildup of in-circuit inventory compared to a drawdown in the prior year, partially offset by higher ore grade milled. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Mexican peso, the Argentine peso, the Peruvian sol, the Surinamese dollar, the Ghanaian cedi, and the Papua New Guinean kina. Approximately 58% of Costs applicable to sales were paid in currencies other than the USD during the three months ended March 31, 2024, as follows:

Three Months Ended March 31, 2024
Australian dollar	23%
Canadian dollar	15%
Papua New Guinean Kina	8%
Mexican peso	6%
Argentine peso	3%
Peruvian sol	2%
Surinamese dollar	1%
Ghanaian cedi	—%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales by $137 per gold ounce during the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to significant currency devaluation in Argentina that occurred in the first quarter of 2024. Excluding the impact of the Argentine peso devaluation, Costs applicable to sales decreased by $27 per gold ounce resulting from variations in the local currency exchange rates in relation to the USD at our other foreign mining operations.
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations increased Costs applicable to sales $9 per gold equivalent ounce, primarily in Mexico, during the three months ended March 31, 2024 compared to the same period in 2023.
Our Ahafo and Akyem mines, located in Ghana, are USD functional currency entities. Ghana has experienced significant inflation over the last three years and has a highly inflationary economy. In 2021, the Bank of Ghana created a gold purchase program in the effort to stabilize the local currency and build up gold reserves through domestic gold purchases conducted in local currency at prevailing market rates. As the gold purchase program was voluntary, there was no significant impact to Ahafo. The majority of Ahafo’s activity has historically been denominated in USD; as a result, the devaluation of the Ghanaian cedi has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Ghanaian cedi is not expected to have a material impact on our financial statements.
Our Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina has experienced significant inflation over the last three years and has a highly inflationary economy. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to repay intercompany debt to the Company. We continue to monitor the foreign currency exposure risk and the limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our financial statements.
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
As of March 31, 2024, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At March 31, 2024, the Company had $2,678 of cash and cash equivalents, of which $2,336 was included in Cash and cash equivalents and $342 was included in Current assets held for sale related to certain non-core assets that were classified as held for sale in the first quarter of 2024. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. Our Cash and cash equivalents are highly liquid and low-risk investments that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At March 31, 2024, $1,232 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At March 31, 2024, $1,173 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At March 31, 2024, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At March 31, 2024	At December 31, 2023
Cash and cash equivalents	$2,336	$3,002
Cash and cash equivalents included in current assets held for sale (1)	342	—
Available borrowing capacity on revolving credit facilities (2)	4,000	3,077
Total liquidity	$6,678	$6,079
Net debt (3)	$6,790	$6,434
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including $342 of Cash and cash equivalents, were reclassified to Current assets held for sale and Current liabilities held for sale, respectively. Refer to Note 5 of the Condensed Consolidated Financial Statements for additional information.
(2)In connection with the Newcrest transaction, the Company acquired bilateral bank facilities held with 13 banks. The bilateral bank debt facilities had a total borrowing capacity of $2,000 with $77 available at December 31, 2023, which were repaid in full in the first quarter of 2024. Additionally, the revolving credit facility was amended in February 2024 to increase the available borrowing capacity to $4,000. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information.
(3)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows
Net cash provided by (used in) operating activities was $776 during the three months ended March 31, 2024, an increase in cash provided of $295 from the three months ended March 31, 2023, primarily due to an increase in sales volumes for all metals and a higher average realized price for gold, partially offset by payment of $291 for stamp duty tax largely accrued in the fourth quarter of 2023 in connection with the Newcrest transaction.
Net cash provided by (used in) investing activities was $(798) during the three months ended March 31, 2024, an increase in cash used of $456 from the three months ended March 31, 2023, primarily due to higher capital expenditures in 2024 and proceeds received on the sale of the Triple Flag investment in 2023.

Net cash provided by (used in) financing activities was $(299) during the three months ended March 31, 2024, a decrease in cash used of $51 from the three months ended March 31, 2023, primarily due to net proceeds of debt transactions and lower dividend payments in 2024. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional information on our Debt and related transactions.
Capital Resources
In April 2024, the Board declared a dividend of $0.25 per share. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion. The program will expire after 24 months (in February 2026). The program will be executed at the Company’s discretion. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. No share repurchases occurred for the three months ended March 31, 2024.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2 and Ahafo North, as well as the Cadia Block Caves project which was acquired in the Newcrest transaction. These projects are being funded from existing liquidity and will continue to be funded from future operating cash flows.
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
Additionally, as part of our ESG initiatives, in November 2021, Newmont announced a strategic alliance with CAT and pledged a preliminary investment of $100 with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. Newmont has paid $56 as of March 31, 2024, and the remaining pledged amount is anticipated to be paid as certain milestones are reached through 2025. Payments are recognized in Advanced projects, research and development within our Condensed Consolidated Statements of Operations.
Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets. For risks related to climate-related capital expenditures, refer to Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
For additional information on our capital expenditures, refer to Part II, Item 7, Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.

For the three months ended March 31, 2024 and 2023, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2024			2023
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Brucejack (1)	$2	$14	$16	$—	$—	$—
Red Chris (1)	28	7	35	—	—	—
Peñasquito	—	32	32	—	35	35
Merian	—	18	18	—	14	14
Cerro Negro	30	16	46	23	12	35
Yanacocha	19	5	24	60	3	63
Boddington	—	28	28	1	36	37
Tanami	65	20	85	60	14	74
Cadia (1)	54	57	111	—	—	—
Lihir (1)	—	55	55	—	—	—
Ahafo	69	21	90	46	44	90
NGM	23	95	118	19	65	84
Corporate and Other	—	4	4	4	2	6
Held for sale (2)
CC&V	—	5	5	—	10	10
Musselwhite	—	26	26	—	14	14
Porcupine	20	20	40	10	12	22
Éléonore	—	21	21	—	14	14
Telfer (1)	6	4	10	—	—	—
Akyem	1	8	9	—	10	10
Accrual basis	$317	$456	$773	$223	$285	$508
Decrease (increase) in non-cash adjustments			77			18
Cash basis			$850			$526
____________________________
(1)Sites acquired through the Newcrest transaction during the fourth quarter of 2023. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(2)Sites are classified as held for sale as of March 31, 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
For the three months ended March 31, 2024, development projects primarily included Red Chris Block Caves; Pamour at Porcupine; Cerro Negro expansion projects; Yanacocha Sulfides; Tanami Expansion 2; Cadia Block Caves; Ahafo North; and the Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our Tanami Expansion, Ahafo North project, and Cadia Block Caves projects since approval were $806, $434, and $76, respectively, of which $54, $59, and $40 related to the three months ended March 31, 2024, respectively.
For the three months ended March 31, 2023, development projects primarily included Pamour at Porcupine; Cerro Negro expansion projects; Yanacocha Sulfides; Tanami Expansion 2; Ahafo North; and Goldrush Complex at NGM.
Sustaining capital includes capital expenditures such as underground and surface mine development, capitalized component purchases, tailings facility construction, mining equipment, infrastructure improvements, reserves drilling conversion, water storage and support facilities, and water treatment plant construction.
Refer to Note 4 of the Condensed Consolidated Financial Statements and Non-GAAP Financial Measures, "All-In Sustaining Costs", below, for further information.
Debt
Debt and Corporate Revolving Credit Facilities. In connection with the Newcrest transaction, the Company acquired bilateral bank debt facilities (the "bilateral facilities") held with 13 banks. The bilateral facilities due February 7, 2024 include the 3 banks that exercised their option under the change of effective control event. On February 7, 2024, the Company repaid the 3 non-consenting banks with a total borrowing capacity of $462. On February 15, 2024, the Company completed an amendment and restatement of its existing $3,000 revolving credit agreement dated as of April 4, 2019 (the “Existing Credit Agreement”). The Existing Credit Agreement was entered into with a syndicate of financial institutions and provided for borrowings in U.S. dollars and contained a letter of credit sub-facility. Per the amendment, the expiration date of the credit facility was extended from March 30, 2026 to February 15, 2029 and the borrowing capacity was increased to $4,000. Interest is based on Term SOFR plus a credit spread adjustment and margin. Concurrently, the Company utilized the $4,000 revolving credit agreement and used the proceeds thereof to repay the remaining $1,461 owed on the remaining bilateral facilities.
In March 2024, we issued $2,000 of unsecured Senior Notes comprised of $1,000 due March 30, 2026 (“2026 Senior Notes”) and $1,000 due March 30, 2034 ("2034 Senior Notes"). Net proceeds from the 2026 and 2034 Senior Notes were $1,980, which were used to fully repay the drawdown on the revolving credit facility. Interest will be paid semi-annually at a rate of 5.30% and 5.35% per annum for the 2026 and the 2034 Senior Notes, respectively.
Debt Covenants. There were no material changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding our debt covenants. At March 31, 2024, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Co-Issuer and Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries.
Newmont and Newcrest Finance Pty Ltd ("Newcrest Finance"), as issuers, and Newmont USA, as guarantor, are collectively referred to here-within as the "Obligor Group".
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, including funds at subsidiaries classified as assets held for sale by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $185 and $178 at March 31, 2024 and December 31, 2023, respectively. All noncontrolling interests relate to non-guarantor subsidiaries. For further information on our noncontrolling interests, refer to Note 1 of the Condensed Consolidated Financial Statements.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newcrest Finance is a finance subsidiary with no material assets or operations other than those related to issued external debt. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM. For further information regarding these and our other operations, refer to Note 4 of the Condensed Consolidated Financial Statements and Results of Consolidated Operations within Part I, Item 2, MD&A.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at March 31, 2024 and December 31, 2023.

	At March 31, 2024		At December 31, 2023
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$15,764	$9,442	$14,776	$8,713
Non-current intercompany assets	$493	$476	$500	$483
Current intercompany liabilities	$14,794	$1,538	$13,716	$1,652
Current external debt	$—	$—	$1,923	$—
Non-current intercompany liabilities	$331	$—	$386	$—
Non-current external debt	$8,926	$—	$6,944	$—
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
At March 31, 2024, Newmont USA had approximately $8,926 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at March 31, 2024, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At March 31, 2024, (i) Newmont’s total consolidated indebtedness was approximately $9,468, none of which was secured (other than $535 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $7,464 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 16 of the Condensed Consolidated Financial Statements.
Contractual Obligations
As of March 31, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2023. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, for information regarding our contractual obligations.
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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings Environmental and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For additional information on the Company’s reclamation and remediation liabilities, refer to Notes 7 and 20 of the Condensed Consolidated Financial Statements.
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Refer to Non-GAAP Financial Measures within Part II, Item 7 within our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 for further information on the non-GAAP financial measures presented below, including why management believes that its presentation of non-GAAP financial measures provides useful information to investors.

Earnings before interest, taxes, depreciation and amortization and Adjusted earnings before interest, taxes, depreciation and amortization
Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Newmont stockholders	$170	$351
Net income (loss) attributable to noncontrolling interests	9	12
Net (income) loss from discontinued operations	(4)	(12)
Equity loss (income) of affiliates	(7)	(25)
Income and mining tax expense (benefit)	260	213
Depreciation and amortization	654	461
Interest expense, net of capitalized interest	93	65
EBITDA	$1,175	$1,065
Adjustments:
Loss on assets held for sale (1)	$485	$—
Change in fair value of investments (2)	(31)	(41)
Newcrest transaction and integration costs (3)	29	—
Settlement costs (4)	21	—
Impairment charges (5)	12	4
(Gain) loss on asset and investment sales, net (6)	(9)	(36)
Restructuring and severance (7)	6	2
Reclamation and remediation charges (8)	6	—
Other (9)	—	(4)
Adjusted EBITDA	$1,694	$990
____________________________
(1)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recorded for the six non-core assets and the development project that met the requirements to be presented as held for sale in 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further information.
(2)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable equity securities.
(3)Newcrest transaction and integration costs, included in Other expense, net, represents costs incurred related to Newmont's acquisition of Newcrest completed in 2023 as well as subsequent integration costs. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(4)Settlement costs, included in Other expense, net, are primarily comprised of wind-down and demobilization costs related to the French Guiana project in 2024 and litigation expenses in 2023.
(5)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(6)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, in 2024 primarily represent the purchase and sale of foreign currency bonds. For 2023, primarily comprised of the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 9 of the Condensed Consolidated Financial Statements for further information.
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
(9)Other, included in Other income (loss), net, in 2023, represents income received during the first quarter of 2023, on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022.

Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended March 31, 2024
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$170	$0.15	$0.15
Net loss (income) attributable to Newmont stockholders from discontinued operations	(4)	—	—
Net income (loss) attributable to Newmont stockholders from continuing operations	166	0.15	0.15
Loss on assets held for sale (2)	485	0.43	0.43
Change in fair value of investments (3)	(31)	(0.03)	(0.03)
Newcrest transaction and integration costs (4)	29	0.03	0.03
Settlement costs (5)	21	0.02	0.02
Impairment charges (6)	12	0.01	0.01
(Gain) loss on asset and investment sales, net (7)	(9)	(0.01)	(0.01)
Restructuring and severance (8)	6	—	—
Reclamation and remediation charges (9)	6	—	—
Tax effect of adjustments (10)	(147)	(0.13)	(0.13)
Valuation allowance and other tax adjustments (11)	92	0.08	0.08
Adjusted net income (loss)	$630	$0.55	$0.55

Weighted average common shares (millions): (12)		1,153	1,153
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recorded for the six non-core assets and the development project that met the requirements to be presented as held for sale in 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further information.
(3)Change in fair value of investments, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable equity securities.
(4)Newcrest transaction and integration costs, included in Other expense, net, represents costs incurred related to Newmont's acquisition of Newcrest completed in 2023 as well as subsequent integration costs. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(5)Settlement costs, included in Other expense, net, are primarily comprised of wind down and demobilization costs related to the French Guiana project.
(6)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(7)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, primarily represents the gain recognized on the purchase and sale of foreign currency bonds. Refer to Note 9 of the Condensed Consolidated Financial Statements for further information.
(8)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company.
(9)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 7 of the Condensed Consolidated Financial Statement for further information.
(10)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three months ended March 31, 2024 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(65), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $35, net reductions to the reserve for uncertain tax positions of $(2), recording of a deferred tax liability for the outside basis difference at Akyem of $117 due to the status change to held-for-sale, and other tax adjustments of $7. For further information on reductions to the reserve for uncertain tax positions, refer to Note 10 of the Condensed Consolidated Financial Statements.
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
(3)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. For further information, refer to Note 9 of the Condensed Consolidated Financial Statements.
(4)Impairment charges, included in Other expense, net, represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories.
(5)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company.
(6)Other, included in Other income (loss), net, primarily represents income received on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022.
(7)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (6), as described above, and are calculated using the applicable regional tax rate.
(8)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three months ended March 31, 2023 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $10, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $17, net reductions to the reserve for uncertain tax positions of $11, other tax adjustments of $2. For further information on reductions to the reserve for uncertain tax positions, refer to Note 10 of the Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities (1)	$776	$481
Less: Additions to property, plant and mine development	(850)	(526)
Free Cash Flow	$(74)	$(45)

Net cash provided by (used in) investing activities (2)	$(798)	$(342)
Net cash provided by (used in) financing activities	$(299)	$(350)
____________________________
(1)Includes payment of $291 for stamp duty tax, related to the Newcrest transaction, in the first quarter of 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Newcrest transaction.
(2)Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.

Net Debt
Net Debt is calculated as Debt and Lease and other financing obligations less Cash and cash equivalents as presented on the Condensed Consolidated Balance Sheets. Cash and cash equivalents are subtracted from Debt and Lease and other financing obligations as these are highly liquid, low-risk investments and could be used to reduce the Company's debt obligations.
The following table sets forth a reconciliation of Net Debt, a non-GAAP financial measure, to Debt and Lease and other financing obligations, which the Company believes to be the GAAP financial measures most directly comparable to Net Debt.

	At March 31, 2024	At December 31, 2023
Debt	$8,933	$8,874
Lease and other financing obligations	535	562
Less: Cash and cash equivalents	(2,336)	(3,002)
Less: Cash and cash equivalents included in current assets held for sale (1)	(342)	—
Net debt	$6,790	$6,434
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including $342 of Cash and cash equivalents, were reclassified to Current assets held for sale and Current liabilities held for sale, respectively. Refer to Note 5 of the Condensed Consolidated Financial Statements for additional information.
Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce

	Three Months Ended March 31,
	2024	2023
Costs applicable to sales (1)(2)	$1,690	$1,239
Gold sold (thousand ounces)	1,599	1,208
Costs applicable to sales per ounce (3)	$1,057	$1,025
____________________________
(1)Includes by-product credits of $39 and $30 during the three months ended March 31, 2024 and 2023.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended March 31,
	2024	2023
Costs applicable to sales (1)(2)	$416	$243
Gold equivalent ounces - other metals (thousand ounces) (3)	502	265
Costs applicable to sales per gold equivalent ounce (4)	$829	$918
____________________________
(1)Includes by-product credits of $15 and $2 during the three months ended March 31, 2024 and 2023.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024 and Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2023.
(4)Per ounce measures may not recalculate due to rounding.
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended March 31, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Brucejack (10)	$74	$1	$—	$—	$—	$1	$12	$88	34	$2,580
Red Chris (10)	7	—	—	—	—	1	1	9	7	$1,277
Peñasquito	38	1	—	—	—	3	5	47	44	$1,079
Merian	90	2	2	—	—	—	19	113	74	$1,530
Cerro Negro	63	2	1	—	1	—	15	82	74	$1,120
Yanacocha	88	7	2	—	—	—	5	102	90	$1,123
Boddington	144	5	—	—	—	3	24	176	142	$1,242
Tanami	82	1	—	—	—	—	22	105	91	$1,149
Cadia (10)	74	—	3	—	—	6	30	113	114	$989
Lihir (10)	171	1	6	—	—	—	51	229	182	$1,256
Ahafo	159	4	—	—	—	1	22	186	184	$1,010
NGM	314	4	2	2	1	2	95	420	267	$1,576
Corporate and Other (11)	—	—	30	90	1	—	4	125	—	—
Held for sale (14)
CC&V	40	3	1	—	1	—	5	50	29	$1,735
Musselwhite	57	1	2	—	1	—	25	86	49	$1,766
Porcupine	63	5	2	—	—	—	19	89	61	$1,470
Éléonore	80	2	4	—	—	—	21	107	56	$1,920
Telfer (10)	70	2	3	—	—	1	3	79	26	$3,017
Akyem	76	11	—	1	—	—	8	96	75	$1,254
Total Gold	1,690	52	58	93	5	18	386	2,302	1,599	$1,439

Gold equivalent ounces - other metals (12)(13)
Red Chris (10)	31	—	2	—	—	4	6	43	31	$1,400
Peñasquito	255	9	1	—	—	35	34	334	303	$1,102
Boddington	48	1	—	—	—	3	3	55	51	$1,081
Cadia (10)	67	—	2	—	—	19	27	115	112	$1,027
Corporate and Other (11)	—	—	1	8	—	—	—	9	—	$—
Held for sale (14)
Telfer (10)	15	1	1	—	—	2	1	20	5	$3,745
Total Gold Equivalent Ounces	416	11	7	8	—	63	71	576	502	$1,148

Consolidated	$2,106	$63	$65	$101	$5	$81	$457	$2,878
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $54.
(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Brucejack, $1 at Peñasquito, $15 at Telfer, and $6 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $33 and $30, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $54 and $11, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $1 at Peñasquito, $2 at Merian, $4 at Cerro Negro, $1 at Boddington, $8 at Tanami, $5 at Ahafo, $4 at Akyem, $3 at NGM, and $13 at Corporate and Other, totaling $41 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for Newcrest transaction and integration costs of $29, settlement costs of $21, impairment charges of $12, and restructuring and severance of $6.
(7)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, Management's Discussion and Analysis for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $15.
(9)Per ounce measures may not recalculate due to rounding.
(10)Sites acquired through the Newcrest transaction. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(11)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(13)For the three months ended March 31, 2024, Red Chris sold 6 thousand tonnes of copper, Peñasquito sold 10 million ounces of silver, 29 thousand tonnes of lead and 61 thousand tonnes of zinc, Boddington sold 9 thousand tonnes of copper, Cadia sold 20 thousand tonnes of copper, and Telfer sold 1 thousand tonnes of copper.
(14)Sites are classified as held for sale as of March 31, 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.

Three Months Ended March 31, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (10)
Gold
CC&V	$51	$2	$3	$—	$—	$—	$10	$66	48	$1,375
Musselwhite	58	1	1	—	—	—	14	74	44	$1,681
Porcupine	70	5	4	—	—	—	13	92	65	$1,412
Éléonore	75	2	1	—	—	—	19	97	68	$1,420
Peñasquito	67	3	—	—	—	4	12	86	56	$1,539
Merian	85	2	2	—	—	—	14	103	83	$1,235
Cerro Negro	70	1	1	—	—	—	12	84	61	$1,379
Yanacocha	56	7	3	—	1	—	3	70	53	$1,332
Boddington	167	4	1	—	—	5	28	205	198	$1,035
Tanami	61	1	—	—	—	—	17	79	65	$1,219
Ahafo	130	4	—	—	1	—	44	179	131	$1,366
Akyem	63	10	—	—	—	—	10	83	78	$1,067
NGM	286	4	4	2	—	2	65	363	258	$1,405
Corporate and Other (11)	—	—	19	61	—	—	2	82	—	$—
Total Gold	1,239	46	39	63	2	11	263	1,663	1,208	$1,376

Gold equivalent ounces - other metals (12)(13)
Peñasquito	190	7	1	—	—	34	36	268	199	$1,351
Boddington	53	1	1	—	—	4	8	67	66	$1,019
Corporate and Other (11)	—	—	3	11	—	—	—	14	—	$—
Total Gold Equivalent Ounces	243	8	5	11	—	38	44	349	265	$1,322

Consolidated	$1,482	$54	$44	$74	$2	$49	$307	$2,012
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $32.
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
(6)Advanced projects, research and development and exploration excludes development expenditures of $2 at Peñasquito, $1 at Merian, $1 at Cerro Negro, $4 at Tanami, $6 at Ahafo, $3 at Akyem, $3 at NGM and $19 at Corporate and Other, totaling $39 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for impairment charges of $4 and restructuring and severance costs of $2.
(8)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, Management's Decision and Analysis for sustaining capital expenditures by segment.
(9)Includes finance lease payments for sustaining projects of $22.
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
(13)For the three months ended March 31, 2023, Peñasquito sold 6 million ounces of silver, 17 thousand tonnes of lead and 45 thousand tonnes of zinc, and Boddington sold 12 thousand tonnes of copper.

Accounting Developments
For a discussion of Risks and Uncertainties and Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 of the Condensed Consolidated Financial Statements.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Estimates included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 for additional information on our critical accounting policies and estimates.
Safe Harbor Statement
Certain statements contained in this report (including information incorporated by reference herein) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provided for under these sections. Words such as “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s),” “estimate(s),” “should,” “intend(s),” "target(s)," "plan(s)," "potential," and similar expressions are intended to identify forward-looking statements. Our forward-looking statements may include, without limitation:
•estimates regarding future earnings and the sensitivity of earnings to gold, copper, silver, lead, zinc, and other metal prices;
•estimates of future mineral production and sales;
•estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis, including estimates of future costs applicable to sales and all-in sustaining costs;
•estimates of future cash flows and the sensitivity of cash flows to gold, copper, silver, lead, zinc, and other metal prices;
•estimates of future capital expenditures, including development and sustaining capital, as well as construction or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;
•estimates as to the projected development of certain ore deposits or projects, such as the Tanami Expansion 2, Ahafo North, Yanacocha Sulfides, Pamour, Cerro Negro District Expansion 1, Cadia Block Cave, Red Chris Block Cave and Wafi-Golpu, including without limitation expectations for the production, milling, costs applicable to sales, all-in sustaining costs, mine-life extension, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates, construction completion dates and other timelines;
•estimates of reserves and resources statements regarding future exploration results and reserve and resource replacement and the sensitivity of reserves to metal price changes;
•statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future share repurchase transactions, debt repayments or debt tender transactions;
•statements regarding future cash flows and returns to shareholders, including with respect to future dividends, the dividend framework and expected payout levels;
•estimates regarding future exploration expenditures and discoveries;
•statements regarding fluctuations in financial and currency markets;
•estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
•expectations regarding statements regarding future or recently completed transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters, and expectations from the integration of Newcrest, including the combined company’s production capacity, asset quality and geographic spread;
•estimates of future cost reductions, synergies, including pre-tax synergies, savings and efficiencies, and future cash flow enhancements through portfolio optimization;
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
•estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation, in connection with water treatment, such as the Yanacocha water treatment plants, and tailings management;
•statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized reserve potential;
•estimates of pension and other post-retirement costs;
•statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements; and
•estimates of future cost reductions, synergies, savings and efficiencies in connection with full potential programs and initiatives.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:
•there being no significant change to current geotechnical, metallurgical, hydrological and other physical conditions;
•the price of gold, copper, silver, lead, zinc and other metal prices and commodities;
•the cost of operations and prices for key supplies;
•currency fluctuations, including exchange rate assumptions;
•other macroeconomic events impacting inflation, interest rates, supply chain, and capital markets;
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
•changes in tax laws;
•political developments in any jurisdiction in which Newmont operates being consistent with its current expectations;
•our ability to obtain or maintain necessary financing; and
•other risks and hazards associated with mining operations.
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2023 as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets and goodwill. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding the sensitivity of our impairment analyses over long-lived assets and goodwill to changes in metal price.
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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2024 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$2,070	$1,700
Copper price (per pound)	$3.83	$3.75
Silver price (per ounce)	$23.34	$22.00
Lead price (per pound)	$0.94	$0.90
Zinc price (per pound)	$1.11	$1.25
AUD to USD exchange rate	$0.66	$0.70
CAD to USD exchange rate	$0.74	$0.75
MXN to USD exchange rate	$0.06	$0.05
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
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at March 31, 2024. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. See Note 11 to our Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
Foreign Currency
In addition to our operations in the U.S., we have significant operations and/or assets in Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji and Ghana. All of our operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Fluctuations in the local currency exchange rates in relation to the USD can increase or decrease profit margins, capital expenditures, cash flow and Costs applicable to sales per ounce to the extent costs are paid in local currency at foreign operations.
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at March 31, 2024 in relation to the U.S. dollar at our foreign mining operations. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $103 increase to Costs applicable to sales per ounce at March 31, 2024.

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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of March 31, 2024.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	209	$2,222	$32	$2,214
Copper (pounds, in millions)	76	$3.99	$21	$3.96
Silver (ounces, in millions)	5	$24.82	$9	$24.54
Lead (pounds, in millions)	46	$0.92	$3	$0.89
Zinc (pounds, in millions)	87	$1.10	$6	$1.08
Molybdenum (pounds, in millions) (3)	1	$19.81	$2	$19.99
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
(2)The closing settlement price as of March 31, 2024 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
(3)Molybdenum is a by-product at the Cadia site and is recognized as a reduction to Costs applicable to sales.
Hedging Instruments
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at March 31, 2024, which were entered into to mitigate variability in cash flows related to certain commodity prices and foreign currency impacts, respectively. By using hedges, we are affected by market risk, credit risk, and market liquidity risk.
Market Risk
Market risk is the risk that the fair value of a derivative might be adversely affected by a change in commodity prices or currency exchange rates, and that this in turn affects our financial condition. We manage market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We mitigate this potential risk to our financial condition by establishing trading agreements with counterparties under which we are not required to post any collateral or be subject to any margin calls on our derivatives. Our counterparties cannot require settlement solely because of an adverse change in the fair value of a derivative.
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project included in the Company's Tanami segment. The Company has designated the forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated Tanami Expansion 2 capital expenditures. We have performed a sensitivity analysis as of March 31, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD market rates in effect at March 31, 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an approximate decrease in the fair value of the foreign currency cash flow hedges of $9 at March 31, 2024.
The Cadia PPA is a 15-year renewable power purchase agreement acquired by the Company through the Newcrest transaction. At January 1, 2024, the Company designated the Cadia PPA in a cash flow hedging relationship to mitigate variability in cash flows related to approximately 40% of the Company's forecasted purchases of power at the Cadia mine for a 15 year period from the Cadia PPA's commercial operations date, which is expected in the third quarter of 2024. The Cadia PPA was transacted for risk management purposes. We have performed a sensitivity analysis as of March 31, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge of $37 at March 31, 2024.

Credit Risk
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
On November 6, 2023, the Company completed the acquisition of Newcrest Mining Limited (“Newcrest”) which operated under its own set of systems and internal controls. During the three months ended March 31, 2024, the Company transitioned certain of Newcrest’s processes to the Company’s internal control processes and added other internal controls over significant processes specific to the tangible and intangible assets acquired and liabilities assumes as a result of the acquisition, and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction. The Company will continue the process of integrating internal controls over financial reporting for Newcrest and plans to incorporate Newcrest in the evaluation of internal controls over financial reporting beginning in the fourth quarter of 2024.
There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 20 of the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.       RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Business; Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2024 through January 31, 2024	6,057	$42.72	—	$1,000,000,000
February 1, 2024 through February 29, 2024	249,590	$31.96	—	$1,000,000,000
March 1, 2024 through March 31, 2024	59,927	$29.86	—	$1,000,000,000
___________________________
(1)The total number of shares purchased (and the average price paid per share) reflects shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations.
(2)On February 21, 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased does not exceed $1 billion. The program will expire after 24 months (in February 2026). The program will be executed at the Company's discretion. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
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
The health and safety of our people and our host communities is paramount. Sadly, we recently lost four of our colleagues over the past six-month period, Adam Kennedy at our Brucejack mine, Ike Cobbinah Morrison at our Ahafo North project, and Rosana Ledesma and Daniel Ochoa at our Cerro Negro mine. These tragic losses have had a profound impact on the entire Newmont community, and it is with great humility and resolve that we will continue to challenge ourselves to ensure everyone working in Newmont’s business goes home safely to their loved ones. These tragic incidents remind us of the inherent risks in mining and underscore the importance of constant vigilance and adherence to the critical controls that must be in place before undertaking a task. We have intensified our efforts to strengthen our Fatality Risk Management system and fundamental safety tools and practices. Along with conducting thorough investigations into these incidents, our response will include both implementing immediate measures from early observations from the investigations, as well as taking a structured approach to reinvigorate our safety systems, tools, and in field leadership activities with a heavy focus on the quality of application.

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
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. During the three months ended March 31, 2024, the following directors and executive officers adopted or terminated Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
On January 29, 2024, Rob Atkinson, Executive Vice President and Chief Operating Officer, terminated a trading arrangement previously adopted with respect to the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”). Mr. Atkinson’s Rule 10b5-1 Trading Plan was adopted on May 30, 2023, had a term of 14 months, and provided for the sale of up to 66,000 shares of common stock pursuant to the terms of the plan. As of the date of termination of the Rule 10b5-1 Trading Plan, Mr. Atkinson had sold 27,500 shares of common stock under its terms. The adoption of such 10b5-1 Trading Plan, and its subsequent termination, each occurred during an open insider trading window and complied with the Company’s standards on insider trading.
On March 28, 2024, Tom Palmer, President, Chief Executive Officer and Director, adopted a Rule 10b5-1 Trading Plan. Mr. Palmer’s Rule 10b5-1 Trading Plan has a term of 11 months and provides for the sale of up to 104,000 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

4.1	-
Indenture, dated as of March 7, 2024, by and among Newmont Corporation, Newcrest Finance Pty Limited, Newmont USA Limited and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2024.

4.2	-
Form of 5.30% Notes due 2026 (included as Exhibit A of Exhibit 4.1). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2024.

4.3	-
Form of 5.35% Notes due 2034 (included as Exhibit B of Exhibit 4.1). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2024.

10.1	-
Amended and Restated Credit Agreement, dated as of February 15, 2024, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, the lenders issuing banks party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on February 22, 2024.

10.2*†		Form of Global 2024 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.3*†	-	Section 16 Officer Long-term Incentive Plan, effective January 1, 2024, filed herewith.

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101.INS**	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	-	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**		Cover Page Interactive Data File (embedded within the XBRL document contained in Exhibit 101)
____________________________
*Filed or furnished herewith.
**Submitted electronically herewith.
†Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT CORPORATION
(Registrant)

Date: April 29, 2024	/s/ KARYN F. OVELMEN
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2024	/s/ JOSHUA L. CAGE
Joshua L. Cage
Chief Accounting Officer and Controller
(Principal Accounting Officer)