Form 10-Q
period 2024-06-30
NEWMONT Corp /DE/
filed 2024-07-25
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
There were 1,147,429,288 shares of common stock outstanding on July 18, 2024.

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
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
SECOND QUARTER 2024 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financial Results:
Sales	$4,402	$2,683	$8,425	$5,362
Gold	$3,623	$2,380	$6,964	$4,683
Copper	$377	$82	$674	$192
Silver	$209	$124	$410	$241
Lead	$44	$32	$104	$64
Zinc	$149	$65	$273	$182
Costs applicable to sales (1)	$2,156	$1,543	$4,262	$3,025
Gold	$1,777	$1,277	$3,467	$2,516
Copper	$161	$48	$322	$101
Silver	$96	$95	$207	$177
Lead	$26	$33	$62	$55
Zinc	$96	$90	$204	$176
Net income (loss) from continuing operations	$842	$153	$1,017	$504
Net income (loss)	$857	$155	$1,036	$518
Net income (loss) from continuing operations attributable to Newmont stockholders	$838	$153	$1,004	$492
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.73	$0.19	$0.87	$0.62
Net income (loss) attributable to Newmont stockholders	$0.74	$0.19	$0.89	$0.64
Adjusted net income (loss) (2)	$834	$266	$1,464	$586
Adjusted net income (loss) per share, diluted (2)	$0.72	$0.33	$1.27	$0.74
Earnings before interest, taxes and depreciation and amortization (2)	$1,741	$835	$2,916	$1,900
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$1,966	$910	$3,660	$1,900
Net cash provided by (used in) operating activities of continuing operations			$2,170	$1,137
Free cash flow (2)			$520	$(5)
Cash dividends paid per common share in the period ended June 30,	$0.25	$0.40	$0.50	$0.80
Cash dividends declared per common share for the period ended June 30,	$0.25	$0.40	$0.50	$0.80
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
SECOND QUARTER 2024 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,534	1,203	3,153	2,436
Sold	1,543	1,211	3,142	2,419
Attributable gold ounces (thousands):
Produced (1)	1,607	1,240	3,282	2,513
Sold (2)	1,528	1,197	3,109	2,385
Consolidated and attributable gold equivalent ounces - other metals (thousands):(3)
Produced	477	256	966	544
Sold	453	251	955	516
Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	83	26	164	52
Tonnes (thousands)	38	12	74	24
Sold copper:
Pounds (millions)	84	25	164	51
Tonnes (thousands)	39	11	75	23
Produced silver (million ounces)	8	6	17	14
Sold silver (million ounces)	8	6	18	12
Produced lead:
Pounds (millions)	44	45	105	86
Tonnes (thousands)	20	20	48	39
Sold lead:
Pounds (millions)	43	36	108	72
Tonnes (thousands)	20	16	49	33
Produced zinc:
Pounds (millions)	144	78	271	180
Tonnes (thousands)	65	35	123	82
Sold zinc:
Pounds (millions)	113	90	248	189
Tonnes (thousands)	52	41	113	86
Average realized price:
Gold (per ounce)	$2,347	$1,965	$2,216	$1,936
Copper (per pound)	$4.47	$3.26	$4.10	$3.73
Silver (per ounce)	$26.20	$20.56	$23.00	$19.85
Lead (per pound)	$1.05	$0.92	$0.97	$0.89
Zinc (per pound)	$1.31	$0.73	$1.10	$0.96
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,152	$1,054	$1,103	$1,040
Gold equivalent ounces - other metals (per ounce) (3)	$836	$1,062	$832	$988
All-in sustaining costs: (5)
Gold (per ounce)	$1,562	$1,472	$1,500	$1,424
Gold equivalent ounces - other metals (per ounce) (3)	$1,207	$1,492	$1,176	$1,405
____________________________
(1)Attributable gold ounces produced includes 53 and 51 thousand ounces for the three months ended June 30, 2024 and 2023, respectively, and 107 and 111 thousand ounces for the six months ended June 30, 2024 and 2023, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment. For the three and six months ended June 30, 2024, Attributable gold ounces produced also includes 35 thousand ounces and 56 thousand ounces, respectively, related to the Fruta del Norte mine, which is wholly owned by Lundin Gold, in which the Company holds a 32.0% interest at June 30, 2024 and is accounted for as an equity method investment on a quarter lag.
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
(5)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

Second Quarter 2024 Highlights (dollars in millions, except per share, per ounce and per pound amounts, unless otherwise noted)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $838 or $0.73 per diluted share, an increase of $685 from the prior-year quarter primarily due to an increase to attributable net income related to the acquired Newcrest sites. Excluding the impact of acquired sites, the increase is primarily due to an increase in Sales, resulting from higher average realized prices for all metals, and lower Depreciation and amortization. This increase was partially offset by an increase in Costs applicable to sales and higher tax expense.
•Adjusted net income: Reported Adjusted net income of $834 or $0.72 per diluted share, an increase of $0.39 per diluted share from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $1,966 in Adjusted EBITDA, an increase of 116% from the prior-year quarter (see Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $2,170 for the six months ended June 30, 2024, an increase of 91% from the prior year, and free cash flow of $520 (see Non-GAAP Financial Measures within Part I, Item 2, MD&A). Net cash provided by (used in) operating activities included a payment of $291 on the Stamp Duty, related to the Newcrest transaction, in the first quarter of 2024.
•Portfolio Updates: Completed the sale of the Fruta del Norte Facilities in which Lundin Gold repurchased the Streaming Credit Facility agreement and settled the rights under the Offtake agreement for cash consideration of $330, of which $180 was received in June 2024.
•ESG: Published our climate performance update in May 2024 providing an overview of the Company's 2023 greenhouse gas emissions performance for the operating sites managed by Newmont prior to the acquisition of Newcrest. 2023 climate data for all sites, including those acquired through the Newcrest transaction, will be published in the fourth quarter of 2024.
•Attributable gold production: Produced 1.6 million attributable ounces of gold and 477 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $2.6 billion of consolidated cash, cash of $205 included in Assets held for sale, and $6.8 billion of total liquidity; declared a dividend of $0.25 per share in July 2024; settled $104 of share repurchases from $1 billion stock repurchase program; redeemed $250 of certain senior notes.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales (Note 6)	$4,402	$2,683	$8,425	$5,362

Costs and expenses:
Costs applicable to sales (1)	2,156	1,543	4,262	3,025
Depreciation and amortization	602	486	1,256	947
Reclamation and remediation (Note 7)	94	66	192	132
Exploration	57	66	110	114
Advanced projects, research and development	49	44	102	79
General and administrative	100	71	201	145
Loss on assets held for sale (Note 5)	246	—	731	—
Other expense, net (Note 8)	59	41	132	49
	3,363	2,317	6,986	4,491
Other income (expense):
Other income (loss), net (Note 9)	100	(17)	221	82
Interest expense, net of capitalized interest	(103)	(49)	(196)	(114)
	(3)	(66)	25	(32)
Income (loss) before income and mining tax and other items	1,036	300	1,464	839
Income and mining tax benefit (expense) (Note 10)	(191)	(163)	(451)	(376)
Equity income (loss) of affiliates (Note 13)	(3)	16	4	41
Net income (loss) from continuing operations	842	153	1,017	504
Net income (loss) from discontinued operations	15	2	19	14
Net income (loss)	857	155	1,036	518
Net loss (income) attributable to noncontrolling interests (Note 1)	(4)	—	(13)	(12)
Net income (loss) attributable to Newmont stockholders	$853	$155	$1,023	$506

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$838	$153	$1,004	$492
Discontinued operations	15	2	19	14
	$853	$155	$1,023	$506
Weighted average common shares (millions):
Basic	1,153	795	1,153	794
Effect of employee stock-based awards	2	—	1	1
Diluted	1,155	795	1,154	795

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$0.73	$0.19	$0.87	$0.62
Discontinued operations	0.01	—	0.02	0.02
	$0.74	$0.19	$0.89	$0.64
Diluted:
Continuing operations	$0.73	$0.19	$0.87	$0.62
Discontinued operations	0.01	—	0.02	0.02
	$0.74	$0.19	$0.89	$0.64
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$857	$155	$1,036	$518
Other comprehensive income (loss):
Change in marketable securities, net of tax	—	—	—	(1)
Ownership interest in equity method investments	(2)	—	(2)	—
Foreign currency translation adjustments	3	(4)	8	(5)
Change in pension and other post-retirement benefits, net of tax	—	(2)	—	(3)
Change in cash flow hedges, net of tax	8	(4)	(27)	(7)
Other comprehensive income (loss)	9	(10)	(21)	(16)
Comprehensive income (loss)	$866	$145	$1,015	$502

Comprehensive income (loss) attributable to:
Newmont stockholders	$862	$145	$1,002	$490
Noncontrolling interests	4	—	13	12
	$866	$145	$1,015	$502
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30, 2024	At December 31, 2023
ASSETS
Cash and cash equivalents	$2,602	$3,002
Trade receivables (Note 6)	955	734
Investments (Note 13)	50	23
Inventories (Note 14)	1,467	1,663
Stockpiles and ore on leach pads (Note 15)	681	979
Derivative assets (Note 12)	71	198
Other current assets	874	913
Assets held for sale (Note 5)	5,370	—
Current assets	12,070	7,512
Property, plant and mine development, net	33,655	37,563
Investments (Note 13)	4,141	4,143
Stockpiles and ore on leach pads (Note 15)	2,002	1,935
Deferred income tax assets	273	268
Goodwill	2,792	3,001
Derivative assets (Note 12)	181	444
Other non-current assets	564	640
Total assets	$55,678	$55,506

LIABILITIES
Accounts payable	$683	$960
Employee-related benefits	457	551
Income and mining taxes payable	264	88
Lease and other financing obligations	104	114
Debt (Note 16)	—	1,923
Other current liabilities (Note 17)	1,819	2,362
Liabilities held for sale (Note 5)	2,405	—
Current liabilities	5,732	5,998
Debt (Note 16)	8,692	6,951
Lease and other financing obligations	429	448
Reclamation and remediation liabilities (Note 7)	6,620	8,167
Deferred income tax liabilities	3,046	2,987
Employee-related benefits	616	655
Silver streaming agreement	733	779
Other non-current liabilities (Note 17)	247	316
Total liabilities	26,115	26,301

Commitments and contingencies (Note 20)

EQUITY
Common stock	1,851	1,854
Treasury stock	(274)	(264)
Additional paid-in capital	30,394	30,419
Accumulated other comprehensive income (loss) (Note 18)	(7)	14
(Accumulated deficit) Retained earnings	(2,585)	(2,996)
Newmont stockholders' equity	29,379	29,027
Noncontrolling interests	184	178
Total equity	29,563	29,205
Total liabilities and equity	$55,678	$55,506
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$1,036	$518
Non-cash adjustments:
Depreciation and amortization	1,256	947
Loss on assets held for sale (Note 5)	731	—
Net (income) loss from discontinued operations	(19)	(14)
Reclamation and remediation	182	120
(Gain) loss on asset and investment sales, net (Note 9)	(64)	(36)
Stock-based compensation	44	42
Deferred income taxes	(42)	21
Change in fair value of investments (Note 9)	(22)	1
Other non-cash adjustments	(3)	7
Net change in operating assets and liabilities (Note 19)	(929)	(469)
Net cash provided by (used in) operating activities of continuing operations	2,170	1,137
Net cash provided by (used in) operating activities of discontinued operations	34	7
Net cash provided by (used in) operating activities	2,204	1,144

Investing activities:
Additions to property, plant and mine development	(1,650)	(1,142)
Proceeds from asset and investment sales	252	214
Purchases of investments	(106)	(542)
Return of investment from equity method investees	41	30
Contributions to equity method investees	(20)	(64)
Proceeds from maturities of investments	—	981
Other	44	23
Net cash provided by (used in) investing activities	(1,439)	(500)

Financing activities:
Repayment of debt	(3,650)	—
Proceeds from issuance of debt, net	3,476	—
Dividends paid to common stockholders	(577)	(636)
Repurchases of common stock	(104)	—
Distributions to noncontrolling interests	(77)	(66)
Funding from noncontrolling interests	53	75
Payments on lease and other financing obligations	(40)	(32)
Payments for withholding of employee taxes related to stock-based compensation	(10)	(22)
Other	(28)	(3)
Net cash provided by (used in) financing activities	(957)	(684)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(4)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	(206)	(44)
Less: cash and restricted cash reclassified to assets held for sale (1)	(258)	—
Net change in cash, cash equivalents and restricted cash	(464)	(44)
Cash, cash equivalents and restricted cash at beginning of period	3,100	2,944
Cash, cash equivalents and restricted cash at end of period	$2,636	$2,900

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,602	$2,829
Restricted cash included in Other current assets	6	1
Restricted cash included in Other non-current assets	28	70
Total cash, cash equivalents and restricted cash	$2,636	$2,900
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities as of June 30, 2024, including $205 of Cash and cash equivalents and $53 of restricted cash, included in Other current assets and Other non-current assets, were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 for additional information.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,159	$1,854	(7)	$(264)	$30,419	$14	$(2,996)	$178	$29,205
Net income (loss)	—	—	—	—	—	—	170	9	179
Other comprehensive income (loss)	—	—	—	—	—	(30)	—	—	(30)
Dividends declared (1)	—	—	—	—	—	—	(285)	—	(285)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(35)	(35)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	33	33
Withholding of employee taxes related to stock-based compensation	—	—	—	(10)	—	—	—	—	(10)
Stock-based awards and related share issuances	1	1	—	—	17	—	—	—	18
Balance at March 31, 2024	1,160	$1,855	(7)	$(274)	$30,436	$(16)	$(3,111)	$185	$29,075
Net income (loss)	—	—	—	—	—	—	853	4	857
Other comprehensive income (loss)	—	—	—	—	—	9	—	—	9
Dividends declared (1)	—	—	—	—	—	—	(292)	—	(292)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Repurchase and retirement of common stock (2)	(2)	(4)	—	—	(66)	—	(35)	—	(105)
Stock-based awards and related share issuances	—	—	—	—	24	—	—	—	24
Balance at June 30, 2024	1,158	$1,851	(7)	$(274)	$30,394	$(7)	$(2,585)	$184	$29,563
____________________________
(1)Cash dividends paid per common share were $0.25 and $0.50 for the three and six months ended June 30, 2024, respectively.
(2)In July 2024, an additional $146 of common stock was repurchased and retired.

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
Noncontrolling Interests
Net loss (income) attributable to noncontrolling interest is comprised of income of $4 and $— for the three months ended June 30, 2024 and 2023, respectively, and of $13 and $12 for the six months ended June 30, 2024 and 2023, respectively, related to Suriname Gold project C.V. (“Merian”). Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
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
As of June 30, 2024, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Newcrest is preliminary. At June 30, 2024, remaining items to finalize include the fair value of materials and supplies inventories, property, plant and mine development, goodwill, reclamation and remediation liabilities, employee-related benefits, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to implement Newmont accounting policies and refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Newmont’s measurement period, which is not to exceed one year from the acquisition date.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table summarizes the preliminary purchase price allocation for the Newcrest transaction as of June 30, 2024:

ASSETS	June 30, 2024
Cash and cash equivalents	$668
Trade receivables	212
Inventories	722
Stockpiles and ore on leach pads	137
Derivative assets	42
Other current assets	194
Current assets	1,975
Property, plant and mine development, net (1)	13,509
Investments	990
Stockpiles and ore on leach pads	131
Deferred income tax assets (2)	179
Goodwill (3)	2,535
Derivative assets	362
Other non-current assets	93
Total assets	19,774

LIABILITIES
Accounts payable	344
Employee-related benefits	143
Lease and other financing obligations	16
Debt	1,923
Other current liabilities	336
Current liabilities	2,762
Debt	1,373
Lease and other financing obligations	35
Reclamation and remediation liabilities	393
Deferred income tax liabilities (2)	1,429
Employee-related benefits	222
Other non-current liabilities	11
Total liabilities	6,225

Net assets acquired	$13,549
____________________________
(1)During the first quarter of 2024, measurement period adjustments of $326 increased Property, plant and mine development, net, from refinements to the preliminary valuation of the Canadian assets. No measurement period adjustments occurred in the second quarter of 2024.
(2)Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and a tax basis increase to the preliminary fair value of the assets acquired in Australia and the historical carryover tax basis of assets and liabilities in all other jurisdictions. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill. During the first quarter of 2024, adjustments resulted in deferred income tax assets decreasing by $10 and deferred income tax liabilities increasing by $98. No measurement period adjustments occurred in the second quarter of 2024.
(3)Preliminary goodwill is attributable to reportable segments as follows: $1,089 to Brucejack; $404 to Red Chris; $427 to Cadia; and $615 to Lihir. During the first quarter of 2024, the Company identified and recorded measurement period adjustments to the Company's preliminary purchase price allocation, as a result of additional analysis performed. These adjustments resulted in a reduction in Goodwill of $209. No measurement period adjustments occurred in the second quarter of 2024.
Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Newcrest revenue of $1,140 and $2,132 and Newcrest net income (loss) of $252 and $476 for the three and six months ended June 30, 2024, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Newcrest transaction occurred on January 1, 2022.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Sales	$3,856	$7,718
Net income (loss) attributable to Newmont stockholders	$394	$987
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
The financial information relating to the Company’s segments is as follows:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended June 30, 2024
Brucejack (2)	$106	$64	$36	$1	$4	$19
Red Chris (2)
Gold	19	7	2
Copper	63	33	11
Total Red Chris	82	40	13	2	26	49
Peñasquito:
Gold	149	53	22
Silver	209	96	41
Lead	44	26	12
Zinc	149	96	35
Total Peñasquito	551	271	110	3	163	26
Merian	142	96	20	5	21	32
Cerro Negro	65	70	22	3	(36)	31
Yanacocha	181	77	23	4	22	9
Boddington:
Gold	320	139	26
Copper	86	49	9
Total Boddington	406	188	35	1	175	29
Tanami	231	101	33	7	79	105
Cadia: (2)
Gold	297	77	33
Copper	221	67	33
Total Cadia	518	144	66	4	301	134
Lihir (2)	345	162	43	4	126	40
Ahafo	422	176	55	12	185	81
NGM	590	307	103	7	164	126
Corporate and Other	—	—	12	46	(185)	4
Held for sale (3)
CC&V	78	45	4	2	24	8
Musselwhite	132	56	—	1	74	21
Porcupine	206	94	9	1	(149)	55
Éléonore	147	89	2	1	54	29
Telfer: (2)(4)
Gold	82	83	4
Copper	7	12	1
Total Telfer	89	95	5	2	(30)	14
Akyem	111	81	11	—	18	7
Consolidated	$4,402	$2,156	$602	$106	$1,036	$819
____________________________
(1)Includes an increase in accrued capital expenditures of $19. Consolidated capital expenditures on a cash basis were $800.
(2)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(3)Refer to Note 5 for further information on held for sale. The Coffee development project disposal group is included in Corporate and Other.
(4)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we have temporarily ceased placing new tailings on the facility. Remediation of the facility has commenced and we expect production to commence during the fourth quarter of 2024.

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
(2)In June 2023, the Company evacuated Éléonore and temporarily shutdown the operation in response to the ongoing wildfires in Canada and continued to incur costs. The Company fully resumed operations during the third quarter of 2023.
(3)In June 2023, the National Union of Mine and Metal Workers of the Mexican Republic (the "Union") notified the Company of a strike action. In response to the strike notice, the Company suspended operations at Peñasquito. The Company reached an agreement with the Union and operations at Peñasquito resumed in the fourth quarter of 2023.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Six Months Ended June 30, 2024
Brucejack (2)	$178	$138	$71	$1	$(33)	$35
Red Chris (2)
Gold	35	14	4
Copper	109	64	19
Total Red Chris	144	78	23	4	37	84
Peñasquito:
Gold	241	91	37
Silver	410	207	85
Lead	104	62	26
Zinc	273	204	71
Total Peñasquito	1,028	564	219	5	225	58
Merian	297	186	39	9	60	50
Cerro Negro	218	133	52	8	15	77
Yanacocha	367	165	51	6	42	33
Boddington:
Gold	619	283	52
Copper	163	97	18
Total Boddington	782	380	70	2	332	57
Tanami	419	183	58	15	161	190
Cadia: (2)
Gold	545	151	61
Copper	388	134	60
Total Cadia	933	285	121	9	523	245
Lihir (2)	722	333	78	10	289	95
Ahafo	803	335	106	17	363	171
NGM	1,149	621	210	12	292	244
Corporate and Other	—	—	24	90	(747)	8
Held for sale (3)
CC&V	137	85	7	3	(68)	13
Musselwhite	233	113	18	3	15	47
Porcupine	331	157	32	3	(115)	95
Éléonore	263	169	21	5	66	50
Telfer: (2)(4)
Gold	141	153	12
Copper	14	27	3
Total Telfer	155	180	15	6	(54)	24
Akyem	266	157	41	4	61	16
Consolidated	$8,425	$4,262	$1,256	$212	$1,464	$1,592
____________________________
(1)Includes a decrease in accrued capital expenditures of $58. Consolidated capital expenditures on a cash basis were $1,650.
(2)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(3)Refer to Note 5 for further information on held for sale. The Coffee development project disposal group is included in Corporate and Other.
(4)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we have temporarily ceased placing new tailings on the facility. Remediation of the facility has commenced and we expect production to commence during the fourth quarter of 2024.

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
(2)In June 2023, the Company evacuated Éléonore and temporarily shutdown the operation in response to the ongoing wildfires in Canada and continued to incur costs. The Company fully resumed operations during the third quarter of 2023.
(3)In June 2023, the Union notified the Company of a strike action. In response to the strike notice, the Company suspended operations at Peñasquito. The Company reached an agreement with the Union and operations at Peñasquito resumed in the fourth quarter of 2023.
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
In February 2024, based on progress made through the Company's active sales program and management’s expectation that the sale is probable and will be completed within 12 months, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale. While the Company remains committed to a plan to sell these assets for a fair price, there is a possibility that the assets held for sale may exceed one year due to events or circumstances beyond the Company's control. As of December 31, 2023, the aggregate net book value of the non-core assets and the development project was $3,419.
Upon meeting the requirements to be presented as held for sale, the six non-core assets and the development project were recorded at the lower of the carrying value or fair value, less costs to sell, and will be periodically valued until sale occurs. As a result, a write-down of $157 and $509 was recognized for the three and six months ended June 30, 2024, respectively, within Loss on assets held for sale, resulting in an aggregate net book value of $2,965 at June 30, 2024. The write-down resulted in a tax impact of $89 and $222 for the three and six months ended June 30, 2024, respectively, resulting in a total loss of $246 and $731 recognized for the three and six months ended June 30, 2024, respectively, within Loss on assets held for sale.
The estimated fair values were determined using the income approach and are considered a non-recurring level 3 fair value measurement. Significant inputs to the fair value measured included (i) cash flow information available to the Company, (ii) a short-term gold price of $2,275 per ounce, (iii) a long-term gold price of $1,700 per ounce, (iv) current estimates of reserves, resources, and

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
exploration potential, and (v) a reporting unit specific discount rate in the range of 5.875% to 11.875%. Additional losses may be incurred as the Company continues its active sales program or as fair value estimates change.
The following table presents the carrying value of the major classes of assets and liabilities held for sale by disposal group as of June 30, 2024, prior to recognition of the write-down of $509 for the six months ended June 30, 2024:

	CC&V	Musselwhite	Porcupine	Éléonore	Telfer	Akyem	Coffee Project (1)	Total
Assets held for sale:
Property, plant and mine development, net	$90	$1,012	$1,421	$734	$387	$530	$321	$4,495
Other assets	466	35	108	140	260	373	2	1,384
Carrying value of assets held for sale	$556	$1,047	$1,529	$874	$647	$903	$323	$5,879

Liabilities held for sale:
Reclamation and remediation liabilities	$282	$78	$546	$84	$208	$401	$3	$1,602
Other liabilities	33	261	237	64	129	76	3	803
Carrying value of liabilities held for sale	$315	$339	$783	$148	$337	$477	$6	$2,405
____________________________
(1)The Coffee Project is included in Corporate and Other in Note 4.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended June 30, 2024
Brucejack (1)	$81	$25	$106
Red Chris: (1)
Gold	—	19	19
Copper	—	63	63
Total Red Chris	—	82	82
Peñasquito:
Gold	—	149	149
Silver (2)	—	209	209
Lead	—	44	44
Zinc	—	149	149
Total Peñasquito	—	551	551
Merian	136	6	142
Cerro Negro	65	—	65
Yanacocha	178	3	181
Boddington:
Gold	91	229	320
Copper	—	86	86
Total Boddington	91	315	406
Tanami	231	—	231
Cadia: (1)
Gold	32	265	297
Copper	—	221	221
Total Cadia	32	486	518
Lihir (1)	345	—	345
Ahafo	422	—	422
NGM (3)	561	29	590
Held for sale (4)
CC&V	78	—	78
Musselwhite	132	—	132
Porcupine	206	—	206
Éléonore	147	—	147
Telfer: (1)
Gold	17	65	82
Copper	—	7	7
Total Telfer	17	72	89
Akyem	111	—	111
Consolidated	$2,833	$1,569	$4,402
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)Silver sales from concentrate includes $23 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $559 for the three months ended June 30, 2024.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Six Months Ended June 30, 2024
Brucejack (1)	$130	$48	$178
Red Chris: (1)
Gold	—	35	35
Copper	—	109	109
Total Red Chris	—	144	144
Peñasquito:
Gold	—	241	241
Silver (2)	—	410	410
Lead	—	104	104
Zinc	—	273	273
Total Peñasquito	—	1,028	1,028
Merian	284	13	297
Cerro Negro	218	—	218
Yanacocha	364	3	367
Boddington:
Gold	165	454	619
Copper	—	163	163
Total Boddington	165	617	782
Tanami	419	—	419
Cadia: (1)
Gold	65	480	545
Copper	—	388	388
Total Cadia	65	868	933
Lihir (1)	722	—	722
Ahafo	803	—	803
NGM (3)	1,090	59	1,149
Held for sale (4)
CC&V	137	—	137
Musselwhite	233	—	233
Porcupine	331	—	331
Éléonore	263	—	263
Telfer: (1)
Gold	24	117	141
Copper	—	14	14
Total Telfer	24	131	155
Akyem	266	—	266
Consolidated	$5,514	$2,911	$8,425
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)Silver sales from concentrate includes $50 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,088 for the six months ended June 30, 2024.
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
Trade Receivables and Provisional Sales
At June 30, 2024 and December 31, 2023, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. The impact to Sales from changes in pricing on provisional sales is an increase (decrease) of $91 and $(22) for the three months ended June 30, 2024 and 2023, respectively, and $131 and $— for the six months ended June 30, 2024 and 2023, respectively.
At June 30, 2024, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	204	$2,332
Copper (pounds, in millions)	75	$4.35
Silver (ounces, in millions)	5	$29.25
Lead (pounds, in millions)	28	$0.99
Zinc (pounds, in millions)	80	$1.32
Molybdenum (pounds, in millions) (2)	1	$22.74
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reclamation adjustments and other	$1	$6	$4	$8
Reclamation accretion	87	59	172	119
Reclamation expense	88	65	176	127

Remediation adjustments and other	5	(1)	13	1
Remediation accretion	1	2	3	4
Remediation expense	6	1	16	5
Reclamation and remediation	$94	$66	$192	$132
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2024	2023	2024	2023
Balance at January 1, (1)	$8,385	$6,731	$401	$373
Additions, changes in estimates, and other	—	1	5	(2)
Payments, net	(136)	(99)	(30)	(12)
Accretion expense	172	119	3	4
Reclassification to Liabilities held for sale (2)	(1,582)	—	(20)	—
Balance at June 30,	$6,839	$6,752	$359	$363
____________________________
(1)The Newcrest transaction occurred on November 6, 2023, resulting in an increase in the beginning balance at January 1, 2024, as compared to the beginning balance at January 1, 2023. Refer to Note 3 for further information.
(2)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including Reclamation and remediation liabilities, were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 for additional information.

	At June 30, 2024			At December 31, 2023
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$512	$66	$578	$558	$61	$619
Non-current (2)	6,327	293	6,620	7,827	340	8,167
Total (3)	$6,839	$359	$7,198	$8,385	$401	$8,786
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $4,787 and $4,804 related to Yanacocha at June 30, 2024 and December 31, 2023, respectively.
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
Included in Assets held for sale at June 30, 2024 is $53 of restricted cash held for purposes of settling reclamation and remediation obligations at Akyem.
Included in Other non-current assets at June 30, 2024 and December 31, 2023 are $20 and $81, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at June 30, 2024 primarily relate to Ahafo. The amounts at December 31, 2023 primarily relate to Ahafo and Akyem.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Included in Other non-current assets at June 30, 2024 and December 31, 2023 are $17 and $21, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at June 30, 2024 and December 31, 2023 primarily relate to San Jose Reservoir at Yanacocha.
Refer to Note 20 for further discussion of reclamation and remediation matters.
NOTE 8     OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Newcrest transaction and integration costs (1)	$16	$21	$45	$21
Settlement costs	5	—	26	—
Impairment charges	9	4	21	8
Restructuring and severance	9	10	15	12
Other	20	6	25	8
Other expense, net	$59	$41	$132	$49
____________________________
(1)Represents costs incurred related to the Newcrest transaction. Refer to Note 3 for further information.
NOTE 9     OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$38	$37	$77	$73
Gain on asset and investment sales, net	55	—	64	36
Change in fair value of investments	(9)	(42)	22	(1)
Gain on debt extinguishment, net (1)	14	—	14	—
Insurance proceeds (2)	2	—	12	—
Foreign currency exchange, net	(25)	(11)	3	(22)
Other, net	25	(1)	29	(4)
Other income (loss), net	$100	$(17)	$221	$82
____________________________
(1)In June 2024, the Company partially redeemed certain Senior Notes, resulting in a gain on extinguishment of $20, partially offset by the acceleration of $6 loss from Accumulated Other Comprehensive Income related to the previously terminated interest rate cash flow hedges for the three and six months ended June 30, 2024. Refer to Note 16 for additional information.
(2)For the six months ended June 30, 2024, primarily consists of insurance proceeds received of $12 related to a conveyor failure at Ahafo.
Gain on asset and investment sales, net. For the three and six months ended June 30, 2024, Gain on asset and investment sales, net primarily consists of the gain recognized of $49 on the sale of the Stream Credit Facility Agreement ("SCFA") in the second quarter and the purchase and sale of foreign currency bonds. Refer to Note 12 of the Condensed Consolidated Financial Statements for further information on the sale of the SCFA.
For the six months ended June 30, 2023, Gain on asset and investment sales, net primarily consists of the gain recognized on the exchange of the previously held 28.5% investment in Maverix Metals, Inc. ("Maverix") for 7.5% ownership interest in Triple Flag Precious Metals Corporation ("Triple Flag") resulting from Triple Flag's acquisition of all issued and outstanding common shares of Maverix in January 2023, partially offset by the loss on the sale of the Triple Flag investment in March 2023, resulting in a net gain of $36.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 10     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2024		2023		2024		2023
Income (loss) before income and mining tax and other items		$1,036		$300		$1,464		$839

U.S. Federal statutory tax rate	21%	218	21%	63	21%	307	21%	176
Reconciling items:
Change in valuation allowance on deferred tax assets	2	20	16	48	(3)	(45)	7	57
Foreign rate differential	8	84	10	32	10	147	9	75
Mining and other taxes (net of associated federal benefit)	5	52	7	20	6	95	6	49
Uncertain tax position reserve adjustment	(5)	(50)	1	3	(4)	(52)	2	14
Tax impact of foreign exchange	(9)	(88)	1	3	(4)	(58)	2	21
Akyem recognition of DTL for assets held for sale	(3)	(36)	—	—	6	81	—	—
Other	(1)	(9)	(2)	(6)	(1)	(24)	(2)	(16)
Income and mining tax expense (benefit)	18%	$191	54%	$163	31%	$451	45%	$376
____________________________
(1)Tax rates may not recalculate due to rounding.
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

	Fair Value at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$2,602	$2,602	$—	$—
Restricted cash	34	34	—	—
Time deposits (Note 13)	28	—	28	—
Trade receivables from provisional concentrate sales, net	943	—	943	—
Assets held for sale (Note 5) (2)	2,947	—	—	2,947
Marketable and other equity securities (Note 13) (3)	268	259	9	—
Restricted marketable debt securities (Note 13)	17	17	—	—
Derivative assets (Note 12)	252	—	2	250
	$7,091	$2,912	$982	$3,197
Liabilities:
Debt (4)	$8,582	$—	$8,582	$—
Derivative liabilities (Note 12)	10	—	3	7
	$8,592	$—	$8,585	$7

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,002	$3,002	$—	$—
Restricted cash	98	98	—	—
Trade receivables from provisional concentrate sales, net	734	—	734	—
Long-lived assets	22	—	—	22
Marketable and other equity securities (Note 13)	252	243	9	—
Restricted marketable debt securities (Note 13)	21	21	—	—
Derivative assets (Note 12)	642	—	7	635
	$4,771	$3,364	$750	$657
Liabilities:
Debt (4)	$8,975	$—	$8,975	$—
Derivative liabilities (Note 12)	8	—	3	5
	$8,983	$—	$8,978	$5
____________________________
(1)Cash and cash equivalents includes short-term deposits that have an original maturity of three months or less.
(2)Assets held for sale at June 30, 2024 includes assets held for sale that were written down to their fair value, excluding costs to sell, of $1,564 and $1,383 at March 31, 2024 and June 30, 2024, respectively. The aggregate fair value, excluding costs to sell, of net assets held for sale subject to fair value remeasurement was $916 and $600 at March 31, 2024 and June 30, 2024, respectively.
(3)Excludes certain investments accounted for under the measurement alternative at June 30, 2024.
(4)Debt is carried at amortized cost. The outstanding carrying value was $8,692 and $8,874 at June 30, 2024 and December 31, 2023, respectively. Refer to Note 16 for further information. The fair value measurement of debt was based on an independent third party pricing source.
The Company's assets held for sale consist of the six non-core assets and a development project that met the accounting requirements to be presented as held for sale in the first quarter of 2024. The assets are classified as non-recurring within Level 3 of the fair value hierarchy. Refer to Note 5 for further information.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2024 and December 31, 2023:

Description	At June 30, 2024	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Assets held for sale	$2,947	Income-based approach	Various (1)	Various (1)	Various (1)
Derivative assets:
Hedging instruments (2)(3)	$102	Discounted cash flow	Forward power prices	A$43 - A$321	6.92%
Contingent consideration assets	$146	Monte Carlo (4)	Discount rate	8.04% - 26.43%	11.50%
Derivative liabilities (3)	$5	Discounted cash flow	Discount rate	4.82% - 6.15%	5.62%

Description	At December 31, 2023	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Long-lived assets	$22	Market-multiple	Various (5)	Various (5)	Various (5)
Derivative assets:
Derivative assets, not designated for hedging (2)	$424	Discounted cash flow	Discount rate	6.28% - 10.50%	9.03%
Contingent consideration assets	$211	Monte Carlo (4)	Discount rate	8.04% - 26.43%	11.18%
Derivative liabilities	$5	Discounted cash flow	Discount rate	4.91% - 6.15%	5.65%
____________________________
(1)Refer to Note 5 for information on the assumptions and inputs specific to the non-recurring fair value measurements performed in connection with assets held for sale.
(2)The SCFA and the Cadia Power Purchase Agreement ("Cadia PPA"), acquired as part of the Newcrest transaction, were not designated in a hedging relationship at December 31, 2023. At January 1, 2024, the Company designated the Cadia PPA for hedge accounting, and as a result is included within Hedging instruments at June 30, 2024. Additionally, in the second quarter of 2024, the Company sold the SCFA. Refer to Note 12 for further information.
(3)At June 30, 2024, the current portion of the Cadia PPA of $2 is in a liability position and the non-current portion of $104 is in an asset position. The current portion is included in Derivative liabilities within the fair value hierarchy table.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(4)A Monte Carlo valuation model is used for the fair value measurement of the Batu Hijau contingent consideration asset. All other contingent consideration assets are valued using a probability-weighted discounted cash flow model.
(5)At December 31, 2023, the Company recognized its proportionate share of the non-cash impairment charge on long-lived assets at NGM, which resulted in a remaining long-lived asset balance of $22. The estimated fair value was based on observable market values for comparable assets expressed as dollar per ounce of mineral resources and was considered a non-recurring Level 3 fair value measurement.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets (1)	Total Assets	Derivative Liabilities (2)	Total Liabilities
Fair value at December 31, 2023	$635	$635	$5	$5
Settlements/Reclassifications (3)	(76)	(76)	—	—
Revaluation	(28)	(28)	2	2
Sales (4)	(281)	(281)	—
Fair value at June 30, 2024	$250	$250	$7	$7

	Derivative Assets (1)	Total Assets	Derivative Liabilities (2)	Total Liabilities
Fair value at December 31, 2022	$188	$188	$3	$3
Revaluation	(1)	(1)	2	2
Fair value at June 30, 2023	$187	$187	$5	$5
____________________________
(1)In 2024, the gain (loss) recognized on revaluation of derivative assets of $5, $(44) and $11 is included in Other income (loss), net, Other comprehensive income (loss), and Net income (loss) from discontinued operations, respectively. In 2023, the (loss) gain recognized on revaluation derivative assets of $(7) and $6 is included in Other income (loss), net and Net income (loss) from discontinued operations, respectively.
(2)In 2024, the loss recognized on revaluation of derivative liabilities of $2 is included in Other comprehensive income (loss). In 2023, the loss recognized on revaluation of derivative liabilities of $2 is included in Other income (loss), net.
(3)In the first quarter of 2024, certain amounts relating to the Batu Hijau contingent consideration asset were reclassified from current Derivative assets to Other current assets as a result of achieving certain contractual milestones.
(4)In the second quarter of 2024, the Company sold the SCFA. Refer to Note 12 for further information.
NOTE 12     DERIVATIVE INSTRUMENTS

	At June 30, 2024	At December 31, 2023
Current derivative assets:
Derivative assets, not designated for hedging (1)	$—	$115
Contingent consideration assets	69	76
Hedging instruments	2	7
	$71	$198

Non-current derivative assets:
Derivative assets, not designated for hedging (1)	$—	$309
Contingent consideration assets	77	135
Hedging instruments (1)	104	—
	$181	$444

Current derivative liabilities: (2)
Contingent consideration liabilities	$3	$3
Hedging instruments (1)	2	—
	$5	$3

Non-current derivative liabilities: (3)
Contingent consideration liabilities	$5	$5
	$5	$5
____________________________
(1)The SCFA and the Cadia PPA, acquired as part of the Newcrest transaction, were not designated in a hedging relationship at December 31, 2023. At January 1, 2024, the Company designated the Cadia PPA for hedge accounting, and as a result is included within Hedging instruments at June 30, 2024. Additionally, in the second quarter of 2024, the Company sold the SCFA. See below for further information.
(2)Included in Other current liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(3)Included in Other non-current liabilities.
Derivative Assets, Not Designated for Hedging
Stream Credit Facility Agreement ("SCFA")
The SCFA was a non-revolving credit facility in relation to the Fruta del Norte mine, which is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold") in which the Company holds a 32.0% equity interest (refer to Note 13 for further information). The SCFA was a financial instrument that met the definition of a derivative and was accounted for at fair value using a probability weighted discounted cash flow model, but was not designated for hedge accounting under ASC 815. The fair value of the SCFA was $276 at December 31, 2023, of which $113 was recognized in current Derivative assets and $163 was recognized in non-current Derivative assets.
In the second quarter of 2024, the Company completed the sale of the SCFA and Offtake agreement in which Lundin Gold repurchased the SCFA and settled the rights under the Offtake agreement for cash consideration of $330, of which $180 was received in June 2024. Refer to Note 13 for further information on the Offtake agreement. The final payment of $150 is expected in the third quarter of 2024 and is included in Other current assets. The sale resulted in a gain of $49 recognized in Other Income (loss), net.
Hedging Instruments
Hedging instruments consisted of the foreign currency cash flow hedges and Cadia PPA at June 30, 2024.
Foreign currency cash flow hedges
In June 2024, the Company initiated a hedge program by entering into AUD-denominated fixed forward contracts, with A$136 entered into as of June 30, 2024, to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures to be incurred during the construction and development phase of the Tanami Expansion 2 project, Cadia PC1-2 and PC2-3 ("Cadia Block Caves") and Cadia Tailings Project ("Cadia Tails") to be incurred between October 2024 and December 2025. The capital expenditures hedged for the Tanami Expansion 2 project under these fixed forward contracts will be for spend not covered by the hedges entered into in October 2022, as described below. The fixed forward contracts were transacted for risk management purposes. The Company has designated the fixed forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated capital expenditures for the Tanami Expansion 2, Cadia Block Caves, and Cadia Tails projects.
Additionally in June 2024, the Company entered into CAD-denominated and AUD-denominated fixed forward contracts, with C$105 and A$413 entered into as of June 30, 2024, respectively, to mitigate variability in the USD functional cash flows related to the CAD-denominated and AUD-denominated operating expenditures expected to be incurred between October 2024 and December 2025 at the Brucejack and Red Chris operating mines located in Canada and the Boddington, Tanami, and Cadia operating mines located in Australia, respectively. The fixed forward contracts were transacted for risk management purposes. The Company has designated the CAD-denominated and AUD-denominated fixed forward contracts as foreign currency cash flow hedges against the forecasted CAD-denominated and AUD-denominated operating expenditures, respectively.
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
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts will be reclassified to earnings immediately. For the foreign currency cash flow hedges related to capital expenditures, amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Depreciation and amortization after the respective project reaches commercial production. For the foreign currency cash flow hedges related operating expenditures, amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Costs applicable to sales in the month that the operating expenditures are incurred.
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
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At June 30, 2024	At December 31, 2023
Hedging instrument assets:
Foreign currency cash flow hedges, current (1)	$2	$7
Cadia PPA cash flow hedge, non-current (2)(3)	104	—
	$106	$7

Hedging instrument liabilities:
Cadia PPA cash flow hedge, current (3)(4)	$2	$—
	$2	$—
____________________________
(1)Included in current Derivative assets.
(2)Included in non-current Derivative assets.
(3)At January 1, 2024, the Company designated the Cadia PPA for hedge accounting. As a result, the Cadia PPA is captured in Derivative instruments, not designated for hedging at December 31, 2023. See above for further information.
(4)Included in Other current liabilities.
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss (gain) on cash flow hedges:
Interest rate contracts (1)	$7	$1	$8	$2
Foreign currency cash flow hedges (2)	—	2	—	2
	$7	$3	$8	$4
____________________________
(1)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of the 2022 Senior Notes, 2035 Senior Notes, 2039 Senior Notes, and 2042 Senior Notes. The related gains and losses are reclassified from Accumulated Other Comprehensive Income (Loss) and amortized to Interest expense, net over the term of the respective hedged notes. During the three and six months ended June 30, 2024, $6 was reclassified to Other income, net as a result of partial redemptions on the 2042 Senior Notes. See Note 16 for additional information.
(2)Foreign currency cash flow hedges related to contracts entered into, and subsequently settled, in 2023 to mitigate the variability of CAD and AUD denominated operating expenditures. The amounts are reclassified out of Accumulated other comprehensive income (loss) into earnings in the month that the operating expenditures are incurred. The losses (gains) recognized in earnings are included in Costs applicable to sales.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The Company had the following contingent consideration assets and liabilities:

	At June 30, 2024	At December 31, 2023
Contingent consideration assets:
Batu Hijau and Elang (1)	$96	$161
Red Lake (2)	39	39
Cerro Blanco (2)	6	6
Triple Flag (2)	4	4
Other (2)	1	1
	$146	$211

Contingent consideration liabilities:
Norte Abierto (3)	$3	$3
Red Chris (4)	3	3
Galore Creek (3)	2	2
	$8	$8
____________________________
(1)At June 30, 2024, $69 is included in current Derivative assets and $27 is included in non-current Derivative assets. At December 31, 2023, $76 is included in current Derivative assets and $85 is included in non-current Derivative assets.
(2)Included in non-current Derivative assets.
(3)Included in Other non-current liabilities.
(4)Acquired through the Newcrest transaction and is included in Other current liabilities.
Batu Hijau and Elang Contingent Consideration Assets
The Batu Hijau and Elang contingent consideration assets relate to the sale of PT Newmont Nusa Tenggara in 2016. In July 2024, the Company executed an agreement for the sale of the Batu and Elang contingent consideration assets for cash consideration of approximately $153, expected to be received in the third quarter of 2024.
NOTE 13     INVESTMENTS

	At June 30, 2024	At December 31, 2023
Current investments:
Time deposits (1)	$28	$—
Marketable equity securities	22	23
	50	23

Non-current investments:
Marketable and other equity securities (2)	$271	$229

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,461	$1,489
NuevaUnión Project (50.0%)	959	959
Lundin Gold Inc. (32.0% and 32.0%, respectively)	921	938
Norte Abierto Project (50.0%)	529	528
	3,870	3,914
	$4,141	$4,143

Non-current restricted investments: (3)
Marketable debt securities	$17	$21
____________________________
(1)At June 30, 2024, Time deposits primarily includes deposits with an original maturity of more than three months but less than one year.
(2)At June 30, 2024, includes $25 accounted for under the measurement alternative.
(3)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 7 for further information regarding these amounts.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which primarily consists of income from Pueblo Viejo. (Loss) income from Pueblo Viejo consisted of $(3) and $15, for the three months ended June 30, 2024 and 2023, respectively, and $14 and $36 for the six months ended June 30, 2024 and 2023, respectively.
Pueblo Viejo
As of June 30, 2024 and December 31, 2023, the Company had outstanding shareholder loans to Pueblo Viejo of $434 and $429, with accrued interest of $21 and $14, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of June 30, 2024.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $126 and $248 for the three and six months ended June 30, 2024. Total payments made to Pueblo Viejo for gold and silver purchased were $104 and $221 for the three and six months ended June 30, 2023, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of June 30, 2024 or December 31, 2023.
Lundin Gold Inc.
Lundin Gold was acquired as part of the Newcrest transaction on November 6, 2023 and is accounted for on a quarterly lag.
The Company had the right to purchase 50% of gold produced from Lundin Gold at a price determined based on delivery dates and a defined quotational period and resold the ounces purchased to third parties under an offtake agreement acquired through the Newcrest transaction (the "Offtake agreement"). Total payments made to Lundin Gold under the Offtake agreement for gold purchased was $109 and $189 for the three and six months ended June 30, 2024. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There was $10 and $13 payable due to Lundin Gold for gold purchases as of June 30, 2024 and December 31, 2023, respectively.
In the second quarter of 2024, the Company completed the sale of the SCFA and Offtake agreement in which Lundin Gold repurchased the SCFA and settled the rights under the Offtake agreement. Refer to Note 12 for further information.
NOTE 14     INVENTORIES

	At June 30, 2024	At December 31, 2023
Materials and supplies	$1,111	$1,247
In-process	109	160
Concentrate	155	134
Precious metals	92	122
Inventories (1)	$1,467	$1,663
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Inventories of $253, and liabilities were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 for additional information.
NOTE 15     STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2024 (1)			At December 31, 2023
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$516	$165	$681	$746	$233	$979
Non-current	1,844	158	2,002	1,532	403	1,935
Total	$2,360	$323	$2,683	$2,278	$636	$2,914
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Stockpiles and ore on leach pads of $586, and liabilities were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 for additional information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16     DEBT
Scheduled minimum debt repayments are as follows:

At June 30, 2024
Year Ending December 31,
2024 (for the remainder of 2024)	$—
2025	—
2026	928
2027	—
2028	—
Thereafter	8,096
Total face value of debt	9,024
Unamortized premiums, discounts, and issuance costs	(332)
Debt	$8,692
Corporate Revolving Credit Facilities and Letters of Credit Facilities
In connection with the Newcrest transaction, the Company acquired bilateral bank debt facilities held with 13 banks. The bilateral bank debt facilities had a total borrowing capacity of $2,000, of which $1,923 was outstanding at December 31, 2023, and $462 due February 7, 2024, $769 due March 1, 2024, and $692 due March 1, 2026. On February 7, 2024, the Company repaid $462 of the amount outstanding.
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
2026 and 2034 Senior Notes
On March 7, 2024, the Company issued $2,000 unsecured Senior Notes comprised of $1,000 due March 15, 2026 (“2026 Senior Notes”) and $1,000 due March 15, 2034 ("2034 Senior Notes"). Net proceeds from the 2026 and 2034 Senior Notes were $1,980. Interest will be paid semi-annually at a rate of 5.30% and 5.35% per annum for the 2026 and the 2034 Senior Notes, respectively. The proceeds from this issuance were used to repay the drawdown on the revolving credit facility resulting in no amounts outstanding on the revolving credit facility as of June 30, 2024.
Debt Extinguishment
In June 2024, the Company partially redeemed certain Senior Notes resulting in a gain on extinguishment of $20 recognized in Other income (loss), net for the three and six months ended June 30, 2024. The gain includes the write-off of unamortized premiums, discounts, and issuance costs of $3 related to the partially redeemed Senior Notes. The following table summarizes the partial redemptions:

	Settled Notional Amount	Total Repurchase Amount (1)
$1,000 5.30% Senior Notes due March 2026	$72	$74
$700 2.80% Senior Notes due October 2029	3	3
$650 3.25% Senior Notes due May 2030	1	1
$1,000 2.25% Senior Notes due October 2030	36	31
$1,000 2.60% Senior Notes due July 2032	100	85
$1,000 4.875% Senior Notes due March 2042 (2)	38	36
	$250	$230
____________________________
(1)Includes $3 of accrued interest.
(2)As a result of the partial redemption, the Company accelerated a loss of $6 from Accumulated other comprehensive income (loss) to Other income (loss), net for the three and six months ended June 30, 2024 related to previously terminated interest rate swaps.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17     OTHER LIABILITIES

	At June 30, 2024	At December 31, 2023
Other current liabilities:
Reclamation and remediation liabilities	$578	$619
Accrued operating costs (1)	439	473
Accrued capital expenditures	222	320
Payables to NGM (2)	73	91
Stamp duty on Newcrest transaction (3)	29	316
Other (4)	478	543
	$1,819	$2,362

Other non-current liabilities:
Income and mining taxes (5)	$123	$177
Other (6)	124	139
	$247	$316
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
(3)Incurred as a result of the Newcrest transaction; refer to Note 3 for further information on the Newcrest transaction. Payment of $291 occurred in the first quarter of 2024.
(4)Primarily consists of accrued interest on debt, accrued royalties and the current portion of the silver streaming agreement liability.
(5)Primarily consists of unrecognized tax benefits, including penalties and interest.
(6)Primarily consists of operating lease liabilities.
NOTE 18     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Marketable Debt Securities	Ownership Interest in Equity Method Investment	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Hedge Instruments	Total
Balance at December 31, 2023	$(1)	$—	$121	$(36)	$(70)	$14
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	—	(2)	8	—	(34)	(28)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	—	—	—	—	7	7
Other comprehensive income (loss)	—	(2)	8	—	(27)	(21)
Balance at June 30, 2024	$(1)	$(2)	$129	$(36)	$(97)	$(7)

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 19     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Six Months Ended June 30,
	2024 (1)	2023
Decrease (increase) in operating assets:
Trade and other receivables	$(224)	$175
Inventories, stockpiles and ore on leach pads	(378)	(261)
Other assets	56	15
Increase (decrease) in operating liabilities:
Accounts payable	(123)	(84)
Reclamation and remediation liabilities	(166)	(111)
Accrued tax liabilities	142	(91)
Other accrued liabilities (2)	(236)	(112)
Net change in operating assets and liabilities	$(929)	$(469)
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities were reclassified to Assets held for sale and Liabilities held for sale, respectively. Amounts herein reflect the net change in the related operating assets and liabilities prior to being reclassified as held for sale. Refer to Note 5 for additional information.
(2)For the six months ended June 30, 2024, primarily consists of payment of $291 made in the first quarter for stamp duty tax largely accrued in the fourth quarter of 2023 in connection with the Newcrest transaction.
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
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”, a wholly-owned subsidiary of the Company) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the historic Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring, with the monitoring data accumulated since the mid-1970s indicating consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, this changed with the January 2021 permit updates, when the regulator imposed new water quality limits. The Settlement Agreement involves the evaluation of a reasonable and achievable timeline for treatment and permit compliance, acknowledging the lack of readily available technology, and the need to spend three years to study and select the technological solution, with three additional years to construct, bringing full permit compliance to the November 2027 timeframe. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and is also working with regulators on the Discharger Specific Variance to identify highest feasible alternative treatment in the context, based on limits such as area topography. Depending on the plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $192, assumed 100% by Newmont, at June 30, 2024.
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
In August 2023, the NSW EPA commenced proceedings in the Land and Environment Court of NSW (the “NSW Land and Environment Court”) against Cadia Holdings, alleging that air emissions from Cadia on or about March 1, 2022 exceeded the standard of concentration for total solid particles permitted under applicable laws due to the use of surface exhaust fans at the mine. On September 29, 2023, Cadia Holdings entered a plea of guilty and the NSW Land and Environment Court listed the case for a sentencing hearing on June 21, 2024. On October 13, 2023, the NSW EPA commenced additional proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two additional contraventions of applicable air emissions requirements between November 3 and 5, 2021 and May 24 and 25, 2023 and two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. On November 24, 2023, Cadia Holdings entered a plea of guilty to the two additional charges relating to applicable air emissions requirements and the sentencing hearing took place before the NSW Land and Environment Court on June 21, 2024. The matter has been adjourned pending the delivery of the judgment. The proceedings related to alleged air pollution from Cadia Holdings’ tailings storage facilities are adjourned for further directions on July 26, 2024. The NSW EPA’s investigation regarding the management of air emissions from the mine is ongoing.
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
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC (collectively "Newmont"), and certain Kirkland defendants (collectively "Kirkland"). IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court granted in October 2022. Newmont submitted its statement of defense on February 27, 2023, and a motion for summary judgment on January 12, 2024. The motion for summary judgment was denied on May 27, 2024. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
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
On February 26, 2014, NWG filed a lawsuit in Ontario Superior Court of Justice against Fronteer Gold Inc., Newmont Mining Corporation, Newmont Canada Holdings ULC, Newmont FH B.V. and Mark O’Dea. The Ontario complaint is based upon substantially the same allegations contained in the New York lawsuit with claims for fraudulent and negligent misrepresentation. NWG seeks disgorgement of profits since the close of the NWG deal on September 24, 2007 and damages in the amount of C$1,200. Newmont, along with other defendants, served the plaintiff with its statement of defense on October 17, 2014. Newmont, along with the other defendants, filed a motion to dismiss based on delay on November 29, 2022. On August 22, 2023, the Court granted the motion and dismissed the Ontario complaint for delay. NWG filed an appeal with the Court of Appeal for Ontario on September 21, 2023. On January 9, 2024, the Ontario Superior Court of Justice awarded Newmont C$0.5 in costs. The Court of Appeal for Ontario ruled in favor of Newmont and the other defendants and dismissed NWG's appeal on April 29, 2024, and awarded Newmont C$0.03 in costs.
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
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2024 and December 31,

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
2023, there were $2,262 and $2,123, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. In June 2024, was named as the only miner in TIME’s top 100 green firms ranking. Since 2015, Newmont has been ranked as the mining and metal sector's top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
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
In February 2024, based on a comprehensive review of the Company’s portfolio of assets, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project. The non-core assets to be divested include CC&V, Musselwhite, Porcupine, Éléonore, Telfer, Akyem, and a development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale in the first quarter of 2024, based on progress made through our active sales program and management’s expectation that the sale is probable and will be completed within 12 months. While the Company remains committed to a plan to sell these assets for a fair price, there is a possibility that the assets held for sale may exceed one year due to events or circumstances beyond the Company's control. Upon meeting the requirements to be presented as held for sale, the six non-core assets and the development project were recorded at the lower of the carrying value or fair value, less costs to sell, and will be periodically valued until sale occurs. As a result, a write-down of $157 and $509 was recognized for the three and six months ended June 30, 2024, respectively, within Loss on assets held for sale, resulting in an aggregate net book value of $2,965 at June 30, 2024. The write-down resulted in a tax impact of $89 and $222 for the three and six months ended June 30, 2024, respectively, resulting in a total loss of $246 and $731 recognized for the three and six months ended June 30, 2024, respectively, within Loss on assets held for sale. For further information, refer to Note 5 to the Condensed Consolidated Financial Statements.
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

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023
Net income (loss) from continuing operations attributable to Newmont stockholders	$838	$153	$685
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.73	$0.19	$0.54

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,004	$492	$512
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.87	$0.62	$0.25
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and six months ended June 30, 2024, compared to the same periods in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction.
Excluding the impact of sites acquired in the Newcrest transaction, the increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended June 30, 2024, compared to the same period in 2023, at sites held in the prior period was primarily due to an increase in Sales, resulting from higher average realized prices for all metals, and lower Depreciation and amortization. This increase was partially offset by the Loss on assets held for sale of $246 and an increase in Costs applicable to sales.
Excluding the impact of sites acquired in the Newcrest transaction, the increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the six months ended June 30, 2024, compared to the same period in 2023, at sites held in the prior period was primarily due to an increase in Sales resulting from higher average realized prices for all metals and higher sales volumes for gold, silver, lead, and zinc, partially offset by the Loss on assets held for sale of $731 and an increase in Costs applicable to sales.
Refer below for further information on the change in Costs applicable to sales and Depreciation and amortization.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$3,623	$2,380	$1,243	52%
Copper	377	82	295	360
Silver	209	124	85	69
Lead	44	32	12	38
Zinc	149	65	84	129
	$4,402	$2,683	$1,719	64%

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$6,964	$4,683	$2,281	49%
Copper	674	192	482	251
Silver	410	241	169	70
Lead	104	64	40	63
Zinc	273	182	91	50
	$8,425	$5,362	$3,063	57%

	Three Months Ended June 30, 2024
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$3,617	$386	$176	$41	$146
Provisional pricing mark-to-market	26	25	19	3	18
Silver streaming amortization	—	—	23	—	—
Gross after provisional pricing and streaming impact	3,643	411	218	44	164
Treatment and refining charges	(20)	(34)	(9)	—	(15)
Net	$3,623	$377	$209	$44	$149
Consolidated ounces/pounds sold (1)(2)	1,543	84	8	43	113
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$2,344	$4.57	$22.17	$0.97	$1.29
Provisional pricing mark-to-market	17	0.29	2.37	0.08	0.15
Silver streaming amortization	—	—	2.79	—	—
Gross after provisional pricing and streaming impact	2,361	4.86	27.33	1.05	1.44
Treatment and refining charges	(14)	(0.39)	(1.13)	—	(0.13)
Net	$2,347	$4.47	$26.20	$1.05	$1.31
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the three months ended June 30, 2024 the Company sold 39 thousand tonnes of copper, 20 thousand tonnes of lead, and 52 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Three Months Ended June 30, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,390	$95	$115	$34	$100
Provisional pricing mark-to-market	(1)	(9)	2	—	(14)
Silver streaming amortization	—	—	15	—	—
Gross after provisional pricing and streaming impact	2,389	86	132	34	86
Treatment and refining charges	(9)	(4)	(8)	(2)	(21)
Net	$2,380	$82	$124	$32	$65
Consolidated ounces/pounds sold (1)(2)	1,211	25	6	36	90
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$1,974	$3.75	$19.17	$0.96	$1.12
Provisional pricing mark-to-market	(1)	(0.34)	0.34	—	(0.16)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,973	3.41	22.07	0.96	0.96
Treatment and refining charges	(8)	(0.15)	(1.51)	(0.04)	(0.23)
Net	$1,965	$3.26	$20.56	$0.92	$0.73
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the three months ended June 30, 2023 the Company sold 11 thousand tonnes of copper, 16 thousand tonnes of lead, and 41 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Six Months Ended June 30, 2024
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$6,946	$702	$358	$102	$295
Provisional pricing mark-to-market	56	34	23	3	15
Silver streaming amortization	—	—	50	—	—
Gross after provisional pricing and streaming impact	7,002	736	431	105	310
Treatment and refining charges	(38)	(62)	(21)	(1)	(37)
Net	$6,964	$674	$410	$104	$273
Consolidated ounces/pounds sold (1)(2)	3,142	164	18	108	248
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$2,210	$4.27	$20.14	$0.95	$1.19
Provisional pricing mark-to-market	18	0.21	1.28	0.03	0.06
Silver streaming amortization	—	—	2.78	—	—
Gross after provisional pricing and streaming impact	2,228	4.48	24.20	0.98	1.25
Treatment and refining charges	(12)	(0.38)	(1.20)	(0.01)	(0.15)
Net	$2,216	$4.10	$23.00	$0.97	$1.10
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the six months ended June 30, 2024 the Company sold 75 thousand tonnes of copper, 49 thousand tonnes of lead, and 113 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Six Months Ended June 30, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$4,687	$200	$225	$69	$243
Provisional pricing mark-to-market	16	—	4	(2)	(18)
Silver streaming amortization	—	—	31	—	—
Gross after provisional pricing and streaming impact	4,703	200	260	67	225
Treatment and refining charges	(20)	(8)	(19)	(3)	(43)
Net	$4,683	$192	$241	$64	$182
Consolidated ounces/pounds sold (1)(2)	2,419	51	12	72	189
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$1,937	$3.87	$18.56	$0.96	$1.28
Provisional pricing mark-to-market	7	—	0.32	(0.03)	(0.09)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,944	3.87	21.44	0.93	1.19
Treatment and refining charges	(8)	(0.14)	(1.59)	(0.04)	(0.23)
Net	$1,936	$3.73	$19.85	$0.89	$0.96
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the six months ended June 30, 2023 the Company sold 23 thousand tonnes of copper, 33 thousand tonnes of lead, and 86 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

The change in consolidated Sales is due to:

	Three Months Ended June 30,
	2024 vs. 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$656	$202	$44	$6	$24
Increase (decrease) in average realized price	598	123	42	4	54
Decrease (increase) in treatment and refining charges	(11)	(30)	(1)	2	6
	$1,243	$295	$85	$12	$84

	Six Months Ended June 30,
	2024 vs. 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$1,407	$437	$122	$32	$72
Increase (decrease) in average realized price	892	99	49	6	13
Decrease (increase) in treatment and refining charges	(18)	(54)	(2)	2	6
	$2,281	$482	$169	$40	$91
Sales increased during the three months ended June 30, 2024, compared to the same period in 2023, by $1,719 primarily due to an increase in gold and copper sales of $1,243 and $295, respectively. Of the gold and copper sales increases, $849 and $291 were attributable to sites acquired in the Newcrest transaction, respectively.
Sales increased during the six months ended June 30, 2024, compared to the same period in 2023, by $3,063 primarily due to an increase in gold and copper sales of $2,281 and $482, respectively. Of the gold and copper sales increases, $1,621 and $511 were attributable to sites acquired in the Newcrest transaction, respectively.
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$1,777	$1,277	$500	39%
Copper	161	48	113	235
Silver	96	95	1	1
Lead	26	33	(7)	(21)
Zinc	96	90	6	7
	$2,156	$1,543	$613	40%

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$3,467	$2,516	$951	38%
Copper	322	101	221	219
Silver	207	177	30	17
Lead	62	55	7	13
Zinc	204	176	28	16
	$4,262	$3,025	$1,237	41%
The increase in Costs applicable to sales for the three and six months ended June 30, 2024, compared to the same periods in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $505 and $1,014, respectively, to Costs applicable to sales.
The increase in Costs applicable to sales for the three and six months ended June 30, 2024, compared to the same periods in 2023, was further impacted by a drawdown of inventory and higher royalties at Ahafo and Akyem and higher contracted services and labor costs at Ahafo, partially offset by a decrease in Costs applicable to sales at Boddington due to lower production and at Cerro Negro as a result of suspending mining at the site due to the tragic fatalities during the second quarter.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$448	$392	$56	14%
Copper	54	9	45	500
Silver	41	34	7	21
Lead	12	12	—	—
Zinc	35	30	5	17
Other	12	9	3	33
	$602	$486	$116	24%

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$950	$780	$170	22%
Copper	100	18	82	456
Silver	85	59	26	44
Lead	26	19	7	37
Zinc	71	54	17	31
Other	24	17	7	41
	$1,256	$947	$309	33%
The increase in Depreciation and amortization for the three and six months ended June 30, 2024, compared to the same periods in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $163 and $308, respectively, to Depreciation and amortization.
The increase in Depreciation and amortization for the three and six months ended June 30, 2024, compared to the same periods in 2023, is further impacted by higher depreciation rates as a result of (i) higher ounces mined at Peñasquito in the current year due to the Peñasquito labor strike in 2023 and (ii) higher ounces mined and asset additions at Ahafo. For the six months ended June 30, 2024, Depreciation and amortization also increased as a result of a drawdown of inventory at Yanacocha. These increases were partially offset by a decrease in Depreciation and amortization related to the cessation of depreciation beginning in March 2024 for sites classified as held for sale and a decrease at Cerro Negro as a result of suspending operations. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of held for sale.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, see Results of Consolidated Operations below.
For discussion regarding variations in operations, see Results of Operations below.
Advanced projects, research and development expense was $49 and $44 during the three months ended June 30, 2024 and 2023, respectively, and $102 and $79 during the six months ended June 30, 2024 and 2023, respectively. The increase during the three and six months ended June 30, 2024, compared to the same periods in 2023 is primarily due to full potential spend at the sites acquired through the Newcrest transaction.
General and administrative expense was $100 and $71 during the three months ended June 30, 2024, and 2023, respectively, and $201 and $145 during the six months ended June 30, 2024 and 2023, respectively. The increase during the three and six months ended June 30, 2024, compared to the same periods in 2023 is primarily due to an increase in consulting and other charges resulting from the Newcrest transaction.
Interest expense, net was $103 and $49 during the three months ended June 30, 2024 and 2023, respectively, and $196 and $114 during the six months ended June 30, 2024 and 2023, respectively. Interest expense, net increased during the three and six months ended June 30, 2024, compared to the same periods in 2023 primarily as a result of the increase to Debt largely due to the $2,000 unsecured senior notes issued in March 2024 and the senior notes acquired through the Newcrest transaction.

Income and mining tax expense (benefit) was $191 and $163 during the three months ended June 30, 2024 and 2023, respectively, and $451 and $376 during the six months ended June 30, 2024 and 2023, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	June 30, 2024					June 30, 2023
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$164	15%		$25		$138	13%		$18
CC&V	23	22		5		19	16		3
Corporate & Other	(23)	217		(50)		(114)	12		(14)
Total US	164	(12)		(20)		43	16		7
Australia	443	37		163		312	36		112
Ghana	190	35		67		95	34		32
Suriname	5	(60)		(3)		(13)	23		(3)
Peru	31	16		5		(9)	(22)		2
Canada	(13)	15		(2)		(23)	(13)		3
Mexico	151	(21)		(31)		(57)	(37)		21
Argentina	(59)	—		—		(53)	—		—
Papua New Guinea	123	32		39		—	—		—
Other Foreign	1	—		—		5	40		2
Rate adjustments	—	N/A		(27)	(2)	—	N/A		(13)	(2)
Consolidated	$1,036	18%	(3)	$191		$300	54%	(3)	$163
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

	Six Months Ended
	June 30, 2024					June 30, 2023
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$293	12%		$34		$223	14%		$32
CC&V	(70)	21		(15)		46	17		8
Corporate & Other	(111)	(39)		43		(146)	21		(30)
Total US	112	55		62		123	8		10
Australia	774	37		283		567	36		202
Ghana	399	33		133		207	33		69
Suriname	30	10		3		24	25		6
Peru	58	16		9		(15)	(13)		2
Canada	(376)	33		(125)		31	32		10
Mexico	207	3		6		(41)	(207)		85
Argentina	(30)	—		—		(67)	—		—
Papua New Guinea	282	31		88		—	—		—
Other Foreign	8	—		—		10	20		2
Rate adjustments	—	N/A		(8)	(2)	—	N/A		(10)	(2)
Consolidated	$1,464	31%	(3)	$451		$839	45%	(3)	$376
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
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2024 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Brucejack (3)	60	—	$1,390	$—	$773	$—	$1,929	$—
Red Chris (3)	9	—	$951	$—	$299	$—	$1,613	$—
Peñasquito	64	38	$827	$831	$354	$297	$1,038	$1,078
Merian	61	54	$1,546	$1,501	$317	$296	$2,170	$2,010
Cerro Negro (4)	19	48	$2,506	$1,655	$805	$676	$3,010	$1,924
Yanacocha	78	65	$1,000	$1,187	$305	$341	$1,217	$1,386
Boddington	147	209	$1,022	$777	$190	$135	$1,237	$966
Tanami	99	126	$1,018	$829	$331	$251	$1,276	$1,162
Cadia (3)	117	—	$624	$—	$265	$—	$1,064	$—
Lihir (3)	141	—	$1,101	$—	$289	$—	$1,212	$—
Ahafo	184	137	$976	$910	$303	$317	$1,123	$1,237
NGM	253	287	$1,220	$1,055	$410	$366	$1,689	$1,388
Held for sale (5)
CC&V	35	41	$1,361	$1,186	$97	$146	$1,700	$1,631
Musselwhite	54	41	$993	$1,356	$10	$448	$1,397	$2,254
Porcupine	91	60	$1,068	$1,225	$107	$415	$1,366	$1,587
Éléonore	61	48	$1,404	$1,477	$31	$475	$1,900	$2,213
Telfer (3)(6)	14	—	$2,548	$—	$146	$—	$3,053	$—
Akyem	47	49	$1,716	$1,087	$232	$525	$1,952	$1,461
Total/Weighted-Average (7)	1,534	1,203	$1,152	$1,054	$298	$331	$1,562	$1,472
Merian (25%)	(15)	(14)
Attributable to Newmont	1,519	1,189

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (3)(8)	35	—	$915	$—	$288	$—	$1,560	$—
Peñasquito (9)	268	189	$904	$1,162	$365	$405	$1,164	$1,581
Boddington (10)	55	67	$1,031	$766	$197	$138	$1,254	$977
Cadia (3)(11)	117	—	$552	$—	$266	$—	$1,024	$—
Held for sale (5)
Telfer (3)(6)(12)	2	—	$1,940	$—	$109	$—	$2,742	$—
Total/Weighted-Average (7)	477	256	$836	$1,062	$311	$338	$1,207	$1,492

Copper	(tonnes in thousands)
Red Chris (3)(8)	6	—
Boddington (10)	10	12
Cadia (3)(11)	22	—
Held for sale (5)
Telfer (3)(6)(12)	—	—
Total/Weighted-Average	38	12

Lead	(tonnes in thousands)
Peñasquito (9)	20	20

Zinc	(tonnes in thousands)
Peñasquito (9)	65	35

Attributable gold from equity method investments (13)	(ounces in thousands)
Pueblo Viejo (40%)	53	51
Fruta del Norte (3)(14)	35	—
Attributable to Newmont	88	51
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
(4)In the second quarter of 2024, the Company suspended operations at Cerro Negro to conduct a full investigation into the tragic fatalities of two members of the Newmont workforce on April 9, 2024. The site ramped up to full operations in June 2024.
(5)Sites are classified as held for sale as of March 31, 2024, and as such, the Company ceased recording depreciation and amortization at these sites in March 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(6)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we have temporarily ceased placing new tailings on the facility. Remediation of the facility has commenced and we expect production to commence during the fourth quarter of 2024.
(7)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(8)For the three months ended June 30, 2024, Red Chris produced 14 million pounds of copper.
(9)For the three months ended June 30, 2024, Peñasquito produced 8 million ounces of silver, 44 million pounds of lead and 144 million pounds of zinc. For the three months ended June 30, 2023, Peñasquito produced 6 million ounces of silver, 45 million pounds of lead and 78 million pounds of zinc.
(10)For the three months ended June 30, 2024 and 2023, Boddington produced 22 million and 26 million pounds of copper, respectively.
(11)For the three months ended June 30, 2024, Cadia produced 47 million pounds of copper.
(12)For the three months ended June 30, 2024, Telfer produced — million pounds of copper.
(13)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(14)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 32.0% interest as at June 30, 2024, and is accounted for as an equity method investment on a quarter lag.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Six Months Ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Brucejack (3)	97	—	$1,723	$—	$889	$—	$2,206	$—
Red Chris (3)	15	—	$945	$—	$273	$—	$1,453	$—
Peñasquito	109	123	$838	$1,028	$346	$335	$1,055	$1,325
Merian	137	136	$1,368	$1,212	$287	$245	$1,820	$1,537
Cerro Negro (4)	100	115	$1,310	$1,376	$511	$584	$1,635	$1,625
Yanacocha	169	121	$985	$1,134	$307	$320	$1,166	$1,362
Boddington	289	408	$1,019	$809	$186	$138	$1,240	$1,000
Tanami	189	189	$962	$866	$305	$266	$1,215	$1,182
Cadia (3)	239	—	$636	$—	$256	$—	$1,028	$—
Lihir (3)	322	—	$1,010	$—	$236	$—	$1,236	$—
Ahafo	374	265	$920	$951	$290	$309	$1,066	$1,301
NGM	517	548	$1,198	$1,081	$405	$386	$1,631	$1,396
Held for sale (5)
CC&V	63	89	$1,376	$1,120	$107	$150	$1,716	$1,494
Musselwhite	103	82	$1,077	$1,333	$176	$438	$1,568	$1,955
Porcupine	152	126	$1,058	$1,146	$217	$435	$1,408	$1,498
Éléonore	117	114	$1,422	$1,256	$180	$427	$1,910	$1,756
Telfer (3)(6)	45	—	$2,585	$—	$216	$—	$3,037	$—
Akyem	116	120	$1,280	$917	$333	$430	$1,523	$1,220
Total/Weighted-Average (7)	3,153	2,436	$1,103	$1,040	$310	$330	$1,500	$1,424
Merian (25%)	(34)	(34)
Attributable to Newmont	3,119	2,402

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (3)(8)	63	—	$959	$—	$276	$—	$1,486	$—
Peñasquito (9)	556	413	$870	$1,055	$335	$341	$1,130	$1,463
Boddington (10)	104	131	$985	$788	$186	$138	$1,165	$998
Cadia (3)(11)	235	—	$572	$—	$254	$—	$1,025	$—
Held for sale (5)
Telfer (3)(6)(12)	8	—	$2,387	$—	$225	$—	$3,218	$—
Total/Weighted-Average (7)	966	544	$832	$988	$294	$290	$1,176	$1,405

Copper	(tonnes in thousands)
Red Chris (3)(8)	11	—
Boddington (10)	19	24
Cadia (3)(11)	43	—
Held for sale (5)
Telfer (3)(6)(12)	1	—
Total/Weighted-Average	74	24

Lead	(tonnes in thousands)
Peñasquito (9)	48	39

Zinc	(tonnes in thousands)
Peñasquito (9)	123	82

Attributable gold from equity method investments (13)	(ounces in thousands)
Pueblo Viejo (40%)	107	111
Fruta del Norte (3)(14)	56	—
Attributable to Newmont	163	111
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
(4)In the second quarter of 2024, the Company suspended operations at Cerro Negro to conduct a full investigation into the tragic fatalities of two members of the Newmont workforce on April 9, 2024. The site ramped up to full operations in June 2024.
(5)Sites are classified as held for sale as of March 31, 2024, and as such, the Company ceased recording depreciation and amortization at these sites in March 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(6)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we have temporarily ceased placing new tailings on the facility. Remediation of the facility has commenced, and we expect production to commence during the fourth quarter of 2024.
(7)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(8)For the six months ended June 30, 2024, Red Chris produced 25 million pounds of copper.
(9)For the six months ended June 30, 2024, Peñasquito produced 17 million ounces of silver, 105 million pounds of lead and 271 million pounds of zinc. For the six months ended June 30, 2023, Peñasquito produced 14 million ounces of silver, 86 million pounds of lead and 180 million pounds of zinc.
(10)For the six months ended June 30, 2024 and 2023, Boddington produced 42 million and 52 million pounds of copper, respectively.
(11)For the six months ended June 30, 2024, Cadia produced 94 million pounds of copper.
(12)For the six months ended June 30, 2024, Telfer produced 3 million pounds of copper.
(13)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(14)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 32.0% interest as at June 30, 2024, and is accounted for as an equity method investment on a quarter lag.
Three Months Ended June 30, 2024 compared to 2023
Peñasquito, Mexico. Gold production increased 68% primarily due to higher ore grade milled, and higher mill throughput in the current year as a result of the Peñasquito labor strike in the prior year. Gold equivalent ounces - other metals production increased 42% primarily due to higher mill throughput in the current year as a result of the Peñasquito labor strike in the prior year and higher ore grade milled, partially offset by buildup of inventory. Costs applicable to sales per gold ounce were generally in line with the prior year. Costs applicable to sales per gold equivalent ounce – other metals decreased 22% primarily due to higher gold equivalent ounces - other metals sold in the current year due to the Peñasquito labor strike in the prior year. Depreciation and amortization per gold ounce increased 19% primarily due to higher depreciation rates as a result of higher gold ounces mined in the current year due to the Peñasquito labor strike in the prior year, partially offset by higher ounces sold in the current year due to the Peñasquito labor strike in the prior year. Depreciation and amortization per gold equivalent ounces – other metals decreased 10% primarily due to higher gold equivalent ounces - other metals sold in the current year due to the Peñasquito labor strike in the prior year. All-in sustaining costs per gold ounce were generally in line with the prior year. All-in sustaining costs per gold equivalent ounce – other metals decreased 26% primarily due to lower Costs applicable to sales per gold equivalent ounce, lower treatment and refining costs, and lower sustaining capital spend.
Merian, Suriname. Gold production increased 13% primarily due to a drawdown of in-circuit inventory in the current year compared to a buildup in the prior year and higher mill throughput, partially offset by lower ore grade milled as a result of changes in mine sequencing. Costs applicable to sales per gold ounce were generally in line the with prior year. Depreciation and amortization per gold ounce increased 7% primarily due to drawdown of inventory, partially offset by higher ounces sold. All-in sustaining costs per gold ounce increased 8% primarily due to higher sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 60% primarily due to lower mill throughput as a result of temporarily suspending mining at the site due to the tragic fatalities during the second quarter. Costs applicable to sales per gold ounce increased 51% primarily due to lower gold ounces sold, higher labor costs and higher inventory write-downs in the current year. Depreciation and amortization per gold ounce increased 19% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 56% primarily due to higher Costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production increased 20% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce decreased 16% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 11% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 12% primarily due to lower Costs applicable to sales per gold ounce.
Boddington, Australia. Gold production decreased 30% primarily due to lower ore grade milled and lower mill throughput. Gold equivalent ounces – other metals production decreased 18% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 32% primarily due to lower gold ounces sold and higher materials costs. Costs applicable to sales per gold equivalent ounce – other metals sold increased 35% primarily due to lower gold equivalent ounces - other metals sold and higher materials costs. Depreciation and amortization per gold ounce increased 41% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 43% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 28% primarily due to higher Costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 28% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals.
Tanami, Australia. Gold production decreased 21% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 23% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 32% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 10% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Ahafo, Ghana. Gold production increased 34% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 7% primarily due to a drawdown of stockpile inventory, higher third party royalties and higher contracted services and labor costs, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce decreased 9% primarily due to lower sustaining capital spend, partially offset by higher Costs applicable to sales per gold ounce. In February 2023, there was a failure from one of the primary crusher conveyors that feed the mill stockpile. During the third quarter of 2023, the conveyor was rebuilt and fully commissioned. During 2023, we collected $11 in business interruption insurance proceeds as a result of the event. During 2024, we collected additional business interruption proceeds of $10 during the first quarter, and our final proceeds of $3 during the second quarter. Additionally, in June 2023, damage was discovered in the SAG mill girth gear that has required the plant to operate at less than full capacity. The Company replaced the damaged gear during the second quarter of 2024.
NGM, U.S. Attributable gold production decreased 12% primarily due to lower ore grade milled at Carlin and lower leach pad production at Cortez, partially offset by higher mill throughput at Carlin. Costs applicable to sales per gold ounce increased 16% primarily due to lower gold ounces sold at Carlin and Cortez and inventory write-downs at Cortez. Depreciation and amortization per gold ounce increased 12% primarily due to lower gold ounces sold at Carlin and Cortez. All-in sustaining costs per gold ounce increased 22% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend at Carlin, partially offset by lower sustaining capital spend at Phoenix.
CC&V, U.S. Gold production decreased 15% primarily due to lower leach pad production as a result of lower recoveries and lower ore tonnes mined. Costs applicable to sales per gold ounce increased 15% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 34% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce were generally in line with the prior year.
Musselwhite, Canada. Gold production increased 32% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 27% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 98% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 38% primarily due to lower sustaining capital spend and lower Costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production increased 52% primarily due to higher ore grade milled and higher mill throughput, partially offset by buildup of in-circuit inventory in the current year compared to a drawdown in the prior year. Costs applicable to sales per gold ounce decreased 13% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 74% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 14% primarily due to lower Costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Éléonore, Canada. Gold production increased 27% primarily due to higher mill throughput, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 5% primarily due to higher gold ounces sold, and higher materials and contracted services costs. Depreciation and amortization per gold ounce decreased 93% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 14% primarily due to lower sustaining capital spend and lower Costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 58% primarily due to higher third party royalties, drawdown of stockpile inventory and lower gold ounces sold, partially offset by lower contracted services cost. Depreciation and amortization per gold ounce decreased 56% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 34% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Pueblo Viejo, Dominican Republic. Attributable gold production was generally in line with the prior year. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Six Months Ended June 30, 2024 compared to 2023
Peñasquito, Mexico. Gold production decreased 11% primarily due to lower mill recovery and lower ore grade milled, partially offset by higher mill throughput. Gold equivalent ounces - other metals production increased 35% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce decreased 18% primarily due to lower materials costs, lower inventory write-downs in the current year and lower workers participation costs, partially offset by higher energy, labor and contracted services costs. Costs applicable to sales per gold equivalent ounce – other metals decreased 18% primarily due to higher gold equivalent ounces - other metals sold in the current year as a result of the Peñasquito labor strike in the prior year, lower inventory write-downs in the current year and lower workers participation costs, partially offset by higher energy, labor and contracted services costs, higher selling costs and higher third party royalties. Depreciation and amortization per gold ounce were generally in line with the prior year. Depreciation and amortization per gold equivalent ounces – other metals were generally in line with the prior year. All-in sustaining costs per gold ounce decreased 20% primarily due to lower Costs applicable to sales per gold ounce and lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 23% primarily due to lower Costs applicable to sales per gold equivalent ounce - other metals and lower sustaining capital spend.
Merian, Suriname. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 13% primarily due to drawdown of in-circuit inventory and higher energy costs. Depreciation and amortization per gold ounce increased 17% primarily due to drawdown of inventory. All-in sustaining costs per gold ounce increased 18% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 13% primarily due to lower mill throughput as a result of temporarily suspending mining at the site due to the tragic fatalities during the second quarter of 2024, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce decreased 5% primarily due to lower export duties and lower contracted services costs, partially offset by higher inventory write-downs in the current year, higher labor costs and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 13% primarily due to lower depreciation rates as a result of lower gold ounces mined. All-in sustaining costs per gold ounce were generally in line with the prior year.
Yanacocha, Peru. Gold production increased 40% primarily due to higher leach pad production as a result of higher injection leaching and higher grade. Costs applicable to sales per gold ounce decreased 13% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce decreased 14% primarily due to lower Costs applicable to sales per gold ounce.
Boddington, Australia. Gold production decreased 29% primarily due to lower ore grade milled and lower mill throughput. Gold equivalent ounces – other metals production decreased 21% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 26% primarily due to lower gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals sold increased 25% primarily due to lower gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce increased 35% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 35% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 24% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 17% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital spend.
Tanami, Australia. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 11% primarily due to higher underground maintenance costs and higher contracted services costs. Depreciation and amortization per gold ounce increased 15% primarily due to asset additions. All-in sustaining costs were generally in line with the prior year.
Ahafo, Ghana. Gold production increased 41% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 6% primarily due to higher gold ounces sold, partially offset by higher depreciation rates as a result of higher gold ounces mined and asset additions. All-in sustaining costs per gold ounce decreased 18% primarily due to higher gold ounces sold and lower sustaining capital spend. In February 2023, there was a failure from one of the primary crusher conveyors that feed the mill stockpile. During the third quarter of 2023, the conveyor was rebuilt and fully commissioned. During 2023, we collected $11 in business interruption insurance proceeds as a result of the event. During 2024, we collected additional business interruption proceeds of $10 during the first quarter, and our final proceeds of $3 during the second quarter. Additionally, in June 2023, damage was discovered in the SAG mill girth gear that has required the plant to operate at less than full capacity. The Company replaced the damaged gear during the second quarter of 2024.
NGM, U.S. Attributable gold production decreased 6% primarily due to lower ore grade milled and lower leach pad production at Cortez, and lower mill throughput at Turquoise Ridge, partially offset by higher mill throughput at Cortez. Costs applicable to sales per gold ounce increased 11% primarily due to lower gold ounces sold at Cortez and Turquoise Ridge, higher inventory write-downs at Cortez and a drawdown of inventory at Carlin in the current year compared to a build-up in the prior year. Depreciation and amortization per gold ounce increased 5% primarily due to lower gold ounces sold at Cortez and Turquoise Ridge. All-in sustaining costs per gold ounce increased 17% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend at Carlin.
CC&V, U.S. Gold production decreased 29% primarily due to lower leach pad production as a result of lower recoveries and lower ore tonnes mined. Costs applicable to sales per gold ounce increased 23% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 29% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 15% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.

Musselwhite, Canada. Gold production increased 26% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 19% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 60% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 20% primarily due to lower Costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production increased 21% primarily due to higher ore grade milled and higher mill throughput, partially offset by buildup of in-circuit inventory in the current year compared to a drawdown in the prior year. Costs applicable to sales per gold ounce decreased 8% primarily due to higher gold ounces sold, and higher materials and labor costs. Depreciation and amortization per gold ounce decreased 50% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 6% primarily due to lower Costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Éléonore, Canada. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 13% primarily due to higher materials, contracted services and labor costs. Depreciation and amortization per gold ounce decreased 58% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 9% primarily due to higher Costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 40% primarily due to a drawdown of stockpile inventory, higher third party royalties and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 23% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 25% primarily due to higher Costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Attributable gold production was generally in line with the prior year. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Canadian dollar, the Papua New Guinean kina, the Mexican peso, the Surinamese dollar, the Argentine peso, the Peruvian sol, and the Ghanaian cedi. Approximately 60% of Costs applicable to sales were paid in currencies other than the USD during both the three and six months ended June 30, 2024, as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Australian dollar	24%	23%
Canadian dollar	15%	16%
Papua New Guinean Kina	7%	8%
Mexican peso	6%	6%
Surinamese dollar	3%	3%
Argentine peso	3%	3%
Peruvian sol	1%	1%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales at sites held prior to the Newcrest transaction by $129 and $135 per gold ounce during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to significant currency devaluation in Argentina that occurred starting in the fourth quarter of 2023. Excluding the impact of the Argentine peso devaluation, Costs applicable to sales at sites held prior to the Newcrest transaction decreased by $1 and $4 per gold ounce during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, resulting from variations in the local currency exchange rates in relation to the USD at our other foreign mining operations.
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations increased Costs applicable to sales at sites held prior to the Newcrest transaction by $6 and $14 per gold equivalent ounce, primarily in Mexico, during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.
At June 30, 2024, the Company held AUD- and CAD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures to be incurred between October 2024 and December 2025 at certain sites, respectively. The unrealized changes in fair value for the fixed forward contracts are recorded in Accumulated other comprehensive income (loss) and will be reclassified to earnings through Costs applicable to sales beginning October 2024. Refer to Note 12 of the Condensed Consolidated Financial Statements for further information on our hedging instruments.

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
As of June 30, 2024, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At June 30, 2024, the Company had $2,807 of cash and cash equivalents, of which $2,602 was included in Cash and cash equivalents and $205 was included in Assets held for sale related to certain non-core assets that were classified as held for sale in the first quarter of 2024. The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of three months or less. Our Cash and cash equivalents are highly liquid and low-risk investments that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At June 30, 2024, $1,356 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At June 30, 2024, $1,250 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, time deposits, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At June 30, 2024, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At June 30, 2024	At December 31, 2023
Cash and cash equivalents	$2,602	$3,002
Cash and cash equivalents included in assets held for sale (1)	205	—
Time deposits (2)	28	—
Available borrowing capacity on revolving credit facilities (3)	4,000	3,077
Total liquidity	$6,835	$6,079
Net debt (4)	$6,390	$6,434
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including $205 of Cash and cash equivalents, were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 of the Condensed Consolidated Financial Statements for additional information.
(2)Time deposits are included in current Investments on the Condensed Consolidated Balance Sheets. Refer to Note 13 of the Condensed Consolidated Financial Statements for further information.
(3)In connection with the Newcrest transaction, the Company acquired bilateral bank facilities held with 13 banks. The bilateral bank debt facilities had a total borrowing capacity of $2,000 with $77 available at December 31, 2023, which were repaid in full in the first quarter of 2024. Additionally, the revolving credit facility was amended in February 2024 to increase the available borrowing capacity to $4,000. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information.
(4)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows
Net cash provided by (used in) operating activities was $2,170 during the six months ended June 30, 2024, an increase in cash provided of $1,033 from the six months ended June 30, 2023, primarily due to an increase in Sales resulting from the impact of sites acquired in the Newcrest transaction, higher sales volumes, and higher average realized prices for all metals, partially offset by payment of $291 for stamp duty tax largely accrued in the fourth quarter of 2023 in connection with the Newcrest transaction.
Net cash provided by (used in) investing activities was $(1,439) during the six months ended June 30, 2024, an increase in cash used of $939 from the six months ended June 30, 2023, primarily due to higher net maturities of time deposits in 2023 and higher capital expenditures in 2024.
Net cash provided by (used in) financing activities was $(957) during the six months ended June 30, 2024, an increase in cash used of $273 from the six months ended June 30, 2023, primarily due to net repayments of debt transactions and repurchases of common stock, partially offset by lower dividend payments in 2024. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional information on our Debt and related transactions.
Capital Resources
In July 2024, the Board declared a dividend of $0.25 per share. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion. The program will expire after 24 months (in February 2026). The program will be executed at the Company’s discretion. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled trades totaling $250 of common stock repurchases under the plan, of which $104 were repurchased through June 30, 2024.
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
Additionally, as part of our ESG initiatives, in November 2021, Newmont announced a strategic alliance with CAT and pledged a preliminary investment of $100 with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. Newmont has paid $56 as of June 30, 2024, and the remaining pledged amount is anticipated to be paid as certain milestones are reached through 2025. Payments are recognized in Advanced projects, research and development within our Condensed Consolidated Statements of Operations.
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
For the six months ended June 30, 2024 and 2023, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2024			2023
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Brucejack (1)	$1	$34	$35	$—	$—	$—
Red Chris (1)	57	27	84	—	—	—
Peñasquito	—	58	58	—	72	72
Merian	—	50	50	—	35	35
Cerro Negro	50	27	77	51	23	74
Yanacocha	23	10	33	121	7	128
Boddington	—	57	57	—	74	74
Tanami	150	40	190	136	53	189
Cadia (1)	111	134	245	—	—	—
Lihir (1)	37	58	95	—	—	—
Ahafo	131	40	171	87	80	167
NGM	43	201	244	58	149	207
Corporate and Other	—	8	8	—	27	27
Held for sale (2)
CC&V	—	13	13	—	23	23
Musselwhite	—	47	47	—	45	45
Porcupine	53	42	95	33	25	58
Éléonore	—	50	50	—	45	45
Telfer (1)	12	12	24	—	—	—
Akyem	1	15	16	2	20	22
Accrual basis	$669	$923	$1,592	$488	$678	$1,166
Decrease (increase) in non-cash adjustments			58			(24)
Cash basis			$1,650			$1,142
____________________________
(1)Sites acquired through the Newcrest transaction during the fourth quarter of 2023. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.
(2)Sites are classified as held for sale as of June 30, 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
For the six months ended June 30, 2024, development projects primarily included Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Cadia Block Caves, Phase 14A Wall construction at Lihir, Ahafo North, and the Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our Tanami Expansion, Ahafo North project, and Cadia Block Caves projects since approval were $878, $489, and $128, respectively, of which $126, $114, and $92 related to the six months ended June 30, 2024, respectively.

For the six months ended June 30, 2023, development projects primarily included Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, and the TS Solar Plant and Goldrush Complex at NGM.
Sustaining capital includes capital expenditures such as underground and surface mine development, tailings facility construction, capitalized component purchases, mining equipment, reserves drilling conversion, water storage and support facilities, infrastructure improvements, and water treatment plant construction.
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
In June 2024, the Company redeemed an aggregate amount of $250 of certain Senior Notes, resulting in a gain on extinguishment of $20, partially offset by the acceleration of $6 loss from Accumulated Other Comprehensive Income related to the previously terminated interest rate cash flow hedges, recognized in Other income (loss), net for the three and six months ended June 30, 2024.
Debt Covenants. There were no material changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, for information regarding our debt covenants. At June 30, 2024, we were in compliance with all existing debt covenants and provisions related to potential defaults.
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
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, including funds at subsidiaries classified as assets held for sale, by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $184 and $178 at June 30, 2024 and December 31, 2023, respectively. All noncontrolling interests relate to non-guarantor subsidiaries. For further information on our noncontrolling interests, refer to Note 1 of the Condensed Consolidated Financial Statements.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at June 30, 2024 and December 31, 2023.

	At June 30, 2024		At December 31, 2023
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$16,599	$10,242	$14,776	$8,713
Non-current intercompany assets	$514	$494	$500	$483
Current intercompany liabilities	$16,417	$1,564	$13,716	$1,652
Current external debt	$—	$—	$1,923	$—
Non-current intercompany liabilities	$331	$—	$386	$—
Non-current external debt	$8,685	$—	$6,944	$—
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
At June 30, 2024, Newmont USA had approximately $8,685 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at June 30, 2024, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At June 30, 2024, (i) Newmont’s total consolidated indebtedness was approximately $9,225, none of which was secured (other than $533 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $8,929 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 16 of the Condensed Consolidated Financial Statements.
Contractual Obligations
As of June 30, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2023. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, for information regarding our contractual obligations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Newmont stockholders	$853	$155	$1,023	$506
Net income (loss) attributable to noncontrolling interests	4	—	13	12
Net (income) loss from discontinued operations	(15)	(2)	(19)	(14)
Equity loss (income) of affiliates	3	(16)	(4)	(41)
Income and mining tax expense (benefit)	191	163	451	376
Depreciation and amortization	602	486	1,256	947
Interest expense, net of capitalized interest	103	49	196	114
EBITDA	$1,741	$835	$2,916	$1,900
Adjustments:
Loss on assets held for sale (1)	$246	$—	$731	$—
(Gain) loss on asset and investment sales, net (2)	(55)	—	(64)	(36)
Newcrest transaction and integration costs (3)	16	21	45	21
Settlement costs (4)	5	—	26	—
Change in fair value of investments (5)	9	42	(22)	1
Impairment charges (6)	9	4	21	8
Restructuring and severance (7)	9	10	15	12
Gain on debt extinguishment, net (8)	(14)	—	(14)	—
Reclamation and remediation charges (9)	—	(2)	6	(2)
Other (10)	—	—	—	(4)
Adjusted EBITDA	$1,966	$910	$3,660	$1,900
____________________________
(1)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recorded for the six non-core assets and the development project that met the requirements to be presented as held for sale in 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further information.
(2)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, in 2024 primarily represents the gain recognized on the sale of the Stream Credit Facility Agreement ("SCFA") in the second quarter and the purchase and sale of foreign currency bonds. Refer to Note 12 of the Condensed Consolidated Financial Statements for further information on the sale of the SCFA. For 2023, primarily comprised of the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 9 of the Condensed Consolidated Financial Statements for further information.
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
(8)Gain on debt extinguishment, net, included in Other income (loss), net, primarily represents the net gain on the partial redemption of certain Senior Notes in the second quarter. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information.

(9)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For further information, refer to Note 7 of the Condensed Consolidated Financial Statements.
(10)Other, included in Other income (loss), net, in 2023, represents income received during the first quarter of 2023, on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022.
Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$853	$0.74	$0.74	$1,023	$0.89	$0.89
Net loss (income) attributable to Newmont stockholders from discontinued operations	(15)	(0.01)	(0.01)	(19)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	838	0.73	0.73	1,004	0.87	0.87
Loss on assets held for sale (2)	246	0.22	0.22	731	0.63	0.63
(Gain) loss on asset and investment sales, net (3)	(55)	(0.05)	(0.05)	(64)	(0.06)	(0.06)
Newcrest transaction and integration costs (4)	16	0.01	0.01	45	0.04	0.04
Settlement costs (5)	5	—	—	26	0.03	0.03
Change in fair value of investments (6)	9	0.01	0.01	(22)	(0.01)	(0.01)
Impairment charges (7)	9	0.01	0.01	21	0.02	0.02
Restructuring and severance (8)	9	0.01	0.01	15	0.01	0.01
Gain on debt extinguishment, net (9)	(14)	(0.01)	(0.01)	(14)	(0.01)	(0.01)
Reclamation and remediation charges (10)	—	—	—	6	—	—
Tax effect of adjustments (11)	(87)	(0.07)	(0.07)	(234)	(0.20)	(0.20)
Valuation allowance and other tax adjustments (12)	(142)	(0.14)	(0.14)	(50)	(0.05)	(0.05)
Adjusted net income (loss)	$834	$0.72	$0.72	$1,464	$1.27	$1.27

Weighted average common shares (millions): (13)		1,153	1,155		1,153	1,154
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
(3)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, primarily represents the gain recognized on the sale of the SCFA in the second quarter and the purchase and sale of foreign currency bonds. Refer to Notes 9 and 12 of the Condensed Consolidated Financial Statements for further information.
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
(9)Gain on debt extinguishment, net, included in Other income (loss), net, primarily represents the net gain on the partial redemption of certain Senior Notes in the second quarter. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information.
(10)Reclamation and remediation charges, included in Reclamation and remediation, represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 7 of the Condensed Consolidated Financial Statement for further information.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2024 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $20 and $(45), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(93) and $(58), net reductions to the reserve for uncertain tax positions of $(50) and $(52), recording of a deferred tax liability for the outside basis difference at Akyem of $(37) and $80 due to the status change to held-for-sale, and other tax adjustments of $18 and $25. For further information on reductions to the reserve for uncertain tax positions, refer to Note 10 of the Condensed Consolidated Financial Statements.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$155	$0.19	$0.19	$506	$0.64	$0.64
Net loss (income) attributable to Newmont stockholders from discontinued operations	(2)	—	—	(14)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	153	0.19	0.19	492	0.62	0.62
(Gain) loss on asset and investment sales, net (2)	—	—	—	(36)	(0.05)	(0.05)
Newcrest transaction-related costs (3)	21	0.03	0.03	21	0.03	0.03
Restructuring and severance (4)	10	0.01	0.01	12	0.02	0.02
Impairment charges (5)	4	—	—	8	0.01	0.01
Reclamation and remediation charges (6)	(2)	—	—	(2)	—	—
Change in fair value of investments (7)	42	0.05	0.05	1	—	—
Other (8)	—	—	—	(4)	—	—
Tax effect of adjustments (9)	(17)	(0.02)	(0.02)	(1)	—	—
Valuation allowance and other tax adjustments (10)	55	0.07	0.07	95	0.11	0.11
Adjusted net income (loss)	$266	$0.33	$0.33	$586	$0.74	$0.74

Weighted average common shares (millions): (11)		795	795		794	795
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

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities (1)	$2,204	$1,144
Less: Net cash used in (provided by) operating activities of discontinued operations	(34)	(7)
Net cash provided by (used in) operating activities of continuing operations	2,170	1,137
Less: Additions to property, plant and mine development	(1,650)	(1,142)
Free Cash Flow	$520	$(5)

Net cash provided by (used in) investing activities (2)	$(1,439)	$(500)
Net cash provided by (used in) financing activities	$(957)	$(684)
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
Net Debt
Net Debt is calculated as Debt and Lease and other financing obligations less Cash and cash equivalents and time deposits, included in current Investments, as presented on the Condensed Consolidated Balance Sheets. Cash and cash equivalents and time deposits are subtracted from Debt and Lease and other financing obligations as these are highly liquid, low-risk investments and could be used to reduce the Company's debt obligations.
The following table sets forth a reconciliation of Net Debt, a non-GAAP financial measure, to Debt and Lease and other financing obligations, which the Company believes to be the GAAP financial measures most directly comparable to Net Debt.

	At June 30, 2024	At December 31, 2023
Debt	$8,692	$8,874
Lease and other financing obligations	533	562
Less: Cash and cash equivalents	(2,602)	(3,002)
Less: Cash and cash equivalents included in assets held for sale (1)	(205)	—
Less: Time deposits (2)	(28)	—
Net debt	$6,390	$6,434
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including $205 of Cash and cash equivalents, were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 of the Condensed Consolidated Financial Statements for additional information.
(2)Time deposits are included in current Investments on the Condensed Consolidated Balance Sheets. Refer to Note 13 of the Condensed Consolidated Financial Statements for further information.

Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs applicable to sales (1)(2)	$1,777	$1,277	$3,467	$2,516
Gold sold (thousand ounces)	1,543	1,211	3,142	2,419
Costs applicable to sales per ounce (3)	$1,152	$1,054	$1,103	$1,040
____________________________
(1)Includes by-product credits of $45 and $28 during the three months ended June 30, 2024 and 2023, respectively, and $84 and $58 during the six months ended June 30, 2024 and 2023, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs applicable to sales (1)(2)	$379	$266	$795	$509
Gold equivalent ounces - other metals (thousand ounces) (3)	453	251	955	516
Costs applicable to sales per gold equivalent ounce (4)	$836	$1,062	$832	$988
____________________________
(1)Includes by-product credits of $15 and $2 during the three months ended June 30, 2024 and 2023, respectively, and $30 and $4 during the six months ended June 30, 2024 and 2023, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024 and 2023.
(4)Per ounce measures may not recalculate due to rounding.
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended June 30, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Brucejack (10)	$64	$—	$1	$—	$—	$2	$21	$88	46	$1,929
Red Chris (10)	7	—	1	—	—	1	5	14	9	$1,613
Peñasquito	53	2	—	—	—	4	8	67	64	$1,038
Merian	96	2	3	—	—	—	33	134	61	$2,170
Cerro Negro	70	1	1	—	—	—	12	84	27	$3,010
Yanacocha	77	7	4	—	1	—	5	94	78	$1,217
Boddington	139	3	1	—	—	4	21	168	136	$1,237
Tanami	101	—	2	—	—	—	23	126	99	$1,276
Cadia (10)	77	1	2	—	1	6	44	131	123	$1,064
Lihir (10)	162	1	4	—	5	—	7	179	148	$1,212
Ahafo	176	5	3	—	1	—	17	202	180	$1,123
NGM	307	5	4	2	1	1	106	426	252	$1,689
Corporate and Other (11)	—	—	29	92	5	—	4	130	—	$—
Held for sale (12)
CC&V	45	3	1	—	—	—	8	57	33	$1,700
Musselwhite	56	1	1	—	(1)	—	21	78	56	$1,397
Porcupine	94	2	—	—	—	—	24	120	87	$1,366
Éléonore	89	1	1	—	—	—	29	120	63	$1,900
Telfer (10)(15)	83	3	2	—	4	2	7	101	33	$3,053
Akyem	81	3	—	—	—	—	7	91	48	$1,952
Total Gold	1,777	40	60	94	17	20	402	2,410	1,543	$1,562

Gold equivalent ounces - other metals (13)(14)
Red Chris (10)	33	—	1	—	—	5	17	56	36	$1,560
Peñasquito	218	7	—	—	2	24	29	280	241	$1,164
Boddington	49	1	—	—	—	4	6	60	47	$1,254
Cadia (10)	67	1	2	—	1	22	33	126	123	$1,024
Corporate and Other (11)	—	—	3	6	—	—	—	9	—	$—
Held for sale (12)
Telfer (10)(15)	12	—	—	—	—	3	1	16	6	$2,742
Total Gold Equivalent Ounces	379	9	6	6	3	58	86	547	453	$1,207

Consolidated	$2,156	$49	$66	$100	$20	$78	$488	$2,957
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $60.
(3)Includes stockpile, leach pad, and product inventory adjustments of $9 at Cerro Negro and $11 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $34 and $15, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $54 and $6, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $3 at Peñasquito, $2 at Merian, $2 at Cerro Negro, $5 at Tanami, $9 at Ahafo, $3 at NGM, $14 at Corporate and Other, $1 at CC&V, and $1 at Porcupine, totaling $40 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for Newcrest transaction and integration costs of $16, impairment charges of $9, restructuring and severance of $9, settlements costs of $5.
(7)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
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

(12)Sites are classified as held for sale as of June 30, 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(14)For the three months ended June 30, 2024, Red Chris sold 6 thousand tonnes of copper, Peñasquito sold 8 million ounces of silver, 20 thousand tonnes of lead and 52 thousand tonnes of zinc, Boddington sold 9 thousand tonnes of copper, Cadia sold 23 thousand tonnes of copper, and Telfer sold 1 thousand tonnes of copper.
(15)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we have temporarily ceased placing new tailings on the facility. Remediation of the facility has commenced and we expect production to commence during the fourth quarter of 2024.

Three Months Ended June 30, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$49	$3	$2	$—	$1	$—	$12	$67	41	$1,631
Musselwhite	55	2	4	—	—	—	31	92	41	$2,254
Porcupine	77	7	3	—	—	—	13	100	63	$1,587
Éléonore	74	3	2	—	—	—	33	112	51	$2,213
Peñasquito	40	1	1	—	—	3	7	52	48	$1,078
Merian	80	1	3	—	—	—	22	106	53	$2,010
Cerro Negro	83	2	1	—	1	—	10	97	50	$1,924
Yanacocha	79	4	3	—	3	—	4	93	66	$1,386
Boddington	159	5	1	—	—	5	27	197	204	$966
Tanami	102	—	1	—	—	—	41	144	124	$1,162
Ahafo	121	5	1	—	—	—	37	164	133	$1,237
Akyem	54	6	1	—	—	—	11	72	49	$1,461
NGM	304	3	4	3	—	1	83	398	288	$1,388
Corporate and Other (11)	—	—	13	58	1	—	16	88	—	$—
Total Gold	1,277	42	40	61	6	9	347	1,782	1,211	$1,472

Gold equivalent ounces - other metals (12)(13)
Peñasquito	218	7	1	1	—	31	40	298	188	$1,581
Boddington	48	1	—	—	—	4	9	62	63	$977
Corporate and Other (11)	—	—	3	9	—	—	3	15	—	$—
Total Gold Equivalent Ounces	266	8	4	10	—	35	52	375	251	$1,492

Consolidated	$1,543	$50	$44	$71	$6	$44	$399	$2,157
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $30.
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
(8)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
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

(13)For the three months ended June 30, 2023, Peñasquito sold 6 million ounces of silver, 16 thousand tonnes of lead and 41 thousand tonnes of zinc, and Boddington sold 11 thousand tonnes of copper.

Six Months Ended June 30, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Brucejack (10)	$138	$1	$1	$—	$—	$3	$33	$176	80	$2,206
Red Chris (10)	14	—	1	—	—	2	6	23	16	$1,453
Peñasquito	91	3	—	—	—	7	13	114	108	$1,055
Merian	186	4	5	—	—	—	52	247	135	$1,820
Cerro Negro	133	3	2	—	1	—	27	166	101	$1,635
Yanacocha	165	14	6	—	1	—	10	196	168	$1,166
Boddington	283	8	1	—	—	7	45	344	278	$1,240
Tanami	183	1	2	—	—	—	45	231	190	$1,215
Cadia (10)	151	1	5	—	1	12	74	244	237	$1,028
Lihir (10)	333	2	10	—	5	—	58	408	330	$1,236
Ahafo	335	9	3	—	1	1	39	388	364	$1,066
NGM	621	9	6	4	2	3	201	846	519	$1,631
Corporate and Other (11)	—	—	59	182	6	—	8	255	—	$—
Held for sale (12)
CC&V	85	6	2	—	1	—	13	107	62	$1,716
Musselwhite	113	2	3	—	—	—	46	164	105	$1,568
Porcupine	157	7	2	—	—	—	43	209	148	$1,408
Éléonore	169	3	5	—	—	—	50	227	119	$1,910
Telfer (10)(15)	153	5	5	—	4	3	10	180	59	$3,037
Akyem	157	14	—	1	—	—	15	187	123	$1,523
Total Gold	3,467	92	118	187	22	38	788	4,712	3,142	$1,500

Gold equivalent ounces - other metals (13)(14)
Red Chris (10)	64	—	3	—	—	9	23	99	67	$1,486
Peñasquito	473	16	1	—	2	59	63	614	544	$1,130
Boddington	97	2	—	—	—	7	9	115	98	$1,165
Cadia (10)	134	1	4	—	1	41	60	241	235	$1,025
Corporate and Other (11)	—	—	4	14	—	—	—	18	—	$—
Held for sale (12)
Telfer (10)(15)	27	1	1	—	—	5	2	36	11	$3,218
Total Gold Equivalent Ounces	795	20	13	14	3	121	157	1,123	955	$1,176

Consolidated	$4,262	$112	$131	$201	$25	$159	$945	$5,835
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $114.
(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Brucejack, $1 at Peñasquito, $9 at Cerro Negro, $15 at Telfer, and $17 at NGM.
(4)Reclamation costs include operating accretion and amortization of asset retirement costs of $67 and $45, respectively, and exclude accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $108 and $17, respectively.
(5)Advanced projects, research and development and exploration excludes development expenditures of $4 at Peñasquito, $4 at Merian, $6 at Cerro Negro, $1 at Boddington, $13 at Tanami, $14 at Ahafo, $6 at NGM, $27 at Corporate and Other, $1 at CC&V, $1 at Porcupine, and $4 at Akyem, totaling $81 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for Newcrest transaction and integration costs of $45, settlement costs of $26, impairment charges of $21, and restructuring and severance of $15.
(7)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $30.
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
(12)Sites are classified as held for sale as of June 30, 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(14)For the six months ended June 30, 2024, Red Chris sold 12 thousand tonnes of copper, Peñasquito sold 18 million ounces of silver, 49 thousand tonnes of lead and 113 thousand tonnes of zinc, Boddington sold 18 thousand tonnes of copper, Cadia sold 43 thousand tonnes of copper, and Telfer sold 2 thousand tonnes of copper.
(15)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we have temporarily ceased placing new tailings on the facility. Remediation of the facility has commenced and we expect production to commence during the fourth quarter of 2024.

Six Months Ended June 30, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (10)
Gold
CC&V	$100	$5	$5	$—	$1	$—	$22	$133	89	$1,494
Musselwhite	113	3	5	—	—	—	45	166	85	$1,955
Porcupine	147	12	7	—	—	—	26	192	128	$1,498
Éléonore	149	5	3	—	—	—	52	209	119	$1,756
Peñasquito	107	4	1	—	—	7	19	138	104	$1,325
Merian	165	3	5	—	—	—	36	209	136	$1,537
Cerro Negro	153	3	2	—	1	—	22	181	111	$1,625
Yanacocha	135	11	6	—	4	—	7	163	119	$1,362
Boddington	326	9	2	—	—	10	55	402	402	$1,000
Tanami	163	1	1	—	—	—	58	223	189	$1,182
Ahafo	251	9	1	—	1	—	81	343	264	$1,301
Akyem	117	16	1	—	—	—	21	155	127	$1,220
NGM	590	7	8	5	—	3	148	761	546	$1,396
Corporate and Other (11)	—	—	32	119	1	—	18	170	—	$—
Total Gold	2,516	88	79	124	8	20	610	3,445	2,419	$1,424

Gold equivalent ounces - other metals (12)(13)
Peñasquito	408	14	2	1	—	65	76	566	387	$1,463
Boddington	101	2	1	—	—	8	17	129	129	$998
Corporate and Other (11)	—	—	6	20	—	—	3	29	—	$—
Total Gold Equivalent Ounces	509	16	9	21	—	73	96	724	516	$1,405

Consolidated	$3,025	$104	$88	$145	$8	$93	$706	$4,169
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $62.
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
(6)Advanced projects, research and development and exploration excludes development expenditures of $1 at CC&V, $3 at Porcupine, $3 at Peñasquito, $3 at Merian, $1 at Cerro Negro, $3 at Yanacocha, $12 at Tanami, $15 at Ahafo, $7 at Akyem, $9 at NGM and $48 at Corporate and Other, totaling $105 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for impairment charges of $8, restructuring and severance of $12, and Newcrest transaction-related costs of $21.
(8)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, MD&A for sustaining capital expenditures by segment.
(9)Includes finance lease payments for sustaining projects of $38.
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
(13)For the six months ended June 30, 2023, Peñasquito sold 12 million ounces of silver, 33 thousand tonnes of lead and 86 thousand tonnes of zinc, and Boddington sold 23 thousand tonnes of copper.
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
•statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future share repurchase transactions, and debt repurchases, repayments or tender transactions;
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
•expectations regarding potential divestments, including, without limitation, assets held for sale;
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
(dollars in millions, except per ounce and per pound amounts)
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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2024 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$2,338	$1,700
Copper price (per pound)	$4.42	$3.75
Silver price (per ounce)	$28.84	$22.00
Lead price (per pound)	$0.98	$0.90
Zinc price (per pound)	$1.29	$1.25
AUD to USD exchange rate	$0.66	$0.70
CAD to USD exchange rate	$0.73	$0.75
MXN to USD exchange rate	$0.06	$0.05
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
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at June 30, 2024. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. See Note 11 to our Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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

We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at June 30, 2024 in relation to the U.S. dollar at our foreign mining operations, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $86 increase to Costs applicable to sales per ounce for the six months ended June 30, 2024.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of June 30, 2024.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	204	$2,332	$33	$2,331
Copper (pounds, in millions)	75	$4.35	$23	$4.30
Silver (ounces, in millions)	5	$29.25	$9	$29.37
Lead (pounds, in millions)	28	$0.99	$2	$0.98
Zinc (pounds, in millions)	80	$1.32	$7	$1.32
Molybdenum (pounds, in millions) (3)	1	$22.74	$1	$22.74
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
(2)The closing settlement price as of June 30, 2024 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
(3)Molybdenum is a by-product at the Cadia site and is recognized as a reduction to Costs applicable to sales.
Hedging Instruments
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at June 30, 2024, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power prices purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Refer to Note 12 of the Condensed Consolidated Financial Statements for further information on our hedging instruments.
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
We have performed sensitivity analyses as of June 30, 2024 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at June 30, 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $35 and $56 at June 30, 2024, respectively.

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
On November 6, 2023, the Company completed the acquisition of Newcrest Mining Limited (“Newcrest”) which operated under its own set of systems and internal controls. Beginning in 2024, the Company transitioned certain Newcrest processes to the Company’s internal control processes and added other internal controls over significant processes specific to the tangible and intangible assets acquired and liabilities assumes as a result of the acquisition, and to post-acquisition activities, including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction. The Company will continue the process of integrating internal controls over financial reporting for Newcrest and plans to incorporate Newcrest in the evaluation of internal controls over financial reporting beginning in the fourth quarter of 2024.
There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2024 through April 30, 2024	4,090	$43.41	—	$1,000,000,000
May 1, 2024 through May 31, 2024	3,617	$40.12	—	$1,000,000,000
June 1, 2024 through June 30, 2024	2,489,614	$41.76	2,489,614	$896,033,712
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 4,090 shares, 3,617 shares, and — shares for the fiscal months of April, May, and June 2024, respectively. Subsequent to the end of the covered period, the Company repurchased 3,259,581 additional shares at an average price of $44.80 pursuant to a Rule 10b5-1 plan for a total amount of $250 repurchased as of the date of filing under the Board approved stock repurchase plan described in (2) below.
(2)In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased does not exceed $1 billion. The program will expire after 24 months (in February 2026). The program will be executed at the Company's discretion. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
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
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. During the three months ended June 30, 2024, the following directors and executive officers adopted or terminated Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
On June 3, 2024, Peter Toth, Executive Vice President and Chief Development Officer, adopted a Rule 10b5-1 Trading Plan. Mr. Palmer’s Rule 10b5-1 Trading Plan has a term of 14 months and provides for the sale of up to 36,000 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading.
ITEM 6.       EXHIBITS.

Exhibit Number		Description

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101.INS**	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	-	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	-	Cover Page Interactive Data File (embedded within the XBRL document contained in Exhibit 101)
____________________________
*Filed or furnished herewith.
**Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT CORPORATION
(Registrant)

Date: July 25, 2024	/s/ KARYN F. OVELMEN
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2024	/s/ JOSHUA L. CAGE
Joshua L. Cage
Chief Accounting Officer and Controller
(Principal Accounting Officer)