Form 10-Q
period 2024-09-30
NEWMONT Corp /DE/
filed 2024-10-24
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
There were 1,138,450,479 shares of common stock outstanding on October 17, 2024.

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
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
THIRD QUARTER 2024 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financial Results:
Sales	$4,605	$2,493	$13,030	$7,855
Gold	$3,945	$2,400	$10,909	$7,083
Copper	$329	$90	$1,003	$282
Silver	$147	$5	$557	$246
Lead	$32	$—	$136	$64
Zinc	$152	$(2)	$425	$180
Costs applicable to sales (1)	$2,310	$1,371	$6,572	$4,396
Gold	$1,892	$1,273	$5,359	$3,789
Copper	$199	$50	$521	$151
Silver	$75	$23	$282	$200
Lead	$26	$7	$88	$62
Zinc	$118	$18	$322	$194
Net income (loss) from continuing operations	$875	$162	$1,892	$666
Net income (loss)	$924	$163	$1,960	$681
Net income (loss) from continuing operations attributable to Newmont stockholders	$873	$157	$1,877	$649
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$0.76	$0.20	$1.63	$0.82
Net income (loss) attributable to Newmont stockholders	$0.80	$0.20	$1.69	$0.84
Adjusted net income (loss) (2)	$936	$286	$2,400	$872
Adjusted net income (loss) per share, diluted (2)	$0.81	$0.36	$2.08	$1.10
Earnings before interest, taxes and depreciation and amortization (2)	$1,776	$760	$4,692	$2,660
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$1,967	$933	$5,627	$2,833
Net cash provided by (used in) operating activities of continuing operations			$3,807	$2,138
Free cash flow (2)			$1,280	$392
Cash dividends paid per common share in the period ended September 30,	$0.25	$0.40	$0.75	$1.20
Cash dividends declared per common share for the period ended September 30,	$0.25	$0.40	$0.75	$1.20
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
THIRD QUARTER 2024 RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce and per pound)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,574	1,260	4,727	3,696
Sold	1,568	1,250	4,710	3,669
Attributable gold ounces (thousands):
Produced (1)	1,668	1,291	4,950	3,804
Sold (2)	1,551	1,229	4,660	3,614
Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	430	58	1,396	602
Sold	412	59	1,367	575
Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	81	23	245	75
Tonnes (thousands)	37	10	111	34
Sold copper:
Pounds (millions)	77	25	241	76
Tonnes (thousands)	35	11	110	34
Produced silver (million ounces)	7	—	24	14
Sold silver (million ounces)	6	—	24	12
Produced lead:
Pounds (millions)	43	—	148	86
Tonnes (thousands)	19	—	67	39
Sold lead:
Pounds (millions)	36	—	144	72
Tonnes (thousands)	17	—	66	33
Produced zinc:
Pounds (millions)	127	—	398	180
Tonnes (thousands)	58	—	181	82
Sold zinc:
Pounds (millions)	134	(2)	382	187
Tonnes (thousands)	61	(1)	174	85
Average realized price:
Gold (per ounce)	$2,518	$1,920	$2,316	$1,930
Copper (per pound)	$4.31	$3.68	$4.17	$3.71
Silver (per ounce) (4)	$25.98	N.M.	$23.72	$20.18
Lead (per pound) (4)	$0.86	N.M.	$0.94	$0.90
Zinc (per pound) (4)	$1.14	N.M.	$1.11	$0.97
Consolidated costs applicable to sales: (5)(6)
Gold (per ounce)	$1,207	$1,019	$1,138	$1,033
Gold equivalent ounces - other metals (per ounce) (3)	$1,015	$1,636	$887	$1,056
All-in sustaining costs: (6)
Gold (per ounce)	$1,611	$1,426	$1,537	$1,425
Gold equivalent ounces - other metals (per ounce) (3)	$1,338	$2,422	$1,225	$1,511
____________________________
(1)Attributable gold ounces produced includes 66 and 52 thousand ounces for the three months ended September 30, 2024 and 2023, respectively, and 173 and 163 thousand ounces for the nine months ended September 30, 2024 and 2023, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment. For the three and nine months ended September 30, 2024, Attributable gold ounces produced also includes 43 thousand ounces and 99 thousand ounces, respectively, related to the Fruta del Norte mine, which is wholly owned by Lundin Gold, in which the Company holds a 31.9% interest at September 30, 2024 and is accounted for as an equity method investment on a quarter lag.
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
(6)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

Third Quarter 2024 Highlights (dollars in millions, except per share, per ounce and per pound amounts, unless otherwise noted)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $873 or $0.76 per diluted share, an increase of $716 from the prior-year quarter primarily due to an increase to attributable net income related to the acquired Newcrest sites. Excluding the impact of acquired sites, the increase is primarily due to an increase in Sales at Peñasquito as a result of the work stoppage due to a labor strike that began in June 2023 ("Peñasquito labor strike"), resulting in no sales at Peñasquito in the third quarter of 2023. Additionally, Net income (loss) from continuing operations attributable to Newmont stockholders increased due to higher average realized prices primarily for gold. This increase was partially offset by the Loss on assets held for sale of $115 and higher Costs applicable to sales.
•Adjusted net income: Reported Adjusted net income of $936 or $0.81 per diluted share, an increase of $0.45 per diluted share from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $1,967 in Adjusted EBITDA, an increase of 111% from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $3,807 for the nine months ended September 30, 2024, an increase of 78% from the prior year, and free cash flow of $1,280 (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Portfolio Updates: Completed the sale of the Batu and Elang contingent consideration assets for cash consideration of $153, which was received in September 2024. Announced agreement to sell the assets of the Telfer reportable segment, including Newmont’s 70% interest in the Havieron development project and other related assets; the sale is expected to close in the fourth quarter of 2024. In October, announced agreement to sell the Akyem reportable segment; the sale is expected to close in the fourth quarter of 2024.
•Attributable gold production: Produced 1.7 million attributable ounces of gold and 430 thousand attributable gold equivalent ounces from co-products.
•Financial strength: Ended the quarter with $3.0 billion of consolidated cash, cash of $86 included in Assets held for sale, and $7.1 billion of total liquidity; redeemed $150 of senior notes; settled $347 of share repurchases from $1 billion share repurchase program. In October, declared a dividend of $0.25 per share and the Company's Board authorized an additional $2 billion share repurchase program to be executed at the Company’s discretion, utilizing open market repurchases to occur from time to time throughout the next 24 months.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales (Note 6)	$4,605	$2,493	$13,030	$7,855

Costs and expenses:
Costs applicable to sales (1)	2,310	1,371	6,572	4,396
Depreciation and amortization	631	480	1,887	1,427
Reclamation and remediation (Note 7)	132	166	324	298
Exploration	74	78	184	192
Advanced projects, research and development	47	53	149	132
General and administrative	113	70	314	215
Loss on assets held for sale (Note 5)	115	—	846	—
Other expense, net (Note 8)	55	37	187	86
	3,477	2,255	10,463	6,746
Other income (expense):
Other income (loss), net (Note 9)	17	42	238	124
Interest expense, net of capitalized interest	(86)	(48)	(282)	(162)
	(69)	(6)	(44)	(38)
Income (loss) before income and mining tax and other items	1,059	232	2,523	1,071
Income and mining tax benefit (expense) (Note 10)	(244)	(73)	(695)	(449)
Equity income (loss) of affiliates (Note 13)	60	3	64	44
Net income (loss) from continuing operations	875	162	1,892	666
Net income (loss) from discontinued operations	49	1	68	15
Net income (loss)	924	163	1,960	681
Net loss (income) attributable to noncontrolling interests (Note 1)	(2)	(5)	(15)	(17)
Net income (loss) attributable to Newmont stockholders	$922	$158	$1,945	$664

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$873	$157	$1,877	$649
Discontinued operations	49	1	68	15
	$922	$158	$1,945	$664
Weighted average common shares (millions):
Basic	1,147	795	1,151	795
Effect of employee stock-based awards	2	1	1	—
Diluted	1,149	796	1,152	795

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$0.76	$0.20	$1.63	$0.82
Discontinued operations	0.04	—	0.06	0.02
	$0.80	$0.20	$1.69	$0.84
Diluted:
Continuing operations	$0.76	$0.20	$1.63	$0.82
Discontinued operations	0.04	—	0.06	0.02
	$0.80	$0.20	$1.69	$0.84
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$924	$163	$1,960	$681
Other comprehensive income (loss):
Change in marketable securities, net of tax	—	—	—	(1)
Ownership interest in equity method investments	(8)	—	(10)	—
Foreign currency translation adjustments	(2)	6	6	1
Change in pension and other post-retirement benefits, net of tax	—	(2)	—	(5)
Change in cash flow hedges, net of tax	38	(9)	11	(16)
Other comprehensive income (loss)	28	(5)	7	(21)
Comprehensive income (loss)	$952	$158	$1,967	$660

Comprehensive income (loss) attributable to:
Newmont stockholders	$950	$153	$1,952	$643
Noncontrolling interests	2	5	15	17
	$952	$158	$1,967	$660
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30, 2024	At December 31, 2023
ASSETS
Cash and cash equivalents	$3,016	$3,002
Trade receivables (Note 6)	974	734
Investments (Note 13)	43	23
Inventories (Note 14)	1,487	1,663
Stockpiles and ore on leach pads (Note 15)	688	979
Derivative assets (Note 12)	42	198
Other current assets	753	913
Assets held for sale (Note 5)	5,574	—
Current assets	12,577	7,512
Property, plant and mine development, net	33,697	37,563
Investments (Note 13)	4,150	4,143
Stockpiles and ore on leach pads (Note 15)	2,114	1,935
Deferred income tax assets	229	268
Goodwill	2,721	3,001
Derivative assets (Note 12)	161	444
Other non-current assets	526	640
Total assets	$56,175	$55,506

LIABILITIES
Accounts payable	$772	$960
Employee-related benefits	542	551
Income and mining taxes payable	317	88
Lease and other financing obligations	112	114
Debt (Note 16)	—	1,923
Other current liabilities (Note 17)	2,081	2,362
Liabilities held for sale (Note 5)	2,584	—
Current liabilities	6,408	5,998
Debt (Note 16)	8,550	6,951
Lease and other financing obligations	437	448
Reclamation and remediation liabilities (Note 7)	6,410	8,167
Deferred income tax liabilities	2,883	2,987
Employee-related benefits	632	655
Silver streaming agreement	721	779
Other non-current liabilities (Note 17)	238	316
Total liabilities	26,279	26,301

Commitments and contingencies (Note 20)

EQUITY
Common stock	1,840	1,854
Treasury stock	(276)	(264)
Additional paid-in capital	30,228	30,419
Accumulated other comprehensive income (loss) (Note 18)	21	14
(Accumulated deficit) Retained earnings	(2,101)	(2,996)
Newmont stockholders' equity	29,712	29,027
Noncontrolling interests	184	178
Total equity	29,896	29,205
Total liabilities and equity	$56,175	$55,506
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$1,960	$681
Non-cash adjustments:
Depreciation and amortization	1,887	1,427
Loss on assets held for sale (Note 5)	846	—
Net (income) loss from discontinued operations	(68)	(15)
Reclamation and remediation	306	287
Stock-based compensation	66	58
Change in fair value of investments (Note 9)	(39)	42
(Gain) loss on asset and investment sales, net (Note 9)	(36)	(34)
Deferred income taxes	(35)	(3)
Other non-cash adjustments	58	37
Net change in operating assets and liabilities (Note 19)	(1,138)	(342)
Net cash provided by (used in) operating activities of continuing operations	3,807	2,138
Net cash provided by (used in) operating activities of discontinued operations	45	9
Net cash provided by (used in) operating activities	3,852	2,147

Investing activities:
Additions to property, plant and mine development	(2,527)	(1,746)
Proceeds from asset and investment sales	345	219
Purchases of investments	(62)	(545)
Return of investment from equity method investees	55	30
Contributions to equity method investees	(35)	(90)
Proceeds from maturities of investments	28	1,355
Other	42	24
Net cash provided by (used in) investing activities of continuing operations	(2,154)	(753)
Net cash provided by (used in) investing activities of discontinued operations	153	—
Net cash provided by (used in) investing activities	(2,001)	(753)

Financing activities:
Repayment of debt	(3,783)	—
Proceeds from issuance of debt, net	3,476	—
Dividends paid to common stockholders	(863)	(954)
Repurchases of common stock	(448)	—
Distributions to noncontrolling interests	(113)	(107)
Funding from noncontrolling interests	87	107
Payments on lease and other financing obligations	(62)	(48)
Payments for withholding of employee taxes related to stock-based compensation	(12)	(24)
Other	(28)	(39)
Net cash provided by (used in) financing activities	(1,746)	(1,065)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(9)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	90	320
Less: cash and restricted cash reclassified to assets held for sale (1)	(140)	—
Net change in cash, cash equivalents and restricted cash	(50)	320
Cash, cash equivalents and restricted cash at beginning of period	3,100	2,944
Cash, cash equivalents and restricted cash at end of period	$3,050	$3,264

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,016	$3,190
Restricted cash included in Other current assets	3	1
Restricted cash included in Other non-current assets	31	73
Total cash, cash equivalents and restricted cash	$3,050	$3,264
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities as of September 30, 2024, including $86 of Cash and cash equivalents and $54 of restricted cash, previously included in Other current assets and Other non-current assets, were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 for additional information.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,159	$1,854	(7)	$(264)	$30,419	$14	$(2,996)	$178	$29,205
Net income (loss)	—	—	—	—	—	—	170	9	179
Other comprehensive income (loss)	—	—	—	—	—	(30)	—	—	(30)
Dividends declared (1)	—	—	—	—	—	—	(285)	—	(285)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(35)	(35)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	33	33
Withholding of employee taxes related to stock-based compensation	—	—	—	(10)	—	—	—	—	(10)
Stock-based awards and related share issuances	1	1	—	—	17	—	—	—	18
Balance at March 31, 2024	1,160	1,855	(7)	(274)	30,436	(16)	(3,111)	185	29,075
Net income (loss)	—	—	—	—	—	—	853	4	857
Other comprehensive income (loss)	—	—	—	—	—	9	—	—	9
Dividends declared (1)	—	—	—	—	—	—	(292)	—	(292)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Repurchase and retirement of common stock	(2)	(4)	—	—	(66)	—	(35)	—	(105)
Stock-based awards and related share issuances	—	—	—	—	24	—	—	—	24
Balance at June 30, 2024	1,158	1,851	(7)	(274)	30,394	(7)	(2,585)	184	29,563
Net income (loss)	—	—	—	—	—	—	922	2	924
Other comprehensive income (loss)	—	—	—	—	—	28	—	—	28
Dividends declared (1)	—	—	—	—	—	—	(287)	—	(287)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Repurchase and retirement of common stock (2)	(7)	(11)	—	—	(185)	—	(151)	—	(347)
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)
Stock-based awards and related share issuances	—	—	—	—	19	—	—	—	19
Balance at September 30, 2024	1,151	$1,840	(7)	$(276)	$30,228	$21	$(2,101)	$184	$29,896
____________________________
(1)Cash dividends paid per common share were $0.25 and $0.75 for the three and nine months ended September 30, 2024, respectively.
(2)In October 2024, an additional $302 of common stock was repurchased and retired.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	799	$1,279	(6)	$(239)	$17,369	$29	$916	$179	$19,533
Net income (loss)	—	—	—	—	—	—	351	12	363
Other comprehensive income (loss)	—	—	—	—	—	(6)	—	—	(6)
Dividends declared (1)	—	—	—	—	—	—	(319)	—	(319)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(22)	—	—	—	—	(22)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2023	800	1,281	(7)	(261)	17,386	23	948	182	19,559
Net income (loss)	—	—	—	—	—	—	155	—	155
Other comprehensive income (loss)	—	—	—	—	—	(10)	—	—	(10)
Dividends declared (1)	—	—	—	—	—	—	(318)	—	(318)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Stock-based awards and related share issuances	—	—	—	—	21	—	—	—	21
Balance at June 30, 2023	800	1,281	(7)	(261)	17,407	13	785	190	19,415
Net income (loss)	—	—	—	—	—	—	158	5	163
Other comprehensive income (loss)	—	—	—	—	—	(5)	—	—	(5)
Dividends declared (1)	—	—	—	—	—	—	(320)	—	(320)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	32	32
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)
Stock-based awards and related share issuances	1	—	—	—	18	—	—	—	18
Balance at September 30, 2023	801	$1,281	(7)	$(263)	$17,425	$8	$623	$186	$19,260
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation and its subsidiaries (collectively, “Newmont,” “we,” “us,” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.
Divestment of Non-Core Assets
Telfer
In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment to Greatland Gold plc. The sale, which is subject to customary conditions and regulatory approvals, is expected to be completed in the fourth quarter of 2024. The Company recorded a loss on assets held for sale of $115 during the quarter, which is subject to change upon completion of the transaction, and is currently evaluating other potential impacts of the terms of the agreement on its consolidated financial statements. The Telfer assets and liabilities remain designated as held for sale as of September 30, 2024.
Akyem
In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment to Zijin Mining Group Co., Ltd. The sale, which is subject to customary conditions and regulatory approvals, is expected to be completed in the fourth quarter of 2024. The Company does not expect to record a loss on the completion of the transaction and is currently evaluating other potential impacts of the terms of the agreement on its consolidated financial statements. The Akyem assets and liabilities remain designated as held for sale as of September 30, 2024.
Refer to Note 5 for further information on the Company's assets and liabilities held for sale.
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
Noncontrolling Interests
Net loss (income) attributable to noncontrolling interest is comprised of income of $2 and $5 for the three months ended September 30, 2024 and 2023, respectively, and of $15 and $17 for the nine months ended September 30, 2024 and 2023, respectively, related to Suriname Gold project C.V. (“Merian”). Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., in its Condensed Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity.
Discontinued Operations
Net income (loss) from discontinued operations includes results related to the Batu Hijau and Elang contingent consideration assets associated with the sale of PT Newmont Nusa Tenggara in 2016. In the third quarter of 2024, the Company completed the sale of the Batu and Elang contingent consideration assets for cash consideration of $153, resulting in a gain of $15 included in Net income (loss) from discontinued operations. Refer to Note 12 for further information.
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
The Company's global operations expose it to risks associated with public health crises, including epidemics and pandemics such as COVID-19, and geopolitical and macroeconomic pressures such as the Russian invasion of Ukraine. The Company continues to experience the impacts from recent geopolitical and macroeconomic pressures. With the resulting volatile environment, the Company continues to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions as well as an uncertain and evolving labor market.
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
Refer to Note 20 below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.
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
Assets Held for Sale
A long-lived asset (or a disposal group for a long-lived asset comprising a group of assets and related liabilities) is classified as held for sale if it is probable that the asset will be recovered through sale rather than continuing use.
The Company records assets held for sale at the lower of its carrying value or fair value less costs to sell and ceases depreciation and amortization on long-lived assets (or disposal groups). The following criteria are used to determine if a long-lived asset (or disposal group) is held for sale: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices for comparable assets, discounted cash flow projections, third party valuations and indicative offer information, if applicable. The Company’s assumptions about fair value require significant judgment because the current market is sensitive to changes in economic conditions, as well as asset-specific considerations. The Company estimates the fair value of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and could result in future impairments if market conditions deteriorate.
An impairment loss on the initial classification and subsequent measurement of an asset held for sale is recognized as an expense. Any subsequent increase in fair value less costs to sell (not exceeding the accumulated impairment loss that has been previously recognized) is recognized as a reversal of expense. The Company continues to evaluate the fair value of assets held for sale and monitors market conditions and other economic factors, which could result in additional impairments in the future.
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
In March 2024, the SEC issued a final rule that requires registrants to disclose climate-related information in their annual reports and in registration statements. In April 2024, the SEC chose to stay the newly adopted rule pending judicial review of related consolidated Eighth Circuit petitions. If the stay is lifted, certain disclosures may be required in annual reports for the year ending December 31, 2025, filed in 2026. The Company is currently evaluating the impacts of the rules on its consolidated financial statements.
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
As of September 30, 2024, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for Newcrest is preliminary. At September 30, 2024, remaining items to finalize include the fair value of materials and supplies inventories, property, plant and mine development, goodwill, reclamation and remediation liabilities, employee-related benefits, unrecognized tax benefits, and deferred income tax assets and

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to implement Newmont accounting policies and refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout Newmont’s measurement period, which is not to exceed one year from the acquisition date.
The following table summarizes the preliminary purchase price allocation for the Newcrest transaction at September 30, 2024:

ASSETS	At September 30, 2024
Cash and cash equivalents	$668
Trade receivables	212
Inventories	722
Stockpiles and ore on leach pads	137
Derivative assets	42
Other current assets	193
Current assets	1,974
Property, plant and mine development, net (1)	13,588
Investments	990
Stockpiles and ore on leach pads	131
Deferred income tax assets (2)	239
Goodwill (3)	2,463
Derivative assets	362
Other non-current assets	94
Total assets	19,841

LIABILITIES
Accounts payable	344
Employee-related benefits	143
Lease and other financing obligations	16
Debt	1,923
Other current liabilities	334
Current liabilities	2,760
Debt	1,373
Lease and other financing obligations	35
Reclamation and remediation liabilities (4)	460
Deferred income tax liabilities (2)	1,429
Employee-related benefits	225
Other non-current liabilities	10
Total liabilities	6,292

Net assets acquired	$13,549
____________________________
(1)During 2024, measurement period adjustments totaling $405 increased Property, plant and mine development, net, from refinements to the preliminary valuation of the Canadian and Telfer assets.
(2)Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and a tax basis increase to the preliminary fair value of the assets acquired in Australia and the historical carryover tax basis of assets and liabilities in all other jurisdictions. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill. During 2024, adjustments resulted in deferred income tax assets increasing by a total of $50 and deferred income tax liabilities increasing by a total of $98.
(3)Preliminary goodwill is attributable to reportable segments as follows: $1,088 to Brucejack; $404 to Red Chris; $356 to Cadia; and $615 to Lihir. During 2024, the Company identified and recorded measurement period adjustments to the Company's preliminary purchase price allocation, as a result of additional analysis performed. These adjustments resulted in a total reduction in Goodwill of $281.
(4)During 2024, measurement period adjustments of $67 increased Reclamation and remediation liabilities from refinements to the preliminary valuation of the Telfer asset.
Sales and Net income (loss) attributable to Newmont stockholders in the Condensed Consolidated Statement of Operations includes Newcrest revenue of $1,160 and $3,292 and Newcrest net income (loss) of $145 and $621 for the three and nine months ended September 30, 2024, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the Newcrest transaction occurred on January 1, 2022.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Sales	$3,517	$11,235
Net income (loss) attributable to Newmont stockholders	$281	$1,268
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
The financial information relating to the Company’s segments is as follows:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended September 30, 2024
Brucejack (2)	$252	$98	$70	$7	$75	$17
Red Chris (2)
Gold	24	21	7
Copper	51	71	22
Total Red Chris	75	92	29	5	(48)	41
Peñasquito:
Gold	144	54	22
Silver	147	75	32
Lead	32	26	10
Zinc	152	118	43
Total Peñasquito	475	273	107	2	51	32
Merian	158	113	24	6	13	14
Cerro Negro	150	91	31	4	20	58
Yanacocha	220	96	23	2	58	21
Boddington:
Gold	326	136	25
Copper	73	44	9
Total Boddington	399	180	34	1	174	34
Tanami	248	98	30	8	99	108
Cadia: (2)
Gold	298	80	30
Copper	205	80	31
Total Cadia	503	160	61	3	267	155
Lihir (2)	317	206	37	2	66	44
Ahafo	551	192	55	14	293	102
NGM	611	320	103	5	178	103
Corporate and Other	—	1	11	48	(280)	7
Held for sale (3)
CC&V	94	54	3	1	33	7
Musselwhite	124	50	—	1	71	27
Porcupine	172	78	2	2	86	64
Éléonore	129	70	—	3	55	27
Telfer: (2)(4)
Gold	13	39	1
Copper	—	4	—
Total Telfer	13	43	1	6	(158)	15
Akyem (5)	114	95	10	1	6	4
Consolidated	$4,605	$2,310	$631	$121	$1,059	$880
____________________________
(1)Includes an increase in accrued capital expenditures of $3. Consolidated capital expenditures on a cash basis were $877.
(2)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(3)Refer to Note 5 for further information on held for sale. The Coffee development project disposal group is included in Corporate and Other.
(4)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and the Company temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter. In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.
(5)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Three Months Ended September 30, 2023
CC&V	$87	$57	$6	$4	$17	$21
Musselwhite	92	50	21	2	19	29
Porcupine	118	73	29	5	8	37
Éléonore (2)	91	63	22	3	3	29
Peñasquito: (3)
Gold	(2)	16	12
Silver	5	23	19
Lead	—	7	6
Zinc	(2)	18	16
Total Peñasquito	1	64	53	3	(128)	9
Merian	160	104	23	9	24	26
Cerro Negro	124	79	34	3	(1)	44
Yanacocha	162	90	27	—	15	81
Boddington:
Gold	350	157	28
Copper	90	50	8
Total Boddington	440	207	36	1	198	54
Tanami	238	81	30	7	157	98
Ahafo	265	133	47	12	82	73
Akyem	135	72	31	6	24	9
NGM	580	298	112	8	151	132
Corporate and Other	—	—	9	68	(337)	10
Consolidated	$2,493	$1,371	$480	$131	$232	$652
____________________________
(1)Includes an increase in prepaid capital expenditures and accrued capital expenditures of $48. Consolidated capital expenditures on a cash basis were $604.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Advanced Projects, Research and Development and Exploration	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (1)
Nine Months Ended September 30, 2024
Brucejack (2)	$430	$236	$141	$8	$42	$52
Red Chris (2)
Gold	59	35	11
Copper	160	135	41
Total Red Chris	219	170	52	9	(11)	125
Peñasquito:
Gold	385	145	59
Silver	557	282	117
Lead	136	88	36
Zinc	425	322	114
Total Peñasquito	1,503	837	326	7	276	90
Merian	455	299	63	15	73	64
Cerro Negro	368	224	83	12	35	135
Yanacocha	587	261	74	8	100	54
Boddington:
Gold	945	419	77
Copper	236	141	27
Total Boddington	1,181	560	104	3	506	91
Tanami	667	281	88	23	260	298
Cadia: (2)
Gold	843	231	91
Copper	593	214	91
Total Cadia	1,436	445	182	12	790	400
Lihir (2)	1,039	539	115	12	355	139
Ahafo	1,354	527	161	31	656	273
NGM	1,760	941	313	17	470	347
Corporate and Other	—	1	35	138	(1,027)	15
Held for sale (3)
CC&V	231	139	10	4	(35)	20
Musselwhite	357	163	18	4	86	74
Porcupine	503	235	34	5	(29)	159
Éléonore	392	239	21	8	121	77
Telfer: (2)(4)
Gold	154	192	13
Copper	14	31	3
Total Telfer	168	223	16	12	(212)	39
Akyem (5)	380	252	51	5	67	20
Consolidated	$13,030	$6,572	$1,887	$333	$2,523	$2,472
____________________________
(1)Includes a decrease in accrued capital expenditures of $55. Consolidated capital expenditures on a cash basis were $2,527.
(2)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(3)Refer to Note 5 for further information on held for sale. The Coffee development project disposal group is included in Corporate and Other.
(4)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and the Company temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter. In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.
(5)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.

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
Upon meeting the requirements to be presented as held for sale, the six non-core assets and the development project were recorded at the lower of the carrying value or fair value, less costs to sell, and will be periodically valued until sale occurs. As a result, a total loss of $115 and $846 was recognized within Loss on assets held for sale for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2024, the loss is comprised of write-downs of $115 and $624, respectively, and a tax impact resulting in the establishment of a deferred tax asset which increased the respective carrying values and resulted in an additional loss of $— and $222, respectively. The write-down resulted in an aggregate net book value of $2,990 at September 30, 2024.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The estimated fair values were determined using the income approach in the absence of a binding sales agreement and are considered non-recurring level 3 fair value measurements. For fair values estimated using the income approach, the significant inputs included (i) cash flow information available to the Company, (ii) a short-term gold price of $2,575 per ounce, (iii) a long-term gold price of $1,700 per ounce, (iv) current estimates of reserves, resources, and exploration potential, and (v) a reporting unit specific discount rate in the range of 6.0% to 12.0%. The Telfer fair value measurement was based on the binding agreement announced in the third quarter of 2024 and is considered a non-recurring level 3 measurement based on the form of consideration which includes certain unobservable inputs. The Company will continue to monitor its estimates of the fair value of assets held for sale, which could result in additional future impairments based on unfavorable market conditions or other economic factors.
The following table presents the carrying value of the major classes of assets and liabilities held for sale by disposal group as of September 30, 2024, prior to recognition of the write-down of $624, excluding tax impacts, for the nine months ended September 30, 2024:

	CC&V	Musselwhite	Porcupine	Éléonore	Telfer (1)	Akyem (2)	Coffee Project (3)	Total
Assets held for sale:
Property, plant and mine development, net	$97	$1,039	$1,486	$761	$496	$533	$321	$4,733
Other assets	464	38	105	137	452	267	2	1,465
Carrying value of assets held for sale	$561	$1,077	$1,591	$898	$948	$800	$323	$6,198

Liabilities held for sale:
Reclamation and remediation liabilities	$284	$79	$546	$85	$277	$404	$3	$1,678
Other liabilities	37	295	267	61	126	118	2	906
Carrying value of liabilities held for sale	$321	$374	$813	$146	$403	$522	$5	$2,584
____________________________
(1)In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.
(2)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.
(3)The Coffee Project is included in Corporate and Other in Note 4.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 6     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended September 30, 2024
Brucejack (1)	$161	$91	$252
Red Chris: (1)
Gold	—	24	24
Copper	—	51	51
Total Red Chris	—	75	75
Peñasquito:
Gold	—	144	144
Silver (2)	—	147	147
Lead	—	32	32
Zinc	—	152	152
Total Peñasquito	—	475	475
Merian	151	7	158
Cerro Negro	150	—	150
Yanacocha	216	4	220
Boddington:
Gold	89	237	326
Copper	—	73	73
Total Boddington	89	310	399
Tanami	248	—	248
Cadia: (1)
Gold	25	273	298
Copper	—	205	205
Total Cadia	25	478	503
Lihir (1)	317	—	317
Ahafo	551	—	551
NGM (3)	574	37	611
Held for sale (4)
CC&V	94	—	94
Musselwhite	124	—	124
Porcupine	172	—	172
Éléonore	129	—	129
Telfer: (1)(5)
Gold	6	7	13
Copper	—	—	—
Total Telfer	6	7	13
Akyem (6)	114	—	114
Consolidated	$3,121	$1,484	$4,605
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)Silver sales from concentrate includes $15 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $581 for the three months ended September 30, 2024.
(4)Refer to Note 5 for further information on held for sale.
(5)In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.
(6)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.

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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Nine Months Ended September 30, 2024
Brucejack (1)	$291	$139	$430
Red Chris: (1)
Gold	—	59	59
Copper	—	160	160
Total Red Chris	—	219	219
Peñasquito:
Gold	—	385	385
Silver (2)	—	557	557
Lead	—	136	136
Zinc	—	425	425
Total Peñasquito	—	1,503	1,503
Merian	435	20	455
Cerro Negro	368	—	368
Yanacocha	580	7	587
Boddington:
Gold	254	691	945
Copper	—	236	236
Total Boddington	254	927	1,181
Tanami	667	—	667
Cadia: (1)
Gold	90	753	843
Copper	—	593	593
Total Cadia	90	1,346	1,436
Lihir (1)	1,039	—	1,039
Ahafo	1,354	—	1,354
NGM (3)	1,664	96	1,760
Held for sale (4)
CC&V	231	—	231
Musselwhite	357	—	357
Porcupine	503	—	503
Éléonore	392	—	392
Telfer: (1)(5)
Gold	30	124	154
Copper	—	14	14
Total Telfer	30	138	168
Akyem (6)	380	—	380
Consolidated	$8,635	$4,395	$13,030
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)Silver sales from concentrate includes $65 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,669 for the nine months ended September 30, 2024.
(4)Refer to Note 5 for further information on held for sale.
(5)In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.
(6)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 for further information.

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
Trade Receivables and Provisional Sales
At September 30, 2024 and December 31, 2023, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. The impact to Sales from changes in pricing on provisional sales is an increase of $66 and $— for the three months ended September 30, 2024 and 2023, respectively, and $197 and $— for the nine months ended September 30, 2024 and 2023, respectively.
At September 30, 2024, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	231	$2,642
Copper (pounds, in millions)	87	$4.48
Silver (ounces, in millions)	3	$31.18
Lead (pounds, in millions)	18	$0.94
Zinc (pounds, in millions)	49	$1.40
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reclamation adjustments and other	$13	$53	$17	$61
Reclamation accretion	90	60	262	179
Reclamation expense	103	113	279	240

Remediation adjustments and other	26	51	39	52
Remediation accretion	3	2	6	6
Remediation expense	29	53	45	58
Reclamation and remediation	$132	$166	$324	$298
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2024	2023	2024	2023
Balance at January 1, (1)	$8,385	$6,731	$401	$373
Additions, changes in estimates, and other (2)(3)	(2)	75	28	45
Acquisitions and divestitures (4)	64	—	—	—
Payments, net	(214)	(163)	(59)	(28)
Accretion expense	262	179	6	6
Reclassification to Liabilities held for sale (5)	(1,658)	—	(20)	—
Balance at September 30,	$6,837	$6,822	$356	$396
____________________________
(1)The Newcrest transaction occurred on November 6, 2023, resulting in an increase in the beginning balance at January 1, 2024, as compared to the beginning balance at January 1, 2023. Refer to Note 3 for further information.
(2)The $75 addition to reclamation for the nine months ended September 30, 2023 was primarily due to increased labor and post-closure maintenance costs, and higher estimated costs arising from recent tailings management review and monitoring requirements set forth by GISTM at non-operating portions of the Porcupine site operation, and higher estimated closure costs at NGM due to GISTM compliance at Phoenix.
(3)The $28 addition to remediation for the nine months ended September 30, 2024 was primarily due to the completion of haul road safety enhancements and continued clean up of contaminated materials and closure of the three mine portals at the Ross Adams mine. The $45 addition to remediation for the nine months ended September 30, 2023 was primarily due to higher water management costs and project execution delays at the Midnite Mine.
(4)During 2024, measurement period adjustments of $64 increased Reclamation and remediation liabilities from refinements to the preliminary valuation of the Telfer asset.
(5)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including Reclamation and remediation liabilities, were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 for additional information.

	At September 30, 2024			At December 31, 2023
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$717	$66	$783	$558	$61	$619
Non-current (2)	6,120	290	6,410	7,827	340	8,167
Total (3)	$6,837	$356	$7,193	$8,385	$401	$8,786
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $4,759 and $4,804 related to Yanacocha at September 30, 2024 and December 31, 2023, respectively.
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
Included in Assets held for sale at September 30, 2024 is $54 of restricted cash held for purposes of settling reclamation and remediation obligations at Akyem.
Included in Other non-current assets at September 30, 2024 and December 31, 2023 are $30 and $81, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at September 30, 2024

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
primarily relate to Ahafo and San Jose Reservoir at Yanacocha. The amounts at December 31, 2023 primarily relate to Ahafo and Akyem.
Included in Other non-current assets at September 30, 2024 and December 31, 2023 are $15 and $21, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at September 30, 2024 and December 31, 2023 primarily relate to San Jose Reservoir at Yanacocha.
Refer to Note 20 for further discussion of reclamation and remediation matters.
NOTE 8     OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Newcrest transaction and integration costs (1)	$17	$16	$62	$37
Impairment charges	18	2	39	10
Settlement costs	7	2	33	2
Restructuring and severance	5	7	20	19
Other	8	10	33	18
Other expense, net	$55	$37	$187	$86
____________________________
(1)Represents costs incurred related to the Newcrest transaction. Refer to Note 3 for further information.
NOTE 9     OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$37	$35	$114	$108
Change in fair value of investments	17	(41)	39	(42)
Gain on asset and investment sales, net	(28)	(2)	36	34
Gain on debt extinguishment, net (1)	15	—	29	—
Foreign currency exchange, net	(29)	10	(26)	(12)
Insurance proceeds (2)	—	37	12	37
Other, net	5	3	34	(1)
Other income (loss), net	$17	$42	$238	$124
____________________________
(1)In the second and third quarter of 2024, the Company partially redeemed certain Senior Notes, resulting in a gain on extinguishment of $15 and $35 for the three and nine months ended September 30, 2024, respectively. The gain on extinguishment for the nine months ended September 30, 2024 is partially offset by the acceleration of $6 loss from Accumulated Other Comprehensive Income related to the previously terminated interest rate cash flow hedges. Refer to Note 16 for additional information.
(2)For the nine months ended September 30, 2024, primarily consists of insurance proceeds received of $12 related to a conveyor failure at Ahafo.
Gain on asset and investment sales, net. For the three and nine months ended September 30, 2024, Gain on asset and investment sales, net primarily consists of the gain recognized of $49 on the sale of the Stream Credit Facility Agreement ("SCFA") in the second quarter, partially offset by a loss of $29 recognized on the abandonment of the near-pit sizing and conveying system at Peñasquito in the third quarter of 2024. Refer to Note 12 for further information on the sale of the SCFA.
For the nine months ended September 30, 2023, Gain on asset and investment sales, net primarily consists of the gain recognized on the exchange of the previously held 28.5% investment in Maverix Metals, Inc. ("Maverix") for 7.5% ownership interest in Triple Flag Precious Metals Corporation ("Triple Flag") resulting from Triple Flag's acquisition of all issued and outstanding common shares of Maverix in January 2023, partially offset by the loss on the sale of the Triple Flag investment in March 2023, resulting in a net gain of $36.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 10     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2024		2023		2024		2023
Income (loss) before income and mining tax and other items		$1,059		$232		$2,523		$1,071

U.S. Federal statutory tax rate	21%	222	21%	49	21%	530	21%	225
Reconciling items:
Percentage depletion	(1)	(12)	(6)	(13)	(2)	(49)	(4)	(40)
Change in valuation allowance on deferred tax assets	(3)	(37)	30	69	(3)	(82)	12	126
Foreign rate differential	7	72	6	13	9	219	8	88
Effect of foreign earnings, net of credits	1	9	6	13	1	30	2	25
Mining and other taxes (net of associated federal benefit)	5	55	4	9	6	150	5	58
Uncertain tax position reserve adjustment	(1)	(6)	2	4	(2)	(58)	3	18
Tax impact of foreign exchange	2	25	(32)	(72)	(1)	(33)	(5)	(52)
Akyem recognition of DTL for assets held for sale	(4)	(37)	—	—	1	44	—	—
Other	(4)	(47)	—	1	(2)	(56)	—	1
Income and mining tax expense (benefit)	23%	$244	31%	$73	28%	$695	42%	$449
____________________________
(1)Tax rates may not recalculate due to rounding.
In the third quarter, Newmont’s appeal of an Australian Taxation Office (“ATO”) assessment was heard by the Australian Federal Court. Refer to Note 20 for further information regarding the Australian tax court case.
NOTE 11     FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) or nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,016	$3,016	$—	$—
Restricted cash	34	34	—	—
Trade receivables from provisional concentrate sales, net	946	—	946	—
Assets held for sale (Note 5) (2)	3,783	—	—	3,783
Marketable and other equity securities (Note 13) (3)	281	269	12	—
Restricted marketable debt securities (Note 13)	15	15	—	—
Derivative assets (Note 12)	203	—	50	153
	$8,278	$3,334	$1,008	$3,936
Liabilities:
Debt (4)	$8,938	$—	$8,938	$—
Derivative liabilities (Note 12)	11	—	3	8
	$8,949	$—	$8,941	$8

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
(2)Assets held for sale at September 30, 2024 includes assets held for sale that were written down to their fair value, excluding costs to sell, of $1,564, $1,383, and $836 at March 31, 2024, June 30, 2024, and September 30, 2024, respectively. The aggregate fair value, excluding costs to sell, of net assets held for sale subject to fair value remeasurement was $916, $600, and $433 at March 31, 2024, June 30, 2024, and September 30, 2024, respectively.
(3)Excludes certain investments accounted for under the measurement alternative at September 30, 2024.
(4)Debt is carried at amortized cost. The outstanding carrying value was $8,550 and $8,874 at September 30, 2024 and December 31, 2023, respectively. Refer to Note 16 for further information. The fair value measurement of debt was based on an independent third-party pricing source.
The Company's assets held for sale consist of the six non-core assets and a development project that met the accounting requirements to be presented as held for sale in the first quarter of 2024. The assets are classified as non-recurring within Level 3 of the fair value hierarchy. Refer to Note 5 for further information.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2024 and December 31, 2023:

Description	At September 30, 2024	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Assets held for sale	$3,783	Income-based approach (1)	Various (1)	Various (1)	Various (1)
Derivative assets:
Hedging instruments (2)(3)	$102	Discounted cash flow	Forward power prices	A$43 - A$321	5.00%
Contingent consideration assets	$48	Discounted cash flow	Discount rate	8.04% - 26.43%	11.29%
Derivative liabilities (3)	$5	Discounted cash flow	Discount rate	4.82% - 6.15%	5.62%

Description	At December 31, 2023	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Long-lived assets	$22	Market-multiple	Various (5)	Various (5)	Various (5)
Derivative assets:
Derivative assets, not designated for hedging (2)	$424	Discounted cash flow	Discount rate	6.28% - 10.50%	9.03%
Contingent consideration assets	$211	Monte Carlo (4)	Discount rate	8.04% - 26.43%	11.18%
Derivative liabilities	$5	Discounted cash flow	Discount rate	4.91% - 6.15%	5.65%
____________________________
(1)All assets held for sale, with the exception of Telfer, were valued using an income-based approach; refer to Note 5 for information on the assumptions and inputs specific to the non-recurring fair value measurements performed. As a binding agreement was reached for Telfer in the third quarter of 2024, the terms of the agreement were utilized to estimate the fair value of the Telfer assets held for sale at September 30, 2024.
(2)The SCFA and the Cadia Power Purchase Agreement ("Cadia PPA"), acquired as part of the Newcrest transaction, were not designated in a hedging relationship at December 31, 2023. At January 1, 2024, the Company designated the Cadia PPA for hedge accounting, and as a result is included within Hedging instruments at September 30, 2024. Additionally, in the second quarter of 2024, the Company sold the SCFA. Refer to Note 12 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(3)At September 30, 2024, the current portion of the Cadia PPA of $3 is in a liability position and the non-current portion of $105 is in an asset position. The current portion is included in Derivative liabilities within the fair value hierarchy table.
(4)A Monte Carlo valuation model was used for the fair value measurement of the Batu Hijau contingent consideration asset, which was sold in the third quarter of 2024. All other contingent consideration assets are valued using a probability-weighted discounted cash flow model.
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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets (1)	Total Assets	Derivative Liabilities (2)	Total Liabilities
Fair value at December 31, 2023	$635	$635	$5	$5
Settlements/Reclassifications (3)	(76)	(76)	—	—
Revaluation	(29)	(29)	3	3
Sales (4)	(377)	(377)	—	—
Fair value at September 30, 2024	$153	$153	$8	$8

	Derivative Assets (1)	Total Assets	Derivative Liabilities (2)	Total Liabilities
Fair value at December 31, 2022	$188	$188	$3	$3
Revaluation	7	7	2	2
Fair value at September 30, 2023	$195	$195	$5	$5
____________________________
(1)In 2024, the gain (loss) recognized on revaluation of derivative assets of $3, $(43) and $11 is included in Other income (loss), net, Other comprehensive income (loss), and Net income (loss) from discontinued operations, respectively. In 2023, the (loss) gain recognized on revaluation derivative assets of $(2) and $9 is included in Other income (loss), net and Net income (loss) from discontinued operations, respectively.
(2)In 2024, the loss recognized on revaluation of derivative liabilities of $3 is included in Other comprehensive income (loss). In 2023, the loss recognized on revaluation of derivative liabilities of $2 is included in Other income (loss), net.
(3)In the first quarter of 2024, certain amounts relating to the Batu Hijau contingent consideration asset were reclassified from current Derivative assets to Other current assets as a result of achieving certain contractual milestones.
(4)In the second quarter of 2024, the Company sold the SCFA resulting in a decrease of $281. In the third quarter of 2024, the Company sold the Batu and Elang Contingent consideration assets resulting in a decrease of $96. Refer to Note 12 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12     DERIVATIVE INSTRUMENTS

	At September 30, 2024	At December 31, 2023
Current derivative assets:
Derivative assets, not designated for hedging (1)	$—	$115
Contingent consideration assets (2)	—	76
Hedging instruments	42	7
	$42	$198

Non-current derivative assets:
Derivative assets, not designated for hedging (1)	$—	$309
Contingent consideration assets (2)	48	135
Hedging instruments (1)	113	—
	$161	$444

Current derivative liabilities: (3)
Contingent consideration liabilities	$3	$3
Hedging instruments (1)	3	—
	$6	$3

Non-current derivative liabilities: (4)
Contingent consideration liabilities	$5	$5
____________________________
(1)The SCFA and the Cadia PPA, acquired as part of the Newcrest transaction, were not designated in a hedging relationship at December 31, 2023. At January 1, 2024, the Company designated the Cadia PPA for hedge accounting, and as a result is included within Hedging instruments at September 30, 2024. Additionally, in the second quarter of 2024, the Company sold the SCFA. See below for further information.
(2)Contingent consideration assets at December 31, 2023 included the Batu Hijau and Elang contingent consideration assets, which were sold in the third quarter of 2024. Refer below for further information.
(3)Included in Other current liabilities.
(4)Included in Other non-current liabilities.
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
In the second quarter of 2024, the Company completed the sale of the SCFA and Offtake agreement in which Lundin Gold repurchased the SCFA and settled the rights under the Offtake agreement for cash consideration of $330, of which $180 and $150 was received in the second and third quarter of 2024, respectively. Refer to Note 13 for further information on the Offtake agreement. The sale resulted in a gain of $49 recognized in Other Income (loss), net.
Hedging Instruments
Hedging instruments consisted of the foreign currency cash flow hedges and the Cadia PPA at September 30, 2024.
Foreign currency cash flow hedges
In June 2024, the Company initiated a hedge program by entering into AUD-denominated fixed forward contracts, with A$717 entered into as of September 30, 2024, to mitigate variability in the USD-functional cash flows related to the AUD-denominated capital expenditures to be incurred during the construction and development phase of the Tanami Expansion 2 project, Cadia PC1-2 and PC2-3 ("Cadia Block Caves") and Cadia Tailings Project ("Cadia Tails") to be incurred between October 2024 and December 2025. The capital expenditures hedged for the Tanami Expansion 2 project under these fixed forward contracts will be for spend not covered by the hedges entered into in October 2022, as described below. The fixed forward contracts were transacted for risk management purposes. The Company has designated the fixed forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated capital expenditures for the Tanami Expansion 2, Cadia Block Caves, and Cadia Tails projects.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Additionally in June 2024, the Company entered into CAD-denominated and AUD-denominated fixed forward contracts, with C$398 and A$1,491 entered into as of September 30, 2024, respectively, to mitigate variability in the USD-functional cash flows related to the CAD-denominated and AUD-denominated operating expenditures expected to be incurred between October 2024 and December 2025 at the Brucejack and Red Chris operating mines located in Canada and the Boddington, Tanami, and Cadia operating mines located in Australia, respectively. The fixed forward contracts were transacted for risk management purposes. The Company has designated the CAD-denominated and AUD-denominated fixed forward contracts as foreign currency cash flow hedges against the forecasted CAD-denominated and AUD-denominated operating expenditures, respectively.
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD-functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project. The fixed forward contracts were transacted for risk management purposes. The Company has designated the fixed forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated Tanami Expansion 2 capital expenditures.
To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal.
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts will be reclassified to earnings immediately. For the foreign currency cash flow hedges related to capital expenditures, amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Depreciation and amortization after the respective project reaches commercial production. For the foreign currency cash flow hedges related to operating expenditures, amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Costs applicable to sales in the month that the operating expenditures are incurred.
Cadia Power Purchase Agreement ("Cadia PPA")
The Cadia PPA is a 15-year renewable power purchase agreement acquired by the Company through the Newcrest transaction. The Cadia PPA will partially hedge against future power price increases at the Cadia mine and will provide the Company with access to large scale generation certificates which the Company intends to surrender to achieve a reduction in its greenhouse gas emissions. At December 31, 2023, the Cadia PPA was a financial instrument that met the definition of a derivative under ASC 815 and was accounted for at fair value using a probability weighted discounted cash flow model, but was not designated for hedging. At January 1, 2024, the Company designated the Cadia PPA in a cash flow hedging relationship to mitigate the variability in cash flows related to approximately 40 percent of forecasted purchases of power at the Cadia mine for a 15 year period beginning in July 2024.
To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal.
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and will be reclassified to income during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts in Accumulated other comprehensive income (loss) will be reclassified to earnings immediately. For the Cadia PPA cash flow hedge, amounts recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings through Costs applicable to sales the period in which the related hedged electricity is purchased, which began in July 2024.
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At September 30, 2024	At December 31, 2023
Hedging instrument assets:
Foreign currency cash flow hedges, current (1)	$42	$7
Cadia PPA cash flow hedge, non-current (2)(3)	105	—
Foreign currency cash flow hedges, non-current (2)	8	—
	$155	$7

Hedging instrument liabilities:
Cadia PPA cash flow hedge, current (3)(4)	$3	$—
	$3	$—
____________________________
(1)Included in current Derivative assets.

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
(4)Included in Other current liabilities.
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss (gain) on cash flow hedges:
Interest rate contracts (1)	$2	$2	$10	$4
Cadia PPA cash flow hedge (2)	3	—	3	—
Foreign currency cash flow hedges (3)	—	6	—	8
	$5	$8	$13	$12
____________________________
(1)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of the 2022 Senior Notes, 2035 Senior Notes, 2039 Senior Notes, and 2042 Senior Notes. The related gains and losses are reclassified from Accumulated Other Comprehensive Income (Loss) and amortized to Interest expense, net over the term of the respective hedged notes. During the nine months ended September 30, 2024, $6 was reclassified to Other income, net as a result of partial redemptions on the 2042 Senior Notes. See Note 16 for additional information.
(2)As of September 30, 2024, $10 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months.
(3)As of September 30, 2024, $30 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months.
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
The Company had the following contingent consideration assets and liabilities:

	At September 30, 2024	At December 31, 2023
Contingent consideration assets:
Red Lake (1)	$41	$39
Cerro Blanco (1)	4	6
Triple Flag (1)	2	4
Batu Hijau and Elang (2)	—	161
Other (1)	1	1
	$48	$211

Contingent consideration liabilities:
Norte Abierto (3)	$3	$3
Red Chris (4)	3	3
Galore Creek (3)	2	2
	$8	$8
____________________________
(1)Included in non-current Derivative assets.
(2)The Batu Hijau and Elang contingent consideration assets were sold in the third quarter of 2024. Refer below for further information. At December 31, 2023, $76 is included in current Derivative assets and $85 is included in non-current Derivative assets.
(3)Included in Other non-current liabilities.
(4)Acquired through the Newcrest transaction and is included in Other current liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Batu Hijau and Elang Contingent Consideration Assets
The Batu Hijau and Elang contingent consideration assets relate to the sale of PT Newmont Nusa Tenggara in 2016. In the third quarter of 2024, the Company completed the sale of the Batu and Elang contingent consideration assets for cash consideration of $153. As a result of the sale, the Company recognized a tax benefit of $37 due to the release of the valuation allowance and a gain of $15, partially offset by a related tax impact of $3, recognized in Net income (loss) from discontinued operations.
NOTE 13     INVESTMENTS

	At September 30, 2024	At December 31, 2023
Current investments:
Marketable and other equity securities	$43	$23

Non-current investments:
Marketable and other equity securities (1)	$263	$229

Equity method investments:
Pueblo Viejo Mine (40.0%)	$1,469	$1,489
NuevaUnión Project (50.0%)	963	959
Lundin Gold Inc. (31.9% and 32.0%, respectively)	922	938
Norte Abierto Project (50.0%)	533	528
	3,887	3,914
	$4,150	$4,143

Non-current restricted investments: (2)
Marketable debt securities	$15	$21
____________________________
(1)At September 30, 2024, includes $25 accounted for under the measurement alternative.
(2)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 7 for further information regarding these amounts.
Equity method investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which primarily consists of income from Pueblo Viejo and Lundin Gold. Income (loss) from Pueblo Viejo consisted of $33 and $10, for the three months ended September 30, 2024 and 2023, respectively, and $47 and $46 for the nine months ended September 30, 2024 and 2023, respectively. Income (loss) from Lundin Gold consisted of $24 and $—, for the three months ended September 30, 2024 and 2023, respectively, and $16 and $— for the nine months ended September 30, 2024 and 2023, respectively.
Pueblo Viejo
As of September 30, 2024 and December 31, 2023, the Company had outstanding shareholder loans to Pueblo Viejo of $418 and $429, with accrued interest of $9 and $14, respectively, included in the Pueblo Viejo equity method investment. Additionally, the Company has an unfunded commitment to Pueblo Viejo in the form of a revolving loan facility ("Revolving Facility"). There were no borrowings outstanding under the Revolving Facility as of September 30, 2024.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $163 and $411 for the three and nine months ended September 30, 2024. Total payments made to Pueblo Viejo for gold and silver purchased were $105 and $326 for the three and nine months ended September 30, 2023, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of September 30, 2024 or December 31, 2023.
Lundin Gold Inc.
Lundin Gold was acquired as part of the Newcrest transaction on November 6, 2023 and is accounted for on a quarterly lag.
The Company had the right to purchase 50% of gold produced from Lundin Gold at a price determined based on delivery dates and a defined quotational period and resold the ounces purchased to third parties under an offtake agreement acquired through the Newcrest transaction (the "Offtake agreement"). In the second quarter of 2024, the Company completed the sale of the SCFA and Offtake agreement in which Lundin Gold repurchased the SCFA and settled the rights under the Offtake agreement, resulting in no activity for the third quarter of 2024. Refer to Note 12 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Total payments made to Lundin Gold under the Offtake agreement for gold purchased was $189 for the nine months ended September 30, 2024. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There was $13 payable due to Lundin Gold for gold purchases as of December 31, 2023, respectively.
NOTE 14     INVENTORIES

	At September 30, 2024	At December 31, 2023
Materials and supplies	$1,090	$1,247
In-process	130	160
Concentrate	186	134
Precious metals	81	122
Inventories (1)	$1,487	$1,663
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Inventories of $270, and liabilities were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 for additional information.
NOTE 15     STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2024 (1)			At December 31, 2023
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$554	$134	$688	$746	$233	$979
Non-current	1,932	182	2,114	1,532	403	1,935
Total	$2,486	$316	$2,802	$2,278	$636	$2,914
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Stockpiles and ore on leach pads of $620, and liabilities were reclassified to Assets held for sale and Liabilities held for sale, respectively. Refer to Note 5 for additional information.
NOTE 16     DEBT
Scheduled minimum debt repayments are as follows:

At September 30, 2024
Year Ending December 31,
2024 (for the remainder of 2024)	$—
2025	—
2026	928
2027	—
2028	—
Thereafter	7,946
Total face value of debt	8,874
Unamortized premiums, discounts, and issuance costs	(324)
Debt	$8,550
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
2026 and 2034 Senior Notes
On March 7, 2024, the Company issued $2,000 unsecured Senior Notes comprised of $1,000 due March 15, 2026 (“2026 Senior Notes”) and $1,000 due March 15, 2034 ("2034 Senior Notes"). Net proceeds from the 2026 and 2034 Senior Notes were $1,980. Interest will be paid semi-annually at a rate of 5.30% and 5.35% per annum for the 2026 and the 2034 Senior Notes, respectively. The proceeds from this issuance were used to repay the drawdown on the revolving credit facility resulting in no amounts outstanding on the revolving credit facility as of September 30, 2024.
Debt Extinguishment
During the second and third quarters of 2024, the Company partially redeemed certain Senior Notes, resulting in a gain on extinguishment of $15 and $35 for the three and nine months ended September 30, 2024, respectively, recognized in Other income (loss), net. The gain includes the write-off of unamortized premiums, discounts, and issuance costs of $2 and $5 for the three and nine months ended September 30, 2024, respectively, related to the partially redeemed Senior Notes. The following table summarizes the partial redemptions:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Settled Notional Amount	Total Repurchase Amount (1)	Settled Notional Amount	Total Repurchase Amount (1)
$1,000 5.30% Senior Notes due March 2026	$—	$—	$72	$74
$700 2.80% Senior Notes due October 2029	—	—	3	3
$650 3.25% Senior Notes due May 2030	1	1	2	2
$1,000 2.25% Senior Notes due October 2030	84	76	120	107
$1,000 2.60% Senior Notes due July 2032	65	57	165	142
$1,000 4.875% Senior Notes due March 2042 (2)	—	—	38	36
	$150	$134	$400	$364
____________________________
(1)Includes $1 and $4 of accrued interest for the three and nine months ended September 30, 2024, respectively.
(2)As a result of the partial redemption, the Company accelerated a loss of $6 from Accumulated other comprehensive income (loss) to Other income (loss), net for the nine months ended September 30, 2024 related to previously terminated interest rate swaps.
Subsequent to September 30, 2024 and through the date of filing, the Company partially redeemed an additional $83 of debt.
NOTE 17     OTHER LIABILITIES

	At September 30, 2024	At December 31, 2023
Other current liabilities:
Reclamation and remediation liabilities	$783	$619
Accrued operating costs (1)	428	473
Accrued capital expenditures	222	320
Payables to NGM (2)	110	91
Stamp duty on Newcrest transaction (3)	29	316
Other (4)	509	543
	$2,081	$2,362

Other non-current liabilities:
Income and mining taxes (5)	$121	$177
Other (6)	117	139
	$238	$316
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
(4)Primarily consists of accrued royalties, accrued interest on debt and the current portion of the silver streaming agreement liability.
(5)Primarily consists of unrecognized tax benefits, including penalties and interest.
(6)Primarily consists of operating lease liabilities.
NOTE 18     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Marketable Debt Securities	Ownership Interest in Equity Method Investment	Foreign Currency Translation Adjustments	Pension and Other Post-retirement Benefit Adjustments	Unrealized Gain (Loss) on Hedge Instruments	Total
Balance at December 31, 2023	$(1)	$—	$121	$(36)	$(70)	$14
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(1)	(10)	6	—	—	(5)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	1	—	—	—	11	12
Other comprehensive income (loss)	—	(10)	6	—	11	7
Balance at September 30, 2024	$(1)	$(10)	$127	$(36)	$(59)	$21
NOTE 19     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Nine Months Ended September 30,
	2024 (1)	2023
Decrease (increase) in operating assets:
Trade and other receivables	$(307)	$291
Inventories, stockpiles and ore on leach pads	(580)	(263)
Other assets	63	45
Increase (decrease) in operating liabilities:
Accounts payable	(54)	11
Reclamation and remediation liabilities	(273)	(191)
Accrued tax liabilities	82	(152)
Other accrued liabilities (2)	(69)	(83)
Net change in operating assets and liabilities	$(1,138)	$(342)
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
(2)For the nine months ended September 30, 2024, includes payment of $291 made in the first quarter for stamp duty tax largely accrued in the fourth quarter of 2023 in connection with the Newcrest transaction.
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
In July 2024, CC&V received a notice from the Colorado Division of Reclamation Mining and Safety ("DRMS") citing it has reason to believe a violation exists with respect to reporting of monitoring data for mine impacted water at the mine’s East Cresson Overburden Storage Area ("ECOSA"). This matter is being referred to a hearing with the Mining Land Reclamation Board ("MLRB"), which is expected to take place in the fourth quarter of 2024. The Company is working with the regulator and the parties have been working collaboratively on the matter since 2018. The outcome of the MLRB hearing and/or what may ultimately be agreed with the DRMS in a settlement agreement cannot be predicted at this time, but may result in fees, penalties or other permitting adjustments.

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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA approved the WTP design in 2021. Construction of the effluent pipeline began in 2021, and construction of the new WTP began in 2022. The WTP is projected to be completed in 2024. Forest fires and droughts in the Pacific Northwest delayed the completion of the effluent pipeline until early 2025.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $175, assumed 100% by Newmont, at September 30, 2024.
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
Cadia Holdings Pty Ltd. - 100% Newmont Owned
Cadia mine site. Cadia Holdings Pty Ltd. (“Cadia Holdings”) is a wholly owned subsidiary of Newcrest, which was acquired by Newmont in November 2023. The mine site is subject to regulations by the New South Wales Environment Protection Authority (the “NSW EPA”). During the quarter ended June 2023, the NSW EPA issued variations to its Environment Protection License (“EPL”), a Prevention Notice and Notices to Provide Information regarding the management of, and investigation into potential breaches relating to, dust emissions and other air pollutants from Cadia Holdings’ tailings storage facilities and ventilation rises. The license variations largely formalized the actions Cadia Holdings had developed in consultation with the NSW EPA and was already undertaking across a range of measures. Cadia Holdings received a letter from the NSW EPA in June 2023 requiring it to immediately comply with specific statutory requirements and EPL conditions. Adjustments were implemented underground, including a reduction in mining rates, modifications to the ventilation circuit and the installation of additional dust sprays and spray curtains. Additional dust collection units were subsequently installed, enabling normal mining rates to be restored.
In August 2023, the NSW EPA commenced proceedings in the Land and Environment Court of NSW (the “NSW Land and Environment Court”) against Cadia Holdings, alleging that air emissions from Cadia on or about March 1, 2022 exceeded the standard of concentration for total solid particles permitted under applicable laws due to the use of surface exhaust fans at the mine. On September 29, 2023, Cadia Holdings entered a plea of guilty and the NSW Land and Environment Court listed the case for a sentencing hearing on June 21, 2024. On October 13, 2023, the NSW EPA commenced additional proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two additional contraventions of applicable air emissions requirements between November 3 and 5, 2021 and May 24 and 25, 2023 and two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. On November 24, 2023, Cadia Holdings entered a plea of guilty to the two additional charges relating to applicable air

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
emissions requirements and the sentencing hearing took place before the NSW Land and Environment Court on June 21, 2024. The matter has been adjourned pending the delivery of the judgment. On October 18, 2024, Cadia Holdings entered a plea of not guilty to the proceedings related to alleged air pollution from Cadia Holdings’ tailings storage facilities. The proceedings have been adjourned for further directions on February 21, 2025. The NSW EPA’s investigation regarding the management of air emissions from the mine is ongoing.
While no specific relief has been sought by the NSW EPA in its proceedings against Cadia Holdings before the NSW Land and Environmental Court, the court can impose penalties.
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
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The Australian Taxation Office (“ATO”) conducted a limited review of the Company’s prior year tax returns, and reviewed an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. As previously disclosed, in the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputed this conclusion. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an appeal with the Australian Federal Court to preserve its right to contest the ATO conclusions on this matter. A trial was held in the third quarter of 2024. The Company is vigorously defending its position that the transaction is not subject to Australian capital gains tax. The decision of the Court remains pending. The Company cannot reasonably predict the outcome.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2024 and December 31, 2023, there were $2,257 and $2,123, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
Refer to Note 25 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 for information on the Company's contingent payments.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. In June 2024, Newmont was named as the only miner in TIME’s top 100 green firms ranking. Since 2015, Newmont has been ranked as the mining and metal sector's top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
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
Divestment of Non-Core Assets
In February 2024, based on a comprehensive review of the Company’s portfolio of assets, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project. The non-core assets to be divested include CC&V, Musselwhite, Porcupine, Éléonore, Telfer, Akyem, and the Coffee development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale in the first quarter of 2024, based on progress made through our active sales program and management’s expectation that the sale is probable and will be completed within 12 months. While the Company remains committed to a plan to sell these assets for a fair price, there is a possibility that the assets held for sale may exceed one year due to events or circumstances beyond the Company's control. Upon meeting the requirements to be presented as held for sale, the six non-core assets and the development project were recorded at the lower of the carrying value or fair value, less costs to sell, and will be periodically valued until sale occurs. As a result, a loss of $115 and $846 was recognized within Loss on assets held for sale for the three and nine months ended September 30, 2024, respectively. For further information, refer to Note 5 to the Condensed Consolidated Financial Statements.
In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment to Greatland Gold plc. In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment to Zijin Mining Group Co., Ltd. (“Zijin”). The sales are expected to be completed in the fourth quarter of 2024. The Company is currently evaluating the impacts of the terms of the agreements on its consolidated financial statements. The Telfer and Akyem assets and liabilities remain designated as held for sale as of September 30, 2024.
Refer to Note 5 to the Condensed Consolidated Financial Statements for further information on the Company's assets and liabilities held for sale.
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
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023
Net income (loss) from continuing operations attributable to Newmont stockholders	$873	$157	$716
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$0.76	$0.20	$0.56

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,877	$649	$1,228
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.63	$0.82	$0.81
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and nine months ended September 30, 2024, compared to the same periods in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction.
Excluding the impact of sites acquired in the Newcrest transaction, the increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended September 30, 2024, compared to the same period in 2023, at sites held in the prior period was primarily due to an increase in Sales at Peñasquito as a result of the work stoppage due to a labor strike that began in June 2023 ("Peñasquito labor strike"), resulting in no sales at Peñasquito in the third quarter of 2023. Additionally, Net income (loss) from continuing operations attributable to Newmont stockholders increased due to higher average realized prices primarily for gold. This increase was partially offset by the Loss on assets held for sale of $115 and higher Costs applicable to sales.
Excluding the impact of sites acquired in the Newcrest transaction, the increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the nine months ended September 30, 2024, compared to the same period in 2023, at sites held in the prior period was primarily due to an increase in Sales resulting from the Peñasquito labor strike in 2023, higher average realized prices for all metals, partially offset by the Loss on assets held for sale of $846 and higher Costs applicable to sales.
Refer below for further information on the change in Costs applicable to sales and Depreciation and amortization.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 6 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$3,945	$2,400	$1,545	64%
Copper	329	90	239	266
Silver (1)	147	5	142	N.M.
Lead (1)	32	—	32	N.M.
Zinc (1)	152	(2)	154	N.M.
	$4,605	$2,493	$2,112	85%
____________________________
(1)Due to the Peñasquito labor strike, Peñasquito had no production during the third quarter of 2023. Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement. As such, the percent change is not meaningful ("N.M.").

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$10,909	$7,083	$3,826	54%
Copper	1,003	282	721	256
Silver	557	246	311	126
Lead	136	64	72	113
Zinc	425	180	245	136
	$13,030	$7,855	$5,175	66%

	Three Months Ended September 30, 2024
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$3,900	$297	$135	$35	$171
Provisional pricing mark-to-market	53	12	3	(2)	—
Silver streaming amortization	—	—	15	—	—
Gross after provisional pricing and streaming impact	3,953	309	153	33	171
Treatment and refining charges	(8)	20	(6)	(1)	(19)
Net	$3,945	$329	$147	$32	$152
Consolidated ounces/pounds sold (1)(2)	1,568	77	6	36	134
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$2,488	$3.90	$23.76	$0.93	$1.28
Provisional pricing mark-to-market	34	0.16	0.52	(0.04)	—
Silver streaming amortization	—	—	2.79	—	—
Gross after provisional pricing and streaming impact	2,522	4.06	27.07	0.89	1.28
Treatment and refining charges	(4)	0.25	(1.09)	(0.03)	(0.14)
Net	$2,518	$4.31	$25.98	$0.86	$1.14
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the three months ended September 30, 2024 the Company sold 35 thousand tonnes of copper, 17 thousand tonnes of lead, and 61 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Three Months Ended September 30, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$2,411	$93	$2	$—	$(3)
Provisional pricing mark-to-market	(5)	—	3	—	2
Silver streaming amortization	—	—	—	—	—
Gross after provisional pricing and streaming impact	2,406	93	5	—	(1)
Treatment and refining charges	(6)	(3)	—	—	(1)
Net	$2,400	$90	$5	$—	$(2)
Consolidated ounces/pounds sold (1)(2)	1,250	25	—	—	(2)
Average realized price (per ounce/pound): (3)(4)
Gross before provisional pricing and streaming impact	$1,929	$3.83	N.M.	N.M.	N.M.
Provisional pricing mark-to-market	(4)	—	N.M.	N.M.	N.M.
Silver streaming amortization	—	—	N.M.	N.M.	N.M.
Gross after provisional pricing and streaming impact	1,925	3.83	N.M.	N.M.	N.M.
Treatment and refining charges	(5)	(0.15)	N.M.	N.M.	N.M.
Net	$1,920	$3.68	N.M.	N.M.	N.M.
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the three months ended September 30, 2023 the Company sold 11 thousand tonnes of copper, — thousand tonnes of lead, and (1) thousand tonnes of zinc.
(3)Due to the Peñasquito labor strike, Peñasquito had no production during the third quarter of 2023. Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement. As such, the average realized price per ounce/pound metrics are not meaningful ("N.M.").
(4)Per ounce/pound measures may not recalculate due to rounding.

	Nine Months Ended September 30, 2024
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,846	$999	$493	$137	$466
Provisional pricing mark-to-market	109	46	26	1	15
Silver streaming amortization	—	—	65	—	—
Gross after provisional pricing and streaming impact	10,955	1,045	584	138	481
Treatment and refining charges	(46)	(42)	(27)	(2)	(56)
Net	$10,909	$1,003	$557	$136	$425
Consolidated ounces/pounds sold (1)(2)	4,710	241	24	144	382
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$2,303	$4.16	$21.01	$0.95	$1.22
Provisional pricing mark-to-market	23	0.19	1.09	0.01	0.04
Silver streaming amortization	—	—	2.79	—	—
Gross after provisional pricing and streaming impact	2,326	4.35	24.89	0.96	1.26
Treatment and refining charges	(10)	(0.18)	(1.17)	(0.02)	(0.15)
Net	$2,316	$4.17	$23.72	$0.94	$1.11
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the nine months ended September 30, 2024 the Company sold 110 thousand tonnes of copper, 66 thousand tonnes of lead, and 174 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Nine Months Ended September 30, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$7,098	$293	$227	$69	$240
Provisional pricing mark-to-market	11	—	7	(2)	(16)
Silver streaming amortization	—	—	31	—	—
Gross after provisional pricing and streaming impact	7,109	293	265	67	224
Treatment and refining charges	(26)	(11)	(19)	(3)	(44)
Net	$7,083	$282	$246	$64	$180
Consolidated ounces/pounds sold (1)(2)	3,669	76	12	72	187
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$1,934	$3.86	$18.65	$0.96	$1.28
Provisional pricing mark-to-market	3	—	0.54	(0.03)	(0.08)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,937	3.86	21.75	0.93	1.20
Treatment and refining charges	(7)	(0.15)	(1.57)	(0.03)	(0.23)
Net	$1,930	$3.71	$20.18	$0.90	$0.97
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the nine months ended September 30, 2023 the Company sold 34 thousand tonnes of copper, 33 thousand tonnes of lead, and 85 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated Sales is due to:

	Three Months Ended September 30,
	2024 vs. 2023
	Gold	Copper	Silver (1)	Lead (1)	Zinc (1)
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$610	$198	$148	$33	$172
Increase (decrease) in average realized price	937	18	—	—	—
Decrease (increase) in treatment and refining charges	(2)	23	(6)	(1)	(18)
	$1,545	$239	$142	$32	$154
____________________________
(1)Due to the Peñasquito labor strike in 2023, no production occurred in the third quarter of 2023. As a result, the change in consolidated Sales for silver, lead, and zinc for the three months ended September 30, 2024, compared to the same period in 2023, are primarily attributable to the change in consolidated ounces/pounds sold.

	Nine Months Ended September 30,
	2024 vs. 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$2,016	$635	$245	$67	$236
Increase (decrease) in average realized price	1,830	117	74	4	21
Decrease (increase) in treatment and refining charges	(20)	(31)	(8)	1	(12)
	$3,826	$721	$311	$72	$245
Sales increased during the three months ended September 30, 2024, compared to the same period in 2023, by $2,112 primarily due to a net increase in gold and copper sales of $1,545 and $239, respectively. Of the gold and copper sales increases, $904 and $256 were attributable to sites acquired in the Newcrest transaction, respectively.
Sales increased during the nine months ended September 30, 2024, compared to the same period in 2023, by $5,175 primarily due to a net increase in gold and copper sales of $3,826 and $721, respectively. Of the gold and copper sales increases, $2,525 and $767 were attributable to sites acquired in the Newcrest transaction, respectively.
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$1,892	$1,273	$619	49%
Copper	199	50	149	298
Silver (1)	75	23	52	N.M.
Lead (1)	26	7	19	N.M.
Zinc (1)	118	18	100	N.M.
	$2,310	$1,371	$939	68%
____________________________
(1)Due to the Peñasquito labor strike, Peñasquito had no production during the third quarter of 2023. Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement. As such, the percent change is not meaningful ("N.M.").

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$5,359	$3,789	$1,570	41%
Copper	521	151	370	245
Silver	282	200	82	41
Lead	88	62	26	42
Zinc	322	194	128	66
	$6,572	$4,396	$2,176	49%
The increase in Costs applicable to sales for the three and nine months ended September 30, 2024, compared to the same periods in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $599 and $1,613, respectively, to Costs applicable to sales.
The increase in Costs applicable to sales for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was further impacted by the Peñasquito labor strike in 2023, a drawdown of inventory and higher royalties at Ahafo and Akyem and higher contracted services and labor costs at Ahafo, partially offset by a decrease in Costs applicable to sales at Boddington due to lower production.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, see Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 of the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$473	$422	$51	12%
Copper	62	8	54	675
Silver (1)	32	19	13	N.M.
Lead (1)	10	6	4	N.M.
Zinc (1)	43	16	27	N.M.
Other	11	9	2	22
	$631	$480	$151	31%
____________________________
(1)Due to the Peñasquito labor strike, Peñasquito had no production during the third quarter of 2023. Sales activity recognized in the third quarter of 2023 is related to adjustments on provisionally priced concentrate sales subject to final settlement. As such, the percent change is not meaningful ("N.M.").

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
Gold	$1,423	$1,202	$221	18%
Copper	162	26	136	523
Silver	117	78	39	50
Lead	36	25	11	44
Zinc	114	70	44	63
Other	35	26	9	35
	$1,887	$1,427	$460	32%
The increase in Depreciation and amortization for the three and nine months ended September 30, 2024, compared to the same periods in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $198 and $506, respectively, to Depreciation and amortization.
The increase in Depreciation and amortization for the three and nine months ended September 30, 2024, compared to the same periods in 2023, is further impacted by higher depreciation rates as a result of (i) higher ounces mined at Peñasquito in the current year due to the Peñasquito labor strike in 2023 and (ii) higher ounces mined and asset additions at Ahafo. These increases were partially offset by a decrease in Depreciation and amortization related to the cessation of depreciation beginning in March 2024 for sites classified as held for sale. For the nine months ended September 30, 2024, the increase in Depreciation and amortization was further offset by a decrease at Cerro Negro as a result of suspending mining at the site due to the tragic fatalities during the second quarter. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of held for sale.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, see Results of Consolidated Operations below.
Advanced projects, research and development expense was $47 and $53 during the three months ended September 30, 2024 and 2023, respectively, and $149 and $132 during the nine months ended September 30, 2024 and 2023, respectively. The increase during the three and nine months ended September 30, 2024, compared to the same periods in 2023, is primarily due to Full Potential spend at the sites acquired through the Newcrest transaction.
General and administrative expense was $113 and $70 during the three months ended September 30, 2024, and 2023, respectively, and $314 and $215 during the nine months ended September 30, 2024 and 2023, respectively. The increase during the three and nine months ended September 30, 2024, compared to the same periods in 2023, is primarily due to higher salaries and benefits and non-integration related consulting and other charges resulting from the Newcrest transaction.
Interest expense, net was $86 and $48 during the three months ended September 30, 2024 and 2023, respectively, and $282 and $162 during the nine months ended September 30, 2024 and 2023, respectively. Interest expense, net increased during the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily as a result of the increase to Debt largely due to the $2,000 unsecured senior notes issued in March 2024 and the senior notes acquired through the Newcrest transaction.
Income and mining tax expense (benefit) was $244 and $73 during the three months ended September 30, 2024 and 2023, respectively, and $695 and $449 during the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 10 of the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	September 30, 2024					September 30, 2023
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$184	22%		$41		$149	22%		$33
CC&V	32	22		7		17	12		2
Corporate & Other	(265)	43		(115)		(175)	28		(49)
Total US	(49)	137		(67)		(9)	156		(14)
Australia	453	30		135		337	35		117
Ghana	277	41		113		96	36		35
Suriname	(4)	25		(1)		7	14		1
Peru	64	94		60		8	38		3
Canada	213	24		51		(70)	23		(16)
Mexico	37	(62)		(23)		(123)	47		(58)
Argentina	(1)	—		—		(22)	—		—
Papua New Guinea	63	29		18		—	—		—
Other Foreign	6	50		3		8	13		1
Rate adjustments	—	N/A		(45)	(2)	—	N/A		4	(2)
Consolidated	$1,059	23%	(3)	$244		$232	31%	(3)	$73
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

	Nine Months Ended
	September 30, 2024					September 30, 2023
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$477	16%		$75		$372	17%		$65
CC&V	(38)	21		(8)		63	16		10
Corporate & Other	(376)	19		(72)		(321)	25		(79)
Total US	63	(8)		(5)		114	(4)		(4)
Australia	1,227	34		418		904	35		319
Ghana	676	36		246		303	34		104
Suriname	26	8		2		31	23		7
Peru	122	57		69		(7)	(71)		5
Canada	(163)	45		(74)		(39)	15		(6)
Mexico	244	(7)		(17)		(164)	(16)		27
Argentina	(31)	—		—		(89)	—		—
Papua New Guinea	345	31		106		—	—		—
Other Foreign	14	21		3		18	17		3
Rate adjustments	—	N/A		(53)	(2)	—	N/A		(6)	(2)
Consolidated	$2,523	28%	(3)	$695		$1,071	42%	(3)	$449
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

Net income (loss) from discontinued operations was $49 and $1 during the three months ended September 30, 2024 and 2023, respectively, and $68 and $15 during the nine months ended September 30, 2024 and 2023, respectively. The increase during the three and nine months ended September 30, 2024, compared to the same periods in 2023, is primarily due to the sale of the Batu and Elang contingent consideration assets, including the income tax benefit associated with a release of a valuation allowance on the capital loss carryforward in the U.S. Refer to Note 12 to our Condensed Consolidated Financial Statements for additional information.
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
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2024 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Brucejack (3)	89	—	$970	$—	$689	$—	$1,197	$—
Red Chris (3)	9	—	$2,228	$—	$723	$—	$2,633	$—
Peñasquito (9)	63	—	$985	N.M.	$396	N.M.	$1,224	N.M.
Merian	58	83	$1,795	$1,261	$374	$279	$2,153	$1,652
Cerro Negro	60	71	$1,535	$1,216	$532	$529	$1,878	$1,438
Yanacocha	93	87	$1,072	$1,057	$255	$314	$1,285	$1,187
Boddington	137	181	$1,098	$848	$203	$147	$1,398	$1,123
Tanami	102	123	$979	$655	$299	$243	$1,334	$890
Cadia (3)	115	—	$723	$—	$271	$—	$1,078	$—
Lihir (3)	129	—	$1,619	$—	$292	$—	$1,883	$—
Ahafo	213	133	$867	$969	$249	$338	$1,043	$1,208
NGM	242	300	$1,311	$992	$420	$372	$1,675	$1,307
Held for sale (4)
CC&V	38	45	$1,416	$1,253	$85	$126	$1,712	$1,819
Musselwhite	52	48	$993	$1,045	$—	$441	$1,574	$1,715
Porcupine	67	64	$1,114	$1,189	$31	$473	$1,451	$1,644
Éléonore	54	50	$1,344	$1,338	$—	$478	$1,924	$2,107
Telfer (3)(5)	6	—	N.M.	$—	N.M.	$—	N.M.	$—
Akyem (6)	47	75	$2,051	$1,032	$214	$438	$2,230	$1,332
Total/Weighted-Average (7)	1,574	1,260	$1,207	$1,019	$308	$344	$1,611	$1,426
Merian (25%)	(15)	(21)
Attributable to Newmont	1,559	1,239

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (3)(8)	32	—	$2,231	$—	$724	$—	$2,714	$—
Peñasquito (9)	229	—	$990	N.M.	$382	N.M.	$1,286	N.M.
Boddington (10)	48	58	$1,017	$816	$197	$144	$1,168	$1,108
Cadia (3)(11)	120	—	$685	$—	$272	$—	$880	$—
Held for sale (4)
Telfer (3)(5)(12)	1	—	N.M.	$—	N.M.	$—	N.M.	$—
Total/Weighted-Average (7)	430	58	$1,015	$1,636	$358	$835	$1,338	$2,422

Copper	(tonnes in thousands)
Red Chris (3)(8)	6	—
Boddington (10)	9	10
Cadia (3)(11)	21	—
Held for sale (4)
Telfer (3)(5)(12)	1	—
Total/Weighted-Average	37	10

Lead	(tonnes in thousands)
Peñasquito (9)	19	—

Zinc	(tonnes in thousands)
Peñasquito (9)	58	—

Attributable gold from equity method investments (13)	(ounces in thousands)
Pueblo Viejo (40%)	66	52
Fruta del Norte (3)(14)	43	—
Attributable to Newmont	109	52
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
(4)Sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization at these sites in March 2024. Refer to Note 5 to the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(5)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter, but as a result of the temporary suspension of production, per ounce metrics are not meaningful ("N.M."). In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
(6)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
(7)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(8)For the three months ended September 30, 2024, Red Chris produced 13 million pounds of copper.
(9)For the three months ended September 30, 2024, Peñasquito produced 7 million ounces of silver, 43 million pounds of lead and 127 million pounds of zinc. For the three months ended September 30, 2023, Peñasquito had no production due to the Peñasquito labor strike. As such, the per ounce metrics are not meaningful ("N.M.") for the quarter.
(10)For the three months ended September 30, 2024 and 2023, Boddington produced 19 million and 23 million pounds of copper, respectively.
(11)For the three months ended September 30, 2024, Cadia produced 48 million pounds of copper.
(12)For the three months ended September 30, 2024, Telfer produced 1 million pounds of copper.
(13)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(14)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 31.9% interest as at September 30, 2024, and is accounted for as an equity method investment on a quarter lag.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Nine Months Ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Brucejack (3)	186	—	$1,302	$—	$777	$—	$1,642	$—
Red Chris (3)	24	—	$1,411	$—	$436	$—	$1,882	$—
Peñasquito (10)	172	123	$888	$1,196	$363	$458	$1,112	$1,569
Merian	195	219	$1,504	$1,231	$315	$258	$1,926	$1,580
Cerro Negro (4)	160	186	$1,393	$1,317	$519	$564	$1,725	$1,556
Yanacocha	262	208	$1,015	$1,102	$289	$318	$1,207	$1,290
Boddington	426	589	$1,043	$821	$191	$141	$1,289	$1,039
Tanami	291	312	$968	$783	$303	$257	$1,256	$1,066
Cadia (3)	354	—	$664	$—	$261	$—	$1,044	$—
Lihir (3)	451	—	$1,179	$—	$252	$—	$1,416	$—
Ahafo	587	398	$900	$957	$275	$319	$1,057	$1,269
NGM	759	848	$1,234	$1,049	$410	$381	$1,645	$1,364
Held for sale (5)
CC&V	101	134	$1,391	$1,165	$99	$142	$1,715	$1,603
Musselwhite	155	130	$1,050	$1,230	$119	$439	$1,570	$1,869
Porcupine	219	190	$1,076	$1,160	$158	$447	$1,422	$1,545
Éléonore	171	164	$1,398	$1,280	$125	$441	$1,914	$1,855
Telfer (3)(6)	51	—	$2,996	$—	$212	$—	$3,823	$—
Akyem (7)	163	195	$1,491	$958	$300	$433	$1,716	$1,260
Total/Weighted-Average (8)	4,727	3,696	$1,138	$1,033	$310	$335	$1,537	$1,425
Merian (25%)	(49)	(55)
Attributable to Newmont	4,678	3,641

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (3)(9)	95	—	$1,372	$—	$421	$—	$1,885	$—
Peñasquito (10)	785	413	$905	$1,183	$348	$449	$1,175	$1,648
Boddington (11)	152	189	$994	$797	$189	$140	$1,166	$1,033
Cadia (3)(12)	355	—	$609	$—	$260	$—	$977	$—
Held for sale (5)
Telfer (3)(6)(13)	9	—	$2,795	$—	$226	$—	$3,811	$—
Total/Weighted-Average (8)	1,396	602	$887	$1,056	$314	$347	$1,225	$1,511

Copper	(tonnes in thousands)
Red Chris (3)(9)	17	—
Boddington (11)	28	34
Cadia (3)(12)	64	—
Held for sale (5)
Telfer (3)(6)(13)	2	—
Total/Weighted-Average	111	34

Lead	(tonnes in thousands)
Peñasquito (10)	67	39

Zinc	(tonnes in thousands)
Peñasquito (10)	181	82

Attributable gold from equity method investments (14)	(ounces in thousands)
Pueblo Viejo (40%)	173	163
Fruta del Norte (3)(15)	99	—
Attributable to Newmont	272	163
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.

(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)Sites acquired through the Newcrest transaction during the fourth quarter of 2023, and as such, the comparative results of operations information is not meaningful. Additionally, the Company suspended mining operations at Brucejack to conduct a full investigation into the tragic fatality that occurred on December 20, 2023. The site ramped up to full operations by the end of January 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Newcrest transaction.
(4)In the second quarter of 2024, the Company suspended operations at Cerro Negro to conduct a full investigation into the tragic fatalities of two members of the Newmont workforce on April 9, 2024. The site ramped up to full operations in June 2024.
(5)Sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization at these sites in March 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(6)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter. In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
(7)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
(8)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(9)For the nine months ended September 30, 2024, Red Chris produced 38 million pounds of copper.
(10)For the nine months ended September 30, 2024, Peñasquito produced 24 million ounces of silver, 148 million pounds of lead and 398 million pounds of zinc. For the nine months ended September 30, 2023, Peñasquito produced 14 million ounces of silver, 86 million pounds of lead and 180 million pounds of zinc. Production and cost metrics in 2023 were impacted by operations being shut down for the entirety of the third quarter of 2023 due to the Peñasquito labor strike.
(11)For the nine months ended September 30, 2024 and 2023, Boddington produced 61 million and 75 million pounds of copper, respectively.
(12)For the nine months ended September 30, 2024, Cadia produced 142 million pounds of copper.
(13)For the nine months ended September 30, 2024, Telfer produced 4 million pounds of copper.
(14)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(15)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 31.9% interest as at September 30, 2024, and is accounted for as an equity method investment on a quarter lag.
Three Months Ended September 30, 2024 compared to 2023
Peñasquito, Mexico. Production and cost metrics were impacted by the operation being shut down for the entirety of the third quarter of 2023 due to the Peñasquito labor strike. As such, comparative results of operations information is not meaningful.
Merian, Suriname. Gold production decreased 30% primarily due to lower ore grade milled as a result of changes in mine sequencing and lower mill throughput. Costs applicable to sales per gold ounce increased 42% primarily due to lower gold ounces sold, a drawdown of in-circuit inventory in the current year compared to a buildup in the prior year, and higher labor costs. Depreciation and amortization per gold ounce increased 34% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 30% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 15% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 26% primarily due to higher material cost, higher labor cost, and lower gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 31% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Yanacocha, Peru. Gold production increased 7% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 19% primarily due to a higher buildup of inventory in the current year and higher gold ounces sold. All-in sustaining costs per gold ounce increased 8% primarily due to higher Costs applicable to sales per gold ounce.
Boddington, Australia. Gold production decreased 24% primarily due to lower ore grade milled and lower mill throughput. Gold equivalent ounces – other metals production decreased 17% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 29% primarily due to lower gold ounces sold, higher equipment maintenance costs, and an unfavorable Australian dollar foreign currency exchange rate. Costs applicable to sales per gold equivalent ounce – other metals sold increased 25% primarily due to lower gold equivalent ounces - other metals sold, higher equipment maintenance costs, and an unfavorable Australian dollar foreign currency exchange rate. Depreciation and amortization per gold ounce increased 38% primarily due to lower gold ounces sold and higher depreciation rates due to changes in mine life. Depreciation and amortization per gold equivalent ounce – other metals increased 37% primarily due to lower gold equivalent ounces - other metals sold and higher depreciation rates due to changes in mine life. All-in sustaining costs per gold ounce increased 24% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 5% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals partially offset by lower sustaining capital spend.

Tanami, Australia. Gold production decreased 17% primarily due to lower mill throughput. Costs applicable to sales per gold ounce increased 49% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 23% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 50% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Ahafo, Ghana. Gold production increased 60% primarily due to higher mill throughput and higher ore grade milled. Costs applicable to sales per gold ounce decreased 11% primarily due to higher gold ounces sold, partially offset by higher third-party royalties and higher contracted services and labor costs. Depreciation and amortization per gold ounce decreased 26% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 14% primarily due to lower Costs applicable to sales per gold ounce and lower sustaining capital spend.
NGM, U.S. Attributable gold production decreased 19% primarily due to lower mill throughput at all NGM sites, lower ore grade milled at Carlin and Cortez and lower leach pad production at Cortez and Carlin, partially offset by higher ore grade milled at Turquoise Ridge. Costs applicable to sales per gold ounce increased 32% primarily due to lower gold ounces sold at Carlin and Cortez, inventory write-downs at Cortez and higher contracted services and maintenance costs at Carlin, Cortez and Turquoise Ridge. Depreciation and amortization per gold ounce increased 13% primarily due to lower gold ounces sold at Carlin and Cortez. All-in sustaining costs per gold ounce increased 28% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend at Cortez.
CC&V, U.S. Gold production decreased 16% primarily due to lower leach pad production as a result of lower ore tonnes mined. Costs applicable to sales per gold ounce increased 13% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 33% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 6% primarily due to lower sustaining capital spend, partially offset by higher Costs applicable to sales per gold ounce.
Musselwhite, Canada. Gold production increased 8% primarily due to higher ore grade milled and higher mill throughput, partially offset by a buildup of in-circuit inventory in the current year compared to a drawdown in the prior year. Costs applicable to sales per gold ounce decreased 5% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 100% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 8% primarily due to lower sustaining capital spend and lower Costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production increased 5% primarily due to a drawdown of in-circuit inventory in the current year compared to a buildup in the prior year and higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 6% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 93% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 12% primarily due to lower Costs applicable to sales per gold ounce.
Éléonore, Canada. Gold production increased 8% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 100% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 9% primarily due to higher gold ounces sold and lower sustaining capital spend.
Akyem, Ghana. Gold production decreased 37% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 99% primarily due to lower gold ounces sold, higher third-party royalties and drawdown of stockpile inventory. Depreciation and amortization per gold ounce decreased 51% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 67% primarily due to higher Costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 27% primarily due to higher mill throughput, higher mill recovery and higher ore grade milled, partially offset by buildup of in-circuit inventory in the current year compared to a drawdown in the prior year. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Nine Months Ended September 30, 2024 compared to 2023
Peñasquito, Mexico. Gold production increased 40% and gold equivalent ounces - other metals production increased 90% primarily due to higher mill throughput in the current year due to the Peñasquito labor strike in 2023 and higher ore grade milled, partially offset by a higher buildup of in-circuit inventory and lower mill recovery. Costs applicable to sales per gold ounce decreased 26% primarily due to higher gold ounces sold as a result of the Peñasquito labor strike in 2023, partially offset by higher materials and contracted services costs. Costs applicable to sales per gold equivalent ounce – other metals decreased 23% primarily due to higher gold equivalent ounces - other metals sold as a result of the Peñasquito labor strike in 2023 and lower inventory write-downs in the current year, partially offset by a higher materials, contracted services and maintenance costs, higher workers participation costs, and higher selling costs. Depreciation and amortization per gold ounce decreased 21% and Depreciation and amortization per gold equivalent ounces – other metals decreased 22% primarily due to higher gold ounces sold and gold equivalent ounces - other metals sold respectively, as a result of the Peñasquito labor strike in 2023. All-in sustaining costs per gold ounce decreased 29% primarily due to lower Cost applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals decreased 29% primarily due to lower Cost applicable to sales per gold equivalent ounce - other metals, partially offset by higher treatment and refining costs, and higher sustaining capital spend.
Merian, Suriname. Gold production decreased 11% primarily due to lower ore grade milled, partially offset by a drawdown of in-circuit inventory in the current year compared to a buildup in the prior year and higher mill throughput. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold, a drawdown of in-circuit inventory, and higher labor costs. Depreciation and amortization per gold ounce increased 22% primarily due to lower gold ounces sold and a drawdown of in-circuit inventory. All-in sustaining costs per gold ounce increased 22% primarily due to higher Costs applicable to sales per gold ounce.
Cerro Negro, Argentina. Gold production decreased 14% primarily due to lower mill throughput as a result of temporarily suspending mining at the site due to the tragic fatalities during the second quarter of 2024, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 6% primarily due to lower gold ounces sold, higher labor, equipment maintenance and materials cost, and higher inventory write-downs in the current year, partially offset by lower export duties. Depreciation and amortization per gold ounce decreased 8% primarily due to lower depreciation rates as a result of lower gold ounces mined, partially offset by lower gold ounce mined. All-in sustaining costs per gold ounce increased 11% primarily due to higher sustaining capital spend and higher Cost applicable to sales per gold ounce.
Yanacocha, Peru. Gold production increased 26% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce decreased 8% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 9% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 6% primarily due to lower Costs applicable to sales per gold ounce.
Boddington, Australia. Gold production decreased 28% primarily due to lower ore grade milled and lower mill throughput. Gold equivalent ounces – other metals production decreased 20% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 27% primarily due to lower gold ounces sold and higher equipment maintenance cost. Costs applicable to sales per gold equivalent ounce – other metals sold increased 25% primarily due to lower gold equivalent ounces - other metals sold and higher equipment maintenance cost. Depreciation and amortization per gold ounce increased 35% primarily due to lower gold ounces sold and higher depreciation rates due to changes in mine life. Depreciation and amortization per gold equivalent ounce – other metals increased 35% primarily due to lower gold equivalent ounces - other metals sold and higher depreciation rates due to changes in mine life. All-in sustaining costs per gold ounce increased 24% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 13% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital spend.
Tanami, Australia. Gold production decreased 7% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 24% primarily due to lower gold ounces sold, higher underground maintenance costs, and higher contracted services costs. Depreciation and amortization per gold ounce increased 18% primarily due to lower gold ounces sold and asset additions. All-in sustaining costs increased 18% primarily due to higher Costs applicable to sales per gold ounce.
Ahafo, Ghana. Gold production increased 47% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce decreased 6% primarily due to higher gold ounces sold, partially offset by higher third-party royalties, a drawdown of stockpile inventory, and higher contracted services and labor costs. Depreciation and amortization per gold ounce decreased 14% primarily due to higher gold ounces sold, partially offset by higher depreciation rates as a result of higher gold ounces mined and asset additions. All-in sustaining costs per gold ounce decreased 17% primarily due to lower sustaining capital spend and lower Costs applicable to sales per gold ounce. In February 2023, there was a failure from one of the primary crusher conveyors that feed the mill stockpile. During the third quarter of 2023, the conveyor was rebuilt and fully commissioned. During 2023, we collected $11 in business interruption insurance proceeds as a result of the event. During 2024, we collected additional business interruption proceeds of $12. Additionally, in June 2023, damage was discovered in the SAG mill girth gear that required the plant to operate at less than full capacity. The Company replaced the damaged gear during the second quarter of 2024.
NGM, U.S. Attributable gold production decreased 10% primarily due to lower ore grade milled at Carlin and Cortez, lower leach pad production at Cortez, and lower mill throughput at Turquoise Ridge and Phoenix, partially offset by higher mill throughput at Carlin and Cortez and higher ore grade milled at Turquoise Ridge. Costs applicable to sales per gold ounce increased 18% primarily due to lower gold ounces sold at Cortez, Carlin and Turquoise Ridge, higher inventory write-downs at Cortez in the current year, and higher contracted services and maintenance costs at Cortez and Turquoise Ridge. Depreciation and amortization per gold ounce increased 8% primarily due to lower gold ounces sold at Cortez, Carlin and Turquoise Ridge. All-in sustaining costs per gold ounce increased 21% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend at Carlin, partially offset by lower sustaining capital spend at Cortez.
CC&V, U.S. Gold production decreased 25% primarily due to lower leach pad production as a result of lower ore tonnes mined. Costs applicable to sales per gold ounce increased 19% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 30% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale.

All-in sustaining costs per gold ounce increased 7% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Musselwhite, Canada. Gold production increased 19% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 15% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 73% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 16% primarily due to lower Costs applicable to sales per gold ounce.
Porcupine, Canada. Gold production increased 15% primarily due to higher ore grade milled and higher mill recovery. Costs applicable to sales per gold ounce decreased 7% primarily due to higher gold ounces sold and lower equipment and maintenance costs, partially offset by higher labor costs. Depreciation and amortization per gold ounce decreased 65% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 8% primarily due to lower Costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Éléonore, Canada. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 9% primarily due to higher contracted services, materials and labor costs. Depreciation and amortization per gold ounce decreased 72% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce were generally in line with the prior year.
Akyem, Ghana. Gold production decreased 16% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 56% primarily due to a drawdown of stockpile inventory, higher third-party royalties, and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 31% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 36% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 6% primarily due to higher mill throughput and higher ore grade milled, partially offset by buildup of in-circuit inventory compared to a drawdown in the prior year and lower mill recovery. Refer to Note 13 of the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. Approximately 55% and 59% of Costs applicable to sales were paid in currencies other than the USD during the three and nine months ended September 30, 2024, as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Australian dollar	24%	26%
Canadian dollar	12%	15%
Mexican peso	6%	6%
Papua New Guinean Kina	5%	5%
Surinamese dollar	3%	3%
Argentine peso	3%	3%
Peruvian sol	2%	1%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales at sites held prior to the Newcrest transaction by $116 and $129 per gold ounce during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to significant currency devaluation in Argentina that occurred starting in the fourth quarter of 2023. Excluding the impact of the Argentine peso devaluation, Costs applicable to sales at sites held prior to the Newcrest transaction increased by $3 and decreased by $2 per gold ounce during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, resulting from variations in the local currency exchange rates in relation to the USD at our other foreign mining operations.
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales per gold equivalent ounce at sites held prior to the Newcrest transaction by $38 and $1, primarily in Mexico, during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
At September 30, 2024, the Company held AUD- and CAD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures to be incurred between October 2024 and December 2025 at certain sites, respectively. The unrealized changes in fair value for the fixed forward contracts are recorded in

Accumulated other comprehensive income (loss) and will be reclassified to earnings through Costs applicable to sales beginning October 2024. Refer to Note 12 of the Condensed Consolidated Financial Statements for further information on our hedging instruments.
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
Our Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina has experienced significant inflation over the last three years and has a highly inflationary economy. Beginning in 2020, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or five business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to repay intercompany debt to the Company. In the third quarter, certain restrictions were lifted or modified, allowing companies to repay intercompany debt in certain circumstances. We continue to monitor the foreign currency exposure risk and the evolution of limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our financial statements.
Our Merian mine, located in the country of Suriname, is a USD functional currency entity. Suriname has experienced significant inflation over the last three years and has a highly inflationary economy. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. The Central Bank of Suriname adopted a controlled floating rate system, which resulted in a concurrent devaluation of the Surinamese dollar. The majority of Merian’s activity has historically been denominated in USD; as a result, historical devaluation of the Surinamese dollar resulted in an immaterial impact on our financial statements. Future appreciation or devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
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
As of September 30, 2024, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 of the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At September 30, 2024, the Company had $3,102 of cash and cash equivalents, of which $3,016 was included in Cash and cash equivalents and $86 was included in Assets held for sale related to certain non-core assets that were classified as held for sale in the first quarter of 2024. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At September 30, 2024, $1,653 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD-denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At

September 30, 2024, $1,504 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At September 30, 2024, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At September 30, 2024	At December 31, 2023
Cash and cash equivalents	$3,016	$3,002
Cash and cash equivalents included in assets held for sale (1)	86	—
Available borrowing capacity on revolving credit facilities (2)	4,000	3,077
Total liquidity	$7,102	$6,079
Net debt (3)	$5,997	$6,434
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. Refer to Note 5 of the Condensed Consolidated Financial Statements for additional information.
(2)In connection with the Newcrest transaction, the Company acquired bilateral bank facilities that were repaid in full in the first quarter of 2024. Additionally, the revolving credit facility was amended in February 2024 to increase the available borrowing capacity to $4,000. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information.
(3)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows
Net cash provided by (used in) operating activities from continuing operations was $3,807 during the nine months ended September 30, 2024, an increase in cash provided of $1,669 from the nine months ended September 30, 2023, primarily due to an increase in Sales resulting from the impact of sites acquired in the Newcrest transaction, the Peñasquito labor strike in 2023, higher sales volumes at Ahafo, and higher average realized gold prices. These inflows were partially offset by an increase in accounts receivable due to the timing of sales and shipments, and a payment of $291 made in the first quarter for stamp duty tax related to the Newcrest transaction.
Net cash provided by (used in) investing activities from continuing operations was $(2,154) during the nine months ended September 30, 2024, an increase in cash used of $1,401 from the nine months ended September 30, 2023, primarily due to lower net maturities of time deposits and higher capital expenditures in 2024.
Net cash provided by (used in) financing activities was $(1,746) during the nine months ended September 30, 2024, an increase in cash used of $681 from the nine months ended September 30, 2023, primarily due to repurchases of common stock and net repayments of debt transactions, partially offset by lower dividend payments in 2024. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional information on our Debt transactions.
Capital Resources
In October 2024, the Board declared a dividend of $0.25 per share. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.
In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion. The program will expire after 24 months (in February 2026). In October 2024, the Board of Directors authorized an additional $2 billion stock repurchase program to repurchase shares of outstanding common stock. The program will expire after 24 months (in October 2026). The programs will be executed at the Company’s discretion. The repurchase programs may be discontinued at any time, and the programs do not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled trades totaling $750 of common stock repurchases under the previously authorized program, of which $448 were repurchased through September 30, 2024.

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
Additionally, as part of our ESG initiatives, in November 2021, Newmont announced a strategic alliance with CAT and pledged a preliminary investment of $100 with the aim to develop and implement a comprehensive all-electric autonomous mining system to achieve zero emissions mining. Newmont has paid $56 as of September 30, 2024, and the remaining pledged amount is anticipated to be paid as certain milestones are reached through 2025. Payments are recognized in Advanced projects, research and development within our Condensed Consolidated Statements of Operations.
Other investments supporting our climate change initiatives are expected to include emissions reduction projects and renewable energy opportunities as we seek to achieve these climate targets. For risks related to climate-related capital expenditures, refer to Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.
For additional information on our capital expenditures, refer to Part II, Item 7, Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.
For the nine months ended September 30, 2024 and 2023, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2024			2023
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Brucejack (1)	$2	$50	$52	$—	$—	$—
Red Chris (1)	76	49	125	—	—	—
Peñasquito	—	90	90	—	81	81
Merian	—	64	64	—	61	61
Cerro Negro	90	45	135	82	36	118
Yanacocha	39	15	54	198	11	209
Boddington	—	91	91	—	128	128
Tanami	229	69	298	207	80	287
Cadia (1)	187	213	400	—	—	—
Lihir (1)	62	77	139	—	—	—
Ahafo	201	72	273	134	106	240
NGM	69	278	347	109	230	339
Corporate and Other	—	15	15	1	36	37
Held for sale (2)
CC&V	—	20	20	—	44	44
Musselwhite	—	74	74	—	74	74
Porcupine	97	62	159	53	42	95
Éléonore	—	77	77	—	74	74
Telfer (1)(3)	12	27	39	—	—	—
Akyem (4)	1	19	20	3	28	31
Accrual basis	$1,065	$1,407	$2,472	$787	$1,031	$1,818
Decrease (increase) in non-cash adjustments			55			(72)
Cash basis			$2,527			$1,746
____________________________
(1)Sites acquired through the Newcrest transaction during the fourth quarter of 2023. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.

(2)Sites are classified as held for sale as of September 30, 2024. Refer to Note 5 to the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(3)In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
(4)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
For the nine months ended September 30, 2024, development projects primarily included Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Cadia Block Caves, Phase 14A Wall construction at Lihir, Ahafo North, and the Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our Tanami Expansion, Ahafo North project, and Cadia Block Caves projects since approval were $944, $551, and $208, respectively, of which $192, $176, and $172 related to the nine months ended September 30, 2024, respectively.
For the nine months ended September 30, 2023, development projects primarily included Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Ahafo North, and the TS Solar Plant and Goldrush Complex at NGM.
Sustaining capital includes capital expenditures such as tailings facility construction, underground and surface mine development, capitalized component purchases, mining equipment, reserves drilling conversion, infrastructure improvements, water storage, and support facilities, and water treatment plant construction.
Refer to Note 4 to the Condensed Consolidated Financial Statements and Non-GAAP Financial Measures, "All-In Sustaining Costs", below, for further information.
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
In the first quarter 2024, we issued $2,000 of unsecured Senior Notes comprised of $1,000 due March 30, 2026 (“2026 Senior Notes”) and $1,000 due March 30, 2034 ("2034 Senior Notes"). Net proceeds from the 2026 and 2034 Senior Notes were $1,980, which were used to fully repay the drawdown on the revolving credit facility. Interest will be paid semi-annually at a rate of 5.30% and 5.35% per annum for the 2026 and the 2034 Senior Notes, respectively.
In the second and third quarter of 2024, the Company redeemed an aggregate amount of $250 and $150 of certain Senior Notes, respectively. As a result of these redemptions, the Company recognized gain on extinguishment of $15 and $35 for the three and nine months ended September 30, 2024, respectively, recognized in Other income (loss), net. For the nine months ended September 30, 2024, the gain on extinguishment was partially offset by the acceleration of $6 loss from Accumulated Other Comprehensive Income related to the previously terminated interest rate cash flow hedges.
Debt Covenants. There were no material changes to our debt covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024, for information regarding our debt covenants. At September 30, 2024, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Refer to Note 16 to the Condensed Consolidated Financial Statements for further information.
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
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, including funds at subsidiaries classified as assets held for sale, by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $184 and $178 at September 30, 2024 and December 31, 2023, respectively. All noncontrolling interests relate to non-guarantor subsidiaries. For further information on our noncontrolling interests, refer to Note 1 of the Condensed Consolidated Financial Statements.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at September 30, 2024 and December 31, 2023.

	At September 30, 2024		At December 31, 2023
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$18,102	$10,953	$14,776	$8,713
Non-current intercompany assets	$567	$504	$500	$483
Current intercompany liabilities	$17,823	$1,523	$13,716	$1,652
Current external debt	$—	$—	$1,923	$—
Non-current intercompany liabilities	$326	$—	$386	$—
Non-current external debt	$8,544	$—	$6,944	$—
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
At September 30, 2024, Newmont USA had approximately $8,544 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at September 30, 2024, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At September 30, 2024, (i) Newmont’s total consolidated indebtedness was approximately $9,099, none of which was secured (other than $549 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $9,128 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 16 to the Condensed Consolidated Financial Statements.
Contractual Obligations
As of September 30, 2024, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2023. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024, for information regarding our contractual obligations.

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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings Environmental and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.
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
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Refer to Non-GAAP Financial Measures within Part II, Item 7 within our Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 for further information on the non-GAAP financial measures presented below, including why management believes that its presentation of non-GAAP financial measures provides useful information to investors.
Earnings before interest, taxes, depreciation and amortization and Adjusted earnings before interest, taxes, depreciation and amortization
Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Newmont stockholders	$922	$158	$1,945	$664
Net income (loss) attributable to noncontrolling interests	2	5	15	17
Net (income) loss from discontinued operations	(49)	(1)	(68)	(15)
Equity loss (income) of affiliates	(60)	(3)	(64)	(44)
Income and mining tax expense (benefit)	244	73	695	449
Depreciation and amortization	631	480	1,887	1,427
Interest expense, net of capitalized interest	86	48	282	162
EBITDA	$1,776	$760	$4,692	$2,660
Adjustments:
Loss on assets held for sale (1)	$115	$—	$846	$—
Newcrest transaction and integration costs (2)	17	16	62	37
Reclamation and remediation charges (3)	33	104	39	102
Impairment charges (4)	18	2	39	10
Change in fair value of investments (5)	(17)	41	(39)	42
(Gain) loss on asset and investment sales, net (6)	28	2	(36)	(34)
Settlement costs (7)	7	2	33	2
Gain on debt extinguishment, net (8)	(15)	—	(29)	—
Restructuring and severance (9)	5	7	20	19
Other (10)	—	(1)	—	(5)
Adjusted EBITDA	$1,967	$933	$5,627	$2,833
____________________________
(1)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recorded for the six non-core assets and the development project that met the requirements to be presented as held for sale in 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further information.
(2)Newcrest transaction and integration costs, included in Other expense, net, represents costs incurred related to Newmont's acquisition of Newcrest completed in 2023 as well as subsequent integration costs. Refer to Note 3 of the Condensed Consolidated Financial Statements for further information.

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
(6)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, in 2024 primarily represents the gain recognized on the sale of the Streaming Credit Facility Agreement ("SCFA") in the second quarter and the purchase and sale of foreign currency bonds during the nine months ended September 30, 2024, partially offset by the loss on the abandonment of the near-pit sizing and conveying system at Peñasquito in the third quarter. For 2023, primarily comprised of the net gain recognized on the exchange of the previously held Maverix investment for Triple Flag and the subsequent sale of the Triple Flag investment. Refer to Note 9 of the Condensed Consolidated Financial Statements for further information on our asset and investment sales and Note 12 of the Condensed Consolidated Financial Statements for further information on the sale of the SCFA.
(7)Settlement costs, included in Other expense, net, are primarily comprised of wind-down and demobilization costs related to the French Guiana project in 2024 and litigation expenses in 2023.
(8)Gain on debt extinguishment, net, included in Other income (loss), net, primarily represents the net gain on the partial redemption of certain Senior Notes in 2024. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information.
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
Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$922	$0.80	$0.80	$1,945	$1.69	$1.69
Net loss (income) attributable to Newmont stockholders from discontinued operations	(49)	(0.04)	(0.04)	(68)	(0.06)	(0.06)
Net income (loss) attributable to Newmont stockholders from continuing operations	873	0.76	0.76	1,877	1.63	1.63
Loss on assets held for sale (2)	115	0.10	0.10	846	0.73	0.73
Newcrest transaction and integration costs (3)	17	0.01	0.01	62	0.06	0.06
Reclamation and remediation charges (4)	33	0.03	0.03	39	0.03	0.03
Impairment charges (5)	18	0.02	0.02	39	0.03	0.03
Change in fair value of investments (6)	(17)	(0.01)	(0.01)	(39)	(0.04)	(0.04)
(Gain) loss on asset and investment sales, net (7)	28	0.03	0.03	(36)	(0.04)	(0.04)
Settlement costs (8)	7	—	—	33	0.03	0.03
Gain on debt extinguishment, net (9)	(15)	(0.01)	(0.01)	(29)	(0.03)	(0.03)
Restructuring and severance (10)	5	—	—	20	0.02	0.02
Tax effect of adjustments (11)	(62)	(0.06)	(0.06)	(296)	(0.25)	(0.25)
Valuation allowance and other tax adjustments (12)	(66)	(0.05)	(0.06)	(116)	(0.08)	(0.09)
Adjusted net income (loss)	$936	$0.82	$0.81	$2,400	$2.09	$2.08

Weighted average common shares (millions): (13)		1,147	1,149		1,151	1,152
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
(7)(Gain) loss on asset and investment sales, net, included in Other income (loss), net, primarily represents the gain recognized on the sale of the SCFA in the second quarter and the purchase and sale of foreign currency bonds during the nine months ended September 30, 2024, partially offset by the loss on the abandonment of the near-pit sizing and conveying system at Peñasquito in the third quarter. Refer to Notes 9 and 12 of the Condensed Consolidated Financial Statements for further information.
(8)Settlement costs, included in Other expense, net, are primarily comprised of wind down and demobilization costs related to the French Guiana project.
(9)Gain on debt extinguishment, net, included in Other income (loss), net, primarily represents the net gain on the partial redemption of certain Senior Notes. Refer to Note 16 of the Condensed Consolidated Financial Statements for further information.
(10)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and nine months ended September 30, 2024 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(36) and $(81), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $25 and $(33), net reductions to the reserve for uncertain tax positions of $(6) and $(58), recording of a deferred tax liability for the outside basis difference at Akyem of $(36) and $44 due to the status change to held-for-sale, and other tax adjustments of $(13) and $12. For further information on reductions to the reserve for uncertain tax positions, refer to Note 10 of the Condensed Consolidated Financial Statements.
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

(9)Other, included in Other income (loss), net, represents income received on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022.
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

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities (1)	$3,852	$2,147
Less: Net cash used in (provided by) operating activities of discontinued operations	(45)	(9)
Net cash provided by (used in) operating activities of continuing operations	3,807	2,138
Less: Additions to property, plant and mine development	(2,527)	(1,746)
Free Cash Flow	$1,280	$392

Net cash provided by (used in) investing activities (2)	$(2,001)	$(753)
Net cash provided by (used in) financing activities	$(1,746)	$(1,065)
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
Net Debt
Net Debt is calculated as Debt and Lease and other financing obligations less Cash and cash equivalents, as presented on the Condensed Consolidated Balance Sheets. Cash and cash equivalents are subtracted from Debt and Lease and other financing obligations as these could be used to reduce the Company's debt obligations.
The following table sets forth a reconciliation of Net Debt, a non-GAAP financial measure, to Debt and Lease and other financing obligations, which the Company believes to be the GAAP financial measures most directly comparable to Net Debt.

	At September 30, 2024	At December 31, 2023
Debt	$8,550	$8,874
Lease and other financing obligations	549	562
Less: Cash and cash equivalents	(3,016)	(3,002)
Less: Cash and cash equivalents included in assets held for sale (1)	(86)	—
Net debt	$5,997	$6,434
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. Refer to Note 5 of the Condensed Consolidated Financial Statements for additional information.

Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs applicable to sales (1)(2)	$1,892	$1,273	$5,359	$3,789
Gold sold (thousand ounces)	1,568	1,250	4,710	3,669
Costs applicable to sales per ounce (3)	$1,207	$1,019	$1,138	$1,033
____________________________
(1)Includes by-product credits of $43 and $28 during the three months ended September 30, 2024 and 2023, respectively, and $127 and $86 during the nine months ended September 30, 2024 and 2023, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs applicable to sales (1)(2)	$418	$98	$1,213	$607
Gold equivalent ounces - other metals (thousand ounces) (3)	412	59	1,367	575
Costs applicable to sales per gold equivalent ounce (4)	$1,015	$1,636	$887	$1,056
____________________________
(1)Includes by-product credits of $12 and $1 during the three months ended September 30, 2024 and 2023, respectively, and $42 and $5 during the nine months ended September 30, 2024 and 2023, respectively.
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

Three Months Ended September 30, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Brucejack (10)	$98	$1	$7	$—	$—	$—	$16	$122	101	$1,197
Red Chris (10)	21	—	—	—	—	(2)	4	23	8	$2,633
Peñasquito	54	2	—	—	—	3	9	68	56	$1,224
Merian	113	2	6	—	—	1	14	136	64	$2,153
Cerro Negro	91	2	—	—	1	—	18	112	60	$1,878
Yanacocha	96	11	2	—	—	—	5	114	89	$1,285
Boddington	136	4	—	—	—	3	32	175	124	$1,398
Tanami	98	1	3	—	—	—	31	133	100	$1,334
Cadia (10)	80	—	2	—	—	—	39	121	113	$1,078
Lihir (10)	206	1	2	—	(1)	—	31	239	127	$1,883
Ahafo	192	5	—	—	—	—	34	231	221	$1,043
NGM	320	4	3	4	1	2	75	409	244	$1,675
Corporate and Other (11)	1	—	23	95	6	—	4	129	—	$—
Held for sale (12)
CC&V	54	2	—	—	—	—	8	64	38	$1,712
Musselwhite	50	1	1	—	—	—	27	79	50	$1,574
Porcupine	78	3	2	—	—	—	19	102	70	$1,451
Éléonore	70	1	3	—	—	—	27	101	52	$1,924
Telfer (10)(15)	39	4	4	—	—	1	17	65	5	N.M.
Akyem (16)	95	4	1	(1)	1	—	3	103	46	$2,230
Total Gold	1,892	48	59	98	8	8	413	2,526	1,568	$1,611

Gold equivalent ounces - other metals (13)(14)
Red Chris (10)	71	1	1	—	—	(4)	17	86	31	$2,714
Peñasquito	219	8	—	1	(1)	26	33	286	222	$1,286
Boddington	44	1	—	—	—	1	4	50	43	$1,168
Cadia (10)	80	—	1	—	—	(17)	38	102	116	$880
Corporate and Other (11)	—	—	6	14	1	—	1	22	—	$—
Held for sale (12)
Telfer (10)(15)	4	—	—	—	—	—	2	6	—	N.M.
Total Gold Equivalent Ounces	418	10	8	15	—	6	95	552	412	$1,338

Consolidated	$2,310	$58	$67	$113	$8	$14	$508	$3,078
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $55.
(3)Includes stockpile, leach pad, and product inventory adjustments of $4 at NGM and $17 at Telfer.
(4)Includes operating accretion of $36, included in Reclamation and remediation, and amortization of asset retirement costs $22; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $57 and $39, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $4 at Red Chris, $2 at Peñasquito, $4 at Cerro Negro, $1 at Boddington, $5 at Tanami, $14 at Ahafo, $2 at NGM, $19 at Corporate and Other, $1 at CC&V, and $2 at Telfer, totaling $54 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for impairment charges of $18, Newcrest transaction and integration costs of $17, settlements costs of $7, and restructuring and severance of $5, included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $34.
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

(12)Sites are classified as held for sale as of September 30, 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(14)For the three months ended September 30, 2024, Red Chris sold 6 thousand tonnes of copper, Peñasquito sold 6 million ounces of silver, 17 thousand tonnes of lead and 61 thousand tonnes of zinc, Boddington sold 8 thousand tonnes of copper, Cadia sold 21 thousand tonnes of copper, and Telfer sold — thousand tonnes of copper.
(15)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed during the third quarter of 2024, but as a result of the temporary suspension of production, per ounce metrics are not meaningful ("N.M."). In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
(16)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.

Three Months Ended September 30, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs Per oz. (10)
Gold
CC&V	$57	$3	$3	$—	$—	$—	$20	$83	46	$1,819
Musselwhite	50	1	2	—	—	—	28	81	47	$1,715
Porcupine	73	5	3	—	—	—	19	100	61	$1,644
Éléonore	63	2	3	—	1	—	29	98	46	$2,107
Peñasquito (11)	16	2	—	—	—	—	5	23	(1)	N.M.
Merian	104	2	4	—	—	—	27	137	83	$1,652
Cerro Negro	79	1	1	—	1	—	11	93	65	$1,438
Yanacocha	90	6	—	—	—	—	4	100	85	$1,187
Boddington	157	5	1	—	—	4	42	209	186	$1,123
Tanami	81	1	—	—	—	—	28	110	123	$890
Ahafo	133	5	—	—	1	—	27	166	137	$1,208
Akyem	72	13	—	1	—	—	8	94	71	$1,332
NGM	298	4	4	2	2	2	82	394	301	$1,307
Corporate and Other (12)	—	—	23	62	3	—	6	94	—	$—
Total Gold	1,273	50	44	65	8	6	336	1,782	1,250	$1,426

Gold equivalent ounces - other metals (13)(14)
Peñasquito (11)	48	7	1	—	1	1	11	69	(2)	N.M.
Boddington	50	—	—	—	—	3	14	67	61	$1,108
Corporate and Other (12)	—	—	1	5	1	—	2	9	—	$—
Total Gold Equivalent Ounces	98	7	2	5	2	4	27	145	59	$2,422

Consolidated	$1,371	$57	$46	$70	$10	$10	$363	$1,927
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $29.
(3)Includes stockpile, leach pad, and product inventory adjustments of $1 at Porcupine, $2 at Peñasquito, and $2 at NGM.
(4)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
(5)Includes operating accretion of $25, included in Reclamation and remediation, and amortization of asset retirement costs of $32; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $37 and $104, respectively, included in Reclamation and remediation.
(6)Excludes development expenditures of $1 at CC&V, $2 at Porcupine $2 at Peñasquito, $5 at Merian, $2 at Cerro Negro, $7 at Tanami, $12 at Ahafo, $6 at Akyem, $4 at NGM, and $44 at Corporate and Other, totaling $85 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for Newcrest transaction-related costs of $16, restructuring and severance of $7, impairment charges of $2, settlement costs of $2, included in Other expense, net.
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
(14)For the three months ended September 30, 2023, Peñasquito sold — million ounces of silver, — thousand tonnes of lead and (1) thousand tonnes of zinc, and Boddington sold 11 thousand tonnes of copper.

Nine Months Ended September 30, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Brucejack (10)	$236	$2	$8	$—	$—	$3	$49	$298	181	$1,642
Red Chris (10)	35	—	1	—	—	—	10	46	24	$1,882
Peñasquito	145	5	—	—	—	10	22	182	164	$1,112
Merian	299	6	11	—	—	1	66	383	199	$1,926
Cerro Negro	224	5	2	—	2	—	45	278	161	$1,725
Yanacocha	261	25	8	—	1	—	15	310	257	$1,207
Boddington	419	12	1	—	—	10	77	519	402	$1,289
Tanami	281	2	5	—	—	—	76	364	290	$1,256
Cadia (10)	231	1	7	—	1	12	113	365	350	$1,044
Lihir (10)	539	3	12	—	4	—	89	647	457	$1,416
Ahafo	527	14	3	—	1	1	73	619	585	$1,057
NGM	941	13	9	8	3	5	276	1,255	763	$1,645
Corporate and Other (11)	1	—	82	277	12	—	12	384	—	$—
Held for sale (12)
CC&V	139	8	2	—	1	—	21	171	100	$1,715
Musselwhite	163	3	4	—	—	—	73	243	155	$1,570
Porcupine	235	10	4	—	—	—	62	311	218	$1,422
Éléonore	239	4	8	—	—	—	77	328	171	$1,914
Telfer (10)(15)	192	9	9	—	4	4	27	245	64	$3,823
Akyem (16)	252	18	1	—	1	—	18	290	169	$1,716
Total Gold	5,359	140	177	285	30	46	1,201	7,238	4,710	$1,537

Gold equivalent ounces - other metals (13)(14)
Red Chris (10)	135	1	4	—	—	5	40	185	98	$1,885
Peñasquito	692	24	1	1	1	85	96	900	766	$1,175
Boddington	141	3	—	—	—	8	13	165	141	$1,166
Cadia (10)	214	1	5	—	1	24	98	343	351	$977
Corporate and Other (11)	—	—	10	28	1	—	1	40	—	$—
Held for sale (12)
Telfer (10)(15)	31	1	1	—	—	5	4	42	11	$3,811
Total Gold Equivalent Ounces	1,213	30	21	29	3	127	252	1,675	1,367	$1,225

Consolidated	$6,572	$170	$198	$314	$33	$173	$1,453	$8,913
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $169.
(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Brucejack, $1 at Peñasquito, $9 at Cerro Negro, $21 at NGM, and $32 at Telfer.
(4)Includes operating accretion of $103, included in Reclamation and remediation, and amortization of asset retirement costs of $67; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $165 and $56, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $4 at Red Chris, $6 at Peñasquito, $4 at Merian, $10 at Cerro Negro, $2 at Boddington, $18 at Tanami, $28 at Ahafo, $8 at NGM, $46 at Corporate and Other, $2 at CC&V, $1 at Porcupine, $2 at Telfer, and $4 at Akyem, totaling $135 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.

(6)Other expense, net is adjusted for Newcrest transaction and integration costs of $62, impairment charges of $39, settlement costs of $33, and restructuring and severance of $20, included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $64.
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
(12)Sites are classified as held for sale as of September 30, 2024. Refer to Note 5 of the Condensed Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(14)For the nine months ended September 30, 2024, Red Chris sold 18 thousand tonnes of copper, Peñasquito sold 24 million ounces of silver, 66 thousand tonnes of lead and 174 thousand tonnes of zinc, Boddington sold 26 thousand tonnes of copper, Cadia sold 64 thousand tonnes of copper, and Telfer sold 2 thousand tonnes of copper.
(15)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed during the third quarter of 2024. In September 2024, the Company entered into a binding agreement to sell the assets of the Telfer reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
(16)In October 2024, the Company entered into a definitive agreement to sell the Akyem reportable segment. The sale is expected to close in the fourth quarter of 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.

Nine Months Ended September 30, 2023	Costs Applicable to Sales (1)(2)(3)(4)	Reclamation Costs (5)	Advanced Projects, Research and Development and Exploration (6)	General and Administrative	Other Expense, Net (7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (10)
Gold
CC&V	$157	$8	$8	$—	$1	$—	$42	$216	135	$1,603
Musselwhite	163	4	7	—	—	—	73	247	132	$1,869
Porcupine	220	17	10	—	—	—	45	292	189	$1,545
Éléonore	212	7	6	—	1	—	81	307	165	$1,855
Peñasquito	123	6	1	—	—	7	24	161	103	$1,569
Merian	269	5	9	—	—	—	63	346	219	$1,580
Cerro Negro	232	4	3	—	2	—	33	274	176	$1,556
Yanacocha	225	17	6	—	4	—	11	263	204	$1,290
Boddington	483	14	3	—	—	14	97	611	588	$1,039
Tanami	244	2	1	—	—	—	86	333	312	$1,066
Ahafo	384	14	1	—	2	—	108	509	401	$1,269
Akyem	189	29	1	1	—	—	29	249	198	$1,260
NGM	888	11	12	7	2	5	230	1,155	847	$1,364
Corporate and Other (11)	—	—	55	181	4	—	24	264	—	$—
Total Gold	3,789	138	123	189	16	26	946	5,227	3,669	$1,425

Gold equivalent ounces - other metals (12)(13)
Peñasquito	456	21	3	1	1	66	87	635	385	$1,648
Boddington	151	2	1	—	—	11	31	196	190	$1,033
Corporate and Other (11)	—	—	7	25	1	—	5	38	—	$—
Total Gold Equivalent Ounces	607	23	11	26	2	77	123	869	575	$1,511

Consolidated	$4,396	$161	$134	$215	$18	$103	$1,069	$6,096
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $91.
(3)Includes stockpile, leach pad, and product inventory adjustments of $3 at Porcupine, $5 at Éléonore, $19 at Peñasquito, $2 at Cerro Negro, $4 at Yanacocha, $1 at Akyem, and $4 at NGM.
(4)Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.
(5)Include operating accretion of $74, included in Reclamation and remediation, and amortization of asset retirement costs of $87; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $111 and $113, respectively, included in Reclamation and remediation.

(6)Excludes development expenditures of $2 at CC&V, $5 at Porcupine, $5 at Peñasquito, $8 at Merian, $3 at Cerro Negro, $3 at Yanacocha, $19 at Tanami, $27 at Ahafo, $13 at Akyem, $13 at NGM, and $92 at Corporate and Other, totaling $190 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(7)Other expense, net is adjusted for Newcrest transaction-related costs of $37, restructuring and severance of $19, impairment charges of $10, and settlement costs of $2, included Other expense, net.
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
(13)For the nine months ended September 30, 2023, Peñasquito sold 12 million ounces of silver, 33 thousand tonnes of lead and 85 thousand tonnes of zinc, and Boddington sold 34 thousand tonnes of copper.
Accounting Developments
For a discussion of Risks and Uncertainties and Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 of the Condensed Consolidated Financial Statements.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 for additional information on our critical accounting policies and estimates.
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

•expectations regarding statements regarding future or recently completed transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters, and expectations from the integration of Newcrest;
•expectations regarding potential divestments, including, without limitation, assets held for sale;
•expectations and statements regarding the pending divestments of Telfer and Havieron and Akyem, including, without limitation, expectations regarding closing, related approvals, satisfaction of conditions precedent, receipt of consideration and contingent consideration;
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
•statements and expectations regarding the impacts of health and safety conditions;
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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2023, as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets and goodwill. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024, for information regarding the sensitivity of our impairment analyses over long-lived assets and goodwill to changes in metal price.
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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2024 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$2,474	$1,700
Copper price (per pound)	$4.18	$3.75
Silver price (per ounce)	$29.43	$22.00
Lead price (per pound)	$0.93	$0.90
Zinc price (per pound)	$1.26	$1.25
AUD to USD exchange rate	$0.67	$0.70
CAD to USD exchange rate	$0.73	$0.75
MXN to USD exchange rate	$0.05	$0.05
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
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at September 30, 2024. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. See Note 11 to our Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at September 30, 2024 in relation to the U.S. dollar at our foreign mining operations, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $75 increase to Costs applicable to sales per ounce for the nine months ended September 30, 2024.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of September 30, 2024.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	231	$2,642	$45	$2,630
Copper (pounds, in millions)	87	$4.48	$27	$4.43
Silver (ounces, in millions)	3	$31.18	$7	$31.08
Lead (pounds, in millions)	18	$0.94	$1	$0.94
Zinc (pounds, in millions)	49	$1.40	$4	$1.40
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
(2)The closing settlement price as of September 30, 2024 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
Hedging Instruments
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at September 30, 2024, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Refer to Note 12 of the Condensed Consolidated Financial Statements for further information on our hedging instruments.
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
We have performed sensitivity analyses as of September 30, 2024 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at September 30, 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $39 and $213 at September 30, 2024, respectively.
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
There were no other changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (in millions, except share and per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2024 through July 31, 2024	3,291,487	$44.82	3,259,581	$750
August 1, 2024 through August 31, 2024	1,526,190	$51.04	1,525,803	$672
September 1, 2024 through September 30, 2024	2,256,060	$53.09	2,254,731	$552
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 31,906 shares, 387 shares, and 1,329 shares for the fiscal months of July, August, and September 2024, respectively. Subsequent to the end of the covered period, the Company repurchased 5,626,345 additional shares at an average price of $53.76 per share pursuant to a Rule 10b5-1 plan for a total amount of $750 repurchased as of the date of filing under the February 2024 stock repurchase program described in (2) below.
(2)In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to shareholders, provided that the aggregate value of shares of common stock repurchased does not exceed $1,000. The program will expire after 24 months (in February 2026). In October 2024, the Board of Directors authorized an additional $2,000 stock repurchase program to repurchase shares of outstanding common stock. The program will expire after 24 months (in October 2026). The programs will be executed at the Company's discretion. The repurchase programs may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
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
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. During the three months ended September 30, 2024, the following directors and executive officers adopted or terminated Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
On August 30, 2024, Natascha Viljoen, Executive Vice President and Chief Operating Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Viljoen’s Rule 10b5-1 Trading Plan has a term of 7 months and provides for the sale of up to 45,000 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading.
On September 3, 2024, Bruce Brook, a Director, adopted a Rule 10b5-1 Trading Plan. Mr. Brook’s Rule 10b5-1 Trading Plan has a term of 16 months and provides for the sale of up to 24,933 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1*†	-	Section 16 Officer and Senior Executive Short-Term Incentive Program, effective January 1, 2024, filed herewith.

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	-	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, filed herewith.

101.INS**	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	-	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	-	Cover Page Interactive Data File (embedded within the XBRL document contained in Exhibit 101)
____________________________
*Filed or furnished herewith.
**Submitted electronically herewith.
†Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT CORPORATION
(Registrant)

Date: October 24, 2024	/s/ KARYN F. OVELMEN
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 24, 2024	/s/ JOSHUA L. CAGE
Joshua L. Cage
Chief Accounting Officer and Controller
(Principal Accounting Officer)