Form 10-K
period 2024-12-31
NEWMONT Corp /DE/
filed 2025-02-21
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
At June 30, 2024, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $48,153,562,623 based on the closing sale price as reported on the New York Stock Exchange. There were 1,126,861,075 shares of common stock outstanding on February 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive Proxy Statement for the Registrant’s 2025 Annual Stockholders Meeting will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this report.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
pound	United States Pound
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ARS	Argentine Peso
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
DTA	Deferred tax asset
DTL	Deferred tax liability
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EIA	Environmental Impact Assessment
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
GISTM	Global Industry Standard on Tailings Management
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rate
LBMA	London Bullion Market Association
LME	London Metal Exchange
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
NSR	Net Smelter Return
PGK	Papua New Guinea Kina
PNG	Papua New Guinea
PSU	Performance Leverage Stock Unit
RSU	Restricted Stock Unit
SAG	Semi-Autogenous Grinding
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
SOFR	Secured Overnight Financing Rate
UN	The United Nations
UOP	Units of Production
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Refer to Results of Consolidated Operations within Part II, Item 7, MD&A.

NEWMONT CORPORATION
2024 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce and per pound)

	Year Ended December 31,
	2024	2023	2022
Financial Results:
Sales	$18,682	$11,812	$11,915
Gold	$15,746	$10,593	$10,416
Copper	$1,327	$575	$316
Silver	$792	$335	$549
Lead	$195	$96	$133
Zinc	$622	$213	$501
Costs applicable to sales (1)	$8,963	$6,699	$6,468
Gold	$7,364	$5,689	$5,423
Copper	$696	$359	$181
Silver	$360	$300	$454
Lead	$116	$98	$94
Zinc	$427	$253	$316
Net income (loss) from continuing operations	$3,313	$(2,494)	$(399)
Net income (loss)	$3,381	$(2,467)	$(369)
Net income (loss) from continuing operations attributable to Newmont stockholders	$3,280	$(2,521)	$(459)
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$2.86	$(3.00)	$(0.58)
Net income (loss) attributable to Newmont stockholders	$2.92	$(2.97)	$(0.54)
Adjusted net income (loss) (2)	$3,991	$1,324	$1,468
Adjusted net income (loss) per share, diluted (2)	$3.48	$1.57	$1.85
Earnings before interest, taxes and depreciation and amortization (2)	$7,528	$320	$2,361
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$8,675	$4,215	$4,550
Net cash provided by (used in) operating activities of continuing operations	$6,318	$2,754	$3,198
Free cash flow (2)	$2,916	$88	$1,067
Regular cash dividends paid per common share	$1.00	$1.60	$2.20
Regular cash dividends declared per common share	$1.00	$1.45	$2.05
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.

NEWMONT CORPORATION
2024 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce and per pound)

	Year Ended December 31,
	2024	2023	2022
Operating Results:
Consolidated gold ounces (thousands):
Produced	6,545	5,401	5,786
Sold	6,539	5,420	5,812
Attributable gold ounces (thousands):
Produced (1)	6,849	5,545	5,956
Sold (2)	6,471	5,340	5,696
Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	1,944	891	1,275
Sold	1,916	896	1,275
Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	338	145	84
Tonnes (thousands)	153	65	38
Sold copper:
Pounds (millions)	332	155	85
Tonnes (thousands)	150	71	39
Produced silver (million ounces)	33	18	30
Sold silver (million ounces)	33	17	30
Produced lead:
Pounds (millions)	212	113	149
Tonnes (thousands)	96	51	68
Sold lead:
Pounds (millions)	213	107	147
Tonnes (thousands)	97	49	67
Produced zinc:
Pounds (millions)	569	230	377
Tonnes (thousands)	258	104	171
Sold zinc:
Pounds (millions)	545	222	373
Tonnes (thousands)	247	101	169
Average realized price:
Gold (per ounce)	$2,408	$1,954	$1,792
Copper (per pound)	$4.00	$3.71	$3.69
Silver (per ounce)	$24.13	$19.97	$18.45
Lead (per pound)	$0.91	$0.90	$0.91
Zinc (per pound)	$1.14	$0.96	$1.34
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,126	$1,050	$933
Gold equivalent ounces - other metals (per ounce) (3)	$834	$1,127	$819
All-in sustaining costs: (5)
Gold (per ounce)	$1,516	$1,444	$1,211
Gold equivalent ounces - other metals (per ounce) (3)	$1,161	$1,579	$1,114
____________________________
(1)Attributable gold ounces produced includes 235, 224, and 285 ounces for the years ended December 31, 2024, 2023, and 2022, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment, and 138 ounces for the year ended December 31, 2024, related to the Fruta del Norte mine, which is wholly owned by Lundin Gold whom the Company holds a 32.0% interest and is accounted for as an equity method investment on a quarter lag.
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
(5)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.

Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $3,280 or $2.86 per diluted share, an increase of $5,801 from the prior year partially due to an increase to attributable net income related to the acquired Newcrest sites. Excluding the impact of acquired sites, the increase is primarily due to higher average realized prices for all metals, lower Impairment charges and Reclamation and remediation, and higher net income at Peñasquito which had been impacted in 2023 as a result of the labor strike; partially offset by the Loss on assets held for sale and higher income and mining tax expense.
•Adjusted net income: Reported Adjusted net income of $3,991 or $3.48 per diluted share, an increase of $1.91 per diluted share from the prior year (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Adjusted EBITDA: Reported $8,675 in Adjusted EBITDA, an increase of 106% from the prior year (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Cash Flow: Reported Net cash provided by (used in) operating activities of continuing operations of $6,318 for the year ended December 31, 2024, an increase of 129% from the prior year, and free cash flow of $2,916 (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Portfolio improvements: Completed the sale of the assets of the Telfer reportable segment, including Newmont’s 70% interest in the Havieron development project and other related assets, for total consideration of $453. Announced agreements to sell the Akyem, Musselwhite, Éléonore, CC&V, and Porcupine reportable segments, which are expected to close in the first half of 2025.
•Attributable gold production: Produced approximately 7 million ounces of gold, an increase of approximately 24% from prior year.
•Financial strength: Ended the year with $3,619 of consolidated cash, cash of $45 included in Assets held for sale, and approximately $7,664 of liquidity; declared a total dividend of $1.00 per share for the year.
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
Ahafo North, Ahafo. This project expands our existing footprint in Ghana located approximately 30 kilometers from the Company’s Ahafo South operations and will deliver value through the open pit mining and processing of over three million ounces of gold over a 13-year mine life. The project is expected to add between 275,000 and 325,000 ounces per year for the first five full years of production beginning in 2026. Capital costs for the project are estimated to be between $950 and $1,050 with an expected commercial production date in late 2025. Development capital costs (excluding capitalized interest) since approval were $616, of which $241 related to 2024.
Tanami Expansion 2, Tanami. This project secures Tanami’s future as a long-life, low-cost producer with potential to extend mine life to 2040 through the addition of a 1,460-meter hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production by approximately 150,000 to 200,000 ounces per year for the first five years and is expected to significantly reduce operating costs by approximately 30 percent. Capital costs for the project are estimated to be between $1,700 and $1,800 with an expected commercial production date in the second half of 2027. Development capital costs (excluding capitalized interest) since approval were $1,020, of which $268 related to 2024.
Cadia Panel Caves, Cadia. This project includes two panel caves to recover approximately 5.9 million ounces of gold reserves and 2.9 billion pounds of copper reserves. First ore has been delivered from the first panel cave (PC2-3), and development is underway at the second panel cave (PC1-2). Capital costs for the PC2-3 project are estimated to be between $1,000 and $1,200, which includes more than $900 spent by Newcrest prior to the acquisition by Newmont in November 2023. Development capital costs are expected to continue until the second half of 2026. Development capital costs (excluding capitalized interest) for PC2-3, PC1-2, and PC1 combined since acquisition of Newcrest were $248, of which $212 related to 2024.

PART I
ITEM 1.       BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)
Introduction
Newmont Corporation was incorporated in 1921 and is primarily a gold producer with significant operations and/or assets in the United States, Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji and Ghana. At December 31, 2024, Newmont had attributable proven and probable gold reserves of 134.1 million ounces, attributable measured and indicated gold resources of 99.4 million ounces, attributable inferred gold resources of 70.6 million ounces, and an aggregate land position of approximately 25,500 square miles (66,000 square kilometers). Newmont is also engaged in the production of copper, silver, lead, and zinc. As the world’s leading gold company, Newmont remains committed to creating value and improving lives through sustainable and responsible mining.
Newmont’s corporate headquarters are in Denver, Colorado, U.S. In this report, “Newmont,” the “Company,” “our,” and “we” refer to Newmont Corporation together with our affiliates and subsidiaries, unless the context otherwise requires.
On November 6, 2023, we completed the acquisition of Newcrest Mining Limited ("Newcrest") (“the Newcrest transaction”). Results of Newcrest for the period November 6 to December 31, 2023 and the year ended December 31, 2024 are included in this report. For further information, refer to Note 3 to the Consolidated Financial Statements.
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest transaction, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested include Akyem, CC&V, Éléonore, Porcupine, Musselwhite, Telfer, and a development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale in the first quarter of 2024. Subsequently in the second half of 2024, the Company entered into definitive agreements to sell the Telfer, Akyem, Musselwhite, Éléonore, and CC&V reportable segments, of which Telfer closed in 2024. In January 2025, the Company entered into a definitive agreement to sell the Porcupine reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information on divestitures.
Segment Information
The Company's reportable segments consist of each of its 16 mining operations that it manages and its 38.5% proportionate interest in Nevada Gold Mines ("NGM") which it does not directly manage. The reportable segments at December 31, 2024 include certain reportable segments that are designated as held for sale and exclude those which have been divested. Refer to Note 3 to the Consolidated Financial Statements for further information on divestitures.
For information on acquisitions and divestitures impacting the comparability of our results, refer to Note 3 to the Consolidated Financial Statements.
Refer to Item 1A, Risk Factors, below, and Note 4 to the Consolidated Financial Statements for further information relating to our reportable segments. Refer to Note 5 to the Consolidated Financial Statements for information relating to domestic and export sales and lack of dependence on a limited number of customers.
Products
References in this report to “attributable” means that portion of gold, copper, silver, lead, or zinc produced, sold or included in proven and probable reserves and measured, indicated, and inferred resources based on our proportionate ownership, unless otherwise noted.
Gold
General. The details of our consolidated and attributable gold production from continuing operations are set forth below:

	Year Ended December 31,
	2024	2023	2022
Consolidated gold ounces produced (thousands)	6,545	5,401	5,786
Attributable gold ounces produced (thousands)	6,849	5,545	5,956
Attributable gold ounces produced from equity method investments (thousands):
Pueblo Viejo (40.0%)	235	224	285
Fruta del Norte (32.0%) (1)	138	—	—
	373	224	285
____________________________

(1)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold"). The Company acquired a 32.0% interest in Lundin Gold through the Newcrest transaction, which is accounted for as an equity method investment on a quarterly lag. As a result, results of operations were not reported until the first quarter of 2024. Refer to Notes 3 and 15 to the Consolidated Financial Statements for additional information.
For the years ended December 31, 2024, 2023 and 2022, 85%, 89% and 87%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. Additionally, a portion of gold is sold in concentrate containing other metals such as copper, silver, lead, and/or zinc.
Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Gold investors buy gold bullion, official coins, and jewelry.
Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years ended December 31, 2022 through 2024, mine production has averaged approximately 75% of the annual gold supply with the remainder primarily sourced from recycled gold.
Gold Price. The following table presents the annual high, low, and average daily afternoon LBMA Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2025 (through February 13, 2025)	$2,928	$2,636	$2,759
2024	$2,778	$1,985	$2,386
2023	$2,078	$1,811	$1,941
2022	$2,039	$1,629	$1,800
2021	$1,943	$1,684	$1,799
2020	$2,067	$1,474	$1,770
2019	$1,546	$1,270	$1,393
2018	$1,355	$1,178	$1,268
2017	$1,346	$1,151	$1,257
2016	$1,366	$1,077	$1,251
2015	$1,296	$1,049	$1,160
On February 13, 2025, the afternoon LBMA gold price was $2,928 per ounce.
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
Copper production at Red Chris, Boddington, Cadia, and Telfer and silver, lead, and zinc production at Peñasquito are considered co-products. Copper, silver, lead, and zinc sales are generally in the form of concentrate that is sold to smelters for further treatment and refining.
The following table details consolidated co-product production and the percentage of Sales that was attributable to copper, silver, lead, and zinc for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales
Copper (pounds/millions) (1)	338	7%	145	5%	84	3%
Silver (ounces/millions) (2)	33	4%	18	3%	30	5%
Lead (pounds/millions) (2)	212	1%	113	1%	149	1%
Zinc (pounds/millions) (2)	569	3%	230	2%	377	4%
____________________________
(1)For the years December 31, 2024 and 2023, copper co-product production came from Red Chris, Boddington, Cadia, and Telfer. All of our copper co-product production came from Boddington for the year ended December 31, 2022.

(2)All of our silver, lead, and zinc co-product production came from Peñasquito.
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
Concentrate. Ore containing zinc, silver, lead, and gold is delivered to a crushing and grinding plant which feeds a sulfide processing plant. The sulfide processing plant primarily comprises lead and zinc flotation stages. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrate. The lead concentrate is highly enriched in gold and silver, with a smaller fraction of the precious metal recovered in the zinc concentrate. The resulting concentrate is sold to smelters or traders for further processing.
Ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a gold/copper concentrate containing approximately 10% to 26% copper and is dewatered and transported off-site. The flotation tailings have a residual gold content that is recovered in a carbon-in-leach circuit.

A summary of product and form by segment is set forth below.

Segment	Products (1)	Form
Brucejack, Canada	Gold	Doré, Concentrate
Red Chris, Canada	Gold, Copper	Concentrate
Peñasquito, Mexico	Gold, Silver, Lead, Zinc	Doré, Concentrate (2)
Merian, Suriname	Gold	Doré
Cerro Negro, Argentina	Gold	Doré
Yanacocha, Peru	Gold	Doré
Boddington, Australia	Gold, Copper	Doré, Concentrate
Tanami, Australia	Gold	Doré
Cadia, Australia	Gold, Copper	Doré, Concentrate
Lihir, Papua New Guinea	Gold	Doré
Ahafo, Ghana	Gold	Doré
NGM, U.S.	Gold	Doré, Concentrate
Held for Sale (3)
CC&V, U.S.	Gold	Doré
Musselwhite, Canada	Gold	Doré
Porcupine, Canada	Gold	Doré
Éléonore, Canada	Gold	Doré
Akyem, Ghana	Gold	Doré
Divested (4)
Telfer, Australia	Gold, Copper	Doré, Concentrate
____________________________
(1)Products listed are only for gold and co-product metals. See above for further information on co-product classification.
(2)In the fourth quarter of 2023, the Company abandoned the pyrite leach plant at Peñasquito resulting in no production of doré for the year ended 2024. Refer to Note 9 to the Consolidated Financial Statements for further information.
(3)Refer to Note 3 to the Consolidated Financial Statements for further information on held for sale.
(4)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.
Competition
The top 10 producers of gold comprise approximately twenty-five percent of total worldwide mined gold production. We currently rank as the top gold producer with approximately five percent of estimated total worldwide mined gold production. Our competitive position is based on the size and grade of our ore bodies anchored in a large portfolio of Tier 1 assets located in favorable mining jurisdictions. A Tier 1 asset is defined as having, on average over such asset’s mine life: (1) production of over 500,000 GEOs per year on a consolidated basis, (2) average AISC per oz in the lower half of the industry cost curve, (3) an expected mine life of over 10 years, and (4) operations in countries that are classified in the A and B rating ranges for Moody’s, S&P and Fitch.
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
Environmental, Social and Governance
Overview. Focusing on environmental, social and governance ("ESG") practices are an important part of Newmont’s business. Widely recognized for our principled ESG practices, we have been consistently ranked as a leader in the mining and metal sector S&P Global, and we have been listed on the Dow Jones Sustainability World Index since 2007.
ESG is a key part of how we make investment decisions and central to our culture and purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans, and remuneration plans. Our global strategies, notably those related to Sustainability and Health, Safety, and Security, direct all levels of our business in environmental stewardship, strong workforce safety and health practices, social responsibility and good governance. With clear targets, open communication and transparent reporting, we strive for continuous improvement to meet the evolving expectations of investors, governments, communities and other key stakeholders, and to contribute to a sustainable future for all.
Stakeholder Engagement. We engage regularly with relevant stakeholders, who we consider to be any person or organization potentially impacted by our activities or influential to our success, which allows us to gain a greater understanding of their needs, interests and perspectives while, at the same time, encouraging shared decision making to promote mutually beneficial outcomes. These engagements also inform what information is most useful for stakeholders for the purposes of our non-financial reporting. Newmont also engages with and commits to meeting the expectations of a variety of organizations at a global, regional, national and local level - and where applicable - adhering to these organizations' high standards of governance, social and environmental policies and performance. These memberships and other external commitments reflect our values, support our approach to working collaboratively on best practices across several key matters and allow external stakeholders to hold us accountable. Our participation in industry initiatives, wherein we often take a leadership role, allows us to inform and influence global standards and practices, as well as gain insight into emerging expectations and issues.
Reporting. We believe that transparency and accountability are key attributes of governance. Since 2003, Newmont has been reporting on how we manage the sustainability issues of relevance to stakeholders around the globe. Our sustainability report provides an annual review of non-financial performance on governance, strategy and management approach, risk management, and performance and targets in key areas that include health, safety and security, workforce, the environment, supply chain, social responsibility, business integrity and compliance, value sharing, and equity, inclusion and diversity domains. Our sustainability report is compiled in accordance with the Global Reporting Initiative ("GRI") 2021 Universal Standards Core option, the GRI Mining and Metals Sector Supplement, and the Sustainability Accounting Standards Board ("SASB") Metals & Mining standards. Data is subject to an external limited assurance review and reflects Newmont’s commitment to transparency and reporting obligations as a founding member of the International Council on Mining and Metals ("ICMM") and as an early adopter of the United Nations ("UN") Guiding Principles Reporting Framework. Additionally, our sustainability report aligns with the requirements the ICMM's Mining Principles' Performance Expectations and Position Statements, the GISTM and the World Gold Council's Responsible Gold Mining Principles.
Newmont’s sustainability reporting suite also includes our sustainability-linked bond framework, ESG data tables, conflict-free gold report, modern slavery statement, policy influence disclosures, political spending disclosures, taxes and royalties contributions report, CDP (formerly, “Carbon Disclosure Project”) responses, and other reports and responses, which can be found on our website at www.newmont.com/sustainability.
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
Climate Targets and Initiatives to Achieve. We believe that value-creation industries like mining have a responsibility to drive actions to transition us to a low-carbon economy. In an effort to play our part in addressing climate change, in 2020 we announced science-based, GHG emissions reduction targets of 32% for Scope 1 and Scope 2 and 30% for Scope 3 by 2030 ("2030 climate targets"), with an ultimate goal of being carbon neutral by 2050. Newmont's emission calculation methodology framework dictates that any change of 5% resulting from divestitures or acquisitions requires recalculation of baseline data. The acquisition of Newcrest in November 2023 triggered Newmont to recalculate the target baseline years and trailing years of GHG emissions data. We are continuing to review our targets and roadmap which may result in amendments in the future. Investors are reminded that climate-

related targets are subject to aspirational management goals and forward-looking statements, which remain subject to risks and uncertainties. Refer to Forward-Looking Statements, below, and Item 1A, Risk Factors of this report under the heading "Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy."
Our most significant opportunities to reduce emissions exist in building or deploying cleaner energy solutions at our mine sites, as well as the greening of the electrical grid that supplies energy to our operations. Since announcing our 2030 climate targets, we have taken steps to invest in climate change initiatives in support of our goal. We also see sustainable finance as a way to further demonstrate Newmont's focus on climate change. In December 2021, Newmont became the first in the mining industry to issue a sustainability-linked bond, with the registered public offering of $1 billion aggregate principal amount of 2.6% Sustainability-Linked Senior Notes due 2032 (the "Notes"), with the coupon linked to Newmont’s performance against key ESG goals regarding 2030 climate targets. In connection with the issuance of the Notes, Newmont published a Sustainability-Linked Bond Framework and obtained a second party opinion on the framework from Institutional Shareholder Services group of companies ("ISS") ESG. The Notes align Newmont’s business and financing by creating a direct link between its sustainability performance and funding strategies.
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
Biodiversity. Our operations span five continents in a range of ecosystems that include tropical, desert and arctic climates. We understand the impact our activities can have on the environment and are committed to protect and prevent – or otherwise minimize, mitigate and remediate – those impacts in the areas where we operate through responsible management during all aspects of the mine lifecycle and collaboration with stakeholders to develop integrated approaches to land use.
Our Environmental Impact. We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our mining and exploration activities are subject to various laws and regulations in multiple jurisdictions governing the protection of the environment. These laws and regulations are continually changing.
Our Environmental Reclamation and Remediation Commitments. Each operating mine has a reclamation plan in place that meets, in all material respects, applicable legal and regulatory requirements. We are also involved in several matters concerning environmental obligations associated with former, primarily historical, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. The reclamation and remediation stage is a multifaceted process with complex risks. Successfully closing and reclaiming mines is crucial for gaining stakeholder trust and maintaining social acceptance. Notably, Newmont is committed to the implementation of the GISTM and disclosure of implementation status for tailings facilities by August 2025. Conformance with the GISTM remains ongoing and has and may continue to result in further increases to our sustaining costs and estimated closure costs. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in connection with closure are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs. For a discussion of the most significant reclamation and remediation activities, refer to Note 6 and Note 25 to the Consolidated Financial Statements. For discussion of regulatory, tailings storage facilities, water, climate and other environmental risks, refer to Item 1A, Risk Factors, for additional information.
Social Practices
Our People. At Newmont, one of the strategic pillars is people.
The success of our business comes from the accomplishments and well-being of our employees and contractors. That is why we strive to build a workplace culture that fosters leaders where everyone belongs, thrives, and is valued.
At December 31, 2024, approximately 22,200 people were employed by Newmont and Newmont subsidiaries and approximately 20,400 people were working as contractors in support of Newmont’s operations and attainment of our objectives. Additionally, at December 31, 2024, approximately 30% of our workforce were members of a union or participated in collective bargaining. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly and providing them with safe and healthy working conditions. For a discussion of related risks, refer to Item 1A, Risk Factors.
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

The people who work on our behalf give us a competitive advantage. Through our global people strategy, we align our talent management efforts with the overall business strategy. The strategy’s focus areas include enhancing the employee experience and evolving for future workforce needs; building our bench strength and leadership capabilities; developing effective labor relations that align stakeholders with a shared future; and improving inclusion.
Inclusion, Diversity, and Equity. Inclusion is one of our five core values. We support this through a focus on our culture and four key areas of inclusion: (i) start with respect; (ii) listen to and engage employees; (iii) leverage dissonance, consistency, and persistence toward a future state culture; and (iv) focus on the career progress of underrepresented team members. Newmont is an equal employment opportunity employer and Newmont's policy is to not make employment-related decisions based on gender or any other protected basis.
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
ESG Performance-based Compensation. The importance of ESG performance is emphasized with our workforce through our training and development programs and our compensation design. Employees eligible for our short-term incentive plan are held accountable for the Company’s health, safety, and sustainability performance through Newmont’s performance-based compensation structure. ESG will comprise 30% of the Company’s Short-term Incentive Plan payout for 2024, with 20% allocated to health & safety metrics and 10% to sustainability performance based community and environment metrics.
Additional information regarding the Company’s compensation programs and performance will be provided in the 2025 Proxy Statement.
Health and Safety. Safeguarding the health and safety of our employees and contractors is fundamental to how we operate. Mining activities pose risks and hazards that must be effectively managed and controlled to minimize their impact. Safety is one of Newmont's core values, and our global Health, Safety, and Security strategy aims to advance our journey toward a workplace free from fatalities, injuries and illnesses. We believe that our operations are in compliance with applicable laws and regulations in all material respects. We continue to sustain robust controls at our operations and offices around the globe. We measure the effectiveness of our approach to managing the wide range of health and safety risks by setting measurable objectives and targets. The quality and effectiveness of our health and safety controls are audited regularly as part of our assurance and governance process.
Commitments to Communities. Gaining and maintaining the trust of stakeholders impacted by a business is an ongoing endeavor. At Newmont, we use a methodical approach to managing stakeholder relationships and earning social acceptance. Through understanding and managing our activities' impacts on communities and involving local stakeholders in decision making, we aim to build ensuring relationships based on respect and mutually beneficial and sustainable development outcomes. We monitor various metrics and performance objectives to assess the effectiveness of our social acceptance approach, and to better understand both the positive and negative impacts that our activities have on host communities. We seek to include impacted communities and groups in determining mitigation or optimization of these impacts in a manner that is culturally appropriate and with the consent of those impacted. We also recognize our responsibility to respect and promote human rights.
Governance Practices
Board of Directors Oversight. Newmont believes that strong corporate governance, with management accountability and active oversight from an experienced Board of Directors, is essential for mitigating risk, serving in the best interests of all stakeholders and creating long-term value. The highest level of oversight at Newmont resides with Newmont’s Board of Directors (the “Board”). The Board plays a critical role, overseeing the Company’s business strategy and the overall goal of delivering long-term value creation for stockholders and other stakeholders. The members of Newmont’s Board bring a broad range of backgrounds, experiences and talents, along with ethnic, racial and gender diversity, to our governance process. As of December 31, 2024, the Board was comprised of 13 directors (12 independent non-executive directors and one executive director) with more than 58% of the independent directors with a form of ethnic, racial or gender diversity to the Board, with 42% female representation among independent directors.
Four core Board committees, Audit, Corporate Governance and Nominating, Leadership Development and Compensation, and Safety and Sustainability, provide oversight and guidance in these key areas. Each committee assists the Board in carrying out responsibilities such as assessing major risks, ensuring high standards of ethical business conduct, succession planning and talent management, and approving and providing oversight of the sustainability strategy, which includes commitments to adoption of best practices in promotion of a healthy and safe work environment, and environmentally sound and socially responsible mining and resource development. All members of these four core Committees are independent, as defined in the listing standards of the New York Stock Exchange and Newmont’s Corporate Governance Guidelines. More information on Newmont’s Board, governance practices and risk oversight can be found in our annual Proxy Statement.
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
•We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure or cybersecurity attacks and risks associated with implementation, upgrade, operation and integration.
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

•We rely on our supply chain operations to procure goods and services to support our operations and projects, and competition with other natural resource companies, and shortage of critical parts, services and equipment may adversely affect our operations and development projects.
•We may be unable to obtain or retain necessary permits and land or mining tenure which could adversely affect our operations and projects.
•Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.
•Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks.
•Civil disturbances and criminal activities can disrupt business and expose the Company to liability.
•Our operations and projects face substantial regulation of health and safety.
•Our operations and projects are subject to extensive environmental laws and regulations.
•Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.
•Our operations and projects are subject to a range of transitional and physical risks related to climate change.
•Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability.
•Our operations and projects may be adversely affected by rising energy prices or energy shortages.
•Our operations and projects are dependent on the availability of sufficient water supplies and subject to water-related risks.
•Our operations and projects are subject to risks related to our relationships and/or agreements with local communities, including Indigenous Peoples, and laws for the protection of cultural heritage.
•Our operations and projects are subject to risks of doing business in multiple jurisdictions.
•New or changing legislation and tax risks in certain operating jurisdictions could negatively affect us.
•Changes in mining or investment policies or shifts in political and social attitudes in the jurisdictions in which we operate may adversely affect our operations or profitability.
•Our operations at Yanacocha and projects in Peru are subject to political and social unrest risks.
•Our Merian operation in Suriname is subject to political, security and economic risks.
•Our operations at Ahafo and Akyem in Ghana are subject to political, economic, security and other risks.
•Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina, regulatory risk and labor unrest.
•Our operations at Lihir and project at Wafi-Golpu in Papua New Guinea are subject to political and regulatory risks and other uncertainties.
•Our operations and projects in Canada are subject to legal and regulatory risks and other uncertainties in connection with claims and challenges by Indigenous groups.
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
•Our business is subject to the U.S. Foreign Corrupt Practices Act, and other related anti-bribery laws and regulations. A breach or violation of these rules and regulations could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of licenses or permits and other collateral consequences and reputational harm.
•Our business is subject to U.S. export control laws, economic sanctions, and other international trade compliance regulations with extraterritorial reach. A breach or violation of these laws could lead to substantial sanctions, civil and criminal prosecution, fines, penalties, litigation, loss of licenses or permits, and other collateral consequences, including reputational harm.
•Title to some of our properties may be insufficient, defective, or challenged.

•The price of our common stock may be volatile, which may make it difficult for you to sell the common stock at the price you paid or at prices you find attractive.
•Holders of our common stock, CDIs and PDIs may not receive dividends.
•Compliance with exchange listing rules as a foreign exempt listing may differ from investor expectations.
•Assets held for sale may not ultimately be divested and we may not receive all or any deferred compensation.
•The Company’s asset divestitures place demands on the Company’s management and resources, the sale of divested assets may not occur as planned or at all, and the Company may not realize the anticipated benefits of such divestitures.
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
•estimates as to the projected development of certain ore deposits or projects, such as the Tanami Expansion 2, Ahafo North, Yanacocha Sulfides, Pamour, Cerro Negro District Expansion 1, Cadia Panel Caves, Red Chris Block Cave and Wafi-Golpu, including without limitation expectations for the production, milling, costs applicable to sales, all-in sustaining costs, mine-life extension, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates, construction completion dates and other timelines;
•estimates of reserves and resources statements regarding future exploration results and reserve and resource replacement and the sensitivity of reserves to metal price changes;
•statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future share repurchase transactions, debt repayments or debt tender transactions;
•statements regarding future cash flows and returns to stockholders, including with respect to future dividends, the dividend framework and expected payout levels;
•estimates regarding future exploration expenditures and discoveries;
•statements regarding fluctuations in financial and currency markets;
•estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
•expectations regarding statements regarding future or recently completed transactions, including, without limitation, statements related to projected benefits, synergies and costs associated with acquisitions and related matters;
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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:
•there being no significant change to current geotechnical, metallurgical, hydrogeological and other physical conditions;
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
•timing of receipt of necessary governmental and regulatory permits or approvals;
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
ITEM 1A.       RISK FACTORS (dollars in millions, except per share, per ounce and per pound amounts)
Our business activities are subject to significant risks, including those described below. You should carefully consider these risks. If any of the described risks actually occurs, our business, financial position and results of operations could be materially adversely affected. Such risks are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Refer to “Forward-Looking Statements.”
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
Average gold prices for 2024 were $2,386 per ounce (2023: $1,941; 2022: $1,800), average copper prices for 2024 were $4.15 per pound (2023: $3.85; 2022: $3.99), average silver prices for 2024 were $28.27 per ounce (2023: $23.35; 2022: $21.73), average lead prices for 2024 were $0.94 per pound (2023: $0.97; 2022: $0.98), and average zinc prices for 2024 were $1.26 per pound (2023: $1.20; 2022: $1.58). Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to sales of gold, copper, silver, lead or zinc. We have recorded impairments in the current year and may experience additional impairments in future years as a result of lower gold, copper, silver, lead or zinc prices.
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
The mineral reserves stated in this report represent the amount of gold, copper, silver, lead, zinc and molybdenum that we estimated, at December 31, 2024, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, or will be, to a large extent, based on the prices of gold, copper, silver, lead, zinc, and molybdenum and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. If our reserve estimations are required to be revised due to significantly lower gold, copper, silver, lead, zinc, and molybdenum prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, this could result in material write-downs of our investment in mining properties, goodwill and increased amortization, reclamation and closure charges.
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
Additionally, resources do not indicate proven and probable reserves as defined by the SEC or the Company’s standards. Estimates of measured, indicated and inferred resources are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Inferred resources, in particular, have a great amount of uncertainty as to their existence and their economic and legal feasibility. The Company cannot be certain that any part or parts of the resource will ever be converted into mineral reserves.
In addition, if the price of gold, copper, silver, lead, zinc, or molybdenum declines from recent levels, if production costs increase, grades decline, recovery rates decrease or if applicable laws and regulations are adversely changed, the indicated level of recovery may not be realized or mineral reserves or resources might not be mined or processed profitably. Similarly, mineral reserves may be impacted if assumptions relating to mine planning change or are not achieved, for example if planned improvements from our Full Potential programs are not realized. If we determine that certain of our mineral reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported mineral reserves and resources. Consequently, if our actual mineral reserves and resources are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

Mineral reserves and resources disclosed in this Form 10-K have been prepared in accordance with the Regulation S-K 1300. In 2021, the Company transitioned its approach to reporting and internal methodologies to take into account the required change from the SEC’s Industry Guide 7 to Regulation S-K 1300. To the extent that regulators adopt new requirements and issue or modify related guidance and interpretations in the future, it could result in changes to mineral reserve and mineral resource information.
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
•Changes in input commodity and labor costs, including as a result of inflation or tariffs;
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
•Availability, cost and terms of financing;
•Ability to achieve anticipated benefits, synergies, savings and other efficiencies in connection with acquisitions, full potential programs and initiatives, and through portfolio optimization and divestitures;
•Delays or inability to obtain environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development;
•Changes in tax laws, customs law and tariffs, the laws and/or regulations around royalties and other taxes due to the regional and national governments and royalty agreements;
•Government instability, including in jurisdictions that do not have a long-standing or significant mining industry, such that there may be limited clarity on agreements with such governments, or decreased governmental support for development of mining projects;
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
New projects require, among other things, the successful completion of feasibility studies, attention to various fiscal, tax and royalty matters, obtainment of, and compliance with, required governmental and regulatory permits and arrangements for necessary surface and other land rights. We may also have to identify adequate sources of water and power for new projects, ensure that appropriate community infrastructure (for example, reliable rail, ports, roads, and bridges) is developed to support the project and secure appropriate financing to fund a new project. These infrastructures and services are often provided by third parties whose operational activities are outside of our control. Establishing infrastructure for our development projects requires significant resources, identification of adequate sources of raw materials and supplies, and the cooperation of national and regional governments, none of which can be assured. In addition, new projects have no operating history upon which to base estimates of future financial and operating performance, including future cash flow. Thus, it is possible that actual costs may increase and economic returns may differ materially from our estimates. Consequently, our future development activities may not result in the expansion or replacement of current production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated or may not be profitable at all, any of which could have a material adverse effect on our results of operations and financial position.
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
The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, the Company’s asset retirement obligation includes construction and operating costs for two new water treatment plants and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). The ultimate construction costs of the two water treatment plants remain uncertain as ongoing study work and assessment of opportunities that incorporates the latest design considerations remain in progress. These and other risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, a comprehensive review of our tailings storage facility management, review of Yanacocha’s water balance and storm water management system and review of post-closure management costs. The ongoing Yanacocha closure studies are expected to be progressed in 2025 and continue in the future. Future material increases or decreases to the asset retirement obligation could occur as additional analyses are completed and further refinements to water quality and volume modeling are completed. Additionally, revisions to the Yanacocha reclamation plan may change in connection with the Company’s ultimate submission and review of the plan with Peruvian regulators. Refer to Notes 6 and 25 to our Consolidated Financial Statements for information regarding reclamation and remediation, and Note 1 to our Consolidated Financial Statements regarding the Company’s interest in Yanacocha.
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
In recent years we have provided greater transparency on environmental, social and governance performance in response to stakeholder engagement and requests, and provided supplemental disclosures in our Annual Sustainability Report and other sustainability reports on our website in connection with stakeholder concerns and issues. Such increased transparency may result in greater scrutiny and impact how the Company is perceived.
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

We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure or cybersecurity attacks and risks associated with implementation, upgrade, operation and integration.
Our business operations rely heavily on technology platforms and systems to manage and optimize our globally diverse mining assets. These systems are critical to ensuring safety, operational efficiency, cost management, and meeting environmental, social, and governance (ESG) objectives. However, the increasing sophistication of cybersecurity threats, coupled with the adoption of emerging technologies such as artificial intelligence (AI), automation, and cloud-based platforms, poses important risks to our operations, financial performance, and reputation.
Our systems, as well as those of our third-party service providers, vendors, and partners, face a wide range of cybersecurity threats, including: Ransomware, malware, and phishing schemes targeting critical systems and sensitive data; unauthorized access and breaches affecting intellectual property, financial information, and operational data; vulnerabilities introduced through supply chain dependencies and third-party security weaknesses; human error, design flaws, and system misconfigurations.
The adoption of new technologies and the adoption of remote and flexible work arrangements enhances our operational capabilities but introduces additional risks. AI, for example, is increasingly leveraged by Newmont for decision-making, mineral extraction optimization, and autonomous operations. While AI has the potential to improve efficiency and safety, it also presents unique vulnerabilities, including algorithmic biases that could lead to inaccurate decisions or unintended outcomes; data integrity risks, such as manipulation or corruption of datasets used to train AI systems; unauthorized access or exploitation of AI-powered systems, potentially compromising operations or sensitive data.
Additionally, the increased interconnectivity of automated and cloud-based systems and increase of our remote workforce expands our cyber-attack surface, requiring heightened vigilance and advanced security measures. These risks are further compounded for our operations in countries with higher geopolitical risk.
The Newmont cybersecurity program is designed to protect our technology platforms and address risks associated with the implementation of emerging technologies. While these efforts are designed to align with industry best practices, no system can eliminate all risks, especially given the pace of technological advancement and the evolving nature and increased frequency of cyber threats. In addition, we do not carry specific cybersecurity insurance to help mitigate such costs due to increased premiums and limited market availability.
Therefore, a successful cyberattack or other cybersecurity incident could result in production and operational downtimes, data corruption, and unauthorized disclosure of sensitive information. For example, in 2020, we detected a cyberattack on our systems. Although we were able to respond quickly to stop the continued spread of the threat, it took significant time and resources to fully identify the scope of the attack and to recover our systems and data. The cost of responding to and remediating such event was immaterial. Although the 2020 attempts and other cyber incidents to date have not resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for preparing and protecting against such attempts and mitigating such risks may prove to be insufficient against future attacks. These events may subject us to significant expenses, remediation costs, disputes, financial losses, regulatory actions or investigations, litigation, reputational harm, and delays in the deployment of critical technologies, that could results in damages, material fines and penalties, and harm to our reputation, any of which could have a significant effect on our financial condition, results of operations, liquidity, and cash flows. The risks associated with the implementation of emerging technologies, if not effectively mitigated, could undermine the benefits of these advancements and impact our competitive position.
In addition, we are subject to various legislation, regulations, directives and guidelines from federal, state, local and foreign agencies, that are intended to strengthen cybersecurity measures required for information and operational technology, and that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information. Failure to comply with any of applicable legal requirements could result in enforcement action against us, including fines, which could harm our reputation and have a significant effect on our financial condition, results of operations, liquidity, and cash flows.
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
•disputes between partners regarding management, funding or other decisions related to the joint venture; and
•activities conducted by partners outside the joint venture may lead to reputational or regulatory consequences that negatively affect the performance or reputation of the joint venture due to their association.
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
Newmont is also exposed to non-managed investments related to its joint venture interest in Pueblo Viejo mine (40.0% owned) and Norte Abierto (50% owned). We also hold a 32.0% equity interest in Lundin Gold, a Canadian mine development and operating company, operating the Fruta del Norte gold mine in Ecuador, in addition to a variety of exploration and project joint ventures.
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
From time to time, countries in which we operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging market countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on Newmont, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. Measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for Newmont. For example, Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% over the last three years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency. These restrictions directly impact the timing of Cerro Negro's ability to remit cash from gold sales and pay interest and principal portions of intercompany debt to the Company. In addition, PNG is currently experiencing a backlog by foreign and domestic companies and governmental agencies to convert Kina into foreign currencies. The Bank of PNG implements foreign exchange controls and manages the exchange rate of the kina against the U.S. dollar. There is a risk that further changes in foreign exchange controls may adversely impact future revenue and profitability. For more information, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. See also risk factors under the headings “Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest”, “Our operations at Ahafo and Akyem in Ghana are subject to political, economic, security and other risks” and “Our Merian operation in Suriname is subject to political, security and economic risks”, “Our operations at Lihir and project at Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties” and “Our operations and projects Canada are subject to legal and regulatory risks and other uncertainties in connection with claims and challenges by Indigenous groups” below.
Future funding requirements may affect our business, our ability to pursue new business opportunities, invest in existing and new projects, pay cash dividends or engage in share repurchase transactions.
Potential future investments, including projects in the Company’s project pipeline, acquisitions and other investments, will require significant funds for capital expenditures. Depending on gold, copper, silver, lead and zinc prices, our operating cash flow may not be sufficient to meet all of these expenditures, or result in strategic reprioritization of the project portfolio, depending on the timing of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments, fund our ongoing business activities, and fund construction and operation of potential future projects. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold, copper, silver, lead and zinc prices as well as our operational performance, current cash flow and debt position, among other factors. We may determine that it may be necessary or preferable to issue additional equity or other securities, defer projects or sell assets. For example, in February 2024 Newmont announced its intent to divest non-core assets, including six operations and two projects from its Australian, Ghanaian, and North American business units. At the end of 2024 the sale of Telfer operation and Newmont's 70% interest in the Havieron project closed and definitive agreements were in place to divest four other operations; Akyem, Musselwhite, Éléonore and CC&V. In addition, proceeds were also received from the completed sale of investments, including the sale of the Lundin Gold stream credit facility and offtake agreement, and the monetization of Newmont's Batu Hijau contingent payments.
U.S. and global markets have, from time to time, experienced significant dislocations and liquidity disruptions. For example, the COVID-19 pandemic and events related to the recent and on-going conflicts (such as sanctions in Ukraine, Russia and/or Belarus), have in the past, and may in the future cause volatility and pricing in the capital markets. Additional financing may not be commercially available when needed or, if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, any additional financing may involve substantial dilution to existing stockholders. In the event of lower gold, copper, silver, lead or zinc prices, unanticipated operating or financial challenges, or new funding limitations, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing business activities, retire or service all outstanding debt, fund share repurchase programs and transactions and pay dividends could be significantly constrained.
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
The occurrence of one or more of these events in connection with our exploration activities, development and production and closure of mining operations may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment and infrastructure, work stoppages, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial position.
Mining operations involve a high degree of risk, including hazards related to the use of explosives and hazardous chemicals and critical equipment failure.
Our operations are subject to risks associated with the transportation, storage, handling and use of explosives and hazardous chemicals. These include unplanned detonation of explosives and catastrophic release of hazardous chemicals (for example, due to vessel rupture resulting in an explosion or toxic gas release). Critical equipment related risks that apply to various Newmont sites include for example, mill failure arising from catastrophic failure of a component, or unavailability of mine haul fleet. Other critical equipment related risks may be site specific. For example, asset integrity at Lihir may be impacted by the proximity of the mine to a corrosive marine environment. The occurrence of such catastrophic events may result in work stoppages, damage to or destruction of mines and other producing facilities, damage to or loss of life and property, environmental damage and possible legal liability for any or all damage or loss and may adversely affect the Company’s operating results and financial condition.
We rely on our supply chain operations to procure goods and services to support our operations and projects, and competition with other natural resource companies, and shortage of critical parts, services and equipment may adversely affect our operations and development projects.
Production continuity and cost profile can be impacted by risks associated with the management and operation of the Company’s inbound global supply chain (including risks associated with the inventory management of critical equipment, spares and consumables). We rely on our global supply chain to procure goods and services from suppliers and contractors to support our operations and projects. We are exposed to material availability, disruption and performance risks across our supply chain, including lack of suitable suppliers or contractors, cost increases, impacts of pandemics and epidemics on the supply chain, transportation and logistics issues including delays in delivery, disruption to trade flows due to geopolitical tensions and/or changes in legislation, performance of suppliers and contractors to contractual terms, and damage to our reputation caused by actions of our suppliers or contractors. In addition, our ability to competitively source goods and services may be affected by local content procurement commitments in the jurisdictions in which we operate. See the risk factors “We rely on contractors to conduct a significant portion of our operations and construction projects” and “Our operations and projects may be adversely affected by rising energy prices or energy shortages” below for further information.
Inbound supply chain disruptions could lead to mine site production curtailment or stoppage if a critical material or labor input is unavailable. This could have a material adverse impact to our financial condition depending on the duration of the curtailment or stoppage. The Company is also exposed to outbound supply chain risk, particularly fluctuating transportation charges, delays in delivery of shipments, theft, terrorism, geopolitical tensions and border closures and adverse weather conditions.
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
We may be unable to obtain or retain necessary permits and land or mining tenure, which could adversely affect our operations and projects.
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
Many of our mining and processing operations, including tailings storage, project expansions, and exploration and development activities require mineral, mining and/or surface land tenure properties that are leased, granted to, or otherwise acquired by the Company for specified periods of time. Securing, maintaining, extending, and renewing the Company’s rights, titles, or interests ("Legal Title") in and to these land tenures can be costly, subject to political, regulatory, and social risks, and no assurance can be provided that all required leases or other types of land tenure will be granted, maintained, extended, or renewed. For example, additional tailings capacity is needed to support future growth and sustainability of Boddington operations beyond 2025. Boddington’s existing tailings facility is expected to reach the permitted capacity in 2026. Following advancement of the life of mine tailings study to explore options for continued tailings deposition, the Company decided to expand the existing F1/F3 Residue Disposal Area ("RDA") from an ultimate capacity of 600Mt to 750Mt to provide storage capacity to 2029, subject to permitting and other approvals. Beyond 2029 an additional tailings facility would need to be built, termed RDA2, and this facility is also subject to permitting and other approvals, including additional environmental permits. Further, the Boddington operation is primarily located on mining leases with renewal dates commencing in 2028. The lease renewal, as well as additional leases required in connection with tailings expansion, require cooperation and agreements with third parties. No assurances can be provided that such renewals and additional lease scope for further tailings capacity will be secured at similar cost, commercially reasonable terms, or at all. A failure to secure agreement on commercially reasonable terms could result in increased costs, requirements to move infrastructures, modification to future plans, including cessation of mining.
Similarly, the current capacity of the TSFs at Cadia should support operations through to the current permitted time period by exhausting capacity within the current Pit TSF ("PTSF") and by constructing a raise to the South Tailings Storage Facility ("STSF"), as has been permitted. Studies evaluating potential options to increase tailings storage capacity are underway, including additional placement of tailings on the North Tailings Storage Facility ("NTSF") and a proposal to construct an extension to the current STSF ("STSFX") to provide capacity to approximately 2050. Cadia is currently approved to continue operations until 2031 and is seeking approval from the NSW Government to extend our mining operations beyond 2031. This is known as the Cadia Continued Operations Project (“CCOP”), of which the construction of an extension to the STSFX is a project feature. No assurances can be provided that approvals will be secured.
Failure to obtain required land tenure can have serious consequences, including loss of Legal Title in and to mineral and/or surface properties that are owned or controlled by the Company, cessation of operations, project delays or cancellations, increased costs, and potential litigation or regulatory action. Any of these outcomes could materially and adversely affect our business, reputation, operational performance, and financial condition. See risk factors under the headings “Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability,” and “Title to some of our properties may be insufficient, defective, or challenged”.
Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.
Greater scrutiny on the private sector broadly and multi-national companies specifically, to contribute to sustainable outcomes in the places where they operate, has led to a proliferation of standards and reporting initiatives focused on environmental stewardship, social performance and transparency. Extractive industries, and mining in particular, have seen significant increases in stakeholder expectations. These businesses are increasingly required to meaningfully engage with impacted stakeholders; understand and avoid or mitigate negative impacts while optimizing economic participation and uplift opportunities associated with their operations. The expectation is for companies to create shared value for stockholders, employees, governments, local communities and host countries. Such expectations tend to be particularly focused on companies whose activities are perceived to have high socio-economic and environmental impacts. In Canada, for instance, there is increased expectation that is also increasingly supported by regulations and/or case law for Indigenous communities on whose traditional territories mineral development occurs or is impacted by mineral development to share in the economic prosperity of the mine, and for such communities to share in joint decision making with government regulators on various permitting efforts. Newmont has over many years developed and continues to evolve a robust system of ESG management that includes policies, standards, guidance, assurance, participation in international organizations focused on improved performance and outcomes for host communities and the environment. In Ghana, for instance, in response to resettlement-related complaints, Newmont worked with national and local government authorities, traditional leaders, impacted farmers/landowners and other concerned stakeholders to analyze impacts, extend programs to support vulnerable households and provide enhanced and/or alternative livelihood support. Despite the Company’s commitment to on-going engagement with communities and stakeholders, no assurances can be provided that increased stakeholder expectations will not result in adverse financial and operational impacts to the business, including, without limitation, operational disruption, increased costs, increased investment obligations, increased commitments to local and/or Indigenous communities with fiscal implications, and increased taxes and royalties payable to governments.
Illegal mining and artisanal mining occur on or adjacent to certain of our properties exposing such sites to security risks.
Artisanal, small scale and illegal miners have been active on, or adjacent to, some of Newmont’s African and South American properties, including in Peru, Suriname and Ghana in recent years. For example, in Ghana in 2019, illegal miners attacked a field team of security guards employed by a security contractor, tragically resulting in a fatality. While we are working collaboratively with the artisanal miners in Suriname on a program that includes improving mining practices for improved safety, environmental and processing practices as well as alternative livelihood opportunities, this not always possible. Illegal mining, which involves trespass and occupation of exploration, development, and operating properties present significant security, safety, legal, and environmental risk, which could result in a security threat to human life, infrastructure, and equipment, and lead to the loss of legal title, possession, or use of Newmont's land tenure. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, legal, safety and health impacts of artisanal and illegal mining are frequently attributed to formal large scale mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners normally have separate and distinct supply chains. These misconceptions impact negatively on the reputation of the industry. The activities of the illegal miners could cause damage to Newmont’s properties or result in inappropriate or unlawful use of force for which Newmont could potentially be held responsible. The presence of illegal miners could lead to exploration and project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development. Finally, it is difficult to separate potential or actual environmental impacts from Newmont's activities from those of artisanal miners who have illegally accessed and are operating on our land tenure. This can cause both reputational and compliance challenges.
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
Our operations and projects face substantial regulation of health and safety.
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
Our operations and projects are subject to extensive environmental laws and regulations.
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
Waste Rock and Tailings Management
Our gold and copper mining and ore refining/metals extraction processes generate waste by-products such as waste rock (managed in waste rock dumps or, in the case of Lihir, harbor waste rock platforms and permitted barge dumping locations) and tailings (managed by the use of tailings storage facilities, lacustrine deposition in the case of Brucejack or deep sea tailings placement in the case of Lihir and as proposed at Wafi-Golpu). Tailings storage facilities are constructed progressively throughout the life of the mine to support increasing capacity requirements. If there is a failure in the integrity of a tailings storage facility, there is a risk that tailings or large volumes of water and/or potentially contaminating materials may be released and cause material harm to human health and/or the environment downstream of the facility. Such an occurrence could severely damage our reputation and materially adversely impact our operating results and financial condition. It may also subject us to civil and/or criminal action, penalties and claims from environmental and planning regulators and/or affected third parties, and may lead to the suspension or disruption of our operations and projects. For example, in December 2023 at our now divested Telfer operation in Western Australia, cracking and sinkholes were detected on an internal embankment of the site’s TSF. Upon detection, the Company suspended its processing operations and a prohibition notice limiting the use of the facility was issued by the local regulator, which was lifted in September 2024 following completion of remediation works. See also risk factor under the heading "Our operations and projects are dependent on the availability of sufficient water supplies and subject to water-related risk."
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
In August 2023, the NSW EPA commenced proceedings in the Land and Environment Court of NSW (the “NSW Land and Environment Court”) against Cadia Holdings, alleging that air emissions from Cadia in March 2022 exceeded the standard of concentration for total solid particles permitted under applicable laws due to the use of surface exhaust fans at the mine. On September 29, 2023, Cadia Holdings entered a plea of guilty and the NSW Land and Environmental Court listed the case for a sentencing hearing on March 28, 2024. On October 13, 2023, the NSW EPA commenced additional proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two additional contraventions of applicable air emissions requirements in November 2021 and May 2023 and two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. On November 24, 2023 Cadia Holdings entered a plea of guilty to the two additional charges relating to applicable air emissions requirements the sentencing hearing took place before the NSW Land and Environment Court on June 21, 2024. The matter has been adjourned pending the delivery of the judgment. On October 18, 2024, Cadia Holdings entered a plea of not guilty to the proceedings related to alleged air pollution from Cadia Holdings’ tailings storage facilities. The proceedings have been adjourned for further directions on February 21, 2025. The NSW EPA’s investigation regarding the management of air emissions from the mine is ongoing.
While no specific relief has been sought by the NSW EPA in its proceeding against Cadia Holdings before the NSW Land and Environment Court, the court can impose penalties.
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
Environmental Sampling in the Cadia Area
In early 2023, residents living near Cadia raised concerns about potential impacts to drinking water supplies by various contaminants, including metals such as lead, nickel and copper, which they allege are related to emissions from the vent rises at Cadia, as well as periodic dust emission events at NTSF and STSF. In response to community concerns, the New South Wales Ministry of Health tested the quality of residents’ kitchen tap water and reported that it was safe to drink. The NSW EPA also undertook water testing in the local area and the majority of results from the kitchen tap samples show metal concentrations below the Australian Drinking Water Guidelines values. The majority of the instances of non-compliance from both Cadia Holdings’ and the NSW EPA’s sampling programs showed that such instances of non-compliance were influenced by building and plumbing materials.
A particulate characterization study, which was undertaken by the Australian government’s Australian Nuclear Science Technology Organisation (the “ANSTO”) and commissioned by Cadia Holdings in collaboration with the local community, assessed the PM2.5 dust contribution from Cadia to the regional air shed over a two-year period and concluded that Cadia contributed only a small percentage of soil particulate matter. In fact, soil was determined to be the least significant source of air pollution over the two-year period, contributing less than 10% to the total PM2.5 mass. The ANSTO study also determined that metals of concern recently identified by the community, such as lead, nickel, selenium and chromium, occurred at very low levels in the PM2.5 fraction and did not exceed any national standard. The report is part of a comprehensive suite of independent air and water quality investigations, including with respect to sampling of drinking water sources, air quality monitoring, dispersion modelling and lead fingerprinting, that have been or are being conducted to determine the source of metals within the local airshed and to assess any health risks to the local community, if any, from air emissions from the Cadia mine site.
In 2024, some local residents reported perfluoroalkyl and polyfluoroalkyl Substances (“PFAS”) and other contaminants were allegedly being detected in the river catchment surrounding Cadia. The NSW EPA conducted sampling and the results show PFAS, particularly perfluorooctane sulfonate (“PFOS”) and perfluorooctanoic acid (“PFOA”), at several sites in the river catchment upstream and downstream from Cadia. The EPA will continue its sampling program in 2025.
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
Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.
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
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020, and subsequent UN Climate Change Conferences reaffirmed the commitments of the Paris Agreement, although in January 2025 President Trump signed an executive order to withdraw the U.S. from the Paris Agreement. Newmont supports the UNFCC goal of limiting global warming to “well below 2oC” compared to pre-industrial levels and plans to transition its operations to meet this goal by 2030, with an aspiration of carbon neutrality by 2050. In 2020, Newmont also announced plans to invest in climate change initiatives in support of this goal, and additional material investments and capital expenditures will be required in order to meet our climate targets in the future. Inconsistent implementation or significant delay in the implementation of country-level policy is likely to increase the risk for future regulatory impacts and rapid shifts to low-carbon technologies, including renewable energy use. In addition, the UN Climate Change Conference of the Parties 2024 (COP29) reported several challenges in the transition to renewable energy, including that many countries are not transitioning as quickly as needed, which could jeopardize their ability to meet climate targets. This may cause competition for renewable resources, which may lead to increased costs and reliability issues for Newmont.
Policy and regulatory risk related to actual and proposed changes in climate- and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may cause us to incur higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation obligations. For example, operational and capital expenses are expected to increase in order to meet renewable portfolio standard requirements from current costs over the next 10 years in Australia, Canada, Mexico and the U.S. Carbon taxes, fuel switching and the transition to cleaner purchased power and/or on-site renewable energy generation will require significant upfront capital expenditures and may also increase operating costs. As another example, the carbon tax in Canada of C$80/tonne of CO2 set to increase to C$170 by 2030, is impacting operating costs at our Canadian operations. We expect the potential for similar tax increases in other jurisdictions. Additionally, we do not maintain insurance policies against such climate-related risks or taxes.
The development and deployment of technological improvements or innovations will be required to support the transition to a low-carbon economy, which could result in write-offs and early retirement of existing assets, increased costs to adopt and deploy new practices and processing including planning and design for mines, development of alternative power sources, site level efficiencies and other capital investments. Our investments in these technologies may also expose us to legal, operational and reputational and other risks. The pace of development of such technologies may be inadequate, such technologies may be insufficient, and we may not be able to deploy such technologies at a commercial scale. We will also consider the limited use of carbon neutralization or offsets in the future for hard to abate emissions to assist in meeting our 2050 carbon neutral goal, and there may be an insufficient supply of offsets to achieve our goals.
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

Our ability to meet our climate strategy commitments and goals is subject to numerous risks and uncertainties and relies on, among other things, our ability to invest in emissions reduction projects, our ability to implement operational changes and the availability of technology to achieve such commitments and goals. In addition, our ability to achieve our Scope 3 emissions targets is subject to the actions of entities not within our control. There is also a risk that some or all of the expected benefits of achieving such commitments and goals may fail to materialize within our anticipated time frames or at all. Investors and other stakeholders may not agree with our climate strategy commitments and goals, and we also face pressure from some in the investment community and certain public interest groups to limit the focus on ESG in our decision-making, arguing that ESG considerations do not relate to financial outcomes. A failure to meet our climate strategy commitments and goals and/or societal or investor expectations could result in damage to our reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to our ability to conduct our operations and develop our projects, which may result in a material adverse impact on our business, financial position, results of operations, and growth prospects. Further, the Company’s financing strategy is tied to its ESG commitments. The interest rate of Newmont’s $1 billion aggregate principal amount of 2.600% Sustainability-Linked Senior Notes due 2032 is linked to Newmont’s performance against key ESG commitments regarding 2030 emissions reduction targets and the representation of women in senior leadership roles target. As such, a failure to meet our climate and sustainability targets can result in further expense and impact our financial condition and ability to raise capital in the future.
Our targets are uniquely tailored to our business, operations and capabilities, which do not easily lend to benchmarking against similar sustainability performance targets, and the related performance, of other companies. In addition, our climate-related targets are aspirational and subject to change, and reflect assumptions that are necessarily uncertain and may not be realized. We continue to review and revise our approach, and our targets may be further adjusted to align with future updates to our approach. The acquisition of Newcrest Mining Limited on November 7, 2023, required that we recalculate the target baseline years and trailing years GHG emissions data pursuant to our publicly disclosed greenhouse gas emissions calculation methodology framework. Additional rebaselining in connection with our pending and future assets sales is also expected. We are continuing to review our targets and roadmap which may result in additional adjustments in the future. Additionally, the methodologies that we use to calculate our Scope 1, Scope 2 and Scope 3 GHG emissions may change over time based upon changing industry standards, which may impact, positively or negatively, our ability to satisfy our targets, which could in turn adversely affect our reputation. Any major acquisition, merger, consolidation or divestiture or any series of related acquisitions, mergers, consolidations or divestitures, by or involving us, may impact our ability to achieve our targets and commitments. There is currently no generally accepted global definition (legal, regulatory or otherwise) of, nor market consensus as to what criteria qualify as, “green,” “social,” “sustainable” or “sustainability-linked” (and, in addition, the requirements of any such label may evolve from time to time), and therefore no assurance is or can be given that Newmont will meet any or all investor expectations.
Our operations and projects are subject to a range of transitional and physical risks related to climate change.
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
Physical risks related to extreme weather events such as extreme precipitation, flooding, longer wet or dry seasons, flooding and drought conditions, increased temperatures, sea level rise, landslides, mine flooding, tsunami, geysers and outbursts, avalanches, landslides, wildfires or brushfires, or more severe storms may have financial implications for the business. In particular, the effects of changes in rainfall and intensities, water shortages and changing storm patterns have from time to time adversely impacted, and may in the future adversely impact, our costs, production levels and financial performance. For example, we experienced severe flooding in early 2017 at our Tanami mine in Australia which led to shutdown of operations for several weeks. In 2019, Tanami completed the construction of a natural gas pipeline to deliver fuel to the site to replace diesel fuel that is trucked to the site on roads that regularly flood due to increasing seasonal rainfall. Our operations in Suriname and Peru have also experienced delays in connection with the delivery of key production supplies due to temporary flooding. In 2019, Cadia experienced droughts, which resulted in temporary process plant water shortages and lower processed volumes. In 2023, the Éléonore mine in Quebec Canada had to shut down for several weeks due to prolonged wildfires conditions nearby, and Lihir’s operating and financial performance was impacted by lower feed grade reflecting a higher proportion of low grade material being processed in the second half of the year, following extreme rainfall that limited pit access and caused materials handling issues at the mine crusher. This followed prolonged drought conditions across the province of New Ireland in PNG, where Lihir is located, which resulted in limited raw water supply to Lihir. Floods and wildfires have also occurred near Cadia and Red Chris in recent years.
There is also the potential for disruption to transport routes associated with the distribution of our products. For example, Brucejack’s glacial access road, which is an essential means of entering that mine site, may be subject to a risk of thawing due to the potential for an increase in average temperatures, which may be related to climate change. Severe storm events can also result in unpermitted off-site discharges, slope instability, mine pit erosion and structural failures, tailings storage facility overtopping and other impacts, including water storage and treatment facility capacity considerations. Extended dry seasons or unseasonal dry conditions could exacerbate dust generation from operating activities that may require additional controls for continued operation or result in compliance breaches. Changing climatic conditions may also affect the likelihood of meeting closure success criteria and require adjustments to mine site rehabilitation and closure plans. The higher potential for extreme heat conditions may affect equipment efficiency. For additional information, see risk factors under the headings “Our operations and projects are dependent on the availability of sufficient water supplies and subject to water-related risks” and “Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability.”
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
Operations may also experience challenges to operating conditions, such as inundation, inrush of water or other materials, airblast and those relating to elevated temperatures (including management and discharge of hot water encountered in the underground workings). These risks could result in damage to, or destruction of, mineral properties, production facilities, equipment or other properties, personal injury or death of employees or third parties, environmental damage, community outrage, delays in mining, increased production costs, monetary losses and possible legal liability. Our operations are also subject to risks associated with a natural disaster, which include risk of tsunami, wildfires, mine flooding, geysers and outbursts, cyclones, avalanches and landslides. In addition, seismic activity may impact operations that are located in seismically active areas and subject to risks of earthquakes, such as Cadia and, with the related risks of tidal surge and tsunamis, Lihir. For instance, a large seismic event in 2017 impacted Cadia resulting in a temporary suspension of operations. Seismic activity has also been experienced at our Éléonore mine. Additionally, our Lihir operation is located within the Luise Caldera of the Luise Volcano which is located on the east coast of the Aniolam Island. The caldera is geothermally active in the form of hot springs and fumaroles.
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
In addition, Newmont has both operational (active and inactive) and closed tailings storage facilities ("TSFs") in a variety of climatic and geographic settings. Annually, Newmont manages and disposes more than 150 million tonnes of milled rock slurry, referred to as tailings, that are placed within engineered, surface containment facilities, or placed as structural backfill paste in underground mines (e.g., Éléonore, Porcupine). Newmont has experienced seepage and/or localized instability at TSFs which required us to re-evaluate our emergency response systems and make modifications to our TSFs. Issues with TSFs, such as instability, failure and/or seepage could occur in the future, and Newmont conducts detailed risk assessments considering potential failure modes to support understanding and development of risk mitigation measures in accordance with the As Low As Reasonably Practicable principle. The failure of a TSF embankment or a water storage dam at one of our mine sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large-scale tailings dam failure at an unaffiliated mine in Brazil, which resulted in numerous fatalities and caused extensive property, environmental and reputational damage. Recognizing this risk, Newmont continues to review and refine our existing practices and, as a member of the International Council on Mining & Metals ("ICMM"), commits to implementation of the GISTM. Work is underway to bring all TSFs in our portfolio into conformance with the GISTM by August 2025, and no assurance can be given that conformance will be achieved by such deadline. Conformance with the GISTM as well as improved understanding of our tailings risks and requisite mitigation remains on-going and has and may continue to result in increases to our estimated sustaining costs and closure costs for existing tailings facilities. Despite these efforts, no assurance can be given that TSF failure events will not occur in the future.
A geotechnical failure of a TSF, dam, or pit slope could result in limited or restricted access to mine sites, suspension of operations, government investigations, regulatory actions or penalties, increased monitoring costs, remediation costs and other impacts, which could result in a material adverse effect on our results of operations and financial position. For example, in December 2023 the Company temporarily suspended its processing operations at the now divested Telfer operations in Western Australia after cracking and sinkholes were detected on an internal embankment of the site’s TSF. Remediation works were completed in September 2024.
A failure to safely resolve any unexpected problems relating to these conditions at a commercially reasonable cost may result in damage to infrastructure or equipment or injury to personnel and may adversely impact the Company’s operating results and financial position. See also the risk factors under the heading “We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining” and “Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects” and “Our operations and projects are subject to extensive environmental laws and regulations.”
Our operations and projects may be adversely affected by rising energy prices or energy shortages.
Our mining operations and development projects require significant amounts of energy. Some of our operations are in remote locations requiring long-distance transmission of power or energy sources needed to generate power, and in some locations we compete with other companies for access to third party power generators or electrical supply networks. A disruption in the generation or transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.
Our principal energy sources are purchased electricity, diesel fuel, heavy fuel oil and natural gas. A variety of factors, including higher energy usage in emerging market economies, actual and proposed taxation of carbon emissions as well as concerns surrounding global conflicts, could result in increased demand or limited supply of energy and/or sharply escalating diesel fuel, natural gas and other energy prices. A reduction in Northern Territory natural gas production is a specific concern for Tanami’s short-term energy prices. Availability of renewable power sources or conflicting government regulations, such as the proposed reform of the energy market in Mexico, may have an impact on our ability to meet our reduction targets with a specific timeline. Changes in energy laws and regulations in various jurisdictions, restrictions on energy supply and increased energy prices could negatively impact our operating costs and cash flow.
As our operations move to reduce our GHG emissions, renewable power sources and technology at our operations will continue to be evaluated and implemented. Such transitions are likely to require capital expenditures and may result in additional costs. Certain of our operations may also become more dependent upon access to electrical power supply as certain mines advance projects aimed at the electrification of large haulage fleets. The availability to access renewable power (with greater competition) and the readiness of technology to support decarbonization with the timeframe of the 2030 and 2050 targets remains subject to uncertainties, which could impact ability to achieve targets. See the risk factor above under the heading “Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy”.
Our operations and projects are dependent on the availability of sufficient water supplies and subject to water-related risks.
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
Our Peñasquito and CC&V operations are situated in areas with high baseline water stress. CC&V in Colorado must purchase water supply in order to meet site needs and augmentation requirements. Peñasquito in Mexico takes its water supply from the Cedros Aquifer which has limited and declining yield as it is located in a dry and arid area that is prone to drought, and also is relied upon by nearby communities as a water supply for drinking water and agriculture. The water supply at Peñasquito is thus subject to a significant degree of regulatory and community scrutiny, and increased costs, and Peñasquito has made long-term commitments to provide safe community water supplies.
Seasonality and changes in the levels of rainfall can also impact our operations. For example, in January 2023, our Tanami site in Australia experienced unexpected and significant rain resulting in flooding and road closure limiting our ability to get supplies to the site, causing mill backup and impacts to production. Similarly, at Boddington in Australia severe weather and heavy rainfall at Boddington caused delays and impacted productivity during the third quarter of 2021 and 2022. There is also a risk at Boddington that extended below average rainfall or the occurrence of drought in southwest Australia could impact raw water supply for the site. While we have incorporated systems to address the impact of the dry season and water shortages as part of our operating plans, we can make no assurances that those systems will be sufficient to address all shortages in water supply, which could result in production and processing interruptions.
In 2023, Lihir’s performance was impacted following extreme rainfall limiting pit access and causing material handling issues at the crushers. Lihir has also experienced reduced milling rates due to limited raw water supply to the plant driven by drought conditions experienced across the New Ireland Province in PNG. Lihir has progressed options to improve its water management resilience, including improving its internal water recycling and identifying additional water sources and storage options. In addition, Cadia has previously experienced water scarcity from drought conditions in 2019 which resulted in a reduction in water use to assist the Orange community response to the drought.
Increased precipitation and severe storm events may potentially impact tailings storage facilities in the future by exceeding water management capacity, overtopping the facility, and/or undermining the geotechnical stability of the structure. We have experienced impacts at various sites in recent years due to heavy rainfall and severe storms. For example, in 2022, Yanacocha experienced heavy rainfall, above average historical levels, which resulted in significant water balance stress and required active emergency management. Refer to Note 25 to the Consolidated Financial Statements under the heading Environmental Matters - Minera Yanacocha S.R.L, for additional information. Increased amounts of water may also result in flooding of mine pits, maintenance and storage facilities; or may exceed current water management and treatment capacity to store and treat water, physical conditions resulting in an unintended overflow and discharge either on or off of the mine site property. See the risk factor above under the heading “Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for additional information.

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
Our operations and projects are subject to risks related to our relationships and/or agreements with local communities, including Indigenous Peoples, and laws for the protection of cultural heritage.
The Company’s relationships with the communities that are located near its operations or on whose land it operates are essential to the success of its existing operations, exploration activities and the construction and development of its projects. A failure to manage relationships with such communities may lead to local dissatisfaction which, in turn, may lead to interruptions to the Company’s operations, exploration activities and development projects. Specific challenges in community relations include community concerns over management of increased traffic, migratory workforces, environmental impacts and resource depletion, social, environmental and cultural heritage impacts, increasing expectations regarding the level of benefits that communities receive, benefits sharing with Indigenous peoples’ governments, concerns focused on the level of transparency regarding the payment of compensation and the provision of other benefits to affected landholders and the wider community. In particular, opposition by Indigenous communities to the Company’s activities may require modifications to or preclude operation or development of its projects or may require entry into additional agreements with Indigenous communities, which may result in additional costs. Newmont’s current and future operations are subject to a risk that one or more Indigenous communities in the locations in which we operate may oppose continued operation, further development or new development of its projects or operations. Claims and protests driven by such opposition may disrupt or delay activities, including permitting, at the Newmont’s operations and projects. The negotiation and review of agreements, including components such as business development, participation, co-management and compensation and other benefits, involve complicated and sensitive issues, associated expectations and often competing interests. The nature and subject matter of these negotiations may result in community unrest which, in some instances, may lead to interruptions in our exploration programs, operational activities or delays to project implementation or development.
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
Our operations are also subject to laws and regulations that provide for the protection and management of cultural heritage in the jurisdictions in which we operate. For example, following the destruction of Indigenous heritage sites at Juukan Gorge in Western Australia in 2020 and the inquiry and reports issued by the Commonwealth Parliament Joint Standing Committee on Northern Australia in 2021, mining companies have come under heightened scrutiny regarding cultural heritage management, including, for example, with respect to their governance and management processes and procedures around cultural heritage, engagement with Indigenous communities and protection of cultural landscapes. Although the parliamentary inquiry focused on Indigenous cultural heritage, laws to protect and manage cultural heritage also cover non-Indigenous (historic) heritage. Another example, in Western Australia, where Boddington is located, a new Aboriginal Cultural Heritage Act 2021 (WA) came into force in 2023, replacing the Aboriginal Heritage Act 1972 (WA) and introducing new offenses and increased penalties aimed at better protecting Aboriginal cultural heritage in Western Australia. In 2023, the WA Premier announced that the Aboriginal Cultural Heritage Act 2021 (WA) will be completely repealed, with an amended Aboriginal Heritage Act 1972 (WA) replacing it.
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

Newmont’s operations could inadvertently disturb protected cultural heritage assets, resulting in international scrutiny by investors and non-governmental organizations, negative impact on stockholder value, compensation and/or offset claims, increased costs to projects and operations, delays impacting construction or production or project development, court action or other legal proceedings and lasting reputational damage.
Risks Related to the Jurisdictions in Which We Operate
Our operations and projects are subject to risks of doing business in multiple jurisdictions.
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
We have operations and conduct business in a number of jurisdictions, which may increase our susceptibility to sudden tax changes. For instance, a 12% export duty was imposed by the Argentina government in 2018, revised down to 8% thereafter, however, with the election of new government in 2023, the rate is now currently 0%. The state of New South Wales, Australia, passed 2023 legislation that imposes an increased stamp duty which materially affected the Newcrest transaction. Also in Australia, the Debt Deduction Creation Rules, introduced during 2024 and which will first apply to the 2025 year, could have the potential to limit the tax deductibility of intercompany interest expense. In the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little clarity on how the taxes are to be calculated. An ecological tax agreement was ratified in 2021 which provides clarity for 2021 to 2024, after which, the Company, along with other companies in the State of Zacatecas, will need to engage with governmental authorities to understand how the environmental tax would be levied year-over-year. Also, in Mexico, a 2021 tax reform bill proposed federal fees on revenue generated from mining which could impact our operations if passed. Furthermore, a new Economic Plan for 2022 (the "Proposal") was enacted. While the changes under the Proposal are not substantive in nature (in the sense that they do not create new taxes or increase applicable rates), they may increase the future cost of our compliance and pose additional uncertainties in application of the law. Further, the Mexican government has increased the Mining Tax rate from 7.5% to 8.5% effective on January 1, 2025. In the United States, at the federal and state level, regulatory changes which may be implemented in the area of tax reform remain uncertain and may adversely affect companies in the mining sector. For example, NGM could be impacted by the resolutions brought to the State of Nevada Legislature to amend the State Constitution to increase mining taxes. An example of this was the passing of Assembly Bill 495 in 2021 that results in a new excise tax on mining companies engaged in the business of extracting gold and silver in the state of Nevada. In 2024, Pillar II has been enacted in a number of countries. The Pillar II agreement was signed by 138 countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. As Newmont primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to its financial statements. A number of changes in the laws, regulations and policies in PNG have recently been proposed or are currently being considered. See the risk factor under the heading “Our operations at Lihir and project at Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties”. Taxation laws and other regulations of the jurisdictions in which we operate are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. It is difficult to predict whether proposed changes to regulations will be passed or to what extent they will impact the Company. Any additional and/or unexpected taxes imposed on us could have a material and adverse impact on our Company. See also the risk factor under the heading “Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for a discussion of uncertainties and potential tax increases in connection with climate change considerations.
Changes in mining or investment policies or shifts in political and social attitudes in the jurisdictions in which we operate may adversely affect our operations or profitability.
Our operations may be affected in a number of ways by laws and regulations related, but not limited to: restrictions on production; price controls; export controls; import restrictions, such as restrictions applicable to, among other things, equipment, services and supplies, currency remittance, income taxes, expropriation of property, foreign investment, maintenance of mineral, mining, or surface land tenure, environmental legislation, land use, surface land access, land claims of local communities, water use, and mine safety. Failure to comply strictly with applicable laws, regulations and local practices relating to applying for and maintaining land and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as partners with carried or other interests, any of which may adversely affect our operations or profitability.
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
Our operations at Yanacocha and projects in Peru are subject to political and social unrest risks.
Minera Yanacocha S.R.L. (“Yanacocha”), including the mining operations at Yanacocha and the Conga project in Peru, has been the target of local political and community protests, some of which blocked the road between the Yanacocha mine and Conga project complexes and the City of Cajamarca in Peru and resulted in vandalism and equipment damage. While recent roadblocks and protests have diminished, and there is focus on local political activism and labor disputes, we cannot predict whether similar or more significant incidents will occur in the future. The recurrence of significant political or community opposition or protests could continue to adversely affect the continued operation of Yanacocha and other projects in the area.
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
The current Central Government’s legislative priorities and support for responsible mining in Peru remains uncertain. Previous regional governments of Cajamarca and other political parties actively opposed certain mining projects in the past, including by protests, community demands and road blockages, which may occur again in the future. We are unable to predict the positions that will be taken by the Central or regional government and neighboring communities in the future and whether such positions or changes in law will affect current operations and new projects in Peru. Risks related to mining and foreign investment under the new administration include, without limitation, risks to mineral, mining and surface, land tenure and permitting, increased taxes and royalties, nationalization of mining assets and increased labor regulations, environmental and other regulatory requirements. Any change in government positions or laws on these issues could adversely affect the assets and operations of Yanacocha or other projects in Peru, which could have a material adverse effect on our results of operations and financial position. Additionally, the inability to operate or expand at Yanacocha could have an adverse impact on our growth and production in the region. See also the risk factor under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” and refer to Note 1 to the Consolidated Financial Statements regarding the Company’s interest in Yanacocha.
Our Merian operation in Suriname is subject to political, security and economic risks.
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
The government of Suriname previously exercised an option to participate in a fully-funded 25 percent equity ownership stake in Merian. Suriname manages its participation through Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a Surinamese corporation with the Republic of Suriname as sole stockholder. If Staatsolie does not have sufficient funds or borrowing ability to make their capital commitments in accordance with the terms of the partnership agreement, our operations in Suriname could be impacted. See the risk factor under the heading “Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.” Earlier in this section under “Risks Related to Our Business”.
Our operations at Ahafo and Akyem in Ghana are subject to political, economic and other risks.
Newmont operates in Ghana pursuant to a Revised Investment Agreement ratified by Ghana’s Parliament in 2015, which established a fixed fiscal and legal regime, including fixed royalty and tax rates, for Newmont operations in Ghana. The financial and tax stability periods established by such agreements expire as early as 2025 for Ahafo and 2027 for Akyem. The tenure of the Revised Investments Agreement is linked to the mining leases. The Akyem mining leases, which were due to expire in January 2025, were renewed in September 2024 and are currently pending ratification in Parliament. The Republic of Ghana has experienced worsening socioeconomic conditions in recent years. The Ghanaian cedi has experienced significant depreciation with inflation accelerating to 54.1% at the end of 2022. Ghana’s credit rating worsened to speculative grade, at near default to default levels, as the Ghanaian Finance Ministry announced suspension of debt service payments in December 2022 on the majority of its external debt, including commercial and bilateral loans, and that Ghana was seeking to restructure its debt. Efforts in early 2023 to put in place a domestic debt exchange program have faced setbacks from pension funds and by individual bond holders leading to amended terms. Continued economic recession and/or unfavorable macroeconomic indicators have also resulted in pressures from the Government of Ghana to obtain more revenue and benefits from mining companies on the back of anti-mining sentiment and perceived inequities that the industry is not contributing its fair share. To address budgetary deficits, the Government of Ghana initiated measures to generate additional revenue from the mining industry and other sectors of the economy as it attempted to increase revenue collection through various tax audits and investigations, proposed new fees, increased revenue and tax initiatives and other vehicles, such as the Growth and Sustainability Levy, and in 2024, Emissions Levy and VAT on electricity. While the second half of 2023 experienced an improvement in the macroeconomic situation with inflation reducing to 23.2% in December 2023 and 23.8% in December 2024, the Ghanaian cedi being relatively stable, with support from the International Monetary Fund and World Bank in early 2024, significant economic risks remain. A new government was inaugurated on January 7, 2025 after a relatively peaceful election. Other risks include impacts to supply chain, restrictions and local procurement requirements under local content regulations. On the January 8, 2025 in the Daily Graphic newspaper, the Minerals Commission published the 6th edition of the Local Procurement List which includes a prohibition on mining by mining lease holders and requiring surface mining operations to be outsourced to companies with 100% Ghanaian stockholders and directors and underground operations to be outsourced to companies with 50% Ghanaian stockholders and directors. The Ghana Chamber of Mines, of which Newmont is a member, is reviewing the list and is to engage the government on this prohibition on owner mining. Additionally, there is a risk of increase in key commodity prices, more restrictive local banking requirements including requirements for repatriation of proceeds to banks domiciled in Ghana, limitations on capacity of banks to provide reclamation bonds, requests for further local employment requirements, requests for contract renegotiation and increases in contract rates and other costs. The government may grant artisanal mining rights or alternative mining rights, such as sand and gravel, in locations in which the Company has tenure rights, but no active operations, impacting the Company’s non-operational land positions. Economic setbacks and anti-mining sentiment can also result in an increase in community frustration and friction with artisanal small-scale mining resulting in conflicts, which can negatively impact our operations in Ghana.
Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest.
With the election of a new President at the end of 2023, the economic environment in Argentina has experienced stabilization during 2024. Although inflation was drastically reduced, it still is at a high level and will remain as a challenge for 2025. There continue to be risks relating to the uncertain and unpredictable political and economic environment in Argentina, especially at the provincial level in Santa Cruz where our Cerro Negro mine is located. Argentina’s central bank instituted a number of foreign currency controls in an effort to stabilize the local currency. Although some flexibility has been introduced, major restrictions and controls remain in place. For information on Argentina’s foreign currency controls and their effect on our operations, see the section titled “Foreign Currency Exchange Rates” in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. Maintaining operating revenues in Argentine pesos could expose us to the risks of peso devaluation and high domestic inflation.
In recent years, we experienced work stoppages by miners represented by unions at the Cerro Negro Mine. Disruptions may arise again in the future with the unions at the Cerro Negro mine that could adversely affect access to, and operations at, the Cerro Negro Mine. For more information see the risk factor under the heading “Our business depends on good relations with our employees.”

Our operations at Lihir and project at Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties.
Our Lihir operation, which comprises an open pit mine that produces gold doré, is located on the island of Aniolam, PNG. We also hold a 50% interest in a joint venture that owns the Wafi-Golpu exploration project (“Wafi-Golpu” and such joint venture, “WGJV”), which is located in the province of Morobe, PNG. The current PNG administration, led by Prime Minister James Marape, has stated that it wants to increase benefits for PNG from extractive projects. Potential policy changes could include introducing a new production sharing regime for minerals and/or oil/gas, amending or replacing the PNG Mining Act of 1992, introducing domestic processing/refining requirements, changing the level and manner of local equity participation in projects and introducing new taxation regimes, banking and foreign exchange controls and/or controls pertaining to the holding of cash and remittance of profits and capital to parent companies. Any such change could impact our operating results and financial condition.
In 2020, the PNG Government announced that the special mining lease ("SML") for the Porgera mining operation (a major mining operation in PNG which was owned and operated by the Porgera JV and not Newmont) would not be renewed. It subsequently amended the Mining Act and issued a new SML for Porgera to Kumul Mineral Holdings Limited (a State-owned company). Since taking this decision, the PNG Government has been working with the Porgera JV participants and other key stakeholders to establish new arrangements for restarting and operating Porgera. During 2023, the parties signed various agreements and the Government passed specific enabling legislation for a restart of operations at Porgera under new commercial terms. The restart occurred in December 2023. The PNG Government has stated that the decision not to renew the Porgera SML is specifically related to environmental damages claims and resettlement at the Porgera mine and has no bearing on any other operations, including Lihir, or advanced exploration projects, including Wafi-Golpu.
In 2020, the PNG government prepared and submitted to the National Parliament of PNG (the “PNG Parliament”) a proposed new organic law to introduce a production sharing regime for the mining sector. The proposed organic law will require the approval of a two thirds majority of the PNG Parliament and, if passed in its current proposed form, purports to transfer ownership of minerals from the State of PNG to state-owned entities who would then be responsible for negotiating mineral production sharing arrangements. As currently drafted, the bill containing the proposed organic law will not apply to Lihir, but could potentially apply to Wafi-Golpu if a mining lease or mining development contract is not in place before the effective date for the proposed organic law. The bill is yet to be debated in the PNG Parliament. In December 2024 Prime Minister Marape reaffirmed the Government’s intention to reform PNG’s mining and oil/gas laws as part of PNG’s 50th anniversary of independence in 2025 and indicated a production sharing regime for minerals and/or oil/gas remains under consideration.
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
The PNG government has also announced that it is considering replacing the current PNG Income Tax Act with a new Income Tax Act (the “NITA”) with limited consultation undertaken to date. The latest draft legislation provides that the NITA will come into force from January 1, 2026, with further consultation and amendments expected during 2025. It remains uncertain as to whether existing tax attributes of Lihir and Wafi-Golpu will be transitioned under the new law due to the lack of key regulations and other key ancillary pieces of legislation. Any adverse changes to the tax laws and regulations will affect Lihir because its Mining Development Contract does not provide protection against income tax law change. Such changes may also affect Wafi-Golpu depending on the terms of any project agreements that may be entered into with the PNG Government.
There is also the potential for legal challenges to the Wafi-Golpu permitting process as it progresses towards completion, including by PNG provincial governments, landowner groups and civil society organizations. For example, in March 2021 and December 2022, the governor of Morobe Province and certain residents of the surrounding areas of Wafi-Golpu, respectively, commenced judicial review applications against the State of PNG, challenging the December 2020 grant of the environmental permit for Wafi-Golpu. Both reviews are still to be heard and determined. Any such legal challenges may adversely impact the Wafi-Golpu permitting process. In addition, WGJV is currently engaging with the State of PNG to progress the permitting of Wafi-Golpu and has commenced discussions relating to its application for a special mining lease, which was submitted to the PNG Mineral Resources Authority in 2016. In April 2023, WGJV signed a Framework Memorandum of Understanding with the State of PNG, which confirmed the parties’ intent to proceed with the project at Wafi-Golpu, subject to finalizing the permitting process and approvals of the boards of both Newcrest (now Newmont) and Harmony Gold, and progress toward signing a mining development contract, which is a prerequisite to granting a special mining lease. The timing for completing the discussions is uncertain and there is no assurance of the outcomes.
Changes in the laws, regulations and policies described above, or to the manner in which they are interpreted or applied to us, may also adversely impact our ability to extend the Lihir special mining lease upon its expiration in 2035.

Our operations and projects in Canada are subject to legal and regulatory risks and other uncertainties in connection with claims and challenges by Indigenous groups.
First Nations have made claims in respect of Indigenous rights and title to substantial portions of land and water across Canada, which could impact our exploration projects, and operations at Red Chris, Porcupine, Musselwhite, Éléonore and Brucejack. Some of these claims are made outside of treaty and other processes. The effect of such claims on any particular area of land will not be determinable until the exact nature of historical use, occupancy and rights to such property have been clarified, whether by a decision of the Canadian courts or definition in a treaty or otherwise. First Nations throughout Canada are seeking settlements with respect to these claims, including compensation from governments, and are seeking rights to regulate activities by companies within their traditional territories. The effect of these claims cannot be estimated at this time. The federal and provincial governments in Canada have been seeking to negotiate settlements with respective groups in order to resolve many of these claims, and the government routinely delegates procedural aspects of its duty to consult the First Nations to project proponents, particularly with respect to the permitting process. For example, a Statement of Claim filed in November 2024 asserts that resumption of open pit mining at the Pamour mine in Timmins, Ontario, Canada would be without proper consultation or consideration of the cumulative impacts of Taykwa Tagamou Nation's traditional territory and Aboriginal rights, and as such, the associated environmental permits previously issued by the Ontario government with respect to Pamour ought to be revoked (see Note 25 - Commitments and contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this claim).
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
Additionally, the government of British Columbia has committed to reform the Mineral Tenure Act, which governs the acquisition and holding of mineral tenures in British Columbia, in consultation with First Nations and First Nation organizations. This follows challenges by several First Nations in British Columbia against the “free entry” mineral staking regime in the province and a September 2023 Supreme Court of British Columbia decision that held that the province of British Columbia has a duty to consult Indigenous groups when registering mineral claims under the Mineral Tenure Act within their traditional territories. As this reform work remains on-going, the impacts of these developments on the acquisition and renewal of mineral tenures in British Columbia are not yet known.
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
At December 31, 2024, various unions represented approximately 30.4% of our employee workforce worldwide. In 2022, Newmont implemented a new employment model in Ghana converting permanent employees into two-year fixed term contracts. Although 99.8% of eligible employees accepted the new fixed term contract and, received severance for their years of service, following implementation of the new employment model, the two unions requested and were granted new collective bargaining certificates from Ghana’s Chief Labor Officer for bargaining rights for the class of workers to be represented. The two unions are litigating for bargaining rights to be determined based on verification of membership numbers resulting in targeted efforts to increase membership and a writ of summons was issued by the Ghana Mine Workers Union and the suit is ongoing. In Peru, our two labor agreements expire in 2026 and 2027. In Suriname, the collective bargaining with the union for our Merian mine was entered into in 2023, and will expire in 2025. In Argentina where there are three district unions; one union has an expired agreement and another has an agreement in place until 2024. In Timmins, Ontario, we renegotiated a five-year collective bargaining agreement for our Porcupine mine with the United Steelworkers Union in October 2023, which will be in effect through October 2028. In Mexico, following negotiations, we reached a profit sharing agreement in 2022 whereby union represented workforce will participate in uncapped profit-sharing bonus up to 10%, which will result in increased labor costs in the future. A collective bargaining agreement expired in 2024 and in October 2024 Newmont Peñasquito and the National Union of Mining, Metallurgical, Steel, and Similar Workers of Mexico (the Union) agreed on a new Collective Bargain Agreement (CBA) for 2024-2026, reflecting the mutual commitment of all parties. Red Chris has a unionized workforce and has a collective agreement in place from April 2023 until April 2025. One provision of the Red Chris Collective Bargaining Agreement (“CBA”) is still being resolved through arbitration. There is an existing employee enterprise agreement in place at Cadia with a nominal expiry date in 2025. A failure to successfully enter into new contracts or resolve ongoing union complaints could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Future disputes at the Company’s operations, projects or joint ventures may not be resolved without disruptions.
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
Production at our Peñasquito operation is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. In recent years, we have had several disputes with the National Union of Mine and Metal Workers of the Mexican Republic (“the Union”). Following negotiations in 2022, Newmont and the Union reached a CBA in June 2022 whereby Union represented workforce will participate in uncapped profit-sharing bonus up to 10%, which resulted in increased labor costs. In June 2023, the Union made claims regarding violations of legal regulations and labor agreements (which the Company refuted) and notified the Company of a strike action demanding an increase in the uncapped profit-sharing benefit provided for in the CBA that represented a 100 percent increase equivalent to a 20 percent instead of 10 percent profit-sharing. The Company urged the Union to abide by the mutually agreed CBA and engaged in dialogue with the Union and the government, but the disagreement remained unresolved until October 2023 when the parties reached a definitive agreement to end the strike. Per the agreement, the Company paid Peñasquito workers a fixed amount equivalent to approximately 60% of wages for the duration of the strike, and an additional bonus of two months’ wages to be paid out in the second quarter of 2024, given that the Peñasquito mine reported no profit in 2023 as a consequence of the strike. Additionally, as a part of a separate annual negotiation under the Collective Bargaining Agreement, the Company agreed to an annual salary increase of 8% effective as of August 1, 2023, which is in line with the Mexican mining industry wage increases for 2023. In October 2024, Newmont Peñasquito and the Union agreed on a new CBA for 2024-2026, reflecting the mutual commitment of all parties.
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
We depend upon the services of a number of key executives and management personnel. Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team and/or executive leadership team and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed. Additionally, efforts to retain, attract and develop key personnel may also result in additional expenses which could adversely impact our financial performance and profitability.
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
In addition, laws and regulations relating to the use of contractors may vary in the jurisdictions in which we operate, and changes in legal and regulatory restrictions may also impact our ability to utilize contractors and outsourcing services. For example, new mining industry regulations came into effect in Ghana, Africa, which require that the supply of specific products and services, and certain roles, be reserved for citizens, which may limit the pool of available contractors and service providers and restrict our ability to utilize certain contractors. Additionally, the Mexican government enacted labor and tax laws in April 2021, significantly restricting certain subcontracting and outsourcing of personnel, which has required the conversion of certain contractors to employee status and resulted in increased labor costs. Further changes in law and the occurrence of one or more of these risks could adversely affect our results of operations and financial position.
Legal Risks
Our business is subject to the U.S. Foreign Corrupt Practices Act, and other related anti-bribery laws and regulations. A breach or violation of these rules and regulations could lead to substantial sanctions and civil and criminal prosecution, as well as fines and penalties, litigation, loss of licenses or permits and other collateral consequences and reputational harm.
We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and other laws with extraterritorial reach, including the U.K. Bribery Act, and anti-bribery laws in other jurisdictions in which we operate generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other improper commercial advantage. We have a business integrity and compliance program which includes our Code of Conduct, Business Integrity Policy and other policies, standards, and procedures, all of which mandate compliance with these anti-bribery laws by the Company and its affiliates and their personnel, and also by third parties when they are engaged on our behalf. Our program also includes preventative and detective controls, and a well-publicized business integrity helpline for raising complaints (including the option for anonymity if the reporter so chooses), questions and concerns as well as processes for evaluating and investigating such concerns and assurances of non-retaliation for persons who raise concerns in good faith. We report regularly to the executive leadership team and the Audit Committee of our Board of Directors on such program components.
We could be held responsible if our internal controls, policies, and procedures fail to protect us from misinterpretation of, or noncompliance with, applicable anti-bribery laws, regulations and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, agents, or associated persons for which we might be considered responsible. As such, our corporate internal controls policies and processes may not prevent or detect all potential breaches of law or other governance practices. In addition, and despite the fact that Newmont undertook significant pre and post-acquisition due diligence efforts, the compliance mechanisms and monitoring programs adopted and implemented by Newcrest prior to our acquisition of Newcrest in November 2023 may not have adequately prevented or detected all possible violations of the U.S. Foreign Corrupt Practices Act and/or other applicable anti-bribery laws and regulations attributable to Newcrest prior to Newmont's acquisition and we may be held liable for any such violations.
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
Our business is subject to U.S. export control laws, economic sanctions, and other international trade compliance regulations with extraterritorial reach. A breach or violation of these laws could lead to substantial sanctions, civil and criminal prosecution, fines, penalties, litigation, loss of licenses or permits, and other collateral consequences, including reputational harm.
Export control laws, economic sanctions and international trade compliance regulations are always changing. As such, we have established a trade compliance program that includes policies, standards, and procedures, designed to ensure compliance with these regulations. Our program includes preventive and detective controls, employee training, and a robust third-party screening and ongoing monitoring program. Despite these efforts, our internal controls, policies, and procedures may not detect or prevent all violations of trade compliance laws, and we could be held accountable for misconduct, errors, or failures by employees, affiliates, agents, or third-party partners. Additionally, in the context of our recent acquisition of Newcrest in November 2023, prior compliance mechanisms and monitoring efforts by Newcrest may not have adequately prevented or detected all violations of applicable trade compliance laws. We conduct investigations and evaluations in response to credible allegations of noncompliance, and may take remedial actions, including, where applicable, voluntary disclosures to authorities. Violations or allegations of trade compliance breaches could result in significant investigation costs, sanctions, litigation, loss of licenses, and reputational damage, which may materially impact our financial condition, operations, and the market value of our common shares.
Title to some of our properties may be insufficient, defective, or challenged.
The sufficiency or validity of the Company's Legal Title in and to its properties may be uncertain or subject to challenges by third parties, including governmental authorities, Indigenous or communal groups, or private entities. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In Mexico, exploration and mining rights are granted through a mining concession, pertaining to the mineral estate, and do not confer rights of ownership, possession, use, or access in or to the corresponding surface estate. Surface rights must be acquired through purchase, lease, or easement from private parties, local communities, or governmental authorities. We enter into temporary occupation agreements ranging from five to thirty years with the Ejido communities, which allow us to use the surface of the lands for our mining operations, and at any particular time we may be involved in negotiations to enter into new temporary occupation agreements or other surface access agreements or amend existing agreements. Failure to reach new, or renewal of existing, agreements or disputes regarding these agreements may lead to, blockades, suspension of operations, project delays, and on occasion, may lead to legal disputes.
In addition, certain Australian and Canadian properties are owned by Indigenous peoples or are subject to certain inherent aboriginal rights, treaty rights, and/or asserted rights in and to their traditional territories, and our ability to acquire necessary rights to explore, develop, or mine these properties is dependent on agreements with them. Our ability to secure permits, licenses and/or agreements may be dependent on formal determinations of Indigenous or Native title rights issued by governmental authorities, the lack or delay of which may impede the Company’s ability to explore, develop, or mine. In Ghana, Peru, and Suriname, our Legal Title may be subject to challenge based on the presence and activities of artisanal miners or other trespassers due to adverse possession and/or the inability of the Company to satisfy its statutory, regulatory, or contractual obligations required to maintain, extend, or renew Legal Title in and to its land tenure. See risk factors under the headings “We may be unable to obtain or retain necessary permits and land or mining tenure, which could adversely affect our operations”, “Illegal mining and artisanal mining occurs on or adjacent to certain of our properties exposing such sites to security risks”, and “Civil disturbances and criminal activities can disrupt business and expose the Company to liability” above for further information. A determination of insufficient or defective Legal Title, or an adverse outcome from a challenge to our Legal Title, could result in loss, litigation, insurance claims, reputational damage, and the impairment, suspension, or cessation of exploration, development, or mining activities. Such outcomes could materially impact our operations, and result in significant financial losses that affect the Company's business as a whole.
Risks Related to Our Common Stock
The price of our common stock may be volatile, which may make it difficult for you to sell the common stock at the price you paid or at prices you find attractive.
As a publicly traded company with securities listed on the New York Stock Exchange ("NYSE"), the Toronto Stock Exchange ("TSX"), the Australian Securities Exchange ("ASX"), and the Papua New Guinea Stock Exchange ("PNGX") the market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding the performance of our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are: (i) changes in gold, and to a lesser extent, silver, copper, zinc or lead prices; (ii) operating and financial performance that vary from the guidance we provided to securities analysts and investors or the expectations of securities analysts and investors or changes in our outlook; (iii) developments in our business or in the mining sector generally; (iv) regulatory changes affecting our industry generally or our business and operations; (v) the operating and stock price performance of companies that investors consider to be comparable to us; (vi) announcements of strategic developments, acquisitions, dispositions and other material events by us or our competitors; (vii) our ability to integrate and operate the companies and the businesses that we acquire; (viii) the perception of the Company’s ESG performance and its ability to deliver on ESG commitments and expectations, including in connection with the Company's climate strategy; (ix) response to activism; and (x) changes in global financial markets and macroeconomic and geopolitical conditions, such as interest or foreign exchange rates, an escalation of sanctions, tariffs, or other trade tensions, stock, commodity, credit or asset valuations or volatility. The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of a particular company, and has in the past been impacted by the COVID-19 pandemic and global conflicts, and could in the future be impacted by geopolitical and other macroeconomic factors. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, securities class action litigation is often brought against companies after periods of volatility in the market price of their securities, such as the securities class action filed in January 2025 asserting that statements we made in conjunction with our financial outlook from February 2024 to October 2024 were false or misleading, or failed to include material information (see Note 25 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this class action law suit). We may in the future be the target of similar litigation which could result in substantial costs and divert management’s attention and resources.
Newmont CHESS depositary interest ("CDIs") are quoted and trade on the ASX in Australian dollars, whereas Newmont common stock is quoted and trade on NYSE in US dollars. While Newmont CDI holders cannot directly trade the underlying Newmont stock on the NYSE, they are entitled to transmute their Newmont CDIs into common stock. There is a risk that the liquidity in the market for Newmont CDIs reduces for a range of reasons including a reduction in the number of CDIs on issue due to the conversion of CDIs to Newmont common stock. Reduced liquidity in the market can impact the speed at which CDIs are able to be bought or sold and the price at which they trade. For a range of reasons, including liquidity, market sentiment and the AUD:USD exchange rate, there is potential CDIs may trade at a discount to our common stock trading on NYSE.
Newmont PETS depository interests (“PDIs”) on PNGX have similar risks to Newmont CDIs as set out above. In addition, as PNG is a developing country, PNGX is a stock exchange located in an emerging market set within a dynamic political landscape. As a result of this, the PNGX and its listing rules may be liable to review and overhaul. This recently occurred with the introduction of a new suite of PNGX Listing Rules which came into effect on July 3, 2023. As the PNGX currently has only 11 companies listed, these new PNGX Listing Rules are largely yet to be tested in practice and, as the PNGX has complete discretion over any application for listing, a risk of uncertainty arises as to their application, particularly in respect of PDIs, as changes to the PNGX Business Rules addressing PDI’s were not included in the recent suite of amendments.
In addition, it is possible that further changes to the PNGX Listing Rules or the PNGX Business Rules will be made in the future, either in respect of PDIs or more generally. Uncertainty created as a result of changing or untested PNGX Listing Rules or PNGX Business Rules may give rise to delays in actions sought to be taken by Newmont, by Newmont PDI holders, and any new compliance requirements may impact on the desirability of Newmont PDIs as a security.
The PNGX is a small market resulting in limited liquidity. Newmont does not know the extent to which investor interest will lead to the development of an active trading market for the Newmont PDIs or how liquid that market may become. There can be no guarantee that an active trading market for the Newmont PDIs will develop or that the price of the Newmont PDIs will increase. There may be relatively few potential buyers or sellers of the Newmont PDIs on the PNGX at any time. This may increase the volatility of the market price of the Newmont PDIs. It may also affect the prevailing market price at which stockholders are able to sell their Newmont PDIs. This may result in stockholders receiving a market price for their Newmont PDIs that is less than the price that the stockholder paid.
Holders of our common stock, CDIs and PDIs may not receive dividends.
Holders of our common stock (including those who hold Newmont CDIs and Newmont PDIs) are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends will be determined based on Newmont’s financial results, balance sheet strength, cash and liquidity requirements, future prospects, gold and commodity prices and other factors deemed relevant by our Board of Directors. Although we have historically declared cash dividends on our common stock, we are not required to declare cash dividends on our common stock (and, by extension, Newmont CDIs and PDIs). An annualized dividend payout level has not been declared by the Board of Directors, and the declaration and payment of future dividends, including future quarterly dividends, remains at the discretion of the Board of Directors. Our dividend framework is non-binding, and our Board of Directors may modify the dividend framework or reduce, defer or eliminate our common stock dividend in the future. A reduction or suspension in our dividend payments could have a negative effect on the price of our common stock.
Compliance with exchange listing rules as a foreign exempt listing may differ from investor expectations.
Newmont is subject to the listing standards of the NYSE, as its primary stock exchange. In addition, it is subject to additional requirements and standards of its secondary listings on the ASX, TSX and PNGX. For example, as part of Newmont’s acquisition of Newcrest, Newmont was admitted to the Official List of ASX Limited as a foreign exempt listing. As a foreign exempt listing, Newmont is exempt from complying with substantially all of the ASX Listing Rules on the basis that Newmont must comply with the rules of its home exchange, the NYSE. ASX Listing Rules with regard to Foreign Exempt Listings which apply to Newmont include: (i) providing the ASX with copies of its public filings; (ii) continuing to comply with the NYSE Listing Rules; (iii) registering as a foreign company carrying on business in Australia under the Corporations Act; and (iv) complying with certain ASX Listing Rules concerning procedural and administrative matters, including lodging announcements, trading halt, suspension and removal. While a benefit of holding CDIs for Australian investors is that it enables trading of Newmont stock on the ASX (via a Newmont CDI), individual investors need to weigh this convenience with the risks inherent in trading CDIs on the ASX rather than the underlying stock on the NYSE, including the potential for delays in disclosure being released to the ASX and fluctuations in price due to trading in underlying Newmont common stock on the NYSE that occurs outside of the ASX trading hours (and which may be influenced by disclosures made outside of ASX trading hours). There may also be a commercial or other disadvantage to investors from the differing disclosure regimes and expectations, as between a stock with a primary listing on the ASX compared to a CDI that is underpinned by a stock with a primary listing on the NYSE. Accordingly, investors in Australia, Canada and PNG should be aware that under applicable listing rules, Newmont’s disclosure obligations as a foreign exempt listing will differ from those of companies with a primary or non-exempt listing on ASX, TSX or PNGX, including without limitation, in connection with certain filing and distribution requirements, financial presentation requirements, and reserve and resource declaration requirements.

Risks Related to Assets Held for Sale and Divestitures
Assets held for sale may not ultimately be divested and we may not receive any or all deferred consideration.
Expectations regarding the planned divestment of assets held for sale are subject to risks and uncertainties. Based on a comprehensive review of the Company’s portfolio of assets, the Company announced a portfolio optimization program to divest six non-core assets and a development project in February 2024. While the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as assets held for sale, there is a possibility that these assets may not be sold for more than one year from the date management committed to sell them, or that they may not be sold at all, due to events or circumstances beyond the Company's control. No assurances can be provided with respect to the satisfaction of closing conditions, including but not limited to entering into transition service agreements, the timing of closing of the transactions or receipt of contingent consideration in the future. While the Telfer/Havieron sale has closed, the terms of the agreement included deferred contingent cash consideration of up to $100. No assurance can be provided with respect to our receipt of such deferred consideration which may be payable to Newmont in cash through a gold price linked payment structure with a 50% price upside participation by Newmont in respect of gold produced from Havieron for five calendar years following the declaration of commercial production, subject to a hurdle gold price of $1,850/oz. The closing of the Akyem sale transaction remains pending as of the date of this report and is subject to the satisfaction of certain customary conditions precedent, including but not limited to, the purchaser obtaining certain filings, approvals, or registrations. Similarly, receipt of $900 in cash consideration for the Akyem sale transaction is subject to closing of the transaction, and an additional $100 in cash consideration may be paid after the earliest to occur of the ratification of the currently renewed Akyem East and West mining leases by the Parliament of Ghana, or the five-year anniversary of the closing date. Additionally, the Akyem sale includes an indemnification in which the Company will indemnify the buyer for losses up to $200 resulting from (i) non-ratification of the Akyem East and West mining leases by the Parliament of Ghana, for a five-year claim period; or (ii) government actions stopping operations within eight months of the transaction close. The purchase price payable at the closing is subject to adjustments for closing cash, working capital, inventory, finished goods inventory, and other customary purchase price adjustment items. The closing of the Musselwhite sale remains subject to no material adverse changes and completion of the pre-closing reorganization and key regulatory approvals, including the Canadian Competition Act. Similarly, receipt of $810 in cash consideration for the Musselwhite sale transaction is subject to closing of the transaction, and an additional $40 in cash consideration may be paid in two installments of $20 at the one- and two-year anniversary of the closing date, subject to certain hurdle gold price of $2,900/oz and $3,000/oz, respectively. The purchase price payable at the closing is subject to adjustments for working capital, finished goods inventory, and other customary purchase price adjustment items. The closing of the Éléonore sale remains subject to no material adverse change and no transaction-related litigation, the completion of the pre-closing reorganization, and regulatory approvals, including the Canadian Competition Act. Similarly, receipt of $795 in cash consideration for the Éléonore sale transaction is subject to closing of the transaction subject to adjustments for working capital, finished goods inventory, and other customary purchase price adjustment items. The closing of the CC&V sale remains subject to no material adverse change and no transaction-related litigation, the completion of the pre-closing reorganization, and regulatory approvals, including the Hart-Scott-Rodino Act review in the United States. Similarly, receipt of $100 in cash consideration for the CC&V sale transaction is subject to closing of the transaction, and an additional $175 in cash consideration may be paid in two equal installments upon certain regulatory approvals and finalization of remediation plans. Additionally, the CC&V sale includes an indemnification in which the Company will indemnify the buyer for 90% of closure costs over $500 with an opportunity to eliminate via a one-time payment. The purchase price payable at the closing is subject to adjustments for working capital, finished goods inventory, and other customary purchase price adjustment items. No assurances can be provided with respect to the timing of closing for these pending sales, receipt of contingent consideration payments in the future, or adjustments due to indemnification requirements or liabilities.
The Company’s asset divestitures place demands on the Company’s management and resources, the sale of divested assets may not occur as planned or at all, and the Company may not realize the anticipated benefits of such divestitures.
The divestiture process involves numerous risks, including significant costs and expenses such as transaction-related fees and potential tax liabilities. If we are unable to complete divestitures on favorable terms, or at all, our business, financial condition, and results of operations could be materially and adversely affected. The anticipated benefits of these divestitures, such as cost savings, and productivity improvements, depend on the efficient and effective transition of operations from Newmont to the asset purchasers. In addition, certain closing conditions rely on performance by the purchaser or third parties including government agencies. No assurances can be provided that the necessary government approvals will be obtained on acceptable terms, or at all, or that the other closing conditions will be satisfied in a timely manner or at all.
Divestitures require the transition of systems and personnel, which may involve anticipated and unanticipated liabilities, costs, and the loss of key employees. Additionally, the transition process could disrupt existing relationships with suppliers, employees, customers, and other stakeholders. Demands will be placed on our managerial, operational, and financial personnel and systems to close these transactions, transition the assets, and provide transition services which may potentially extend for up to a year post closing. In the period between signing and closing, we are required to maintain an as-is state until transition. The resources required by the Company to effect and support the transition depend on the requirements of the purchaser. For example, we may be required to enter into transitional support agreements with the purchasers of these assets, which may require that we provide services and support in areas such as IT, procurement, human resources and finance. The transition process will likely involve, amongst other items, transitioning contracts, licenses, software, and other physical assets, and assisting the purchasers in setting up system to be in a position to run the assets.
There can be no assurance that our systems, procedures, and controls will be adequate to support the transitional services and associated complexities. Challenges or delays in the successful transition of services could have an adverse effect on our operating results and financial condition. Certain closing conditions may require that the Company be liable for limited specific performance post-closing of the divested business or otherwise be exposed to greater-than-anticipated liabilities, including liabilities if a purchaser fails to honor its commitments. These factors may impact the value attributable to or derived from the divested business.
ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.       CYBERSECURITY
Risk Management and Strategy
We rely upon technology and information systems to support our mining and business operations globally. These systems may be susceptible to cybersecurity risks including, but not limited to, external attackers, malware, viruses, and unauthorized access to our IT systems. Cybersecurity and the secure adoption of emerging technologies, including artificial intelligence ("AI"), remain strategic priorities for Newmont. We continuously invest and develop our cybersecurity controls and processes to address these threats and reduce the risk of future breaches and cyber attacks. Risk associated with a cybersecurity incident, impacting our operations, has been integrated into our overall global risk management system and process. Our Board of Directors and management team oversee these risks as part of our enterprise risk management framework, ensuring alignment with our business objectives and regulatory obligations.
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
The sophistication of cybersecurity threats, including through the use of AI, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may become insufficient. In addition, new technology that could result in greater operational efficiency such as our use of AI, fleet electrification, and autonomous vehicles may further expose our operations and computer systems to the risk of cybersecurity incidents. Newmont did not identify any cybersecurity incidents during the year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect Newmont's business strategy, results of operations, or financial condition.
Additional information about cybersecurity risks we face is discussed in Item 1A, Risk Factors of this report under the heading "We are dependent upon information technology and operational technology systems, which are subject to disruption, damage, failure or cybersecurity attacks and risks associated with implementation, upgrade, operation and integration" which should be read in conjunction with the information above.
Governance
As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risk at several levels, including Board oversight, executive commitment and employee training. Our Audit Committee, comprised of independent directors from our Board, oversees the responsibilities relating to the operational (including information technology ("IT") risks and data security) risk affairs of the Company. Our Audit Committee is informed of such risks through quarterly reports from our cybersecurity leadership and it reports any material findings and recommendations to the full Board for consideration.
Our Cybersecurity team, comprised of seasoned IT and cybersecurity members, has decades of experience across multiple technical and compliance disciplines including cyber incident response, forensics, IT compliance, incident recovery, threat investigation and information technology. Our cybersecurity team includes several individuals who hold industry recognized certifications and advanced degrees in cybersecurity. Cybersecurity oversees the implementation and compliance of our information security standards, information technology compliance, and mitigation of information security related risks. The Chief Technology Officer and Chief Information Officer have direct oversight of the cybersecurity function. We also have management level committees, leaders, and a cybersecurity incident team who support our processes to assess and manage cybersecurity risk as follows:

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

ITEM 2.       PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)
Newmont’s production, development, and exploration properties are described below. All key permits have either been obtained by Newmont or approval is expected to be received in the normal course of business. The Company maintains its corporate headquarters in Denver, Colorado, U.S. and has various regional offices. In addition, Newmont holds investment interests in Canada, Mexico, Chile, Argentina, and various other locations. Refer to Item 1A, Risk Factors, for risks related to our properties.
Operating Statistics, Proven and Probable Reserves, and Measured, Indicated and Inferred Resources contain tabular information that is presented in both metric and imperial as follows: (i) metric tonnage is utilized for all metals; (ii) gold and silver grades are presented in grams per tonne; (iii) copper, lead, zinc, molybdenum, and tungsten grades are presented in percentages; and (iv) metal content for gold and silver is presented in ounces while metal content for copper, lead, zinc, molybdenum, and tungsten is presented in pounds or tonnes. Refer to Operating Statistics, Proven and Probable Reserves, and Measured, Indicated and Inferred Resources below.
Production Properties
Newmont’s properties described below are in the production stage and are operated by Newmont, unless otherwise noted. Production and other operating statistics are presented below in the Operating Statistics section for each site. At December 31, 2024, the Peñasquito, Boddington, Cadia, Lihir, and NGM properties are classified as material individual properties under Regulation S-K 1300 and additional details are provided for these properties accordingly.
Brucejack, Canada. (100% owned) Brucejack, located in western British Columbia, approximately 40 miles (65 kilometers) north of Stewart and 28 miles (45 kilometers) southwest of the Stewart-Cassiar Highway 37, is an underground operation. The Brucejack operation comprises four mining leases and six core mineral claims which cover 8,169 acres (3,306 hectares) and 337 mineral claims covering 298,795 acres (120,918 hectares). The mining leases expire in 2045. Brucejack is a deformed, porphyry-related transitional to intermediate sulphidation epithermal high-grade gold-silver deposit. Gold is hosted in quartz-calcite vein stockworks, sheeted veins and veinlets and can also be associated with arsenian pyrite. Process facilities include a mill building containing process equipment, including a rock bin, SAG mill-ball mill circuit followed by conventional flotation, concentrate dewatering, concentrate load-out and tailings dewater operations, a water treatment plant, a paste backfill plant, and a metallurgical laboratory. The mining fleet includes a fleet of load-haul-dump vehicles, trucks for material loading and transport to surface, excavators, bolters, shotcrete sprayers, long-hole drills, and cable bolters. Brucejack’s gross property, plant and mine development at December 31, 2024 was $2,105. Brucejack reported 1.9 million ounces of gold reserves at December 31, 2024.
Red Chris, Canada. (70% owned) Red Chris is 70% owned by Newcrest Red Chris Mining Limited, a Newmont subsidiary, and 30% owned by Red Chris Development Company Ltd., an Imperial Metals subsidiary, and is accounted for under proportionate consolidation. Red Chris is located in northwest British Columbia, Canada, approximately 11 miles (18 kilometers) southeast of the Iskut village, 50 miles (80 kilometers) south of Dease Lake, and 7 miles (12 kilometers) east of the Stewart-Cassiar Highway 37. The Red Chris operation is comprised of five mining leases which cover 12,703 acres (5,141 hectares) and 199 mineral claims, encompassing an area of approximately 164,903 acres (66,734 hectares). The mining leases expire in 2042. Red Chris is a copper-gold open pit mining operation. Newmont is conducting a feasibility study on a potential underground block cave mine, and has commenced an exploration decline. Gold and copper porphyry-style mineralization consists of vein, disseminated and breccia sulfides. The main sulfide mineral assemblage is pyrite-chalcopyrite-bornite. Ore from the mine is fed to a primary crusher with crushed ore conveyed to a coarse ore stockpile. From there ore is reclaimed and fed to a conventional SAG mill–ball mill–pebble crushing comminution circuit which in turn feeds a flotation circuit. Flotation concentrate is dewatered and loaded into trucks for transportation off-site. The processing facilities are housed in a single process building. Additional to crushing and processing are waste rock storage facilities, a tailings storage facility, water treatment facilities, and waste treatment facilities. The available fleet consists of three face shovels, five drills, 22 trucks (dump and water trucks), three graders, one PC2000 excavator, five-non-production excavators, two mini excavators, ten loaders, and nine dozers. Red Chris’s gross property, plant and mine development at December 31, 2024 was $1,967. Red Chris reported 3.7 million ounces of gold reserves and 1.0 million tonnes of copper reserves at December 31, 2024.

Peñasquito, Mexico. (100% owned) Peñasquito is an open pit operation located in the northeast corner of Zacatecas State, approximately 125 miles (200 kilometers) northeast of the city of Zacatecas and is accessible by paved roads with a private airport close to the site. The property began production in 2009, with commercial production being achieved in 2010. Goldcorp, Inc. (“Goldcorp”) acquired its ownership in the mine in 2006 when it acquired Glamis. In 2019, Newmont acquired Goldcorp, obtaining full ownership interest in Peñasquito. Peñasquito consists of the Peñasco and Chile Colorado open pit mines.
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
Process facilities include a sulfide processing plant, comprising two stages of flotation: lead and zinc. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrates. The flotation tailings go for final deposition in the tailings storage facility. The available mining fleet consists of five rope shovels, three hydraulic shovels, four loaders, and 81 haul trucks, each with a 312-tonne payload. The fleet is supported by blast hole production drills, as well as track dozers, rubber tire dozers, excavators, and graders. Peñasquito’s gross property, plant and mine development at December 31, 2024 was $5,625.
As of December 31, 2024 and 2023, Peñasquito reported 4.1 million and 4.6 million ounces of gold reserves, respectively, 253.3 million ounces and 312.6 million of silver reserves, respectively, 0.8 million and 0.9 million tonnes of lead reserves, respectively, and 1.7 million and 2.2 million tonnes of zinc reserves, respectively. These changes represent a decrease of approximately 11% in gold reserves, a decrease of approximately 19% in silver reserves, a decrease of approximately 11% in lead reserves, and a decrease of approximately 23% in zinc reserves in 2024 compared to 2023. The overall reduction in reserves is primarily due to depletion.
As of December 31, 2024 and 2023, Peñasquito reported 1.7 million and 1.5 million ounces of gold resources, respectively, 189.6 million ounces and 175.2 million of silver resources, respectively, 0.5 million and 0.6 million tonnes of lead resources, respectively, and 1.3 million and 1.3 million tonnes of zinc resources, respectively. These changes represent an increase of approximately 13% in gold resources, an increase of approximately 8% in silver resources, and a decrease of approximately 17% in lead resources, while zinc resources remained consistent in 2024 compared to 2023. The increase in gold resources is primarily due to net positive revisions.
Brownfield exploration and development for new reserves is ongoing.
Merian, Suriname. (75% owned) Merian is owned 75% by Newmont Suriname, LLC (“Newmont Suriname”) (formerly known as Suriname Gold Company LLC and 100% indirectly owned by Newmont Corporation) and 25% by Staatsolie Maatschappij Suriname N.V. (“Staatsolie,” a company wholly owned by the Republic of Suriname). Merian is located in Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the French Guiana border. The Merian operation is comprised of one Right of Exploitation encompassing an area of 41,687 acres (16,870 hectares) and four Rights of Exploration encompassing an area of 132,532 acres (53,634 hectares). All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. The operation currently includes the Merian 2 open pit, the Merian 1 open pit, the Maraba open pit, and the Kupari open pit. The available mining fleet consists of three shovels, three mining excavators, and 41 haul trucks, each with 150-tonne payload. Merian includes processing facilities that utilize a conventional gold mill, primary crusher and processing plant, consisting of a comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electrowinning and induction furnace smelting to produce a gold doré product. Merian’s gross property, plant and mine development at December 31, 2024 was $1,355. Merian reported 4.1 million attributable ounces of gold reserves at December 31, 2024.
Brownfield exploration and development for new reserves is ongoing.
Cerro Negro, Argentina. (100% owned) Cerro Negro is located in southern Argentina about 250 miles (400 kilometers) southwest of the coastal city of Comodoro Rivadavia. The mineral tenure consists of ten mining property titles encompassing 53,246 acres (21,548 hectares), and three exploration licenses, encompassing 13,193 acres (5,339 hectares). We also own lands in the Cerro Negro mine area, totaling approximately 27,429 acres (11,100 hectares), which overlie the Bajo Negro and Vein Zone deposits and adjacent prospects. Cerro Negro consists of the Eureka, Mariana Central, Mariana Norte, Emilia, and San Marcos operating underground mines and the Baja Negro and Silica Cap underground mines, which are currently in development. Deposits within the Cerro Negro mine operations are low sulfidation, epithermal gold/silver vein deposits. Cerro Negro’s available underground mining fleet consists of nine underground loaders, 12 underground haul trucks, and six surface haul trucks, each with 30 to 40-tonne payloads and additional auxiliary equipment as required. The processing plant facilities consist of a crushing plant, a grinding circuit, agitated leaching, counter-current decantation, solution clarification, Merril Crowe zinc precipitation and smelting to produce gold and silver doré bars that are shipped to a refinery for further processing. Cerro Negro’s gross property, plant and mine development at December 31, 2024 was $2,302. Cerro Negro reported 3.2 million ounces of gold reserves at December 31, 2024.
Brownfield exploration and development for new reserves is ongoing, including the development of the Eastern district.
Yanacocha, Peru. (100% owned) Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca. Yanacocha is comprised of 12 mining concessions encompassing 237,740 acres (96,210 hectares). Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite, which is placed on leach pads. Yanacocha consists of the following open pit mines: the La Quinua Complex, the Yanacocha Complex, the Carachugo Complex, and Maqui Maqui. Yanacocha has four leach pads (La Quinua, Yanacocha, Carachugo and Maqui Maqui), with leaching operations at La Quinua and Carachugo. Yanacocha also has three gold processing plants (Pampa Larga, Yanacocha Norte and La Quinua), one limestone processing facility (China Linda) and one mill (Yanacocha Gold Mill). The La Quinua Complex mined material from the La Quinua Sur and the Tapado Oeste Layback and finished mining operations in 2021. The Yanacocha Complex mined material from the Yanacocha Layback and Yanacocha Pinos has had limited mining operations in recent years. The Maqui Maqui operations mined material from multiple mines that are no longer in operation. The Yanacocha Gold Mill ceased current operations in February 2021 and has been placed into care and maintenance. It will be repurposed for use as part of the Yanacocha Sulfides project. The Carachugo leach pad processes oxide material from Quecher Main. Yanacocha’s available mining fleet consists of two shovels, four excavators, and 25 haul trucks, each with 233-tonne payload. Yanacocha’s gross property, plant and mine development at December 31, 2024 was $5,886. Yanacocha reported 5.3 million ounces of gold reserves at December 31, 2024.
Pueblo Viejo, Dominican Republic. (40% owned) Pueblo Viejo is a joint venture with Barrick Gold Corporation ("Barrick"), where Barrick is the operator who holds the remaining 60% interest. We report our interest in Pueblo Viejo on an equity method basis. The Pueblo Viejo mine is an open pit conventional truck and shovel mining operation located approximately 60 miles (100 kilometers) northwest of Santo Domingo, Dominican Republic. The Pueblo Viejo mine is situated on the Montenegro Fiscal Reserve, an area specially designated by Presidential Decree for the leasing of minerals and mine development, which covers an area of approximately 19,756 acres (7,995 hectares) in aggregate. The Pueblo Viejo deposits are located in two major areas, the Monte Negro pit and the

Moore pit, and consists of high sulfidation or acid sulfate epithermal gold, silver, copper and zinc mineralization. Process facilities include a conventional mill which consists of a crushing and grinding circuit, autoclaves, and a carbon-in-leach circuit. The plant expansion project is nearing completion and adds a new crusher, SAG mill, carbon-in-leach circuit and a flotation circuit. The tailings storage facility continues to advance. The plant expansion and tailings storage facility are designed to extend its life to 2040 and beyond. The available mining fleet consists of three shovels, five front loaders, 46 haul trucks, each with an average payload of 185 tonnes, and seven drills. The Company's attributable portion of Pueblo Viejo’s gross property, plant and mine development is $2,968 at December 31, 2024. We report our 40% interest in Pueblo Viejo on an equity method basis under U.S. GAAP and as a result our attributable portion of Pueblo Viejo's gross property, plant and mine development is included in the carrying value of our equity method investment at December 31, 2024. As of December 31, 2024, Pueblo Viejo reported 8.2 million ounces of attributable gold reserves and 48.9 million ounces of attributable silver reserves.
Boddington and Tanami, Australia. Newmont’s Boddington and Tanami operations in Australia take place on land that falls under the custodianship of Aboriginal people. Aboriginal land rights in Australia, which recognize the traditional rights and customs of Aboriginal people, are governed by the Commonwealth Native Title Act and certain other Acts specific to individual states and territories. The Commonwealth Native Title Act was enacted in 1993 following a decision in the High Court of Australia, which held that Aboriginal people, who have maintained a continuing connection with their land according to their traditional laws and customs, may hold certain rights which should be recognized under Australian common law. In the Northern Territory, where the Tanami operation is located, the Aboriginal Land Rights Act (“ALRA”) was introduced in 1976, which established an Aboriginal Land rights regime. Under the ALRA, approximately 50% of the land in the Northern Territory was granted as inalienable Aboriginal freehold titled land.
Newmont has existing agreements with the Traditional Owner groups of the land utilized by our Tanami and Boddington operations. Any future agreements would depend on a determination of native title, which is likely to take many years. If successful, a native title determination could give rights to compensation claims in the future. Throughout Australia, new exploratory and mining tenements may require native title agreements to be entered into and will be subject to a negotiation process, which often gives rise to compensation payments and heritage survey protocols. Newmont does not consider that native title claims or determined areas where rights have been established are an impediment to the operation of existing mines.
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
The Boddington project area comprises 52,045 acres (21,062 hectares) of mining tenure leased from the State of Western Australia, of which 26,910 acres (10,890 hectares) is subleased from the South 32 Worsley Joint Venturers ("Worsley JV"). The total project area is comprised of multiple leases that expire between 2025 and 2043. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. Newmont owns 74,354 acres (30,090 hectares) of rural freehold property, some of which overlaps existing mining tenure. The majority of its current operational area is located on its freehold property.

200,000
300,000
400,000
500,000
600,000
700,000
6,500,000
6,400,000
6,300,000
6,200,000
6,100,000
Northern Territory
Australia
Queensland
Western Australia
South Australia
New South Wales
Victoria
Merredin
Perth
508 m
Boddington Mine
Mandurah
WESTERN AUSTRALIA
Narrogin
398 m
400 m
DARLING SCARP
Bunbury
Busselton
356 m
Fitzgerald River National Park
Manjimup
1060 m
809 m
Stirling Range National Park
Lake Muir
Shannon National Park
Mt Roe-Mt Lindesay
D'Entrecasteaux National Park
N
W
E
S
0
20
40
60
80
Kilometers
Boddington Mine
Western Australia, Australia
MAP SCALE:
1:2,500,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 50S
REVISION DATE:
1/30/2025

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
Boddington consists of greenstone diorite hosted mineralization and exploration activities continue to develop the known reserve. The mine operates two pits (North and South Pits), utilizing two electric shovels, a diesel powered face shovel and two excavators as its prime ex-pit material movers with a fleet of 41 production autonomous haulage trucks. Boddington has a current capacity to mine approximately 175,000 to 225,000 tonnes of material per day. The milling plant includes a three-stage crushing facility

(two primary crushers, six secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and a carbon-in-leach circuit. The flotation circuit process recovers gold-copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered to produce doré. Mining operations consist of two open pit operations located adjacent to each other.
Power for the operation is sourced through the local power grid under a long-term power purchase agreement with Bluewaters Power. The power supply contract with Bluewaters expires in 2026 and includes an option to extend.
Boddington’s gross property, plant and mine development at December 31, 2024 was $4,879.
As of December 31, 2024 and 2023, Boddington reported 10.8 million and 9.6 million ounces of gold reserves, respectively, and 0.5 million and 0.5 million tonnes of copper reserves, respectively. These changes represent an increase of approximately 13% in gold reserves, while copper reserves remained consistent in 2024 compared to 2023. The increase in gold reserves is primarily due to net positive technical revisions.
As of December 31, 2024 and 2023, Boddington reported 4.3 million and 4.7 million ounces of gold resources, respectively, and 0.3 million and 0.3 million tonnes of copper resources, respectively. The gold resources decreased approximately 9% and the copper resources remained consistent in 2024 compared to 2023. The decrease in gold resources is primarily due to conversion to reserves, partially offset by positive technical revisions.
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
The Newmont Tanami Operations are comprised of exploration licenses encompassing a total area of 1,540,301 acres (623,338 hectares) including 556,545 acres (225,226 hectares) relating to the Tobruk and Monza Joint Ventures entered into with Prodigy Gold, and 44,333 acres (17,941 hectares) relating to a Joint Venture entered into with Top End Exploration Pty Ltd, for which Newmont is the operator, and 11,025 acres (4,462 hectares) of mineral leases granted pursuant to the Northern Territory Mineral Titles Act. Additionally, Newmont operates through exploration and mining agreements with the Central Land Council who represent Traditional Owners, the Warlpiri people.
Tanami consists of sediment hosted sheeted quartz vein mineralization. Tanami, as an underground mining operation, has a fleet of ten underground loaders, 22 haul trucks, each with 60 to 65-tonne payloads, and one ejector truck with a 45 tonne capacity. Processing plant facilities currently consist of a crushing plant, a grinding circuit, a gravity circuit, carbon in pulp tanks and a conventional tailings disposal facility. Tanami’s gross property, plant and mine development at December 31, 2024 was $3,401. Tanami reported 5.1 million ounces of gold reserves at December 31, 2024.
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

Cadia consists of the Cadia East, Cadia Hill, Cadia Extended, and Ridgeway deposits which consist of alkalic porphyry gold-copper style mineralization and the Big Cadia deposit which is a skarn-style occurrence.

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
Cadia operates two adjacent concentrators, Concentrator 1 and Concentrator 2, currently treating ore from Cadia East mine. Both concentrators have undergone throughput upgrades, including operational improvements, over the years. Water supply at Cadia is sourced from the Cadiangullong Dam, Upper Rodds Creek Dam, Flyers Creek Weir, Cadia Creek Weir, Orange Sewage Treatment Plant

treated effluent, on-site groundwater bores, Belubula River, and site runoff. Cadia sources all of its power from the National Electricity Market. Cadia is currently under an electricity supply agreement and holds a power purchase agreement.
Production mining is an underground panel cave mining from Cadia East with underground crushing and conveyor to surface. The processing plant infrastructure includes high pressure grinding rolls, SAG mills, ball mills, flotation, coarse ore flotation, gravity concentrator and a molybdenum plant to produce copper and gold concentrate, gold doré, and molybdenum concentrate. The available primary production fleet consists of 26 underground production loaders with an average 19 tonne payload. Cadia’s gross property, plant and mine development at December 31, 2024 was $5,735.
As of December 31, 2024 and 2023, Cadia reported 14.1 million and 14.7 million ounces of gold reserves, respectively, 3.1 million and 3.2 million tonnes of copper reserves, respectively, 22.8 million and 24.0 million ounces of silver reserves, respectively and 0.1 million and 0.1 million tonnes of molybdenum reserves, respectively. These changes represent a decrease of approximately 4% in gold reserves, a decrease of approximately 3% in copper reserves, a decrease of approximately 5% in silver reserves in 2024 compared to 2023. Molybdenum reserves remained consistent. The overall reduction in reserves is primarily due to depletion.
As of December 31, 2024 and 2023, Cadia reported 19.5 million and 20.6 million ounces of gold resources, 4.2 million and 4.7 million tonnes of copper resources, 34.0 million and 38.8 million ounces of silver resources, and 0.1 million and 0.1 million tonnes of molybdenum resources. These changes represent a decrease of approximately 5% in gold resources, a decrease of approximately 11% in copper resources, and a decrease of approximately 12% in silver resources in 2024 compared to 2023. Molybdenum resources remained consistent. The overall reduction in resources is primarily due to negative technical revisions.

Lihir, Papua New Guinea. (100% owned) Lihir is an open pit mine located near the town of Londolovit on Aniolam Island, approximately 560 miles (900 kilometers) northeast of Port Moresby, the national capital. Access to Aniolam Island is through the Kunaye airport located approximately 4 miles (7 kilometers) north of the mine. Newcrest acquired the Lihir mine in 2010. Newmont obtained the 100% ownership of Lihir when Newmont acquired Newcrest in 2023.
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
A 2% royalty is payable to the State on the realized prices of all gold and silver bullion sold, less transport and refining costs. In addition, a production levy of 0.5% is also payable to the PNG Mineral Resource Authority on the gross income from the sale of the minerals (i.e., excluding the offsets of treatment and refining charges, payable terms and freight) and other income derived from or in connection with the mining operations.
Operations at Lihir are conducted using a fleet of nine hydraulic shovels and 49 haul trucks, with payload ranging from 90 to 131-tonnes. The process plant consists of crushing and grinding followed by bulk sulphide flotation, pressure oxidation, and recovery of gold from washed oxidized slurry using conventional cyanidation. For tailings management, Lihir utilizes deep-sea tailings placement in a suitable deep-ocean location. The plant has undergone a number of alterations and expansions since first commissioning in 1997. Lihir’s gross property, plant and mine development at December 31, 2024 was $3,874.
As of December 31, 2024 and 2023, Lihir reported 15.8 million and 17.5 million ounces of gold reserves, respectively. This change represents a decrease of approximately 10% in gold reserves in 2024 compared to 2023. The decrease in gold reserves is primarily due to depletion and negative technical revisions.
As of December 31, 2024 and 2023, Lihir reported 20.4 million and 20.2 million ounces of gold resources, respectively. The gold resources remained consistent in 2024 compared to 2023.

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
The Ahafo South mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins. Ahafo South has two active open pits, Subika and Awonsu. Subika added an underground operation, which reached commercial production in November 2018, and Awonsu completed a layback in November 2019. The available mining fleet for surface mining consists of three shovels and 36 haul trucks, each with 141-tonne payload. The available mining fleet for underground mining consists of eight underground loaders and 14 haul trucks, with payload ranging from 55 to 57-tonnes. The daily production rate is approximately 88,000 tonnes. The original processing plant was commissioned in 2006. The Ahafo Mill Expansion, which was completed in October 2019, expanded the plant capacity to process approximately 11 million tonnes per year. The current processing plant consists of two crushing plants, two grinding circuits, carbon-in-leach circuits, elution circuit, counter current decantation circuit, a tailings disposal facility, and a reverse osmosis water treatment plant. Ahafo South’s gross property, plant and mine development at December 31, 2024 was $2,938. As of December 31, 2024 Ahafo South reported 4.6 million ounces of gold reserves.
Brownfield exploration and development for new reserves is ongoing.

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

Nevada Gold Mines JV
Nevada, United States
MAP SCALE: 1:1,500,000
COORDINATE SYSTEM: NAD 1983 UTM Zone 11N
REVISION DATE: 1/28/2025
NGM JV AOI
NGM JV AOI
Twin Creeks
Turquoise Ridge
Goldstrike/Meikle
North Area Leach
Arturo
Leeville
Carlin-Pete
Genesis-Bluestar
Gold Quarry
Long Canyon
Emigrant/Rain
Greater Phoenix
Robertson
Goldrush
Cortez
Canada
United States
Mexico
IDAHO
UTAH
NEVADA
Elko
Winnemucca
Eureka
Austin
Lander
West Wendover
400,000
500,000
600,000
700,000
4,600,000
4,500,000
4,400,000
0
10
20
30
40
Miles
N
S
E
W

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
Each site has its own process facilities which include: an oxide mill, which consists of a crushing and grinding circuit and carbon-in-leach circuit, and two heap leach pads at Cortez; an autoclave, two roasters, an oxide mill/flotation circuit and three heap leach pads at Carlin; the Sage autoclave, an oxide mill, and three heap leach pads at Turquoise Ridge; a flotation mill, a carbon-in-leach plant, a copper leach pad and a solvent extraction electrowinning (“SX/EW”) plant at Phoenix; and a heap leach pad at Long Canyon. NGM has a current capacity across all sites to mine approximately 267,000 tonnes of material per day. The milling facilities were commissioned over a range of years beginning in the 1990’s. They undergo routine maintenance each year with process improvements implemented as the projects are identified and approved. Power is either purchased in the open market or supplied by the power plants owned and operated by NGM.

The NGM operations include, in aggregate, an open pit mining fleet consisting of 27 shovels and 142 haul trucks with an average payload of 272 tonnes, and an underground mining fleet consisting of 55 underground loaders and 87 haul trucks, with an average payload of 35 tonnes. Newmont’s share of NGM’s gross property, plant and mine development at December 31, 2024 was $8,894.
As of December 31, 2024 and 2023, NGM reported 17.9 million and 18.3 million attributable ounces of gold reserves, respectively, 0.1 million and 0.1 million tonnes of copper reserves, respectively, and 14.5 million and 14.2 million ounces of silver reserves, respectively. These changes represent a decrease of approximately 2% in gold reserves and an increase of approximately 2% in silver reserves, while copper reserves remained consistent in 2024 compared to 2023. The decrease in gold reserves is primarily due to mining depletion, partially offset by additions and positive net revisions.
As of December 31, 2024 and 2023, NGM reported 15.2 million and 17.3 million attributable ounces of gold resources, respectively, 0.2 million and 0.2 million attributable tonnes of copper resources, respectively, and 19.2 million and 19.9 million attributable ounces of silver resources, respectively. These changes represent a decrease of approximately 12% in gold resources and a decrease of approximately 4% in silver resources, while copper resources remained consistent in 2024 compared to 2023. The decrease in gold resources is primarily due to negative net revisions and conversion to reserves.
Brownfield exploration and development for new reserves is ongoing.
Held for Sale Properties
The following properties are classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further discussion.
Cripple Creek & Victor, U.S. (100% owned) CC&V, located next to the town of Victor and the city of Cripple Creek, Colorado, is an open pit operation. The CC&V operation comprises two state mineral leases, 108 subdivided city lots, 30 surface and mineral parcels, and 1,642 patented lode, millsite, and placer claims, and 13 unpatented federal load claims encompassing a total area of 13,757 acres (5,567 hectares). CC&V is an epithermal alkalic deposit with heap leaching facilities. The available mining fleet consists of two hydraulic shovels, two loaders, and 21 haul trucks, each with a 230-tonne payload. CC&V’s gross property, plant and mine development, included in Assets held for sale, at December 31, 2024 was $1,229. CC&V reported 2.4 million ounces of gold reserves at December 31, 2024.
Musselwhite, Canada. (100% owned) Musselwhite, located approximately 265 miles (430 kilometers) north of Thunder Bay, Ontario, is an underground operation. The Musselwhite operation comprises 940 mining claims and 338 mining leases, issued under the Ontario Mining Act, encompassing an area of 162,178 acres (65,631 hectares). The mining leases expire between 2025 and 2033. Musselwhite is an iron formation hosted gold deposit. Process facilities include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available mining fleet consists of 11 underground loaders and 14 haul trucks, each with a 45-tonne payload. Musselwhite’s gross property, plant and mine development, included in Assets held for sale, at December 31, 2024 was $1,374. Musselwhite reported 1.5 million ounces of gold reserves at December 31, 2024.
Porcupine, Canada. (100% owned) Porcupine consists of the Hollinger open pit, Pamour Open Pit, and Hoyle Pond underground operations, located in the city of Timmins, Ontario, as well as the Borden underground operation, located near the town of Chapleau, Ontario. The Porcupine operation is comprised of 705 mining claims, 528 mining patents, and 96 mining leases, issued under the Ontario Mining Act, encompassing an area of 99,015 acres (40,070 hectares). The Borden operations is comprised of 488 mining cell claims, 489 surface and mining patents, and 21 surface and mining leases encompassing an area of 255,615 acres (103,446 hectares). Mineralization at Hollinger and Hoyle, in Timmins, comprises multiple generations of quartz-carbonate-tourmaline albite veins, associated pyrite alteration envelopes, and disseminated pyrite mineralization. Mineralization at Pamour, in Timmins, is in three distinct types, TN veins (type I) occurs in the Timiskaming assemblage rocks, extension veins (type II) form in the Timiskaming sediments as sheeted quartz veins or stockwork stringers best developed in the conglomerates and forms the bulk type mineralization, narrow vein hosted by volcanic units (type III) that crosscut stratigraphy. Gold occurs one as free gold associated with narrow, quartz ankerite extension veins associated with traces of sphalerite, galena and locally arsenopyrite, and two as a disseminated pyrite-gold alteration halo around quartz veinlets and stockworks. Mineralization at Borden consists of a shear zone containing quartz-vein hosted sulfides within a high-grade metamorphic greenstone package. Process facilities, located in the city of Timmins, include a conventional mill, which consists of a crushing and grinding circuit, carbon-in-pulp and carbon-in-leach plants, Knelson concentrators, Acacia reactor, elution circuits and an electrowinning plant where the gold is recovered and smelted to produce doré. The available mining fleet consists of three hydraulic shovels, five surface loaders, 18 underground loaders, and 32 haul trucks, with payloads ranging from 30 to 137 tonnes. Porcupine’s gross property, plant and mine development, included in Assets held for sale, at December 31, 2024 was $2,045. Porcupine reported 2.3 million ounces of gold reserves at December 31, 2024.
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

The available fleet consists of 13 underground loaders, and 10 haul trucks, each with 45 to 60-tonne payloads. Éléonore’s gross property, plant and mine development, included in Assets held for sale, at December 31, 2024 was $1,300. Éléonore reported 1.6 million ounces of gold reserves at December 31, 2024.
Akyem, Ghana. (100% owned) Akyem, located in Birim North District of the Eastern Region of Ghana, approximately 80 miles (125 kilometers) northwest of the national capital city of Accra, is an open pit mining operation comprised of two mining leases issued under the Ghanaian Mining Act, encompassing an area of approximately 16,000 acres (6,000 hectares). The Akyem mine is an orogenic gold deposit that has oxide and primary mineralization. Process facilities include a crushing plant, a SAG and ball milling circuit, carbon-in-leach circuit, elution circuit and bullion smelting facilities. The available mining fleet consists of four excavators made up of two front end shovels and two backhoe excavators and twenty-one 145-tonne payload haul trucks. Akyem’s gross property, plant and mine development at December 31, 2024 was $1,785. Akyem reported 0.9 million ounces of gold reserves at December 31, 2024.
Development and Exploration Properties
Newmont’s development and exploration stage properties are set forth below for which we have declared reserves and/or resources. As these are in the development and exploration stages, the properties have not reached commercial production and do not have processing plants or other available facilities, except as noted below for Ahafo North.

Property	Stage	Size and Location	Ownership Interest and Type	Operator	Mine Types and Mineralization Styles	Titles, Mineral Rights, Leases or Options
Galore Creek	Exploration	455,502 acres (184,335 hectares) Located 230 miles northwest of Smithers in British Columbia, Canada.	50% owned. Joint venture with Teck Resources Limited that is proportionately consolidated.	Jointly operated by Newmont and Teck Resources Limited.	Galore Creek is an open pit mine and is an alkali porphyry copper gold deposit.	Galore Creek consists of 390 mineral claims.
Noche Buena	Exploration	3,946 acres (1,597 hectares) Located 35 miles northwest of Caborca, Sonora, Mexico, within the Peñasquito production property.	50% owned. Joint venture with Minera Frisco.	Newmont	Noche Buena is an intermediate sulfidation/skarn deposit.	Noche Buena consists of 32 mining concessions included within the Peñasquito production property.
NuevaUnión	Development	414,262 acres (167,646 hectares) Located in the Atacama Region of Chile.	50% owned. Joint venture with Teck Resources Limited accounted for as an equity method investment.	Jointly operated by Newmont and Teck Resources Limited.	NuevaUnión is an open pit mine and is a porphyry copper gold deposit.	NuevaUnión consists of 546 exploitation licenses and 630 exploration licenses.

Property	Stage	Size and Location	Ownership Interest and Type	Operator	Mine Types and Mineralization Styles	Titles, Mineral Rights, Leases or Options
Norte Abierto	Development	326,785 acres (132,245 hectares) Located in the Atacama Region of Chile.	50% owned. Joint venture with Barrick Gold Corporation accounted for as an equity method investment.	Jointly operated by Newmont and Barrick Gold Corporation.	Norte Abierto is an open pit mine and is a porphyry copper gold deposit with minor epithermal gold deposits.	Norte Abierto consists of 504 exploitation licenses, 174 exploration licenses, and 26 water rights.
Conga Project	Exploration	35,427 acres (14,337 hectares) Located within the Cajamarca Region of Northern Peru.	100% owned	Newmont	Conga is made up of a cluster of porphyry gold-copper deposits, including the Chailhuagón and Perol open pits.	Conga consists of one mining concession, included within the Yanacocha production property, and 278 surface rights (5,900 hectares).
Namosi	Exploration	115,897 acres (46,902 hectares) Located approximately 19 miles northwest of Suva on Viti Levu Island, Fiji.	73.24% owned. Joint venture with Materials Investments (Fiji) Limited that is proportionately consolidated.	Newmont	Namosi is an open pit mine and is a porphyry copper gold deposit.	Namosi consists of one special prospecting license.
Wafi-Golpu	Development	31,862 acres (12,894 hectares) Located approximately 40 miles from the city of Lae, Papua New Guinea.	50% owned. Joint venture with Harmony Gold Mining Company Limited that is proportionately consolidated.	Jointly operated by Newmont and Harmony Gold Mining Company Limited	Wafi-Golpu contains three separate but genetically related deposits: (1) Nambonga, a mineralized copper-gold quartz vein array; (2) Wafi, a high sulphidation epithermal gold deposit; and (3) Golpu, a mineralized multiphase porphyry style copper-gold deposit.	Wafi-Golpu consists of two exploration licenses.

The State of PNG retains the right to purchase, at a pro rata share of accumulated exploration expenditure, up to 30% equity interest in any mineral discovery at Wafi-Golpu, at any time before the commencement of mining.
Ahafo North (1)	Development	93,354 acres (37,779 hectares) Located approximately 31 miles north of Ahafo South and approximately 236 miles northwest of the capital city of Accra, Ghana.	100% owned	Newmont	Ahafo North is comprised of six open pits and is an orogenic gold deposit with both oxide and primary mineralization.	Ahafo North consists of three prospecting licenses and one mining lease.
Coffee (2)	Development	176,979 acres (71,621 hectares) Located approximately 81 miles south of Dawson City in Yukon Territory, Canada.	100% owned	Newmont	Coffee is an open pit mine and is a mid-cretaceous structurally hosted and controlled, gold-only deposit hosted in Paleozoic metamorphic rocks and mid-Cretaceous plutonic rocks.	Coffee consists of 150 placer claims and 3,543 quartz claims.
____________________________
(1)At December 31, 2024, Ahafo North is classified as a development property. In July 2021, the Board of Directors approved full funding for the Ahafo North project, which is expected to commence commercial production in 2025. The available mining fleet at December 31, 2024 consists of three excavators, including two front-end shovels and one backhoe excavator, as well as sixteen 100-tonne payload haul trucks.
(2)Coffee is classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further discussion.

Operating Statistics
The following tables detail operating statistics related to gold production, ounces sold, and production costs per ounce of our continuing operations:

	Mining and Production Detail (1)
Year Ended December 31, 2024	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced			Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Consolidated
Brucejack	—	1,083	1,073	—	7.811	—	96.8%	258	—	258	249
Red Chris	19,591	—	6,293	—	0.367	—	56.3%	40	—	40	39
Peñasquito	138,280	—	32,896	—	0.539	—	59.9%	299	—	299	290
Merian (3)	50,433	—	14,141	—	0.646	—	92.9%	274	—	274	274
Cerro Negro	—	837	836	—	9.379	—	94.2%	238	—	238	236
Yanacocha	54,836	—	—	23,265	—	0.396	—%	—	354	354	352
Boddington	68,208	—	34,936	—	0.623	—	85.2%	590	—	590	581
Tanami	—	2,416	2,359	—	5.442	—	98.5%	408	—	408	411
Cadia	—	30,742	29,824	—	0.626	—	79.6%	464	—	464	454
Lihir	34,515	—	10,885	—	2.334	—	74.8%	614	—	614	620
Ahafo	26,252	2,524	9,470	—	2.807	—	94.1%	798	—	798	798
NGM	82,300	2,642	11,140	3,859	3.296	0.205	82.3%	974	65	1,039	1,036
Held for sale (4)
CC&V	36,240	—	—	21,029	—	0.443	—%	—	146	146	144
Musselwhite	—	1,033	1,029	—	6.630	—	96.4%	212	—	212	215
Porcupine	1,423	902	2,938	—	3.224	—	92.9%	284	—	284	282
Éléonore	—	1,808	1,807	—	4.521	—	91.4%	240	—	240	243
Akyem	24,210	—	8,287	—	0.857	—	89.0%	204	—	204	212
Divested (5)
Telfer	25,568	639	3,665	—	0.770	—	89.9%	73	10	83	103
Total Gold (6)	561,856	44,626	171,579	48,153	1.292	0.401	84.7%	5,970	575	6,545	6,539
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)For the year ended December 31, 2024, Merian produced 205 attributable ounces, which reflects our 75% ownership interest. Total attributable ounces were 6,476 ounces.
(4)Sites are classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further information.
(5)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.
(6)Total gold consolidated ounces produced excludes 235 attributable ounces related to Pueblo Viejo, which is 40% owned by Newmont, managed by Barrick, and accounted for as an equity method investment.

	Production Costs per Ounce Sold (1)(2)
Year Ended December 31, 2024	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (3)(4)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (5)	All-In Sustaining Costs per Ounce Sold (1)(2)(4)
Brucejack	$1,317	$(36)	$32	$(59)	$1,254	$691	$19	$1,964	$1,603
Red Chris	$1,257	$(11)	$35	$(56)	$1,225	$367	$43	$1,635	$1,607
Peñasquito	$755	$(5)	$40	$(14)	$776	$355	$14	$1,145	$984
Merian	$1,300	$(1)	$144	$14	$1,457	$305	$16	$1,778	$1,852
Cerro Negro	$1,359	$(120)	$121	$(35)	$1,325	$521	$19	$1,865	$1,631
Yanacocha	$968	$(19)	$72	$(18)	$1,003	$279	$21	$1,303	$1,196
Boddington	$1,057	$(24)	$62	$(39)	$1,056	$193	$16	$1,265	$1,288
Tanami	$900	$(2)	$60	$(11)	$947	$300	$5	$1,252	$1,281
Cadia	$681	$(103)	$82	$(7)	$653	$263	$5	$921	$1,048
Lihir	$1,575	$(1)	$59	$(363)	$1,270	$270	$19	$1,559	$1,512
Ahafo	$644	$(2)	$199	$63	$904	$270	$9	$1,183	$1,072
NGM	$1,208	$(60)	$74	$(3)	$1,219	$413	$12	$1,644	$1,605
Held for sale (6)
CC&V	$1,568	$(13)	$135	$(300)	$1,390	$90	$76	$1,556	$1,691
Musselwhite	$953	$(3)	$75	$20	$1,045	$86	$16	$1,147	$1,541
Porcupine	$998	$(6)	$43	$62	$1,097	$127	$33	$1,257	$1,437
Éléonore	$1,271	$(2)	$54	$16	$1,339	$88	$15	$1,442	$1,811
Akyem	$1,105	$(7)	$297	$201	$1,596	$271	$65	$1,932	$1,816
Divested (7)
Telfer	$3,443	$(9)	$63	$(1,120)	$2,377	$142	$110	$2,629	$2,993
Total Gold	$1,110	$(27)	$94	$(51)	$1,126	$304	$19	$1,449	$1,516
____________________________
(1)Production costs and All-in sustaining costs are not comparable due to differences in the items included in each of the measures. All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Per ounce measures may not recalculate due to rounding.
(3)Costs applicable to sales per ounce is calculated as the sum of Direct mining and production costs, By-product credits, Royalties and production taxes, and Write-downs and inventory change.
(4)Costs applicable to sales per ounce and All-in sustaining costs per ounce are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(5)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(6)Sites are classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further information.
(7)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.

	Mining and Production Detail (1)
Year Ended December 31, 2023	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced			Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Consolidated
CC&V	38,555	—	—	25,566	—	0.452	—%	—	172	172	171
Musselwhite	—	1,027	1,028	—	5.701	—	95.7%	180	—	180	181
Porcupine	6,972	859	2,911	—	3.015	—	91.4%	260	—	260	258
Éléonore	—	1,656	1,661	—	4.785	—	91.0%	232	—	232	233
Brucejack (3)	—	167	166	—	5.685	—	96.0%	29	—	29	36
Red Chris (3)	3,769	—	1,139	—	0.276	—	54.2%	5	—	5	4
Peñasquito	96,099	—	20,850	—	0.429	—	57.0%	143	—	143	130
Merian (4)	41,031	—	14,403	—	0.758	—	91.3%	322	—	322	319
Cerro Negro	—	1,076	1,084	—	8.314	—	92.8%	269	—	269	261
Yanacocha	62,173	—	—	19,682	—	0.494	—%	—	276	276	275
Boddington	61,543	—	36,467	—	0.754	—	85.4%	745	—	745	749
Tanami	—	2,314	2,369	—	6.012	—	98.3%	448	—	448	444
Cadia (3)	—	4,366	5,229	—	0.722	—	81.5%	97	—	97	120
Telfer (3)	6,435	206	2,807	—	0.649	—	73.2%	43	—	43	67
Lihir (3)	6,395	—	2,061	—	2.567	—	76.5%	134	—	134	131
Ahafo	26,851	2,344	7,976	—	2.399	—	93.9%	581	—	581	578
Akyem	24,494	—	7,646	—	1.317	—	89.5%	295	—	295	296
NGM	100,728	2,490	11,426	10,853	3.487	0.398	82.5%	1,057	113	1,170	1,167
Total Gold (5)	475,045	16,505	119,223	56,101	1.463	0.456	86.7%	4,840	561	5,401	5,420
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.
(4)For the year ended December 31, 2023, Merian produced 242 attributable ounces, which reflects our 75% ownership interest. Total attributable ounces were 5,321 ounces.
(5)Total gold consolidated ounces produced excludes 224 attributable ounces related to Pueblo Viejo, which is 40% owned by Newmont, managed by Barrick, and accounted for as an equity method investment.

	Production Costs per Ounce Sold (1)(2)
Year Ended December 31, 2023	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (3)(4)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (5)	All-In Sustaining Costs per Ounce Sold (1)(2)(4)
CC&V	$1,327	$(7)	$121	$(285)	$1,156	$136	$59	$1,351	$1,644
Musselwhite	$1,152	$(2)	$48	$(12)	$1,186	$444	$17	$1,647	$1,843
Porcupine	$1,214	$(4)	$25	$(68)	$1,167	$455	$33	$1,655	$1,577
Éléonore	$1,230	$(2)	$44	$(9)	$1,263	$433	$13	$1,709	$1,838
Brucejack (6)	$1,484	$(41)	$30	$425	$1,898	$617	$—	$2,515	$2,646
Red Chris (6)	$1,825	$(1)	$27	$(946)	$905	$298	$15	$1,218	$1,439
Peñasquito	$1,296	$(6)	$33	$(104)	$1,219	$516	$28	$1,763	$1,590
Merian	$1,080	$(1)	$117	$11	$1,207	$256	$9	$1,472	$1,541
Cerro Negro	$1,261	$(102)	$93	$5	$1,257	$524	$14	$1,795	$1,509
Yanacocha	$1,122	$(16)	$59	$(96)	$1,069	$310	$20	$1,399	$1,266
Boddington	$822	$(17)	$49	$(7)	$847	$144	$12	$1,003	$1,067
Tanami	$704	$(2)	$51	$6	$759	$249	$4	$1,012	$1,060
Cadia (6)	$477	$(59)	$51	$610	$1,079	$130	$1	$1,210	$1,271
Telfer (6)	$1,360	$(9)	$60	$471	$1,882	$87	$—	$1,969	$1,988
Lihir (6)	$1,235	$(2)	$50	$(166)	$1,117	$153	$—	$1,270	$1,517
Ahafo	$820	$(1)	$141	$(13)	$947	$312	$11	$1,270	$1,222
Akyem	$826	$(6)	$115	$(4)	$931	$413	$40	$1,384	$1,210
NGM	$1,037	$(55)	$68	$20	$1,070	$387	$9	$1,466	$1,397
Total Gold	$999	$(23)	$74	$—	$1,050	$327	$15	$1,392	$1,444
____________________________
(1)Production Costs and All-in sustaining costs are not comparable due to differences in the items included in each of the measures. All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Per ounce measures may not recalculate due to rounding.
(3)Costs applicable to sales per ounce is calculated as the sum of Direct mining and production costs, By-product credits, Royalties and production taxes, and Write-downs and inventory change.
(4)Costs applicable to sales per ounce and All-in sustaining costs per ounce are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(5)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(6)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.

	Mining and Production Detail (1)
Year Ended December 31, 2022	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced				Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Attributable (3)	Consolidated
CC&V	32,632	—	64	18,814	1.568	0.428	38.2%	4	178	182	182	185
Musselwhite	—	1,043	1,042	—	5.404	—	95.7%	173	—	173	173	172
Porcupine	7,866	751	3,410	—	2.794	—	92.7%	280	—	280	280	280
Éléonore	—	1,537	1,535	—	4.740	—	91.6%	215	—	215	215	217
Peñasquito	178,890	—	35,928	—	0.702	—	75.2%	566	—	566	566	573
Merian	36,381	—	14,201	—	0.942	—	94.2%	403	—	403	302	403
Cerro Negro	—	946	930	—	9.840	—	93.6%	278	—	278	278	281
Yanacocha	60,939	—	—	20,600	—	0.453	—%	—	244	244	230	250
Boddington	59,270	—	37,240	—	0.801	—	84.7%	798	—	798	798	813
Tanami	—	2,643	2,590	—	5.941	—	98.0%	484	—	484	484	486
Ahafo	30,147	1,708	10,789	—	1.765	—	92.5%	574	—	574	574	572
Akyem	29,077	—	8,195	—	1.750	—	89.5%	420	—	420	420	415
NGM	103,158	2,521	13,655	8,178	3.205	0.467	74.9%	1,051	118	1,169	1,169	1,165
Total Gold (4)	538,360	11,149	129,579	47,592	1.487	0.446	85.5%	5,246	540	5,786	5,671	5,812
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)Attributable ounces produced for Merian reflects our 75% ownership interest. The Company recognized amounts attributable to noncontrolling interest for Yanacocha for attributable ounces produced during the periods prior to acquiring Buenaventura's 43.65% interest and Sumitomo Corporation's 5.0% interest in the first half of 2022. Refer to Note 1 to the Consolidated Financial Statement for further information.
(4)Total gold consolidated ounces produced excludes 285 attributable ounces related to Pueblo Viejo, which is 40% owned by Newmont, managed by Barrick, and accounted for as an equity method investment.

	Production Costs per Ounce Sold (1)(2)
Year Ended December 31, 2022	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (3)(4)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (5)	All-In Sustaining Costs per Ounce Sold (1)(2)(4)
CC&V	$1,141	$(9)	$80	$90	$1,302	$386	$28	$1,716	$1,697
Musselwhite	$1,109	$(3)	$35	$(6)	$1,135	$464	$13	$1,612	$1,531
Porcupine	$1,012	$(4)	$31	$(35)	$1,004	$369	$8	$1,381	$1,248
Éléonore	$1,183	$(1)	$40	$6	$1,228	$531	$7	$1,766	$1,599
Peñasquito	$728	$(5)	$31	$17	$771	$258	$8	$1,037	$968
Merian	$815	$(1)	$108	$(7)	$915	$199	$5	$1,119	$1,105
Cerro Negro	$1,031	$(106)	$84	$(2)	$1,007	$525	$9	$1,541	$1,262
Yanacocha	$1,170	$(12)	$56	$40	$1,254	$380	$24	$1,658	$1,477
Boddington	$757	$(12)	$46	$11	$802	$145	$10	$957	$921
Tanami	$647	$(2)	$45	$(15)	$675	$207	$3	$885	$960
Ahafo	$809	$(1)	$114	$68	$990	$292	$7	$1,289	$1,178
Akyem	$621	$(3)	$136	$50	$804	$340	$14	$1,158	$972
NGM	$1,002	$(49)	$54	$(18)	$989	$404	$8	$1,401	$1,220
Total Gold	$875	$(19)	$66	$11	$933	$322	$10	$1,265	$1,211
____________________________
(1)Production costs and All-in sustaining costs are not comparable due to differences in the items included in each of the measures. All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Per ounce measures may not recalculate due to rounding.
(3)Costs applicable to sales per ounce is calculated as the sum of Direct mining and production costs, By-product credits, Royalties and production taxes, and Write-downs and inventory change.
(4)Costs applicable to sales per ounce and All-in sustaining costs per ounce are non-GAAP financial measures. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(5)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.

The following tables detail operating statistics related to co-product metal production and sales:

Year Ended December 31, 2024	Tonnes Milled (000 tonnes)	Average Milled Grade	Average Mill Recovery Rate	Consolidated Pounds/Ounces Produced (millions)	Consolidated Pounds/Ounces Sold (millions)
Copper (pounds)
Red Chris	6,293	0.52%	83.4%	58	57
Boddington	34,936	0.14%	83.1%	83	83
Cadia	29,824	0.36%	84.5%	191	186
Telfer (4)	3,665	0.11%	73.8%	6	6
Total Copper	74,718	0.26%	83.7%	338	332
Silver (ounces) (1)	32,896	42.61	81.3%	33	33
Lead (pounds) (1)	32,896	0.41%	75.9%	212	213
Zinc (pounds) (1)	32,896	1.13%	83.0%	569	545

Year Ended December 31, 2023	Tonnes Milled (000 tonnes)	Average Milled Grade	Average Mill Recovery Rate	Consolidated Pounds/Ounces Produced (millions)	Consolidated Pounds/Ounces Sold (millions)
Copper (pounds)
Red Chris (2)	1,139	0.40%	81.2%	8	7
Boddington	36,467	0.16%	84.2%	98	98
Cadia (2)	5,229	0.38%	85.3%	36	45
Telfer (2)	2,807	0.08%	59.3%	3	5
Total Copper	45,642	0.18%	83.6%	145	155
Silver (ounces) (1)	20,850	36.65	79.1%	18	17
Lead (pounds) (1)	20,850	0.37%	69.3%	113	107
Zinc (pounds) (1)	20,850	0.78%	78.5%	230	222

Year Ended December 31, 2022	Tonnes Milled (000 tonnes)	Average Milled Grade	Average Mill Recovery Rate	Consolidated Pounds/Ounces Produced (millions)	Consolidated Pounds/Ounces Sold (millions)
Copper (pounds) (3)	37,240	0.14%	81.5%	84	85
Silver (ounces) (1)	35,928	32.27	86.8%	30	30
Lead (pounds) (1)	35,928	0.27%	74.7%	149	147
Zinc (pounds) (1)	35,928	0.70%	81.3%	377	373
____________________________
(1)For the years ended December 31, 2024, 2023 and 2022, all of our silver, lead, and zinc co-product production came from Peñasquito.
(2)Sites acquired through the Newcrest transaction in 2023. Refer to Note 3 to the Consolidated Financial Statements for further information.
(3)For the year ended December 31, 2022, all of our copper co-product production came from Boddington.
(4)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.
The following tables detail operating statistics related to co-product metal production costs per gold equivalent ounce (“GEO”) sold. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2024 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15

Year Ended December 31, 2024	Red Chris	Peñasquito	Boddington	Cadia	Telfer (4)	Total / Weighted-Average
Consolidated GEO sold (thousands)	142	1,088	205	465	16	1,916

Production costs per GEO sold: (1)(3)
Costs applicable to sales (2)	$1,209	$831	$994	$603	$2,398	$834
Depreciation and amortization	366	343	189	263	161	307
Reclamation and remediation	37	15	16	5	106	15
Total production costs per GEO sold	$1,612	$1,189	$1,199	$871	$2,665	$1,156

All-in sustaining costs per GEO sold (1)(2)(3)	$1,640	$1,090	$1,172	$987	$2,885	$1,161

Year Ended December 31, 2023	Red Chris (5)	Peñasquito	Boddington	Cadia (5)	Telfer (5)	Total / Weighted-Average
Consolidated GEO sold (thousands)	16	507	246	114	13	896

Production costs per GEO sold: (1)(3)
Costs applicable to sales (2)	$1,020	$1,283	$830	$1,017	$1,703	$1,127
Depreciation and amortization	181	561	144	127	109	378
Reclamation and remediation	—	28	12	—	6	19
Total production costs per GEO sold	$1,201	$1,872	$986	$1,144	$1,818	$1,524

All-in sustaining costs per GEO sold (1)(2)(3)	$1,660	$1,756	$1,067	$1,342	$2,580	$1,579

Year Ended Year ended December 31, 2022	Peñasquito	Boddington	Total / Weighted-Average
Consolidated GEO sold (thousands)	1,044	231	1,275

Production costs per GEO sold: (1)(3)
Costs applicable to sales (2)	$828	$782	$819
Depreciation and amortization	267	145	245
Reclamation and remediation	8	9	9
Total production costs per GEO sold	$1,103	$936	$1,073

All-in sustaining costs per GEO sold (1)(2)(3)	$1,112	$894	$1,114
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
(3)Per GEO measures may not recalculate due to rounding.
(4)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.
(5)Sites acquired through the Newcrest transaction in 2023. Refer to Note 3 to the Consolidated Financial Statements for further information.
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
We had attributable proven and probable gold reserves of 134.1 million ounces at December 31, 2024. For 2024 and 2023, reserves were estimated at a gold price assumption of $1,700 and $1,400 per ounce, respectively, except as noted below. The increase in the reserves gold price assumption is based on the Company's assessment of multiple factors, including historical gold pricing trends, consensus price forecasts, and impacts of inflation. We estimate that our 2024 reserves would increase by 6% (7.4 million ounces), or decline by 6% (7.6 million ounces), if the gold price assumption increased or decreased $100 per ounce, respectively, with all other assumptions remaining constant.
We publish reserves annually, and will recalculate reserves at December 31, 2025, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2025.
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
The following tables detail gold proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2024 and 2023.

Gold Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)
Brucejack, Canada	100%	—	—	—	8,600	6.95	1,900	8,600	6.95	1,900	96%
Red Chris Open Pit	70%	—	—	—	14,700	0.39	100	14,700	0.39	100	52%
Red Chris Underground (4)	70%	—	—	—	171,700	0.64	3,500	171,700	0.64	3,500	70%
Total Red Chris, Canada	70%	—	—	—	186,400	0.62	3,700	186,400	0.62	3,700	69%
Peñasquito Open Pits	100%	93,900	0.58	1,700	130,800	0.48	2,000	224,700	0.52	3,800	62%
Peñasquito Stockpiles (5)	100%	4,700	0.60	100	27,300	0.21	200	32,000	0.26	300	37%
Total Peñasquito, Mexico (6)	100%	98,600	0.58	1,800	158,100	0.44	2,200	256,600	0.49	4,100	60%
Merian, Suriname	75%	23,400	1.26	900	87,300	1.14	3,200	110,700	1.16	4,100	93%
Cerro Negro, Argentina	100%	2,200	11.84	800	7,100	10.50	2,400	9,300	10.82	3,200	94%
Yanacocha Open Pit	100%	17,700	0.90	500	96,300	0.78	2,500	114,100	0.80	2,900	55%
Yanacocha Underground	100%	—	—	—	12,300	6.06	2,400	12,300	6.06	2,400	97%
Total Yanacocha, Peru (7)	100%	17,800	0.90	500	108,600	1.38	4,800	126,400	1.31	5,300	74%
Pueblo Viejo Open Pit	40%	32,200	2.27	2,300	49,500	2.04	3,300	81,700	2.13	5,600	88%
Pueblo Viejo Stockpiles (5)	40%	—	—	—	38,800	2.07	2,600	38,800	2.07	2,600	83%
Total Pueblo Viejo, Dominican Republic (8)(19)	40%	32,200	2.27	2,300	88,300	2.06	5,800	120,500	2.11	8,200	86%
NuevaUnión, Chile (9)(19)	50%	—	—	—	341,100	0.47	5,100	341,100	0.47	5,100	66%
Norte Abierto, Chile (10)(19)	50%	—	—	—	598,800	0.60	11,600	598,800	0.60	11,600	74%
Boddington Open Pit	100%	276,500	0.64	5,600	219,200	0.61	4,300	495,700	0.62	9,900	84%
Boddington Stockpiles (5)	100%	2,100	0.67	—	61,900	0.42	800	64,100	0.43	900	83%
Total Boddington, Australia (11)	100%	278,600	0.64	5,700	281,200	0.57	5,100	559,800	0.60	10,800	84%
Tanami, Australia	100%	10,100	5.25	1,700	19,800	5.28	3,400	29,900	5.27	5,100	98%
Cadia, Australia (12)	100%	—	—	—	1,051,800	0.42	14,100	1,051,800	0.42	14,100	81%
Lihir Open Pits	100%	—	—	—	125,900	2.86	11,600	125,900	2.86	11,600	77%
Lihir Stockpiles (5)	100%	—	—	—	77,100	1.68	4,200	77,100	1.68	4,200	77%
Total Lihir, Papua New Guinea (13)	100%	—	—	—	203,000	2.41	15,800	203,000	2.41	15,800	77%
Wafi-Golpu, Papua New Guinea (14)(19)	50%	—	—	—	194,500	0.82	5,100	194,500	0.82	5,100	68%
Ahafo South Open Pit	100%	2,400	2.64	200	39,700	1.57	2,000	42,000	1.63	2,200	89%
Ahafo South Underground	100%	6,100	2.97	600	15,200	2.36	1,200	21,300	2.54	1,700	94%
Ahafo South Stockpiles (5)	100%	21,700	0.97	700	—	—	—	21,700	0.97	700	91%
Total Ahafo South, Ghana	100%	30,200	1.51	1,500	54,800	1.79	3,200	85,000	1.69	4,600	91%
Ahafo North, Ghana	100%	—	—	—	62,000	2.32	4,600	62,000	2.32	4,600	91%
NGM Open Pit (15)	38.5%	—	—	—	124,200	1.16	4,600	124,200	1.16	4,600	77%
NGM Stockpiles (5)(16)	38.5%	16,400	1.86	1,000	12,900	2.35	1,000	29,200	2.08	2,000	69%
NGM Underground (17)	38.5%	4,000	11.28	1,400	39,700	7.73	9,900	43,700	8.06	11,300	89%
Total NGM, United States (18)(23)	38.5%	20,400	3.69	2,400	176,800	2.72	15,500	197,100	2.82	17,900	84%
Held for sale (20)
CC&V Open Pit	100%	87,000	0.43	1,200	28,600	0.43	400	115,600	0.43	1,600	58%
CC&V Leach Pads (21)	100%	—	—	—	34,600	0.73	800	34,600	0.73	800	55%
Total CC&V, United States	100%	87,000	0.43	1,200	63,200	0.60	1,200	150,200	0.50	2,400	57%
Musselwhite, Canada	100%	4,100	6.69	900	3,200	6.10	600	7,400	6.43	1,500	96%
Porcupine Underground	100%	1,600	5.09	300	2,700	7.27	600	4,400	6.45	900	89%
Porcupine Open Pit	100%	300	2.09	—	30,200	1.46	1,500	30,600	1.46	1,500	93%
Total Porcupine, Canada	100%	2,000	4.57	300	33,000	1.94	2,100	34,900	2.09	2,300	92%
Éléonore, Canada	100%	2,200	4.86	300	7,900	5.10	1,300	10,100	5.05	1,600	92%
Akyem Open Pit	100%	12,700	1.52	600	5,500	1.58	300	18,200	1.54	900	90%
Akyem Stockpiles (5)	100%	700	0.72	—	—	—	—	700	0.72	—	90%
Total Akyem, Ghana (22)	100%	13,500	1.48	600	5,500	1.58	300	19,000	1.50	900	90%
Total Gold		622,100	1.06	21,100	3,741,000	0.94	113,000	4,363,000	0.96	134,100	81%

Gold Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)
CC&V Open Pit	100%	38,800	0.42	500	7,800	0.35	100	46,600	0.40	600	58%
CC&V Leach Pads (21)	100%	—	—	—	28,300	0.74	700	28,300	0.74	700	56%
Total CC&V, United States	100%	38,800	0.42	500	36,100	0.66	800	75,000	0.53	1,300	57%
Musselwhite, Canada	100%	3,200	6.78	700	3,800	6.30	800	7,000	6.52	1,500	96%
Porcupine Underground	100%	1,400	7.06	300	1,600	8.34	400	3,000	7.75	700	94%
Porcupine Open Pit	100%	3,200	1.43	100	26,600	1.54	1,300	29,700	1.53	1,500	93%
Total Porcupine, Canada	100%	4,500	3.14	500	28,200	1.93	1,700	32,700	2.10	2,200	93%
Éléonore, Canada	100%	2,100	5.08	300	6,800	5.47	1,200	8,900	5.38	1,500	92%
Brucejack, Canada (24)	100%	—	—	—	11,500	8.44	3,100	11,500	8.44	3,100	96%
Red Chris Open Pit	70%	—	—	—	30,200	0.37	300	30,200	0.37	300	53%
Red Chris Underground	70%	—	—	—	171,700	0.64	3,500	171,700	0.64	3,500	70%
Total Red Chris, Canada (24)	70%	—	—	—	201,900	0.60	3,900	201,900	0.60	3,900	68%
Peñasquito Open Pits	100%	121,700	0.57	2,200	142,800	0.49	2,200	264,500	0.53	4,500	59%
Peñasquito Stockpiles (5)	100%	2,000	0.36	—	24,500	0.19	200	26,500	0.20	200	59%
Total Peñasquito, Mexico (23)	100%	123,700	0.57	2,200	167,300	0.44	2,400	291,000	0.50	4,600	59%
Merian, Suriname	75%	29,600	1.19	1,100	74,400	1.15	2,800	104,000	1.16	3,900	93%
Cerro Negro, Argentina	100%	1,900	11.81	700	7,300	10.75	2,500	9,200	10.97	3,200	94%
Yanacocha Open Pits	100%	21,700	0.80	600	107,000	0.75	2,600	128,600	0.76	3,200	56%
Yanacocha Underground	100%	—	—	—	12,300	6.06	2,400	12,300	6.06	2,400	97%
Total Yanacocha, Peru	100%	21,700	0.80	600	119,200	1.30	5,000	140,900	1.22	5,500	73%
Pueblo Viejo Open Pit	40%	25,800	2.28	1,900	50,800	2.08	3,400	76,600	2.15	5,300	82%
Pueblo Viejo Stockpiles (5)	40%	—	—	—	39,700	2.12	2,700	39,700	2.12	2,700	83%
Total Pueblo Viejo, Dominican Republic (8)(19)	40%	25,800	2.28	1,900	90,500	2.10	6,100	116,300	2.14	8,000	82%
NuevaUnión, Chile (9)(19)	50%	—	—	—	341,100	0.47	5,100	341,100	0.47	5,100	66%
Norte Abierto, Chile (10)(19)	50%	—	—	—	598,800	0.60	11,600	598,800	0.60	11,600	74%
Boddington Open Pit	100%	215,300	0.67	4,600	192,600	0.64	3,900	407,900	0.66	8,600	85%
Boddington Stockpiles (5)	100%	2,000	0.72	—	70,000	0.43	1,000	72,000	0.44	1,000	80%
Total Boddington, Australia	100%	217,300	0.67	4,700	262,600	0.58	4,900	479,900	0.62	9,600	84%
Tanami, Australia	100%	9,900	5.58	1,800	16,600	5.71	3,100	26,600	5.66	4,800	98%
Cadia, Australia (23)(24)	100%	—	—	—	1,102,300	0.42	14,700	1,102,300	0.42	14,700	81%
Lihir Open Pits	100%	—	—	—	159,900	2.76	14,200	159,900	2.76	14,200	78%
Lihir Stockpiles (5)	100%	—	—	—	57,200	1.83	3,400	57,200	1.83	3,400	78%
Total Lihir, Papua New Guinea (23)(24)	100%	—	—	—	217,100	2.51	17,500	217,100	2.51	17,500	78%
Wafi-Golpu, Papua New Guinea (19)(24)	50%	—	—	—	194,500	0.82	5,100	194,500	0.82	5,100	68%
Ahafo South Open Pit	100%	5,200	2.76	500	35,500	1.68	1,900	40,700	1.82	2,400	90%
Ahafo South Underground	100%	8,300	3.13	800	14,300	2.35	1,100	22,600	2.64	1,900	94%
Ahafo South Stockpiles (5)	100%	23,400	1.01	800	—	—	—	23,400	1.01	800	91%
Total Ahafo South, Ghana	100%	36,900	1.73	2,100	49,800	1.88	3,000	86,700	1.82	5,100	92%
Ahafo North, Ghana	100%	26,000	2.38	2,000	27,100	2.43	2,100	53,100	2.41	4,100	91%
Akyem Open Pit	100%	13,000	1.52	600	5,900	1.61	300	19,000	1.55	900	90%
Akyem Stockpiles (5)	100%	6,700	0.78	200	—	—	—	6,700	0.78	200	90%
Total Akyem, Ghana	100%	19,700	1.27	800	5,900	1.61	300	25,600	1.35	1,100	90%
NGM Open Pit	38.5%	—	—	—	154,700	1.01	5,000	154,700	1.01	5,000	77%
NGM Stockpiles (5)	38.5%	15,100	2.01	1,000	14,000	2.44	1,100	29,100	2.22	2,100	69%
NGM Underground	38.5%	5,100	11.58	1,900	35,100	8.19	9,300	40,200	8.62	11,100	87%
Total NGM, United States (18)	38.5%	20,200	4.42	2,900	203,900	2.35	15,400	224,100	2.54	18,300	82%
Total Gold		581,400	1.22	22,800	3,766,800	0.94	113,200	4,348,100	0.97	135,900	80%
____________________________
(1)At December 31, 2024 and 2023, gold reserves at sites for which Newmont is the operator were estimated at a gold price of $1,700 and $1,400 per ounce, respectively, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.

(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000.
(4)Gold reserves at December 31, 2024 were estimated at a gold price of $1,300 per ounce.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)The net smelter return value utilized in 2024 reserves not less than $14.10 per tonne.
(7)Gold reserves related to the undeveloped Yanacocha Sulfides project at December 31, 2024 were estimated at a gold price of $1,200 per ounce.
(8)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Gold reserves at December 31, 2024 were estimated at a gold price of $1,400 per ounce. Gold reserves at December 31, 2024 and 2023 were provided by Barrick, the operator of Pueblo Viejo.
(9)Project is currently undeveloped. Gold reserves at December 31, 2024 and 2023 were estimated at a gold price of $1,300 per ounce and were provided by the NuevaUnión joint venture.
(10)Project is currently undeveloped. Gold reserves at December 31, 2024 and 2023 were estimated at a gold price of $1,200 per ounce and were provided by the Norte Abierto joint venture.
(11)The net smelter return value utilized in 2024 reserves not less than $16.20 per tonne.
(12)The net smelter return value utilized in 2024 reserves not less than $21.70 per tonne.
(13)Cut-off grade utilized in 2024 reserves not less than 1.20 gram per tonne.
(14)Gold reserves at December 31, 2024 were estimated at a gold price of $1,200 per ounce.
(15)Cut-off grade utilized in 2024 reserves not less than 0.17 gram per tonne.
(16)Cut-off grade utilized in 2024 reserves not less than 0.42 gram per tonne.
(17)Cut-off grade utilized in 2024 reserves not less than 3.73 gram per tonne.
(18)Gold reserves at December 31, 2024 were estimated at a gold price of $1,400 per ounce. Gold reserves at December 31, 2024 and 2023 were provided by Barrick, the operator of the NGM joint venture.
(19)Currently included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(20)Sites are classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(21)Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(22)Gold reserves at December 31, 2024 were estimated at a gold price of $1,400 per ounce.
(23)Amounts presented herein have been rounded to the nearest 100,000 for ounces and tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(24)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Gold reserves at sites acquired through the Newcrest transaction were estimated at a gold price of $1,300 per ounce at December 31, 2023, with the exception of Lihir, for which gold reserves were estimated using Newmont's price assumptions, and certain legacy estimates, which have applied older, more conservative price assumptions.

The following tables detail copper proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2024 and 2023:

Copper Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)
Red Chris Open Pit	70%	—	—%	—	14,700	0.45%	—	14,700	0.45%	—	80%
Red Chris Underground (4)	70%	—	—%	—	171,700	0.52%	900	171,700	0.52%	900	84%
Total Red Chris, Canada	70%	—	—%	—	186,400	0.52%	1,000	186,400	0.52%	1,000	84%
Yanacocha, Peru (5)	100%	—	—%	—	111,100	0.63%	700	111,100	0.63%	700	83%
NuevaUnión, Chile (6)(13)	50%	—	—%	—	1,118,000	0.40%	4,400	1,118,000	0.40%	4,400	88%
Norte Abierto, Chile (7)(13)	50%	—	—%	—	598,800	0.22%	1,300	598,800	0.22%	1,300	87%
Boddington Open Pit	100%	276,500	0.09%	200	219,200	0.10%	200	495,700	0.09%	500	81%
Boddington Stockpiles (8)	100%	2,100	0.13%	—	61,900	0.09%	100	64,100	0.09%	100	79%
Total Boddington, Australia (9)	100%	278,600	0.09%	200	281,200	0.10%	300	559,800	0.09%	500	81%
Cadia, Australia (10)	100%	—	—%	—	1,051,800	0.29%	3,100	1,051,800	0.29%	3,100	87%
Wafi-Golpu, Papua New Guinea (11)(13)	50%	—	—%	—	194,500	1.20%	2,300	194,500	1.20%	2,300	95%
NGM, United States (12)(14)	38.5%	4,300	0.16%	—	71,000	0.18%	100	75,400	0.18%	100	66%
Total Copper		282,900	0.09%	200	3,612,900	0.37%	13,200	3,895,800	0.35%	13,500	88%

Copper Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)
Red Chris Open Pit	70%	—	—%	—	30,200	0.43%	100	30,200	0.43%	100	80%
Red Chris Underground	70%	—	—%	—	171,700	0.52%	900	171,700	0.52%	900	84%
Total Red Chris, Canada (15)	70%	—	—%	—	201,900	0.51%	1,000	201,900	0.51%	1,000	84%
Yanacocha, Peru	100%	—	—%	—	111,100	0.63%	700	111,100	0.63%	700	83%
NuevaUnión, Chile (6)(13)	50%	—	—%	—	1,118,000	0.40%	4,400	1,118,000	0.40%	4,400	88%
Norte Abierto, Chile (7)(13)	50%	—	—%	—	598,800	0.22%	1,300	598,800	0.22%	1,300	87%
Boddington Open Pit	100%	215,300	0.09%	200	192,600	0.11%	200	407,900	0.10%	400	82%
Boddington Stockpiles (8)	100%	2,000	0.15%	—	70,000	0.09%	100	72,000	0.09%	100	73%
Total Boddington, Australia	100%	217,300	0.09%	200	262,600	0.10%	300	479,900	0.10%	500	80%
Cadia, Australia (14)(15)	100%	—	—%	—	1,102,300	0.29%	3,200	1,102,300	0.29%	3,200	86%
Wafi-Golpu, Papua New Guinea (13)(15)	50%	—	—%	—	194,500	1.20%	2,300	194,500	1.20%	2,300	95%
NGM, United States (12)	38.5%	3,700	0.16%	—	82,400	0.17%	100	86,100	0.17%	100	65%
Total Copper		221,000	0.09%	200	3,671,500	0.37%	13,500	3,892,500	0.35%	13,700	88%
____________________________
(1)At December 31, 2024 and 2023, copper reserves at sites for which Newmont is the operator were estimated at a copper price of $3.50 per pound, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.
(4)Copper reserves at December 31, 2024 were estimated at a copper price of $3.00 per pound.
(5)Copper reserve estimates relate to the undeveloped Yanacocha Sulfides project and at December 31, 2024 were estimated at a copper price of $2.75 per pound.
(6)Project is currently undeveloped. Copper reserves at December 31, 2024 and 2023 were estimated at a copper price of $3.00 per pound and were provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Copper reserves at December 31, 2024 and 2023 were estimated at a copper price of $2.75 per pound and were provided by the Norte Abierto joint venture.
(8)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpiles are reported separately where pounds exceed 100 million and are greater than 5% of the total site reported reserves.
(9)The net smelter return value utilized in 2024 reserves not less than $16.20 per tonne.
(10)The net smelter return value utilized in 2024 reserves not less than $21.70 per tonne.
(11)Copper reserves at December 31, 2024 were estimated at a copper price of $3.00 per pound.
(12)Copper cut-off grade varies with gold and silver credits. Copper reserves at December 31, 2024 were estimated at a copper price of $3.00 per ounce. Copper reserves at December 31, 2024 and 2023 were provided by Barrick, the operator of the NGM joint venture.
(13)Currently included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(14)Amounts presented herein have been rounded to the nearest 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(15)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Copper reserves at sites acquired through the Newcrest transaction were estimated at a copper price of $3.00 per pound at December 31, 2023, with the exception of certain legacy estimates, which have applied older, more conservative price assumptions.

The following tables detail silver proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2024 and 2023:

Silver Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)
Brucejack, Canada	100%	—	—	—	8,600	34.36	9,500	8,600	34.36	9,500	83%
Peñasquito Open Pits	100%	93,900	34.68	104,700	130,800	28.52	119,900	224,700	31.09	224,600	83%
Peñasquito Stockpiles (4)	100%	4,700	25.38	3,800	27,300	28.32	24,800	32,000	27.89	28,700	73%
Total Peñasquito, Mexico (5)	100%	98,600	34.24	108,500	158,100	28.49	144,800	256,600	30.70	253,300	82%
Cerro Negro, Argentina	100%	2,200	89.85	6,400	7,100	65.87	15,000	9,300	71.58	21,400	75%
Yanacocha Open Pits and Underground	100%	—	—	—	93,400	19.89	59,800	93,400	19.89	59,800	54%
Yanacocha Stockpiles and Leach Pads (4)(6)	100%	—	—	—	78,900	9.33	23,600	78,900	9.33	23,600	13%
Total Yanacocha, Peru (7)	100%	—	—	—	172,300	15.05	83,400	172,300	15.05	83,400	43%
Pueblo Viejo Open Pits	40%	32,200	12.44	12,900	49,500	11.49	18,300	81,700	11.86	31,200	71%
Pueblo Viejo Stockpiles (4)	40%	—	—	—	38,800	14.22	17,700	38,800	14.22	17,700	71%
Total Pueblo Viejo, Dominican Republic (8)(13)	40%	32,200	12.44	12,900	88,300	12.69	36,000	120,500	12.62	48,900	71%
NuevaUnión, Chile (9)(13)	50%	—	—	—	1,118,000	1.31	47,200	1,118,000	1.31	47,200	66%
Norte Abierto, Chile (10)(13)	50%	—	—	—	598,800	1.52	29,300	598,800	1.52	29,300	74%
Cadia, Australia (11)	100%	—	—	—	1,051,800	0.67	22,800	1,051,800	0.67	22,800	68%
NGM Open Pit	38.5%	—	—	—	54,600	7.78	13,700	54,600	7.78	13,700	38%
NGM Stockpiles (4)	38.5%	3,200	7.87	800	—	—	—	3,200	7.87	800	38%
Total NGM, United States (12)(14)	38.5%	3,200	7.87	800	54,600	7.78	13,700	57,900	7.78	14,500	38%
Total Silver		136,200	29.37	128,600	3,257,700	3.83	401,600	3,393,800	4.86	530,200	71%

Silver Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)
Brucejack, Canada (15)	100%	—	—	—	11,500	34.71	12,800	11,500	34.71	12,800	85%
Peñasquito Open Pits	100%	121,700	37.98	148,600	142,800	30.31	139,200	264,500	33.84	287,800	80%
Peñasquito Stockpiles (4)	100%	2,000	33.97	2,200	24,500	28.79	22,700	26,500	29.18	24,900	80%
Total Peñasquito, Mexico (14)	100%	123,700	37.91	150,800	167,300	30.09	161,800	291,000	33.42	312,600	80%
Cerro Negro, Argentina	100%	1,900	85.48	5,200	7,300	69.23	16,300	9,200	72.58	21,500	75%
Yanacocha Open Pits and Underground	100%	—	—	—	93,400	19.89	59,800	93,400	19.89	59,800	54%
Yanacocha Stockpiles and Leach Pads (4)(6)	100%	—	—	—	86,000	9.07	25,100	86,000	9.07	25,100	13%
Total Yanacocha, Peru	100%	—	—	—	179,500	14.70	84,800	179,500	14.70	84,800	42%
Pueblo Viejo Open Pits	40%	25,800	13.15	10,900	50,800	12.31	20,100	76,600	12.59	31,000	74%
Pueblo Viejo Stockpiles (4)	40%	—	—	—	39,700	14.48	18,500	39,700	14.48	18,500	70%
Total Pueblo Viejo, Dominican Republic (8)	40%	25,800	13.15	10,900	90,500	13.26	38,600	116,300	13.24	49,500	73%
NuevaUnión, Chile (9)(13)	50%	—	—	—	1,118,000	1.31	47,200	1,118,000	1.31	47,200	66%
Norte Abierto, Chile (10)(13)	50%	—	—	—	598,800	1.52	29,300	598,800	1.52	29,300	74%
Cadia, Australia (14)(15)	100%	—	—	—	1,102,300	0.68	24,000	1,102,300	0.68	24,000	67%
NGM Open Pit	38.5%	—	—	—	60,800	6.93	13,600	60,800	6.93	13,600	38%
NGM Stockpiles (4)	38.5%	2,400	7.97	600	—	—	—	2,400	7.97	600	38%
Total NGM, United States (12)	38.5%	2,400	7.97	600	60,800	6.93	13,600	63,200	6.97	14,200	38%
Total Silver		153,900	33.87	167,600	3,335,900	4.00	428,400	3,489,800	5.31	596,000	70%
____________________________
(1)At December 31, 2024 and 2023, silver reserves at sites for which Newmont is the operator were estimated at a silver price of $20.00 per ounce, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.

(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000.
(4)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(5)The net smelter return value utilized in 2024 reserves not less than $14.10 per tonne.
(6)Leach pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(7)Silver reserves related to the undeveloped Yanacocha Sulfides project at December 31, 2024 were estimated at a silver price of $20.00 per ounce.
(8)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Silver reserves at December 31, 2024 were estimated at a gold price of $20.00 per ounce. Silver reserves at December 31, 2024 and 2023 were provided by Barrick, the operator of Pueblo Viejo.
(9)Project is currently undeveloped. Silver reserves at December 31, 2024 and 2023 were estimated at a silver price of $18.00 per ounce and were provided by the NuevaUnión joint venture.
(10)Project is currently undeveloped. Silver reserves at December 31, 2024 and 2023 were estimated at a silver price of $22.00 per ounce and were provided by the Norte Abierto joint venture.
(11)The net smelter return value utilized in 2024 reserves not less than $21.70 per tonne.
(12)Silver cut-off grade varies with gold and copper credits. Silver reserves at December 31, 2024 were estimated at a silver price of $24.00 per ounce. Silver reserves at December 31, 2024 and 2023 were provided by Barrick, the operator of the NGM joint venture.
(13)Currently included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(14)Amounts presented herein have been rounded to the nearest 100,000 for ounces and tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(15)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Silver reserves at sites acquired through the Newcrest transaction were estimated at a silver price of $18.00 per ounce at December 31, 2023.
The following tables detail lead proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2024 and 2023:

Lead Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)
Peñasquito Open Pits, Mexico (4)	100%	93,900	0.35%	300	130,800	0.27%	400	224,700	0.30%	700	75%
Peñasquito Stockpiles, Mexico (4)(5)	100%	4,700	0.28%	—	27,300	0.37%	100	32,000	0.36%	100	68%
Total Lead		98,600	0.35%	300	158,100	0.29%	500	256,600	0.31%	800	74%

Lead Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)
Peñasquito Open Pits, Mexico (6)	100%	121,700	0.37%	400	142,800	0.28%	400	264,500	0.32%	900	73%
Peñasquito Stockpiles, Mexico (5)(6)	100%	2,000	0.32%	—	24,500	0.38%	100	26,500	0.37%	100	73%
Total Lead		123,700	0.37%	500	167,300	0.30%	500	291,000	0.33%	900	73%
____________________________
(1)At December 31, 2024 and 2023, lead reserves were estimated at a lead price of $0.90 and $1.00 per pound, respectively. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.
(4)The net smelter return value utilized in 2024 reserves not less than $14.10 per tonne.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where pounds exceed 100 million and are greater than 5% of the total site-reported reserves.
(6)Amounts presented herein have been rounded to the nearest 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.

The following tables detail zinc proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2024 and 2023:

Zinc Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)
Peñasquito Open Pits, Mexico (4)	100%	93,900	0.81%	800	130,800	0.60%	800	224,700	0.69%	1,500	83%
Peñasquito Stockpiles, Mexico (4)(5)	100%	4,700	0.80%	—	27,300	0.54%	100	32,000	0.58%	200	75%
Total Zinc		98,600	0.81%	800	158,100	0.59%	900	256,600	0.68%	1,700	82%

Zinc Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)
Peñasquito Open Pits, Mexico (6)	100%	121,700	0.95%	1,200	142,800	0.66%	900	264,500	0.79%	2,100	82%
Peñasquito Stockpiles, Mexico (5)(6)	100%	2,000	0.66%	—	24,500	0.52%	100	26,500	0.53%	100	82%
Total Zinc		123,700	0.94%	1,200	167,300	0.63%	1,100	291,000	0.77%	2,200	82%
____________________________
(1)At December 31, 2024 and 2023, zinc reserves were estimated at a zinc price of $1.20 per pound. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.
(4)The net smelter return value utilized in 2024 reserves not less than $14.10 per tonne.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where pounds exceed 100 million and are greater than 5% of the total site-reported reserves.
(6)Amounts presented herein have been rounded to the nearest 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
The following tables detail molybdenum proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2024 and 2023:

Molybdenum Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)
NuevaUnión, Chile (4)(5)	50%	—	—%	—	776,900	0.02%	100	776,900	0.02%	100	48%
Cadia, Australia (6)	100%	—	—%	—	1,040,600	0.01%	100	1,040,600	0.01%	100	67%
Total Molybdenum		—	—%	—	1,817,500	0.01%	200	1,817,500	0.01%	200	56%

Molybdenum Reserves at December 31, 2023 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)
NuevaUnión, Chile (4)(5)	50%	—	—%	—	776,900	0.02%	100	776,900	0.02%	100	48%
Cadia, Australia (7)(8)	100%	—	—%	—	1,085,100	0.01%	100	1,085,100	0.01%	100	72%
Total Molybdenum		—	—%	—	1,862,000	0.01%	200	1,862,000	0.01%	200	55%
____________________________
(1)At December 31, 2024 and 2023, molybdenum reserves at sites for which Newmont is the operator were estimated at a molybdenum price of $13.00 and $8.00 per pound, respectively, unless otherwise noted. Amounts presented may not recalculate in total due to rounding.
(2)Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to nearest 100,000.

(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.
(4)Project is currently undeveloped. Molybdenum reserves at December 31, 2024 and 2023 were estimated at a molybdenum price of $10.00 per pound and were provided by the NuevaUnión joint venture.
(5)Currently included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(6)The net smelter return value utilized in 2024 reserves not less than $21.70 per tonne.
(7)Amounts presented herein have been rounded to the nearest 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
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
Market fluctuations in the price of gold, silver, copper, zinc, lead, and molybdenum, as well as increased production costs or reduced metallurgical recovery rates, could change future estimates of resources. Metal price assumptions are based on approximately a ten to twenty-five percent premium over reserve prices.
Our exploration efforts are directed to the discovery of new resources and converting it into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other locations globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $266, $265, and $231 in 2024, 2023, and 2022, respectively.
We had attributable measured and indicated gold resources of 99.4 million ounces and attributable inferred gold resources of 70.6 million ounces at December 31, 2024. For 2024 and 2023, attributable measured, indicated, and inferred gold resources were estimated at a gold price assumption of $2,000 and $1,600 per ounce, respectively, except as noted below. The increase in the resources gold price assumption is based on the Company's assessment of multiple factors, including historical gold pricing trends, consensus price forecasts, and impacts of inflation. For 2023, gold resources for Telfer were estimated at a gold price assumption of $1,800 per ounce due to the short-term remaining mine life; in the fourth quarter of 2024, the Company sold the assets of the Telfer reportable segment.
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
We publish measured, indicated, and inferred resources annually, and will recalculate them at December 31, 2025, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2025.
The following tables detail measured, indicated, and inferred resources reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2024 and 2023.

Gold Resources at December 31, 2024 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Brucejack, Canada	100%	—	—	—	4,300	4.68	600	4,300	4.68	600	16,600	5.8	3,100	96%
Red Chris, Canada (4)	70%	—	—	—	335,100	0.34	3,700	335,100	0.34	3,700	62,100	0.3	700	55%
Galore Creek, Canada (5)(15)	50%	212,800	0.29	2,000	385,600	0.22	2,700	598,400	0.25	4,700	118,900	0.2	700	75%
Peñasquito, Mexico	100%	48,200	0.30	500	163,100	0.22	1,100	211,300	0.24	1,600	21,100	0.2	100	57%
Noche Buena, Mexico (15)	50%	—	—	—	19,900	0.37	200	19,900	0.37	200	1,600	0.2	—	50%
Merian, Suriname	75%	5,800	1.03	200	58,600	1.08	2,000	64,500	1.08	2,200	70,000	0.9	2,000	90%
Cerro Negro, Argentina	100%	1,300	3.77	200	1,900	5.65	300	3,200	4.88	500	7,600	4.8	1,200	94%
Conga, Peru (6)(15)	100%	—	—	—	693,800	0.65	14,600	693,800	0.65	14,600	230,500	0.4	2,900	75%
Yanacocha Open Pit	100%	16,600	0.41	200	109,200	0.40	1,400	125,700	0.40	1,600	287,200	0.6	5,100	66%
Yanacocha Underground	100%	500	4.07	100	6,200	4.70	900	6,700	4.65	1,000	3,400	5.0	500	97%
Total Yanacocha, Peru (7)	100%	17,100	0.52	300	115,400	0.63	2,300	132,500	0.62	2,600	290,700	0.6	5,600	72%
Pueblo Viejo, Dominican Republic (8)(15)	40%	8,200	1.39	400	38,200	1.44	1,800	46,400	1.43	2,100	5,000	1.6	300	88%
NuevaUnión, Chile (9)(15)	50%	4,800	0.47	100	118,300	0.59	2,300	123,100	0.59	2,300	239,800	0.4	3,100	68%
Norte Abierto, Chile (10)(15)	50%	77,200	0.61	1,500	596,900	0.49	9,300	674,200	0.50	10,800	369,600	0.4	4,400	76%
Boddington, Australia	100%	90,600	0.55	1,600	154,100	0.53	2,600	244,700	0.54	4,200	3,500	0.6	100	84%
Tanami Open Pit	100%	9,700	1.65	500	26,500	1.45	1,200	36,200	1.50	1,700	5,300	1.1	200	90%
Tanami Underground	100%	2,800	3.22	300	6,600	3.80	800	9,300	3.63	1,100	17,200	4.4	2,400	97%
Total Tanami, Australia	100%	12,500	1.99	800	33,000	1.92	2,000	45,500	1.94	2,800	22,500	3.6	2,600	94%
Cadia Underground	100%	—	—	—	1,245,100	0.36	14,200	1,245,100	0.36	14,200	549,400	0.3	4,800	81%
Cadia Stockpiles and Open Pit	100%	30,800	0.30	300	—	—	—	30,800	0.30	300	11,000	0.7	200	65%
Total Cadia, Australia	100%	30,800	0.30	300	1,245,100	0.36	14,200	1,275,900	0.35	14,500	560,400	0.3	5,000	81%
Namosi, Fiji (11)(15)	73.24%	—	—	—	105,500	0.22	700	105,500	0.22	700	1,346,900	0.1	4,300	72%
Lihir Open Pit	100%	—	—	—	43,600	1.97	2,800	43,600	1.97	2,800	227,400	2.4	17,600	75%
Lihir Stockpiles	100%	—	—	—	1,000	2.11	100	1,000	2.11	100	—	—	—	75%
Total Lihir, Papua New Guinea	100%	—	—	—	44,600	1.97	2,800	44,600	1.97	2,800	227,400	2.4	17,600	75%
Wafi-Golpu Open Pit (12)	50%	—	—	—	53,600	1.66	2,900	53,600	1.66	2,900	15,500	1.3	600	65%
Wafi-Golpu Underground (13)	50%	—	—	—	140,800	0.45	2,000	140,800	0.45	2,000	91,900	0.6	1,900	68%
Total Wafi-Golpu, Papua New Guinea (15)	50%	—	—	—	194,500	0.78	4,900	194,500	0.78	4,900	107,300	0.7	2,600	67%
Ahafo South Open Pit	100%	3,900	1.13	100	6,500	0.83	200	10,400	0.95	300	3,500	1.2	100	85%
Ahafo South Underground	100%	700	3.85	100	27,100	3.96	3,400	27,800	3.95	3,500	11,500	3.1	1,200	91%
Total Ahafo South, Ghana	100%	4,700	1.56	200	33,500	3.35	3,600	38,200	3.13	3,800	15,000	2.7	1,300	91%
Ahafo North Open Pit, Ghana	100%	6,900	1.41	300	28,300	1.78	1,600	35,200	1.71	1,900	13,700	1.6	700	90%
NGM Open Pits and Stockpiles	38.5%	3,700	1.23	100	158,500	0.74	3,800	162,200	0.76	4,000	56,700	0.9	1,600	72%
NGM Underground	38.5%	200	23.55	200	21,500	6.34	4,400	21,800	6.52	4,600	25,100	6.4	5,200	87%
Total NGM, Nevada (14)(16)	38.5%	3,900	2.51	300	180,000	1.41	8,200	183,900	1.44	8,500	81,800	2.6	6,700	82%

Gold Resources at December 31, 2024 (1)(2) (continued)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Held for sale (17)
CC&V, United States	100%	20,300	0.53	300	26,500	0.48	400	46,700	0.50	800	71,400	0.4	900	51%
Musselwhite, Canada	100%	1,500	4.21	200	2,300	4.10	300	3,800	4.15	500	1,900	5.0	300	96%
Porcupine Underground	100%	—	—	—	1,000	7.70	300	1,100	7.59	300	1,900	7.8	500	92%
Porcupine Open Pit	100%	—	—	—	75,600	1.51	3,700	75,600	1.51	3,700	65,900	1.4	2,900	92%
Total Porcupine, Canada	100%	—	—	—	76,600	1.59	3,900	76,600	1.59	3,900	67,900	1.5	3,400	92%
Éléonore, Canada	100%	400	4.94	100	2,900	4.11	400	3,300	4.21	400	2,400	4.6	400	92%
Coffee, Canada (15)	100%	900	2.14	100	49,300	1.26	2,000	50,200	1.28	2,100	6,700	1.0	200	81%
Akyem, Ghana (18)	100%	800	0.73	—	9,700	3.83	1,200	10,600	3.58	1,200	5,500	3.0	500	92%
Total Gold		548,800	0.53	9,300	4,717,000	0.59	90,100	5,265,900	0.59	99,400	3,967,800	0.6	70,600	78%

Gold Resources at December 31, 2023 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
CC&V, United States	100%	77,400	0.43	1,100	43,700	0.36	500	121,100	0.40	1,600	22,400	0.4	300	56%
Musselwhite, Canada	100%	900	4.36	100	1,300	4.17	200	2,200	4.25	300	1,200	5.0	200	96%
Porcupine Underground	100%	200	4.55	—	1,100	6.89	200	1,300	6.49	300	2,400	8.0	600	94%
Porcupine Open Pit	100%	100	0.60	—	66,300	1.65	3,500	66,300	1.65	3,500	59,800	1.5	2,800	92%
Total Porcupine, Canada	100%	300	3.67	—	67,400	1.73	3,800	67,700	1.74	3,800	62,200	1.7	3,400	92%
Éléonore, Canada	100%	700	4.59	100	2,100	4.70	300	2,800	4.68	400	1,800	5.7	300	92%
Brucejack, Canada (19)	100%	—	—	—	1,800	7.64	500	1,800	7.64	500	12,100	10.3	4,000	96%
Red Chris, Canada (19)	70%	—	—	—	334,700	0.34	3,600	334,700	0.34	3,600	62,100	0.3	700	55%
Coffee, Canada (15)	100%	900	2.14	100	49,300	1.27	2,000	50,200	1.28	2,100	6,700	1.0	200	81%
Galore Creek, Canada (5)(15)	50%	212,800	0.29	2,000	385,600	0.22	2,700	598,400	0.25	4,700	118,900	0.2	700	75%
Peñasquito, Mexico (16)	100%	37,400	0.26	300	157,300	0.22	1,100	194,700	0.23	1,400	22,800	0.2	100	57%
Noche Buena, Mexico (15)	50%	—	—	—	19,900	0.37	200	19,900	0.37	200	1,600	0.2	—	50%
Merian, Suriname	75%	6,000	1.01	200	38,000	1.10	1,300	44,000	1.09	1,500	30,800	1.0	1,000	88%
Cerro Negro, Argentina	100%	1,300	3.71	200	2,100	6.17	400	3,400	5.22	600	6,200	4.7	900	94%
Conga, Peru (15)	100%	—	—	—	693,800	0.65	14,600	693,800	0.65	14,600	230,500	0.4	2,900	75%
Yanacocha Open Pit	100%	16,800	0.41	200	111,300	0.43	1,500	128,000	0.42	1,700	186,500	0.8	4,800	67%
Yanacocha Underground	100%	500	4.07	100	6,200	4.70	900	6,700	4.65	1,000	3,400	5.0	500	97%
Total Yanacocha, Peru	100%	17,300	0.52	300	117,500	0.65	2,500	134,800	0.64	2,800	189,900	0.9	5,400	73%
Pueblo Viejo, Dominican Republic (8)(15)	40%	7,300	1.47	300	37,300	1.49	1,800	44,600	1.49	2,100	3,200	1.6	200	82%
NuevaUnión, Chile (9)(15)	50%	4,800	0.47	100	118,300	0.59	2,300	123,100	0.59	2,300	239,800	0.4	3,100	68%
Norte Abierto, Chile (10)(15)	50%	77,200	0.61	1,500	596,900	0.49	9,300	674,200	0.50	10,800	369,600	0.4	4,400	76%
Boddington, Australia	100%	98,200	0.55	1,700	169,700	0.54	2,900	267,900	0.54	4,700	2,400	0.5	—	83%
Tanami Open Pit	100%	9,400	1.67	500	23,800	1.47	1,100	33,200	1.53	1,600	4,200	1.1	200	90%
Tanami Underground	100%	2,500	3.82	300	5,600	4.43	800	8,000	4.24	1,100	15,900	4.5	2,300	96%
Total Tanami, Australia	100%	11,900	2.12	800	29,400	2.03	1,900	41,200	2.06	2,700	20,100	3.8	2,400	94%
Cadia Underground	100%	—	—	—	1,596,600	0.32	16,200	1,596,600	0.32	16,200	497,000	0.2	3,800	80%
Cadia Stockpiles and Open Pit	100%	30,900	0.30	300	—	—	—	30,900	0.30	300	11,000	0.7	200	65%
Total Cadia, Australia (16)(19)	100%	30,900	0.30	300	1,596,600	0.32	16,200	1,627,500	0.32	16,500	508,000	0.2	4,100	80%
Telfer Open Pit	100%	—	—	—	25,900	0.56	500	25,900	0.56	500	—	—	—	78%
Telfer Underground	100%	—	—	—	1,700	2.31	100	1,700	2.31	100	—	—	—	90%
Total Telfer, Australia (19)(20)	100%	—	—	—	27,600	0.67	600	27,600	0.67	600	—	—	—	81%
Havieron, Australia (19)(20)	70%	—	—	—	33,200	2.65	2,800	33,200	2.65	2,800	11,400	1.7	600	87%
Namosi, Fiji (15)(19)	73.24%	—	—	—	105,500	0.22	700	105,500	0.22	700	1,346,900	0.1	4,300	72%
Lihir Open Pit	100%	—	—	—	25,000	2.03	1,600	25,000	2.03	1,600	227,400	2.4	17,500	80%
Lihir Stockpiles	100%	—	—	—	22,200	1.47	1,000	22,200	1.47	1,000	—	—	—	78%
Total Lihir, Papua New Guinea (16)(19)	100%	—	—	—	47,100	1.77	2,700	47,100	1.77	2,700	227,400	2.4	17,500	79%

Gold Resources at December 31, 2023 (1)(2) (continued)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Wafi-Golpu Open Pit	50%	—	—	—	53,600	1.66	2,900	53,600	1.66	2,900	15,500	1.3	600	65%
Wafi-Golpu Underground	50%	—	—	—	140,800	0.45	2,000	140,800	0.45	2,000	91,900	0.6	1,900	68%
Total Wafi-Golpu, Papua New Guinea (15)(19)	50%	—	—	—	194,500	0.78	4,900	194,500	0.78	4,900	107,300	0.7	2,600	67%
Ahafo South Open Pit	100%	3,200	1.21	100	5,600	0.92	200	8,800	1.03	300	6,100	1.4	300	88%
Ahafo South Underground	100%	—	1.59	—	27,200	3.71	3,200	27,200	3.71	3,200	13,800	3.0	1,300	91%
Total Ahafo South, Ghana	100%	3,200	1.21	100	32,800	3.24	3,400	36,000	3.05	3,500	19,900	2.5	1,600	91%
Ahafo North, Ghana	100%	5,000	1.46	200	12,700	1.88	800	17,700	1.76	1,000	6,600	1.6	300	91%
Akyem, Ghana	100%	900	0.72	—	9,800	3.83	1,200	10,600	3.57	1,200	5,600	2.9	500	92%
NGM Open Pit and Stockpiles	38.5%	4,000	0.99	100	175,200	0.99	5,500	179,200	0.99	5,700	101,000	0.8	2,500	75%
NGM Underground	38.5%	1,400	7.51	300	20,900	5.95	4,000	22,200	6.04	4,300	23,100	6.5	4,800	84%
Total NGM, United States (14)	38.5%	5,300	2.66	500	196,000	1.52	9,600	201,400	1.55	10,000	124,100	1.8	7,300	80%
Total Gold		599,700	0.52	9,900	5,121,900	0.58	94,900	5,721,600	0.57	104,800	3,761,500	0.6	69,100	78%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)At December 31, 2024 and 2023, gold resources at sites for which Newmont is the operator were estimated at a gold price of $2,000 and $1,600 per ounce, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000.
(4)Gold resources related to the underground mine at December 31, 2024 were estimated at a gold price of $1,400 per ounce.
(5)Project is currently undeveloped. Resource estimates provided by Teck Resources, the Galore Creek joint venture partner.
(6)Gold resources at December 31, 2024 were estimated at a gold price of $1,400 per ounce.
(7)Gold resources related to the undeveloped Yanacocha Sulfides project at December 31, 2024 were estimated at a gold price of $1,400 per ounce.
(8)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Gold resources at December 31, 2024 were estimated at a gold price of $1,900 per ounce. Gold resources at December 31, 2024 and 2023 were provided by Barrick, the operator of Pueblo Viejo.
(9)Project is currently undeveloped. Gold resources at December 31, 2024 and 2023 were estimated at a gold price of $1,300 per ounce and were provided by the NuevaUnión joint venture.
(10)Project is currently undeveloped. Gold resources at December 31, 2024 and 2023 were estimated at a gold price of $1,400 per ounce and were provided by the Norte Abierto joint venture.
(11)Gold resources at December 31, 2024 were estimated at a gold price of $1,400 per ounce.
(12)Gold resources at December 31, 2024 were estimated at a gold price of $1,300 per ounce.
(13)Gold resources at December 31, 2024 were estimated at a gold price of $1,400 per ounce.
(14)Gold resources at December 31, 2024 were estimated at a gold price of $1,900 per ounce. Gold resources at December 31, 2024 and 2023 were provided by Barrick, the operator of the NGM joint venture.
(15)Currently included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(16)Amounts presented herein have been rounded to the nearest 100,000 for ounces and tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(17)Sites are classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(18)Gold resources at December 31, 2024 were estimated at a gold price of $1,600 per ounce.

(19)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. At December 31, 2023, gold resources at sites acquired through the Newcrest transaction were estimated at a gold price of $1,400 per ounce, with the exception of Havieron and Lihir, for which gold resources were estimated using Newmont's price assumptions, and certain legacy estimates, which have applied older, more conservative price assumptions.
(20)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment, which includes the Havieron development project. Refer to Note 3 to the Consolidated Financial Statements for further information.

Copper Resources at December 31, 2024 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Red Chris, Canada (4)	70%	—	—%	—	335,100	0.34%	1,100	335,100	0.34%	1,100	62,100	0.4%	200	81%
Galore Creek, Canada (5)(12)	50%	212,800	0.44%	900	385,600	0.47%	1,800	598,400	0.46%	2,800	118,900	0.3%	300	93%
Conga, Peru (6)(12)	100%	—	—%	—	693,800	0.26%	1,800	693,800	0.26%	1,800	230,500	0.2%	400	84%
Yanacocha, Peru (7)	100%	1,500	1.02%	—	99,800	0.36%	400	101,300	0.37%	400	39,700	0.4%	100	81%
NuevaUnión, Chile (8)(12)	50%	164,300	0.19%	300	349,900	0.34%	1,200	514,100	0.30%	1,500	602,200	0.4%	2,300	89%
Norte Abierto, Chile (9)(12)	50%	57,600	0.24%	100	551,300	0.19%	1,100	608,900	0.20%	1,200	361,800	0.2%	700	90%
Boddington, Australia	100%	90,600	0.12%	100	154,100	0.11%	200	244,700	0.12%	300	3,500	0.1%	—	83%
Cadia Open Pit	100%	30,800	0.13%	—	—	—%	—	30,800	0.13%	—	11,000	0.5%	100	85%
Cadia Underground	100%	—	—%	—	1,245,100	0.25%	3,200	1,245,100	0.25%	3,200	549,400	0.2%	900	86%
Total Cadia, Australia	100%	30,800	0.13%	—	1,245,100	0.25%	3,200	1,275,900	0.25%	3,200	560,400	0.2%	1,000	86%
Namosi Open Pit	73.24%	—	—%	—	105,500	0.61%	600	105,500	0.61%	600	1,346,900	0.3%	4,300	84%
Namosi Underground	73.24%	—	—%	—	—	—%	—	—	—%	—	209,900	0.4%	900	92%
Total Namosi, Fiji (12)	73.24%	—	—%	—	105,500	0.61%	600	105,500	0.61%	600	1,556,800	0.3%	5,200	85%
Wafi-Golpu, Papua New Guinea (10)(12)	50%	—	—%	—	140,800	0.73%	1,000	140,800	0.73%	1,000	91,900	0.7%	600	95%
NGM, United States (11)(13)	38.5%	—	—%	—	113,700	0.17%	200	113,700	0.17%	200	11,100	0.2%	—	67%
Total Copper		557,600	0.28%	1,600	4,174,600	0.30%	12,600	4,732,200	0.30%	14,100	3,638,800	0.3%	11,000	87%

Copper Resources at December 31, 2023 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Red Chris, Canada (14)	70%	—	—%	—	334,700	0.34%	1,100	334,700	0.34%	1,100	62,100	0.4%	200	81%
Galore Creek, Canada (5)(12)	50%	212,800	0.44%	900	385,600	0.47%	1,800	598,400	0.46%	2,800	118,900	0.3%	300	93%
Conga, Peru (12)	100%	—	—%	—	693,800	0.26%	1,800	693,800	0.26%	1,800	230,500	0.2%	400	84%
Yanacocha, Peru	100%	1,500	1.02%	—	99,800	0.36%	400	101,300	0.37%	400	39,700	0.4%	100	81%
NuevaUnión, Chile (8)(12)	50%	164,300	0.19%	300	349,900	0.34%	1,200	514,100	0.30%	1,500	602,200	0.4%	2,300	89%
Norte Abierto, Chile (9)(12)	50%	57,600	0.24%	100	551,300	0.19%	1,100	608,900	0.20%	1,200	361,800	0.2%	700	90%
Boddington, Australia	100%	98,200	0.11%	100	169,700	0.11%	200	267,900	0.11%	300	2,400	0.1%	—	82%
Cadia Underground	100%	—	—%	—	1,596,600	0.23%	3,700	1,596,600	0.23%	3,700	497,000	0.2%	900	85%
Cadia Open Pit	100%	30,900	0.13%	—	—	—%	—	30,900	0.13%	—	11,000	0.5%	100	80%
Total Cadia, Australia (13)(14)	100%	30,900	0.13%	—	1,596,600	0.23%	3,700	1,627,500	0.23%	3,800	508,000	0.2%	900	85%
Telfer Open Pit	100%	—	—%	—	20,300	0.06%	—	20,300	0.06%	—	—	—%	—	49%
Telfer Stockpiles	100%	—	—%	—	5,600	0.07%	—	5,600	0.07%	—	—	—%	—	46%
Telfer Underground	100%	—	—%	—	1,700	0.56%	—	1,700	0.56%	—	—	—%	—	94%
Total Telfer, Australia (14)(15)	100%	—	—%	—	27,600	0.09%	—	27,600	0.09%	—	—	—%	—	65%
Havieron, Australia (14)(15)	70%	—	—%	—	33,200	0.34%	100	33,200	0.34%	100	11,400	0.2%	—	86%
Telfer Projects, Australia (14)(15)	100%	—	—%	—	51,700	0.29%	100	51,700	0.29%	100	1,900	0.3%	—	78%
Namosi Open Pit	73.24%	—	—%	—	105,500	0.61%	600	105,500	0.61%	600	1,346,900	0.3%	4,300	84%
Namosi Underground	73.24%	—	—%	—	—	—%	—	—	—%	—	209,900	0.4%	900	92%
Total Namosi, Fiji (12)(14)	73.24%	—	—%	—	105,500	0.61%	600	105,500	0.61%	600	1,556,800	0.3%	5,200	85%
Wafi-Golpu, Papua New Guinea (12)(14)	50%	—	—%	—	140,800	0.73%	1,000	140,800	0.73%	1,000	91,900	0.7%	600	95%
NGM, United States (11)	38.5%	—	—%	—	136,000	0.15%	200	136,000	0.15%	200	19,300	0.2%	—	65%
Total Copper		565,300	0.28%	1,600	4,676,100	0.29%	13,500	5,241,400	0.29%	15,000	3,606,800	0.3%	10,900	88%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)At December 31, 2024 and 2023, copper resources at sites in which Newmont is the operator were estimated at a copper price of $4.00 per pound, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.
(4)Copper resources related to the underground mine at December 31, 2024 were estimated at a copper price of $3.40 per pound.
(5)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(6)Copper resources at December 31, 2024 were estimated at a copper price of $3.50 per pound.
(7)Copper resources related to the undeveloped Yanacocha Sulfides project at December 31, 2024 were estimated at a copper price of $3.25 per pound.
(8)Project is currently undeveloped. Copper resources at December 31, 2024 and 2023 were estimated at a copper price of $3.00 per pound and were provided by the NuevaUnión joint venture.
(9)Project is currently undeveloped. Copper resources at December 31, 2024 and 2023 were estimated at a copper price of $3.25 per pound and were provided by the Norte Abierto joint venture.
(10)Copper resources related to the open pit mine at December 31, 2024 were estimated at a copper price of $3.40 per pound.
(11)Copper resources at December 31, 2024 and 2023 were provided by Barrick, the operator of the NGM joint venture.
(12)Currently included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.

(13)Amounts presented herein have been rounded to the nearest 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(14)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Copper resources at sites acquired through the Newcrest transaction were estimated at a copper price of $3.40 per pound at December 31, 2023, with the exception of Havieron, for which copper resources were estimated using Newmont's price assumptions, and certain legacy estimates, which have applied older, more conservative price assumptions.
(15)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment, which includes the Havieron development project. Refer to Note 3 to the Consolidated Financial Statements for further information.

Silver Resources at December 31, 2024 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Brucejack, Canada	100%	—	—	—	4,300	19.68	2,700	4,300	19.68	2,700	16,600	11.6	6,200	82%
Galore Creek, Canada (4)(12)	50%	212,800	4.08	27,900	385,600	4.77	59,100	598,400	4.52	87,000	118,900	2.6	9,900	73%
Peñasquito, Mexico	100%	48,200	27.22	42,200	163,100	24.84	130,300	211,300	25.39	172,400	21,100	25.4	17,200	80%
Noche Buena, Mexico (12)	50%	—	—	—	19,900	13.99	9,000	19,900	13.99	9,000	1,600	11.0	500	25%
Cerro Negro Underground	100%	100	70.12	300	700	61.42	1,400	900	62.67	1,700	7,300	26.5	6,200	76%
Cerro Negro Open Pit	100%	1,200	6.76	300	1,200	6.62	300	2,400	6.70	500	300	6.7	100	71%
Total Cerro Negro, Argentina	100%	1,300	12.61	500	1,900	27.54	1,700	3,200	21.43	2,200	7,600	25.7	6,300	75%
Conga, Peru (5)(12)	100%	—	—	—	693,800	2.06	45,900	693,800	2.06	45,900	175,000	1.1	6,300	70%
Yanacocha Open Pit	100%	16,300	6.71	3,500	103,900	10.16	33,900	120,200	9.69	37,400	26,300	13.4	11,400	43%
Yanacocha Leach Pad (6)	100%	—	—	—	—	—	—	—	—	—	62,700	2.2	4,500	4%
Yanacocha Underground	100%	500	0.37	—	6,200	37.02	7,300	6,700	34.23	7,400	3,400	40.4	4,400	83%
Total Yanacocha, Peru (7)	100%	16,800	6.52	3,500	110,100	11.66	41,300	126,900	10.98	44,800	92,400	6.8	20,300	47%
Pueblo Viejo, Dominican Republic (8)(12)	40%	8,200	7.69	2,000	38,200	7.82	9,600	46,400	7.80	11,600	5,000	6.8	1,100	71%
NuevaUnión, Chile (9)(12)	50%	164,300	0.96	5,100	349,900	1.19	13,400	514,100	1.12	18,400	602,200	1.2	22,500	66%
Norte Abierto, Chile (10)(12)	50%	77,200	1.20	3,000	596,900	1.07	20,600	674,200	1.09	23,500	369,600	1.0	11,300	78%
Cadia, Australia	100%	—	—	—	1,245,100	0.65	26,100	1,245,100	0.65	26,100	549,400	0.4	7,900	67%
Wafi-Golpu, Papua New Guinea (12)	50%	—	—	—	53,600	4.42	7,600	53,600	4.42	7,600	15,500	4.5	2,200	45%
NGM Open Pit	38.5%	—	—	—	98,300	5.64	17,800	98,300	5.64	17,800	9,400	4.2	1,300	38%
NGM Stockpiles	38.5%	—	—	—	—	—	—	—	—	—	900	4.6	100	38%
NGM, United States (11)(13)	38.5%	—	—	—	98,300	5.64	17,800	98,300	5.64	17,800	10,300	4.2	1,400	38%
Total Silver		528,900	4.96	84,300	3,760,700	3.18	385,000	4,289,600	3.40	469,200	1,985,100	1.8	113,200	69%

Silver Resources at December 31, 2023 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Brucejack, Canada (14)	100%	—	—	—	1,800	8.09	500	1,800	8.09	500	12,100	10.0	3,900	85%
Galore Creek, Canada (4)(12)	50%	212,800	4.08	27,900	385,600	4.77	59,100	598,400	4.52	87,000	118,900	2.6	9,900	73%
Peñasquito, Mexico (13)	100%	37,400	24.48	29,400	157,300	25.12	127,100	194,700	25.00	156,500	22,800	25.4	18,700	79%
Noche Buena, Mexico (12)	50%	—	—	—	19,900	13.99	9,000	19,900	13.99	9,000	1,600	11.0	500	25%
Cerro Negro Underground	100%	100	61.50	200	900	60.12	1,800	1,000	60.28	2,000	5,900	27.5	5,200	75%
Cerro Negro Open Pit	100%	1,200	6.77	300	1,200	6.63	300	2,400	6.70	500	300	6.7	100	71%
Total Cerro Negro, Argentina	100%	1,300	11.71	500	2,100	30.02	2,000	3,400	22.95	2,500	6,200	26.4	5,300	75%
Conga, Peru (12)	100%	—	—	—	693,800	2.06	45,900	693,800	2.06	45,900	175,000	1.1	6,300	70%
Yanacocha Open Pit	100%	16,100	6.76	3,500	105,200	10.43	35,300	121,300	9.94	38,800	26,400	13.5	11,500	44%
Yanacocha Underground	100%	500	0.37	—	6,200	37.02	7,300	6,700	34.23	7,400	3,400	40.4	4,400	83%
Total Yanacocha, Peru	100%	16,600	6.57	3,500	111,300	11.91	42,600	128,000	11.21	46,100	29,800	16.6	15,900	51%
Pueblo Viejo, Dominican Republic (8)(12)	40%	7,300	7.96	1,900	37,300	8.04	9,600	44,600	8.02	11,500	3,200	8.1	800	74%
NuevaUnión, Chile (9)(12)	50%	164,300	0.96	5,100	349,900	1.19	13,400	514,100	1.12	18,400	602,200	1.2	22,500	66%
Norte Abierto, Chile (10)(12)	50%	77,200	1.20	3,000	596,900	1.07	20,600	674,200	1.09	23,500	369,600	1.0	11,300	78%
Cadia, Australia (13)(14)	100%	—	—	—	1,596,600	0.61	31,300	1,596,600	0.61	31,300	497,000	0.5	7,500	65%
Wafi-Golpu, Papua New Guinea (12)(14)	50%	—	—	—	53,600	4.42	7,600	53,600	4.42	7,600	15,500	4.5	2,200	45%
NGM Open Pit	38.5%	—	—	—	93,000	5.59	16,700	93,000	5.59	16,700	16,700	5.4	2,900	38%
NGM Stockpiles	38.5%	—	—	—	—	—	—	—	—	—	1,800	5.6	300	38%
NGM, United States (11)	38.5%	—	—	—	93,000	5.59	16,700	93,000	5.59	16,700	18,400	5.4	3,200	38%
Total Silver		516,900	4.29	71,300	4,099,200	2.92	385,400	4,616,200	3.08	456,700	1,872,300	1.8	108,100	68%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)At December 31, 2024 and 2023, silver resources at sites in which Newmont is the operator were estimated at a silver price of $23.00 per ounce, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000.
(4)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(5)Silver resources at December 31, 2024 were estimated at a silver price of $26.00 per ounce.
(6)Leach pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process resources are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported resources.
(7)Silver resources related to the undeveloped Yanacocha Sulfides project at December 31, 2024 were estimated at a silver price of $23.00 per ounce.
(8)Silver resources at December 31, 2024 were estimated at a silver price of $24.00 per ounce. Silver resources at December 31, 2024 and 2023 were provided by Barrick, the operator of the Pueblo Viejo.
(9)Project is currently undeveloped. Silver resources at December 31, 2024 and 2023 were estimated at a silver price of $18.00 per ounce and were provided by the NuevaUnión joint venture.
(10)Project is currently undeveloped. Silver resources at December 31, 2024 and 2023 were estimated at a silver price of $20.00 per ounce and were provided by the Norte Abierto joint venture.
(11)Silver resources at December 31, 2024 were estimated at a silver price of $24.00 per ounce. Silver resources at December 31, 2024 and 2023 were provided by Barrick, the operator of the NGM joint venture.
(12)Currently included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.

(13)Amounts presented herein have been rounded to the nearest 100,000 for ounces and tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(14)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Silver resources at sites acquired through the Newcrest transaction were estimated at a silver price of $21.00 per ounce at December 31, 2023, with the exception of certain legacy estimates, which have applied older, more conservative price assumptions.

Lead Resources at December 31, 2024 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Peñasquito, Mexico	100%	48,200	0.25%	100	163,100	0.23%	400	211,300	0.23%	500	21,100	0.2%	—	73%
Total Lead		48,200	0.25%	100	163,100	0.23%	400	211,300	0.23%	500	21,100	0.2%	—	73%

Lead Resources at December 31, 2023 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Peñasquito, Mexico (4)	100%	37,400	0.28%	100	157,300	0.24%	400	194,700	0.24%	500	22,800	0.2%	100	72%
Telfer Projects, Australia (5)(6)	100%	—	—%	—	51,700	0.30%	200	51,700	0.30%	200	1,900	0.2%	—	89%
Total Lead		37,400	0.28%	100	209,100	0.25%	500	246,500	0.26%	600	24,700	0.2%	100	76%
____________________________
(1)Resources are reported exclusive of reserves.
(2)At December 31, 2024 and 2023, lead resources were estimated at a lead price of $1.00 and $1.20 per pound, respectively. Tonnage amounts have been rounded to the nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.
(4)Amounts presented herein have been rounded to the nearest 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(5)Site acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Lead resources at sites acquired through the Newcrest transaction were estimated at a lead price of $1.07 per pound at December 31, 2023.
(6)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment, which includes the Havieron development project. Refer to Note 3 to the Consolidated Financial Statements for further information.

Zinc Resources at December 31, 2024 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Peñasquito, Mexico	100%	48,200	0.69%	300	163,100	0.55%	900	211,300	0.59%	1,200	21,100	0.6%	100	81%
Total Zinc		48,200	0.69%	300	163,100	0.55%	900	211,300	0.59%	1,200	21,100	0.6%	100	81%

Zinc Resources at December 31, 2023 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Peñasquito, Mexico (4)	100%	37,400	0.69%	300	157,300	0.59%	900	194,700	0.61%	1,200	22,800	0.6%	100	81%
Telfer Projects, Australia (5)(6)	100%	—	—%	—	51,700	0.63%	300	51,700	0.63%	300	1,900	0.5%	—	78%
Total Zinc		37,400	0.69%	300	209,100	0.60%	1,300	246,500	0.61%	1,500	24,700	0.6%	100	80%
____________________________
(1)Resources are reported exclusive of reserves.
(2)At December 31, 2024 and 2023, zinc resources were estimated at a zinc price of $1.30 and $1.45 per pound, respectively. Tonnage amounts have been rounded to the nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.
(4)Amounts presented herein have been rounded to the nearest 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(5)Site acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information. Zinc resources at sites acquired through the Newcrest transaction were estimated at a zinc price of $1.15 per pound at December 31, 2023.
(6)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment, which includes the Havieron development project. Refer to Note 3 to the Consolidated Financial Statements for further information.

Molybdenum Resources at December 31, 2024 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Metallurgical Recovery (3)
NuevaUnión, Chile (4)	50%	159,500	0.01%	—	231,500	0.01%	—	391,000	0.01%	—	362,300	—%	—	52%
Cadia, Australia	100%	—	—%	—	1,173,900	0.01%	100	1,173,900	0.01%	100	509,600	—%	—	72%
Total Molybdenum		159,500	0.01%	—	1,405,400	0.01%	100	1,564,900	0.01%	100	872,000	—%	100	62%

Molybdenum Resources at December 31, 2023 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Metallurgical Recovery (3)
NuevaUnión, Chile (4)	50%	159,500	0.01%	—	231,500	0.01%	—	391,000	0.01%	—	362,300	—%	—	52%
Cadia, Australia (5)(6)	100%	—	—%	—	1,515,400	0.01%	100	1,515,400	0.01%	100	497,000	—%	—	72%
Total Molybdenum		159,500	0.01%	—	1,746,900	0.01%	100	1,906,400	0.01%	100	859,400	—%	100	60%
____________________________
(1)Resources are reported exclusive of reserves.
(2)At December 31, 2024 and 2023, molybdenum resources at sites in which Newmont is the operator were estimated at a molybdenum price of $16.00 and $10.00 per pound, respectively, unless otherwise noted. Tonnage amounts have been rounded to the nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.

(4)Project is currently undeveloped and is included in Corporate and Other in Note 4 to the Consolidated Financial Statements. Molybdenum resources at December 31, 2024 and 2023 were estimated at a molybdenum price of $10.00 per pound and were provided by the NuevaUnión joint venture.
(5)Amounts presented herein have been rounded to the nearest 100,000 for tonnes and therefore may not agree to the respective Technical Report Summaries provided for certain properties as provided under exhibit 96.
(6)Site acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.

Tungsten Resources at December 31, 2023 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (W%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (W%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (W%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (W%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Telfer Projects, Australia	100%	—	—%	—	51,700	0.35%	200	51,700	0.35%	200	1,900	0.4%	—	74%
Total Tungsten		—	—%	—	51,700	0.35%	200	51,700	0.35%	200	1,900	0.4%	—	74%
____________________________
(1)Resources are reported exclusive of reserves.
(2)At December 31, 2023, tungsten resources were estimated at a tungsten price of $16.00 per pound. Tonnage amounts have been rounded to the nearest 100,000. The Telfer reportable segment was acquired in 2023 through the Newmont transaction and subsequently sold in the fourth quarter of 2024. Refer to Note 3 to the Consolidated Financial Statements for further information. Due to the sale, the Company had no tungsten reserves at December 31, 2024.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.

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
ITEM 4.       MINE SAFETY DISCLOSURES
At Newmont, safety is a core value, and we strive for superior performance. In 2024, we lost four colleagues due to fatal events at sites not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). We are working diligently to strengthen and improve our safety systems, along with the key safety tools that we use in the field. We are fully committed to understanding the factors that contributed to these tragedies, undertaking decisive action to improve our safety culture with a clear focus on seeking to effectively control all of the risks that could lead to a fatality. Newmont’s Always Safe program reflects learning from these tragic events. The program focuses on Integrated Systems, Robust Capabilities and Empowered Behaviors, through a leadership commitment to care, clarity, and capability. We will also continue to transparently share the lessons we learned with our employees and our peers in the industry to help improve the safety performance of our sector.
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
The operation of our U.S. based mine is subject to regulation by the MSHA under the Mine Act. MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued have also increased in recent years.
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

PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES (in millions, except share and per share data)
Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.” On February 13, 2025, there were 1,126,861,075 shares of Newmont’s common stock outstanding, which were held by approximately 6,500 stockholders of record.
During the period from October 1, 2024 to December 31, 2024, 16,841,467 shares of Newmont's equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
October 1, 2024 through October 31, 2024	10,300,979	$51.32	10,277,445	$2,024
November 1, 2024 through November 30, 2024	3,645,079	$42.73	3,627,052	$1,869
December 1, 2024 through December 31, 2024	2,895,409	$39.92	2,891,138	$1,754
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 23,534 shares, 18,027 shares, and 4,271 shares for the fiscal months of October, November, December 2024, respectively.
(2)In February 2024, the Board of Directors authorized a $1 billion stock repurchase program to repurchase shares of outstanding common stock to provide returns to stockholders. In connection with the expected completion of such program, in October 2024, the Board authorized an additional $2 billion share repurchase program, which will expire after 24 months (in October 2026). The program will be executed at the Company's discretion. The repurchase programs may be discontinued at any time, and the programs do not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorizations in the future.
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
The following MD&A generally discusses our consolidated financial condition and results of operations for 2024 and 2023 and year-to-year comparisons between 2024 and 2023. Discussions of our consolidated financial condition and results of operations for 2022 and year-to-year comparisons between 2023 and 2022 are included in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2024.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. In June 2024, the Company was named as the only miner in TIME’s top 100 green firms ranking. Since 2015, Newmont has been ranked as the mining and metal sector’s top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont has been ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
Refer to the Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and non-GAAP Financial Measures for information about the continued impacts from inflationary pressures, effects of certain countermeasures taken by central banks, and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations, as well as impacts on the timing and cost of capital expenditures and the risk of potential impairment to certain assets. Refer to discussion of Risk and Uncertainties within Note 2 to the Consolidated Financial Statements for further information.
Non-core Asset Divestitures
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
In the second half of 2024, the Company entered into a definitive agreement to sell the assets of the Telfer reportable segment, which closed in the fourth quarter 2024. As a result of the sale, a loss of $160 was recognized in Loss on assets held for sale. Additionally, in the fourth quarter of 2024 the Company entered into definitive agreements to sell the reportable segments of Akyem, Musselwhite, Éléonore, and CC&V and in January 2025 the Company entered into a definitive agreement to sell the Porcupine reportable segment. All of which are expected to close in the first half of 2025 and remained designated as held for sale at December 31, 2024.
The non-core assets and the development project classified as held for sale are recorded at the lower of the carrying value or fair value, less costs to sell. These assets are periodically valued until sale occurs with any resulting gain or loss recognized in Loss on assets held for sale. As a result, for the year ended December 31, 2024 a loss of $859 was recognized within Loss on assets held for sale, of which $160 and $699 related to Telfer and the disposal groups remaining as held for sale as of December 31, 2024, respectively. The $699 loss on the disposal groups remaining as held for sale resulted in an aggregate net book value of $2,432 at December 31, 2024. A resulting tax impact of $255 was recognized for the year ended December 31, 2024, resulting in a total loss of $1,114 recognized for the year ended December 31, 2024, within Loss on assets held for sale.
For further information, refer to Note 3 to the Consolidated Financial Statements.

Newcrest Acquisition
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
For information on asset sales impacting comparability of below results, refer to Note 9 to the Consolidated Financial Statements.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Year Ended December 31,		Increase (decrease)
	2024	2023
Net income (loss) from continuing operations attributable to Newmont stockholders	$3,280	$(2,521)	$5,801
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$2.86	$(3.00)	$5.86

	Year Ended December 31,		Increase (decrease)
	2023	2022
Net income (loss) from continuing operations attributable to Newmont stockholders	$(2,521)	$(459)	$(2,062)
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$(3.00)	$(0.58)	$(2.42)
Net income (loss) from continuing operations attributable to Newmont stockholders increased during the year ended December 31, 2024, compared to the same period in 2023, partially due to the impact of sites acquired in the Newcrest transaction which contributed $1,047 to the increase.
Excluding the impact of the sites acquired in the Newcrest transaction, the increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the year ended 2024 compared to the same period in 2023 was primarily due to (i) higher average realized prices for all metals; (ii) lower Impairment charges; (iii) lower Reclamation and remediation; and (iv) and higher net income at Peñasquito which had been impacted in 2023 as a result of the labor strike. This increase was partially offset by the Loss on assets held for sale and higher income and mining tax expense.
Refer below for further information on the change in Costs applicable to sales and Depreciation and amortization.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)
	2024	2023
Gold	$15,746	$10,593	$5,153
Copper	1,327	575	752
Silver	792	335	457
Lead	195	96	99
Zinc	622	213	409
	$18,682	$11,812	$6,870

	Year Ended December 31,		Increase (decrease)
	2023	2022
Gold	$10,593	$10,416	$177
Copper	575	316	259
Silver	335	549	(214)
Lead	96	133	(37)
Zinc	213	501	(288)
	$11,812	$11,915	$(103)

	Year Ended December 31, 2024
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$15,701	$1,377	$724	$200	$691
Provisional pricing mark-to-market	105	—	14	(2)	8
Silver streaming amortization	—	—	91	—	—
Gross after provisional pricing and streaming impact	15,806	1,377	829	198	699
Treatment and refining charges	(60)	(50)	(37)	(3)	(77)
Net	$15,746	$1,327	$792	$195	$622
Consolidated ounces/pounds sold (1)(2)	6,539	332	33	213	545
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$2,401	$4.15	$22.05	$0.94	$1.27
Provisional pricing mark-to-market	16	—	0.42	(0.01)	0.02
Silver streaming amortization	—	—	2.79	—	—
Gross after provisional pricing and streaming impact	2,417	4.15	25.26	0.93	1.29
Treatment and refining charges	(9)	(0.15)	(1.13)	(0.02)	(0.15)
Net	$2,408	$4.00	$24.13	$0.91	$1.14
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the year ended December 31, 2024, the Company sold 150 thousand tonnes of copper, 97 thousand tonnes of lead, and 247 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Year Ended December 31, 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,605	$601	$312	$103	$281
Provisional pricing mark-to-market	34	15	7	(4)	(15)
Silver streaming amortization	—	—	42	—	—
Gross after provisional pricing and streaming impact	10,639	616	361	99	266
Treatment and refining charges	(46)	(41)	(26)	(3)	(53)
Net	$10,593	$575	$335	$96	$213
Consolidated ounces/pounds sold (1)(2)	5,420	155	17	107	222
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$1,957	$3.87	$18.53	$0.96	$1.27
Provisional pricing mark-to-market	6	0.10	0.44	(0.03)	(0.07)
Silver streaming amortization	—	—	2.56	—	—
Gross after provisional pricing and streaming impact	1,963	3.97	21.53	0.93	1.20
Treatment and refining charges	(9)	(0.26)	(1.56)	(0.03)	(0.24)
Net	$1,954	$3.71	$19.97	$0.90	$0.96
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the year ended December 31, 2023, the Company sold 71 thousand tonnes of copper, 49 thousand tonnes of lead, and 101 thousand tonnes of zinc.
(3)Per ounce/pounds measures may not recalculate due to rounding.

	Year Ended December 31, 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$10,461	$337	$533	$145	$583
Provisional pricing mark-to-market	(2)	(11)	(11)	(1)	(9)
Silver streaming amortization	—	—	73	—	—
Gross after provisional pricing and streaming impact	10,459	326	595	144	574
Treatment and refining charges	(43)	(10)	(46)	(11)	(73)
Net	$10,416	$316	$549	$133	$501
Consolidated ounces/pounds sold (1)(2)	5,812	85	30	147	373
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$1,800	$3.94	$17.90	$0.98	$1.56
Provisional pricing mark-to-market	—	(0.13)	(0.35)	—	(0.02)
Silver streaming amortization	—	—	2.45	—	—
Gross after provisional pricing and streaming impact	1,800	3.81	20.00	0.98	1.54
Treatment and refining charges	(8)	(0.12)	(1.55)	(0.07)	(0.20)
Net	$1,792	$3.69	$18.45	$0.91	$1.34
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the year ended December 31, 2022, the Company sold 39 thousand tonnes of copper, 67 thousand tonnes of lead, and 169 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated sales is due to:

	Year Ended December 31,
	2024 vs. 2023
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$2,197	$698	$346	$98	$387
Increase (decrease) in average realized price	2,970	63	122	1	46
Decrease (increase) in treatment and refining charges	(14)	(9)	(11)	—	(24)
	$5,153	$752	$457	$99	$409

	Year Ended December 31,
	2023 vs. 2022
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$(704)	$266	$(260)	$(39)	$(233)
Increase (decrease) in average realized price	884	24	26	(6)	(75)
Decrease (increase) in treatment and refining charges	(3)	(31)	20	8	20
	$177	$259	$(214)	$(37)	$(288)
Sales increased during the year ended December 31, 2024, compared to the same period in 2023, by $6,870, primarily due to a net increase in gold and copper sales of $5,153 and $752, respectively. Of the gold and copper sales increases, $2,807 and $786, were attributable to sites acquired in the Newcrest transaction, respectively.
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below.

	Year Ended December 31,		Increase (decrease)
	2024	2023
Gold	$7,364	$5,689	$1,675
Copper	696	359	337
Silver	360	300	60
Lead	116	98	18
Zinc	427	253	174
	$8,963	$6,699	$2,264

	Year Ended December 31,		Increase (decrease)
	2023	2022
Gold	$5,689	$5,423	$266
Copper	359	181	178
Silver	300	454	(154)
Lead	98	94	4
Zinc	253	316	(63)
	$6,699	$6,468	$231
The increase in Costs applicable to sales during the year ended December 31, 2024, compared to the same period in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $1,551 to the increase to Costs applicable to sales.
The increase in Costs applicable to sales during the year ended December 31, 2024, compared to the same period in 2023, was further impacted by (i) an increase of $319 at Peñasquito due to reduced operations in 2023 as a result of the labor strike, (ii) a drawdown of inventory and higher royalties at Ahafo, Akyem and Yanacocha, (iii) higher equipment maintenance costs at Tanami, and (iv) higher contracted services and labor costs at Ahafo; partially offset by a decrease in Costs applicable to sales at Boddington and Cerro Negro due to lower production.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, refer to Results of Consolidated Operations below.
The Company uses both straight-line and UOP methods of depreciation. Depreciation and amortization will vary as a result of fluctuations in sales volumes and depreciation rates utilized at our mining sites. The details of our Depreciation and amortization are set forth below. Refer to Note 4 to the Consolidated Financial Statements for additional information.

	Year Ended December 31,		Increase (decrease)
	2024	2023
Gold	$1,918	$1,730	$188
Copper	217	53	164
Silver	159	134	25
Lead	52	45	7
Zinc	162	105	57
Other	68	41	27
	$2,576	$2,108	$468

	Year Ended December 31,		Increase (decrease)
	2023	2022
Gold	$1,730	$1,838	$(108)
Copper	53	34	19
Silver	134	151	(17)
Lead	45	32	13
Zinc	105	96	9
Other	41	34	7
	$2,108	$2,185	$(77)

The increase in Depreciation and amortization during the year ended December 31, 2024, compared to the same period in 2023, is primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $582 to the increase in Depreciation and amortization.
Excluding the impact of the sites acquired in the Newcrest transaction, Depreciation and amortization decreased by $114 during the year ended December 31, 2024, compared to the same period in 2023, primarily due to the cessation of depreciation at sites classified as held for sale beginning in March 2024, partially offset by higher ounces mined at Peñasquito in the current year due to the Peñasquito labor strike in 2023 and higher ounces mined and asset additions at Ahafo.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.
General and administrative expense was $442, $299, and $276 in 2024, 2023, and 2022, respectively. General and administrative expense increased in 2024, compared to 2023, primarily due to higher salaries and benefits, non-integration related consulting and other charges resulting from the Newcrest transaction, and higher travel costs during the year. General and administrative expense as a percentage of Sales was 2.4%, 2.5%, and 2.3% for 2024, 2023 and 2022 respectively.
Interest expense, net of capitalized interest was $375, $243, and $227 in 2024, 2023, and 2022, respectively. Capitalized interest totaled $114, $89, and $69 in each year, respectively. Interest expense, net of capitalized interest increased in 2024, compared to 2023, as a result of the interest expense recognized for the entire year on the debt acquired in the Newcrest transaction in November 2023.
Income and mining tax expense (benefit) was $1,397, $526, and $455 in 2024, 2023 and 2022, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; and (vii) the impact of specific transactions and assessments including significant impairments of goodwill during 2023 and 2022. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 10 to the Consolidated Financial Statements for further discussion of income taxes.

	Year Ended December 31,
	2024							2023
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision	Federal and State Cash Tax (Refund)		Mining Cash Tax/(Refund)	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision	Federal and State Cash Tax (Refund)		Mining Cash Tax/(Refund)
Nevada	$733	18%		$133	$—		$40	$431	12%		$52	$—		$19
CC&V	88	13		11	—		—	71	8		6	—		—
Corporate & Other	(285)	(37)		106	11	(3)	—	(391)	26		(100)	15	(3)	—
Total US	536	47		250	11		40	111	(38)		(42)	15		19
Australia	1,741	34		596	295	(3)	47	794	50		398	302		113
Ghana	998	35		348	418		—	481	35		167	223		—
Suriname	82	17		14	28		—	53	19		10	10		—
Peru	346	37		129	9		12	(1,083)	(2)		17	10		4
Canada	(171)	138		(236)	17		47	(610)	(6)		37	(9)		7
Mexico	601	19		112	3	(3)	4	(1,805)	5		(97)	29		64
Argentina	—	—		35	17	(3)	—	(71)	—		—	9		—
Papua New Guinea	441	32		140	31		—	89	29		26	14		—
Other Foreign	3	300		9	—		—	10	100		10	—		—
Consolidated	$4,577	31%	(2)	$1,397	$829		$150	$(2,031)	(26)%	(2)	$526	$603		$207
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4 to the Consolidated Financial Statements.
(2)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.
(3)Includes $19 and $28 of withholding tax for the year ended December 31, 2024 and 2023, respectively.
Recently Enacted Legislation
In 2024, Pillar II went into effect. The Pillar II agreement was signed by numerous countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. As Newmont primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to the Consolidated Financial Statements.

Net income (loss) from discontinued operations was $68, $27, and $30 in 2024, 2023, and 2022, respectively. Net income (loss) from discontinued operations increased in 2024, compared to 2023, primarily due to the sale of the Batu and Elang contingent consideration assets, including the income tax benefit associated with a release of a valuation allowance on the capital loss carryforward in the U.S. Refer to Note 14 to the Consolidated Financial Statements for additional information.
Refer to the Notes to the Consolidated Financial Statements for explanations of other financial statement line items.
Results of Consolidated Operations
Newmont has developed gold equivalent ounces (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2024 GEO Price (1)	$1,400	$3.50	$20.00	$1.00	$1.20
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2022 GEO Price	$1,200	$3.25	$23.00	$0.95	$1.15
____________________________
(1)Effective January 1, 2025, GEO pricing was updated to align with reserve metal price assumptions as follows: Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.), and Zinc ($1.20/lb.). The update to GEO pricing will have an impact on the calculated gold equivalent ounces. This will result in an impact to costs allocated to the respective GEOs, particularly resulting in higher costs allocated to gold.

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
Year Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Brucejack (3)	258	29	—	$1,254	$1,898	$—	$691	$617	$—	$1,603	$2,646	$—
Red Chris (3)	40	5	—	$1,225	$905	$—	$367	$298	$—	$1,607	$1,439	$—
Peñasquito	299	143	566	$776	$1,219	$771	$355	$516	$258	$984	$1,590	$968
Merian	274	322	403	$1,457	$1,207	$915	$305	$256	$199	$1,852	$1,541	$1,105
Cerro Negro	238	269	278	$1,325	$1,257	$1,007	$521	$524	$525	$1,631	$1,509	$1,262
Yanacocha	354	276	244	$1,003	$1,069	$1,254	$279	$310	$380	$1,196	$1,266	$1,477
Boddington	590	745	798	$1,056	$847	$802	$193	$144	$145	$1,288	$1,067	$921
Tanami	408	448	484	$947	$759	$675	$300	$249	$207	$1,281	$1,060	$960
Cadia (3)	464	97	—	$653	$1,079	$—	$263	$130	$—	$1,048	$1,271	$—
Lihir (3)	614	134	—	$1,270	$1,117	$—	$270	$153	$—	$1,512	$1,517	$—
Ahafo	798	581	574	$904	$947	$990	$270	$312	$292	$1,072	$1,222	$1,178
NGM	1,039	1,170	1,169	$1,219	$1,070	$989	$413	$387	$404	$1,605	$1,397	$1,220
Held for Sale (4)
CC&V	146	172	182	$1,390	$1,156	$1,302	$90	$136	$386	$1,691	$1,644	$1,697
Musselwhite	212	180	173	$1,045	$1,186	$1,135	$86	$444	$464	$1,541	$1,843	$1,531
Porcupine	284	260	280	$1,097	$1,167	$1,004	$127	$455	$369	$1,437	$1,577	$1,248
Éléonore	240	232	215	$1,339	$1,263	$1,228	$88	$433	$531	$1,811	$1,838	$1,599
Akyem	204	295	420	$1,596	$931	$804	$271	$413	$340	$1,816	$1,210	$972
Divested (15)
Telfer (3)(5)	83	43	—	$2,377	$1,882	$—	$142	$87	$—	$2,993	$1,988	$—
Total/Weighted Average (6)	6,545	5,401	5,786	$1,126	$1,050	$933	$304	$327	$322	$1,516	$1,444	$1,211
Merian (25%)	(69)	(80)	(101)
Yanacocha (—%, —%, and 43.65%, respectively) (7)	—	—	(14)
Attributable to Newmont	6,476	5,321	5,671

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Red Chris (3)(8)	144	20	—	$1,209	$1,020	$—	$366	$181	$—	$1,640	$1,660	$—
Peñasquito (9)	1,102	529	1,048	$831	$1,283	$828	$343	$561	$267	$1,090	$1,756	$1,112
Boddington (10)	206	245	227	$994	$830	$782	$189	$144	$145	$1,172	$1,067	$894
Cadia (3)(11)	478	90	—	$603	$1,017	$—	$263	$127	$—	$987	$1,342	$—
Divested (15)
Telfer (3)(5)(12)	14	7	—	$2,398	$1,703	$—	$161	$109	$—	$2,885	$2,580	$—
Total/Weighted-Average (6)	1,944	891	1,275	$834	$1,127	$819	$307	$378	$245	$1,161	$1,579	$1,114

Copper	(tonnes in thousands)
Red Chris (3)(8)	26	4	—
Boddington (10)	37	44	38
Cadia (3)(11)	87	16	—
Divested (15)
Telfer (3)(5)(12)	3	1	—
Total/Weighted-Average	153	65	38

Lead	(tonnes in thousands)
Peñasquito (9)	96	51	68

Zinc	(tonnes in thousands)
Peñasquito (9)	258	104	171

Attributable gold from equity method investments (13)	(ounces in thousands)
Pueblo Viejo (40%)	235	224	285
Fruta del Norte (3)(14)	138	—	—
Attributable to Newmont	373	224	285

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
(4)Sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization at these sites in March 2024. Refer to Note 3 of the Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(5)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter upon successful remediation of the tailings storage facility. During the fourth quarter of 2024, we recognized a benefit of $50 related to business insurance proceeds as a result of the event, recorded in Costs applicable to sales.
(6)All-in sustaining costs and Depreciation and amortization include expense for Corporate and Other.
(7)The Company acquired the remaining interest in Yanacocha in 2022, resulting in 100% ownership interest at December 31, 2022. The Company recognized amounts attributable to non-controlling interests for Yanacocha for the periods prior to acquiring 100% ownership. Refer to Note 1 to the Consolidated Financial Statement for further information.
(8)For the year ended December 31, 2024 and 2023, Red Chris produced 58 million and 8 million pounds of copper, respectively.
(9)For the year ended December 31, 2024, Peñasquito produced 33 million ounces of silver, 212 million pounds of lead and 569 million pounds of zinc. For the year ended December 31, 2023, Peñasquito produced 18 million ounces of silver, 113 million pounds of lead and 230 million pounds of zinc. For the year ended December 31, 2022, Peñasquito produced 30 million ounces of silver, 149 million pounds of lead and 377 million pounds of zinc.
(10)For the years ended December 31, 2024, 2023 and 2022, Boddington produced 83 million, 98 million and 84 million pounds of copper, respectively.
(11)For the year ended December 31, 2024 and 2023, Cadia produced 191 million and 36 million pounds of copper, respectively.
(12)For the year ended December 31, 2024 and 2023, Telfer produced 6 million and 3 million pounds of copper, respectively.
(13)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 15 to the Consolidated Financial Statements for further discussion of our equity method investments.
(14)The Fruta del Norte mine is wholly owned and operated by Lundin Gold. Newmont holds a 32.0% interest in Lundin Gold and accounts for it on a quarterly-lag as an equity method investment. As a result, results of operations was first reported in the first quarter of 2024.
(15)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Telfer was classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. Refer to Note 3 to the Consolidated Financial Statements for further information.
Peñasquito, Mexico. Gold production increased 109% and gold equivalent ounces – other metals production increased 108% primarily due to higher mill throughput in the current year due to the Peñasquito labor strike in 2023 which ended in the fourth quarter of 2023, higher ore grade milled and higher mill recovery, partially offset by a higher buildup of in-circuit inventory. Costs applicable to sales per gold ounce decreased 36% primarily due to higher gold ounces sold in the current year as a result of the Peñasquito labor strike in 2023, partially offset by higher energy costs, higher contracted services costs, and higher materials costs. Costs applicable to sales per gold equivalent ounce – other metals decreased 35% primarily due to higher gold equivalent ounces sold in the current year as a result of the Peñasquito labor strike in 2023 and lower inventory write-downs in the current year, partially offset by higher energy costs, higher contracted services costs, higher materials costs, higher selling costs, and higher workers participation costs. Depreciation and amortization per gold ounce decreased 31% and Depreciation and amortization per gold equivalent ounce – other metals decreased 39% primarily due to higher gold ounces sold and gold equivalent ounces - other metals sold respectively, as a result of the Peñasquito labor strike in 2023. All-in sustaining costs per gold ounce decreased 38% primarily due to lower cost applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals decreased 38% primarily due to lower cost applicable to sales per gold equivalent ounce - other metals, partially offset by higher treatment and refining costs.
Merian, Suriname. Gold production decreased 15% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 21% primarily due to lower gold ounces sold and higher labor costs. Depreciation and amortization per gold ounce increased 19% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce.
Cerro Negro, Argentina. Gold production decreased 12% primarily due to lower mill throughput as a result of temporarily suspending mining at the site due to the tragic fatalities during the second quarter of 2024, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 5% primarily due to lower gold ounces sold, higher labor costs, and higher materials costs, partially offset by lower export duties. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 8% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Yanacocha, Peru. Gold production increased 28% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce decreased 6% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 10% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 6% primarily due to lower costs applicable to sales per gold ounce.
Boddington, Australia. Gold production decreased 21% and gold equivalent ounces – other metals production decreased 16% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 25% primarily due to lower gold ounces sold and higher equipment maintenance costs. Costs applicable to sales per gold equivalent ounce – other metals increased 20% primarily due to lower gold equivalent ounces - other metals sold and higher equipment maintenance costs. Depreciation and amortization per gold ounce increased 34% primarily due to lower gold ounces sold and higher depreciation rates due to changes in mine life. Depreciation and amortization per gold equivalent ounce - other metals increased 31% primarily due to lower gold equivalent ounces - other metals sold and higher depreciation rates due to changes in mine life. All-in sustaining costs per gold ounce increased 21% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 10% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital spend.
Tanami, Australia. Gold production decreased 9% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 25% primarily due to higher equipment maintenance cost and lower gold ounces sold. Depreciation and amortization per gold ounce increased 20% primarily due to asset additions and lower gold ounces sold. All-in sustaining costs per gold ounce increased 21% primarily due to higher costs applicable to sales per gold ounce.
Ahafo, Ghana. Gold production increased 37% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce decreased 5% primarily due to higher gold ounces sold, partially offset by higher third-party royalties, and higher contracted services and labor costs. The higher mill throughput in the current year relates in part to a conveyor crusher failure and damage that was discovered in the SAG mill girth gear that limited mill operations below its full capacity in 2023. The conveyor was rebuilt and fully commissioned in the third quarter of 2023, and the SAG mill girth gear was replaced in the second quarter of 2024. Depreciation and amortization per gold ounce decreased 13% primarily due to higher gold ounces sold, partially offset by higher depreciation rates as a result of higher gold ounces mined and asset additions. All-in sustaining costs per gold ounce decreased 12% primarily due to lower sustaining capital spend and lower Costs applicable to sales per gold ounce.
NGM, U.S. Attributable gold production decreased 11% due to lower ore grade milled at Carlin and Cortez, lower leach pad production at Cortez, partially offset by higher mill throughput at Carlin and Cortez. Costs applicable to sales per gold ounce increased 14% primarily due to lower gold ounces sold at Cortez, Carlin and Turquoise Ridge, higher contracted services and maintenance costs at Cortez and Turquoise Ridge, and higher inventory write-downs at Cortez in the current year, partially offset by lower inventory write-downs at Carlin in the current year. Depreciation and amortization per gold ounce increased 7% primarily due to lower gold ounces sold at Cortez, Carlin and Turquoise Ridge. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend at Carlin, partially offset by lower sustaining capital spend at Cortez.
CC&V, U.S. Gold production decreased 15% primarily due to lower leach pad production as a result of lower ore tonnes mined. Costs applicable to sales per gold ounce increased 20% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 34% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce were generally in line with the prior year.
Musselwhite, Canada. Gold production increased 18% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 12% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 81% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 16% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.
Porcupine, Canada. Gold production increased 9% primarily due to higher ore grade milled and higher mill recovery. Costs applicable to sales per gold ounce decreased 6% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 72% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce decreased 9% primarily due to lower costs applicable to sales per gold ounce and lower reclamation and exploration spend.
Éléonore, Canada. Gold production was generally in line with prior year. Costs applicable to sales per gold ounce increased 6% primarily due to higher contracted services costs, higher labor costs, and higher materials costs. Depreciation and amortization per gold ounce decreased 80% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce were generally in line with prior year.
Akyem, Ghana. Gold production decreased 31% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 71% primarily due to a drawdown of stockpile inventory, higher third-party royalties, and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 34% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 50% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower reclamation spend and lower sustaining capital spend.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 5% primarily due to higher mill throughput, partially offset by lower mill recovery and a buildup of in-circuit inventory compared to a drawdown in the prior year. Refer to Note 15 of the Consolidated Financial Statements for further discussion of our equity method investments.

Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. In 2024, approximately 58% of Costs applicable to sales were paid in currencies other than the U.S. dollar as follows:

Year Ended December 31, 2024
Australian Dollar	26%
Canadian Dollar	15%
Mexican Peso	6%
Papua New Guinean Kina	4%
Argentine Peso	3%
Surinamese Dollar	3%
Peruvian Sol	1%
Ghanaian Cedi	—%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales at sites held prior to the Newcrest transaction by $122 per gold ounce during the year ended December 31, 2024, respectively, compared to the same period in 2023. The decrease was primarily due to significant currency devaluation in Argentina that occurred starting in the fourth quarter of 2023. Excluding the impact of the Argentine peso devaluation, Costs applicable to sales at sites held prior to the Newcrest transaction decreased by $5 per gold ounce during the year ended December 31, 2024 compared to the same period in 2023, resulting from variations in the local currency exchange rates in relation to the USD at our other foreign mining operations.
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales per gold equivalent ounce at sites held prior to the Newcrest transaction by $12, primarily in Mexico, during the year ended December 31, 2024 compared to the same periods in 2023.
At December 31, 2024, the Company held AUD- and CAD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures to be incurred between October 2024 and December 2025 at certain sites, respectively. The unrealized changes in fair value for the fixed forward contracts are recorded in Accumulated other comprehensive income (loss) and will be reclassified to earnings through Costs applicable to sales beginning October 2024. Refer to Note 14 of the Consolidated Financial Statements for further information on our hedging instruments.
Hyperinflationary Economies
Hyperinflationary economies are defined by the International Monetary Fund as economies in which the projected three-year cumulative inflation exceeds 100%. For the year ended December 31, 2024, hyperinflationary economies in which the Company held operations included Ghana, Argentina, and Suriname.
Ghana. Our Ahafo and Akyem mines are located in Ghana and are USD functional currency entities. In 2021, the Bank of Ghana created a gold purchase program in the effort to stabilize the local currency and build up gold reserves through domestic gold purchases conducted in local currency at prevailing market rates. As the gold purchase program was voluntary, there was no significant impact to Ahafo. The majority of Ahafo’s activity has historically been denominated in USD; as a result, the devaluation of the Ghanaian cedi has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Ghanaian cedi is not expected to have a material impact on our financial statements.
Argentina. Our Cerro Negro mine is located in Argentina and is a USD functional currency entity. Beginning in 2020, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or 20 business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to repay intercompany debt to the Company. In the third quarter of 2024, certain restrictions were lifted or modified, allowing companies to repay intercompany debt in certain circumstances. We continue to monitor the foreign currency exposure risk and the evolution of limitations of repatriating cash to the U.S. Currently, these currency controls are not expected to have a material impact on our financial statements.
Suriname. Our Merian mine is located in Suriname and is a USD functional currency entity. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. The Central Bank of Suriname adopted a controlled floating rate system, which resulted in a concurrent devaluation of the Surinamese dollar. The majority of Merian’s activity has historically been denominated in USD; as a result, the devaluation of the Surinamese dollar has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
Liquidity and Capital Resources
Liquidity Overview
We have a disciplined capital allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our stockholders. Consistent with that strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends and share repurchases.
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
As of December 31, 2024, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 to the Consolidated Financial Statements for further discussion on risks and uncertainties.
At December 31, 2024, the Company had $3,664 in Cash and cash equivalents, of which $3,619 was included in Cash and cash equivalents and $45 was included in Assets held for sale related to certain non-core assets that were classified as held for sale in the first quarter of 2024. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At December 31, 2024, $1,970 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At December 31, 2024, $1,655 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At December 31, 2024, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 20 to the Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At December 31, 2024	At December 31, 2023
Cash and cash equivalents	$3,619	$3,002
Cash and cash equivalents included in assets held for sale (1)	45	—
Available borrowing capacity on revolving credit facilities (2)	4,000	3,077
Total liquidity	$7,664	$6,079
Net debt (3)	$5,308	$6,434
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. Refer to Note 3 to the Consolidated Financial Statements for additional information.

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
Cash Flows

	At December 31, 2024	At December 31, 2023
Net cash provided by (used in) operating activities of continuing operations	$6,318	$2,754
Net cash provided by (used in) investing activities of continuing operations	$(2,855)	$(1,002)
Net cash provided by (used in) financing activities	$(2,953)	$(1,603)
Net cash provided by (used in) operating activities of continuing operations was $6,318 in 2024, an increase in cash provided of $3,564 from the year ended December 31, 2023, primarily due to the impact of sites acquired in the Newcrest transaction, which contributed $1,562 of cash provided by operating activities. Excluding the impact of the sites acquired in the Newcrest transaction, the increase in cash provided was primarily due to an increase in Sales resulting from the reduction of sales in 2023 as a result of the Peñasquito labor strike and higher average realized gold prices in 2024. These inflows were partially offset by an increase in accounts receivable due to the timing of sales and shipments, and a payment of $291 made in the first quarter for stamp duty tax related to the Newcrest transaction. Refer to Consolidated Financial Results, above, for more information on our Sales.
Net cash provided by (used in) investing activities of continuing operations was $(2,855) in 2024, an increase in cash used of $1,853 from the year ended December 31, 2023, primarily due to lower net maturities of time deposits, higher capital expenditures in 2024, and cash acquired as a result of the Newcrest transaction in 2023, partially offset by the proceeds from the sale of the assets of Telfer in the fourth quarter of 2024. Refer to Note 3 to the Consolidated Financial Statements for further information on the Telfer sale.
Net cash provided by (used in) financing activities was $(2,953) in 2024, an increase in cash used of $1,350 from the year ended December 31, 2023, primarily due to partial redemptions of certain senior notes and repurchases of common stock, partially offset by proceeds received from the issuance of debt and lower dividend payments in 2024. Refer to Note 20 to the Consolidated Financial Statements for additional information on our Debt transactions.
Capital Resources
In February 2025, the Board declared a dividend of $0.25 per share. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to provide returns to stockholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion. The program will expire after 24 months (in February 2026). In October 2024, the Board of Directors authorized an additional $2 billion stock repurchase program to repurchase shares of outstanding common stock. The program will expire after 24 months (in October 2026). The programs will be executed at the Company’s discretion, utilizing open market repurchases to occur from time to time throughout the authorization period. The repurchase programs may be discontinued at any time, and the programs do not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. For the year ended December 31, 2024, we executed and settled trades totaling $1,246 of common stock repurchases under the previously authorized program.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2, Ahafo North, and Cadia Panel Caves.
These projects are being funded from existing liquidity and will continue to be funded from future operating cash flows. Capital costs are estimated to be between $1,700 and $1,800 for Tanami Expansion 2 with an expected commercial production date in the second half of 2027. Capital costs are estimated to be between $950 and $1,050 for Ahafo North with an expected commercial production date in late 2025. Capital costs are estimated to be between $1,000 and $1,200 for the PC2-3 Cadia Panel Caves project with development capital costs expected to continue until the second half of 2026.
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
The Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure we execute on our capital priorities and provide long-term value to stockholders. Included in the Company's continuous evaluation is consideration of current market opportunities or pressures. In response, the Company has chosen to continue deferring the investment decision for the Yanacocha Sulfides project. With the delay of the Yanacocha Sulfides project, management will focus its efforts on optimizing its allocation of funds to current operations and other capital commitments, while also assessing execution options and project plans options, up to and including transitioning Yanacocha operations into full closure. Refer to Note 2 to the Consolidated Financial Statements for further discussion. Additionally, the Company has decided to reprioritize capital at Cerro Negro, shifting focus from ongoing underground mine life extension initiatives to surface infrastructure projects at Cerro Negro and other opportunities within its portfolio.
For the years ended December 31, 2024, 2023, and 2022 we had Additions to property, plant and mine development as follows:

	2024			2023			2022
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Brucejack (1)	$3	$67	$70	$1	$21	$22	$—	$—	$—
Red Chris (1)	90	60	150	16	9	25	—	—	—
Peñasquito	—	129	129	—	113	113	14	169	183
Merian	—	81	81	—	84	84	—	56	56
Cerro Negro	125	61	186	107	55	162	78	54	132
Yanacocha	39	22	61	288	24	312	416	23	439
Boddington	—	129	129	—	164	164	6	66	72
Tanami	321	116	437	291	122	413	230	113	343
Cadia (1)	246	291	537	42	33	75	—	—	—
Lihir (1)	89	104	193	2	51	53	—	—	—
Ahafo	274	108	382	176	134	310	180	88	268
NGM	97	351	448	138	334	472	78	230	308
Corporate and Other	—	22	22	8	43	51	15	30	45
Held for sale (2)
CC&V	—	26	26	—	64	64	—	44	44
Musselwhite	—	97	97	—	104	104	1	53	54
Porcupine	122	79	201	98	68	166	103	49	152
Éléonore	—	100	100	—	106	106	6	54	60
Akyem	1	23	24	3	37	40	4	30	34
Divested (3)
Telfer (1)	12	39	51	1	8	9	—	—	—
Accrual basis	$1,419	$1,905	$3,324	$1,171	$1,574	$2,745	$1,131	$1,059	$2,190
Decrease (increase) in non-cash adjustments			78			(79)			(59)
Cash basis			$3,402			$2,666			$2,131
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.
(2)Sites are classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(3)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.
For the year ended December 31, 2024, development projects primarily included Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansions projects, Yanacocha Sulfides, Tanami Expansion 2, Cadia Panel Caves, Phase 14A Wall construction at Lihir, Ahafo North, and the Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our Tanami Expansion 2, Ahafo North, and Cadia Panel Caves projects since approval were $1,020, $616, and $248, respectively, of which $268, $241, and $212 related to the year ended December 31, 2024, respectively.
For the year ended December 31, 2023, development projects included Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Cadia Panel Caves, Ahafo North, and the TS Solar Plant and Goldrush Complex at NGM.

For the year ended December 31, 2022, development projects included Pamour at Porcupine, Yanacocha Sulfides, Cerro Negro expansion projects, Tanami Expansion 2 and Power Generation Civil Upgrade at Tanami, Ahafo North and Subika Mining Method Change at Ahafo, and Goldrush Complex and Turquoise Ridge 3rd Shaft at NGM.
The Company will from time to time enter into hedging relationships to mitigate variability in development capital spend denominated in foreign currency. In June 2024, the Company entered into A$1,126 of AUD-denominated fixed forward contracts, designated as foreign currency cash flow hedges, to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred between October 2024 and December 2025, related to the construction and development phase of the Tanami Expansion 2, Cadia Panel Caves, and Cadia Tailings projects. The capital expenditures hedged for the Tanami Expansion 2 project under these fixed forward contracts will be for spend not covered by the A$574 hedges entered into in October 2022. In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts, designated as foreign currency cash flow hedges, to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project. Refer to Note 14 to the Consolidated Financial Statements for further information.
For the years ended December 31, 2024, 2023, and 2022, sustaining capital includes capital expenditures such as tailings facility construction, underground and surface mine development, capital component purchases, mining equipment, reserves drilling conversion, and infrastructure improvements. Additionally, for the year ended December 31, 2023, sustaining capital included haul truck purchases for the Autonomous Haulage System at Boddington. The Company currently expects to incur higher annual sustaining capital spend over the next few years at our ongoing operations, excluding those operations that are designated as held for sale, relative to historical amounts as we continue to advance the critical tailings work at Cadia and strengthen operating efficiency across our portfolio.
For the years ended December 31, 2024, 2023, and 2022, drilling and related costs capitalized and included in mine development costs were as follows:

	Year Ended December 31,
	2024	2023	2022
Tanami	$61	$65	$60
NGM	19	33	27
Ahafo	14	5	9
Merian	4	1	5
Éléonore (1)	2	3	6
Musselwhite (1)	1	3	4
Cerro Negro	—	13	23
Porcupine (1)	—	4	7
Akyem (1)	—	2	—
Peñasquito	—	1	—
Yanacocha	—	—	3
	$101	$130	$144
____________________________
(1)Sites are classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
During 2024, 2023, and 2022, $74, $69, and $11, respectively, of pre-stripping costs were capitalized and included in mine development costs.
Refer to Note 4 to our Consolidated Financial Statements and Non-GAAP Financial Measures, "All-In Sustaining Costs", below, for further information.
Debt
Debt and Corporate Revolving Credit Facilities. The Company from time to time will redeem its outstanding senior notes ahead of their scheduled maturity dates utilizing Cash and cash equivalents. Additionally, depending upon market conditions and strategic considerations, we may choose to refinance debt in the capital markets.
At December 31, 2024, our future debt maturities of $8,791 of which $928 has been classified as current based on intent to redeem in the next 12 months. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities, existing cash balances and available credit facilities.
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
In 2024, the Company redeemed an aggregate amount of $483 of certain Senior Notes, resulting in a gain on extinguishment of $38, partially offset by the acceleration of $6 loss from Accumulated other comprehensive income (loss) related to the previously terminated interest rate cash flow hedges, recognized in Other income (loss), net for the year ended December 31, 2024.
In February 2025, the Company fully redeemed all of the outstanding 2026 Senior Notes for a redemption price of $957. The redemption price equaled the principal amount of the outstanding 2026 Senior Notes of $928 plus accrued and unpaid interest of $19 in accordance with the terms of the 2026 Notes, and a make-whole provision of $10.
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
At December 31, 2024, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Letters of Credit and Other Guarantees
We have off-balance sheet arrangements of $2,086 of outstanding surety bonds, bank letters of credit and bank guarantees (refer to Note 25 to the Consolidated Financial Statements). At December 31, 2024, none of the $4,000 corporate revolving credit facility was used to secure the issuance of letters of credit. Refer to Note 20 to the Consolidated Financial Statements for additional information.
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
Newmont and Newcrest Finance, as issuers, and Newmont USA, as guarantor, are collectively referred to herein as the "Obligor Group".
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights, noncontrolling interests, foreign currency or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $181 at December 31, 2024. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newcrest Finance is a finance subsidiary with no material assets or operations other than those related to issued external debt. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM. For further information regarding these and our other operations, refer to Note 4 to the Consolidated Financial Statements and Results of Consolidated Operations within Part II, Item 7, MD&A.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at December 31, 2024.

	December 31, 2024
	Obligor Group	Newmont USA
Current intercompany assets	$19,387	$12,147
Non-current intercompany assets	$531	$470
Current intercompany liabilities	$19,964	$1,564
Current external debt	$924	$—
Non-current external debt	$7,546	$—
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
At December 31, 2024, Newmont USA had approximately $8,470 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at December 31, 2024, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At December 31, 2024, (i) Newmont’s total consolidated indebtedness was approximately $8,972, none of which was secured (other than $496 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $8,867 of total liabilities (including trade payables, but excluding intercompany, external debt, and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 20 to the Consolidated Financial Statements.

Contractual Obligations
Our contractual obligations at December 31, 2024 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Current	Non-Current
Debt (1)	$13,271	$1,321	$11,950
Finance lease and other financing obligations (2)	661	117	544
Remediation and reclamation liabilities (3)	11,613	1,042	10,571
Employee-related benefits (4)	974	236	738
Uncertain income tax liabilities and interest (5)	125	—	125
Operating leases and other obligations (6)	99	20	79
Minimum royalty payments (7)	61	48	13
Purchase obligations (8)	1,233	441	792
Other (9)	517	223	294
	$28,554	$3,448	$25,106
____________________________
(1)Debt includes principal of $8,791 on Senior Notes and estimated interest payments of $4,480 on Senior Notes, assuming no early extinguishment.
(2)Finance lease and other financing obligations includes finance lease payments of $658 and additional payments of $3 for finance leases that have not yet commenced.
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
(4)Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan and other benefit payments beyond 2034 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.
(5)We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments due to uncertainties in the timing of the effective settlement of tax positions.
(6)Operating lease and other obligations includes operating lease payments of $99 and additional payments of $— for operating leases that have not yet commenced.
(7)Minimum royalty payments are related to continuing operations and are presented net of recoverable amounts.
(8)Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.
(9)Other includes service contracts and other obligations not recorded in our Consolidated Financial Statements, as well as the obligation related to the funding of Barrick's portion of pre-feasibility costs associated with Norte Abierto deferred payment obligations accrued in Other current liabilities and Other non-current liabilities.
Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. Newmont is committed to the implementation of the GISTM and the disclosure of implementation status for tailings facilities by August 2025. Conformance with the GISTM is on-going and has and may continue to result in further increases to our estimated sustaining costs and closure costs for existing operations and non-operating sites. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment in connection with closure are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs.
At December 31, 2024 and 2023, $7,015 and $8,385, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $928 and $558, respectively, were classified as current liabilities.
In addition, we are involved in several matters concerning environmental obligations associated with former, primarily historical, mining activities. Based upon our best estimate of our liability for these matters, $370 and $401 were accrued for such obligations at December 31, 2024 and 2023, respectively, of which $63 and $61, respectively, were classified as current liabilities. We spent $82, $44, and $56 during 2024, 2023, and 2022, respectively, for environmental obligations related to the former mining activities.
Reclamation and remediation adjustments during 2024 primarily related to decrease spend at portions of the Yanacocha site that are no longer in production and with no expected substantive economic value (i.e., non-operating) as a result of updated cost estimates. Newmont anticipates spending an average of $600 annually over the next two years on water treatment plants at

Yanacocha, with expenditures expected to decline starting in 2027 upon project completion and in line with the regulatory compliance commitment. Yanacocha’s ongoing closure planning studies continue to address several complex closure issues, including water management, social impacts and tailings. The long-term water management solution under construction at Yanacocha will replace five existing water treatment facilities with two, addressing the watersheds along the continental divide.
Reclamation and remediation adjustments during 2023 primarily related to (i) increased water management costs at portions of our Yanacocha and Porcupine site operations that are non-operating (ii) increased costs due to closure plan design changes at our Porcupine site operations (iii) higher waste disposal costs and project execution delays at the Midnite mine and Dawn mill sites and (iv) higher estimated closure costs due to cost inflation.
During the year ended December 31, 2024, 2023, and 2022, capital expenditures were approximately $35, $41, and $29, respectively, to comply with environmental regulations.
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

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Newmont stockholders	$3,348	$(2,494)	$(429)
Net income (loss) attributable to noncontrolling interests	33	27	60
Net (income) loss from discontinued operations (1)	(68)	(27)	(30)
Equity loss (income) of affiliates	(133)	(63)	(107)
Income and mining tax expense (benefit)	1,397	526	455
Depreciation and amortization	2,576	2,108	2,185
Interest expense, net of capitalized interest	375	243	227
EBITDA	$7,528	$320	$2,361
Adjustments:
Loss on assets held for sale (2)	$1,114	$—	$—
Impairment charges (3)	78	1,891	1,320
Newcrest transaction and integration costs (4)	72	464	—
Reclamation and remediation charges (5)	(71)	1,260	713
Change in fair value of investments and options (6)	(62)	47	46
Settlement costs (7)	44	7	22
Restructuring and severance (8)	38	24	4
(Gain) loss on asset and investment sales (9)	(35)	197	(35)
Gain on debt extinguishment (10)	(32)	—	—
Pension settlements (11)	1	9	137
COVID-19 specific costs (12)	—	1	3
Other (13)	—	(5)	(21)
Adjusted EBITDA	$8,675	$4,215	$4,550
____________________________
(1)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(2)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recorded to recognize the six non-core assets and the development project designated as held for sale at the lower of carrying value or fair value in 2024. Refer to Note 3 of the Consolidated Financial Statements for further information.
(3)Impairment charges, included in Impairment charges, represents non-cash write-downs of long-lived assets and goodwill. Refer to Note 7 to our Consolidated Financial Statements for further information.
(4)Newcrest transaction and integration costs, included in Other expense, net, represents costs incurred related to Newmont's acquisition of Newcrest completed in 2023 as well as subsequent integration costs. For the year ended December 31, 2023, these costs primarily include $316 related to the stamp duty tax incurred in connection with the transaction.
(5)Reclamation and remediation charges, included in Reclamation and remediation, represents revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. For additional information, refer to Note 6 in the Consolidated Financial Statements.
(6)Change in fair value of investments and options, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities. For additional information regarding our investments, refer to Note 15 to our Consolidated Financial Statements.
(7)Settlement costs, included in Other expense, net, primarily represents wind-down and demobilization costs related to the French Guiana project in 2024; costs related to additional employee related accruals as a result of the Australian Fair Work legislation in 2023; and a legal settlement and a voluntary contribution made to support humanitarian efforts in Ukraine in 2022.
(8)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company for all periods presented.
(9)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents the loss on the abandonment of the near-pit sizing and conveying system at Peñasquito, partially offset by the gain recognized on the sale of the Streaming Credit Facility Agreement ("SCFA") in 2024; the impairment loss on the abandonment of the pyrite leach plant at Peñasquito offset by the net gain recognized on the exchange of Maverix shares and warrants to Triple flag and the subsequent sale of Triple Flag shares in 2023; and gains recognized on the sale of the investment in Minera Agua Rica Alumbrera Limited ("MARA"), on disposal of trucks at Boddington, and the sale of royalty interests at NGM, partially offset by the loss recognized on the sale of the La Zanja equity method investment in 2022. For additional information, refer to Note 9 to our Consolidated Financial Statements.
(10)Gain on debt extinguishment, included in Other income (loss), net, primarily represents the net gain on the partial redemption of certain Senior Notes and losses on the debt tender offer and subsequent extinguishment of the 2023 Newmont Senior Notes in 2024. Refer to Note 20 to our Consolidated Financial Statements.
(11)Pension settlements, included in Other income (loss), net, primarily represents pension settlement charges related to lump sum payments to participants in 2024, lump sum payments to participants in 2023, and the annuitization of certain defined benefit plans and lump sum payments to participants in 2022. Refer to Note 11 to our Consolidated Financial Statements for further information.
(12)COVID-19 specific costs, included in Other expense, net, primarily includes amounts distributed from Newmont Global Community Support Fund to help host communities, governments and employees combat the COVID-19 pandemic for all periods presented and includes incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic. Refer to Note 8 to our Consolidated Financial Statements for further information.

(13)Other, included in Other income (loss), net, in 2023 represents income received during the first quarter of 2023 on the favorable settlement of certain matters that were outstanding at the time of sale of the related investment in 2022. Amounts related to 2022 are primarily comprised of a reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022 and penalty income from an energy vendor early terminating a contract in 2022.
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

	Year Ended December 31, 2024
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$3,348	$2.92	$2.92
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(68)	(0.06)	(0.06)
Net income (loss) attributable to Newmont stockholders from continuing operations	3,280	2.86	2.86
Loss on assets held for sale (3)	1,114	0.97	0.97
Impairment charges (4)	78	0.07	0.07
Newcrest transaction and integration costs (5)	72	0.06	0.06
Reclamation and remediation charges (6)	(71)	(0.06)	(0.06)
Change in fair value of investments and options (7)	(62)	(0.05)	(0.05)
Settlement costs (8)	44	0.04	0.04
Restructuring and severance (9)	38	0.03	0.03
(Gain) loss on asset and investment sales (10)	(35)	(0.03)	(0.03)
Gain on debt extinguishment (11)	(32)	(0.03)	(0.03)
Pension settlements (12)	1	—	—
Tax effect of adjustments (13)	(315)	(0.27)	(0.27)
Valuation allowance and other tax adjustments (14)	(121)	(0.11)	(0.11)
Adjusted net income (loss)	$3,991	$3.48	$3.48

Weighted average common shares (millions): (15)		1,146	1,148
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, refer to Note 1 to our Consolidated Financial Statements.
(3)Loss on assets held for sale, included in Loss on assets held for sale, represents the loss recorded to recognize the six non-core assets and the development project designated as held for sale at the lower of carrying value or fair value in 2024. Refer to Note 3 of the Consolidated Financial Statements for further information.
(4)Impairment charges, included in Impairment charges, represents non-cash write-downs of long-lived assets. Refer to Note 7 to our Consolidated Financial Statements for further information.
(5)Newcrest transaction and integration costs, included in Other expense, net, represents costs incurred related to Newmont's acquisition of Newcrest completed in 2023 as well as subsequent integration costs.
(6)Reclamation and remediation charges, net, included in Reclamation and remediation, represents revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 6 to our Consolidated Financial Statements for further information.
(7)Change in fair value of investments and options, included in Other income (loss), net, primarily represents unrealized gains and losses related to the Company's investment in current and non-current marketable and other equity securities. For additional information regarding our investments, refer to Note 15 to our Consolidated Financial Statements.
(8)Settlement costs, included in Other expense, net, primarily represents wind-down and demobilization costs related to the French Guiana project.
(9)Restructuring and severance, included in Other expense, net, primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company.
(10)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents the loss on the abandonment of the near-pit sizing and conveying system at Peñasquito, partially offset by the gain recognized on the sale of the Streaming Credit Facility Agreement ("SCFA") in 2024. For additional information, refer to Note 9 to our Consolidated Financial Statements.

(11)Gain on debt extinguishment, included in Other income (loss), net, primarily represents the net gain on the partial redemption of certain Senior Notes and losses on the debt tender offer and subsequent extinguishment of the 2023 Newmont Senior Note in 2024. Refer to Note 20 to our Consolidated Financial Statements.
(12)Pension settlements, included in Other income (loss), net, primarily represents pension settlement charges related to lump sum payments to participants. Refer to Note 11 to our Consolidated Financial Statements for further information.
(13)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (3) through (12), as described above, and are calculated using the applicable tax rate.
(14)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(302), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(30), net reductions to the reserve for uncertain tax positions of $(63), recording of a deferred tax liability for the outside basis difference at Akyem of $49 due to the status change to held for sale, and other tax adjustments of $225.
(15)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with GAAP.

	Year Ended December 31, 2023
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$(2,494)	$(2.97)	$(2.97)
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(27)	(0.03)	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations (3)	(2,521)	(3.00)	(3.00)
Impairment charges, net (4)	1,888	2.25	2.25
Reclamation and remediation charges (5)	1,260	1.50	1.50
Newcrest transaction and integration costs (6)	464	0.56	0.56
(Gain) loss on asset and investment sales (7)	197	0.23	0.23
Change in fair value of investments (8)	47	0.05	0.05
Restructuring and severance (9)	24	0.03	0.03
Pension settlements (10)	9	0.01	0.01
Settlement costs (11)	7	0.01	0.01
COVID-19 specific costs (12)	1	—	—
Other (13)	(5)	—	—
Tax effect of adjustments (14)	(613)	(0.73)	(0.73)
Valuation allowance and other tax adjustments (15)	566	0.66	0.66
Adjusted net income (loss)	$1,324	$1.57	$1.57

Weighted average common shares (millions): (3)		841	841
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
(5)Reclamation and remediation charges, included in Reclamation and remediation, represents revisions to the reclamation and remediation plans and cost estimates at the Company’s former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value. Refer to Note 6 to our Consolidated Financial Statements for further information.
(6)Newcrest transaction and integration costs, included in Other expense, net, represents costs incurred related to Newmont's acquisition of Newcrest completed in 2023 as well as subsequent integration costs. These costs primarily include $316 in relation to the stamp duty tax incurred in connection with the transaction.
(7)(Gain) loss on asset and investment sales, included in Other income (loss), net, primarily represents the loss on the abandonment of the pyrite leach plant at Peñasquito offset by the net gain recognized on the exchange of Maverix shares and warrants to Triple flag and the subsequent sale of Triple Flag shares. For additional information, refer to Note 9 to our Consolidated Financial Statements.
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
(10)Pension settlements, included in Other income (loss), net, represents pension settlement charges related to lump sum payments to participants. Refer to Note 11 to our Consolidated Financial Statements for further information.

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

	Year Ended December 31, 2022
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$(429)	$(0.54)	$(0.54)
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(30)	(0.04)	(0.04)
Net income (loss) attributable to Newmont stockholders from continuing operations (3)	(459)	(0.58)	(0.58)
Impairment charges (4)	1,320	1.66	1.66
Reclamation and remediation charges (5)	713	0.90	0.90
Pension settlements (6)	137	0.17	0.17
Change in fair value of investments (7)	46	0.06	0.06
Gain on asset and investment sales (8)	(35)	(0.04)	(0.04)
Settlement costs (9)	22	0.03	0.03
Restructuring and severance (10)	4	0.01	0.01
COVID-19 specific costs (11)	3	—	—
Other (12)	(21)	(0.03)	(0.03)
Tax effect of adjustments (13)	(344)	(0.44)	(0.44)
Valuation allowance and other tax adjustments (14)	82	0.11	0.11
Adjusted net income (loss)	$1,468	$1.85	$1.85

Weighted average common shares (millions): (3)		794	795
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
(12)Other, included Other income (loss), net, primarily represents a $11 reimbursement of certain historical Goldcorp operational expenses related to a legacy project that reached commercial production in the second quarter of 2022 and $7 of penalty income from an energy vendor early terminating a contract in 2022.
(13)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (4) through (12), as described above, and are calculated using the applicable tax rate.
(14)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $246, the expiration of U.S. foreign tax credit carryovers of $31, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(86), net removal to the reserve for uncertain tax positions of $(8), a tax settlement in Mexico of $(125) and other tax adjustments of $24. Total amount is presented net of income (loss) attributable to noncontrolling interests of $82.
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

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$6,363	$2,763	$3,220
Less: Net cash used in (provided by) operating activities of discontinued operations	(45)	(9)	(22)
Net cash provided by (used in) operating activities of continuing operations	6,318	2,754	3,198
Less: Additions to property, plant and mine development	(3,402)	(2,666)	(2,131)
Free Cash Flow	$2,916	$88	$1,067

Net cash provided by (used in) investing activities (1)	$(2,702)	$(1,002)	$(2,983)
Net cash provided by (used in) financing activities	$(2,953)	$(1,603)	$(2,356)
____________________________
(1)Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free Cash Flow.
Net Debt
Management uses Net Debt to measure the Company’s liquidity and financial position. Net Debt is calculated as Debt and Lease and other financing obligations less Cash and cash equivalents, as presented on the Consolidated Balance Sheets. Cash and cash equivalents are subtracted from Debt and Lease and other financing obligations as these could be used to reduce the Company's debt obligations. The Company believes the use of Net Debt allows investors and others to evaluate financial flexibility and strength of the Company's balance sheet. Net Debt is intended to provide additional information only and does not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of liquidity prepared in accordance with GAAP. Other companies may calculate this measure differently.
The following table sets forth a reconciliation of Net Debt, a non-GAAP financial measure, to Debt and Lease and other financing obligations, which the Company believes to be the GAAP financial measures most directly comparable to Net Debt.

	At December 31, 2024	At December 31, 2023
Debt	$8,476	$8,874
Lease and other financing obligations	496	562
Less: Cash and cash equivalents	(3,619)	(3,002)
Less: Cash and cash equivalents included in assets held for sale (1)	(45)	—
Net debt	$5,308	$6,434
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. Refer to Note 3 to the Consolidated Financial Statements for additional information.
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
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

	Gold (1)			GEO (2)
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Costs applicable to sales (3)	$7,364	$5,689	$5,423	$1,599	$1,010	$1,045
Gold/GEO sold (thousand ounces) (4)	6,539	5,420	5,812	1,916	896	1,275
Costs applicable to sales per ounce (5)	$1,126	$1,050	$933	$834	$1,127	$819
____________________________
(1)Includes by-product credits of $179, $124, and $109 in 2024, 2023, and 2022, respectively.
(2)Includes by-product credits of $61, $13, and $8 in 2024, 2023, and 2022, respectively.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024 and 2023, and Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.
(5)Per ounce measures may not recalculate due to rounding.
All-In Sustaining Costs
Current GAAP measures used in the mining industry, such as cost of goods sold, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, Newmont calculates All-in sustaining costs (“AISC”) based on the definition published by the World Gold Council. The World Gold Council is a market development organization for the gold industry comprised of and funded by gold mining companies around the world and is a regulatory organization.
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

The following disclosure provides information regarding the adjustments made in determining the AISC measure:
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
Other expense, net. Excludes certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of CAS between gold and other metals.
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

Year Ended December 31, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Brucejack	$312	$5	$13	$—	$—	$3	$66	$399	249	$1,603
Red Chris	47	2	1	—	—	—	12	62	39	$1,607
Peñasquito	225	8	—	—	—	16	36	285	290	$984
Merian	401	8	15	—	—	1	83	508	274	$1,852
Cerro Negro	312	6	2	1	2	—	61	384	236	$1,631
Yanacocha	353	34	9	—	3	—	22	421	352	$1,196
Boddington	613	16	1	—	—	13	105	748	581	$1,288
Tanami	390	3	7	—	—	—	127	527	411	$1,281
Cadia	297	2	9	—	—	16	152	476	454	$1,048
Lihir	787	12	16	—	2	—	121	938	620	$1,512
Ahafo	722	19	5	—	1	1	108	856	798	$1,072
NGM	1,263	18	13	9	4	6	350	1,663	1,036	$1,605
Corporate and Other (10)	—	—	111	386	19	—	18	534	—	$—
Held for Sale (11)
CC&V	200	11	3	—	2	—	27	243	144	$1,691
Musselwhite	224	4	6	—	1	—	96	331	215	$1,541
Porcupine	310	12	5	—	—	—	79	406	282	$1,437
Éléonore	325	5	11	—	—	—	99	440	243	$1,811
Akyem	338	21	1	—	1	—	23	384	212	$1,816
Divested (12)
Telfer	245	11	10	—	—	4	38	308	103	$2,993
Total Gold	7,364	197	238	396	35	60	1,623	9,913	6,539	$1,516

Gold equivalent ounces - other metals (13)(14)
Red Chris	172	5	4	—	—	5	47	233	142	$1,640
Peñasquito	903	32	1	2	2	117	129	1,186	1,088	$1,090
Boddington	204	3	—	—	—	11	22	240	205	$1,172
Cadia	280	2	10	—	—	32	136	460	465	$987
Corporate and Other (10)	—	—	14	44	—	—	1	59	—	$—
Divested (12)
Telfer	40	2	1	—	—	2	4	49	16	$2,885
Total Gold Equivalent Ounces	1,599	44	30	46	2	167	339	2,227	1,916	$1,161

Consolidated	$8,963	$241	$268	$442	$37	$227	$1,962	$12,140
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $240.
(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Brucejack, $27 at Red Chris, $1 at Peñasquito, $9 at Cerro Negro, $21 at NGM, and $32 at Telfer.
(4)Includes operating accretion of $153, included in Reclamation and remediation, and amortization of asset retirement costs $88; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $219 and $(44), respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $8 at Red Chris, $12 at Peñasquito, $6 at Merian, $17 at Cerro Negro, $3 at Boddington, $21 at Tanami, $36 at Ahafo, $10 at NGM, $70 at Corporate and Other, $4 at CC&V, $1 at Porcupine, $4 at Akyem, and $3 at Telfer, totaling $195 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for Newcrest transaction-related costs of $72, settlement costs of $44, and restructuring and severance costs of $38, included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part II, Item 7, MD&A for sustaining capital by segment.
(8)Includes finance lease payments for sustaining projects of $84 and excludes finance lease payments for development projects of $37.
(9)Per ounce measures may not recalculate due to rounding.
(10)Corporate and Other is a non-operating segment and includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Consolidated Financial Statements for further information.

(11)Sites are classified as held for sale as of December 31, 2024. Refer to Note 3 to the Consolidated Financial Statements for further discussion of our assets and liabilities held for sale.
(12)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(14)For the year ended December 31, 2024, Red Chris sold 26 thousand tonnes of copper, Peñasquito sold 33 million ounces of silver, 97 thousand tonnes of lead and 247 thousand tonnes of zinc, Boddington sold 37 thousand tonnes of copper, Cadia sold 84 thousand tonnes of copper, and Telfer sold 3 thousand tonnes of copper.

Year Ended December 31, 2023	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
CC&V	$198	$10	$10	$—	$2	$—	$62	$282	171	$1,644
Musselwhite	214	5	10	—	—	—	104	333	181	$1,843
Porcupine	301	23	12	—	—	—	71	407	258	$1,577
Éléonore	295	9	10	—	—	—	114	428	233	$1,838
Brucejack (10)	69	—	7	—	1	3	16	96	36	$2,646
Red Chris (10)	4	—	—	—	—	—	2	6	4	$1,439
Peñasquito	158	7	1	—	2	9	29	206	130	$1,590
Merian	385	7	14	—	—	1	85	492	319	$1,541
Cerro Negro	328	5	5	—	5	—	51	394	261	$1,509
Yanacocha	294	24	7	—	—	—	24	349	275	$1,266
Boddington	634	17	5	—	—	18	125	799	749	$1,067
Tanami	337	3	1	—	—	—	130	471	444	$1,060
Cadia (10)	129	—	1	—	—	6	16	152	120	$1,271
Telfer (10)	126	—	2	—	—	3	2	133	67	$1,988
Lihir (10)	146	—	2	—	—	—	51	199	131	$1,517
Ahafo	547	20	2	—	2	—	135	706	578	$1,222
Akyem	275	44	1	—	—	—	37	357	296	$1,210
NGM	1,249	17	13	11	2	6	332	1,630	1,167	$1,397
Corporate and Other (11)	—	—	89	255	6	—	37	387	—	$—
Total Gold	5,689	191	192	266	20	46	1,423	7,827	5,420	$1,444

Gold equivalent ounces - other metals (12)(13)
Red Chris (10)	17	—	—	—	—	3	7	27	16	$1,660
Peñasquito	651	30	5	1	1	82	120	890	507	$1,756
Boddington	204	3	1	—	—	15	39	262	246	$1,067
Cadia (10)	116	—	1	—	—	19	17	153	114	$1,342
Telfer (10)	22	—	2	—	—	4	5	33	13	$2,580
Corporate and Other (11)	—	—	11	32	—	—	6	49	—	$—
Total Gold Equivalent Ounces	1,010	33	20	33	1	123	194	1,414	896	$1,579

Consolidated	$6,699	$224	$212	$299	$21	$169	$1,617	$9,241
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $137.
(3)Includes stockpile and leach pad inventory adjustments of $3 at Porcupine, $5 at Éléonore, $2 at Brucejack, $32 at Peñasquito, $2 at Cerro Negro, $5 at Yanacocha, $4 at Telfer, $1 at Akyem, and $43 at NGM.
(4)Includes operating accretion of $97, included in Reclamation and remediation, and amortization of asset retirement costs $127; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $148 and $1,288, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $3 at CC&V, $5 at Porcupine, $5 at Peñasquito, $9 at Merian, $5 at Cerro Negro, $4 at Yanacocha, $29 at Tanami, $38 at Ahafo, $18 at Akyem, $16 at NGM and $121 at Corporate and Other, totaling $253 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net is adjusted for settlement costs of Newcrest transaction-related costs of $464, restructuring and severance costs of $24, settlement costs of $7, and distributions from the Newmont Global Community Support fund of $1, included in Other expense, net.

(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part II, Item 7, MD&A for sustaining capital by segment.
(8)Includes finance lease payments for sustaining projects of $64 and excludes finance lease payments for development projects of $36.
(9)Per ounce measures may not recalculate due to rounding.
(10)Sites acquired through the Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.
(11)Corporate and Other is a non-operating segment and includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Consolidated Financial Statements for further information.
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2023.
(13)For the year ended December 31, 2023, Red Chris sold 3 thousand tonnes of copper, Peñasquito sold 17 million ounces of silver, 49 thousand tonnes of lead and 101 thousand tonnes of zinc, Boddington sold 45 thousand tonnes of copper, Cadia sold 21 thousand tonnes of copper, and Telfer sold 2 thousand tonnes of copper.

Year Ended December 31, 2022	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)(7)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (8)(9)(10)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (11)
Gold
CC&V	$241	$16	$10	$—	$3	$—	$45	$315	185	$1,697
Musselwhite	195	5	8	—	1	—	53	262	172	$1,531
Porcupine	281	6	11	—	—	—	52	350	280	$1,248
Éléonore	266	9	5	—	3	—	63	346	217	$1,599
Peñasquito (12)	442	10	4	1	3	23	72	555	573	$968
Merian	369	6	11	—	2	—	57	445	403	$1,105
Cerro Negro	283	5	1	2	10	—	54	355	281	$1,262
Yanacocha	313	19	2	1	11	—	23	369	250	$1,477
Boddington	652	17	5	—	2	16	56	748	813	$921
Tanami	328	2	7	—	6	—	124	467	486	$960
Ahafo	566	11	5	—	2	—	90	674	572	$1,178
Akyem	334	35	2	—	1	—	32	404	415	$972
NGM	1,153	9	15	10	—	4	230	1,421	1,165	$1,220
Corporate and Other (13)	—	—	76	224	3	—	24	327	—	$—
Total Gold	5,423	150	162	238	47	43	975	7,038	5,812	$1,211

Gold equivalent ounces - other metals (14)(15)
Peñasquito (12)	864	19	10	1	5	130	132	1,161	1,044	$1,112
Boddington	181	2	2	—	—	10	12	207	231	$894
Corporate and Other (13)	—	—	11	37	1	—	4	53	—	$—
Total Gold Equivalent Ounces	1,045	21	23	38	6	140	148	1,421	1,275	$1,114

Consolidated	$6,468	$171	$185	$276	$53	$183	$1,123	$8,459
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $117.
(3)Includes stockpile and leach pad inventory adjustments of $37 at CC&V, $3 at Merian, $37 at Yanacocha, $9 at Ahafo, $19 at Akyem, and $51 at NGM.
(4)Includes operating accretion of $65, included in Reclamation and remediation, and amortization of asset retirement costs $106; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $114 and $742, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $1 at CC&V, $3 at Porcupine, $5 at Peñasquito, $10 at Merian, $24 at Cerro Negro, $20 at Yanacocha, $21 at Tanami, $21 at Ahafo, $12 at Akyem, $17 at NGM and $141 at Corporate and Other, totaling $275 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Other expense, net includes incremental COVID-19 costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic at our operational segments of $1 at Musselwhite, $3 at Éléonore, $7 at Peñasquito, $3 at Merian, $7 at Cerro Negro, $6 at Yanacocha,$2 at Boddington, $6 at Tanami, totaling $35, included in Other expense, net.
(7)Other expense, net is adjusted for settlement costs of $22, restructuring and severance costs of $4 and distributions from the Newmont Global Community Support Fund of $3, included in Other expense, net.
(8)Includes sustaining capital expenditures of $1,059. Refer to Liquidity and Capital Resources within Part II, Item 7, MD&A for sustaining capital by segment.

(9)Excludes development capital expenditures, capitalized interest and the change in accrued capital totaling $1,072. Refer to Liquidity and Capital Resources within Part II, Item 7, Management's Discussion and Analysis for the discussion of major development projects.
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
(13)Corporate and Other is a non-operating segment and includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Consolidated Financial Statements for further information.
(14)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,200/oz.), Copper ($3.25/lb.), Silver ($23.00/oz.), Lead ($0.95/lb.) and Zinc ($1.15/lb.) pricing for 2022.
(15)For the year ended December 31, 2022, Peñasquito sold 30 million ounces of silver, 67 thousand tonnes of lead and 169 thousand tonnes of zinc, and Boddington sold 39 thousand tonnes of copper.
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
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, while transaction and integration costs related to business combinations are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. For material acquisitions, we engage independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of reserves, resources and exploration potential quantities, costs to produce and develop reserves, revenues, and operating expenses; (ii) short-term and long-term metal price assumptions, (iii) long-term growth rates; (iv) appropriate discount rates; and (v) expected future capital requirements (“income valuation method”). The market valuation method uses prices paid for a similar asset by other purchasers in the market, normalized for any differences between the assets (“market valuation method”). The cost valuation method is based on the replacement cost of a comparable asset at the time of the acquisition adjusted for depreciation and economic and functional obsolescence of the asset (“cost valuation method”). If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate is recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition is recorded in the period the adjustments arises.
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
The significant assumption in determining the future cash flows for each mine site at December 31, 2024 is a long-term gold price of $1,900 per ounce. A decrease of $100 per ounce in the long-term gold price assumption could result in an impairment of our long-lived assets, including goodwill, of up to approximately $1,039 before consideration of other value beyond proven and probable reserves which may significantly decrease the amount of any potential impairment charge.
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
When the income approach is utilized to determine fair value, the estimated cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. The significant assumption in determining the future cash flows for each mine site at December 31, 2024 is a long-term gold price of $1,900 per ounce. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
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
Carrying value of Conga
We review and evaluate the Company’s Conga development project for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We have considered a variety of technical, economic, social and political developments related to the Conga project during our evaluation of impairment indicators since November 2011, when construction and development activities at the project were largely suspended. Project activities in recent years have focused on continued engagement with the local communities and maintaining and protecting existing project infrastructure and equipment through our active care and maintenance program. Although we have reclassified Conga reserves to resources and reallocated exploration and development capital to other projects, we continue to evaluate long-term options to progress development of the Conga project and improve social and political acceptance. While we have reprioritized the Yanacocha Sulfides project ahead of the Conga project, we have delayed the full-funds decision and are currently in the process of assessing project plan options for the Yanacocha Sulfides project. The Company also periodically updates the economic model for its Conga project to understand changes to the estimated capital costs, cash flows, and economic returns from the project. As of December 31, 2024, we have not identified events or changes in circumstances that indicate that the carrying value of the Conga project is not recoverable.
Reclamation and remediation obligations
The Company records the estimated asset retirement obligations associated with operating and non-operating mine sites when an obligation is incurred and the estimated costs can be reasonably measured. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, our credit-adjusted risk-free rates and a market risk premium appropriate for our operations. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Reclamation obligations are based on our best estimate of when the expected spending for an existing environmental disturbance will occur. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire long-lived assets in the period incurred. Changes in reclamation estimates at non-operating mines where the mine or portion of the mine site has entered the closure phase and has no substantive future economic value are reflected in earnings in the period an estimate is revised. Costs included in estimated asset retirement obligations are discounted to their present value and are estimated over a period of up to fifty years. We review, on at least an annual basis, the reclamation obligation at each mine.
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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(dollars in millions, except per ounce and per pound amounts)
Metal Prices
Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the USD; inflation, deflation, or other general price instability; and global mine production levels. Changes in the market price of copper, silver, lead, and zinc also affect our profitability and cash flow. These metals are traded on established international exchanges and prices generally reflect market supply and demand, but can also be influenced by speculative trading in the commodity or by currency exchange rates. The Company does not currently hold instruments that are designated to hedge against the potential impacts due to market price changes in metals. Consideration of these impacts are discussed below.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2024 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-term	Long-term
Gold price (per ounce)	$2,663	$1,900
Copper price (per pound)	$4.17	$4.00
Silver price (per ounce)	$31.38	$25.00
Lead price (per pound)	$0.91	$0.90
Zinc price (per pound)	$1.38	$1.25
AUD to USD exchange rate	$0.65	$0.70
CAD to USD exchange rate	$0.71	$0.75
MXN to USD exchange rate	$0.05	$0.05
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
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at December 31, 2024. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. Refer to Note 13 to our Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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

We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at December 31, 2024 in relation to the U.S. dollar at our foreign mining operations, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $71 increase to Costs applicable to sales per gold ounce at December 31, 2024.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of December 31, 2024.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	265	$2,635	$46	$2,609
Copper (pounds, in millions)	85	$3.99	$23	$3.95
Silver (ounces, in millions)	6	$28.99	$12	$28.91
Lead (pounds, in millions)	52	$0.88	$3	$0.87
Zinc (pounds, in millions)	114	$1.34	$10	$1.35
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
(2)The closing settlement price as of December 31, 2024 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
Hedging
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at December 31, 2024, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk.
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
We have performed sensitivity analyses as of December 31, 2024 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at December 31, 2024. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $32 and $195 at December 31, 2024, respectively.
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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Newmont Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newmont Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, the related notes and the financial statement schedule in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of PricewaterhouseCoopers LLP, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect total assets constituting 13% and 13% of consolidated assets as of December 31, 2024 and 2023, respectively, and sales constituting 13% in 2024, 19% in 2023, and 18% 2022 of the related consolidated totals. Those statements were audited by PricewaterhouseCoopers LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nevada Gold Mines LLC, is based solely on the report of PricewaterhouseCoopers LLP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 20, 2025 expressed an unqualified opinion thereon, based on our audit and the report of PricewaterhouseCoopers LLP.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of PricewaterhouseCoopers LLP provide a reasonable basis for our opinion.
Critical Audit Matter
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

Reclamation liabilities
Description of the Matter
As discussed in Notes 2, 6 and 25 of the consolidated financial statements, the Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimates of either the timing or amount of the reclamation costs. As of December 31, 2024, the Company’s consolidated reclamation liabilities totaled $8.5 billion, including $1.5 billion included in liabilities held for sale.

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

To test the reclamation liabilities, among other procedures, we evaluated the methodology, significant assumptions and the underlying data used by the Company in its estimate. To assess the estimates of reclamation activities and cash flows, we evaluated significant changes from the prior estimate, verified consistency between timing of reclamation activities and projected mine life, compared anticipated costs across the Company’s mines, verified cost rates against third-party information or internal cost records and recalculated management’s estimate. We also evaluated the significant assumptions included in the fair value calculation, specifically the market risk premium. We involved our reclamation specialists to interview members of the Company’s engineering staff, assess the completeness of the mine reclamation estimates with respect to meeting mine closure and post closure requirements, and evaluate the reasonableness of the engineering estimates and assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Members of Nevada Gold Mines LLC
Opinions on the financial statements and internal control over financial reporting
We have audited the consolidated balance sheets of Nevada Gold Mines LLC and its subsidiaries (the Joint Venture) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of changes in members’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). We also have audited the Joint Venture’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Joint Venture maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Qualitative goodwill impairment assessment
As described in note 2 to the Joint Venture's consolidated financial statements, the Joint Venture’s goodwill balance was $668 million (at a 100 percent economic interest) as of December 31, 2024. Goodwill is allocated to reporting units and assessed for impairment annually, in the fourth quarter of the fiscal year, and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Joint Venture has four reporting units. The Joint Venture's management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (qualitative goodwill impairment assessment).
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
The principal considerations for our determination that performing procedures relating to the qualitative goodwill impairment assessment is a critical audit matter are the judgment by management in assessing the qualitative factors in the qualitative goodwill impairment assessment for each reporting unit to determine whether further quantitative impairment testing is required, and a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's assessment of qualitative factors in the qualitative goodwill impairment assessment for each reporting unit with respect to significant adverse changes to future gold prices, future operating and capital costs, future production levels and mineral reserves and mineral resources.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s qualitative goodwill impairment assessment. These procedures also included, among others, evaluating the reasonableness of management's qualitative goodwill impairment assessment for each reporting unit with respect to significant adverse changes to future gold prices and future operating and capital costs by (i) comparing gold prices to external industry data; (ii) comparing operating and capital costs to recent actual operating and capital costs incurred; and (iii) considering consistency with evidence obtained in other areas of the audit. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of future production levels and mineral reserves and mineral resources. As a basis for using this work, the management's specialists' qualifications were understood and the Joint Venture’s relationship with management’s specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, tests of the data used by management’s specialists, and an evaluation of management's specialists' findings.
/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
February 20, 2025

We have served as the Joint Venture’s auditor since 2019.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share)
Sales (Note 5)	$18,682	$11,812	$11,915

Costs and expenses:
Costs applicable to sales (1)	8,963	6,699	6,468
Depreciation and amortization	2,576	2,108	2,185
Reclamation and remediation (Note 6)	328	1,533	921
Exploration	266	265	231
Advanced projects, research and development	197	200	229
General and administrative	442	299	276
Impairment charges (Note 7)	78	1,891	1,320
Loss on assets held for sale (Note 3)	1,114	—	—
Other expense, net (Note 8)	191	517	82
	14,155	13,512	11,712
Other income (expense):
Other income (loss), net (Note 9)	425	(88)	(27)
Interest expense, net of capitalized interest of $114, $89 and $69, respectively	(375)	(243)	(227)
	50	(331)	(254)
Income (loss) before income and mining tax and other items	4,577	(2,031)	(51)
Income and mining tax benefit (expense) (Note 10)	(1,397)	(526)	(455)
Equity income (loss) of affiliates (Note 15)	133	63	107
Net income (loss) from continuing operations	3,313	(2,494)	(399)
Net income (loss) from discontinued operations (Note 1)	68	27	30
Net income (loss)	3,381	(2,467)	(369)
Net loss (income) attributable to noncontrolling interests (Note 1)	(33)	(27)	(60)
Net income (loss) attributable to Newmont stockholders	$3,348	$(2,494)	$(429)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$3,280	$(2,521)	$(459)
Discontinued operations	68	27	30
	$3,348	$(2,494)	$(429)

Weighted average common shares:
Basic	1,146	841	794
Effect of employee stock-based awards	2	—	1
Diluted	1,148	841	795

Net income (loss) per common share:
Basic:
Continuing operations	$2.86	$(3.00)	$(0.58)
Discontinued operations	0.06	0.03	0.04
	$2.92	$(2.97)	$(0.54)
Diluted: (2)
Continuing operations	$2.86	$(3.00)	$(0.58)
Discontinued operations	0.06	0.03	0.04
	$2.92	$(2.97)	$(0.54)
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

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income (loss)	$3,381	$(2,467)	$(369)
Other comprehensive income (loss):
Change in cash flow hedges, net of tax	(123)	(1)	19
Change in pension and other post-retirement benefits, net of tax	8	(9)	139
Other adjustments, net of tax	6	(5)	4
Other comprehensive income (loss)	(109)	(15)	162
Comprehensive income (loss)	$3,272	$(2,482)	$(207)

Comprehensive income (loss) attributable to:
Newmont stockholders	$3,239	$(2,509)	$(267)
Noncontrolling interests	33	27	60
	$3,272	$(2,482)	$(207)
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31, 2024	At December 31, 2023
	(in millions, except per share)
ASSETS
Cash and cash equivalents	$3,619	$3,002
Trade receivables (Note 5)	1,056	734
Investments (Note 15)	21	23
Inventories (Note 16)	1,423	1,663
Stockpiles and ore on leach pads (Note 17)	761	979
Derivative assets (Note 14)	—	198
Other current assets	786	913
Assets held for sale (Note 3)	4,609	—
Current assets	12,275	7,512
Property, plant and mine development, net (Note 18)	33,547	37,563
Investments ($212 and $— valued under fair value option) (Note 15)	4,471	4,143
Stockpiles and ore on leach pads (Note 17)	2,266	1,935
Deferred income tax assets (Note 10)	124	268
Goodwill (Note 19)	2,658	3,001
Derivative assets (Note 14)	142	444
Other non-current assets	866	640
Total assets	$56,349	$55,506

LIABILITIES
Accounts payable	$843	$960
Employee-related benefits (Note 11)	630	551
Income and mining taxes	381	88
Lease and other financing obligations (Note 21)	107	114
Debt (Note 20)	924	1,923
Other current liabilities (Note 22)	2,481	2,362
Liabilities held for sale (Note 3)	2,177	—
Current liabilities	7,543	5,998
Debt (Note 20)	7,552	6,951
Lease and other financing obligations (Note 21)	389	448
Reclamation and remediation liabilities (Note 6)	6,394	8,167
Deferred income tax liabilities (Note 10)	2,820	2,987
Employee-related benefits (Note 11)	555	655
Silver streaming agreement (Note 5)	699	779
Other non-current liabilities ($51 and $— valued under fair value option) (Note 22)	288	316
Total liabilities	26,240	26,301

Commitments and contingencies (Note 25)

EQUITY
Common stock - $1.60 par value;	1,813	1,854
Authorized - 2,550 million and 2,550 million shares, respectively
Outstanding shares - 1,127 million and 1,152 million shares, respectively
Treasury stock - 7 million and 7 million shares, respectively	(278)	(264)
Additional paid-in capital	29,808	30,419
Accumulated other comprehensive income (loss) (Note 23)	(95)	14
(Accumulated deficit) Retained earnings	(1,320)	(2,996)
Newmont stockholders' equity	29,928	29,027
Noncontrolling interests	181	178
Total equity	30,109	29,205
Total liabilities and equity	$56,349	$55,506
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating activities:
Net income (loss)	$3,381	$(2,467)	$(369)
Adjustments:
Depreciation and amortization	2,576	2,108	2,185
Impairment charges (Note 7)	78	1,891	1,320
Loss on assets held for sale (Note 3)	1,114	—	—
Net loss (income) from discontinued operations (Note 1)	(68)	(27)	(30)
Reclamation and remediation	302	1,506	892
Stock-based compensation (Note 12)	89	80	73
Deferred income taxes (Note 10)	80	(104)	(278)
Change in fair value of investments and options (Note 9)	(62)	47	46
(Gain) loss on asset and investment sales (Note 9)	(35)	197	(35)
Pension settlements (Note 11)	1	9	137
Other non-cash adjustments	(113)	27	98
Net change in operating assets and liabilities (Note 24)	(1,025)	(513)	(841)
Net cash provided by (used in) operating activities of continuing operations	6,318	2,754	3,198
Net cash provided by (used in) operating activities of discontinued operations (Note 1)	45	9	22
Net cash provided by (used in) operating activities	6,363	2,763	3,220

Investing activities:
Additions to property, plant and mine development	(3,402)	(2,666)	(2,131)
Proceeds from sales of mining operations and other assets, net	560	—	16
Contributions to equity method investees	(96)	(108)	(194)
Purchases of investments	(66)	(551)	(940)
Return of investment from equity method investees	56	36	62
Maturities of investments	28	1,363	93
Proceeds from sales of investments	21	234	171
Acquisitions, net (1)	—	668	(15)
Other	44	22	(45)
Net cash provided by (used in) investing activities of continuing operations	(2,855)	(1,002)	(2,983)
Net cash provided by (used in) investing activities of discontinued operations (Note 1)	153	—	—
Net cash provided by (used in) investing activities	(2,702)	(1,002)	(2,983)

Financing activities:
Repayment of debt	(3,860)	—	(89)
Proceeds from issuance of debt, net (Note 20)	3,476	—	—
Repurchases of common stock (Note 2)	(1,246)	—	—
Dividends paid to common stockholders	(1,145)	(1,415)	(1,746)
Distributions to noncontrolling interests	(161)	(150)	(191)
Funding from noncontrolling interests	115	138	117
Payments on lease and other financing obligations (Note 21)	(87)	(67)	(66)
Payments for withholding of employee taxes related to stock-based compensation	(14)	(25)	(39)
Acquisition of noncontrolling interests (Note 1)	—	—	(348)
Other	(31)	(84)	6
Net cash provided by (used in) financing activities	(2,953)	(1,603)	(2,356)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(2)	(30)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	688	156	(2,149)
Less: Cash and restricted cash reclassified to assets held for sale (2)	(138)	—	—
Net change in cash, cash equivalents and restricted cash	550	156	(2,149)
Cash, cash equivalents and restricted cash at beginning of period	3,100	2,944	5,093
Cash, cash equivalents and restricted cash at end of period	$3,650	$3,100	$2,944

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,619	$3,002	$2,877
Restricted cash included in Other current assets	1	11	1
Restricted cash included in Other non-current assets	30	87	66
Total cash, cash equivalents and restricted cash	$3,650	$3,100	$2,944

Supplemental cash flow information:
Income and mining taxes paid, net of refunds	$966	$794	$1,122
Interest paid, net of amounts capitalized	$317	$228	$172
____________________________
(1)Acquisitions, net is primarily related to the cash acquired in the Newcrest transaction for the year ended December 31, 2023. Refer to Note 1 for additional information.
(2)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, at December 31, 2024 the related assets, including $45 of Cash and cash equivalents and $93 of restricted cash, included in Other current assets and Other non-current assets, were reclassified to Assets held for sale. Refer to Note 3 for additional information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in millions, except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interest (2)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	797	$1,276	(5)	$(200)	$17,981	$(133)	$3,098	$(209)	$21,813	$48
Net income (loss)	—	—	—	—	—	—	(429)	60	(369)	—
Other comprehensive income (loss)	—	—	—	—	—	162	—	—	162	—
Dividends declared (1)	—	—	—	—	—	—	(1,753)	—	(1,753)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(191)	(191)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	120	120	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(39)	—	—	—	—	(39)	—
Acquisition of non-controlling interests	—	—	—	—	(699)	—	—	399	(300)	—
Reclassification of contingently redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	(48)
Stock options exercised	—	—	—	—	14	—	—	—	14	—
Stock-based awards and related share issuances	2	3	—	—	73	—	—	—	76	—
Balance at December 31, 2022	799	1,279	(6)	(239)	17,369	29	916	179	19,533	—
Net income (loss)	—	—	—	—	—	—	(2,494)	27	(2,467)	—
Other comprehensive income (loss)	—	—	—	—	—	(15)	—	—	(15)	—
Shares issued for Newcrest transaction	358	572	—	—	12,977	—	—	—	13,549	—
Dividends declared (1)	—	—	—	—	—	—	(1,418)	—	(1,418)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(156)	(156)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	128	128	—
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(25)	—	—	—	—	(25)	—
Stock-based awards and related share issuances	2	3	—	—	73	—	—	—	76	—
Balance at December 31, 2023	1,159	1,854	(7)	(264)	30,419	14	(2,996)	178	29,205	—
Net income (loss)	—	—	—	—	—	—	3,348	33	3,381	—
Other comprehensive income (loss)	—	—	—	—	—	(109)	—	—	(109)	—
Dividends declared (1)	—	—	—	—	—	—	(1,148)	—	(1,148)	—
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(156)	(156)	—
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	126	126	—
Repurchase and retirement of common stock	(26)	(42)	—	—	(693)	—	(524)	—	(1,259)	—
Withholding of employee taxes related to stock-based compensation	—	—	—	(14)	—	—	—	—	(14)	—
Stock-based awards and related share issuances	1	1	—	—	82	—	—	—	83	—
Balance at December 31, 2024	1,134	$1,813	(7)	$(278)	$29,808	$(95)	$(1,320)	$181	$30,109	$—
____________________________
(1)Cash dividends paid per common share was $1.00, $1.60 and $2.20 for 2024, 2023 and 2022, respectively. Dividends declared and dividends paid to common stockholders differ by $3, $3, and $7 for 2024, 2023 and 2022, respectively, due to timing.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     THE COMPANY
Newmont Corporation and its affiliates and subsidiaries (collectively, “Newmont,” “we,” “us” or the “Company”) predominantly operate in the mining industry, focused on the production of and exploration for gold properties, some of which may contain copper, silver, zinc, lead or other metals. The Company has significant operations and/or assets in the United States (“U.S.”), Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, copper, silver, lead, and zinc. The prices of gold, copper, silver, lead, and zinc are affected by numerous factors beyond the Company’s control.
Divestiture of Non-core Assets
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested include Akyem, CC&V, Éléonore, Porcupine, Musselwhite, Telfer, and the Coffee development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project, met the accounting requirements to be presented as held for sale in the first quarter of 2024, based on progress made through the Company's active sales program and management’s expectation that the sale is probable and will be completed within 12 months.
The Company entered into definitive agreements in the second half of 2024 to sell the Telfer, Akyem, Musselwhite, Éléonore, and CC&V reportable segments, of which Telfer closed in 2024. Additionally, in January 2025 the Company entered into a definitive agreement to sell the Porcupine reportable segment. Refer to Note 3 for further information on divestitures.
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
Noncontrolling Interests
Merian
Newmont has a 75% economic interest in Suriname Gold project C.V. (“Merian”), with the remaining interests held by Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a company wholly owned by the Republic of Suriname. Newmont consolidates Merian, through its wholly-owned subsidiary, Newmont Suriname LLC., in its Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity. For the years ended December 31, 2024, 2023, and 2022, the Company recognized income of $33, $27, and $59, respectively, within Net loss (income) attributable to noncontrolling interests related to Merian.
Yanacocha
At December 31, 2021, Newmont held a 51.35% ownership interest in Minera Yanacocha S.R.L ("Yanacocha") and consolidated Yanacocha in its Consolidated Financial Statements under the voting interest model. In 2022, the Company acquired the 5% ownership interest held in Yanacocha by Sumitomo Corporation (“Sumitomo”) in exchange for cash consideration of $48. Additionally in 2022, the Company acquired the remaining 43.65% interest in Yanacocha held by Compañia de Minas Buenaventura S.A.A. (“Buenaventura”), resulting in the Company holding 100% ownership interest in Yanacocha. The Company acquired Buenaventura’s 43.65% noncontrolling interest in Yanacocha (the “Yanacocha Transaction”) for $300 cash consideration, certain royalties on any production from other future potential projects, and contingent payments of up to $100 tied to higher metal prices, achieving commercial production at the Yanacocha Sulfides project and resolution on the outstanding Yanacocha tax dispute. The Yanacocha Transaction was accounted for as an equity transaction, resulting in a decrease to additional paid-in-capital and no gain or loss recognition.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
For the year ended December 31, 2022, the Company recognized $(1) of Net loss (income) attributable to noncontrolling interests related to Yanacocha. No Net loss (income) attributable to noncontrolling interests related to Yanacocha was recognized for the years ended December 31, 2024 and 2023, as the Company held 100% ownership interest in Yanacocha.
Discontinued Operations
Net income (loss) from discontinued operations included results related to the Batu Hijau and Elang contingent consideration assets obtained in connection with the sale of PT Newmont Nusa Tenggara in 2016. In the third quarter of 2024, the Company completed the sale of the Batu and Elang contingent consideration assets for cash consideration of $153, resulting in a gain of $15 included in Net income (loss) from discontinued operations.
For the years ended December 31, 2024, 2023, and 2022, the Company recorded income of $68, $27, and $30, net of a tax benefit (expense) of $31, $(5) and $(4), respectively, within Net income (loss) from discontinued operations. The Company received $45, $9 and $22 for the years ended December 31, 2024, 2023 and 2022, respectively, related to discontinued operations. Refer to contingent consideration assets in Note 14 for additional information.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a global mining company, the Company’s revenue, profitability, and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold, but also for copper, silver, lead, and zinc. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; certain Derivative assets; Deferred income tax assets; and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.
The Company's global operations expose it to risks associated with public health crises, geopolitical and macroeconomic pressures, including but not limited to inflationary conditions, as well as the effects of certain countermeasures taken by central banks, supply chain disruptions resulting from global conflicts and other global events, and an uncertain and evolving labor market.
The following factors could have further potential short- and, possibly, long-term material adverse impacts on the Company including, but not limited to, volatility in commodity prices and the prices for gold and other metals, changes in the equity and debt markets or country specific factors adversely impacting discount rates, significant cost inflation impacts on production, capital and asset retirement costs, logistical challenges, workforce interruptions and financial market disruptions, energy market disruptions, as well as potential impacts to estimated costs and timing of projects. Refer to Note 7 for further information on certain impairment charges incurred as a result of these challenging conditions.
As further response to the current market conditions, high inflation rates, the rising prices for commodities and raw materials, prolonged supply chain disruptions, competitive labor markets, and consideration of capital allocation, the Company has chosen to continue deferring the investment decision for the Yanacocha Sulfides project. While the Company has extended the timeline of the full-funds decision, assessment of the project remains a priority in Peru as the Company continued to advance engineering and long-term procurement activities. The delay of the Yanacocha Sulfides project is intended to focus funds on current operations and other capital commitments while management assesses execution and project options, up to and including transitioning Yanacocha operations into full closure. To the extent that assessment determines that the project is no longer sufficiently profitable or economically feasible under the Company’s internal requirements, it would result in negative modifications to the Company's proven and probable reserves. Additionally, should the Company ultimately decide to forgo the development of Yanacocha Sulfides, the current carrying value of the assets under construction and other long-lived assets of the Yanacocha operations could become impaired and the timing of certain closure activities would be accelerated. As of December 31, 2024, the Yanacocha operations have total long-lived assets of approximately $1,195, inclusive of approximately $827 of assets under construction related to Yanacocha Sulfides.
Furthermore, the Company continues to hold the Conga project in Peru, which the Company does not currently anticipate developing in the next ten years as the Company continues to assess Yanacocha Sulfides; accordingly, the Conga project remains in care and maintenance. Should the Company be unable to develop the Conga project or conclude that future development is not in the best interest of the business, the Company may consider other alternatives for the project, which may result in a future impairment charge for the remaining assets. The total assets at Conga were $892 and $895 at December 31, 2024 and 2023.
The Company's global operations also expose it to foreign currency exchange rates which can increase or decrease profits to the extent costs are paid in foreign currencies, including the Australian dollar, the Mexican peso, the Canadian dollar, the Argentine peso, the Peruvian sol, the Surinamese dollar, the Ghanaian cedi, and the Papua New Guinean kina. Certain mines are located in hyperinflationary economies, which included the Ahafo, Akyem, Cerro Negro, and Merian mines at December 31, 2024. The majority of the activity at these mines has historically been denominated in USD; as a result, the devaluation of the related currency has resulted in

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
an immaterial impact on the Company's financial statements. Therefore, future devaluation of these currencies is not expected to have a material impact on the Company's financial statements.
The Cerro Negro mine, located in Argentina, is a USD functional currency entity. Argentina’s central bank has enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency and restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies. The Company continues to monitor the foreign currency exposure risk and the limitations of repatriating cash to the United States. Currently, these currency controls are not expected to impact the Company's ability to repay its debt obligations or declare dividends.
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
The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value for certain reporting units and asset impairments (including impairments of long-lived assets, goodwill and investments); write-downs of inventory, stockpiles and ore on leach pads to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws; provisional amounts related to uncertain tax positions; valuation of assets acquired and liabilities assumed in a business combination; valuation of assets held for sale; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments including marketable and other equity securities and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from those amounts estimated in these financial statements.
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
Underground development costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Exploration or Advanced projects, research and development expense. Capitalization of mine development project costs that meet the definition of an asset begins once mineralization is classified as proven and probable reserves.
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
Investments
Time Deposits
Time deposits with an original maturity of more than three months but less than one year are included within Investments. These time deposits are carried at amortized cost. Accrued interest is recorded in Other income (loss), net.
Equity Method Investments
Management classifies investments at the acquisition date and re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The ability to exercise significant influence is typically presumed when the Company possesses 20% or more of the voting interests in the investee. The Company accounts for its investments in stock of other entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. To the extent that there is a basis difference between the amount invested and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. This basis difference is being amortized into Equity income (loss) of affiliates over the remaining estimated useful lives of the underlying tangible and intangible net assets. The Company from time to time will elect the fair value option to account for its equity method investments if the fair value option better reflects the economics of its investment. Equity method investments accounted for under the fair value option are remeasured periodically with any changes in fair value recorded in Other income (loss), net. Equity method investments are included in Investments.
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
Marketable Equity, Debt, and Other Equity Securities
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
Derivative Instruments
The Company holds derivatives for risk management purposes rather than for trading. The Company uses derivatives to mitigate uncertainty and volatility caused by underlying exposures to foreign exchange rates and energy prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
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
Debt issuance costs and debt premiums and discounts, which are included in Debt, are amortized using the effective interest method over the terms of the respective Senior Notes as a component of Interest expense, net of capitalized interest within the Consolidated Statements of Operations.
Gain or loss on extinguishment of debt is recorded as a component of Other income (loss), net upon the extinguishment of a debt instrument and is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs. The Company evaluates all changes to its debt arrangements to determine whether the changes represent a modification or extinguishment to the old debt arrangement. If a debt instrument is deemed to be modified, the Company capitalizes all new lender fees and expenses all third-party fees. If it is determined that an extinguishment of one of the Company's debt instruments has occurred, the unamortized financing fees associated with the extinguished instrument are expensed. For the revolving loans, all lender and third-party fees are capitalized, and in the event an amendment reduces the committed capacity under the revolving loans, the Company will expense a portion of any unamortized fees on a pro-rata basis in proportion to the decrease in the committed capacity.
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
During the years ended December 31, 2024, the Company repurchased and retired approximately 26 million shares of its common stock for $1,246. No repurchases occurred during the years ended December 31, 2023 and 2022. During the years ended December 31, 2024, 2023 and 2022, the Company withheld 0.4 million, 0.6 million and 0.6 million shares, respectively, for payments of employee withholding taxes related to the vesting of stock awards.
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
Generally, if a metal expected to be mined represents more than 10% to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting is applied. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10% to 20% of the life of mine sales value, by-product accounting is applied. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Silver, lead and zinc are produced as co-products at Peñasquito. Copper is produced as a co-product at Red Chris, Boddington, Cadia, and Telfer. Aside from the co-product sales at Red Chris, Peñasquito, Boddington, Cadia, and Telfer, copper and silver produced at other Newmont sites are by-product metals.
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
Reclamation and Remediation Costs
Reclamation obligations associated with operating and non-operating mine sites are recognized when an obligation is incurred and the estimated costs can be reasonably measured. Fair value is measured as the present value of expected cash flow estimates, after considering inflation, the Company's credit-adjusted risk-free rates and a market risk premium appropriate for the Company's operations. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. Changes in reclamation estimates at mines that are not currently operating, as the mine or portion of the mine site has entered the closure phase and has no substantive future economic value, are reflected in earnings in the period an estimate is revised. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. Costs included in estimated asset retirement obligations are discounted to their present value as cash flows are readily estimable over a period of up to fifty years. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site in accordance with ASC guidance for asset retirement obligations.
Remediation costs are accrued when it is probable that an obligation has been incurred and the cost can be reasonably estimated. Such cost estimates may include ongoing care, maintenance and monitoring costs. Changes in remediation estimates at operating and non-operating mines are reflected in earnings in the period an estimate is revised. Water treatment costs included in environmental remediation obligations are discounted to their present value as cash flows are readily estimable over a period up to fifty years.
Foreign Currency
The functional currency for the majority of the Company’s operations is the U.S. dollar. Transaction gains and losses related to foreign currency denominated monetary assets and liabilities where the functional currency is the U.S. dollar are remeasured at current exchange rates and the resulting adjustments are included in Other income (loss), net. The financial statements of the Company's foreign entities with functional currencies other than the U.S. dollar are translated into U.S. dollars with the resulting adjustments charged or credited directly to Accumulated other comprehensive income (loss) in Total equity. All assets and liabilities are translated into the U.S. dollar using exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates for the period. The gains or losses on foreign currency rates on cash holdings in foreign currencies are included in Effect of exchange rate changes on cash, cash equivalents and restricted cash in the Company’s Consolidated Statements of Cash Flows.

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
Net Income (Loss) per Common Share
Basic and diluted income (loss) per share are presented for Net income (loss) attributable to Newmont stockholders. Basic income (loss) per common share is computed by dividing income (loss) available to Newmont common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments, including employee stock awards. Dilutive securities are excluded from the calculation of diluted weighted average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss from continuing operations.
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
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the 2024 presentation.
Recently Adopted Accounting Pronouncements and Securities and Exchange Commission Rules
Segments Reporting
In November 2023, ASU 2023-07 was issued which improves disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. The Company adopted this standard as of January 1, 2024. The adoption did not have a material impact on the consolidated financial statements or disclosures.
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
Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules
Disaggregation of Income Statement Expenses
In November 2024, ASU 2024-03 was issued, requiring additional disclosures in the notes to the financial statements on the nature of certain expense captions presented on the face of the Consolidated Statement of Operations. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts of the guidance on its Consolidated Financial Statements.
SEC Climate Rule
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
Improvement to Income Tax Disclosures
In December 2023, ASU 2023-09 was issued, requiring disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a qualitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impacts of the guidance on its Consolidated Financial Statements.
NOTE 3     ACQUISITIONS AND DIVESTITURES
Business Acquisition
On November 6, 2023 (the “acquisition date”), Newmont completed its business combination transaction with Newcrest, a public Australian mining company limited by shares, whereby Newmont, through Newmont Sub, acquired all of the ordinary shares of Newcrest, pursuant to a court-approved scheme of arrangement under Part 5.1 of the Australian Corporations Act 2001 (Cth) between Newcrest and its stockholders, as contemplated by a scheme implementation deed, dated as of May 15, 2023, by and among Newmont, Newmont Sub and Newcrest, as amended from time to time. Upon implementation, Newmont completed the business acquisition of Newcrest, in which Newmont was the acquirer and Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The acquisition of Newcrest increased the Company’s gold and other metal reserves and expanded its operating jurisdictions.
The acquisition date fair value of the consideration transferred consisted of the following:

(in millions, except share and per share data)	Shares	Per Share	Purchase Consideration
Stock Consideration
Shares of Newmont exchanged for Newcrest outstanding ordinary shares	357,691,627	$37.88	$13,549

Total Purchase Price			$13,549
The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Newcrest was allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for income tax purposes. The goodwill balance is mainly attributable to: (i) the acquisition of existing operating mines with access to an assembled workforce that cannot be duplicated at the same costs by new entrants; (ii) operating synergies anticipated from the integration of the operations of Newmont and Newcrest; and (iii) the application of Newmont’s Full Potential program and potential strategic and financial benefits that include the increase in reserve base and opportunities to identify additional mineralization through exploration activities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
In 2024, the Company completed the analysis to assign fair values to all assets acquired and liabilities assumed. The following table summarizes the final purchase price allocation for the Newcrest transaction:

ASSETS
Cash and cash equivalents	$668
Trade receivables	212
Inventories	723
Stockpiles and ore on leach pads	113
Derivative assets	42
Other current assets	193
Current assets	1,951
Property, plant and mine development, net (1)	13,504
Investments (2)	990
Stockpiles and ore on leach pads (3)	219
Deferred income tax assets (4)	75
Goodwill (5)	2,401
Derivative assets	362
Other non-current assets (6)	398
Total assets	19,900

LIABILITIES
Accounts payable	344
Employee-related benefits	143
Lease and other financing obligations	16
Debt	1,923
Other current liabilities	333
Current liabilities	2,759
Debt (7)	1,373
Lease and other financing obligations	35
Reclamation and remediation liabilities (8)	745
Deferred income tax liabilities (4)	1,236
Employee-related benefits	192
Other non-current liabilities	11
Total liabilities	6,351

Net assets acquired	$13,549
____________________________
(1)The fair value of property, plant and mine development is based on applying income, market, and cost valuation methods. Measurement period adjustments of $321 increased Property, plant and mine development, net, from the preliminary valuation primarily related to the Canadian, Lihir, and Telfer assets.
(2)The fair value of the investments was determined by applying the market approach, based on quoted prices for the acquired investments.
(3)The fair value of stockpiles and ore on leach pads is based on applying the income valuation method. Measurement period adjustments of $85 increased Stockpiles and ore on leach pads from the preliminary valuation primarily relating to the valuation of stockpiles at Lihir.
(4)Deferred income tax assets and liabilities represent the future tax benefit or future tax expense associated with the differences between the fair value allocated to assets (excluding the majority of the goodwill balance) and liabilities and a tax basis increase to the fair value of the assets acquired in Australia and the historical carryover tax basis of assets and liabilities in all other jurisdictions. No deferred tax liability is recognized for the basis difference inherent in the fair value allocated to goodwill. Measurement period adjustments resulted in Deferred income tax assets decreasing by $114 and Deferred income tax liabilities decreasing by $95 from the preliminary valuation.
(5)Goodwill is attributable to the following reportable segments: $669 to Brucejack; $539 to Red Chris; $249 to Cadia; and $944 to Lihir. Measurement period adjustments resulted in an overall reduction to Goodwill of $343 from the preliminary valuation.
(6)Measurement period adjustments of $305 increased Other non-current assets from the preliminary valuation primarily due to the recognition of an intangible asset.
(7)The fair value of the Newcrest senior notes was measured using a market approach, based on quoted prices for the acquired debt.
(8)The fair value of reclamation and remediation liabilities is based on the expected amounts and timing of cash flows for closure activities and discounted to present value using a credit-adjusted risk-free rate as of the acquisition date. Key assumptions include the costs and timing of key closure activities based on the life of mine plans, including estimates and timing of monitoring and water management costs (if applicable) after the completion of initial closure activities. Measurement period adjustments of $352 increased Reclamation and remediation liabilities.
Sales and Net income (loss) attributable to Newmont stockholders in the Consolidated Statement of Operations includes Newcrest revenue of $944 and Newcrest net income of $136 from the acquisition date to December 31, 2023.

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
Divestitures
Based on a comprehensive review of the Company’s portfolio of assets, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested include the CC&V, Musselwhite, Porcupine, Éléonore, Telfer, and Akyem reportable segments, and the Coffee development project which is included within the non-operating segment Corporate and Other. The Telfer disposal group also includes the Havieron development project, which was 70% owned by the Company and accounted for under proportionate consolidation, and other related assets. As of December 31, 2023, the aggregate net book value of the non-core assets and the development project was $3,419.
In February 2024, based on progress made through the Company's active sales program and management’s expectation that the sale is probable and will be completed within 12 months, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale. Upon meeting the requirements to be presented as held for sale, the six non-core assets and the development project were recorded at the lower of the carrying value or fair value, less costs to sell, and are periodically valued until sale occurs.
In the September 2024, the Company entered into a definitive agreement to sell the assets of Telfer reportable segment, which closed in the fourth quarter of 2024. Refer below for further information on the sale. Additionally, in the fourth quarter of 2024 the Company entered into definitive agreements to sell the reportable segments of Akyem, Musselwhite, Éléonore, and CC&V, and in January 2025 the Company entered into a definitive agreement to sell the Porcupine reportable segment, all of which are expected to close in the first half of 2025 and remained designated as held for sale at December 31, 2024.
Telfer Sale. The Company completed the sale of the assets of the Telfer reportable segment, including its 70% interest in the Havieron development project and other related assets, to Greatland Gold plc ("Greatland") on December 4, 2024 (the "Telfer Sale"). Under the terms of the sale agreement, the Company received total consideration of $453, which includes (i) cash consideration of $217, net of working capital adjustments, (ii) equity consideration of $242 in the form of 2.7 billion Greatland shares to be accounted for as an equity method investment for which the Company elected the fair value option, (iii) an option of $67 in which a third party has the option to acquire 1.3 billion of the Company's Greatland shares at a set price exercisable for four years, accounted for as a financial liability for which the Company elected the fair value option ("Greatland option"), and (iv) the potential to receive contingent payments of up to $100 tied to future Havieron production and gold price over a five-year period. The contingent payments do not meet the definition of a derivative and are considered to be a financial asset, for which the Company recorded at fair value at completion of the sale, with a fair value of $61. The agreement is inclusive of transitional services support to be provided by the Company for a one year period following close.
As a result of the sale, a loss of $160 is recognized in Loss on assets held for sale for the year ended December 31, 2024. Certain working capital adjustments are to be finalized over a period of up to 180 days from completion of the sale. Any resulting revisions will be settled in cash, with an offsetting impact to recognized in Other income (loss), net. Adjustments are not expected to be material.
Assets and liabilities held for sale. The non-core assets and the development project classified as held for sale are recorded at the lower of the carrying value or fair value, less costs to sell. These assets are periodically valued until sale occurs with any resulting gain or loss recognized in Loss on assets held for sale.
As a result, for the year ended December 31, 2024 a loss of $859 was recognized within Loss on assets held for sale, of which $160 and $699 related to Telfer and the disposal groups remaining as held for sale as of December 31, 2024, respectively. The $699 loss on the disposal groups remaining as held for sale resulted in an aggregate net book value of $2,432 at December 31, 2024. A resulting tax impact of $255 was recognized for the year ended December 31, 2024, resulting in a total loss of $1,114 recognized for the year ended December 31, 2024, within Loss on assets held for sale.
The estimated fair values of net assets held for sale were determined using the market approach for the Akyem, Musselwhite, Éléonore, CC&V, and Porcupine reportable segments utilizing the respective definitive agreements. The estimated fair value of net assets held for sale for the Coffee development project were determined using the income approach which included the following significant inputs: (i) cash flow estimates, (ii) a short-term gold price of $2,700 per ounce, (iii) a long-term gold price of $1,900 per

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
ounce, (iv) current estimates of resources and exploration potential, and (v) a reporting unit specific discount rate of 9.75%. The estimated fair values are considered a non-recurring Level 2 or 3 fair value measurement and additional losses may be incurred as the Company continues to evaluate the definitive sales agreements, as the active sales program progresses, or as fair value estimates change.
The following table presents the carrying value of the major classes of assets and liabilities held for sale by disposal group as of December 31, 2024, prior to recognition of the write-down of $699 for the year ended December 31, 2024:

	CC&V (1)	Musselwhite (1)	Porcupine (1)	Éléonore (1)	Akyem (1)	Coffee Project (2)	Total
Assets held for sale:
Property, plant and mine development, net	$170	$1,063	$1,541	$785	$559	$321	$4,439
Other assets	408	39	93	70	258	1	869
Carrying value of assets held for sale	$578	$1,102	$1,634	$855	$817	$322	$5,308

Liabilities held for sale:
Reclamation and remediation liabilities	$334	$82	$563	$87	$427	$3	$1,496
Other liabilities	37	257	223	71	91	2	681
Carrying value of liabilities held for sale	$371	$339	$786	$158	$518	$5	$2,177
____________________________
(1)In the fourth quarter of 2024, the Company entered into binding agreements to sell the Akyem, Musselwhite, Éléonore, and CC&V reportable segments. Additionally, in January 2025 the Company entered into a definitive agreement to sell the Porcupine reportable segment. The sales are expected to close in the first half of 2025.
(2)The Coffee Project is included in the non-operating segment Corporate and Other in Note 4.
While the Company remains committed to a plan to sell these assets for a fair price, there is a possibility that the assets held for sale may exceed one year due to events or circumstances beyond the Company's control.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"), which is the Chief Executive Officer. The Company's reportable segments consist of each of its 16 mining operations that it manages and its 38.5% proportionate interest in Nevada Gold Mines ("NGM") which it does not directly manage. The reportable segments at December 31, 2024 include certain reportable segments that are designated as held for sale and exclude those which have been divested. Refer to Note 3 for further information.
In the following tables, Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest), or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The Company's business activities and operating segments that are not considered reportable, including all equity method investments, are reported in the non-operating segment Corporate and Other, which has been provided for reconciliation purposes.
The CODM uses Income (loss) before mining tax and other items to evaluate income generated from segment assets in deciding whether to reinvest profits into the mine operation or reallocate for other capital priorities under the Company's capital allocation strategy. Additionally, the CODM primarily uses this metric to assess performance of the segment, plan and forecast future business operations, and benchmark to competitors.
The financial information relating to the Company’s segments is as follows:

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Year Ended December 31, 2024
Brucejack	$610	$312	$172	$5	$13	$—	$108	$2,660	$70
Red Chris
Gold	96	47	14
Copper	229	172	52
Total Red Chris	325	219	66	7	13	(2)	22	2,580	150
Peñasquito:
Gold	713	225	103
Silver	792	360	159
Lead	195	116	52
Zinc	622	427	162
Total Peñasquito	2,322	1,128	476	20	13	43	642	4,879	129
Merian	660	401	84	4	21	(1)	151	943	81
Cerro Negro	566	312	123	5	19	13	94	1,787	186
Yanacocha	841	353	98	55	9	2	324	1,932	61
Boddington:
Gold	1,417	613	112
Copper	329	204	39
Total Boddington	1,746	817	151	13	4	(23)	784	2,420	129
Tanami	988	390	123	2	28	(19)	464	2,236	437
Cadia:
Gold	1,118	297	119
Copper	743	280	123
Total Cadia	1,861	577	242	5	19	(23)	1,041	6,208	537
Lihir	1,473	787	168	12	16	21	469	5,625	193
Ahafo	1,923	722	215	8	41	(38)	975	3,425	382
NGM	2,485	1,263	428	11	23	32	728	7,430	448
Held for Sale (3)
CC&V	347	200	13	11	7	19	97	561	26
Musselwhite	516	224	18	3	6	—	265	1,102	97
Porcupine	673	310	36	27	6	633	(339)	1,172	201
Éléonore	583	325	21	4	11	(2)	224	855	100
Akyem	495	338	57	14	5	(5)	86	817	24
Total Reportable Segments	18,414	8,678	2,491	206	254	650	6,135	46,632	3,251
Corporate and Other	—	—	68	109	195	967	(1,339)	9,717	22
Divested (4)
Telfer:
Gold	242	245	14
Copper	26	40	3
Total Telfer	268	285	17	13	14	158	(219)	—	51
Consolidated	$18,682	$8,963	$2,576	$328	$463	$1,775	$4,577	$56,349	$3,324
____________________________
(1)Other Segment Expenses (Income) for all reportable segments includes Impairment charges, Loss on assets held for sale, Other expense, net, and Other income (loss), net. Refer to Notes 7, 3, 8, and 9, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other.
(2)Primarily includes a decrease in accrued capital expenditures of $78. Consolidated capital expenditures on a cash basis were $3,402.
(3)Refer to Note 3 for further information on held for sale. The Coffee Project is included in the non-operating segment Corporate and Other.
(4)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 for further information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation (1)	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (3)
Year Ended December 31, 2023
CC&V	$332	$198	$23	$12	$13	$4	$82	$383	$64
Musselwhite	351	214	80	3	10	298	(254)	1,018	104
Porcupine	503	301	117	18	17	5	45	1,473	166
Éléonore	453	295	101	3	10	247	(203)	777	106
Brucejack (4)	72	69	22	—	7	—	(26)	4,006	22
Red Chris (4)
Gold	9	4	1
Copper	23	17	3
Total Red Chris	32	21	4	—	—	(1)	8	2,178	25
Peñasquito: (5)
Gold	257	158	67
Silver	335	300	134
Lead	96	98	45
Zinc	213	253	105
Total Peñasquito	901	809	351	18	11	1,523	(1,811)	4,738	113
Merian	625	385	82	3	23	10	122	927	84
Cerro Negro	510	328	137	4	10	16	15	1,646	162
Yanacocha	537	294	85	1,232	11	(15)	(1,070)	2,117	312
Boddington:
Gold	1,451	634	108
Copper	363	204	35
Total Boddington	1,814	838	143	12	6	4	811	2,376	164
Tanami	867	337	110	2	30	(19)	407	1,896	413
Cadia (4)
Gold	250	129	16
Copper	172	116	14
Total Cadia	422	245	30	—	2	(13)	158	6,351	75
Telfer (4)
Gold	135	126	6
Copper	17	22	1
Total Telfer	152	148	7	1	4	2	(10)	574	9
Lihir (4)	266	146	20	—	2	5	93	3,909	53
Ahafo	1,130	547	181	7	40	(14)	369	2,823	310
Akyem	574	275	122	12	19	(5)	151	1,069	40
NGM	2,271	1,249	452	11	29	98	432	7,401	472
Total Reportable Segments	11,812	6,699	2,067	1,338	244	2,145	(681)	45,662	2,694
Corporate and Other	—	—	41	195	221	893	(1,350)	9,844	51
Consolidated	$11,812	$6,699	$2,108	$1,533	$465	$3,038	$(2,031)	$55,506	$2,745
____________________________
(1)Segment presentation for the prior period has been recast due to the adoption of ASU 2023-07.
(2)Other Segment Expenses (Income) for all reportable segments includes Impairment charges, Other expense, net, and Other income (loss), net. Refer to Notes 7, 8, and 9, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative and Interest expense, net of capitalized interest which are primarily incurred at the non-operating segment Corporate and Other.
(3)Primarily includes an increase in accrued capital expenditures of $79. Consolidated capital expenditures on a cash basis were $2,666.
(4)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(5)In June 2023, the National Union of Mine and Metal Workers of the Mexican Republic (the "Union") notified the Company of a strike action. In response to the strike notice, the Company suspended operations at Peñasquito. The Company reached an agreement with the Union and operations at Peñasquito resumed in the fourth quarter of 2023.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation (1)	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (3)
Year Ended December 31, 2022
CC&V	$333	$241	$71	$17	$11	$520	$(527)	$286	$44
Musselwhite	305	195	79	2	8	(2)	23	1,294	54
Porcupine	504	281	104	98	14	336	(329)	1,401	152
Éléonore	391	266	115	2	5	(1)	4	1,010	60
Peñasquito: (4)
Gold	1,006	442	148
Silver	549	454	151
Lead	133	94	32
Zinc	501	316	96
Total Peñasquito	2,189	1,306	427	13	19	21	403	6,430	183
Merian	723	369	80	2	21	2	249	923	56
Cerro Negro	508	283	148	3	25	500	(451)	1,659	132
Yanacocha	451	313	95	639	22	(6)	(612)	2,225	439
Boddington:
Gold	1,447	652	118
Copper	316	181	34
Total Boddington	1,763	833	152	10	7	(18)	779	2,264	72
Tanami	878	328	101	1	28	(2)	422	1,585	343
Ahafo	1,023	566	167	4	26	(7)	267	2,619	268
Akyem	749	334	141	6	14	(3)	257	998	34
NGM	2,098	1,153	471	5	32	3	434	7,419	308
Total Reportable Segments	11,915	6,468	2,151	802	232	1,343	919	30,113	2,145
Corporate and Other	—	—	34	119	228	589	(970)	8,369	45
Consolidated	$11,915	$6,468	$2,185	$921	$460	$1,932	$(51)	$38,482	$2,190
____________________________
(1)Segment presentation for the prior period has been recast due to the adoption of ASU 2023-07.
(2)Other Segment Expenses (Income) for all reportable segments includes Impairment charges, Other expense, net, and Other income (loss), net. Refer to Notes 7, 8, and 9, respectively, for more information. Additionally, Other Segment Expenses (Income) includes General and administrative and Interest expense, net of capitalized interest which are primarily incurred at the non-operating segment Corporate and Other.
(3)Includes an increase in accrued capital expenditures of $59. Consolidated capital expenditures on a cash basis were $2,131.
(4)Costs applicable to sales includes amounts resulting from the profit-sharing agreement completed with the Peñasquito workforce during the second quarter of 2022. Under the agreement, the Company will pay its workforce an uncapped profit-sharing bonus each year, based on the agreed upon terms. Additionally, the terms of the agreement are retroactively applied to profit-sharing related to 2021 site performance, resulting in $70 recorded within Costs applicable to sales in the second quarter of 2022. The amounts related to the 2021 profit-sharing were paid in the third quarter of 2022.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Long-lived assets, which consist of Property, plant and mine development, net, non-current Stockpiles and ore on leach pads, and non-current right-of-use assets, included in Other non-current assets, were as follows:

	At December 31,
	2024	2023
Australia	$9,490	$9,373
Canada (1)	8,358	8,789
United States (1)	7,125	7,011
Papua New Guinea	4,514	3,140
Mexico	3,822	4,119
Ghana (1)	2,755	2,626
Peru	2,203	2,254
Argentina	1,582	1,508
Suriname	726	726
Other	27	32
	$40,602	$39,578
____________________________
(1)Canada, United States, and Ghana include $3,723, $434, and $565, respectively, of long-lived assets included in Assets held for sale. Refer to Note 3 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2024
Brucejack	$415	$195	$610
Red Chris:
Gold	—	96	96
Copper	—	229	229
Total Red Chris	—	325	325
Peñasquito:
Gold	—	713	713
Silver (1)	—	792	792
Lead	—	195	195
Zinc	—	622	622
Total Peñasquito	—	2,322	2,322
Merian	638	22	660
Cerro Negro	566	—	566
Yanacocha	833	8	841
Boddington:
Gold	353	1,064	1,417
Copper	—	329	329
Total Boddington	353	1,393	1,746
Tanami	988	—	988
Cadia:
Gold	126	992	1,118
Copper	—	743	743
Total Cadia	126	1,735	1,861
Lihir	1,473	—	1,473
Ahafo	1,923	—	1,923
NGM (2)	2,336	149	2,485
Held for sale (3)
CC&V	347	—	347
Musselwhite	516	—	516
Porcupine	673	—	673
Éléonore	583	—	583
Akyem	495	—	495
Divested (4)
Telfer:
Gold	47	195	242
Copper	—	26	26
Total Telfer	47	221	268
Consolidated	$12,312	$6,370	$18,682
____________________________
(1)Silver sales from concentrate includes $91 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,338.
(3)Refer to Note 3 for further information on held for sale.
(4)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 for further information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Year Ended December 31, 2023
CC&V	$332	$—	$332
Musselwhite	351	—	351
Porcupine	503	—	503
Éléonore	453	—	453
Brucejack (1)	48	24	72
Red Chris: (1)
Gold	—	9	9
Copper	—	23	23
Total Red Chris	—	32	32
Peñasquito:
Gold	36	221	257
Silver (2)	—	335	335
Lead	—	96	96
Zinc	—	213	213
Total Peñasquito	36	865	901
Merian	600	25	625
Cerro Negro	510	—	510
Yanacocha	526	11	537
Boddington:
Gold	359	1,092	1,451
Copper	—	363	363
Total Boddington	359	1,455	1,814
Tanami	867	—	867
Cadia: (1)
Gold	28	222	250
Copper	—	172	172
Total Cadia	28	394	422
Telfer: (1)
Gold	20	115	135
Copper	—	17	17
Total Telfer	20	132	152
Lihir (1)	266	—	266
Ahafo	1,130	—	1,130
Akyem	574	—	574
NGM (2)	2,178	93	2,271
Consolidated	$8,781	$3,031	$11,812
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)Silver sales from concentrate includes $42 related to non-cash amortization of the silver streaming agreement liability.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,174.

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
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,022.
Trade Receivables and Provisional Sales
At December 31, 2024 and December 31, 2023, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. The impact to Sales from revenue recognized due to the changes in pricing is an increase (decrease) of $125, $37, and $(34) for the years ended December 31, 2024, 2023, and 2022, respectively.
At December 31, 2024, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	265	$2,635
Copper (pounds, in millions)	85	$3.99
Silver (ounces, in millions)	6	$28.99
Lead (pounds, in millions)	52	$0.88
Zinc (pounds, in millions)	114	$1.34
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
Silver Streaming Agreement
The Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. The current and non-current portion are recorded to Other current liabilities and Silver streaming agreement, respectively. The Company’s policy is to amortize the liability into Sales each period using the units-of-production method. During the years ended December 31, 2024, 2023, and 2022, the Company amortized $91, $42, and $73, respectively, of the liability into revenue. At December 31, 2024 and 2023, the value of the liability included in the Consolidated Balance Sheet was $775 and $866, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Revenue by Geographic Area
Newmont primarily conducts metal sales in U.S. dollars, and therefore Sales are not exposed to fluctuations in foreign currencies. Revenues from sales attributed to countries based on the location of the customer were as follows:

	Year Ended December 31,
	2024	2023	2022
United Kingdom (1)	$10,966	$7,637	$7,537
South Korea	1,956	975	1,426
Japan	1,920	512	442
Philippines	709	451	340
Switzerland	638	600	721
Mexico	600	240	604
Australia	409	376	7
United States	2	48	24
Other	1,482	973	814
	$18,682	$11,812	$11,915
____________________________
(1)Includes $91, $42, and $73 related to non-cash amortization of the silver streaming agreement liability for the years ended December 31, 2024, 2023, and 2022, respectively.
Revenue by Major Customer
As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. The Company sells copper, silver, lead, and zinc predominantly in the form of concentrates. The concentrates are sold under a combination of short-term and long-term supply contracts with processing fees based on the demand for these concentrates in the global marketplace.
Customers with revenue in excess of 10% of total Sales consisted of the following customers in 2024: Standard Chartered $4,833 (26%), JPMorgan Chase $2,317 (12%), and Royal Bank of Canada $1,897 (10%); in 2023: JPMorgan Chase $2,583 (22%), Royal Bank of Canada $1,765 (15%), Standard Chartered $1,659 (14%), and Toronto Dominion Bank $1,630 (14%); in 2022: Standard Chartered $4,179 (35%) and JPMorgan Chase $1,503 (13%).
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
The Company’s Reclamation and remediation expense consisted of:

	Year Ended December 31,
	2024	2023	2022
Reclamation adjustments and other	$(108)	$1,207	$646
Reclamation accretion	365	238	173
Reclamation expense	257	1,445	819

Remediation adjustments and other	64	81	96
Remediation accretion	7	7	6
Remediation expense	71	88	102
Reclamation and remediation	$328	$1,533	$921
In 2024, reclamation adjustments were primarily due to a $136 decrease at portions of the Yanacocha site that are no longer in production and with no expected substantive economic value (i.e., non-operating) as a result of updated cost estimates. In 2023, reclamation adjustments were primarily due to increased water management costs at non-operating portions of the Yanacocha site, which resulted in an increase of $1,101. In 2022, reclamation adjustments were primarily due to higher estimated closure costs resulting from cost inflation and increased water management costs at portions of the Yanacocha and Porcupine site operations that are non-operating that resulted in increases of $529 and $91, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
In 2024, remediation adjustments were primarily due to the completion of haul road safety enhancements, continued clean up of contaminated materials, and closure of the three mine portals at the Ross Adams mine. In 2023 remediation adjustments were primarily due to higher water management costs and project execution delays at the Midnite mine and Dawn mill sites. In 2022, remediation adjustments are primarily due to higher waste disposal costs and project execution delays at the Midnite mine and Dawn mill sites.
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation	Remediation	Total
Balance at January 1, 2023	$6,731	$373	$7,104
Additions, changes in estimates and other	1,246	65	1,311
Additions from the Newcrest transaction	401	—	401
Payments, net	(231)	(44)	(275)
Accretion expense	238	7	245
Balance at December 31, 2023	8,385	401	8,786
Additions, changes in estimates and other	41	44	85
Acquisitions and divestitures (4)	71	—	71
Payments, net	(351)	(82)	(433)
Accretion expense	365	7	372
Reclassification to Liabilities held for sale	(1,496)	—	(1,496)
Balance at December 31, 2024	$7,015	$370	$7,385

	At December 31,
	2024			2023
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$928	$63	$991	$558	$61	$619
Non-current (2)	6,087	307	6,394	7,827	340	8,167
Total (3)	$7,015	$370	$7,385	$8,385	$401	$8,786
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities. Refer to Note 22.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities includes $4,546 and $4,804 related to Yanacocha at December 31, 2024 and 2023, respectively.
(4)During 2024, measurement period adjustments of $349 increased Reclamation and remediation liabilities from refinements to the preliminary valuation of the Newcrest sites. These adjustments were partially offset by $278 as a result of the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 51% greater or 5% lower than the amount accrued at December 31, 2024. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are included in Other current liabilities and Reclamation and remediation liabilities in the period estimates are revised.
Included in Assets held for sale at December 31, 2024 is $93 of restricted cash held for purposes of settling reclamation and remediation obligations at Akyem.
Included in Other non-current assets at December 31, 2024 and 2023 are $29 and $81 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2024 primarily relate to Ahafo and San Jose Reservoir at Yanacocha. The amounts at December 31, 2023 primarily relate to the Ahafo and Akyem mines in Ghana, Africa.
Included in Other non-current assets at December 31, 2024 and 2023 was $15 and $21, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2024 and 2023 primarily relate to the San Jose Reservoir at Yanacocha.
Refer to Note 25 for further discussion of reclamation and remediation matters.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7     IMPAIRMENT CHARGES

	Year Ended December 31,
	2024		2023			2022
	Long-lived and other assets (1)	Total	Long-lived and other assets (1)	Goodwill	Total	Long-lived and other assets (1)	Goodwill	Total
NGM (2)	$25	$25	$75	$11	$86	$1	$—	$1
Peñasquito	19	19	21	1,210	1,231	4	—	4
Cerro Negro	2	2	5	—	5	—	459	459
CC&V (3)	1	1	4	—	4	511	—	511
Musselwhite (3)	—	—	4	293	297	—	—	—
Éléonore (3)	—	—	—	246	246	—	—	—
Porcupine (3)	—	—	5	—	5	—	341	341
Other	31	31	17	—	17	4	—	4
Impairment charges	$78	$78	$131	$1,760	$1,891	$520	$800	$1,320
____________________________
(1)Primarily relates to non-cash write-downs of materials and supplies inventory and various assets that are no longer in use, except for certain impairment charges recognized for the year ended December 31, 2022 as described below.
(2)At December 31, 2024 and 2023, the Company recognized its proportionate share of the non-cash impairment charge on long-lived assets at NGM. The impairment charge resulted in a remaining balance of $2 and $22 within Property, plant and mine development, net at December 31, 2024 and 2023, respectively. The remaining balances were estimated based on observable market values for comparable assets for the individual assets that were determined to have residual market value.
(3)Sites are classified as held for sale as of December 31, 2024. Refer to Note 3 for further information.
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
Impairment of goodwill
The Company evaluates its goodwill for impairment annually at December 31 or when events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing. Based on the December 31, 2024 review, the Company concluded that Goodwill was not impaired at any of the reporting units.
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
NOTE 8     OTHER EXPENSE, NET

	Year Ended December 31,
	2024	2023	2022
Newcrest transaction and integration costs (1)	$72	$464	$—
Settlement costs (2)	44	7	22
Restructuring and severance (3)	38	24	4
COVID-19 specific costs (4)	—	1	38
Other	37	21	18
Other expense, net	$191	$517	$82
____________________________
(1)Related to the Newcrest transaction; refer to Note 3 for further information. For the year ended December 31, 2023, primarily comprised of a $316 stamp duty tax incurred in connection with the Newcrest transaction.
(2)Primarily relates to legal and other settlements, voluntary contributions, and other related costs. For the year ended December 31, 2024, primarily comprised of wind-down and demobilization costs related to the French Guiana project.
(3)Primarily represents severance and related costs associated with significant organizational and operating model changes implemented by the Company.
(4)Represents incremental direct costs incurred as a result of actions taken to protect against the impacts of the COVID-19 pandemic and to comply with local mandates. Beginning January 1, 2023, COVID-19 specific costs incurred in the ordinary course of business are recognized in Costs applicable to sales.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2024	2023	2022
Interest income	$152	$148	$78
Foreign currency exchange	101	(56)	(5)
Change in fair value of investments and options	62	(47)	(46)
Gain (loss) on asset and investment sales (1)	35	(197)	35
Gain on debt extinguishment (2)	32	—	—
Insurance proceeds (3)	12	37	14
Pension settlements (4)	(1)	(9)	(137)
Other	32	36	34
Other income (loss), net	$425	$(88)	$(27)
____________________________
(1)Primarily consists of the gain on sale of the Stream Credit Facility Agreement ("SCFA") of $49 partially offset by the loss of $29 related to the abandonment of the near-pit sizing and conveying system at Peñasquito for the year ended December 31, 2024; the loss of $235 related to the abandonment of the pyrite leach plant at Peñasquito for the year ended December 31, 2023; and the sale of the Company's 18.75% interest in Minera Agua Rica Alumbrera Limited ("MARA") for $61 for the year ended December 31, 2022.
(2)In 2024, the Company partially redeemed certain Senior Notes, resulting in a gain on extinguishment of $38, which is partially offset by the acceleration of $6 loss from Accumulated other comprehensive income (loss) related to the previously terminated interest rate cash flow hedges. Refer to Note 20 for additional information.
(3)For the year ended December 31, 2024, primarily consists of insurance proceeds received of $12 related to a conveyor failure at Ahafo. For the year ended December 31, 2023, primarily consists of insurance proceeds received of $45 and $11 related to Tanami due to significant rainfall and flooding in early 2023 and a conveyor failure at Ahafo, respectively. Of these amounts, $31 and $6, respectively, were recognized in Other income (loss), net, and primarily relate to business interruption coverage. The remaining amounts were recognized within Costs applicable to sales.
(4)Primarily represents pension settlement charges due to the pension annuitization in 2022 and lump sum payments to participants. For additional information regarding pension and other post-employment benefits, refer to Note 11.
NOTE 10     INCOME AND MINING TAXES
The Company’s Income and mining tax benefit (expense) consisted of:

	Year Ended December 31,
	2024	2023	2022
Current:
United States	$(93)	$(20)	$(47)
Foreign	(1,224)	(610)	(686)
	(1,317)	(630)	(733)
Deferred:
United States	(157)	62	236
Foreign	77	42	42
	(80)	104	278
Income and mining tax benefit (expense)	$(1,397)	$(526)	$(455)
The Company’s Income (loss) before income and mining tax and other items consisted of:

	Year Ended December 31,
	2024	2023	2022
United States	$536	$111	$(566)
Foreign	4,041	(2,142)	515
Income (loss) before income and mining tax and other items	$4,577	$(2,031)	$(51)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year Ended December 31,
	2024		2023		2022
Income (loss) before income and mining tax and other items		$4,577		$(2,031)		$(51)

U.S. Federal statutory tax rate	21%	(961)	21%	427	21%	11
Reconciling items:
Percentage depletion	(1)	63	4	72	90	46
Change in valuation allowance on deferred tax assets	(8)	302	(18)	(358)	(569)	(290)
Rate differential for foreign earnings indefinitely reinvested	9	(398)	7	148	(151)	(77)
Mining and other taxes (net of associated federal benefit)	5	(237)	(4)	(87)	(231)	(118)
Uncertain tax positions (1)	(1)	63	1	28	261	133
Akyem recognition of DTL for assets held for sale	1	(49)	—	—	—	—
Goodwill write-downs	—	—	(25)	(498)	(482)	(246)
Expiration of U.S. capital losses and foreign tax credits	1	(47)	(10)	(195)	(61)	(31)
Transactions	—	—	—	(1)	100	51
Other (2)	4	(133)	(2)	(62)	130	66
Income and mining tax benefit (expense)	31%	$(1,397)	(26)%	$(526)	(892)%	$(455)
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
Mining taxes in Nevada, Mexico, Canada, Peru, and Australia represent state and provincial taxes levied on mining operations and are classified as income taxes as such taxes are based on a percentage of mining profits.
In the U.S., capital losses may be carried forward five years to offset capital gains. Capital loss carryforwards of $222, $—, and $—, expired in 2024, 2023 and 2022, respectively. The Company carries a full valuation allowance on U.S. capital losses.
In 2024, 2023, and 2022, the U.S. had foreign tax credits of $—, $193, and $31, respectively, expire.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2024	2023
Deferred income tax assets:
Property, plant and mine development	$887	$746
Inventory	132	320
Reclamation and remediation	2,077	2,362
Net operating losses, capital losses and tax credits	2,297	2,655
Employee-related benefits	24	97
Derivative instruments and unrealized loss on investments	79	69
Foreign exchange and financing obligations	58	86
Silver streaming agreement	253	332
Other	555	643
	6,362	7,310
Valuation allowances	(4,363)	(4,652)
	$1,999	$2,658
Deferred income tax liabilities:
Property, plant and mine development	$(3,749)	$(4,425)
Inventory	(132)	(160)
Investment in partnerships and subsidiaries	(582)	(579)
Other	(232)	(213)
	(4,695)	(5,377)
Net deferred income tax assets (liabilities)	$(2,696)	$(2,719)
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
During 2024, the Company recorded a decrease to the valuation allowance of $302 and a corresponding tax benefit, primarily driven by decreases in the net deferred tax asset in Argentina, the valuation allowance on Canada's tax credits and property, plant and mine development, and the release associated with the expiration of capital loss carryforwards. There were additional valuation allowance established as a result of purchase accounting for the Newcrest transaction of $168.
Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.
Tax Loss Carryforwards, Foreign Tax Credits, and Canadian Tax Credits
At December 31, 2024 and 2023, the Company had (i) $2,005 and $3,678 of net operating loss carry forwards, respectively; and (ii) $414 and $513 of tax credit carry forwards, respectively. At December 31, 2024 and 2023, $760 and $989, respectively, of net operating loss carry forwards are attributable to the U.S., Australia, and France for which current tax law provides no expiration period. The net operating loss carry forward in Canada of $772 will expire by 2043. The net operating loss carryforward in Mexico of $173 will expire by 2033. The net operating loss carry forward in other countries is $300.
Tax credit carry forwards for 2024 and 2023 of $414 and $284, respectively, consist of foreign tax credits available in the United States; substantially all such credits not utilized will expire at the end of 2029, and of solar tax credit for 2024 and 2023 of $27 and $19, respectively, which will expire by 2046. Canadian tax credits for 2024 and 2023 of $77 and $210, respectively, consist of investment tax credits and minimum mining tax credits. Canadian investment tax credits for 2024 consisted of $72 which will substantially expire by 2043, and mining tax credits of $5 which will expire by 2042.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Company’s Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

	2024	2023	2022
Total amount of gross unrecognized tax benefits at beginning of year	$144	$190	$245
Additions (reductions) for tax positions of prior years	(8)	13	(1)
Additions for tax positions of current year	—	2	—
Reductions due to settlements with taxing authorities	(2)	(18)	(53)
Reductions due to lapse of statute of limitations	(23)	(43)	(1)
Total amount of gross unrecognized tax benefits at end of year	$111	$144	$190
At December 31, 2024, 2023, and 2022, $125, $190, and $219, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.
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
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and the Company is currently awaiting the judgment, which is expected during the second quarter of 2025.
In the third quarter of 2022, the Administración Federal de Ingresos Públicos ("AFIP") in Argentina notified the Company that it completed the 2016 transfer pricing review. The AFIP has questioned the Company’s treatment of intercompany loans and believes they should be akin to capital contributions. In the fourth quarter of 2024, while the Company still believes in the merits of the position, it has opted into Argentina's newly implemented Tax Amnesty Program and made a settlement payment of $8 in 2024 with the remaining $26 to be paid in early 2025. The Tax Amnesty Program reduces the tax penalties and alleviates potential criminal charges.
The Company and/or subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state and local, and non-U.S. income tax examinations by tax authorities for years before 2016. As a result of (i) statute of limitations that will begin to expire within the next 12 months in various jurisdictions, and (ii) possible settlements of audit-related issues with taxing authorities in various jurisdictions, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $10 and $30 in the next 12 months.
The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of Income and mining tax benefit (expense). At December 31, 2024 and 2023, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $47 and $78, respectively. During 2024, 2023, and 2022 the Company released $31, increased $1, and released $61 of interest and penalties, respectively, through the Consolidated Statements of Operations.
Other
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11 EMPLOYEE-RELATED BENEFITS

	At December 31,
	2024	2023
Current:
Accrued payroll and withholding taxes	$461	$477
Workers’ participation and other bonuses	108	10
Accrued severance	19	13
Other post-retirement benefit plans	11	11
Employee pension benefits	5	6
Other employee-related payables	26	34
	$630	$551
Non-current:
Accrued severance	$386	$439
Other post-retirement benefit plans	55	66
Employee pension benefits	29	35
Other employee-related payables	85	115
	$555	$655
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
The following tables provide a reconciliation of changes in the plans’ benefit obligations and assets’ fair values for 2024 and 2023:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$325	$311	$71	$66
Service cost	14	12	1	1
Interest cost	17	17	4	4
Actuarial loss (gain)	(14)	17	(10)	4
Foreign currency exchange (gain) loss	(6)	3	(2)	—
Benefits paid	(20)	(7)	(4)	(4)
Amendments	—	2	—	—
Settlement payments	(3)	(30)	—	—
Projected benefit obligation at end of year	$313	$325	$60	$71
Accumulated benefit obligation	$294	$306	$60	$71
Change in fair value of assets:
Fair value of assets at beginning of year	$322	$311	$—	$—
Actual return (loss) on plan assets	11	32	—	—
Foreign currency exchange gain (loss)	(4)	2	—	—
Employer contributions	7	14	4	4
Benefits paid	(20)	(7)	(4)	(4)
Settlement payments	(3)	(30)	—	—
Fair value of assets at end of year	$313	$322	$—	$—
(Unfunded) funded status, net:	$—	$(3)	$(60)	$(71)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets (1)	$37	$38	$—	$—
Employee-related benefits, current	(5)	(6)	(5)	(6)
Employee-related benefits, non-current (1)	(32)	(35)	(55)	(65)
Net amounts recognized	$—	$(3)	$(60)	$(71)
____________________________
(1)Includes $4 of non-current assets and $3 of non-current liabilities related to the pension plan at Porcupine that were reclassified to Assets held for sale and Liabilities held for sale as of December 31, 2024.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company’s qualified pension plan is funded with cash contributions in compliance with Internal Revenue Service rules and regulations. The Company’s non-qualified and other benefit plans are currently not funded, but exist as general corporate obligations. The information contained in the above tables presents the combined funded status of qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will consider market conditions and the funded status of its qualified pension plans in determining whether additional contributions are appropriate in calendar year 2025.
As of December 31, 2024 and 2023, all pension benefit plans had accumulated benefit obligations and projected benefit obligations in excess of the fair value of assets with the exception of one defined benefit pension plan in the U.S. and one defined benefit pension plan in Canada. The fair value of the plan assets associated with these pension benefit plans was in excess of the related accumulated benefit obligations and projected benefit obligations. The following table provides information for the Company's defined benefit pensions plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets at December 31:

	Pension Benefits (1)
	2024	2023
Projected benefit obligation	$39	$42
Accumulated benefit obligation	$32	$35
Fair value of plan assets	$2	$1
____________________________
(1)Information for other benefit plans with an accumulated benefit obligations in excess of plan assets has not been included as all of the other benefit plans are unfunded.
The significant assumptions used in measuring the Company’s benefit obligation were mortality assumptions and discount rate.
The mortality assumptions used to measure the pension and other post retirement obligation incorporate future mortality improvements from tables published by the Society of Actuaries ("SOA"). In 2024 and 2023, the SOA announced they would not release a new generational projection scale for the related years and instead updated the Mortality Improvement Model ("MIM") tool with the ability to optionally input mortality loads to model differing viewpoints of the ongoing effect of COVID. The Company utilized the Pri-2012 mortality tables and the MP-2021 generational projection scales, with no adjustment for COVID due to the Company not experiencing material mortality gain due to COVID, to measure the pension and other post retirement obligations as of December 31, 2024 and 2023.
Yield curves matching the Company’s benefit obligations were derived using a model based on high quality corporate bond data from Bloomberg. The model develops a discount rate by selecting a portfolio of high quality corporate bonds whose projected cash flows match the projected benefit payments of the plan. The resulting curves were used to identify a weighted average discount rate for the Company of 5.77% and 5.33% at December 31, 2024 and 2023, respectively, based on the timing of future benefit payments.
Actuarial (gain) loss of $(24) and $21 was recognized in the years ended December 31, 2024 and 2023, respectively, primarily due to a change in discount rate from the prior year.
Settlement accounting is required when annual lump sum payments exceed the annual interest and service costs for a plan and results in a remeasurement of the related pension benefit obligation and plan assets and the recognition of settlement charges in Other income (loss), net due to the acceleration of a portion of unrecognized actuarial losses. Lump sum payments are primarily made from the plan assets. Settlement accounting was triggered for the periods ended December 31, 2024, 2023 and 2022 resulting in pension settlement charges of $1, $9 and $137, respectively.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the net pension and other benefits amounts recognized in Accumulated other comprehensive income (loss):

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2024	2023	2024	2023
Accumulated other comprehensive income (loss):
Net actuarial gain (loss)	$(71)	$(76)	$33	$24
Prior service credit	2	4	—	1
	(69)	(72)	33	25
Less: Income taxes	15	16	(7)	(5)
Total	$(54)	$(56)	$26	$20
The following table provides components of the total benefit cost (income), inclusive of the net periodic pension and other benefits costs (credits):

	Pension Benefit Costs (Credits)			Other Benefit Costs (Credits)
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Pension benefit cost (income), net: (1)
Service cost	$14	$12	$15	$1	$1	$1
Interest cost	17	17	19	4	4	3
Expected return on plan assets	(24)	(23)	(35)	—	—	—
Amortization, net	1	(7)	2	(2)	(2)	(3)
Net periodic benefit cost (income)	8	(1)	1	3	3	1
Settlement cost	1	9	137	—	—	—
Total benefit cost (income)	$9	$8	$138	$3	$3	$1
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income (loss), net.
The following table provides the components recognized in Other comprehensive income (loss):

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Net loss (gain)	$(1)	$8	$(20)	$(10)	$3	$(20)
Amortization, net	(1)	7	(2)	2	2	3
Prior service cost	—	2	—	—	—	—
Settlements	(1)	(9)	(137)	—	—	—
Total recognized in other comprehensive income (loss)	$(3)	$8	$(159)	$(8)	$5	$(17)
Total benefit cost (credit) and other comprehensive income (loss)	$6	$16	$(21)	$(5)	$8	$(16)
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The significant assumptions used in measuring the Company’s Total benefit cost (income) and Other comprehensive income (loss) were discount rate and expected return on plan assets:

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Weighted average assumptions used in measuring the net periodic benefit cost:
Discount rate (1)	5.33%	5.63%	4.09%	6.09%	6.10%	3.03%
Expected return on plan assets	7.09%	6.38%	6.75%	N/A	N/A	N/A
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
The expected long-term return on plan assets used for each period in the three years ended December 31, 2024 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. At December 31, 2024, Newmont has estimated the expected long-term return on the qualified pension plan's assets to be 7.20% which will be used in determining future net periodic benefit cost. The Company determines the long-term return on plan assets by considering the most recent capital market forecasts, the plans’ current asset allocation and the actual return on plan assets in comparison to the expected return on assets. The average actual return on the qualified pension plan's assets during the 36 years ended December 31, 2024 approximated 7.52%.
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
The assumed health care trend rate used to measure the expected cost of benefits is 6.50% in 2025 and decreases gradually each year to 5.00% in 2031, which is used thereafter.
The qualified pension plan employs an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds are monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks associated to asset classes. The following is a summary of the target asset allocations for 2024 and the actual asset allocation at December 31, 2024:

Asset Allocation	Target	Actual at December 31, 2024
Fixed income investments	45%	44%
World equity fund (U.S. and International equity investments)	20%	20%
International equity investments	12%	12%
U.S. equity investments	11%	11%
Real estate	8%	9%
High yield fixed income investments	4%	4%
Cash equivalents	—%	—%
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table sets forth the Company’s pension plan assets measured at fair value:

	Fair Value at December 31,
	2024	2023
Commingled Funds:
Fixed income investments	$143	$152
World equity fund (U.S. and International equity investments)	54	54
International equity investments	45	45
U.S. equity investments	34	34
Real estate	25	25
High yield fixed income investments	11	11
	312	321
Cash equivalents	1	1
Total	$313	$322
Cash Flows
Benefit payments expected to be paid to plan participants are as follows:

	Pension Plan	Other Benefits Plan
2025	$21	$6
2026	$21	$6
2027	$21	$5
2028	$24	$5
2029	$24	$5
Thereafter	$131	$26
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
NOTE 12 STOCK-BASED COMPENSATION
The Company has stock incentive plans for directors, executives and eligible employees. Stock incentive awards include RSUs and PSUs. The Company issues new shares of common stock to satisfy vesting under all of its stock incentive awards. Prior to 2012, the Company also granted options to purchase shares of stock with exercise prices not less than fair market value of the underlying stock at the date of grant. At December 31, 2024, 18,993,357 shares were authorized for future stock incentive plan awards.
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
Performance Stock Units
In 2023 and 2024, the Company amended the PSU plan for eligible executives to incorporate awards that vest based on certain performance-related conditions in addition to the historically granted awards that vest based on certain market-related conditions.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
For market-related conditions, the awards vest after the three-year requisite service period based on the Company's total stockholder return compared to the return of a peer group. The grant date fair value of the awards are amortized on a straight-line basis over the required performance period.
The grant date fair value of the market-related conditions for each PSU granted in 2024, 2023 or 2022 was determined using a Monte Carlo valuation model, which requires the input of the following subjective assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.40%	4.45%	1.61%
Volatility range	17.50% - 76.70%	34.24% - 81.36%	31.78% - 81.77%
Weighted-average volatility	47.71%	55.24%	54.89%
Expected term (years)	3	3	3
Weighted-average fair market value	$33.91	$50.39	$77.00
The risk-free interest rates are based on a U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of the Company's stock as well as the stock of the peer group for the three-year performance period.
For performance-related conditions, the awards vest based on the achievement of certain performance metrics which include (i) representation of women on executive team, (ii) Scope 1 and 2 emission reductions related to key milestone projects, and (iii) return on capital employed. The grant date fair value of the awards are amortized over the three-year requisite service period, based on the probability of the performance conditions being met.
The grant date fair value of the performance-related conditions for each PSU granted in 2024 was determined using the Company's stock price on the grant. The weighted-average fair market value for 2024 was $30.01.
Stock-Based Compensation Activity
A summary of the status and activity of non-vested RSUs and PSUs for the year ended December 31, 2024 is as follows:

	RSU		PSU
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	2,102,567	$48.95	1,193,535	$60.60
Granted	2,509,780	$31.20	878,974	$28.00
Vested	(1,011,308)	$50.60	(173,982)	$65.41
Forfeited	(322,569)	$35.91	(256,814)	$48.22
Non-vested at end of year	3,278,470	$36.13	1,641,713	$44.58
The total intrinsic value and fair value of RSUs that vested in 2024, 2023, and 2022 was $37, $36, and $62, respectively. The total intrinsic value and fair value of PSUs that vested in 2024, 2023, and 2022 was $6, $35, and $47, respectively.
Cash flows resulting from excess tax benefits are classified as part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for vested RSUs, settled PSUs, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company recorded $3 and $1 in tax deficiencies for the years ended December 31, 2024 and 2023, respectively, and $5 in excess tax benefits for the year ended December 31, 2022.
At December 31, 2024, there was $62 and $38 of unrecognized compensation costs related to the unvested RSUs and PSUs, respectively. This cost is expected to be recognized over a weighted average period of approximately two years.
The Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022
Restricted stock units	$63	$52	$49
Performance leveraged stock units	20	24	24
Other (1)	6	4	3
Total stock-based compensation	$89	$80	$76
____________________________
(1)Other includes the Company's proportionate share of NGM stock compensation.

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

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,619	$3,619	$—	$—
Restricted cash	31	31	—	—
Trade receivables from provisional concentrate sales, net	993	—	993	—
Assets held for sale (Note 3) (2)	1,840	—	1,168	672
Equity method investments	212	212	—	—
Marketable and other equity securities (Note 15)	305	305	—	—
Restricted marketable debt securities (Note 15)	15	15	—	—
Derivative assets (Note 14)	142	—	—	142
Other assets (3)	61	—	—	61
	$7,218	$4,182	$2,161	$875
Liabilities:
Debt (4)	$8,400	$—	$8,400	$—
Derivative liabilities (Note 14)	143	—	137	6
Other liabilities (5)	51	—	51	—
	$8,594	$—	$8,588	$6

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,002	$3,002	$—	$—
Restricted cash	98	98	—	—
Trade receivables from provisional concentrate sales, net	734	—	734	—
Marketable and other equity securities (Note 15)	252	243	9	—
Restricted marketable debt securities (Note 15)	21	21	—	—
Derivative assets (Note 14)	642	—	7	635
	$4,749	$3,364	$750	$635
Liabilities:
Debt (4)	$8,975	$—	$8,975	$—
Derivative liabilities (Note 14)	8	—	3	5
	$8,983	$—	$8,978	$5
____________________________
(1)Cash and cash equivalents at December 31, 2024 and 2023 include term deposits that have an original maturity of three months or less.
(2)Assets held for sale at December 31, 2024 includes assets held for sale that were written down to their fair value, excluding costs to sell, of $1,840 at December 31, 2024. The aggregate fair value, excluding costs to sell, of net assets held for sale subject to fair value remeasurement was $679 at December 31, 2024.
(3)Consists of the contingent payments received through the Telfer Sale that do not meet the definition of a derivative and are considered to be a financial asset, for which the Company recorded at fair value at completion of the sale on December 4, 2024.
(4)Debt is carried at amortized cost. The outstanding carrying value was $8,476 and $8,874 at December 31, 2024 and December 31, 2023, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
(5)Consists of the Greatland Option acquired through the Telfer Sale in the fourth quarter of 2024, refer to Notes 3 and 22 for further information.
The Company’s cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets and are primarily money market securities and U.S. Treasury securities.
The Company’s net trade receivables from provisional metal concentrate sales, which contain an embedded derivative and are subject to final pricing, are valued using quoted market prices based on forward curves for the particular metal. As the contracts themselves are not traded on an exchange, these receivables are classified within Level 2 of the fair value hierarchy.
The Company's assets held for sale consist of the six non-core assets and a development project that met the accounting requirements to be presented as held for sale in the first quarter of 2024. The assets are classified as non-recurring within Level 2 and 3 of the fair value hierarchy. Assets held for sale classified as Level 3 in the fair value hierarchy include those with a definitive sales agreement containing Level 3 components, and those without a definitive sales agreement. All other assets held for sale are classified as Level 2 in the fair value hierarchy. Refer to Note 3 for further information.
The Company's equity method investments consist of the Greatland equity method investment, which was acquired through the Telfer Sale in the fourth quarter of 2024. The Greatland equity method investment is accounted for under the fair value option and is classified as Level 1 within the fair value hierarchy and is valued using published market prices of actively traded securities. Refer to Notes 3 and 15 for further information.
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
The Company’s derivative instruments consist of the Stream Credit Facility Agreement ("SCFA"), the Cadia Power Purchase Agreement ("Cadia PPA"), foreign currency fixed forward contracts, and contingent considerations accounted for as derivatives.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The SCFA and the Cadia PPA were acquired as part of the Newcrest transaction and were not designated for hedge accounting under ASC 815 at December 31, 2023. At January 1, 2024, the Company designated the Cadia PPA for hedge accounting. Additionally, in the second quarter of 2024, the Company sold the SCFA.
The Cadia PPA is accounted for at fair value using probability weighted discounted cash flow models and is classified within Level 3 of the fair value hierarchy. The valuation model requires a variety of inputs including life of mine production profiles, forward power prices, forecasted power generation volume, discount rates, and inflation assumptions. The SCFA was accounted for at fair value using probability weighted discounted cash flow models and is classified within Level 3 of the fair value hierarchy at December 31, 2023. The valuation model required a variety of inputs including long-term metal prices, life of mine production profiles, and discount rates. Refer to Note 14 for further information.
The foreign currency fixed forward contracts are valued using pricing models based on forward curves. The Company’s foreign currency fixed forward derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy. Refer to Note 14 for further information.
The contingent consideration assets and liabilities, accounted for as derivatives, are classified within Level 3 of the fair value hierarchy. Changes in the discount rate will result in an inverse impact to the estimated fair value of the contingent consideration assets and liabilities. Refer to Note 14 for further information.
The Company's other assets recognized at fair value consist of the contingent payments acquired through the Telfer Sale in the fourth quarter of 2024. The contingent payments were accounted for at fair value at completion of the sale and are classified as non-recurring within Level 3 of the fair value hierarchy. Valuation models require a variety of inputs, including long-term metal prices, life of mine production profiles, and discount rates. Refer to Note 3 for further information.
The Company's other liabilities recognized at fair value consist of the Greatland Option, which was acquired through the Telfer Sale in the fourth quarter of 2024. The Greatland Option is accounted for under the fair value option and is classified as Level 2 within the fair value hierarchy and is valued using pricing models which are based on published market inputs for similar, actively traded securities. Refer to Notes 3 and 15 for further information.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2024 and December 31, 2023:

Description	At December 31, 2024	Valuation technique	Significant input	Range, point estimate or average	Weighted Average Discount Rate
Assets held for sale	$672	Income approach	Various (1)	Various (1)	Various (1)
Derivative assets:
Hedging instruments (2)(3)	$94	Income approach	Forward power prices	A$43.00- A$321.00	6.75%
Contingent consideration assets	$47	Income approach	Discount rate	6.37% - 16.38%	10.67%
Other assets	$61	Income approach	Discount rate	6.60%	6.60%
Derivative liabilities	$5	Income approach	Discount rate	5.22% - 5.95%	5.66%
____________________________
(1)For assets held for sale for which a binding agreement was reached, the terms of the respective agreements were utilized to estimate the fair value and are considered to be a non-recurring fair value measurement under the income approach. For all other assets held for sale, refer to Note 3 for information on the assumptions and inputs specific to the non-recurring fair value measurement performed.
(2)The SCFA and the Cadia PPA, acquired as part of the Newcrest transaction, were not designated in a hedging relationship at December 31, 2023. At January 1, 2024, the Company designated the Cadia PPA for hedge accounting, and as a result is included within Hedging instruments at December 31, 2024. Additionally, in the second quarter of 2024, the Company sold the SCFA. Refer to Note 14 for further information.
(3)Hedging instruments consists of the net position of the Cadia PPA which is comprised of $1 is in a liability position and the non-current portion of $95 is in an asset position. The current liability portion is included in Derivative liabilities within the fair value hierarchy table and the non-current asset portion is included in Derivative assets within the fair value hierarchy table.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Description	At December 31, 2023	Valuation technique	Significant input	Range, point estimate or average	Weighted Average Discount Rate
Derivative assets
Derivative assets not designated for hedging	$424	Income approach	Discount rate	6.28% - 10.50%	9.03%
Contingent consideration assets	$211	Income approach	Discount rate	8.04% - 26.43%	11.18%
Derivative liabilities	$5	Income approach	Discount rate	4.91% - 6.15%	5.65%
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets (1)	Total Assets	Derivative Liabilities (2)	Total Liabilities
Fair value at December 31, 2022	$188	$188	$3	$3
Acquisitions	424	424	—	—
Revaluation gain (loss)	23	23	2	2
Fair value at December 31, 2023	635	635	5	5
Settlements	(76)	(76)	—	—
Revaluation gain (loss)	(40)	(40)	1	1
Sales (3)	(377)	(377)	—	—
Fair value at December 31, 2024	$142	$142	$6	$6
____________________________
(1)In 2024, the gain (loss) recognized on revaluation of derivative assets of $2, $(53), and $11 are included in Other income (loss), net, Other comprehensive income (loss), and Net income (loss) from discontinued operations, respectively. In 2023, the gain recognized on revaluation on derivative assets of $1 and $22 are included in Other income (loss), net and Net income (loss) from discontinued operations, respectively.
(2)In 2024, the loss recognized on revaluation of derivative liabilities of $1 is included in Other comprehensive income (loss). In 2023, the loss recognized on revaluation of derivative liabilities of $2 is included in Other income (loss), net.
(3)In the second quarter of 2024, the Company sold the SCFA resulting in a decrease of $281. In the third quarter of 2024, the Company sold the Batu and Elang Contingent consideration assets resulting in a decrease of $96. Refer to Note 14 for further information.
NOTE 14 DERIVATIVE INSTRUMENTS

	At December 31,
	2024	2023
Current derivative assets:
Derivative assets, not designated for hedging (1)	$—	$115
Contingent consideration assets (2)	—	76
Hedging instruments	—	7
	$—	$198
Non-current derivative assets:
Derivative assets, not designated for hedging (1)	$—	$309
Contingent consideration assets (2)	47	135
Hedging instruments (1)	95	—
	$142	$444
Current derivative liabilities: (3)
Contingent consideration liabilities	$2	$3
Hedging instruments (1)	136	—
	$138	$3
Non-current derivative liabilities: (4)
Contingent consideration liabilities	$5	$5
____________________________
(1)The SCFA and the Cadia PPA, acquired as part of the Newcrest transaction, were not designated in a hedging relationship at December 31, 2023. At January 1, 2024, the Company designated the Cadia PPA for hedge accounting, and as a result is included within Hedging instruments at December 31, 2024. Additionally, in the second quarter of 2024, the Company sold the SCFA. See below for further information.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Derivative Assets, Not Designated for Hedging
Stream Credit Facility Agreement ("SCFA")
The SCFA was a non-revolving credit facility in relation to the Fruta del Norte mine, which is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold") in which the Company holds a 32.0% equity interest (refer to Note 15 for further information). The SCFA was a financial instrument that met the definition of a derivative and was accounted for at fair value using a probability weighted discounted cash flow model, but was not designated for hedge accounting under ASC 815. The fair value of the SCFA was $276 at December 31, 2023, of which $113 was recognized in current Derivative assets and $163 was recognized in non-current Derivative assets in the Company's Consolidated Balance Sheets.
In the second quarter of 2024, the Company completed the sale of the SCFA and Offtake agreement in which Lundin Gold repurchased the SCFA and settled the rights under the Offtake agreement for cash consideration of $330, of which $180 and $150 were received in June 2024 and September 2024, respectively. Refer to Note 15 for further information on the Offtake agreement. The sale resulted in a gain of $49 recognized in Other income (loss), net.
Hedging Instruments
Hedging instruments consisted of the foreign currency cash flow hedges and the Cadia PPA at December 31, 2024.
To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal.
Foreign currency cash flow hedges
In June 2024, the Company initiated hedge programs utilizing foreign currency fixed forward contracts to mitigate variability in the USD functional cash flows, to be incurred between October 2024 and December 2025, related to (i) the AUD-denominated capital expenditures incurred during the construction and development phase of the Tanami Expansion 2, Cadia Panel Caves, and the Cadia Tailings Project; (ii) the AUD-denominated operating expenditures at the Boddington, Tanami, and Cadia operating mines located in Australia; and (iii) the CAD-denominated operating expenditures at the Brucejack and Red Chris operating mines located in Canada. The capital expenditures hedged for the Tanami Expansion 2 project under these fixed forward contracts will be for spend not covered by the hedges entered into in October 2022, as described below. The fixed forward contracts were transacted for risk management purposes and designated as foreign currency cash flow hedges. At December 31, 2024, the Company entered into A$1,126, A$2,232, and C$602 relating to the AUD-denominated capital expenditure program, the AUD-denominated operating expenditure program, and the CAD-denominated operating expenditure program respectively. Subsequent to December 31, 2024 and prior to filing, the Company entered into an additional A$80, A$354, and C$82 relating to the programs, respectively.
In May 2023, the Company entered into C$348 of CAD-denominated and A$648 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the CAD-denominated and AUD-denominated operating expenditures incurred between June and December 2023 included in the Company's operating mines located in Canada and Australia, respectively. The fixed forward contracts were transacted for risk management purposes and designated as foreign currency cash flow hedges. As of December 31, 2023, the hedge programs were matured and no related amounts remain in Accumulated other comprehensive income (loss).
In October 2022, the Company entered into A$574 of AUD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures expected to be incurred in 2023 and 2024 during the construction and development phase of the Tanami Expansion 2 project included in the Company's Tanami segment. The fixed forward contracts were transacted for risk management purposes. The Company has designated the fixed forward contracts as foreign currency cash flow hedges against the forecasted AUD-denominated Tanami Expansion 2 capital expenditures. As of December 31, 2024, the hedge program matured and a gain of $7 remains in Accumulated other comprehensive income (loss).
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to income during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts will be reclassified to earnings immediately. For the foreign currency cash flow hedges related to capital expenditures, amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Depreciation and amortization after the project reaches commercial production. For the foreign currency cash flow hedges related to operating expenditures, amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Costs applicable to sales in the month that the operating expenditures are incurred.
Cadia Power Purchase Agreement ("Cadia PPA")
The Cadia PPA is a 15-year renewable power purchase agreement acquired by the Company through the Newcrest transaction. The Cadia PPA will provide the Company with access to large scale generation certificates which the Company intends to

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
surrender to achieve a reduction in its greenhouse gas emissions. The Cadia PPA is a financial instrument that meets the definition of a derivative under ASC 815 and is accounted for at fair value using a probability weighted discounted cash flow model. At January 1, 2024, the Company designated the Cadia PPA in a cash flow hedging relationship to mitigate the variability in cash flows related to approximately 40 percent of forecasted purchases of power at the Cadia mine for a 15 year period from the Cadia PPA's commercial operations date in the third quarter of 2024.
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
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At December 31,
	2024	2023
Hedging instrument assets:
Cadia PPA cash flow hedge, non-current (1)(2)	$95	$—
Foreign currency cash flow hedges, current (3)	—	7
	$95	$7

Hedging instrument liabilities:
Foreign currency cash flow hedges, current (4)	$135	$—
Cadia PPA cash flow hedge, current (2)(4)	1	—
	$136	$—
____________________________
(1)Included in non-current Derivative assets in the Company’s Consolidated Balance Sheets.
(2)At January 1, 2024, the Company designated the Cadia PPA for hedge accounting. As a result, the Cadia PPA is captured in Derivative instruments, not designated for hedging at December 31, 2023. See above for further information.
(3)Included in Derivative assets in the Company’s Consolidated Balance Sheets.
(4)Included in Other current liabilities in the Company's Consolidated Balance Sheets.
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments designated for hedging:

	Year Ended December 31,
	2024	2023	2022
Loss (gain) on cash flow hedges:
Interest rate contracts (1)	$10	$5	$6
Foreign currency cash flow hedges (2)	7	19	—
Cadia PPA cash flow hedge (3)	5	—	—
	$22	$24	$6
____________________________
(1)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of the 2022 Senior Notes, 2035 Senior Notes, 2039 Senior Notes, and 2042 Senior Notes. The related gains and losses are reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net of capitalized interest over the term of the respective hedged notes. During the year ended December 31, 2024, $6 was reclassified to Other income (loss), net as a result of the redemption and tender offers of the 2042 Senior Notes. Refer to Note 20 for additional information.
(2)As of December 31, 2024, approximately $95 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months.
(3)As of December 31, 2024, approximately $10 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months.
Contingent Consideration Assets and Liabilities
Contingent consideration assets and liabilities are comprised of contingent consideration to be received or paid by the Company in conjunction with various sales of assets and investments with future payment contingent upon meeting certain milestones. These contingent consideration assets and liabilities are accounted for at fair value and consist of financial instruments that meet the definition of a derivative, but are not designated for hedge accounting under ASC 815. Refer to Note 13 for further information regarding the fair value of the contingent consideration assets and liabilities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company had the following contingent consideration assets and liabilities at December 31, 2024 and 2023:

	At December 31,
	2024	2023
Contingent Consideration Assets:
Red Lake (1)	$36	$39
Batu Hijau and Elang (2)	—	161
Other (1)	11	11
	$47	$211

Contingent Consideration Liabilities: (3)	$7	$8
____________________________
(1)Included in non-current Derivative assets.
(2)The Batu Hijau and Elang contingent consideration assets were sold in the third quarter of 2024. Refer below for further information. At December 31, 2023, $76 is included in current Derivative assets and $85 is included in non-current Derivative assets.
(3)At December 31, 2024, $2 and $5 is included in Other current liabilities and Other non-current liabilities, respectively. At December 31, 2023, $3 and $5 is included in Other current liabilities and Other non-current liabilities, respectively.
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
NOTE 15 INVESTMENTS

	At December 31,
	2024	2023
Current investments:
Marketable equity securities	$21	$23

Non-current investments:
Marketable and other equity securities (1)	$309	$229

Equity method investments (% ownership):
Pueblo Viejo Mine (40.0%)	1,516	1,489
NuevaUnión Project (50.0%)	961	959
Lundin Gold Inc. (32.0%)	941	938
Norte Abierto Project (50.0%)	532	528
Greatland (20.4%) (2)	212	—
	4,162	3,914
	$4,471	$4,143

Non-current restricted investments: (3)
Marketable debt securities	$15	$21
____________________________
(1)Includes $25 accounted for under the measurement alternative.
(2)Acquired through the Telfer Sale in the fourth quarter of 2024 and accounted for under the fair value option, refer to Note 3 for further information.
(3)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. For further information regarding these amounts, refer to Note 6.
Equity Method Investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which primarily consists of income from Pueblo Viejo and Lundin Gold. Income (loss) from Pueblo Viejo consisted of $91, $63, and $102 for the years ended December 31, 2024, 2023, and 2022.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
On November 6, 2023, as a part of the Newcrest transaction, the Company acquired 32.0% interest in Lundin Gold. The Company accounts for Lundin as an equity method investment on a quarter lag. Income (loss) from Lundin Gold consisted of $45 for the year ended December 31, 2024.
See below for further information on the Company's equity method investments.
Pueblo Viejo
The Pueblo Viejo mine is located in the Dominican Republic and commenced operations in September 2014. Barrick Gold Corporation ("Barrick") operates and holds the remaining interest in the mine. At acquisition, the fair value of Newmont’s equity investment in Pueblo Viejo was lower than the underlying net assets of its investment resulting in a basis difference, which is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine. As of December 31, 2024 the net basis difference was $295.
In September 2019, the Company and Barrick entered into a $70 revolving loan facility (“Revolving Facility”) to provide short-term financing to Pueblo Viejo. The Company funded 40% of the borrowings based on its ownership interest in Pueblo Viejo. The Revolving Facility matured on December 31, 2024 and as such, there were no borrowings outstanding as of December 31, 2024. No borrowings were outstanding as of December 31, 2023.
In November 2020, the Company and Barrick entered into an agreement with Pueblo Viejo to provide funding of up to $1,300 ($520 attributable to Newmont's 40% ownership interest) through a loan facility for the expansion of Pueblo Viejo's operations (“Loan Facility”). Under the terms of the agreement, the Company and Barrick distributed funds based on their respective proportionate ownership interest in Pueblo Viejo. The Loan Facility bears interest at 95% of the 6-month SOFR plus 4.25% which is compounded semi-annually in arrears on February 28 and August 31 of each year. The Loan Facility was provided in two tranches of $800 and $500, respectively. Unused proceeds under the first tranche are available for use under the second tranche. The tranches mature February 28, 2032 and February 28, 2035, respectively.
In October 2024, the Company and Barrick entered into an agreement with Pueblo Viejo to provide additional funding of up to $800 ($320 attributable to Newmont's 40% ownership interest) through an additional loan facility to complete the expansion of Pueblo Viejo's operations (“Loan Facility II”). Under the terms of the agreement, the Company and Barrick will distribute funds based on their respective proportionate ownership interest in Pueblo Viejo. The Loan Facility II bears interest at the 6-month SOFR plus 3.81% which is compounded semi-annually in arrears on February 15 and August 15 of each year. The Loan Facility II matures February 15, 2039.
As of December 31, 2024 and December 31, 2023, the Company had outstanding stockholder loans to Pueblo Viejo of $486 and $429, which includes accrued interest of $19 and $14, respectively. All loans receivable and accrued interest are included in the Pueblo Viejo equity method investment balance.
The Company purchases its portion (40.0%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $580 and $448 for the years ended December 31, 2024 and December 31, 2023, respectively. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of December 31, 2024 or December 31, 2023.
NuevaUnión
The NuevaUnión project is located in Chile and is currently in the Company’s development project pipeline. The project is jointly managed by Newmont and Teck Resources Limited, who holds the remaining 50% interest. At acquisition, the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment resulting in a basis difference. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared, which had not yet occurred as of December 31, 2024.
At December 31, 2024 the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment by $67. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared, which had not yet occurred as of December 31, 2024.
Lundin Gold Inc.
Lundin Gold is a Canadian based mine development and operating company which wholly owns and operates the Fruta del Norte gold mine in Ecuador. On November 6, 2023, as a part of the Newcrest transaction, the Company acquired 32.0% interest in Lundin Gold. The Company accounts for Lundin as an equity method investment on a quarter lag. At acquisition, the fair value of Newmont’s equity investment in Lundin Gold was higher than the underlying net assets of its investment resulting in a basis difference. This basis difference is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine. As of December 31, 2024 the net basis difference was $588.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company had the right to purchase 50% of gold produced from Lundin Gold at a price determined based on delivery dates and a defined quotational period and resold the ounces purchased to third parties under an offtake agreement acquired through the Newcrest transaction (the "Offtake agreement"). In the second quarter of 2024, the Company completed the sale of the SCFA and Offtake agreement in which Lundin Gold repurchased the SCFA and settled the rights under the Offtake agreement. Refer to Note 14 for further information.
Total payments made to Lundin Gold under the Offtake agreement for gold purchased were $189 and $30 for the years ended December 31, 2024 and December 31, 2023, respectively. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount is immaterial. There was $— and $13 payable due to Lundin Gold for gold purchases as of December 31, 2024 and December 31, 2023, respectively. At December 31, 2024, the calculated fair value, based on quoted closing prices of publicly traded shares, of the Company's investment in Lundin Gold was $1,638.
Norte Abierto
The Norte Abierto project is located in Chile and is currently in the Company’s development project pipeline. The project is jointly managed by Newmont and Barrick, who holds the remaining 50.0% interest. Prior to December 2023, Newmont owed deferred payments to Barrick to be satisfied through funding a portion of Barrick’s share of Norte Abierto project expenditures.
In December 2023, the Company entered into an agreement with Barrick and subsequently settled the deferred payments. Immediately prior to settlement, there were $23 and $73 related to these deferred payments included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet, respectively. Per the terms of the agreement, the settlement occurred through a cash payment of approximately $60 and funding of prefeasibility study costs for the Norte Abierto project. The Company has agreed to fund both its and Barrick's portions of prefeasibility study costs, up to a total of $60, to occur in the near future. If prefeasibility costs exceed the agreed upon $60, the costs will be paid proportionately by the Company and Barrick. The $30 related to the prefeasibility study costs associated with Barrick's portion will be satisfied as funding occurs. At December 31, 2024 and 2023, $20 and $20 is recognized within Other current liabilities, respectively, and $3 and $10 within Other non-current liabilities, respectively.
At December 31, 2024 the carrying value of Newmont’s equity investment in Norte Abierto was lower than the underlying net assets of its investment by $209. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared, which had not yet occurred as of December 31, 2024.
Greatland
Greatland Gold plc ("Greatland") is an Australian based mine development and exploration company which acquired the Company's assets held in the Telfer reportable segment in December 2024. Refer to Note 3 for further information on the Telfer Sale. Pursuant to the terms of the sale, the Company acquired a 20.4% interest in Greatland resulting in 2.7 billion shares. The Company accounts for its investment in Greatland as an equity method investment, included in Investments, for which the Company elected the fair value option as it believes it best reflects the economics of the underlying transaction.
The equity held in Greatland contains an option in which a third party has the ability to acquire 1.3 billion of the Company's Greatland shares at a set price exercisable for four years (the "Greatland Option"). The Greatland Option does not meet the definition of a derivative and is considered to be a financial liability, for which the Company has elected the fair value option. The Company believes the fair value option best reflects the economics of the underlying transaction. The Greatland Option is included in Other non-current liabilities at a fair value of $51 at December 31, 2024.
Under the fair value option, changes in the fair value of the instrument are recognized through earnings each reporting period in Other income (loss), net. For the year ended December 31, 2024, a loss of $29 and a gain of $16 were recognized in Other income (loss), net related to the Greatland equity method investment and Greatland Option, respectively.
NOTE 16     INVENTORIES

	At December 31,
	2024	2023
Materials and supplies	$1,081	$1,247
In-process	118	160
Concentrate	148	134
Precious metals	76	122
Inventories (1)	$1,423	$1,663
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, at December 31, 2024 the related assets, including Inventories of $185, were reclassified to Assets held for sale. Refer to Note 3 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company recorded write-downs classified as components of Costs applicable to sales and Depreciation and amortization to reduce the carrying value of inventories to net realizable value as follows:

	Year Ended December 31,
	2024 (1)	2023 (2)	2022 (3)
Costs applicable to sales	$44	$37	$6
Depreciation and amortization	5	15	2
	$49	$52	$8
____________________________
(1)For the year ended December 31, 2024, $34 was related to Telfer, $10 to Cerro Negro, $3 to Brucejack, $1 to Peñasquito, and $1 to NGM.
(2)For the year ended December 31, 2023, $35 was related to Peñasquito, $5 to Éléonore, $4 to Porcupine, $3 to Cerro Negro, $3 to Brucejack, and $2 to Telfer.
(3)For the year ended December 31, 2022, write-downs were immaterial at various sites.
NOTE 17     STOCKPILES AND ORE ON LEACH PADS

	At December 31, 2024 (1)			At December 31, 2023
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$624	$137	$761	$746	$233	$979
Non-current	2,072	194	2,266	1,532	403	1,935
Total	$2,696	$331	$3,027	$2,278	$636	$2,914
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, at December 31, 2024 the related assets, including Stockpiles and ore on leach pads of $374, were reclassified to Assets held for sale. Refer to Note 3 for additional information.
The Company recorded write-downs classified as components of Costs applicable to sales and Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value as follows:

	Year Ended December 31,
	2024 (1)	2023 (2)	2022 (3)
Costs applicable to sales	$48	$60	$156
Depreciation and amortization	16	15	53
	$64	$75	$209
____________________________
(1)For the year ended December 31, 2024, $37 was related to Red Chris, $26 to NGM, and $1 to Cerro Negro.
(2)For the year ended December 31, 2023, $52 was related to NGM, $11 to Peñasquito, $6 to Yanacocha, $2 to Akyem, $2 to Éléonore, and $2 to Telfer.
(3)For the year ended December 31, 2022, $71 was related to NGM, $49 to Yanacocha, $45 to CC&V, $28 to Akyem, $12 to Ahafo, and $4 to Merian.
NOTE 18     PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable Life (in years)	At December 31, 2024			At December 31, 2023
		Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value
Land		$253	$—	$253	$347	$—	$347
Facilities and equipment (2)	1-26	23,362	(11,761)	11,601	25,804	(12,925)	12,879
Mine development	1-26	6,562	(3,533)	3,029	7,223	(3,775)	3,448
Mineral interests	1-26	17,050	(3,569)	13,481	19,450	(3,360)	16,090
Construction-in-progress		5,183	—	5,183	4,799	—	4,799
		$52,410	$(18,863)	$33,547	$57,623	$(20,060)	$37,563
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, at December 31, 2024 the related assets, including Property, plant and mine development of $4,439, were reclassified to Assets held for sale. Refer to Note 3 for additional information.
(2)At December 31, 2024 and 2023, Facilities and equipment includes finance lease right of use assets of $482 and $531, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Depreciable Life (in years)	At December 31, 2024			At December 31, 2023
Mineral Interests		Cost	Accumulated Depreciation	Net Book Value (1)	Cost	Accumulated Depreciation	Net Book Value
Production stage	1-26	$12,191	$(3,569)	$8,622	$13,155	$(3,360)	$9,795
Development stage	(2)	1,386	—	1,386	1,277	—	1,277
Exploration stage	(2)	3,473	—	3,473	5,018	—	5,018
		$17,050	$(3,569)	$13,481	$19,450	$(3,360)	$16,090
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, at December 31, 2024 the related assets, including $1,885 of mineral interests included in Property, plant and mine development, were reclassified to Assets held for sale. Refer to Note 3 for additional information.
(2)These amounts are currently non-depreciable as these mineral interests have not reached production stage.
NOTE 19     GOODWILL
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Balance at December 31, 2022	Impairment (1)	Acquisitions (2)	Balance at December 31, 2023	Acquisitions (2)	Balance at December 31, 2024
Musselwhite	$293	$(293)	$—	$—	$—	$—
Éléonore	246	(246)	—	—	—	—
Brucejack	—	—	1,087	1,087	(418)	669
Red Chris	—	—	397	397	142	539
Peñasquito (3)	1,164	(1,210)	—	—	—	—
Cadia	—	—	565	565	(316)	249
Lihir	—	—	695	695	249	944
NGM	268	(11)	—	257	—	257
	$1,971	$(1,760)	$2,744	$3,001	$(343)	$2,658
____________________________
(1)Accumulated impairment of $2,560 consists of impairment charges incurred in 2022 and 2023 of $800, and $1,760 respectively.
(2)Amounts relate to goodwill recognized through the Newcrest transaction on November 6, 2023. During 2024, goodwill was subject to measurement period adjustments to the purchase price allocation. Refer to Note 3 for further information.
(3)For the year ended December 31, 2023, the Company recognized a prior period adjustment of $46 to goodwill and deferred tax liability for Peñasquito relating to a prior acquisition. This adjustment resulted in an increase to goodwill, which was fully offset by the impairment charge incurred in 2023.
NOTE 20     DEBT

	At December 31, 2024			At December 31, 2023
	Current	Non-Current	Fair Value (1)	Current	Non-Current	Fair Value (1)
$2,000 Bilateral Bank Facilities due 2024 and 2026 (2)	$—	$—	$—	$1,923	$—	$1,927
$1,000 5.30% Senior Notes due March 2026 (3)	924	—	948	—	—	—
$700 2.80% Senior Notes due October 2029	—	633	587	—	693	645
$650 3.25% Senior Notes due May 2030	—	554	583	—	557	597
$1,000 2.25% Senior Notes due October 2030	—	872	765	—	989	872
$1,000 2.60% Senior Notes due July 2032	—	821	713	—	992	868
$1,000 5.35% Senior Notes due March 2034	—	987	1,012	—	—	—
$600 5.875% Senior Notes due April 2035	—	581	625	—	580	654
$1,100 5.875% Senior Notes due October 2039	—	861	934	—	861	986
$500 5.75% Senior Notes due November 2041	—	457	500	—	456	535
$1,000 4.875% Senior Notes due March 2042	—	949	891	—	986	991
$450 5.45% Senior Notes due June 2044	—	479	435	—	480	462
$500 4.20% Senior Notes due May 2050	—	363	407	—	361	438
Debt issuance costs on Corporate Revolving Credit Facilities	—	(5)	—	—	(4)	—
	$924	$7,552	$8,400	$1,923	$6,951	$8,975
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
(2)Interest rates on the bilateral bank facilities are variable. Refer to "Corporate Revolving Credit Facilities and Letters of Credit Facilities" below for further information.
(3)The Company fully redeemed all of the outstanding 2026 Senior Notes in February 2025. Refer below for further information.
All outstanding Senior Notes are unsecured and rank equally with one another.
Maturities for the next five years, and thereafter, are as follows:

Year Ending December 31,
2025 (1)	$928
2026	—
2027	—
2028	—
2029	638
Thereafter	7,225
Total face value of debt	8,791
Unamortized premiums, discounts, and issuance costs	(315)
Debt	$8,476
____________________________
(1)The Company fully redeemed all of the outstanding 2026 Senior Notes in February 2025. Refer below for further information.
Corporate Revolving Credit Facilities and Letters of Credit Facilities
In connection with the Newcrest transaction on November 6, 2023, the Company acquired bilateral bank debt facilities held with 13 banks. The bilateral bank debt facilities had a total borrowing capacity of $2,000, of which $1,923 was outstanding at December 31, 2023, and $462 due February 7, 2024, $769 due March 1, 2024, and $692 due March 1, 2026. On February 7, 2024, the Company repaid $462 of the amount outstanding.
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
At December 31, 2024, the Company had no borrowings outstanding under the facility. There were no amounts outstanding on the letters of credit sub-facility at December 31, 2024 and 2023, respectively.
At December 31, 2024 and 2023 the Company had letters of credit outstanding in the amounts of $1,034 and $1,158, respectively, of which $900 and $1,015 represented guarantees for reclamation obligations, respectively. None of these letters of credit have been drawn on for reclamation obligations as of December 31, 2024 and 2023.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Debt Extinguishment
In 2024, the Company partially redeemed certain Senior Notes resulting in a gain on extinguishment of $38 recognized in Other income (loss), net for the year ended December 31, 2024. The gain includes the write-off of unamortized premiums, discounts, and issuance costs of $8 related to the partially redeemed Senior Notes. The following table summarizes the partial redemptions:

	Settled Notional Amount	Total Repurchase Amount (1)
$1,000 5.30% Senior Notes due March 2026	$72	$74
$700 2.80% Senior Notes due October 2029	62	58
$650 3.25% Senior Notes due May 2030	17	16
$1,000 2.25% Senior Notes due October 2030	120	107
$1,000 2.60% Senior Notes due July 2032	174	150
$1,000 4.875% Senior Notes due March 2042 (2)	38	36
	$483	$441
____________________________
(1)Includes $4 of accrued interest.
(2)As a result of the partial redemption, the Company accelerated a loss of $6 from Accumulated other comprehensive income (loss) to Other income (loss), net for the year ended December 31, 2024 related to previously terminated interest rate swaps.
2026 and 2034 Senior Notes
On March 7, 2024, the Company issued $2,000 unsecured Senior Notes comprised of $1,000 due March 15, 2026 (“2026 Senior Notes”) and $1,000 due March 15, 2034 ("2034 Senior Notes"). Net proceeds from the 2026 and 2034 Senior Notes were $1,980. Interest will be paid semi-annually at a rate of 5.30% and 5.35% per annum for the 2026 and the 2034 Senior Notes, respectively. The proceeds from this issuance were used to repay the drawdown on the revolving credit facility resulting in no amounts outstanding on the revolving credit facility as of December 31, 2024.
In February 2025, the Company fully redeemed all of the outstanding 2026 Senior Notes for a redemption price of $957. The redemption price equaled the principal amount of the outstanding 2026 Senior Notes of $928 plus accrued and unpaid interest of $19 in accordance with the terms of the 2026 Notes, and a make-whole provision of $10.
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
At December 31, 2024, the Company was in compliance with all existing debt covenants and provisions related to potential defaults, other than the bilateral facilities which have been repaid as of the date of this report.
NOTE 21     LEASE AND OTHER FINANCING OBLIGATIONS
The Company primarily has operating and finance leases for corporate and regional offices, mining equipment, power generation, and transportation. These leases have a remaining lease term of less than 1 year to 33 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 1 year. Some of the Company's leases include payments that vary based on the Company’s level of usage and operations. These variable payments are

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
not included within right-of-use ("ROU") assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.
Total lease cost includes the following components:

	Year Ended December 31,
	2024	2023
Operating lease cost	$27	$23
Finance lease cost:
Amortization of ROU assets	91	78
Interest on lease liabilities	35	32
	126	110
Variable lease cost	509	298
Short-term lease cost	76	24
	$738	$455
Supplemental cash flow information related to leases includes the following:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$20	$23
Operating cash flows relating to finance leases	$34	$33
Financing cash flows relating to finance leases	$87	$67

Non-cash lease obligations arising from obtaining ROU assets:(1)
Operating leases	$10	$23
Finance leases	$59	$53
____________________________
(1)For the year ended December 31, 2023, operating and finance lease obligations assumed in relation to the Newcrest transaction were $13 and $51, respectively.
Information related to lease terms and discount rates is as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	8	8
Weighted average discount rate	4.35%	6.36%
Future minimum lease payments under non-cancellable leases as of December 31, 2024, were as follows:

	Operating Leases (1)	Finance Leases
2025	$20	$116
2026	14	96
2027	13	77
2028	11	71
2029	10	46
Thereafter	31	252
Total future minimum lease payments	99	658
Less: Imputed interest	(12)	(162)
Total	$87	$496
____________________________
(1)The current and non-current portion of operating lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets.
As of December 31, 2024, the Company has additional leases that have not yet commenced. At commencement, the Company anticipates that these leases will result in additional ROU assets and lease liabilities of $3. The leases are anticipated to commence in 2025 with a lease term of approximately 2 years.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 22     OTHER LIABILITIES

	At December 31,
	2024	2023
Other current liabilities:
Reclamation and remediation liabilities	$991	$619
Accrued operating costs (1)	468	473
Accrued capital expenditures	208	320
Accrued royalties	165	137
Hedging instruments (2)	136	—
Payables to NGM (3)	115	91
Silver streaming agreement	76	87
Stamp duty on Newcrest transaction (4)	29	316
Other (5)	293	319
	$2,481	$2,362

Other non-current liabilities:
Income and mining taxes (6)	$125	$177
Greatland Option (7)	51	—
Other (8)	112	139
	$288	$316
____________________________
(1)Includes an estimated compensation payment to the Worsley JV related to the waiver of certain rights within the cross-operation agreement that confers priority to the bauxite operations at the Boddington mine.
(2)Refer to Note 14 for additional information.
(3)Payables to NGM at December 31, 2024 and December 31, 2023 consist of amounts due to (from) NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are presented within Other current assets.
(4)Incurred as a result of the Newcrest transaction. Refer to Note 8 for further information. Payment of $291 occurred in the first quarter of 2024.
(5)Primarily consists of accrued interest on debt and taxes other than income and mining taxes.
(6)Primarily consists of unrecognized tax benefits, including penalties and interest.
(7)Acquired through the Telfer Sale in the fourth quarter of 2024 and accounted for under the fair value option. Refer to Notes 3 and 15 for further information.
(8)Primarily consists of the non-current portion of operating lease liabilities.
NOTE 23     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Hedge Instruments	Pension and Other Post-retirement Benefit Adjustments	Other Adjustments	Total
Balance at December 31, 2022	$(69)	$(27)	$125	$29
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(19)	(9)	(5)	(33)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	18	—	—	18
Other comprehensive income (loss)	(1)	(9)	(5)	(15)
Balance at December 31, 2023	(70)	(36)	120	14
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	(140)	8	5	(127)
(Gain) loss reclassified from accumulated other comprehensive income (loss)	17	—	1	18
Other comprehensive income (loss)	(123)	8	6	(109)
Balance at December 31, 2024	$(193)	$(28)	$126	$(95)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
	2024	2023	2022
Hedge instruments adjustments:
Interest rate contracts	$10	$5	$6	Interest expense, net of capitalized interest
Foreign currency cash flow hedges	7	19	—	Costs applicable to sales
Amortization	5	—	—	Costs applicable to sales
Total before tax	22	24	6
Tax	(5)	(6)	(1)
Net of tax	$17	$18	$5

Pension and other post-retirement benefit adjustments:
Settlement	$1	$9	$137	Other income (loss), net
Amortization	(1)	(9)	(1)	Other income (loss), net
Total before tax	—	—	136
Tax	—	—	(29)
Net of tax	$—	$—	$107

Other adjustments:
Sale of marketable securities	$1	$—	$—	Other income (loss), net
Total before tax	1	—	—
Tax	—	—	—
Net of tax	$1	$—	$—
Total reclassifications for the period, net of tax	$18	$18	$112
NOTE 24     NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities of continuing operations attributable to the net change in operating assets and liabilities is composed of the following:

	Year Ended December 31,
	2024 (1)	2023	2022
Decrease (increase) in operating assets:
Trade and other receivables	$(441)	$(240)	$5
Inventories, stockpiles and ore on leach pads	(534)	(187)	(161)
Other assets	64	50	(84)
Increase (decrease) in operating liabilities:
Accounts payable	(2)	(42)	102
Reclamation and remediation liabilities	(433)	(275)	(247)
Accrued tax liabilities	235	(197)	(343)
Other accrued liabilities (2)	86	378	(113)
	$(1,025)	$(513)	$(841)
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities were reclassified to Assets held for sale and Liabilities held for sale, respectively. Amounts herein reflect the net change in the related operating assets and liabilities prior to being reclassified as held for sale. Refer to Note 3 for additional information.
(2)Primarily consists of payment of $291 made in the first quarter of 2024 for stamp duty tax largely accrued in the fourth quarter of 2023 in connection with the Newcrest transaction.
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in the non-operating segment Corporate and Other. The Yanacocha matters relate to the Yanacocha reportable segment. The CC&V matter relates to the CC&V reportable segment. The Goldcorp Canada matters relates to the Porcupine reportable segment. The Cadia matter relates to the Cadia reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Ahafo and Akyem reportable segments, respectively.
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
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”, a wholly-owned subsidiary of the Company) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring, with the monitoring data accumulated since the mid-1970s indicating consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, this changed with the January 2021 permit updates, when the regulator imposed new water quality limits. The Settlement Agreement involves the evaluation of a reasonable and achievable timeline for treatment and permit compliance, acknowledging the lack of readily available technology, and the need to spend three years to study and select the technological solution, with three additional years to construct, bringing full permit compliance to the November 2027 timeframe. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and is also working with regulators on the Discharger Specific Variance ("DSV") to identify highest feasible alternative treatment in the context, based on limits such as area topography. CC&V formally submitted its proposal for the DSV and the matter will be presented to the

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Water Quality Control Commission for June 2025 rulemaking hearing. Depending on the outcome of the hearing and the plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
In July 2024, CC&V received a notice from the Colorado Division of Reclamation Mining and Safety ("DRMS") citing it has reason to believe a violation existed with respect to reporting of monitoring data for mine impacted water at the mine’s East Cresson Overburden Storage Area ("ECOSA"). The Company and the DRMS reached a favorable Stipulated Agreement, which was submitted to the Mined Land Reclamation Board during the fourth quarter of 2024 and incorporated into an order of the Board.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA approved the WTP design in 2021. Construction of the effluent pipeline began in 2021, and construction of the new WTP began in 2022. The WTP is projected to be completed in the first quarter of 2025. Forest fires and droughts in the Pacific Northwest delayed the completion of the effluent pipeline until early 2025.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $168, assumed 100% by Newmont, at December 31, 2024.
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
While no specific relief has been sought by the NSW EPA in its proceedings against Cadia Holdings before the NSW Land and Environment Court, the court can impose penalties.
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
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believed the 2011 reorganization was subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputed this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and the Company is currently awaiting the judgment, which is expected during the second quarter of 2025. The Company cannot reasonably predict the outcome.
Newmont Corporation and Goldcorp Canada Ltd. – 100% Newmont Owned
On November 20, 2024, Taykwa Tagamou Nation (“TTN") filed a Statement of Claim in the Ontario Superior Court of Justice against the Ontario government, as well as Newmont Corporation and Goldcorp Canada Ltd. (collectively “Newmont”), alleging that the resumption of open pit mining at the Pamour mine in Timmins, Ontario, Canada would be without proper consultation or consideration of the cumulative impacts of TTN’s traditional territory and Aboriginal rights, and as such, the associated environmental permits previously issued by the Ontario government with respect to Pamour ought to be revoked. TTN is seeking, amongst other things: (i) a stay of all activities authorized under the permits until the case is resolved, (ii) a declaration that Ontario breached its duty to consult and violated Treaty No. 9, and section 35 of the Constitution Act (Canada) 1982, and (iii) general and aggravated damages. Newmont remains steadfast in its commitment to foster meaningful and productive relationships with First Nation communities in Canada, and had undertaken appropriate consultations with various community stakeholders, including TTN and other First Nation groups in the Timmins area – as such, the permits were properly issued by the government. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.
Newmont Corporation
On January 31, 2025, a putative class action lawsuit was filed against Newmont and Newmont’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer in the United States District Court for the District of Colorado. The action was brought on behalf of an alleged class of Newmont stockholders who owned stock between February 22, 2024 and October 23, 2024 (the alleged class period). Plaintiffs allege that the defendants made a series of materially false and misleading statements and/or omissions during the alleged class period regarding the Company’s projected revenue outlook and ability to deliver higher grades of gold and mineral production in violation of federal securities laws. Plaintiffs further allege that the purported class members suffered losses and damages resulting from declines in the market value of Newmont’s common stock after the Company announced its third quarter 2024 results and updated guidance on October 23, 2024. Plaintiffs seek unspecified monetary damages and other relief. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At December 31, 2024 and 2023, there were $2,086 and $2,123, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2024, the Company’s internal control over financial reporting was effective.
As permitted by the SEC Staff interpretive guidance for proportionately consolidated entities, the Company’s management excluded NGM from its assessment of internal control over financial reporting at December 31, 2024, as management does not have the ability to dictate, modify or assess the controls at NGM. The Company has implemented internal controls over financial reporting for recognizing its proportionate share of the assets, liabilities, and operations of NGM. Refer to Item 8 "Financial Statements and Supplementary Data" for NGM's "Report of Independent Registered Public Accounting Firm" for Opinion on the Financial Statements and Internal Controls over Financial Reporting.
NGM represented 13% of the Company’s consolidated Total assets at December 31, 2024, while its Sales comprised 13% of the Company’s consolidated sales and its Net income attributable to Newmont stockholders comprised 20% of the Company's net income for the year ended December 31, 2024.
Ernst & Young LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm.
Changes in Internal Controls
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Newmont Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Newmont Corporation’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, based on our audit and the report of PricewaterhouseCoopers LLP, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We did not audit the effectiveness of internal control over financial reporting of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect total assets constituting 13% of consolidated assets as of December 31, 2024 and sales constituting 13% of consolidated sales for the year ended December 31, 2024. The effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting, is based solely on the report of PricewaterhouseCoopers LLP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, the related notes and financial statement schedule in Item 15(a)(2), and our report dated February 20, 2025 expressed an unqualified opinion thereon, based on our audit and the report of PricewaterhouseCoopers LLP.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report PricewaterhouseCoopers LLP provide a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
Denver, Colorado
February 20, 2025

ITEM 9B.       OTHER INFORMATION
(a) Disclosure Pursuant to Item 5.03 of Form 8-K. Amendments to Articles of Incorporation or Bylaws
On February 19, 2025, the Board of Directors amended and restated the Company’s By-Laws (the “Amended and Restated By-Laws”). The Amended and Restated By-Laws became effective as of February 19, 2025. Among other changes, the Amended and Restated By-Laws (i) address certain matters related to Rule 14a-19 under the Exchange Act and clarify certain disclosure requirements in Article I, Section 4 (Notice of Stockholder Business and Nominations), Section 4A (Inclusion of Stockholder Director Nominations in the Corporation’s Proxy Materials) and Section 4B (Submission of Questionnaire, Representation and Agreement); (ii) modify Article I, Section 7 to align more closely with the Delaware General Corporation Law (“DGCL”) and current practices regarding access to stockholder lists and provisions relating to stockholder meetings held by remote communication; (iii) clarify the roles of the Chief Accounting Officer and Controller; and (iv) establish the state courts of the state of Delaware (or, if such court does not have subject matter jurisdiction, the federal court for the District of Delaware) as the exclusive forum for specified actions relating to the Company, including derivative actions, actions asserting claims based on breach of fiduciary duties, actions asserting claims pursuant to the any provision of the DGCL, the Company’s Second Amended and Restated Certificate of Incorporation, or the Company’s Amended and Restated By-Laws, and actions asserting claims governed by the internal affairs doctrine or asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The Amended and Restated By-Laws also make clarifications, updates and other, non-substantive changes. This description of the amendments to the Amended and Restated By-Laws is qualified in its entirety by reference to the text of the Amended and Restated By-Laws filed as Exhibit 3.2 to this Annual Report on Form 10-K.
(b) Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard, which has been filed as Exhibit 19 to this annual report. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans (a “Rule 10b5-1 Trading Plan”). Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. During the three months ended December 31, 2024, the following directors and executive officers adopted or terminated Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
On December 16, 2024, Tom Palmer, President, Chief Executive Officer and Director, terminated a trading arrangement previously adopted with respect to the sale of securities of the Company’s common stock. Mr. Palmer’s Rule 10b5-1 Trading Plan was adopted on March 28, 2024, had a term of 11 months, and provided for the sale of up to 104,000 shares of common stock pursuant to the terms of the plan. As of the date of termination of the Rule 10b5-1 Trading Plan, Mr. Palmer had sold 99,000 shares of common stock under its terms. The adoption of such 10b5-1 Trading Plan, and its subsequent termination, each occurred during an open insider trading window and complied with the Company’s standards on insider trading.
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
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Newmont’s executive officers, as of December 31, 2024, is set forth below:

Name	Age	Office
Thomas R. Palmer	57	President and Chief Executive Officer
Natascha Viljoen	54	Executive Vice President and Chief Operating Officer
Karyn F. Ovelmen	61	Executive Vice President and Chief Financial Officer
Peter Toth	55	Executive Vice President and Chief Development Officer
Francois Hardy	53	Executive Vice President and Chief Technology Officer
Peter Wexler	57	Executive Vice President and Chief Legal Officer
Jennifer Cmil	54	Executive Vice President and Chief People Officer
Brian Tabolt	43	Senior Vice President, Global Finance and Chief Accounting Officer
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
Mr. Hardy was promoted to Chief Technology Officer in May 2024, after previously serving as Group Head, Mineral Resource Management since May 2023. Prior to this role he served as Senior Vice President, Exploration since February 2022. Prior to this role he served as Regional Senior Vice President, Africa since April 2019. Prior to that he served as Regional Project Director for Newmont Australia and as the General Manager of Tanami gold mine where he led a team responsible for improving the operation into a Tier 1 asset. He joined Newmont in May 2002 and over his tenure has held a number of roles in Global Program Management, Business

Excellence, Technical Services and Senior Site Leadership roles at several Newmont assets in Australia. Prior to Newmont, Francois held positions at Avmin Ltd, De Beers Consolidated Mines and Anglovaal Ltd. Francois holds a Bachelor's degree in Mine Engineering, a National Higher Diploma in Metalliferous Mining from the University of Johannesburg as well as Management Certificate of Competencies for Western Australia and South Africa.
Mr. Wexler joined Newmont in March 2024 as Executive Vice President and Chief Legal Officer. Mr. Wexler is a seasoned legal and risk management leader with more than three decades of international experience, including managing legal, risk, compliance, M&A, antitrust, litigation and corporate governance affairs within the industrial, technology, energy management, engineering, manufacturing and construction sectors. Before joining Newmont, he served as Chief Legal Officer at Schneider Electric, a Global 500 business, for 15 years. Prior to that, Mr. Wexler served as in-house counsel overseeing legal, risk and compliance at various companies, including American Power Conversion Corporation. Mr. Wexler holds a J.D. from American University Washington College of Law and a B.A. in History and Political Science from the University of Vermont.
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
Mr. Tabolt was appointed to Senior Vice President, Global Finance and Chief Accounting Officer in December 2024. Mr. Tabolt held a strategic leadership role as Group Head, Financial Planning and Analysis since May 2023. Prior to that, Mr. Tabolt was elected Interim Chief Financial Officer in November 2022 after having served as Vice President, Controller and Chief Accounting Officer since May 2021. Before joining Newmont Corporation, Mr. Tabolt served as Molson Coors Beverage Company’s Vice President, Controller and Chief Accounting Officer since 2014 and held other senior management roles within Molson Coors’ Accounting function, including as Senior Director of SEC Reporting and Technical Accounting and Senior Manager Technical Accounting. Mr. Tabolt began his career in public accounting with Deloitte, holds Bachelor and Master of Science degrees in Accounting from Pennsylvania State University and is a Certified Public Accountant.
The information about directors required by Item 401(a), (d), (e) and (f) of Regulation S-K and contained under the heading “Election of Directors” in the Notice of the 2025 Annual Meeting of Stockholders and 2025 Proxy Statement, to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2025 Annual Stockholders Meeting (the “2025 Proxy Statement”), is incorporated by reference into this annual report on Form 10-K.
The information required by Item 405 of Regulation S-K and contained under the heading “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 406 of Regulation S-K and contained under the heading “Corporate Governance—Code of Conduct” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 407(d)(4) and (5) of Regulation S-K and contained under the heading “Committees of the Board of Directors and Attendance—Committee Memberships” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 408(b) of Regulation S-K and contained under the heading “Executive Compensation Policies and Practices — Restrictions on Trading Stock” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
ITEM 11.       EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K and contained under the headings “Compensation Discussion and Analysis,” “2024 Executive Compensation Tables,” “Additional Benefits and Tables,” and “Corporate Governance — Director Compensation” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 407(e)(5) of Regulation S-K and contained under the heading “Report of the Leadership Development and Compensation Committee on Executive Compensation” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth at December 31, 2024 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by security holders (2)	4,920,183	N/A	18,993,357	(3)
Equity compensation plans not approved by security holders	—	N/A	—
____________________________
(1)The weighted average exercise price does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units.
(2)Newmont’s 2020 Stock Incentive Plan was approved by the stockholders on April 21, 2020. A maximum of 20,000,000 shares of Newmont's Common Stock, plus up to 3,644,782 shares available for grant under the 2013 Incentive Plan as of May 1, 2020, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 18,993,357 shares registered and available to grant under the 2020 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.
(3)Securities remaining available for future issuance under the 2020 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.
The information required by Item 403 of Regulation S-K and contained under the heading “Beneficial Ownership of Common Stock” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K and contained under the heading “Corporate Governance—Related Person Transactions” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 407(a) of Regulation S-K and contained under the heading “Proposal One—Election of Directors—Independence of Directors” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A and contained under the heading “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Auditors Fees” in the 2025 Proxy Statement is incorporated by reference into this annual report on Form 10-K.

PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
(a)Financial Statements
(1)The Consolidated Financial Statements, together with the reports of the independent auditors thereon dated February 20, 2025, are included as part of Item 8, Financial Statements and Supplementary Data.
(2)Financial Statement Schedules:
Included on page SCH-2 is Schedule II - Valuation and Qualifying Accounts.
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

3.2	-	By-Laws of the Registrant, amended and restated as of February 19, 2025, filed herewith.

4.1	-
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

4.10	-
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

4.21	-
Form of 5.30% Notes due 2026 (included as Exhibit A of Exhibit 4.20). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2024.

4.22	-
Form of 5.35% Notes due 2034 (included as Exhibit B of Exhibit 4.20). Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2024.

4.23	-
Registration Rights Agreement, dated as of March 7, 2024, by and among Newmont Corporation, BMO Capital Markets Corp., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. Incorporated by reference to Exhibit 4.4 to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 8, 2024.

4.24	-
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt are not filed. The Registrant agrees to furnish copies thereof to the Securities and Exchange Commission upon request.

4.25	-	Description of Securities of Registrant registered under Section 12 of the Securities Exchange Act of 1934, filed herewith.

10.1*	-
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
Form of Global 2024 Director Stock Unit Award Agreement to grant director stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q filed with the Securities and Exchange Commission on April 29, 2024.

10.14*	-
2022 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending March 31, 2022, filed with the Securities and Exchange Commission on April 22, 2022.

10.15*	-
2023 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ending March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023.

10.16*	-
2024 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.59 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

10.17*	-	2025 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.18*	-
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
2024 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.57 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

10.21*	-
2024 Form of Award Agreement used globally to grant off cycle restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.58 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

10.22*	-	2025 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.23*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2022. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending June 30, 2022, filed with the Securities and Exchange Commission on July 25, 2022.

10.24*	-
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

10.27*	-
Newmont Equity Bonus Program for Grades E-5 to E-6, effective January 1, 2023. Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ending March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023.

10.28*	-
Executive Change of Control Plan, amended and restated effective December 31, 2008, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009.

10.29*	-
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

10.30*	-
Amendment Three to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2012. Incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018.

10.31*	-
Amendment Four to the December 31, 2008 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.32*	-
2012 Executive Change of Control Plan, effective January 1, 2012, of Newmont USA Limited, a wholly owned subsidiary of Registrant. Incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

10.33*	-
Amendment One to the 2012 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.34*	-	Severance Plan for Section 16 Officers of Newmont, effective January 1, 2025, filed herewith.

10.35*	-
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

10.36	-
2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.37	-
2015 Investment Agreement between the Republic of Ghana and Newmont Golden Ridge Limited. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.38	-
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

10.39	-
First Amendment Agreement, dated as of March 30, 2021, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 31, 2021.

10.40	-
Second Amendment Agreement, dated as of April 14, 2023, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for the period ended March 31, 2023 filed with the Securities and Exchange Commission on April 27, 2023.

10.41	-
Amended and Restated Credit Agreement, dated as of February 15, 2024, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, the lenders issuing banks party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on February 22, 2024.

10.42	-
Amended and Restated Limited Liability Company Agreement of Nevada Gold Mines LLC, dated July 1, 2019, among Barrick Gold Corporation, Barrick Nevada Holding LLC, Registrant, Newmont USA Limited and Nevada Gold Mines LLC. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

19	-	Stock Trading Standard of Newmont Corporation. Incorporated by reference to Exhibit 19 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

21	-	Subsidiaries of Newmont Corporation. Incorporated by reference to Exhibit 21 to Registrant’s Form 10-K, filed herewith.

22	-	Subsidiary Co-Issuer and Subsidiary Guarantor, filed herewith.

23.1	-	Consent of Ernst & Young LLP, filed herewith.

23.2	-	Consent of PricewaterhouseCoopers LLP, filed herewith.

23.3	-	Consent of Qualified Person, filed herewith.

24	-	Power of Attorney, filed herewith.

31.1	-
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
Peñasquito Operations, Mexico, Technical Report Summary, effective as of December 31, 2023. Incorporated by reference to Exhibit 96.1 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

96.2	-
Boddington Operations, Western Australia, Technical Report Summary, effective as of December 31, 2021. Incorporated by reference to Exhibit 96.2 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

96.3	-	Nevada Gold Mines, Nevada USA, Technical Report Summary, effective as of December 31, 2024, filed herewith.

96.4	-
Cadia Operations, Australia, Technical Report Summary, effective as of December 31, 2023. Incorporated by reference to Exhibit 96.6 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

96.5	-
Lihir Operations, Papua New Guinea, Technical Report Summary, effective as of December 31, 2023. Incorporated by reference to Exhibit 96.7 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

97.1	-	Newmont Corporation Clawback Policy (or the Recovery of Erroneously Awarded Compensation), filed herewith.

101	-	101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation
		101.DEF	XBRL Taxonomy Extension Definition
		101.LAB	XBRL Taxonomy Extension Labels
		101.PRE	XBRL Taxonomy Extension Presentation

104	-	Cover Page Interactive Data File (embedded within the XBRL document)
____________________________

*These exhibits relate to executive compensation plans and arrangements.

ITEM 16.       FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMONT CORPORATION

By:	/s/ PETER I. WEXLER
Peter I. Wexler Chief Legal Officer
February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2025.

Signature	Title

*	President, Chief Executive Officer and Director
Thomas R. Palmer	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Karyn F. Ovelmen	(Principal Financial Officer)

*	Senior Vice President, Global Finance and Chief Accounting Officer
Brian C. Tabolt	(Principal Accounting Officer)

Philip Aiken, AM*	Director

Gregory H. Boyce*	Non-Executive Chair

Bruce R. Brook*	Director

Maura J. Clark*	Director

Harry M. Conger, IV*	Director

Emma FitzGerald*	Director

Sally-Anne Layman*	Director

José Manuel Madero Garza*	Director

René Médori*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

Susan N. Story*	Director

*By:	/s/ PETER I. WEXLER
Peter I. Wexler Attorney-in-Fact

SCH- 1

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$4,652	$3,994	$3,791
Additions due to acquisition of Newcrest	168	300	—
Additions to deferred income tax expense	80	565	370
Reduction of deferred income tax expense	(382)	(207)	(109)
Additions and reductions reflected in other components of the financial statements	(155)	—	(58)
Balance at end of year	$4,363	$4,652	$3,994
Refer to Note 10 to the Consolidated Financial Statements for additional information.
SCH- 2