Form 10-Q
period 2025-03-31
NEWMONT Corp /DE/
filed 2025-04-24
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 1,112,996,934 shares of common stock outstanding on April 16, 2025.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
pound	United States Pound
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
DTA	Deferred Tax Asset
DTL	Deferred Tax Liability
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
LBMA	London Bullion Market Association
LME	London Metal Exchange
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
SOFR	Secured Overnight Financing Rate
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
FIRST QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended March 31,
	2025	2024
Financial Results:
Sales	$5,010	$4,023
Gold	$4,245	$3,341
Copper	$354	$297
Silver	$188	$201
Lead	$42	$60
Zinc	$181	$124
Costs applicable to sales (1)	$2,106	$2,106
Gold	$1,769	$1,690
Copper	$144	$161
Silver	$62	$111
Lead	$21	$36
Zinc	$110	$108
Net income (loss) from continuing operations	$1,902	$175
Net income (loss)	$1,902	$179
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,891	$166
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$1.68	$0.15
Net income (loss) attributable to Newmont stockholders	$1.68	$0.15
Adjusted net income (loss) (2)	$1,404	$630
Adjusted net income (loss) per share, diluted (2)	$1.25	$0.55
Earnings before interest, taxes and depreciation and amortization (2)	$3,143	$1,175
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$2,629	$1,694
Net cash provided by (used in) operating activities	$2,031	$776
Free cash flow (2)	$1,205	$(74)
Cash dividends paid per common share in the period ended March 31,	$0.25	$0.25
Cash dividends declared per common share for the period ended March 31,	$0.25	$0.25
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
FIRST QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended March 31,
	2025	2024
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,460	1,619
Sold	1,442	1,599
Attributable gold ounces (thousands):
Produced (1)	1,537	1,675
Sold (2)	1,430	1,581
Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	348	489
Sold	368	502
Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	76	81
Tonnes (thousands)	35	36
Sold copper:
Pounds (millions)	76	80
Tonnes (thousands)	35	36
Produced silver (million ounces)	6	9
Sold silver (million ounces)	6	10
Produced lead:
Pounds (millions)	49	61
Tonnes (thousands)	22	28
Sold lead:
Pounds (millions)	47	65
Tonnes (thousands)	21	29
Produced zinc:
Pounds (millions)	131	127
Tonnes (thousands)	59	58
Sold zinc:
Pounds (millions)	161	135
Tonnes (thousands)	73	61
Average realized price:
Gold (per ounce)	$2,944	$2,090
Copper (per pound)	$4.65	$3.72
Copper (per tonne)	$10,254	$8,192
Silver (per ounce)	$30.12	$20.41
Lead (per pound)	$0.89	$0.92
Lead (per tonne)	$1,957	$2,022
Zinc (per pound)	$1.13	$0.92
Zinc (per tonne)	$2,483	$2,033

NEWMONT CORPORATION
FIRST QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended March 31,
	2025	2024
Operating Results (continued):
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,227	$1,057
Gold equivalent ounces - other metals (per ounce) (3)	$915	$829
Copper (per tonne)	$4,182	$4,452
Silver (per ounce)	$10	$11
Lead (per tonne)	$997	$1,215
Zinc (per tonne)	$1,499	$1,764
All-in sustaining costs: (5)
Gold (per ounce)	$1,651	$1,439
Gold equivalent ounces - other metals (per ounce) (3)	$1,275	$1,148
Copper (per tonne)	$6,014	$6,392
Silver (per ounce)	$13	$15
Lead (per tonne)	$1,185	$1,500
Zinc (per tonne)	$2,026	$2,368
____________________________
(1)Attributable gold ounces produced includes 49 thousand ounces and 54 thousand ounces for the three months ended March 31, 2025 and 2024, respectively, related to the Pueblo Viejo mine, which is 40% owned by Newmont and accounted for as an equity method investment. Attributable gold ounces produced also includes 43 thousand ounces and 21 thousand ounces for the three months ended March 31, 2025 and 2024, respectively, related to the Fruta del Norte mine, which is wholly owned by Lundin Gold Inc., in which the Company holds 32% interest, and is accounted for as an equity method investment on a quarter lag.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine and the Fruta del Norte mine.
(3)Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price. In 2025, the Company updated the metal prices utilized for this calculation to align with reserve metal price assumptions. This resulted in fewer calculated gold equivalent ounces - other metals produced and sold of 78 thousand ounces and 82 thousand ounces, respectively, than would have been calculated based on the pricing used in 2024 for this calculation. Refer to Results of Consolidated Operations within Part I, Item 2, MD&A for further information.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

First Quarter 2025 Highlights (dollars in millions, except per share, per ounce, per pound and per tonne amounts, unless otherwise noted)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $1,891 or $1.68 per diluted share, an increase of $1,725 from the prior-year quarter primarily due to (i) an increase in Sales resulting from higher average realized gold prices, (ii) a net gain recognized within (Gain) loss on sale of assets held for sale largely resulting from the completion of the sales of the CC&V, Musselwhite, and Éléonore reportable segments compared to a loss in the prior period as a result of write-downs on assets held for sale, and (iii) an increase in unrealized gains on the change in fair value of investments and options. This increase was partially offset by the increase in income tax expense recognized within Income and mining tax benefit (expense).
•Adjusted net income: Reported Adjusted net income of $1,404 or $1.25 per diluted share, an increase of $0.70 per diluted share from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $2,629 in Adjusted EBITDA, an increase of 55% from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $2,031, an increase of 162% from the prior year, and Free cash flow of $1,205 (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Portfolio Updates: Completed the sale of the CC&V, Musselwhite, and Éléonore reportable segments for total proceeds of $1,860. In April, completed the sales of the Akyem and Porcupine reportable segments for total pre-tax cash proceeds of $1,088, net of working capital adjustments.
•Attributable production: Produced 1.5 million attributable ounces of gold and 348 thousand attributable gold equivalent ounces from co-products (35 thousand tonnes of copper, 6 million ounces of silver, 22 thousand tonnes of lead, and 59 thousand tonnes of zinc).
•Financial strength: Ended the quarter with $4.7 billion of consolidated cash, cash of $67 included in Assets held for sale, $8.8 billion of total liquidity, and Net debt of $3.2 billion (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A); redeemed $985 of senior notes; settled $348 of share repurchases from the $2 billion share repurchase program. In April, declared a dividend of $0.25 per share.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended March 31,
	2025	2024
Sales (Note 5)	$5,010	$4,023

Costs and expenses:
Costs applicable to sales (1)	2,106	2,106
Depreciation and amortization	593	654
Reclamation and remediation (Note 6)	93	98
Exploration	49	53
Advanced projects, research and development	43	53
General and administrative	110	101
(Gain) loss on sale of assets held for sale (Note 3)	(276)	485
Other expense, net (Note 7)	43	73
	2,761	3,623
Other income (expense):
Change in fair value of investments and options	291	31
Other income (loss), net (Note 8)	10	90
Interest expense, net of capitalized interest	(79)	(93)
	222	28
Income (loss) before income and mining tax and other items	2,471	428
Income and mining tax benefit (expense) (Note 9)	(647)	(260)
Equity income (loss) of affiliates (Note 12)	78	7
Net income (loss) from continuing operations	1,902	175
Net income (loss) from discontinued operations	—	4
Net income (loss)	1,902	179
Net loss (income) attributable to noncontrolling interests (2)	(11)	(9)
Net income (loss) attributable to Newmont stockholders	$1,891	$170

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1,891	$166
Discontinued operations	—	4
	$1,891	$170
Weighted average common shares:
Basic	1,126	1,153
Effect of employee stock-based awards	1	—
Diluted	1,127	1,153

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$1.68	$0.15
Discontinued operations	—	—
	$1.68	$0.15
Diluted:
Continuing operations	$1.68	$0.15
Discontinued operations	—	—
	$1.68	$0.15
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Relates to the Suriname Gold project C.V. (“Merian”) reportable segment.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1,902	$179
Other comprehensive income (loss):
Change in cash flow hedges, net of tax	60	(35)
Other adjustments, net of tax	(4)	5
Other comprehensive income (loss)	56	(30)
Comprehensive income (loss)	$1,958	$149

Comprehensive income (loss) attributable to:
Newmont stockholders	$1,947	$140
Noncontrolling interests	11	9
	$1,958	$149
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At March 31, 2025	At December 31, 2024
ASSETS
Cash and cash equivalents	$4,698	$3,619
Trade receivables (Note 5)	887	1,056
Investments (Note 12)	18	21
Inventories (Note 13)	1,493	1,423
Stockpiles and ore on leach pads (Note 14)	792	761
Other current assets	653	786
Assets held for sale (Note 3)	2,199	4,609
Current assets	10,740	12,275
Property, plant and mine development, net	33,568	33,547
Investments ($413 and $212 under fair value option) (Note 12)	4,856	4,471
Stockpiles and ore on leach pads (Note 14)	2,409	2,266
Deferred income tax assets	59	124
Goodwill	2,658	2,658
Derivative assets (Note 11)	344	142
Other non-current assets	885	866
Total assets	$55,519	$56,349

LIABILITIES
Accounts payable	$771	$843
Employee-related benefits	502	630
Income and mining taxes payable	378	381
Lease and other financing obligations	109	107
Debt (Note 15)	—	924
Other current liabilities (Note 16)	2,357	2,481
Liabilities held for sale (Note 3)	1,309	2,177
Current liabilities	5,426	7,543
Debt (Note 15)	7,507	7,552
Lease and other financing obligations	370	389
Reclamation and remediation liabilities (Note 6)	6,376	6,394
Deferred income tax liabilities	2,733	2,820
Employee-related benefits	575	555
Silver streaming agreement	671	699
Other non-current liabilities ($131 and $51 valued under fair value option) (Note 16)	430	288
Total liabilities	24,088	26,240

Commitments and contingencies (Note 18)

EQUITY
Common stock	1,803	1,813
Treasury stock	(293)	(278)
Additional paid-in capital	29,624	29,808
Accumulated other comprehensive income (loss) (Note 17)	(39)	(95)
Retained earnings (Accumulated deficit)	153	(1,320)
Newmont stockholders' equity	31,248	29,928
Noncontrolling interests	183	181
Total equity	31,431	30,109
Total liabilities and equity	$55,519	$56,349
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$1,902	$179
Non-cash adjustments:
Depreciation and amortization	593	654
(Gain) loss on sale of assets held for sale (Note 3)	(276)	485
Change in fair value of investments and options	(291)	(31)
Net (income) loss from discontinued operations	—	(4)
Deferred income taxes	125	53
Reclamation and remediation	89	94
Stock-based compensation	21	21
Other non-cash adjustments	9	(9)
Change in operating assets and liabilities:
Trade and other receivables	228	(84)
Inventories, stockpiles and ore on leach pads	(175)	(193)
Other assets	(9)	(7)
Accounts payable	(69)	(91)
Reclamation and remediation liabilities (Note 6)	(95)	(59)
Accrued tax liabilities (1)	91	90
Other accrued liabilities	(112)	(322)
Net cash provided by (used in) operating activities	2,031	776

Investing activities:
Proceeds from sales of mining operations and other assets, net	1,684	—
Additions to property, plant and mine development	(826)	(850)
Contributions to equity method investees	(31)	(15)
Return of investment from equity method investees	20	25
Proceeds from sales of investments	7	3
Other	(116)	39
Net cash provided by (used in) investing activities	738	(798)

Financing activities:
Repayment of debt	(985)	(3,423)
Repurchases of common stock	(348)	—
Dividends paid to common stockholders	(282)	(288)
Distributions to noncontrolling interests	(44)	(41)
Funding from noncontrolling interests	39	22
Payments on lease and other financing obligations	(23)	(18)
Payments for withholding of employee taxes related to stock-based compensation	(15)	(10)
Proceeds from issuance of debt, net	—	3,476
Other	(4)	(17)
Net cash provided by (used in) financing activities	(1,662)	(299)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(3)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	1,102	(324)
Less: change in cash and restricted cash reclassified to assets held for sale (2)	(22)	(395)
Net change in cash, cash equivalents and restricted cash	1,080	(719)
Cash, cash equivalents and restricted cash at beginning of period	3,650	3,100
Cash, cash equivalents and restricted cash at end of period	$4,730	$2,381

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,698	$2,336
Restricted cash included in other current assets	1	6
Restricted cash included in other non-current assets	31	39
Total cash, cash equivalents and restricted cash	$4,730	$2,381
____________________________
(1)Includes $465 and $96 of cash payments for income and mining taxes, net of refunds, for the three months ended March 31, 2025 and 2024, respectively.

(2)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, at March 31, 2025 and March 31, 2024 the related assets, including $67 and $342 of Cash and cash equivalents, respectively, and $93 and $53 of restricted cash, respectively, included in Other current assets and Other non-current assets, were reclassified to Assets held for sale. Refer to Note 3 for additional information.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,134	$1,813	(7)	$(278)	$29,808	$(95)	$(1,320)	$181	$30,109
Net income (loss)	—	—	—	—	—	—	1,891	11	1,902
Other comprehensive income (loss)	—	—	—	—	—	56	—	—	56
Dividends declared (1)	—	—	—	—	—	—	(280)	—	(280)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	35	35
Repurchase and retirement of common stock (2)	(8)	(12)	—	—	(201)	—	(138)	—	(351)
Withholding of employee taxes related to stock-based compensation	—	—	—	(15)	—	—	—	—	(15)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2025	1,127	$1,803	(7)	$(293)	$29,624	$(39)	$153	$183	$31,431
____________________________
(1)Cash dividends paid per common share were $0.25 for the three months ended March 31, 2025.
(2)In April 2025, an additional $407 of common stock was repurchased and retired.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,159	$1,854	(7)	$(264)	$30,419	$14	$(2,996)	$178	$29,205
Net income (loss)	—	—	—	—	—	—	170	9	179
Other comprehensive income (loss)	—	—	—	—	—	(30)	—	—	(30)
Dividends declared (1)	—	—	—	—	—	—	(285)	—	(285)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(35)	(35)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	33	33
Withholding of employee taxes related to stock-based compensation	—	—	—	(10)	—	—	—	—	(10)
Stock-based awards and related share issuances	1	1	—	—	17	—	—	—	18
Balance at March 31, 2024	1,160	$1,855	(7)	$(274)	$30,436	$(16)	$(3,111)	$185	$29,075
____________________________
(1)Cash dividends paid per common share were $0.25 for the three months ended March 31, 2024.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation and its subsidiaries (collectively, “Newmont,” “we,” “us,” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2024, as filed with the SEC on February 21, 2025 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.
Divestiture of Non-Core Assets
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included Akyem, CC&V, Éléonore, Porcupine, Musselwhite, Telfer, and the Coffee development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale in the first quarter of 2024, based on progress made through the Company's active sales program and management’s expectation that the sale is probable and will be completed within 12 months.
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024 and completed the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025. On April 15, 2025, the Company completed the sale of the Akyem and Porcupine reportable segments to Zijin Mining Group Co., Ltd. and Discovery Silver Corp., respectively, for total pre-tax cash proceeds of $1,088, net of working capital adjustments. The Company is currently evaluating the impact of the Akyem and Porcupine completed sales on its consolidated financial statements.
Refer to Note 3 for further information on divestitures.
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
The Company's global operations expose it to risks associated with public health crises, geopolitical and macroeconomic pressures, including but not limited to inflationary conditions, as well as the effects of certain countermeasures taken by central banks, supply chain disruptions resulting from global conflicts and other global events, an uncertain and evolving labor market and trade environment including tariff and regulatory changes.
Factors that could have further potential short- and, possibly, long-term material adverse impacts on the Company include, but are not limited to, volatility in commodity prices and the prices for gold and other metals, changes in the equity and debt markets or country specific factors adversely impacting discount rates, significant cost inflation impacts on production, capital and asset retirement costs, logistical challenges, workforce interruptions and financial market disruptions, energy market disruptions, as well as potential impacts to estimated costs and timing of projects.
Refer to Note 18 below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Indemnification Liabilities
The Company has provided certain indemnifications in connection with divestitures. The indemnifications contingently require the Company, as guarantor, to make payments to the guaranteed party and are initially measured at the greater of fair value or the contingent liability amount to be recognized in accordance with ASC 450 and are included in Other non-current liabilities. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. The subsequent accounting for the liability depends on the nature of the underlying guarantee. Indemnification liabilities are reduced as the Company is released from risk under the guarantee. The recognition and measurement provisions of ASC 450 continue to apply to the contingent loss portion of the guarantee unless the guarantee is accounted for as a derivative.
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the current year presentation.
Recently Adopted Accounting Pronouncements and Securities and Exchange Commission Rules
Improvement to Income Tax Disclosures
In December 2023, ASU 2023-09 was issued which requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a qualitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard as of January 1, 2025 and will be reflect the new disclosure requirements in its annual report.
Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules
Disaggregation of Income Statement Expenses
In November 2024, ASU 2024-03 was issued, requiring additional disclosures in the notes to the financial statements on the nature of certain expense captions presented on the face of the Consolidated Statement of Operations. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts of the guidance on its consolidated financial statements.
NOTE 3     DIVESTITURES
Based on a comprehensive review of the Company’s portfolio of assets, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included the CC&V, Musselwhite, Porcupine, Éléonore, Telfer, and Akyem reportable segments, and the Coffee development project which is included within the non-operating segment Corporate and Other. The Telfer disposal group also included the Havieron development project, which was 70% owned by the Company and accounted for under proportionate consolidation, and other related assets.
In February 2024, based on progress made through the Company's active sales program and management’s expectation that the sale is probable and will be completed within 12 months, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale and were recorded at the lower of the carrying value or fair value, less costs to sell. These assets are periodically valued until sale occurs with any resulting impact recognized in (Gain) loss on sale of assets held for sale.
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024 and completed the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025. The sale of the Akyem and Porcupine reportable segments closed in April 2025; refer to Note 1 for further information.
The Coffee reportable segment remains designated as held for sale at March 31, 2025. While the Company remains committed to a plan to sell this asset for a fair price, there is a possibility that the asset held for sale may exceed one year due to events or circumstances beyond the Company's control.
Gains or losses recognized on the completion of the sales are recognized in (Gain) loss on sale of assets held for sale. All sales agreements include transitional services support to be provided by the Company up to a one-year period following close. Gains recognized on the completed sales during the three months ended March 31, 2025 are summarized in the table below; value of consideration received and indemnifications provided represent the value at the time of close.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	CC&V (1)	Musselwhite (2)	Éléonore (3)
Cash received, net of working capital adjustments (4)	$109	$799	$784
Deferred consideration received	154	14	—
Value of consideration received	263	813	784

Less: Carrying value of net assets divested	(196)	(794)	(612)
Less: Indemnification provided	(65)	—	—

Gain on completed sales (5)(6)	$2	$19	$172
____________________________
(1)Sale of the CC&V reportable segment to SSR Mining Inc. ("SSR") closed on February 28, 2025. The deferred consideration consists of $175 payable in two installments of $87.5 upon certain regulatory approvals. The deferred payments meet the definition of a derivative asset and are included as contingent consideration in Derivative assets. The indemnification consists of a guarantee in which the Company will indemnify SSR for 90% of certain closure costs over $500 related to the Company’s historical mining activities with no limitation to the maximum potential future payments. The Company has an opportunity to fully settle the indemnification at certain milestones through a one-time lump sum payment. The indemnification is included in Other non-current liabilities.
(2)Sale of the Musselwhite reportable segment to Orla Mining Ltd closed on February 28, 2025. The deferred consideration consists of $40 payable in two installments of $20 on the first and second year anniversary of the close date, dependent on the average spot gold price over the respective period. The deferred payments meet the definition of a derivative asset and are included as contingent consideration in Other current assets and Derivative assets, respectively.
(3)Sale of the Éléonore reportable segment to Dhilmar Ltd closed on February 28, 2025.
(4)Certain working capital adjustments are to be finalized over a defined period from the close of sale. Any resulting revisions will be settled in cash, with an offsetting impact recognized in (Gain) loss on sale of assets held for sale. Adjustments are not expected to be material.
(5)Recognized in (Gain) loss on sale of assets held for sale for the three months ended March 31, 2025.
(6)A total net loss of $15 was recognized on the divestment of the CC&V reportable segment since designation as held for sale in the first quarter of 2024, of which a gain of $2 was recognized for the three months ended March 31, 2025. This total loss includes a prior period write-down to recognize the assets held for sale of the CC&V reportable segment at the lower of the carrying value or fair value, less costs to sell. No prior period write-downs were incurred on the Musselwhite or Éléonore reportable segments.
At March 31, 2025, assets held for sale consisted of the Akyem and Porcupine reportable segments, subsequently sold in April 2025, and the Coffee development project. At December 31, 2024, assets held for sale consisted of the CC&V, Musselwhite, Porcupine, Éléonore, and Akyem reportable segments and the Coffee development project.
The estimated fair values of assets held for sale are considered a non-recurring level 2 or 3 fair value measurements and were determined using (i) the market approach for disposal groups in which a binding sales agreement was in place but close had not yet occurred, or (ii) the income approach in the absence of a binding sales agreement. For fair values estimated using the income approach, the significant inputs at March 31, 2025 and December 31, 2024 included (i) cash flow information available to the Company, (ii) a long-term gold price of $1,900, (iii) current estimates of resources and exploration potential, and (iv) a reporting unit specific discount rate of 9.75%. Additional losses may be incurred as the Company continues to evaluate the definitive sales agreements, as the active sales program progresses, or as fair value estimates change.
For the three months ended March 31, 2025 and 2024, (Gain) loss on sale of assets held for sale consisted of the following:

	Three Months Ended March 31,
	2025	2024
(Gain) on completed sales	$(193)	$—
(Reversals of write-downs) write-downs on assets classified as held for sale (1)	(76)	352
Tax impacts (2)	(17)	133
Other (3)	10	—
	$(276)	$485
____________________________
(1)Resulted in an aggregate net book value of the assets held for sale of $890 and $3,305 at March 31, 2025 and 2024, respectively.
(2)In 2024, a tax impact on write-downs of assets held for sale resulted in the establishment of a deferred tax asset, which increased the respective carrying values of the related disposal groups and resulted in an additional loss. In 2025, a tax impact on the reversal of prior write-downs of assets held for sale resulted in the reduction to the deferred tax asset, which decreased the respective carrying values of the related disposal group and resulted in an additional gain.
(3)Primarily consists of the impact of finalization of certain working capital adjustments on completed sales and certain costs incurred under the transitional services support agreements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table presents the carrying value of the major classes of assets and liabilities held for sale by disposal group as of March 31, 2025. The carrying values are presented prior to the recognition of the cumulative write-down of $606, which consists of a reversal of a prior period write-down of $76, excluding tax impacts, for the three months ended March 31, 2025.

	At March 31, 2025
	Porcupine (1)	Akyem (1)	Coffee Project (2)	Total
Assets held for sale:
Property, plant and mine development, net	$1,586	$568	$321	$2,475
Other assets	103	226	1	330
Carrying value of assets held for sale	$1,689	$794	$322	$2,805

Liabilities held for sale:
Reclamation and remediation liabilities	$536	$432	$3	$971
Other liabilities	280	56	2	338
Carrying value of liabilities held for sale	$816	$488	$5	$1,309
____________________________
(1)In April 2025, the Company completed the sales of the Akyem and Porcupine reportable segments. Refer to Note 1 for further information.
(2)The Coffee Project is included in Corporate and Other in Note 4.
The following table presents the carrying value of the major classes of assets and liabilities held for sale by disposal group as of December 31, 2024, prior to recognition of the write-down of $699, excluding tax impacts.

	At December 31, 2024
	CC&V (1)	Musselwhite (1)	Porcupine	Éléonore (1)	Akyem	Coffee Project (2)	Total
Assets held for sale:
Property, plant and mine development, net	$170	$1,063	$1,541	$785	$559	$321	$4,439
Other assets	408	39	93	70	258	1	869
Carrying value of assets held for sale	$578	$1,102	$1,634	$855	$817	$322	$5,308

Liabilities held for sale:
Reclamation and remediation liabilities	$334	$82	$563	$87	$427	$3	$1,496
Other liabilities	37	257	223	71	91	2	681
Carrying value of liabilities held for sale	$371	$339	$786	$158	$518	$5	$2,177
____________________________
(1)Divested as of March 31, 2025.
(2)The Coffee Project is included in Corporate and Other in Note 4.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). The reportable segments of the Company comprise each of its 13 mining operations that it manages, which includes its 70.0% proportionate interest in Red Chris, and its 38.5% proportionate interest in Nevada Gold Mines ("NGM") which it does not directly manage. Newmont consolidates Suriname Gold project C.V. (“Merian”) through its wholly-owned subsidiary, Newmont Suriname LLC., as the primary beneficiary of Merian, which is a variable interest entity. The reportable segments at March 31, 2025 include certain reportable segments that are designated as held for sale and exclude those which have been divested. Refer to Note 3 for further information.
In the following tables, Income (loss) before income and mining tax and other items from reportable segments does not reflect general corporate expenses, interest (except project-specific interest) or income and mining taxes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The Company's business activities and operating segments that are not considered reportable, including all equity method investments, are reported in the non-operating segment Corporate and Other, which has been provided for reconciliation purposes.
The CODM uses Income (loss) before income and mining tax and other items to evaluate income generated from segment assets in deciding whether to reinvest profits into the mine operation or reallocate for other capital priorities under the Company's capital allocation strategy. Additionally, the CODM primarily uses this metric to assess performance of the segment, plan and forecast future business operations, and benchmark to competitors.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The financial information relating to the Company’s segments is as follows:

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (3)
Three Months Ended March 31, 2025
Ahafo	$574	$247	$49	$2	$10	$(7)	$273	$2,717	$113
Brucejack	133	83	46	1	2	4	(3)	2,653	16
Red Chris
Gold	45	16	5
Copper	69	35	11
Total Red Chris	114	51	16	2	2	(1)	44	2,614	27
Peñasquito:
Gold	366	106	47
Silver	188	62	28
Lead	42	21	10
Zinc	181	110	45
Total Peñasquito	777	299	130	5	4	1	338	4,700	25
Merian	141	72	15	1	7	—	46	956	15
Cerro Negro	108	78	28	1	5	4	(8)	1,832	48
Yanacocha	279	93	26	45	1	6	108	1,929	4
Boddington:
Gold	414	167	29
Copper	74	38	7
Total Boddington	488	205	36	4	3	2	238	2,402	42
Tanami	210	82	25	1	2	1	99	2,350	131
Cadia:
Gold	316	77	33
Copper	211	71	30
Total Cadia	527	148	63	1	—	19	296	6,315	129
Lihir	455	161	40	3	1	5	245	5,655	45
NGM	626	308	97	3	2	1	215	7,465	102
Held for sale (4)
Porcupine	145	63	1	5	1	(92)	167	1,302	44
Akyem	113	90	3	4	—	2	14	794	8
Total Reportable Segments	4,690	1,980	575	78	40	(55)	2,072	43,684	749
Corporate and Other	—	—	16	11	50	(98)	21	11,835	2
Divested (5)
CC&V	88	39	2	2	—	(3)	48	—	5
Musselwhite	94	33	—	1	—	(18)	78	—	14
Éléonore	138	54	—	1	2	(171)	252	—	12
Consolidated	$5,010	$2,106	$593	$93	$92	$(345)	$2,471	$55,519	$782
____________________________
(1)Other Segment Expenses (Income) for all reportable segments includes Other expense, net and Other income (loss), net. Refer to Notes 7 and 8 respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other.
(2)For the three months ended March 31, 2025, Other Segment Expenses (Income) includes (Gain) loss on sale of assets held for sale which primarily consists of gains on the completed sales of the CC&V, Musselwhite, and Éléonore reportable segments of $2, $19, and $172, respectively. Refer to Note 3 for further information.
(3)Primarily includes a decrease in accrued capital expenditures of $44. Consolidated capital expenditures on a cash basis were $826.
(4)Refer to Note 3 for further information on held for sale. The Coffee development project disposal group is included in Corporate and Other.
(5)In the first quarter of 2025, the Company completed the sales of the CC&V, Musselwhite, and Éléonore reportable segments. Refer to Note 3 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation (1)	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets (1)	Capital Expenditures (3)
Three Months Ended March 31, 2024
Ahafo	$381	$159	$51	$2	$5	$(14)	$178	$2,947	$90
Brucejack	72	74	35	1	—	(1)	(37)	4,167	16
Red Chris:
Gold	16	7	2
Copper	46	31	8
Total Red Chris	62	38	10	—	2	1	11	2,319	35
Peñasquito:
Gold	92	38	15
Silver	201	111	44
Lead	60	36	14
Zinc	124	108	36
Total Peñasquito	477	293	109	5	2	6	62	4,808	32
Merian	155	90	19	1	4	2	39	927	18
Cerro Negro	153	63	30	1	5	3	51	1,717	46
Yanacocha	186	88	28	48	2	—	20	1,865	24
Boddington:
Gold	299	144	26
Copper	77	48	9
Total Boddington	376	192	35	3	1	(12)	157	2,388	28
Tanami	188	82	25	—	8	(9)	82	1,971	85
Cadia:
Gold	248	74	28
Copper	167	67	27
Total Cadia	415	141	55	1	5	(9)	222	6,238	111
Lihir	377	171	35	1	6	1	163	3,906	55
NGM	559	314	107	3	5	2	128	7,421	118
Held for sale (4)
CC&V	59	40	3	3	1	104	(92)	460	5
Musselwhite	101	57	18	1	2	82	(59)	979	26
Porcupine	125	63	23	5	2	(2)	34	1,498	40
Éléonore	116	80	19	1	4	—	12	868	21
Telfer: (5)
Gold	59	70	8
Copper	7	15	2
Total Telfer	66	85	10	3	4	(12)	(24)	706	10
Akyem	155	76	30	3	4	(1)	43	1,043	9
Total Reportable Segments	4,023	2,106	642	82	62	141	990	46,228	769
Corporate and Other	—	—	12	16	44	490	(562)	9,107	4
Consolidated	$4,023	$2,106	$654	$98	$106	$631	$428	$55,335	$773
____________________________
(1)Segment presentation for the prior period has been recast due to the adoption of ASU 2023-07.
(2)Other Segment Expenses (Income) for all reportable segments includes (Gain) loss on sale of assets held for sale, Other expense, net, and Other income (loss), net. Refer to Notes 3, 7, and 8, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other.
(3)Primarily includes a decrease in accrued capital expenditures of $77. Consolidated capital expenditures on a cash basis were $850.
(4)Refer to Note 3 for further information on held for sale. The Coffee development project disposal group is included in Corporate and Other.
(5)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following tables present the Company’s Sales by mining operation, product, and inventory type:

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2025
Ahafo	$574	$—	$574
Brucejack	87	46	133
Red Chris:
Gold	—	45	45
Copper	—	69	69
Total Red Chris	—	114	114
Peñasquito:
Gold	—	366	366
Silver (1)	—	188	188
Lead	—	42	42
Zinc	—	181	181
Total Peñasquito	—	777	777
Merian	137	4	141
Cerro Negro	108	—	108
Yanacocha	270	9	279
Boddington:
Gold	94	320	414
Copper	—	74	74
Total Boddington	94	394	488
Tanami	210	—	210
Cadia:
Gold	30	286	316
Copper	—	211	211
Total Cadia	30	497	527
Lihir	455	—	455
NGM (2)	587	39	626
Held for sale (3)
Porcupine	145	—	145
Akyem	113	—	113
Divested (4)
CC&V	88	—	88
Musselwhite	94	—	94
Éléonore	138	—	138
Consolidated	$3,130	$1,880	$5,010
____________________________
(1)Silver sales from concentrate includes $19 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $589 for the three months ended March 31, 2025.
(3)Refer to Note 3 for further information on held for sale.
(4)In the first quarter of 2025, the Company completed the sales of the CC&V, Musselwhite, and Éléonore reportable segments. Refer to Note 3 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Three Months Ended March 31, 2024
Ahafo	$381	$—	$381
Brucejack	49	23	72
Red Chris
Gold	—	16	16
Copper	—	46	46
Total Red Chris	—	62	62
Peñasquito:
Gold	—	92	92
Silver (1)	—	201	201
Lead	—	60	60
Zinc	—	124	124
Total Peñasquito	—	477	477
Merian	148	7	155
Cerro Negro	153	—	153
Yanacocha	186	—	186
Boddington:
Gold	74	225	299
Copper	—	77	77
Total Boddington	74	302	376
Tanami	188	—	188
Cadia:
Gold	33	215	248
Copper	—	167	167
Total Cadia	33	382	415
Lihir	377	—	377
NGM (2)	529	30	559
Held for sale (3)
CC&V	59	—	59
Musselwhite	101	—	101
Porcupine	125	—	125
Éléonore	116	—	116
Telfer: (4)
Gold	7	52	59
Copper	—	7	7
Total Telfer	7	59	66
Akyem	155	—	155
Consolidated	$2,681	$1,342	$4,023
____________________________
(1)Silver sales from concentrate includes $27 related to non-cash amortization of the silver streaming agreement liability.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $530 for the three months ended March 31, 2024.
(3)Refer to Note 3 for further information on held for sale.
(4)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 for further information.
Trade Receivables and Provisional Sales
At March 31, 2025 and December 31, 2024, Trade receivables consisted primarily of sales from provisionally priced concentrate and other production. The impact to Sales from changes in pricing on provisional sales is an increase of $139 and $40 for the three months ended March 31, 2025 and 2024, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
At March 31, 2025, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	292	$3,127
Copper (pounds, in millions)	101	$4.40
Silver (ounces, in millions)	4	$34.57
Lead (pounds, in millions)	41	$0.91
Zinc (pounds, in millions)	133	$1.29
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2025	2024
Reclamation adjustments and other	$1	$3
Reclamation accretion	87	85
Reclamation expense	88	88

Remediation adjustments and other	3	8
Remediation accretion	2	2
Remediation expense	5	10
Reclamation and remediation	$93	$98
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2025	2024	2025	2024
Balance at January 1,	$7,015	$8,385	$370	$401
Additions, changes in estimates, and other	—	—	—	5
Divestitures (1)	(4)	—	—	—
Payments, net	(87)	(53)	(8)	(6)
Accretion expense	87	85	2	2
Reclassification to Liabilities held for sale (1)	(8)	(1,571)	—	(20)
Balance at March 31,	$7,003	$6,846	$364	$382
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including reclamation and remediation liabilities, were reclassified to Assets held for sale and Liabilities held for sale, respectively. Additionally, in the first quarter of 2025, the Company completed the sale of CC&V, Musselwhite, and Éléonore reportable segments. Refer to Note 3 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2025			At December 31, 2024
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$926	$65	$991	$928	$63	$991
Non-current (2)	6,077	299	6,376	6,087	307	6,394
Total (3)	$7,003	$364	$7,367	$7,015	$370	$7,385
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $4,518 and $4,546 related to Yanacocha at March 31, 2025 and December 31, 2024, respectively.
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
Included in Assets held for sale at March 31, 2025 and December 31, 2024 is $93 and $93, respectively, of restricted cash held for purposes of settling reclamation and remediation obligations at Akyem.
Included in Other non-current assets at March 31, 2025 and December 31, 2024 are $30 and $29, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at March 31, 2025 and December 31, 2024 primarily relate to Ahafo and San Jose Reservoir at Yanacocha.
Included in Other non-current assets at March 31, 2025 and December 31, 2024 are $14 and $15, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at March 31, 2025 and December 31, 2024 primarily relate to San Jose Reservoir at Yanacocha.
Refer to Note 18 for further discussion of reclamation and remediation matters.
NOTE 7     OTHER EXPENSE, NET

	Three Months Ended March 31,
	2025	2024
Impairment charges	$15	$12
Restructuring and severance	9	6
Newcrest transaction and integration costs	4	29
Settlement costs	3	21
Other	12	5
Other expense, net	$43	$73
NOTE 8     OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2025	2024
Interest income	$41	$39
Foreign currency exchange, net	(20)	28
Loss on debt extinguishment (1)	(10)	—
Gain (loss) on asset and investment sales	(5)	9
Other	4	14
Other income (loss), net	$10	$90
____________________________
(1)In the first quarter of 2025, the Company fully redeemed the outstanding 2026 Senior Notes and partially redeemed certain senior notes, resulting in a net loss on extinguishment of $10. Refer to Note 15 for additional information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31, (1)
	2025		2024
Income (loss) before income and mining tax and other items		$2,471		$428

U.S. Federal statutory tax rate	21%	519	21%	90
Reconciling items:
Change in valuation allowance on deferred tax assets	(8)	(197)	(15)	(65)
Foreign rate differential	7	180	15	63
Mining and other taxes (net of associated federal benefit)	3	63	10	43
Tax impact of foreign exchange	—	(8)	7	30
Akyem recognition of DTL for assets held for sale	—	2	27	117
Tax impact of divestitures (2)	3	83	—	—
Other	—	5	(4)	(18)
Income and mining tax expense (benefit)	26%	$647	61%	$260
____________________________
(1)Tax rates may not recalculate due to rounding.
(2)Refer to Note 3 for further information on divestitures.
NOTE 10     FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) or nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025 for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$4,698	$4,698	$—	$—
Restricted cash	32	32	—	—
Trade receivables from provisional concentrate sales	886	—	886	—
Assets held for sale (Note 3) (2)	1,418	—	1,311	107
Equity method investments (3)	413	413	—	—
Marketable and other equity securities (Note 12)	469	469	—	—
Restricted marketable debt securities (Note 12)	14	14	—	—
Derivative assets (Note 11)	364	—	1	363
	$8,294	$5,626	$2,198	$470
Liabilities:
Debt (4)	$7,553	$—	$7,553	$—
Derivative liabilities (Note 11)	98	—	93	5
Indemnification liabilities (5)	65	—	—	65
Other liabilities (6)	131	—	131	—
	$7,847	$—	$7,777	$70

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,619	$3,619	$—	$—
Restricted cash	31	31	—	—
Trade receivables from provisional concentrate sales	993	—	993	—
Assets held for sale (2)	1,840	—	1,168	672
Equity method investments (3)	212	212	—	—
Marketable and other equity securities (Note 12)	305	305	—	—
Restricted marketable debt securities (Note 12)	15	15	—	—
Derivative assets (Note 11)	142	—	—	142
Other assets (7)	61	—	—	61
	$7,218	$4,182	$2,161	$875
Liabilities:
Debt (4)	$8,400	$—	$8,400	$—
Derivative liabilities (Note 11)	143	—	137	6
Other liabilities (6)	51	—	51	—
	$8,594	$—	$8,588	$6
____________________________
(1)Cash and cash equivalents includes short-term deposits that have an original maturity of three months or less.
(2)Assets held for sale at March 31, 2025 and December 31, 2024 includes assets held for sale that were adjusted to their fair value, excluding costs to sell, of $1,418 and $1,840, respectively. The aggregate fair value, excluding costs to sell, of net assets held for sale subject to fair value remeasurement at March 31, 2025 and December 31, 2024 was $597 and $679, respectively.
(3)Consists of the equity investment in Greatland Gold plc ("Greatland") acquired through the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, for which the Company elected the fair value option. Refer to Note 12 for further information.
(4)Debt is carried at amortized cost. The outstanding carrying value was $7,507 and $8,476 at March 31, 2025 and December 31, 2024, respectively. Refer to Note 15 for further information. The fair value measurement of debt was based on an independent third-party pricing source.
(5)Consists of the indemnification recognized related to the sale of the CC&V reportable segment, recognized at fair value at completion of the sale on February 28, 2025. Refer to Note 3 for further information.
(6)Consists of an option acquired through the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, for which the Company elected the fair value option. Refer to Note 12 for further information.
(7)Consists of the contingent payments acquired through the sale of the assets of the Telfer reportable segment that do not meet the definition of a derivative and are considered to be a financial asset for which the Company recorded at fair value at completion of the sale on December 4, 2024.
The Company's indemnification liabilities consist of indemnifications provided by the Company in connection with certain divestitures and are classified as non-recurring within Level 3 of the fair value hierarchy. The indemnification liabilities are initially accounted for at fair value using a scenario-based method, which is a multi-step process under the income approach that estimates value based on the probability-weighted present value of various future outcomes. Various inputs utilized in the valuation included expected future closure costs, discount rates, and inflation assumptions.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2025 and December 31, 2024:

Description	At March 31, 2025	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Assets held for sale	$107	Income approach	Various (1)	Various (1)	Various (1)
Derivative assets:
Hedging instruments (2)	$138	Income approach	Forward power prices	A$29 - A$489	6.75%
Contingent consideration assets	$225	Income approach	Discount rate	6.36% - 16.38%	6.70%
Derivative liabilities (2)	$5	Income approach	Discount rate	5.22% - 5.95%	5.66%
Indemnification liabilities	$65	Income approach	Discount rate (3)	4.38% - 5.75%	4.55%

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Description	At December 31, 2024	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Assets held for sale	$672	Income approach	Various (1)	Various (1)	Various (1)
Derivative assets:
Hedging instruments (2)	$94	Income approach	Forward power prices	A$43 - A$321	6.75%
Contingent consideration assets	$47	Income approach	Discount rate	6.37% - 16.38%	10.67%
Other assets	$61	Income approach	Discount rate	6.60%	6.60%
Derivative liabilities	$5	Income approach	Discount rate	5.22% - 5.95%	5.66%
____________________________
(1)Refer to Note 3 for information on the assumptions and inputs specific to the non-recurring fair value measurement performed relating to assets held for sale.
(2)At March 31, 2025, the current and non-current portion of the Cadia Power Purchase Agreement ("Cadia PPA") of $7 and $131, respectively, are in an asset position. At December 31, 2024, the current portion of the Cadia PPA of $1 is in a liability position and the non-current portion of $95 is in an asset position. Amounts in an asset position are included in Derivative assets within the fair value hierarchy table and amounts in a liability position are included in Derivative liabilities within the fair value hierarchy table.
(3)Other significant inputs on the valuation of the indemnification liabilities include expected future closure costs of the divested CC&V mine.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2024	$142	$142	$6	$6
Acquired through divestments (1)	168	168	—	—
Fair value changes in Other comprehensive income (loss)	43	43	(1)	(1)
Fair value changes in Other income (loss), net	10	10	—	—
Fair value at March 31, 2025	$363	$363	$5	$5

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2023	$635	$635	$5	$5
Transfers out of Level 3 (2)	(76)	(76)	—	—
Fair value changes in Other comprehensive income (loss)	(32)	(32)	—	—
Fair value changes in Other income (loss), net	(6)	(6)	—	—
Fair value changes in Net income (loss) from discontinued operations	4	4	—	—
Fair value at March 31, 2024	$525	$525	$5	$5
____________________________
(1)In the first quarter of 2025, the Company acquired contingent consideration assets through the sales of the CC&V and Musselwhite reportable segments and recognized a guarantee in connection with the CC&V reportable segment sale. Refer to Note 3 for further information.
(2)In the first quarter of 2024, certain amounts relating to the Batu Hijau contingent consideration asset were reclassified from a derivative to a receivable as a result of achieving certain contractual milestones.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11     DERIVATIVE INSTRUMENTS

	At March 31, 2025	At December 31, 2024
Current derivative assets: (1)
Contingent consideration assets (2)	$13	$—
Hedging instruments	7	—
	$20	$—

Non-current derivative assets: (3)
Contingent consideration assets (2)	$212	$47
Hedging instruments	132	95
	$344	$142

Current derivative liabilities: (4)
Contingent consideration liabilities	$2	$2
Hedging instruments	89	136
	$91	$138

Non-current derivative liabilities: (5)
Contingent consideration liabilities	$5	$5
Hedging instruments	2	—
	$7	$5
____________________________
(1)Included in Other current assets.
(2)At March 31, 2025, includes contingent consideration assets acquired through the sales of the CC&V and Musselwhite reportable segments in the first quarter of 2025. Refer to Note 3 for further information.
(3)Included in Derivative assets.
(4)Included in Other current liabilities.
(5)Included in Other non-current liabilities.
Hedging Instruments
Hedging instruments consist of foreign currency cash flow hedges and the Cadia PPA.
Foreign currency cash flow hedges
The Company has implemented various hedge programs in which fixed forward contracts have been entered into to mitigate variability in the USD-functional cash flows associated with specific expenditures. These fixed forward contracts have been designated as foreign currency cash flow hedges for the related forecasted expenditures and were transacted for risk management purposes. Refer to the table below for a summary of these programs at March 31, 2025:

	AUD-denominated capital expenditures	AUD-denominated operating expenditures	CAD-denominated operating expenditures	AUD-denominated capital expenditures
Status:	Active	Active	Active	Matured (1)
Amount entered into: (2)	A$1,365	A$2,763	C$754	A$574
Cash flow type:	Capital expenditures for construction and development	Operating expenditures	Operating expenditures	Capital expenditures for construction and development
Incurred in the periods of:	October 2024 through December 2026	October 2024 through December 2026	October 2024 through December 2026	2023 through 2024
Related to:	Tanami Expansion 2 project; Cadia PC1-2 and PC2-3 ("Cadia Panel Caves"); and Cadia Tailings Project ("Cadia Tails")	Boddington, Tanami, and Cadia operating mines located in Australia	Brucejack and Red Chris operating mines located in Canada	Tanami Expansion 2 project
____________________________
(1)The hedge program matured in 2024 and a gain of $7 remains in Accumulated other comprehensive income (loss) as of March 31, 2025.
(2)Subsequent to March 31, 2025 and prior to filing, the Company entered into an additional A$21, A$177, and C$32 relating to the programs, respectively.

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
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts will be reclassified to earnings immediately. For the foreign currency cash flow hedges related to capital expenditures, amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Depreciation and amortization after the respective project reaches commercial production. For the foreign currency cash flow hedges related to operating expenditures, amounts recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Costs applicable to sales in the month that the operating expenditures are incurred.
Cadia PPA
The Cadia PPA is a 15-year renewable power purchase agreement acquired by the Company through the Newcrest transaction. The Company has designated the Cadia PPA as a cash flow hedge to mitigate the variability in cash flows related to approximately 40 percent of forecasted purchases of power at the Cadia mine for a 15-year period beginning in July 2024. Additionally, the Cadia PPA will provide the Company with access to large scale generation certificates which the Company intends to surrender to achieve a reduction in its greenhouse gas emissions.
To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal.
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and will be reclassified to earnings during the period in which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts in Accumulated other comprehensive income (loss) will be reclassified to earnings immediately. For the Cadia PPA cash flow hedge, amounts recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings through Costs applicable to sales the period in which the related hedged electricity is purchased, which began in July 2024.
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At March 31, 2025	At December 31, 2024
Hedging instrument assets:
Cadia PPA cash flow hedge, current (1)	$7	$—
Cadia PPA cash flow hedge, non-current (2)	131	95
Foreign currency cash flow hedges, non-current (2)	1	—
	$139	$95

Hedging instrument liabilities:
Foreign currency cash flow hedges, current (3)	$89	$135
Cadia PPA cash flow hedge, current (3)	—	1
Foreign currency cash flow hedges, non-current (4)	2	—
	$91	$136
____________________________
(1)Included in Other current assets.
(2)Included in Derivative assets.
(3)Included in Other current liabilities.
(4)Included in Other non-current liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Three Months Ended March 31,
	2025	2024
Loss (gain) on cash flow hedges:
Foreign currency cash flow hedges (1)	$22	$—
Cadia PPA cash flow hedge (2)	3	—
Interest rate contracts (3)	1	1
	$26	$1
____________________________
(1)As of March 31, 2025, $60 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months.
(2)As of March 31, 2025, $10 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months.
(3)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of the 2022 Senior Notes, 2035 Senior Notes, 2039 Senior Notes, and 2042 Senior Notes. The related gains and losses are reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net of capitalized interest over the term of the respective hedged notes.
Contingent Consideration Assets and Liabilities
Contingent consideration assets and liabilities are comprised of contingent consideration to be received or paid by the Company in conjunction with various sales of assets and investments with future payment contingent upon meeting certain milestones. These contingent consideration assets and liabilities are accounted for at fair value and consist of financial instruments that meet the definition of a derivative but are not designated for hedge accounting under ASC 815. Refer to Note 10 for further information regarding the fair value of the contingent consideration assets and liabilities.
The Company had the following contingent consideration assets and liabilities:

	At March 31, 2025	At December 31, 2024
Contingent consideration assets: (1)
CC&V (2)	$154	$—
Red Lake	39	36
Musselwhite (2)	21	—
Other	11	11
	$225	$47

Contingent consideration liabilities: (3)	$7	$7
____________________________
(1)Included in Derivative assets.
(2)Received as part of the divestitures incurred in the first quarter of 2025. Refer to Note 3 for further information.
(3)At March 31, 2025 and December 31, 2024, $2 and $5 is included in Other current liabilities and Other non-current liabilities, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12     INVESTMENTS

	At March 31, 2025	At December 31, 2024
Current investments:
Marketable and other equity securities	$18	$21

Non-current investments:
Marketable and other equity securities (1)	$476	$309

Equity method investments:
Pueblo Viejo Mine (40%)	1,516	1,516
NuevaUnión Project (50%)	970	961
Lundin Gold Inc. (32%)	941	941
Norte Abierto Project (50%)	540	532
Greatland (20%) (2)	413	212
	4,380	4,162
	$4,856	$4,471

Non-current restricted investments: (3)
Marketable debt securities	$14	$15
____________________________
(1)At March 31, 2025 and December 31, 2024, includes $25 accounted for under the measurement alternative.
(2)Acquired through the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024 and accounted for under the fair value option.
(3)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 6 for further information regarding these amounts.
Equity method investments
For the three months ended March 31, 2025, Equity income (loss) of affiliates primarily consisted of income from Pueblo Viejo and Lundin Gold Inc. ("Lundin Gold") of $44 and $27, respectively. For the three months ended March 31, 2024, Equity income (loss) of affiliates primarily consisted of income from Pueblo Viejo of $18.
Pueblo Viejo
As of March 31, 2025 and December 31, 2024, the Company had outstanding stockholder loans to Pueblo Viejo of $500 and $486, with accrued interest of $29 and $19, respectively, included in the Pueblo Viejo equity method investment.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $155 and $122 for the three months ended March 31, 2025 and 2024, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of March 31, 2025 or December 31, 2024.
Lundin Gold Inc.
Lundin Gold is accounted for on a quarterly lag. At March 31, 2025, the calculated fair value, based on quoted closing prices of publicly traded shares, of the Company's investment in Lundin Gold was $2,380.
The Company had the right to purchase 50% of gold produced from Lundin Gold at a price determined based on delivery dates and a defined quotational period and resold the ounces purchased to third parties under an offtake agreement acquired through the Newcrest transaction (the "Offtake agreement"). In the second quarter of 2024, the Company sold the Offtake agreement to Lundin Gold resulting in settlement of the rights under the Offtake agreement. As a result, no purchases were incurred for the first quarter of 2025.
For three months ended March 31, 2024, total payments made to Lundin Gold under the Offtake agreement for gold purchased were $80 and were recognized net of subsequent sales in Other income (loss), net with the net amount being immaterial. There was no payable due to Lundin Gold for gold purchases as of December 31, 2024.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Greatland
The Company acquired a 20% interest in Greatland, resulting in 2.7 billion shares, in connection with the sale of the assets of the Telfer reportable segment in December 2024. The Company accounts for its investment in Greatland as an equity method investment, included in Investments, for which the Company elected the fair value option as it believes it best reflects the economics of the underlying transaction. The shares are subject to a sale restriction period of one-year following the date of close.
The equity held in Greatland contains an option in which a third party has the ability to acquire 1.3 billion of the Company's Greatland shares at a set price exercisable for four years (the "Greatland Option"). The Greatland Option does not meet the definition of a derivative and is considered to be a financial liability, for which the Company has elected the fair value option. The Company believes the fair value option best reflects the economics of the underlying transaction. The Greatland Option is included in Other non-current liabilities at a fair value of $131 and $51 at March 31, 2025 and December 31, 2024, respectively.
Under the fair value option, changes in the fair value of the instrument are recognized through earnings each reporting period in Other income (loss), net. For the three months ended March 31, 2025, a gain (loss) of $201 and $(80) was recognized in Other income (loss), net, related to the Greatland equity method investment and Greatland Option, respectively.
NOTE 13     INVENTORIES

	At March 31, 2025	At December 31, 2024
Materials and supplies	$1,072	$1,081
In-process	166	118
Concentrate	140	148
Precious metals	115	76
Inventories (1)	$1,493	$1,423
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Inventories of $75 and $185 were reclassified to Assets held for sale at March 31, 2025 and December 31, 2024, respectively. Refer to Note 3 for additional information.
NOTE 14     STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2025 (1)			At December 31, 2024 (1)
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$628	$164	$792	$624	$137	$761
Non-current	2,222	187	2,409	2,072	194	2,266
Total	$2,850	$351	$3,201	$2,696	$331	$3,027
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Stockpiles and ore on leach pads of $57 and $374 were reclassified to Assets held for sale at March 31, 2025 and December 31, 2024, respectively. Refer to Note 3 for additional information.
NOTE 15     DEBT
Scheduled minimum debt repayments are as follows:

At March 31, 2025
Year Ending December 31,
2025 (for the remainder of 2025)	$—
2026	—
2027	—
2028	—
2029	635
Thereafter	7,175
Total face value of debt outstanding	7,810
Unamortized premiums, discounts, and issuance costs	(303)
Debt	$7,507

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Debt Extinguishment
In February 2025, the Company fully redeemed all of the outstanding 2026 Senior Notes, resulting in a loss on extinguishment of $13 for the three months ended March 31, 2025, recognized in Other income (loss), net. The 2026 Senior Notes were fully redeemed for a redemption price of $957, which consisted of the principal amount of the outstanding 2026 Senior Notes of $928, accrued and unpaid interest of $19 in accordance with the terms of the 2026 Senior Notes, and a make-whole provision of $10.
During the first quarter of 2025, the Company partially redeemed certain senior notes, resulting in a gain on extinguishment of $3 for the three months ended March 31, 2025, recognized in Other income (loss), net. The gain includes the write-off of unamortized premiums, discounts, and issuance costs of $3 for the three months ended March 31, 2025 related to the partially redeemed senior notes. The following table summarizes the partial redemptions:

	Three Months Ended March 31, 2025
	Settled Notional Amount	Total Repurchase Amount
$700 2.80% Senior Notes due October 2029	$3	$3
$650 3.25% Senior Notes due May 2030	18	17
$1,000 2.25% Senior Notes due October 2030	1	1
$1,000 2.60% Senior Notes due July 2032	31	26
	$53	$47
Subsequent to March 31, 2025 and through the date of filing, the Company partially redeemed an additional $22 of debt.
NOTE 16     OTHER LIABILITIES

	At March 31, 2025	At December 31, 2024
Other current liabilities:
Reclamation and remediation liabilities	$991	$991
Accrued operating costs (1)	376	404
Accrued royalties	178	165
Accrued capital expenditures	175	208
Accrued interest	108	97
Hedging instruments (2)	89	136
Payables to NGM (3)	77	115
Other (4)	363	365
	$2,357	$2,481

Other non-current liabilities:
Greatland Option (5)	$131	$51
Income and mining taxes (6)	125	125
Indemnification liabilities (7)	65	—
Other (8)	109	112
	$430	$288
____________________________
(1)In the first quarter of 2025, the Company paid $116 to the Worsley JV related to the waiver of certain rights within the cross-operation agreement that confers priority to the bauxite operations at the Boddington mine. This payment is included in other investing activities in the Condensed Consolidated Statement of Cash Flows.
(2)Refer to Note 11 for additional information.
(3)Primarily consists of amounts due to NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are included in Other current assets.
(4)Primarily consists of the current portion of the silver streaming agreement liability.
(5)Acquired through the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024 and accounted for under the fair value option. Refer to Note 12 for further information.
(6)Primarily consists of unrecognized tax benefits, including penalties and interest.
(7)Consists of the indemnification recognized related to the sale of the CC&V reportable segment. Refer to Note 3 for further information.
(8)Primarily consists of the non-current portion of operating lease liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Hedge Instruments	Other Adjustments	Total
Balance at December 31, 2024	$(193)	$98	$(95)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	42	(4)	38
(Gain) loss reclassified from accumulated other comprehensive income (loss)	18	—	18
Other comprehensive income (loss)	60	(4)	56
Balance at March 31, 2025	$(133)	$94	$(39)
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in the non-operating segment Corporate and Other. The Yanacocha matters relate to the Yanacocha reportable segment. The CC&V matter relates to the CC&V reportable segment. The Goldcorp Canada matters relate to the Porcupine reportable segment. The Cadia matter relates to the Cadia reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Ahafo and Akyem reportable segments, respectively.
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
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all currently applicable water discharge requirements. The Company’s current asset retirement obligation includes the construction of two new water treatment plants expected to be in operation during 2027 and post-closure management.
The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. The ultimate water treatment costs remain uncertain as studies and opportunity assessments continue. These and other additional risks and contingencies that are the subject of ongoing studies, including, but not limited to, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and water management system, and review of post-closure management costs, could result in future material increases to the reclamation obligation at Yanacocha.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont owned through February 28, 2025
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring, with the monitoring data accumulated since the mid-1970s indicating consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, this changed with the January 2021 permit updates, when the regulator imposed new water quality limits. The Settlement Agreement involves the evaluation of a reasonable and achievable timeline for treatment and permit compliance, acknowledging the lack of readily available technology, and the need to spend three years to study and select the technological solution, with three additional years to construct, bringing full permit compliance to the November 2027 timeframe. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, and is also working with regulators on the Discharger Specific Variance ("DSV") to identify highest feasible alternative treatment in the context, based on limits such as area topography. CC&V formally submitted its proposal for the DSV and the matter will be presented to the Water Quality Control Commission in a June 2025 rulemaking hearing. Depending on the outcome of the hearing and the plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required. On February 28, 2025, the Company completed the sale of the CC&V reportable segment to SSR. Under the terms of the agreement with SSR, Newmont expects to receive deferred cash contingent consideration upon certain regulatory approvals, one of which being resolution of regulatory applications relating to the Carlton Tunnel. In addition, upon completion of an updated regulator-approved closure plan and in the event aggregate closure costs at CC&V exceed $500, Newmont will be responsible for funding 90% of the incremental closure costs in such updated closure plan, either on an as-incurred basis or pursuant to a net present value lump sum payment option. Refer to Note 3 for further information on the sale of the CC&V reportable segment.
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA approved the WTP design in 2021. Construction of the effluent pipeline began in 2021, and construction of the new WTP began in 2022. The WTP and effluent pipeline are expected to be operating in 2026.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $163, assumed 100% by Newmont, at March 31, 2025.
Goldcorp Canada Ltd. - 100% Newmont
Porcupine mine site. The Porcupine complex is comprised of active open pit and underground mining operations as well as inactive, legacy sites from its extensive history of mining gold in and around the city of Timmins, Ontario since the early 1900s. As a

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
result of these primarily historic mining activities, there are mine hazards in the area that could require some form of reclamation. The Company conducted studies to better catalog, prioritize, and update its existing information of these historical mine hazards, to inform its closure plans and estimated closure costs.
Refer to Note 1 for further information regarding the recently completed sale of the Porcupine reportable segment on April 15, 2025. Pursuant to the sale, this reclamation obligation transferred to the buyer.
Cadia Holdings Pty Ltd. - 100% Newmont Owned
Cadia mine site. Cadia Holdings Pty Ltd. (“Cadia Holdings”) is a wholly owned subsidiary of Newcrest, which was acquired by Newmont in November 2023. The mine site is subject to regulations by the New South Wales Environment Protection Authority (the “NSW EPA”). In October 2023, the NSW EPA commenced proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. In 2024, Cadia Holdings entered a plea of not guilty to the charges related to the allegations. These proceedings have been adjourned for further directions in May 2025.
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
On August 16, 2021, International Royalty Corporation (“IRC”), a wholly-owned subsidiary of Royal Gold, filed an action in the Supreme Court of Nova Scotia against Newmont Corporation, Newmont Canada Corporation, Newmont Canada FN Holdings ULC (collectively "Newmont"), and certain Kirkland defendants (collectively "Kirkland"). IRC alleges the Kirkland Agreement is oppressive to the interests of Royal Gold under the Nova Scotia Companies Act and the Canada Business Corporations Act, and that, by entering into the Kirkland Agreement, Newmont breached its contractual obligations to Royal Gold. IRC seeks declaratory relief, and $350 in alleged royalty payments that it claims Newmont expected to pay under the Holt royalty obligation, but for the Kirkland Agreement. Kirkland filed a motion seeking dismissal of the case against it, which the court granted in October 2022. Newmont submitted its statement of defense on February 27, 2023, and a motion for summary judgment on January 12, 2024. The motion for summary judgment was denied on May 27, 2024, and the parties are now engaged in the discovery phase of the case. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
Newmont Ghana Gold Limited and Newmont Golden Ridge Limited - 100% Newmont Owned (through April 15, 2025, in respect to Newmont Golden Ridge Limited)
On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”), filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana, the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament; NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and NGRL January 19, 2010 mining lease; ratified by Parliament on December 3, 2015. The writ alleges that any mineral exploitation prior to Parliamentary ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) a declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliamentary ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent; and (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome. On April 15, 2025, the Company completed the sale of the Akyem reportable segment. Refer to Note 1 for further information. In the case of an adverse final judgment pursuant to a non-appealable governmental order, if any, the Company would be required to indemnify the buyer for certain fines, penalties and disgorgements attributable to the period from the date of the Company’s commencement of commercial production under the mining leases in October 2013 to the date on which the mining leases were ratified by Parliament on December 3, 2015.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believed the 2011 reorganization was subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputed this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and the Company is currently awaiting the judgement, which is expected during the second quarter of 2025. The Company cannot reasonably predict the outcome.
Newmont Corporation and Goldcorp Canada Ltd. – 100% Newmont Owned
On November 20, 2024, Taykwa Tagamou Nation (“TTN") filed a Statement of Claim in the Ontario Superior Court of Justice against the Ontario government, as well as Newmont Corporation and Goldcorp Canada Ltd. (collectively “Newmont”), alleging that the resumption of open pit mining at the Pamour mine in Timmins, Ontario, Canada would be without proper consultation or consideration of the cumulative impacts of TTN’s traditional territory and Aboriginal rights, and as such, the associated environmental permits previously issued by the Ontario government with respect to Pamour ought to be revoked. TTN is seeking, amongst other things: (i) a stay of all activities authorized under the permits until the case is resolved, (ii) a declaration that Ontario breached its duty to consult and violated Treaty No. 9, and section 35 of the Constitution Act (Canada) 1982, and (iii) general and aggravated damages. Newmont remains steadfast in its commitment to foster meaningful and productive relationships with First Nation communities in Canada, and had undertaken appropriate consultations with various community stakeholders, including TTN and other First Nation groups in the Timmins area – as such, the permits were properly issued by the government. Newmont is vigorously defending this matter, but cannot reasonably predict the outcome.
Refer to Note 1 for further information regarding the recently completed sale of the Porcupine reportable segment, which is the focus of this case and for which liability has transferred to the buyer as of April 15, 2025.
Newmont Corporation
Karas v. Newmont Corp., et al. On January 31, 2025, a putative class action lawsuit was filed against Newmont and Newmont’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer in the United States District Court for the District of Colorado. The action was brought on behalf of an alleged class of Newmont stockholders who owned stock between February 22, 2024 and October 23, 2024 (the alleged class period). Plaintiffs allege that the defendants made a series of materially false and misleading statements and/or omissions during the alleged class period regarding the Company’s projected revenue outlook and ability to deliver higher grades of gold and mineral production in violation of federal securities laws. Plaintiffs further allege that the purported class members suffered losses and damages resulting from declines in the market value of Newmont’s common stock after the Company announced its third quarter 2024 results and updated guidance on October 23, 2024. Plaintiffs seek unspecified monetary damages and other relief. Newmont intends to vigorously defend this matter, but cannot reasonably predict the outcome. On April 1, 2025, certain putative class members filed motions to be appointed lead plaintiffs in the case.
Gunderson v. Palmer et al.; Levin v. Palmer et al.; Chin v. Palmer et al.; and Harris v. Palmer et al. On February 21, February 28, March 20, and April 4, 2025, respectively, purported Newmont stockholders filed putative derivative complaints nominally on behalf of Newmont against Newmont’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Colorado. While the allegations and asserted claims vary among the actions, the complaints, taken collectively, generally raise similar allegations as the complaint in Karas with respect to the same or similar statements regarding the Company’s business, as well as, among other things, allegations that the Company lacked adequate internal controls and oversight over risk management, made materially false and misleading statements in the Company’s 2024 proxy statement, and that there were improper share repurchases by the Company and stock sales by the Company’s Chief Executive Officer during the period February 22, 2024 to October 23, 2024, and assert claims under federal securities law (other than in the Chin case) and Delaware state law. Plaintiffs seek unspecified monetary damages, restitution, disgorgement and other relief, including reforms to the Company’s corporate governance. On March 19, 2025, on motion from plaintiffs in Gunderson and Levin, the court consolidated Levin into Gunderson, and appointed lead plaintiffs in the consolidated case.
Newmont intends to vigorously defend these matters, but cannot reasonably predict the outcome of any matter.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At March 31, 2025 and December 31, 2024, there were $2,341 and $2,086, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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
Refer to Note 25 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025 for information on the Company's contingent payments.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.
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
Refer to the Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and non-GAAP Financial Measures for information about the continued impacts from inflationary pressures, effects of certain countermeasures taken by central banks, and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations, as well as impacts on the timing and cost of capital expenditures and the risk of potential impairment to certain assets. Refer to discussion of Risk and Uncertainties within Note 2 to the Condensed Consolidated Financial Statements for further information.
Divestiture of Non-Core Assets
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included CC&V, Musselwhite, Porcupine, Éléonore, Telfer, Akyem, and the Coffee development project in Canada. In February 2024, the Company concluded that these non-core assets and the development project met the accounting requirements to be presented as held for sale in the first quarter of 2024, based on progress made through our active sales program and management’s expectation that the sale is probable and will be completed within 12 months. While the Company remains committed to a plan to sell these assets for a fair price, there is a possibility that the assets held for sale may exceed one year due to events or circumstances beyond the Company's control.
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024 and completed the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025. On April 15, 2025, the Company completed the sale of the Akyem and Porcupine reportable segments to Zijin Mining Group Co., Ltd. and Discovery Silver Corp., respectively, for total pre-tax cash proceeds of $1,088, net of working capital adjustments. The Company is currently evaluating the impact of the Akyem and Porcupine completed sales on its consolidated financial statements.
Assets classified as held for sale are recorded at the lower of the carrying value or fair value, less costs to sell and are periodically valued until sale occurs with any resulting gain or loss recognized in (Gain) loss on sale of assets held for sale. Additionally, gains or losses recognized on the completion of the sale are recognized in (Gain) loss on sale of assets held for sale.
As a result, for the three months ended March 31, 2025 a gain of $276 was recognized within (Gain) loss on sale of assets held for sale primarily resulting from the completion of the sales of the CC&V, Musselwhite, and Éléonore reportable segments. For the three months ended March 31, 2024, a loss of $485 was recognized within (Gain) loss on sale of assets held for sale consisting of write-downs on assets held for sale of $352 and a resulting tax impact of $133.
Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on divestitures.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,891	$166	$1,725
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.68	$0.15	$1.53
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended March 31, 2025, compared to the same period in 2024, is primarily due to (i) an increase in Sales resulting from higher average realized gold prices, (ii) a net gain recognized within (Gain) loss on sale of assets held for sale largely resulting from the completion of the sales of the CC&V, Musselwhite, and Éléonore reportable segments compared to a loss in the prior period as a result of write-downs on assets held for sale, and (iii) an increase in unrealized gains on the change in fair value of investments and options. This increase was partially offset by the increase in income tax expense recognized within Income and mining tax benefit (expense).
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Gold	$4,245	$3,341	$904
Copper	354	297	57
Silver	188	201	(13)
Lead	42	60	(18)
Zinc	181	124	57
	$5,010	$4,023	$987

	Three Months Ended March 31, 2025
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$4,167	$324	$157	$43	$207
Provisional pricing mark-to-market	92	34	19	—	(6)
Silver streaming amortization	—	—	19	—	—
Gross after provisional pricing and streaming impact	4,259	358	195	43	201
Treatment and refining charges	(14)	(4)	(7)	(1)	(20)
Net	$4,245	$354	$188	$42	$181
Consolidated ounces/pounds sold (1)(2)	1,442	76	6	47	161
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$2,890	$4.25	$25.23	$0.91	$1.28
Provisional pricing mark-to-market	64	0.45	3.03	—	(0.03)
Silver streaming amortization	—	—	3.04	—	—
Gross after provisional pricing and streaming impact	2,954	4.70	31.30	0.91	1.25
Treatment and refining charges	(10)	(0.05)	(1.18)	(0.02)	(0.12)
Net	$2,944	$4.65	$30.12	$0.89	$1.13
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the three months ended March 31, 2025 the Company sold 35 thousand tonnes of copper, 21 thousand tonnes of lead, and 73 thousand tonnes of zinc.
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
The change in consolidated Sales is due to:

	Three Months Ended March 31,
	2025 vs. 2024
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$1,230	$48	$60	$(1)	$26
Increase (decrease) in consolidated ounces/pounds sold	(330)	(15)	(78)	(17)	29
Decrease (increase) in treatment and refining charges	4	24	5	—	2
	$904	$57	$(13)	$(18)	$57
For discussion regarding drivers impacting sales volumes by site, see Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Gold	$1,769	$1,690	$79
Copper	144	161	(17)
Silver	62	111	(49)
Lead	21	36	(15)
Zinc	110	108	2
	$2,106	$2,106	$—
Costs applicable to sales for the three months ended March 31, 2025 was in-line with same period in 2024, primarily as a result of an increase in Costs applicable to sales at Ahafo due to higher third-party royalties, offset by a decease in Costs applicable to sales resulting from the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, see Results of Consolidated Operations below.

The details of our Depreciation and amortization are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Gold	$446	$502	$(56)
Copper	48	46	2
Silver	28	44	(16)
Lead	10	14	(4)
Zinc	45	36	9
Other	16	12	4
	$593	$654	$(61)
The decrease in Depreciation and amortization for the three months ended March 31, 2025, compared to the same period in 2024, is primarily due to the cessation of depreciation and amortization beginning in March 2024 for sites classified as held for sale, partially offset by higher depreciation rates at Peñasquito as a result of higher gold ounces mined and higher depreciation rates from change in reserves.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, see Results of Consolidated Operations below.
Interest expense, net of capitalized interest was $79 and $93 during the three months ended March 31, 2025 and 2024, respectively. Interest expense, net of capitalized interest decreased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the reduction in Debt which was driven by the full redemption the outstanding 2026 Senior Notes and the partial redemption of certain senior notes. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
Income and mining tax expense (benefit) was $647 and $260 during the three months ended March 31, 2025 and 2024, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended
	March 31, 2025					March 31, 2024
	Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision		Income (Loss) (1)	Effective Tax Rate		Income Tax (Benefit) Provision
Nevada	$220	17%		$38		$129	7%		$9
CC&V	(161)	55		(88)		(93)	22		(20)
Corporate & Other	287	8		24		(88)	(106)		93
Total US	346	(8)		(26)		(52)	(158)		82
Australia	652	25		163		331	36		120
Ghana	271	34		93		209	32		66
Suriname	32	25		8		25	24		6
Peru	114	44		50		27	15		4
Canada	522	32		165		(363)	34		(123)
Mexico	323	39		127		56	66		37
Argentina	(31)	52		(16)		29	—		—
Papua New Guinea	241	29		71		159	31		49
Other Foreign	1	—		—		7	—		—
Rate adjustments	—	N/A		12	(2)	—	N/A		19	(2)
Consolidated	$2,471	26%	(3)	$647		$428	61%	(3)	$260
____________________________
(1)Represents income (loss) from continuing operations by geographic location before income taxes and equity income (loss) of affiliates. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4 to the Condensed Consolidated Financial Statements.
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
The Organisation for Economic Co-operation and Development has issued the Global Anti-Base Erosion Model Rules (“Pillar II”) which generally provides for multinational organizations to have a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate, which went into effect in 2024. As Newmont primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to the consolidated financial statements.
Refer to the Notes to the Condensed Consolidated Financial Statements for explanations of other financial statement line items.
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead, and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2025 GEO Price	$1,700	$3.50	$20.00	$0.90	$1.20
2024 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024	2025	2024
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	205	190	$1,238	$865	$246	$278	$1,462	$1,010
Brucejack	41	37	$1,800	$2,175	$1,001	$1,045	$2,230	$2,580
Red Chris	14	6	$1,106	$940	$344	$244	$1,322	$1,277
Peñasquito	123	45	$898	$853	$400	$334	$1,091	$1,079
Merian	62	76	$1,497	$1,221	$316	$263	$1,864	$1,530
Cerro Negro (3)	28	81	$2,063	$861	$747	$400	$2,857	$1,120
Yanacocha	105	91	$961	$972	$270	$308	$1,170	$1,123
Boddington	126	142	$1,239	$1,016	$214	$181	$1,544	$1,242
Tanami	78	90	$1,087	$902	$328	$276	$1,659	$1,149
Cadia	103	122	$794	$648	$334	$246	$1,184	$989
Lihir	164	181	$1,009	$936	$251	$193	$1,339	$1,256
NGM	216	264	$1,426	$1,177	$446	$401	$1,789	$1,576
Held for sale (4)
Porcupine	47	61	$1,241	$1,042	$19	$378	$1,728	$1,470
Akyem	37	69	$2,292	$1,006	$68	$396	$2,594	$1,254
Divested (5)
CC&V	28	28	$1,421	$1,394	$62	$119	$1,708	$1,735
Musselwhite	33	49	$1,039	$1,175	$—	$367	$1,530	$1,766
Éléonore	50	56	$1,104	$1,441	$—	$348	$1,403	$1,920
Telfer	—	31	$—	$2,632	$—	$303	$—	$3,017
Total/Weighted-Average (6)	1,460	1,619	$1,227	$1,057	$320	$322	$1,651	$1,439
Merian (25%)	(15)	(19)
Attributable to Newmont	1,445	1,600

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (7)	32	28	$1,100	$1,011	$353	$262	$1,334	$1,400
Peñasquito (8)	191	288	$910	$843	$390	$311	$1,189	$1,102
Boddington (9)	30	49	$1,195	$942	$213	$175	$1,489	$1,081
Cadia (10)	95	118	$764	$594	$331	$242	$1,171	$1,027
Divested (5)
Telfer (11)	—	6	$—	$2,882	$—	$354	$—	$3,745
Total/Weighted-Average (6)	348	489	$915	$829	$356	$279	$1,275	$1,148

Copper	(tonnes in thousands)
Red Chris (7)	7	5
Boddington (9)	7	9
Cadia (10)	21	21
Divested (5)
Telfer (11)	—	1
Total/Weighted-Average	35	36

Lead	(tonnes in thousands)
Peñasquito (8)	22	28

Zinc	(tonnes in thousands)
Peñasquito (8)	59	58

Attributable gold from equity method investments (12)	(ounces in thousands)
Pueblo Viejo (40%)	49	54
Fruta del Norte (13)	43	21
Attributable to Newmont	92	75
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.

(3)During the first quarter of 2025, mining and processing operations at the site were temporarily suspended due to safety events (the "Cerro Negro shutdowns"). Full operations resumed in April 2025.
(4)Consists of sites remaining designated as held for sale at March 31, 2025. Sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization at these sites in March 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(5)In the first quarter of 2025, the Company completed the sales of the CC&V, Musselwhite, and Éléonore reportable segments. In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. Additionally, as a result of the sales, the comparative results of operations for the first quarter are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(6)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(7)For the three months ended March 31, 2025 and 2024, Red Chris produced 16 million and 11 million pounds of copper, respectively.
(8)For the three months ended March 31, 2025, Peñasquito produced 6 million ounces of silver, 49 million pounds of lead and 131 million pounds of zinc. For the three months ended March 31, 2024, Peñasquito produced 9 million ounces of silver, 61 million pounds of lead and 127 million pounds of zinc.
(9)For the three months ended March 31, 2025 and 2024, Boddington produced 14 million and 20 million pounds of copper, respectively.
(10)For the three months ended March 31, 2025 and 2024, Cadia produced 46 million and 47 million pounds of copper, respectively.
(11)For the three months ended March 31, 2024, Telfer produced 3 million pounds of copper.
(12)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(13)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag. Due to the quarter lag, comparative results of operations are not meaningful for the three months ended March 31, 2025.
Three Months Ended March 31, 2025 compared to 2024
Ahafo, Ghana. Gold production increased 8% primarily due to higher ore grade milled and a lower buildup of in-circuit inventory, partially offset by lower mill throughput. Costs applicable to sales per gold ounce increased 43% primarily due to higher third-party royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 12% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 45% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Brucejack, Canada. Gold production increased 11% primarily due to higher mill throughput, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 17% primarily due to higher gold ounces sold and lower contracted service costs, partially offset by higher underground maintenance costs. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce decreased 14% primarily due to lower Costs applicable to sales per gold.
Red Chris, Canada. Gold production increased 133% primarily due to higher ore grade milled. Gold equivalent ounces - other metals production increased 14% primarily due to higher other metals produced of 38% as a result of higher ore grade milled, partially offset by a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 24%. Costs applicable to sales per gold ounce increased 18% primarily due to higher equipment and mill maintenance costs, partially offset by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals sold increased 9% primarily due higher equipment and mill maintenance costs. Depreciation and amortization per gold ounce was increased 41% primarily due to higher depreciation rates as a result of higher gold ounces mined, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 35% primarily due to higher depreciation rates as a result of higher gold equivalent ounces - other metals mined. All-in sustaining costs per gold ounce were generally in line to the prior year. All-in sustaining costs per gold equivalent ounce – other metals decreased 5% primarily due to lower treatment and refining costs, partially offset by higher Costs applicable to sales per gold equivalent ounce - other metals.
Peñasquito, Mexico. Gold production increased 173% primarily due to higher ore grade milled as a result of mine sequencing and higher mill recovery, partially offset by higher buildup of in-circuit inventory. Gold equivalent ounces - other metals production decreased 34% primarily due to lower other metals produced of 18% as a result of lower ore grade milled due to mine sequencing, as well as a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 16%. Costs applicable to sales per gold ounce increased 5% primarily due to higher allocation of direct costs to gold, higher workers participation costs, higher mill maintenance costs, and higher royalties, partially offset by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 8% primarily due to lower gold equivalent ounces - other metals sold, higher worker’s participation costs, and higher royalties, partially offset by a lower allocation to direct cost to gold equivalent ounces - other metals. Depreciation and amortization per gold ounce increased 20% primarily due to higher depreciation rates as a result of higher gold ounces mined, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounces – other metals increased 25% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce were generally in line with the prior year. All-in sustaining costs per gold equivalent ounce – other metals increased 8% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals.
Merian, Suriname. Gold production decreased 18% primarily due to lower mill throughput, lower ore grade milled and lower mill recovery. Costs applicable to sales per gold ounce increased 23% primarily due to lower gold ounces sold, partially offset by a higher buildup of finished goods inventory. Depreciation and amortization per gold ounce increased 20% primarily due to lower gold ounces sold, partially offset by a higher buildup of finished goods inventory. All-in sustaining costs per gold ounce increased 22% primarily due to higher Costs applicable to sales per gold ounce.
Cerro Negro, Argentina. Gold production decreased 65% primarily due to lower mill throughput as a result of the Cerro Negro shutdowns. Costs applicable to sales per gold ounce increased 140% primarily due to lower gold ounces sold and a drawdown of inventory as a result of the Cerro Negro shutdowns, and higher labor cost. Depreciation and amortization per gold ounce increased 87% primarily due to lower gold ounces sold as a result of the Cerro Negro shutdowns. All-in sustaining costs per gold ounce increased 155% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Yanacocha, Peru. Gold production increased 15% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 12% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce were generally in line with the prior year.
Boddington, Australia. Gold production decreased 11% primarily due to lower ore grade milled. Gold equivalent ounces – other metals production decreased 39% primarily due to lower other metals produced of 27% as a result of lower ore grade milled, as well as the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 12%. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold and higher royalties. Costs applicable to sales per gold equivalent ounce – other metals sold increased 27% primarily due to lower gold equivalent ounces - other metals sold and higher royalties. Depreciation and amortization per gold ounce increased 18% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 22% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 24% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 38% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production decreased 13% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 21% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce increased 19% primarily due to lower gold ounces sold. All-in sustaining costs increased 44% primarily due to higher sustaining capital spend and higher Costs applicable to sales per gold ounce.
Cadia, Australia. Gold production decreased 16% primarily due to lower ore grade milled, partially offset by higher mill throughput. Gold equivalent ounces – other metals production decreased 19% primarily as a result a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced. Costs applicable to sales per gold ounce increased 23% primarily due to lower gold ounces sold, higher energy costs, and higher labor costs, partially offset by lower materials costs. Costs applicable to sales per gold equivalent ounce – other metals sold increased 29% primarily due to lower gold equivalent ounces - other metals sold, higher energy costs, and higher labor costs, partially offset by lower materials costs. Depreciation and amortization per gold ounce increased 36% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 37% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 14% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.
Lihir, Papua New Guinea. Gold production decreased 9% primarily due to lower mill throughput and lower mill recovery, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 8% primarily due to lower gold ounces sold and higher materials costs. Depreciation and amortization per gold ounce increased 30% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 7% primarily due to higher Costs applicable to sales per gold ounce.
NGM, U.S. Attributable gold production decreased 18% primarily due to lower mill throughput at Carlin, and lower leach pad production at Cortez, partially offset by higher mill throughput at Turquoise Ridge. Costs applicable to sales per gold ounce increased 21% primarily due to lower gold ounces sold at Carlin, Cortez, and Phoenix, partially offset by higher gold ounces sold at Turquoise Ridge. Depreciation and amortization per gold ounce increased 11% primarily due to lower gold ounces sold at Carlin, Cortez, and Phoenix, partially offset by buildup of stockpile and leach pad inventory at Carlin and Cortez. All-in sustaining costs per gold ounce increased 14% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend at Carlin.
Porcupine, Canada. Gold production decreased 23% primarily due to lower mill throughout, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 19% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce decreased 95% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 18% primarily due to higher Costs applicable to sales per gold ounce.
Akyem, Ghana. Gold production decreased 46% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 128% primarily due to a lower gold ounces sold and a higher drawdown of stockpile inventory. Depreciation and amortization per gold ounce decreased 83% primarily due to cessation of depreciation and amortization as a result of classifying the asset as held for sale. All-in sustaining costs per gold ounce increased 107% primarily due to higher Costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 9% primarily due to lower ore grade milled and lower mill throughput, partially offset by a drawdown of in-circuit inventory compared to a buildup in the prior year. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. Approximately 59% of Costs applicable to sales were paid in currencies other than the USD during the three months ended March 31, 2025, as follows:

Three Months Ended March 31, 2025
Australian dollar	24%
Canadian dollar	14%
Mexican peso	8%
Papua New Guinean kina	6%
Surinamese dollar	3%
Argentine peso	3%
Peruvian sol	1%
Ghanaian cedi	—%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales at sites by $35 per gold ounce during the three months ended March 31, 2025, compared to the same period in 2024 primarily due to currency devaluation in Mexico and Argentina.
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales per gold equivalent ounce by $48, primarily in Mexico, during the three months ended March 31, 2025, compared to the same period in 2024.
At March 31, 2025, the Company held AUD- and CAD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures to be incurred between October 2024 and December 2026 at certain sites, respectively. The unrealized changes in fair value for the fixed forward contracts are recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings through Costs applicable to sales. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.
Hyperinflationary Economies
Hyperinflationary economies are defined by the International Monetary Fund ("IMF") as economies in which the projected three-year cumulative inflation exceeds 100%. At March 31, 2025, hyperinflationary economies in which the Company held operations included Ghana, Argentina, and Suriname.
Ghana. Our Ahafo and Akyem mines are located in Ghana and are USD functional currency entities. In 2021, the Bank of Ghana created a gold purchase program in the effort to stabilize the local currency and build up gold reserves through domestic gold purchases conducted in local currency at prevailing market rates. As the gold purchase program was voluntary, there was no significant impact to our operations. The majority of Ahafo and Akyem’s activity has historically been denominated in USD; as a result, the devaluation of the Ghanaian cedi has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Ghanaian cedi is not expected to have a material impact on our financial statements.
In April 2025, the Company completed the sale of Akyem reportable segment. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
Argentina. Our Cerro Negro mine is located in Argentina and is a USD functional currency entity. Beginning in 2020, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency within 60 days from shipment date or 20 business days from receipt of cash, whichever happens first, as well as restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies and royalties and other payments to foreign beneficiaries. These restrictions directly impact Cerro Negro's ability to repay intercompany debt to the Company. In the third quarter of 2024, certain restrictions were lifted or modified, allowing companies to repay intercompany debt in certain circumstances.
In April 2025, the IMF Executive Board approved a 48-month, $20 billion extended arrangement under the Extended Fund Facility for Argentina. Within the program objectives, the IMF expressly mentions transitioning toward exchange rate flexibility, while gradually lifting foreign currency restrictions. The new exchange rate regime allows the Argentine peso to float within a moving band of 1,000 to 1,400 pesos per USD, expanding by 1% monthly at both limits. The central bank can intervene if the band is breached and may operate in secondary peso markets within the band. This managed float led to an immediate devaluation of the Argentine Peso. Further, a series of foreign currency restrictions have been lifted, including allowing companies to transfer to their foreign shareholders profits and dividends corresponding to fiscal years that began on or after January 1, 2025, provided applicable requirements are met.
We continue to monitor the foreign currency exposure risk and the evolution of currency controls, which are currently not expected to have a material impact on our financial statements.
Suriname. Our Merian mine is located in Suriname and is a USD functional currency entity. In 2021, the Central Bank took steps to stabilize the local currency, while the government introduced new legislation to narrow the gap between government revenues and spending. The measures to increase government revenue mainly consist of tax increases; however, Newmont and the Republic of Suriname have a Mineral Agreement in place that supersedes such measures. The Central Bank of Suriname adopted a controlled floating rate system, which resulted in a concurrent devaluation of the Surinamese dollar. The majority of Merian’s activity has historically been denominated in USD; as a result, the devaluation of the Surinamese dollar has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Surinamese dollar is not expected to have a material impact on our financial statements.
Liquidity and Capital Resources
Liquidity Overview
We have a disciplined capital allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our stockholders. Consistent with that strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while reducing our debt and returning cash to stockholders through dividends and share repurchases.
The Company continues to experience the impacts from geopolitical and macroeconomic pressures. With the resulting volatile environment, we continue to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions, as well as an uncertain and evolving labor market and trade environment including tariff and regulatory changes. Depending on the duration and extent of the impact of these events, or changes in commodity prices, the prices for gold and other metals, and foreign exchange rates, we could continue to experience volatility; transportation industry disruptions could continue, including limitations on shipping produced metals; our supply chain could continue to experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact our results of operations, cash flows and financial condition.
As of March 31, 2025, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At March 31, 2025, the Company had $4,765 of cash and cash equivalents, of which $4,698 was included in Cash and cash equivalents and $67 was included in Assets held for sale related to certain non-core assets that were classified as held for sale. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At March 31, 2025, $1,363 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD-denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At March 31, 2025, $920 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At March 31, 2025, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At March 31, 2025	At December 31, 2024
Cash and cash equivalents	$4,698	$3,619
Cash and cash equivalents included in assets held for sale (1)	67	45
Available borrowing capacity on revolving credit facilities	4,000	4,000
Total liquidity	$8,765	$7,664
Net debt (2)	$3,221	$5,308
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.
(2)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$2,031	$776
Net cash provided by (used in) investing activities	$738	$(798)
Net cash provided by (used in) financing activities	$(1,662)	$(299)
Net cash provided by (used in) operating activities was $2,031 during the three months ended March 31, 2025, an increase in cash provided of $1,255 from the three months ended March 31, 2024, primarily due to an increase in Sales resulting from higher average realized gold prices in 2025, a decrease in accounts receivable due to the timing of sales and shipments, and payment of $291 made in the first quarter of 2024 for stamp duty tax related to the Newcrest transaction with no similar transaction in 2025, partially offset by higher cash taxes paid in 2025.
Net cash provided by (used in) investing activities was $738 during the three months ended March 31, 2025, an increase in cash provided of $1,536 from the three months ended March 31, 2024, primarily due to the sales of the CC&V, Musselwhite, and Éléonore reportable segments in 2025, partially offset by payment of $116 to the Worsley JV in relation to the Bauxite agreement in 2025. Refer to Notes 3 and 16 to the Condensed Consolidated Financial Statements for additional information, respectively.
Net cash provided by (used in) financing activities was $(1,662) during the three months ended March 31, 2025, an increase in cash used of $1,363 from the three months ended March 31, 2024, primarily due to higher redemptions of debt and repurchases of common stock in 2025. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on our Debt transactions.
Capital Resources
In April 2025, the Board declared a dividend of $0.25 per share. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.
In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to provide returns to stockholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion. This program has been completed. In October 2024, the Board of Directors authorized an additional $2 billion stock repurchase program to repurchase shares of outstanding common stock. The program will expire after 24 months (in October 2026).
The programs will be executed at the Company’s discretion, utilizing open market repurchases to occur from time to time throughout the authorization period. The repurchase programs may be discontinued at any time, and the programs do not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled total trades of common stock repurchases under the previously authorized programs of $2,001, of which $348 was repurchased during the three months ended March 31, 2025.

Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2, Ahafo North, and the Cadia Panel Caves. These projects are being funded from existing liquidity and will continue to be funded from future operating cash flows.
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
For additional information on our capital expenditures, refer to Part II, Item 7, Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.
For the three months ended March 31, 2025 and 2024, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2025			2024
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Ahafo	$75	$38	$113	$69	$21	$90
Brucejack	—	16	16	2	14	16
Red Chris	19	8	27	28	7	35
Peñasquito	—	25	25	—	32	32
Merian	—	15	15	—	18	18
Cerro Negro	21	27	48	30	16	46
Yanacocha	2	2	4	19	5	24
Boddington	—	42	42	—	28	28
Tanami	94	37	131	65	20	85
Cadia	58	71	129	54	57	111
Lihir	1	44	45	—	55	55
NGM	31	71	102	23	95	118
Corporate and Other	—	2	2	—	4	4
Held for sale (1)
Porcupine	22	22	44	20	20	40
Akyem	—	8	8	1	8	9
Divested (2)
CC&V	—	5	5	—	5	5
Musselwhite	—	14	14	—	26	26
Éléonore	—	12	12	—	21	21
Telfer	—	—	—	6	4	10
Accrual basis	$323	$459	$782	$317	$456	$773
Decrease (increase) in non-cash adjustments			44			77
Cash basis			$826			$850
____________________________
(1)Consists of sites remaining designated as held for sale at March 31, 2025. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on held for sale. In April 2025, the Company completed the sales of the Porcupine and Akyem reportable segments. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information.
(2)In the first quarter of 2025, the Company completed the sales of the CC&V, Musselwhite, and Éléonore reportable segments. In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
For the three months ended March 31, 2025, development projects primarily included Ahafo North, Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansions projects, Tanami Expansion 2, Cadia Panel Caves, and the Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our near-term capital projects of Tanami Expansion 2, Ahafo North project, and Cadia Panel Caves projects since approval were $1,101, $683, and $299, respectively, of which $81, $67, and $51 related to the three months ended March 31, 2025, respectively.

For the three months ended March 31, 2024, development projects primarily included Ahafo North, Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Cadia Panel Caves, and the Goldrush Complex at NGM.
The Company will from time to time enter into hedging relationships to mitigate variability in development capital spend denominated in foreign currency. The Company has entered into A$1,365 AUD-denominated fixed forward contracts, designated as foreign currency cash flow hedges, to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures related to the construction and development phase of the Tanami Expansion 2, Cadia Panel Caves, and Cadia Tailings projects expected to be incurred between October 2024 and December 2026. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.
Sustaining capital includes capital expenditures such as tailings facility construction, underground and surface mine development, infrastructure improvements, capitalized component purchases, mining equipment, and reserves drilling conversion.
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
In February 2025, the Company fully redeemed all of the outstanding 2026 Senior Notes, resulting in a loss on extinguishment of $13 for the three months ended March 31, 2025, recognized in Other income (loss), net. The 2026 Senior Notes were fully redeemed for a redemption price of $957. The redemption price equaled the principal amount of the outstanding 2026 Senior Notes of $928 plus accrued and unpaid interest of $19 in accordance with the terms of the 2026 Notes, and a make-whole provision of $10.
In the first quarter of 2025, the Company redeemed an aggregate amount of $53 of certain senior notes, resulting in a gain on extinguishment of $3 for the three months ended March 31, 2025 recognized in Other income (loss), net.
Debt Covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for information regarding our debt covenants. At March 31, 2025, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
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
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, including funds at subsidiaries classified as assets held for sale, by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $183 and $181 at March 31, 2025 and December 31, 2024, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newcrest Finance is a finance subsidiary with no material assets or operations other than those related to issued external debt. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM. For further information regarding these and our other operations, refer to Note 4 to the Condensed Consolidated Financial Statements and Results of Consolidated Operations within Part I, Item 2, MD&A.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at March 31, 2025 and December 31, 2024.

	At March 31, 2025		At December 31, 2024
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$20,126	$12,826	$19,387	$12,147
Non-current intercompany assets	$571	$452	$531	$470
Current intercompany liabilities	$22,202	$1,480	$19,964	$1,564
Current external debt	$—	$—	$924	$—
Non-current intercompany liabilities	$536	$—	$540	$—
Non-current external debt	$7,500	$—	$7,546	$—
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
At March 31, 2025, Newmont USA had approximately $7,500 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at March 31, 2025, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At March 31, 2025, (i) Newmont’s total consolidated indebtedness was approximately $7,986, none of which was secured (other than $479 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $7,861 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 15 to the Condensed Consolidated Financial Statements.
Contractual Obligations
As of March 31, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2024. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for information regarding our contractual obligations.
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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Managements’ Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings Environmental and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For additional information on the Company’s reclamation and remediation liabilities, refer to Notes 6 and 18 to the Condensed Consolidated Financial Statements.
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Refer to Non-GAAP Financial Measures within Part II, Item 7 within our Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025 for further information on the non-GAAP financial measures presented below, including why management believes that its presentation of non-GAAP financial measures provides useful information to investors.
Earnings before interest, taxes, depreciation and amortization and Adjusted earnings before interest, taxes, depreciation and amortization
Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to Newmont stockholders	$1,891	$170
Net income (loss) attributable to noncontrolling interests	11	9
Net (income) loss from discontinued operations	—	(4)
Equity loss (income) of affiliates	(78)	(7)
Income and mining tax expense (benefit)	647	260
Depreciation and amortization	593	654
Interest expense, net of capitalized interest	79	93
EBITDA	3,143	1,175
Adjustments:
Change in fair value of investments and options (1)	(291)	(31)
(Gain) loss on sale of assets held for sale (2)	(276)	485
Impairment charges (3)	15	12
(Gain) loss on debt extinguishment (4)	10	—
Restructuring and severance (5)	9	6
(Gain) loss on asset and investment sales (6)	5	(9)
Newcrest transaction and integration costs (7)	4	29
Settlement costs (8)	3	21
Reclamation and remediation charges (9)	—	6
Other (10)	7	—
Adjusted EBITDA	$2,629	$1,694
____________________________
(1)Primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities; included in Other income (loss), net.
(2)Primarily consists of the gain on the sales of the CC&V, Musselwhite, and Éléonore reportable segments in 2025 and the write-downs on assets held for sale in 2024; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(3)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(4)Represents the loss on the redemption of the 2026 Senior Notes partially offset by the gain on the partial redemption of certain senior notes in 2025; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(5)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(6)Primarily represents gains and losses related to the sale of certain assets and investments in 2025 and the gain recognized on the purchase and sale of foreign currency bonds in 2024; included in Other income (loss), net.
(7)Represents costs incurred related to the Newcrest transaction; included in Other expense, net.
(8)Primarily consists of litigation expenses and other settlements in 2025 and wind-down and demobilization costs related to the French Guiana project in 2024; included in Other expense, net.
(9)Represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
(10)Represents costs incurred related to transition service agreements for divested reportable segments in 2025; included in Other income (loss), net.

Adjusted net income (loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended March 31, 2025
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$1,891	$1.68	$1.68
Adjustments:
Change in fair value of investments and options (2)	(291)	(0.25)	(0.25)
(Gain) loss on sale of assets held for sale (3)	(276)	(0.25)	(0.25)
Impairment charges (4)	15	0.01	0.01
(Gain) loss on debt extinguishment (5)	10	0.01	0.01
Restructuring and severance (6)	9	0.01	0.01
(Gain) loss on asset and investment sales (7)	5	—	—
Newcrest transaction and integration costs (8)	4	—	—
Settlement costs (9)	3	—	—
Other (10)	7	—	—
Tax effect of adjustments (11)	197	0.19	0.19
Valuation allowance and other tax adjustments (12)	(170)	(0.15)	(0.15)
Adjusted net income (loss)	$1,404	$1.25	$1.25

Weighted average common shares (millions): (13)		1,126	1,127
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities; included in Other income (loss), net.
(3)Primarily consists of the gain on the sales of the CC&V, Musselwhite, and Éléonore reportable segments; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(4)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(5)Represents the loss on the redemption of the 2026 Senior Notes partially offset by the gain on the partial redemption of certain senior notes; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(6)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(7)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(8)Represents costs incurred related to the Newcrest transaction; included in Other expense, net.
(9)Primarily consists of litigation expenses and other settlements; included in Other expense, net.
(10)Represents costs incurred related to transition service agreements for divested reportable segments; included in Other income (loss), net.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three months ended March 31, 2025 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(197), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(8), net reductions to the reserve for uncertain tax positions of $(14), recording of a deferred tax liability for the outside basis difference at Akyem of $2 due to the status change to held for sale, and other tax adjustments of $47. For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended March 31, 2024
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$170	$0.15	$0.15
Net loss (income) attributable to Newmont stockholders from discontinued operations	(4)	—	—
Net income (loss) attributable to Newmont stockholders from continuing operations	166	0.15	0.15
Adjustments:
(Gain) loss on sale of assets held for sale (2)	485	0.43	0.43
Change in fair value of investments and options (3)	(31)	(0.03)	(0.03)
Newcrest transaction and integration costs (4)	29	0.03	0.03
Settlement costs (5)	21	0.02	0.02
Impairment charges (6)	12	0.01	0.01
(Gain) loss on asset and investment sales (7)	(9)	(0.01)	(0.01)
Restructuring and severance (8)	6	—	—
Reclamation and remediation charges (9)	6	—	—
Tax effect of adjustments (10)	(147)	(0.13)	(0.13)
Valuation allowance and other tax adjustments (11)	92	0.08	0.08
Adjusted net income (loss)	$630	$0.55	$0.55

Weighted average common shares (millions): (12)		1,153	1,153
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Consists of the write-downs on assets held for sale; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(3)Primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities; included in Other income (loss), net.
(4)Represents costs incurred related to the Newcrest transaction; included in Other expense, net.
(5)Primarily comprised of wind down and demobilization costs related to the French Guiana project; included in Other expense, net.
(6)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(7)Primarily represents the gain recognized on the purchase and sale of foreign currency bonds; included in Other income (loss), net.
(8)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(9)Represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
(10)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three months ended March 31, 2024 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(65), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $35, net reductions to the reserve for uncertain tax positions of $(2), recording of a deferred tax liability for the outside basis difference at Akyem of $117 due to the status change to held for sale, and other tax adjustments of $7. For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$2,031	$776
Less: Additions to property, plant and mine development	(826)	(850)
Free cash flow	$1,205	$(74)

Net cash provided by (used in) investing activities (1)	$738	$(798)
Net cash provided by (used in) financing activities	$(1,662)	$(299)
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

	At March 31, 2025	At December 31, 2024
Debt	$7,507	$8,476
Lease and other financing obligations	479	496
Less: Cash and cash equivalents	(4,698)	(3,619)
Less: Cash and cash equivalents included in assets held for sale (1)	(67)	(45)
Net debt	$3,221	$5,308
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.
Costs applicable to sales per ounce/gold equivalent ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce:

	Three Months Ended March 31,
	2025	2024
Costs applicable to sales (1)(2)	$1,769	$1,690
Gold sold (thousand ounces)	1,442	1,599
Costs applicable to sales per ounce (3)	$1,227	$1,057
____________________________
(1)Includes by-product credits of $47 and $39 during the three months ended March 31, 2025 and 2024, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.

Costs applicable to sales per gold equivalent ounce:

	Three Months Ended March 31,
	2025	2024
Costs applicable to sales (1)(2)	$337	$416
Gold equivalent ounces - other metals (thousand ounces) (3)	368	502
Costs applicable to sales per gold equivalent ounce (4)	$915	$829
____________________________
(1)Includes by-product credits of $17 and $15 during the three months ended March 31, 2025 and 2024, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.) and Zinc ($1.20/lb.) pricing for 2025 and Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(4)Per ounce measures may not recalculate due to rounding.
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended March 31, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$247	$4	$2	$—	$—	$—	$38	$291	199	$1,462
Brucejack	83	1	2	—	—	1	16	103	46	$2,230
Red Chris	16	1	—	—	—	—	2	19	15	$1,322
Peñasquito	106	4	—	—	—	8	11	129	118	$1,091
Merian	72	2	—	—	—	—	15	89	48	$1,864
Cerro Negro (10)	78	2	1	—	1	—	26	108	38	$2,857
Yanacocha	93	11	—	—	8	—	1	113	96	$1,170
Boddington	167	5	1	—	—	1	34	208	135	$1,544
Tanami	82	1	2	—	—	—	40	125	75	$1,659
Cadia	77	1	—	—	—	2	36	116	98	$1,184
Lihir	161	4	1	—	—	—	48	214	160	$1,339
NGM	308	4	1	3	—	2	70	388	216	$1,789
Corporate and Other (11)	—	—	29	92	3	—	2	126	—	$—
Held for sale (12)
Porcupine	63	2	1	—	—	—	21	87	51	$1,728
Akyem	90	4	—	—	—	—	8	102	39	$2,594
Divested (13)
CC&V	39	2	—	—	—	—	5	46	27	$1,708
Musselwhite	33	1	—	—	—	—	14	48	32	$1,530
Éléonore	54	1	2	—	—	—	12	69	49	$1,403
Total Gold	1,769	50	42	95	12	14	399	2,381	1,442	$1,651

Gold equivalent ounces - other metals (14)(15)
Red Chris	35	1	—	—	—	1	6	43	32	$1,334
Peñasquito (16)	193	6	—	1	—	28	24	252	212	$1,189
Boddington	38	1	—	—	—	1	8	48	32	$1,489
Cadia	71	1	—	—	—	2	34	108	92	$1,171
Corporate and Other (11)	—	—	5	14	—	—	—	19	—	$—
Total Gold Equivalent Ounces	337	9	5	15	—	32	72	470	368	$1,275

Consolidated	$2,106	$59	$47	$110	$12	$46	$471	$2,851

____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $64.
(3)Includes stockpile, leach pad, and product inventory adjustments of $3 at Cerro Negro and $15 at NGM.
(4)Includes operating accretion of $38, included in Reclamation and remediation, and amortization of asset retirement costs of $21; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $51 and $4, respectively; included in Reclamation and remediation.
(5)Excludes development expenditures of $8 at Ahafo, $2 at Red Chris, $4 at Peñasquito, $7 at Merian, $4 at Cerro Negro, $1 at Yanacocha, $2 at Boddington, $1 at NGM, $16 at Corporate and Other, totaling $45 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Adjusted for restructuring and severance of $9, Newcrest transaction and integration costs of $4, impairment charges of $15, settlement costs of $3; included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $20.
(9)Per ounce measures may not recalculate due to rounding.
(10)During the first quarter of 2025, mining and processing operations at the site were temporarily suspended due to safety events. Full operations resumed in April 2025.
(11)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(12)Sites are classified as held for sale as of March 31, 2025. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(13)In the first quarter of 2025, the Company completed the sales of the CC&V, Musselwhite, and Éléonore reportable segments. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(14)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.) and Zinc ($1.20/lb.) pricing for 2025.
(15)For the three months ended March 31, 2025, Red Chris sold 7 thousand tonnes of copper, Peñasquito sold 6 million ounces of silver, 21 thousand tonnes of lead and 73 thousand tonnes of zinc, Boddington sold 7 thousand tonnes of copper, and Cadia sold 21 thousand tonnes of copper.
(16)All-in sustaining costs at Peñasquito is comprised of $79, $25, and $148 for silver, lead, and zinc, respectively.

Three Months Ended March 31, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$159	$4	$—	$—	$—	$1	$22	$186	184	$1,010
Brucejack	74	1	—	—	—	1	12	88	34	$2,580
Red Chris	7	—	—	—	—	1	1	9	7	$1,277
Peñasquito	38	1	—	—	—	3	5	47	44	$1,079
Merian	90	2	2	—	—	—	19	113	74	$1,530
Cerro Negro	63	2	1	—	1	—	15	82	74	$1,120
Yanacocha	88	7	2	—	—	—	5	102	90	$1,123
Boddington	144	5	—	—	—	3	24	176	142	$1,242
Tanami	82	1	—	—	—	—	22	105	91	$1,149
Cadia	74	—	3	—	—	6	30	113	114	$989
Lihir	171	1	6	—	—	—	51	229	182	$1,256
NGM	314	4	2	2	1	2	95	420	267	$1,576
Corporate and Other (10)	—	—	30	90	1	—	4	125	—	$—
Held for sale (11)
CC&V	40	3	1	—	1	—	5	50	29	$1,735
Musselwhite	57	1	2	—	1	—	25	86	49	$1,766
Porcupine	63	5	2	—	—	—	19	89	61	$1,470
Éléonore	80	2	4	—	—	—	21	107	56	$1,920
Telfer (12)	70	2	3	—	—	1	3	79	26	$3,017
Akyem	76	11	—	1	—	—	8	96	75	$1,254
Total Gold	1,690	52	58	93	5	18	386	2,302	1,599	$1,439

Gold equivalent ounces - other metals (13)(14)
Red Chris	31	—	2	—	—	4	6	43	31	$1,400
Peñasquito (15)	255	9	1	—	—	35	34	334	303	$1,102
Boddington	48	1	—	—	—	3	3	55	51	$1,081
Cadia	67	—	2	—	—	19	27	115	112	$1,027
Corporate and Other (10)	—	—	1	8	—	—	—	9	—	$—
Held for sale (11)
Telfer (12)	15	1	1	—	—	2	1	20	5	$3,745
Total Gold Equivalent Ounces	416	11	7	8	—	63	71	576	502	$1,148

Consolidated	$2,106	$63	$65	$101	$5	$81	$457	$2,878
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $54.
(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Brucejack, $1 at Peñasquito, $6 at NGM, and $15 at Telfer.
(4)Include operating accretion of $33, included in Reclamation and remediation, and amortization of asset retirement costs of $30; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $54 and $11, respectively; included in Reclamation and remediation.
(5)Excludes development expenditures of $5 at Ahafo, $1 at Peñasquito, $2 at Merian, $4 at Cerro Negro, $1 at Boddington, $8 at Tanami, $4 at Akyem, $3 at NGM, and $13 at Corporate and Other, totaling $41 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Adjusted for Newcrest transaction-related costs of $29, settlement costs of $21, impairment charges of $12, and restructuring and severance of $6; included Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. See Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $15.
(9)Per ounce measures may not recalculate due to rounding.
(10)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(11)Sites were classified as held for sale as of March 31, 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.

(12)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(14)For the three months ended March 31, 2024, Red Chris sold 6 thousand tonnes of copper, Peñasquito sold 10 million ounces of silver, 29 thousand tonnes of lead and 61 thousand tonnes of zinc, Boddington sold 9 thousand tonnes of copper, Cadia sold 20 thousand tonnes of copper, and Telfer sold 1 thousand tonnes of copper.
(15)All-in sustaining costs at Peñasquito is comprised of $145, $44, and $145 for silver, lead, and zinc, respectively.
Accounting Developments
For a discussion of Risks and Uncertainties and Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025 for additional information on our critical accounting policies and estimates.
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
•estimates as to the projected development of certain ore deposits or projects, such as the Tanami Expansion 2, Ahafo North, Yanacocha Sulfides, Pamour, Cerro Negro District Expansion 1, Cadia Panel Cave, Red Chris Block Cave and Wafi-Golpu, including without limitation expectations for the production, milling, costs applicable to sales, all-in sustaining costs, mine-life extension, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates, construction completion dates and other timelines;
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
•statements regarding future cash flows and returns to stockholders, including with respect to future dividends, the dividend framework and expected payout levels;
•estimates regarding future exploration expenditures and discoveries;
•statements regarding fluctuations in financial and currency markets;
•estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
•expectations regarding statements regarding future or recently completed transactions, expectations regarding potential divestments, including, without limitation, assets held for sale, such as Coffee;
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
•statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements; and
•estimates of future cost reductions, synergies, savings and efficiencies in connection with Full Potential programs and cost saving initiatives.
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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in Part I of the Annual Report on Form 10-K for the year ended December 31, 2024, as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(dollars in millions, except per ounce and per pound amounts)
Metal Prices
Changes in the market price of gold significantly affect our profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the USD; inflation, deflation, or other general price instability; and global mine production levels. Changes in the market price of copper, silver, lead, and zinc also affect our profitability and cash flow. These metals are traded on established international exchanges and prices generally reflect market supply and demand but can also be influenced by speculative trading in the commodity or by currency exchange rates. The Company does not currently hold instruments that are designated to hedge against the potential impacts due to market price changes in metals. Consideration of these impacts are discussed below.
Decreases in the market price of metals can also significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets and goodwill. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for information regarding the sensitivity of our impairment analyses over long-lived assets and goodwill to changes in metal price.
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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2025 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$2,860	$1,900
Copper price (per pound)	$4.24	$4.00
Silver price (per ounce)	$31.88	$25.00
Lead price (per pound)	$0.89	$0.90
Zinc price (per pound)	$1.29	$1.25
AUD to USD exchange rate	$0.63	$0.70
CAD to USD exchange rate	$0.70	$0.75
MXN to USD exchange rate	$0.05	$0.05
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
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at March 31, 2025. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. See Note 10 to our Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at March 31, 2025 in relation to the U.S. dollar at our foreign mining operations, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $76 increase to Costs applicable to sales per ounce for the three months ended March 31, 2025.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of March 31, 2025.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	292	$3,127	$61	$3,115
Copper (pounds, in millions)	101	$4.40	$30	$4.39
Silver (ounces, in millions)	4	$34.57	$9	$34.06
Lead (pounds, in millions)	41	$0.91	$2	$0.91
Zinc (pounds, in millions)	133	$1.29	$11	$1.28
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
(2)The closing settlement price as of March 31, 2025 is determined utilizing the London Metal Exchange for copper, lead, and zinc and the London Bullion Market Association for gold and silver.
Hedging Instruments
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at March 31, 2025, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.
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
We have performed sensitivity analyses as of March 31, 2025 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at March 31, 2025.
The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $37 and $211 at March 31, 2025, respectively.

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
ITEM 4.       CONTROLS AND PROCEDURES.
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 18 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.     RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Business; Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 21, 2025. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (in millions, except share and per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2025 through January 31, 2025	126,000	$37.15	125,721	$1,749
February 1, 2025 through February 28, 2025	352,783	$42.99	—	$1,749
March 1, 2025 through March 31, 2025	7,518,898	$45.75	7,509,361	$1,406
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 279 shares, 352,783 shares, and 9,537 shares for the fiscal months of January, February, and March 2025, respectively. Subsequent to the end of the covered period, the Company repurchased 8,150,703 additional shares at an average price of $49.86 per share pursuant to a Rule 10b5-1 plan for a total amount of $2,001 repurchased as of the date of filing under the stock repurchase programs described in (2) below.
(2)In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to stockholders, provided that the aggregate value of shares of common stock repurchased does not exceed $1,000. This program has been completed. In October 2024, the Board of Directors authorized an additional $2,000 stock repurchase program to repurchase shares of outstanding common stock. The program will expire after 24 months (in October 2026). The programs will be executed at the Company's discretion. The repurchase programs may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.       MINE SAFETY DISCLOSURES.
At Newmont, safety is a core value, and we strive for superior performance. We are working diligently to strengthen and improve our safety systems, along with the key safety tools that we use in the field. Newmont’s Always Safe program focuses on Integrated Systems, Robust Capabilities and Empowered Behaviors, through a leadership commitment to care, clarity, and capability. We will also continue to transparently share the lessons we learned with our employees and our peers in the industry to help improve the safety performance of our sector.
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
On February 28, 2025, the Company sold its ownership in the CC&V mine. See Note 3 of the Condensed Consolidated Financial Statements for further information. As a result of this sale, the Company no longer operates any U.S. based mine sites regulated by MSHA. Information included in Exhibit 95 is for the period prior to the sale of CC&V.
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. No Rule 10b5-1 trading plans were adopted, amended, or terminated by our directors and executive officers during the three months ended March 31, 2025.
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

NEWMONT CORPORATION
(Registrant)

Date: April 23, 2025	/s/ KARYN F. OVELMEN
Karyn F. Ovelmen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2025	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Senior Vice President, Global Finance and Chief Accounting Officer
(Principal Accounting Officer)