Form 10-Q
period 2025-06-30
NEWMONT Corp /DE/
filed 2025-07-24
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
There were 1,098,449,725 shares of common stock outstanding on July 17, 2025.

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
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
SECOND QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Financial Results:
Sales	$5,317	$4,402	$10,327	$8,425
Gold	$4,582	$3,623	$8,827	$6,964
Copper	$360	$377	$714	$674
Silver	$191	$209	$379	$410
Lead	$43	$44	$85	$104
Zinc	$141	$149	$322	$273
Costs applicable to sales (1)	$2,001	$2,156	$4,107	$4,262
Gold	$1,677	$1,777	$3,446	$3,467
Copper	$166	$161	$310	$322
Silver	$60	$96	$122	$207
Lead	$21	$26	$42	$62
Zinc	$77	$96	$187	$204
Net income (loss) from continuing operations	$2,075	$842	$3,977	$1,017
Net income (loss)	$2,075	$857	$3,977	$1,036
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,061	$838	$3,952	$1,004
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$1.85	$0.73	$3.53	$0.87
Net income (loss) attributable to Newmont stockholders	$1.85	$0.74	$3.53	$0.89
Adjusted net income (loss) (2)	$1,594	$834	$2,998	$1,464
Adjusted net income (loss) per share, diluted (2)	$1.43	$0.72	$2.68	$1.27
Earnings before interest, taxes and depreciation and amortization (2)	$3,803	$1,741	$6,946	$2,916
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$2,997	$1,966	$5,626	$3,660
Net cash provided by (used in) operating activities			$4,415	$2,170
Free cash flow (2)			$2,915	$520
Cash dividends paid per common share in the period ended June 30,	$0.25	$0.25	$0.50	$0.50
Cash dividends declared per common share for the period ended June 30,	$0.25	$0.25	$0.50	$0.50
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
SECOND QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,390	1,534	2,850	3,153
Sold	1,380	1,543	2,822	3,142

Attributable gold ounces (thousands):
Attributable to Newmont	1,377	1,519	2,822	3,119
Pueblo Viejo (40%)	63	53	112	107
Fruta del Norte (1)	38	35	81	56
Produced	1,478	1,607	3,015	3,282
Sold (2)	1,363	1,528	2,793	3,109

Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	392	477	740	966
Sold	361	453	729	955

Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	83	83	159	164
Tonnes (thousands)	36	38	71	74
Sold copper:
Pounds (millions)	83	84	159	164
Tonnes (thousands)	37	39	72	75
Produced silver (million ounces)	8	8	14	17
Sold silver (million ounces)	7	8	13	18
Produced lead:
Pounds (millions)	59	44	108	105
Tonnes (thousands)	27	20	49	48
Sold lead:
Pounds (millions)	50	43	97	108
Tonnes (thousands)	23	20	44	49
Produced zinc:
Pounds (millions)	147	144	278	271
Tonnes (thousands)	67	65	126	123
Sold zinc:
Pounds (millions)	124	113	285	248
Tonnes (thousands)	56	52	129	113

Average realized price:
Gold (per ounce)	$3,320	$2,347	$3,128	$2,216
Copper (per pound)	$4.37	$4.47	$4.51	$4.10
Copper (per tonne)	$9,628	$9,850	$9,928	$9,045
Silver (per ounce)	$29.50	$26.20	$29.80	$23.00
Lead (per pound)	$0.88	$1.05	$0.88	$0.97
Lead (per tonne)	$1,927	$2,305	$1,942	$2,135
Zinc (per pound)	$1.13	$1.31	$1.13	$1.10
Zinc (per tonne)	$2,497	$2,889	$2,489	$2,424

NEWMONT CORPORATION
SECOND QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Results (continued):
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,215	$1,152	$1,221	$1,103
Gold equivalent ounces - other metals (per ounce) (3)	$899	$836	$907	$832
Copper (per tonne)	$4,422	$4,184	$4,307	$4,314
Silver (per ounce)	$9	$12	$10	$12
Lead (per tonne)	$933	$1,355	$965	$1,271
Zinc (per tonne)	$1,376	$1,867	$1,445	$1,811

All-in sustaining costs: (5)
Gold (per ounce)	$1,593	$1,562	$1,623	$1,500
Gold equivalent ounces - other metals (per ounce) (3)	$1,203	$1,207	$1,239	$1,176
Copper (per tonne)	$6,068	$6,675	$6,042	$6,537
Silver (per ounce)	$12	$15	$12	$15
Lead (per tonne)	$1,146	$1,601	$1,165	$1,540
Zinc (per tonne)	$1,659	$2,498	$1,866	$2,427
____________________________
(1)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine and the Fruta del Norte mine.
(3)Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price. In 2025, the Company updated the metal prices utilized for this calculation to align with reserve metal price assumptions. Utilizing the updated 2025 pricing resulted in fewer calculated gold equivalent ounces-other metals than would have using the 2024 pricing for ounces produced of 88 thousand and 166 thousand for the three and six months ended June 30, 2025, respectively, and ounces sold of 81 thousand and 163 thousand for the three and six months ended June 30, 2025, respectively. Refer to Results of Consolidated Operations within Part I, Item 2, MD&A for further information.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

Second Quarter 2025 Highlights (dollars in millions, except per share, per ounce, per pound, and per tonne amounts, unless otherwise noted)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $2,061 or $1.85 per diluted share, an increase of $1,223 from the prior-year quarter primarily due to (i) a net increase in Sales largely due to higher average realized gold prices, (ii) a net gain on completed divestments, compared to prior year losses from asset held for sale write-downs, recognized in (Gain) loss on sale of assets held for sale; and (iii) a net increase in Change in fair value of investments and options, including unrealized gains on marketable equity securities and the realized gain on the sale of Greatland shares. This increase was partially offset by the increase in income tax expense recognized within Income and mining tax benefit (expense).
•Adjusted net income: Reported Adjusted net income of $1,594 or $1.43 per diluted share, an increase of $0.71 per diluted share from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $2,997 in Adjusted EBITDA, an increase of 52% from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $4,415 for the six months ended June 30, 2025, an increase of 103% from the prior year, and Free cash flow of $2,915 for the six months ended June 30, 2025 (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Portfolio updates: Completed the sales of the Akyem and Porcupine reportable segments for total consideration of $1,513. Completed the sales of a portion of the Company's interest in Greatland Resources Limited and Discovery Silver Corp. for cash consideration of $274 and $89, respectively. In July, completed the sale of the remaining interest in Discovery Silver Corp. for approximately $140.
•ESG: Published the Annual Sustainability Report, providing a transparent view of ESG performance, and the Taxes and Royalties Contribution Report, providing an overview of the Company's tax strategy and economic contributions as part of its commitment to shared value creation.
•Attributable production: Produced 1.5 million attributable ounces of gold and 392 thousand attributable gold equivalent ounces from co-products (36 thousand tonnes of copper, 8 million ounces of silver, 27 thousand tonnes of lead, and 67 thousand tonnes of zinc).
•Financial strength: Ended the quarter with $6.2 billion of consolidated cash, $10.2 billion of total liquidity, and Net debt of $1.4 billion (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A); redeemed $1,383 of senior notes and settled $1,359 of share repurchases from the $3 billion share repurchase program for the six months ended June 30, 2025. In July, declared a dividend of $0.25 per share, settled an additional $145 of share repurchases, and the Board of Directors authorized an additional $3 billion stock repurchase program.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales (Note 5)	$5,317	$4,402	$10,327	$8,425

Costs and expenses:
Costs applicable to sales (1)	2,001	2,156	4,107	4,262
Depreciation and amortization	620	602	1,213	1,256
Reclamation and remediation (Note 6)	83	94	176	192
Exploration	61	57	110	110
Advanced projects, research and development	40	49	83	102
General and administrative	95	100	205	201
(Gain) loss on sale of assets held for sale (Note 3)	(699)	246	(975)	731
Other expense, net (Note 7)	48	59	91	132
	2,249	3,363	5,010	6,986
Other income (expense):
Change in fair value of investments and options	151	(9)	442	22
Other income (loss), net (Note 8)	(36)	109	(26)	199
Interest expense, net of capitalized interest	(65)	(103)	(144)	(196)
	50	(3)	272	25
Income (loss) before income and mining tax and other items	3,118	1,036	5,589	1,464
Income and mining tax benefit (expense) (Note 9)	(1,092)	(191)	(1,739)	(451)
Equity income (loss) of affiliates (Note 12)	49	(3)	127	4
Net income (loss) from continuing operations	2,075	842	3,977	1,017
Net income (loss) from discontinued operations	—	15	—	19
Net income (loss)	2,075	857	3,977	1,036
Net loss (income) attributable to noncontrolling interests (2)	(14)	(4)	(25)	(13)
Net income (loss) attributable to Newmont stockholders	$2,061	$853	$3,952	$1,023

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$2,061	$838	$3,952	$1,004
Discontinued operations	—	15	—	19
	$2,061	$853	$3,952	$1,023
Weighted average common shares:
Basic	1,110	1,153	1,118	1,153
Effect of employee stock-based awards	2	2	2	1
Diluted	1,112	1,155	1,120	1,154

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$1.86	$0.73	$3.53	$0.87
Discontinued operations	—	0.01	—	0.02
	$1.86	$0.74	$3.53	$0.89
Diluted:
Continuing operations	$1.85	$0.73	$3.53	$0.87
Discontinued operations	—	0.01	—	0.02
	$1.85	$0.74	$3.53	$0.89
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Relates to the Suriname Gold project C.V. (“Merian”) reportable segment.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2,075	$857	$3,977	$1,036
Other comprehensive income (loss):
Change in cash flow hedges, net of tax	93	8	153	(27)
Other adjustments, net of tax	(10)	1	(14)	6
Other comprehensive income (loss)	83	9	139	(21)
Comprehensive income (loss)	$2,158	$866	$4,116	$1,015

Comprehensive income (loss) attributable to:
Newmont stockholders	$2,144	$862	$4,091	$1,002
Noncontrolling interests	14	4	25	13
	$2,158	$866	$4,116	$1,015
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At June 30, 2025	At December 31, 2024
ASSETS
Cash and cash equivalents	$6,185	$3,619
Trade receivables (Note 5)	637	1,056
Investments (Note 12)	468	21
Inventories (Note 13)	1,500	1,423
Stockpiles and ore on leach pads (Note 14)	767	761
Other current assets	740	786
Assets held for sale (Note 3)	102	4,609
Current assets	10,399	12,275
Property, plant and mine development, net	33,591	33,547
Investments ($212 under fair value option at December 31, 2024) (Note 12)	4,455	4,471
Stockpiles and ore on leach pads (Note 14)	2,540	2,266
Deferred income tax assets	55	124
Goodwill	2,658	2,658
Derivative assets (Note 11)	443	142
Other non-current assets	1,024	866
Total assets	$55,165	$56,349

LIABILITIES
Accounts payable	$742	$843
Employee-related benefits	562	630
Income and mining taxes payable	705	381
Lease and other financing obligations	112	107
Debt (Note 15)	—	924
Other current liabilities (Note 16)	2,544	2,481
Liabilities held for sale (Note 3)	5	2,177
Current liabilities	4,670	7,543
Debt (Note 15)	7,132	7,552
Lease and other financing obligations	363	389
Reclamation and remediation liabilities (Note 6)	6,216	6,394
Deferred income tax liabilities	2,890	2,820
Employee-related benefits	596	555
Silver streaming agreement	646	699
Other non-current liabilities ($190 and $51 valued under fair value option, respectively) (Note 16)	365	288
Total liabilities	22,878	26,240

Commitments and contingencies (Note 18)

EQUITY
Common stock	1,772	1,813
Treasury stock	(294)	(278)
Additional paid-in capital	29,141	29,808
Accumulated other comprehensive income (loss) (Note 17)	44	(95)
Retained earnings (Accumulated deficit)	1,449	(1,320)
Newmont stockholders' equity	32,112	29,928
Noncontrolling interests	175	181
Total equity	32,287	30,109
Total liabilities and equity	$55,165	$56,349
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$3,977	$1,036
Non-cash adjustments:
Depreciation and amortization	1,213	1,256
(Gain) loss on sale of assets held for sale (Note 3)	(975)	731
Change in fair value of investments and options	(442)	(22)
Net (income) loss from discontinued operations	—	(19)
Deferred income taxes	342	(42)
Reclamation and remediation	166	182
Stock-based compensation	48	44
Other non-cash adjustments	71	(67)
Change in operating assets and liabilities:
Trade and other receivables	443	(224)
Inventories, stockpiles and ore on leach pads	(236)	(378)
Other assets	(98)	56
Accounts payable	(99)	(123)
Reclamation and remediation liabilities (Note 6)	(280)	(166)
Accrued tax liabilities (1)	354	142
Other accrued liabilities	(69)	(236)
Net cash provided by (used in) operating activities of continuing operations	4,415	2,170
Net cash provided by (used in) operating activities of discontinued operations	—	34
Net cash provided by (used in) operating activities	4,415	2,204

Investing activities:
Proceeds from sales of mining operations and other assets, net	2,675	180
Additions to property, plant and mine development	(1,500)	(1,650)
Proceeds from sales of investments	374	12
Contributions to equity method investees	(48)	(20)
Return of investment from equity method investees	44	41
Purchases of investments	(13)	(60)
Other	(115)	58
Net cash provided by (used in) investing activities	1,417	(1,439)

Financing activities:
Repayment of debt	(1,383)	(3,650)
Repurchases of common stock	(1,359)	(104)
Dividends paid to common stockholders	(561)	(577)
Distributions to noncontrolling interests	(100)	(77)
Funding from noncontrolling interests	70	53
Payments on lease and other financing obligations	(46)	(40)
Payments for withholding of employee taxes related to stock-based compensation	(16)	(10)
Proceeds from issuance of debt, net	—	3,476
Other	(12)	(28)
Net cash provided by (used in) financing activities	(3,407)	(957)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(14)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	2,430	(206)
Less: change in cash and restricted cash reclassified to assets held for sale (2)	138	(258)
Net change in cash, cash equivalents and restricted cash	2,568	(464)
Cash, cash equivalents and restricted cash at beginning of period	3,650	3,100
Cash, cash equivalents and restricted cash at end of period	$6,218	$2,636

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,185	$2,602
Restricted cash included in other current assets	2	6
Restricted cash included in other non-current assets	31	28
Total cash, cash equivalents and restricted cash	$6,218	$2,636
____________________________
(1)Includes $1,113 and $304 of cash payments for income and mining taxes, net of refunds, for the six months ended June 30, 2025 and 2024, respectively.
(2)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, at June 30, 2024 the related assets, including $205 of Cash and cash equivalents and $53 of restricted cash, included in Other current assets and Other non-current assets, were reclassified to Assets held for sale. At June 30, 2025, no amounts relating to Cash and cash equivalents and restricted cash remain in Assets held for sale. Refer to Note 3 for additional information.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,134	$1,813	(7)	$(278)	$29,808	$(95)	$(1,320)	$181	$30,109
Net income (loss)	—	—	—	—	—	—	1,891	11	1,902
Other comprehensive income (loss)	—	—	—	—	—	56	—	—	56
Dividends declared (1)	—	—	—	—	—	—	(280)	—	(280)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	35	35
Repurchase and retirement of common stock (2)	(8)	(12)	—	—	(201)	—	(138)	—	(351)
Withholding of employee taxes related to stock-based compensation	—	—	—	(15)	—	—	—	—	(15)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2025	1,127	1,803	(7)	(293)	29,624	(39)	153	183	31,431
Net income (loss)	—	—	—	—	—	—	2,061	14	2,075
Other comprehensive income (loss)	—	—	—	—	—	83	—	—	83
Dividends declared (1)	—	—	—	—	—	—	(281)	—	(281)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Repurchase and retirement of common stock (2)(3)	(19)	(31)	—	—	(506)	—	(484)	—	(1,021)
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)
Stock-based awards and related share issuances	—	—	—	—	23	—	—	—	23
Balance at June 30, 2025	1,108	$1,772	(7)	$(294)	$29,141	$44	$1,449	$175	$32,287
____________________________
(1)Cash dividends paid per common share were $0.25 and $0.50 for the three and six months ended June 30, 2025, respectively.
(2)As of June 30, 2025, the Company has accrued for excise tax on share repurchases of $13, included in Other non-current liabilities.
(3)In July 2025, an additional $145 of common stock was repurchased and retired.

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
Divestiture of Non-Core Assets
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included Akyem, CC&V, Éléonore, Porcupine, Musselwhite, Telfer, and the Coffee development project in Canada. The Company presented these assets as held for sale in the first quarter of 2024 and recorded the assets at the lower of their carrying value or fair value, less costs to sell.
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, and the sale of the Akyem and Porcupine reportable segments in the second quarter of 2025. At June 30, 2025, the Coffee development project remained designated as held for sale. The Company believes it is probable that a sale will be completed in the near term, and all other criteria have been met to continue classifying Coffee as held for sale.
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
Factors that could have further potential short- and, possibly, long-term material adverse impacts on the Company include, but are not limited to, volatility in commodity prices and the prices for gold and other metals, changes in the equity and debt markets or country-specific factors adversely impacting discount rates, significant cost inflation impacts on production, capital and asset retirement costs, logistical challenges, workforce interruptions and financial market disruptions, energy market disruptions, as well as potential impacts to estimated costs and timing of projects.
Refer to Note 18 below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 to the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues, and expenses. The Company must make these estimates and assumptions because certain information used is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. Actual results could differ from these estimates.

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
In December 2023, ASU 2023-09 was issued which requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a qualitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard as of January 1, 2025 and will reflect the new disclosure requirements in its annual report.
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
NOTE 3     DIVESTITURES
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, and the sale of the Akyem and Porcupine reportable segments in the second quarter 2025 as part of its portfolio optimization program. The Coffee development project remains designated as held for sale at June 30, 2025. Refer to Note 1 for further information.
Gains or losses recognized on the completion of the sales are recognized in (Gain) loss on sale of assets held for sale. All sales agreements include transitional services support to be provided by the Company up to a one-year period following close. Gains recognized on the completed sales during the six months ended June 30, 2025 are summarized in the table below; value of consideration received and indemnifications provided represent the value at the time of close.

	CC&V (1)	Musselwhite (2)	Porcupine (3)	Éléonore (4)	Akyem (5)	Total
Cash received, net of working capital adjustments (6)	$109	$799	$201	$784	$888	$2,781
Deferred consideration received	154	14	107	—	84	359
Equity consideration	—	—	233	—	—	233
Value of consideration received	263	813	541	784	972	3,373

Less: Carrying value of net assets divested	(196)	(794)	(513)	(612)	(270)	(2,385)
Less: Indemnification provided	(65)	—	—	—	(19)	(84)

Gain on completed sales (7)(8)	$2	$19	$28	$172	$683	$904
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
(3)Sale of the Porcupine reportable segment to Discovery Silver Corp. ("Discovery") closed on April 15, 2025. The deferred consideration consists of $150 to be paid in four equal annual installments beginning December 31, 2027. The deferred consideration is classified as a note receivable and is included in Other non-current assets. Equity consideration consists of $233 of Discovery shares, which are accounted for as marketable equity securities and are included in current Investments.
(4)Sale of the Éléonore reportable segment to Dhilmar Ltd closed on February 28, 2025.
(5)Sale of the Akyem reportable segment to Zijin Mining Group Co., Ltd ("Zijin") closed on April 15, 2025. The deferred consideration consists of $100 payable at the earlier of lease ratification or the fifth year anniversary of the close date. The deferred consideration meets the definition of a derivative asset and is included as contingent consideration in Derivative assets. The indemnification consists of a guarantee in which the Company will indemnify Zijin for losses from non-ratification of the lease by the Ghanaian Parliament, government actions stopping operations, or required renegotiations to secure ratification, with a cap of $200 and a 5-year claim period. The indemnification is included in Other non-current liabilities.
(6)Certain working capital adjustments are to be finalized over a defined period from the close of sale. Any resulting revisions will be settled in cash, with an offsetting impact recognized in (Gain) loss on sale of assets held for sale. Adjustments are not expected to be material.
(7)Recognized in (Gain) loss on sale of assets held for sale.
(8)A total net loss of $15 was recognized on the CC&V divestment since designation as held for sale in the first quarter of 2024, including a gain of $2 which was recognized for the six months ended June 30, 2025. For Porcupine, a total net loss of $358 was recognized since designation as held for sale in the first quarter of 2024, including a $76 loss reversal and $28 gain recognized in the first and second quarter of 2025, respectively, resulting in a total gain of $104 recognized for the six months ended June 30, 2025. The total net losses on CC&V and Porcupine include prior period write-downs; no prior period write-downs were incurred on Musselwhite, Éléonore, or Akyem.
At June 30, 2025, assets held for sale consisted of the Coffee development project. At December 31, 2024, assets held for sale consisted of CC&V, Musselwhite, Porcupine, Éléonore, Akyem, and the Coffee development project.
The estimated fair values of assets held for sale are considered a non-recurring level 2 or 3 fair value measurements and were determined using (i) the market approach for disposal groups in which a binding sales agreement was in place but close had not yet occurred, or (ii) the income approach in the absence of a binding sales agreement. For fair values estimated using the income approach, the significant inputs at June 30, 2025 and December 31, 2024 included (i) cash flow information available to the Company, (ii) a long-term gold price of $2,100 and $1,900, respectively, (iii) current estimates of resources and exploration potential, and (iv) a reporting unit specific discount rate of 13.00% and 9.75%, respectively. Additional losses may be incurred as fair value estimates change.
For the three and six months ended June 30, 2025 and 2024, (Gain) loss on sale of assets held for sale consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Gain) on completed sales	$(711)	$—	$(904)	$—
(Reversal of write-downs) write-downs on assets classified as held for sale	—	157	(76)	509
Tax impact (1)	—	89	(17)	222
Other (2)	12	—	22	—
	$(699)	$246	$(975)	$731
____________________________
(1)In 2024, a tax impact on write-downs of assets held for sale resulted in the establishment of a deferred tax asset, which increased the respective carrying values of the related disposal groups and resulted in an additional loss. In 2025, a tax impact on the reversal of prior write-downs of assets held for sale resulted in the reduction to the deferred tax asset, which decreased the respective carrying values of the related disposal group and resulted in an additional gain.
(2)Primarily consists of the impact of finalization of certain working capital adjustments on completed sales and certain costs incurred under the transitional services support agreements.
The following table presents the carrying value of the major classes of assets and liabilities held for sale for the Coffee development project as of June 30, 2025. The carrying value is presented prior to the recognition of the cumulative write-down of $220, excluding tax impacts, resulting in an aggregate net book value of assets held for sale of $97.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Coffee Project (1)
Assets held for sale:
Property, plant and mine development, net	$321
Other assets	1
Carrying value of assets held for sale	$322

Liabilities held for sale:
Reclamation and remediation liabilities	$3
Other liabilities	2
Carrying value of liabilities held for sale	$5
____________________________
(1)The Coffee Project is included in Corporate and Other in Note 4.
The following table presents the carrying value of the major classes of assets and liabilities held for sale by disposal group as of December 31, 2024. The carrying values are presented prior to recognition of the write-down of $699, excluding tax impacts, resulting in an aggregate net book value of the assets held for sale of $2,432.

	CC&V (1)	Musselwhite (1)	Porcupine (1)	Éléonore (1)	Akyem (1)	Coffee Project (2)	Total
Assets held for sale:
Property, plant and mine development, net	$170	$1,063	$1,541	$785	$559	$321	$4,439
Other assets	408	39	93	70	258	1	869
Carrying value of assets held for sale	$578	$1,102	$1,634	$855	$817	$322	$5,308

Liabilities held for sale:
Reclamation and remediation liabilities	$334	$82	$563	$87	$427	$3	$1,496
Other liabilities	37	257	223	71	91	2	681
Carrying value of liabilities held for sale	$371	$339	$786	$158	$518	$5	$2,177
____________________________
(1)Divested as of June 30, 2025.
(2)The Coffee Project is included in Corporate and Other in Note 4.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). At June 30, 2025, the reportable segments of the Company comprise each of its 11 managed mining operations, which includes its 70% proportionate interest in Red Chris, and its 38.5% proportionate interest in Nevada Gold Mines ("NGM"), which it does not directly manage. Newmont consolidates Suriname Gold project C.V. (“Merian”) through its wholly-owned subsidiary, Newmont Suriname LLC., as the primary beneficiary of Merian, which is a variable interest entity. The reportable segments at June 30, 2025 excludes those that have been divested. Refer to Note 3 for further information.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The financial information relating to the Company’s segments is as follows:

Three Months Ended June 30, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (3)
Ahafo	$657	$201	$49	$2	$15	$(6)	$396	$134
Brucejack	161	91	42	2	3	—	23	25
Red Chris
Gold	50	22	6
Copper	67	46	12
Total Red Chris	117	68	18	2	3	(1)	27	43
Peñasquito:
Gold	440	100	49
Silver	191	60	29
Lead	43	21	10
Zinc	141	77	32
Total Peñasquito	815	258	120	6	4	29	398	31
Merian	223	122	22	1	13	—	65	11
Cerro Negro	112	72	26	2	6	6	—	35
Yanacocha	446	119	30	43	3	14	237	4
Boddington:
Gold	476	169	32
Copper	67	38	7
Total Boddington	543	207	39	4	—	14	279	29
Tanami	297	115	31	1	4	16	130	116
Cadia:
Gold	370	88	34
Copper	226	82	35
Total Cadia	596	170	69	2	4	15	336	144
Lihir	517	202	51	4	2	9	249	36
NGM	783	343	106	2	6	—	326	93
Total Reportable Segments	5,267	1,968	603	71	63	96	2,466	701
Corporate and Other (4)	—	—	17	10	38	(129)	64	3
Divested (5)
Porcupine (4)	32	16	—	1	—	112	(97)	10
Akyem	18	17	—	1	—	(685)	685	1
Consolidated	$5,317	$2,001	$620	$83	$101	$(606)	$3,118	$715
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
(2)Other Segment Expenses (Income) includes (Gain) loss on sale of assets held for sale which primarily consists of gains on the completed sales of Porcupine and Akyem. Refer to Note 3 for further information on the Company's divestitures.
(3)Includes an increase in non-cash adjustments of $41, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $674.
(4)The Coffee development project disposal group is included in Corporate and Other. Additionally, Corporate and Other contained legacy reclamation related to Porcupine which was divested in the second quarter of 2025. Refer to Note 3 for further information on the Company's divestitures.
(5)Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Three Months Ended June 30, 2024	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation (1)	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (3)
Ahafo	$422	$176	$55	$2	$12	$(8)	$185	$81
Brucejack	106	64	36	—	1	1	4	19
Red Chris
Gold	19	7	2
Copper	63	33	11
Total Red Chris	82	40	13	1	2	—	26	49
Peñasquito:
Gold	149	53	22
Silver	209	96	41
Lead	44	26	12
Zinc	149	96	35
Total Peñasquito	551	271	110	5	3	(1)	163	26
Merian	142	96	20	1	5	(1)	21	32
Cerro Negro	65	70	22	1	3	5	(36)	31
Yanacocha	181	77	23	48	4	7	22	9
Boddington:
Gold	320	139	26
Copper	86	49	9
Total Boddington	406	188	35	3	1	4	175	29
Tanami	231	101	33	1	7	10	79	105
Cadia:
Gold	297	77	33
Copper	221	67	33
Total Cadia	518	144	66	1	4	2	301	134
Lihir	345	162	43	1	4	9	126	40
NGM	590	307	103	3	7	6	164	126
Held for Sale (4)
CC&V	78	45	4	3	2	—	24	8
Musselwhite	132	56	—	1	1	—	74	21
Porcupine	206	94	9	4	1	247	(149)	55
Éléonore	147	89	2	1	1	—	54	29
Telfer (5)
Gold	82	83	4
Copper	7	12	1
Total Telfer	89	95	5	2	2	15	(30)	14
Akyem	111	81	11	4	—	(3)	18	7
Total Reportable Segments	4,402	2,156	590	82	60	293	1,221	815
Corporate and Other	—	—	12	12	46	115	(185)	4
Consolidated	$4,402	$2,156	$602	$94	$106	$408	$1,036	$819
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
(3)Includes an increase in non-cash adjustments of $19, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $800.
(4)Refer to Note 3 for information on the Company's divestitures.
(5)During the second quarter of 2024, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and the Company temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter of 2024. The Company completed the sale of Telfer in the fourth quarter of 2024.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Six Months Ended June 30, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (3)
Ahafo	$1,231	$448	$98	$4	$25	$(13)	$669	$2,964	$247
Brucejack	294	174	88	3	5	4	20	2,612	41
Red Chris
Gold	95	38	11
Copper	136	81	23
Total Red Chris	231	119	34	4	5	(2)	71	2,637	70
Peñasquito:
Gold	806	206	96
Silver	379	122	57
Lead	85	42	20
Zinc	322	187	77
Total Peñasquito	1,592	557	250	11	8	30	736	4,389	56
Merian	364	194	37	2	20	—	111	916	26
Cerro Negro	220	150	54	3	11	10	(8)	1,833	83
Yanacocha	725	212	56	88	4	20	345	2,080	8
Boddington:
Gold	890	336	61
Copper	141	76	14
Total Boddington	1,031	412	75	8	3	16	517	2,343	71
Tanami	507	197	56	2	6	17	229	2,434	247
Cadia:
Gold	686	165	67
Copper	437	153	65
Total Cadia	1,123	318	132	3	4	34	632	6,368	273
Lihir	972	363	91	7	3	14	494	5,735	81
NGM	1,409	651	203	5	8	1	541	7,430	195
Total Reportable Segments	9,699	3,795	1,174	140	102	131	4,357	41,741	1,398
Corporate and Other (4)	—	—	33	21	88	(227)	85	13,424	5
Divested (5)
CC&V	88	39	2	2	—	(3)	48	—	5
Musselwhite	94	33	—	1	—	(18)	78	—	14
Porcupine (4)	177	79	1	6	1	20	70	—	54
Éléonore	138	54	—	1	2	(171)	252	—	12
Akyem	131	107	3	5	—	(683)	699	—	9
Consolidated	$10,327	$4,107	$1,213	$176	$193	$(951)	$5,589	$55,165	$1,497
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
(2)Other Segment Expenses (Income) includes (Gain) loss on sale of assets held for sale which primarily consists of gains on the completed sales of CC&V, Musselwhite, Porcupine, Éléonore, and Akyem. Refer to Note 3 for further information.
(3)Includes a decrease in non-cash adjustments of $3, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $1,500.
(4)The Coffee development project disposal group is included in Corporate and Other. Additionally, Corporate and Other contained legacy reclamation related to Porcupine which was divested in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.
(5)Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Six Months Ended June 30, 2024	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation (1)	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets (1)	Capital Expenditures (3)
Ahafo	$803	$335	$106	$4	$17	$(22)	$363	$3,054	$171
Brucejack	178	138	71	1	1	—	(33)	4,176	35
Red Chris:
Gold	35	14	4
Copper	109	64	19
Total Red Chris	144	78	23	1	4	1	37	2,392	84
Peñasquito:
Gold	241	91	37
Silver	410	207	85
Lead	104	62	26
Zinc	273	204	71
Total Peñasquito	1,028	564	219	10	5	5	225	4,892	58
Merian	297	186	39	2	9	1	60	933	50
Cerro Negro	218	133	52	2	8	8	15	1,736	77
Yanacocha	367	165	51	96	6	7	42	1,881	33
Boddington:
Gold	619	283	52
Copper	163	97	18
Total Boddington	782	380	70	6	2	(8)	332	2,412	57
Tanami	419	183	58	1	15	1	161	2,044	190
Cadia:
Gold	545	151	61
Copper	388	134	60
Total Cadia	933	285	121	2	9	(7)	523	6,352	245
Lihir	722	333	78	2	10	10	289	4,002	95
NGM	1,149	621	210	6	12	8	292	7,415	244
Held for sale (4)
CC&V	137	85	7	6	3	104	(68)	474	13
Musselwhite	233	113	18	2	3	82	15	997	47
Porcupine	331	157	32	9	3	245	(115)	1,372	95
Éléonore	263	169	21	2	5	—	66	874	50
Telfer: (5)
Gold	141	153	12
Copper	14	27	3
Total Telfer	155	180	15	5	6	3	(54)	647	24
Akyem	266	157	41	7	4	(4)	61	903	16
Total Reportable Segments	8,425	4,262	1,232	164	122	434	2,211	46,556	1,584
Corporate and Other	—	—	24	28	90	605	(747)	9,122	8
Consolidated	$8,425	$4,262	$1,256	$192	$212	$1,039	$1,464	$55,678	$1,592
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
(3)Includes a decrease in non-cash adjustments of $58, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $1,650.
(4)Refer to Note 3 for information on the Company's divestitures. The Coffee development project disposal group is included in Corporate and Other.
(5)During the second quarter of 2024, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and the Company temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter of 2024. The Company completed the sale of Telfer in the fourth quarter of 2024.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following tables present the Company’s Sales by mining operation, product, and inventory type:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Ahafo	$657	$—	$657	$422	$—	$422
Brucejack	102	59	161	81	25	106
Red Chris:
Gold	—	50	50	—	19	19
Copper	—	67	67	—	63	63
Total Red Chris	—	117	117	—	82	82
Peñasquito:
Gold	—	440	440	—	149	149
Silver (1)	—	191	191	—	209	209
Lead	—	43	43	—	44	44
Zinc	—	141	141	—	149	149
Total Peñasquito	—	815	815	—	551	551
Merian	219	4	223	136	6	142
Cerro Negro	112	—	112	65	—	65
Yanacocha	438	8	446	178	3	181
Boddington:
Gold	123	353	476	91	229	320
Copper	—	67	67	—	86	86
Total Boddington	123	420	543	91	315	406
Tanami	297	—	297	231	—	231
Cadia:
Gold	34	336	370	32	265	297
Copper	—	226	226	—	221	221
Total Cadia	34	562	596	32	486	518
Lihir	517	—	517	345	—	345
NGM (2)	743	40	783	561	29	590
Divested (3)
CC&V	—	—	—	78	—	78
Musselwhite	—	—	—	132	—	132
Porcupine	32	—	32	206	—	206
Éléonore	—	—	—	147	—	147
Telfer:
Gold	—	—	—	17	65	82
Copper	—	—	—	—	7	7
Total Telfer	—	—	—	17	72	89
Akyem	18	—	18	111	—	111
Consolidated	$3,292	$2,025	$5,317	$2,833	$1,569	$4,402
____________________________
(1)Silver sales from concentrate includes $20 and $23 related to non-cash amortization of the silver streaming agreement liability for the three months ended June 30, 2025 and 2024, respectively.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $743 and $559 for the three months ended June 30, 2025 and 2024, respectively.
(3)The Company completed the sale of Telfer in the fourth quarter of 2024, CC&V, Musselwhite, and Éléonore in the first quarter of 2025, and Akyem and Porcupine in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Ahafo	$1,231	$—	$1,231	$803	$—	$803
Brucejack	189	105	294	130	48	178
Red Chris:
Gold	—	95	95	—	35	35
Copper	—	136	136	—	109	109
Total Red Chris	—	231	231	—	144	144
Peñasquito:
Gold	—	806	806	—	241	241
Silver (1)	—	379	379	—	410	410
Lead	—	85	85	—	104	104
Zinc	—	322	322	—	273	273
Total Peñasquito	—	1,592	1,592	—	1,028	1,028
Merian	356	8	364	284	13	297
Cerro Negro	220	—	220	218	—	218
Yanacocha	708	17	725	364	3	367
Boddington:
Gold	217	673	890	165	454	619
Copper	—	141	141	—	163	163
Total Boddington	217	814	1,031	165	617	782
Tanami	507	—	507	419	—	419
Cadia:
Gold	64	622	686	65	480	545
Copper	—	437	437	—	388	388
Total Cadia	64	1,059	1,123	65	868	933
Lihir	972	—	972	722	—	722
NGM (2)	1,330	79	1,409	1,090	59	1,149
Divested (3)
CC&V	88	—	88	137	—	137
Musselwhite	94	—	94	233	—	233
Porcupine	177	—	177	331	—	331
Éléonore	138	—	138	263	—	263
Telfer:
Gold	—	—	—	24	117	141
Copper	—	—	—	—	14	14
Total Telfer	—	—	—	24	131	155
Akyem	131	—	131	266	—	266
Consolidated	$6,422	$3,905	$10,327	$5,514	$2,911	$8,425
____________________________
(1)Silver sales from concentrate includes $39 and $50 related to non-cash amortization of the silver streaming agreement liability for the six months ended June 30, 2025 and 2024, respectively.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,332 and $1,088 for the six months ended June 30, 2025 and 2024, respectively.
(3)The Company completed the sale of Telfer in the fourth quarter of 2024, CC&V, Musselwhite, and Éléonore in the first quarter of 2025, and Akyem and Porcupine in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.
Trade Receivables and Provisional Sales
At June 30, 2025 and December 31, 2024, Trade receivables consisted primarily of sales from provisionally priced concentrate and other production. The impact to Sales from changes in pricing on provisional sales is an increase of $42 and $91 for the three months ended June 30, 2025 and 2024, respectively, and $181 and $131 for the six months ended June 30, 2025 and 2024, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
At June 30, 2025, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	152	$3,299
Copper (pounds, in millions)	73	$4.48
Silver (ounces, in millions)	3	$35.85
Lead (pounds, in millions)	30	$0.92
Zinc (pounds, in millions)	84	$1.25
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reclamation adjustments and other	$1	$1	$2	$4
Reclamation accretion	76	87	163	172
Reclamation expense	77	88	165	176

Remediation adjustments and other	4	5	7	13
Remediation accretion	2	1	4	3
Remediation expense	6	6	11	16
Reclamation and remediation	$83	$94	$176	$192
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2025	2024	2025	2024
Balance at January 1,	$7,015	$8,385	$370	$401
Additions, changes in estimates, and other	2	—	—	5
Divestitures (1)	(13)	—	—	—
Payments, net	(249)	(136)	(31)	(30)
Accretion expense	163	172	4	3
Reclassification to Liabilities held for sale (1)	—	(1,582)	—	(20)
Balance at June 30,	$6,918	$6,839	$343	$359
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including reclamation and remediation liabilities, were reclassified to Assets held for sale and Liabilities held for sale, respectively. The Company completed the sale of CC&V, Musselwhite, and Éléonore in the first quarter of 2025, and Akyem and Porcupine in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	At June 30, 2025			At December 31, 2024
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$980	$65	$1,045	$928	$63	$991
Non-current (2)	5,938	278	6,216	6,087	307	6,394
Total (3)	$6,918	$343	$7,261	$7,015	$370	$7,385
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $4,414 and $4,546 related to Yanacocha at June 30, 2025 and December 31, 2024, respectively.
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
Included in Assets held for sale at June 30, 2025 and December 31, 2024 are $— and $93, respectively, of restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2024 relate to Akyem.
Included in Other non-current assets at June 30, 2025 and December 31, 2024 are $30 and $29, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at June 30, 2025 and December 31, 2024 primarily relate to Ahafo and San Jose Reservoir at Yanacocha.
Included in Other non-current assets at June 30, 2025 and December 31, 2024 are $14 and $15, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at June 30, 2025 and December 31, 2024 primarily relate to San Jose Reservoir at Yanacocha.
Refer to Note 18 for further discussion of reclamation and remediation matters.
NOTE 7     OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring and severance	$15	$9	$24	$15
Impairment charges	9	9	24	21
Newcrest transaction and integration costs (1)	(10)	16	(6)	45
Settlement costs	—	5	3	26
Other (2)	34	20	46	25
Other expense, net	$48	$59	$91	$132
____________________________
(1)In 2025, includes a gain recognized on the reduction of the stamp duty tax liability incurred as a result of the Newcrest transaction.
(2)Includes an accrual of $15 related to a discharge event that occurred at Yanacocha in June 2025 that impacted water canals supporting the surrounding community; the event was contained as of June 30, 2025.
NOTE 8     OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$54	$38	$95	$77
Foreign currency exchange, net	(59)	(25)	(79)	3
Gain (loss) on debt extinguishment (1)	(18)	14	(28)	14
Gain (loss) on asset and investment sales (2)	(2)	55	(7)	64
Other	(11)	27	(7)	41
Other income (loss), net	$(36)	$109	$(26)	$199
____________________________
(1)Refer to Note 15 for additional information.
(2)Primarily consists of the gain recognized of $49 for the three and six months ended June 30, 2024 related to the sale of the Stream Credit Facility Agreement ("SCFA") in the second quarter of 2024. The SCFA was a non-revolving credit facility for the Fruta del Norte mine operated by Lundin Gold Inc. (“Lundin Gold”), in which the Company holds a 32% interest, and was a derivative measured at fair value and not designated for hedge accounting under ASC 815.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2025		2024		2025		2024
Income (loss) before income and mining tax and other items		$3,118		$1,036		$5,589		$1,464

U.S. Federal statutory tax rate	21%	655	21%	218	21%	1,174	21%	307
Reconciling items:
Change in valuation allowance on deferred tax assets	5	146	2	20	(1)	(51)	(3)	(45)
Foreign rate differential	6	187	8	84	7	367	10	147
Mining and other taxes (net of associated federal benefit)	2	71	5	52	2	134	6	95
Uncertain tax position reserve adjustment	—	8	(5)	(50)	—	(6)	(4)	(52)
Tax impact of foreign exchange	1	11	(9)	(88)	—	3	(4)	(58)
Akyem recognition of DTL for assets held for sale	—	(2)	(3)	(36)	—	—	6	81
Tax impact of divestitures (2)	1	39	—	—	2	122	—	—
Other	(1)	(23)	(1)	(9)	—	(4)	(1)	(24)
Income and mining tax expense (benefit)	35%	$1,092	18%	$191	31%	$1,739	31%	$451
____________________________
(1)Tax rates may not recalculate due to rounding.
(2)Refer to Note 3 for information on the Company's divestitures.
NOTE 10     FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) or nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 to the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$6,185	$6,185	$—	$—
Restricted cash	33	33	—	—
Trade receivables from provisional concentrate sales	634	—	634	—
Assets held for sale (2)	107	—	—	107
Marketable and other equity securities (Note 12) (3)	959	959	—	—
Restricted marketable debt securities (Note 12)	14	14	—	—
Derivative assets (Note 11)	491	—	53	438
Other assets (4)	107	—	—	107
	$8,530	$7,191	$687	$652
Liabilities:
Debt (5)	$7,220	$—	$7,220	$—
Derivative liabilities (Note 11)	17	—	12	5
Indemnification liabilities (6)	84	—	—	84
Other liabilities (7)	190	—	190	—
	$7,511	$—	$7,422	$89

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,619	$3,619	$—	$—
Restricted cash	31	31	—	—
Trade receivables from provisional concentrate sales	993	—	993	—
Assets held for sale (2)	1,840	—	1,168	672
Equity method investments (Note 12) (3)	212	212	—	—
Marketable and other equity securities (Note 12)	305	305	—	—
Restricted marketable debt securities (Note 12)	15	15	—	—
Derivative assets (Note 11)	142	—	—	142
Other assets (4)	61	—	—	61
	$7,218	$4,182	$2,161	$875
Liabilities:
Debt (5)	$8,400	$—	$8,400	$—
Derivative liabilities (Note 11)	143	—	137	6
Other liabilities (7)	51	—	51	—
	$8,594	$—	$8,588	$6
____________________________
(1)Cash and cash equivalents includes short-term deposits that have an original maturity of three months or less.
(2)Assets held for sale at June 30, 2025 and December 31, 2024 includes assets held for sale that were adjusted to their fair value, excluding costs to sell, of $107 and $1,840, respectively. The aggregate fair value, excluding costs to sell, of net assets held for sale subject to fair value remeasurement at June 30, 2025 and December 31, 2024 was $102 and $679, respectively.
(3)The Company's equity investment in Greatland Gold plc ("Greatland"), acquired through the sale of Telfer in the fourth quarter of 2024, is included in marketable and other equity securities at June 30, 2025 and in equity method investments under the fair value option at December 31, 2024. Refer to Note 12 for further information.
(4)In 2025, consists of the note receivable recognized related to the sale of Porcupine recognized at fair value at completion of the sale on April 15, 2025; refer to Note 3 for further information. In 2024, consists of the contingent consideration acquired through the sale of Telfer that does not meet the definition of a derivative and is considered to be a financial asset for which the Company recorded at fair value at completion of the sale on December 4, 2024.
(5)Debt is carried at amortized cost. The outstanding carrying value was $7,132 and $8,476 at June 30, 2025 and December 31, 2024, respectively. Refer to Note 15 for further information. The fair value measurement of debt was based on an independent third-party pricing source.
(6)Consists of the indemnifications recognized related to the sale of CC&V and Akyem, recognized at fair value at completion of the sale on February 28, 2025 and April 15, 2025, respectively. Refer to Note 3 for further information.
(7)Consists of an option acquired through the sale of Telfer in the fourth quarter of 2024, for which the Company elected the fair value option. Refer to Note 12 for further information.
The Company's indemnification liabilities consist of indemnifications provided by the Company in connection with certain divestitures and are classified as non-recurring within Level 3 of the fair value hierarchy. The indemnification liabilities are initially accounted for at fair value using a scenario-based method, which is a multi-step process under the income approach that estimates value based on the probability-weighted present value of various future outcomes. Various inputs utilized in the valuations included expected future closure costs, estimated probabilities and impacts of specific events, and discount rates.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2025 and December 31, 2024:

Description	At June 30, 2025	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Assets held for sale	$107	Income approach	Discount rate (1)	13.00%	13.00%
Derivative assets:
Hedging instruments (2)	$142	Income approach	Forward power prices	A$29 - A$585	6.75%
Contingent consideration assets	$296	Income approach	Discount rate	6.36% - 16.38%	5.99%
Other assets	$107	Income approach	Discount rate	8.33%	8.33%
Derivative liabilities (2)	$5	Income approach	Discount rate	5.22% - 5.95%	5.66%
Indemnification liabilities	$84	Income approach	Discount rate (3)	4.35% - 5.75%	4.51%

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Description	At December 31, 2024	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Assets held for sale	$672	Income approach	Various (1)	Various (1)	Various (1)
Derivative assets:
Hedging instruments (2)	$94	Income approach	Forward power prices	A$43 - A$321	6.75%
Contingent consideration assets	$47	Income approach	Discount rate	6.37% - 16.38%	10.67%
Other assets	$61	Income approach	Discount rate	6.60%	6.60%
Derivative liabilities	$5	Income approach	Discount rate	5.22% - 5.95%	5.66%
____________________________
(1)Refer to Note 3 for information on the assumptions and inputs specific to the non-recurring fair value measurement performed relating to assets held for sale.
(2)At June 30, 2025, the current and non-current portion of the Cadia Power Purchase Agreement ("Cadia PPA") of $5 and $137, respectively, are in an asset position. At December 31, 2024, the current portion of the Cadia PPA of $1 is in a liability position and the non-current portion of $95 is in an asset position. Amounts in an asset position are included in Derivative assets within the fair value hierarchy table and amounts in a liability position are included in Derivative liabilities within the fair value hierarchy table.
(3)Other significant inputs on the valuation of the indemnification liabilities include expected future closure costs of the divested CC&V mine and estimated probabilities and impact of a potential non-ratification of the lease of the divested Akyem mine.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2024	$142	$142	$6	$6
Acquired through divestments (1)	252	252	—	—
Fair value changes in Other comprehensive income (loss)	47	47	(1)	(1)
Fair value changes in Other income (loss), net	(3)	(3)	—	—
Fair value at June 30, 2025	$438	$438	$5	$5

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2023	$635	$635	$5	$5
Sales (2)	(281)	(281)	—	—
Transfers out of Level 3 (3)	(76)	(76)	—	—
Fair value changes in Other comprehensive income (loss)	(44)	(44)	2	2
Fair value changes in Other income (loss), net	5	5	—	—
Fair value changes in Net income (loss) from discontinued operations	11	11	—	—
Fair value at June 30, 2024	$250	$250	$7	$7
____________________________
(1)The Company acquired contingent consideration assets and recognized indemnification liabilities as part of the divestitures that occurred in 2025. Refer to Note 3 for further information.
(2)In the second quarter of 2024, the Company sold the SCFA. Refer to Note 8 for further information.
(3)In the first quarter of 2024, certain amounts relating to the Batu Hijau contingent consideration asset were reclassified from a derivative to a receivable as a result of achieving certain contractual milestones.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11     DERIVATIVE INSTRUMENTS

	At June 30, 2025	At December 31, 2024
Current derivative assets: (1)
Hedging instruments	$35	$—
Contingent consideration assets (2)	13	—
	$48	$—

Non-current derivative assets: (3)
Contingent consideration assets (2)	$283	$47
Hedging instruments	160	95
	$443	$142

Current derivative liabilities: (4)
Hedging instruments	$10	$136
Contingent consideration liabilities	2	2
	$12	$138

Non-current derivative liabilities: (5)
Contingent consideration liabilities	$5	$5
____________________________
(1)Included in Other current assets.
(2)At June 30, 2025, includes contingent consideration assets acquired through the sales of certain reportable segments. Refer to Note 3 for further information.
(3)Included in Derivative assets.
(4)Included in Other current liabilities.
(5)Included in Other non-current liabilities.
Hedging Instruments
Hedging instruments consist of foreign currency cash flow hedges and the Cadia PPA.
Foreign Currency Cash Flow Hedges
The Company has implemented various hedge programs in which fixed forward contracts have been entered into to mitigate variability in the USD-functional cash flows associated with specific expenditures. These fixed forward contracts have been designated as foreign currency cash flow hedges for the related forecasted expenditures and were transacted for risk management purposes. Refer to the table below for a summary of these programs at June 30, 2025:

	AUD-denominated capital expenditures	AUD-denominated operating expenditures	CAD-denominated operating expenditures	AUD-denominated capital expenditures
Status:	Active	Active	Active	Matured (1)
Amount entered into: (2)	A$1,488	A$3,294	C$905	A$574
Cash flow type:	Capital expenditures for construction and development	Operating expenditures	Operating expenditures	Capital expenditures for construction and development
Incurred in the periods of:	October 2024 through December 2026	October 2024 through December 2026	October 2024 through December 2026	2023 through 2024
Related to:	Tanami Expansion 2 project; Cadia PC1-2 and PC2-3 ("Cadia Panel Caves"); and Cadia Tailings Project ("Cadia Tails")	Boddington, Tanami, and Cadia operating mines located in Australia	Brucejack and Red Chris operating mines located in Canada	Tanami Expansion 2 project
____________________________
(1)The hedge program matured in 2024 and a gain of $7 remains in Accumulated other comprehensive income (loss) as of June 30, 2025.
(2)In July 2025, the Company entered into an additional A$—, A$177, and C$32 relating to the programs, respectively.
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
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At June 30, 2025	At December 31, 2024
Hedging instrument assets:
Foreign currency cash flow hedges, current (1)	$30	$—
Cadia PPA cash flow hedge, current (1)	5	—
Cadia PPA cash flow hedge, non-current (2)	137	95
Foreign currency cash flow hedges, non-current (2)	23	—
	$195	$95

Hedging instrument liabilities:
Foreign currency cash flow hedges, current (3)	$10	$135
Cadia PPA cash flow hedge, current (3)	—	1
	$10	$136
____________________________
(1)Included in Other current assets.
(2)Included in Derivative assets.
(3)Included in Other current liabilities.
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss (gain) on cash flow hedges:
Foreign currency cash flow hedges (1)	$12	$—	$34	$—
Cadia PPA cash flow hedge (2)	2	—	5	—
Interest rate contracts (3)	2	7	3	8
	$16	$7	$42	$8
____________________________
(1)As of June 30, 2025, a gain of $15 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months. The actual amounts that will be reclassified to earnings will vary due to future foreign currency exchange rates.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(2)As of June 30, 2025, a loss of $10 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months, which includes amounts related to the initial fair value that are reclassified from Accumulated other comprehensive income (loss) to earnings on a systematic basis over the 15-year term. The actual amounts that will be reclassified to earnings will vary due to future power prices and power generation volumes.
(3)Interest rate contracts relate to swaps entered into, and subsequently settled, associated with the issuance of the 2035 Senior Notes, 2039 Senior Notes, and 2042 Senior Notes. The related gains and losses are reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net of capitalized interest over the term of the respective hedged notes. As of June 30, 2025, a loss of $4 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months. The actual amounts that will be reclassified to earnings could vary upon repurchase or exchange of the related long-term debt prior to maturity.
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
The Company had the following contingent consideration assets and liabilities:

	At June 30, 2025	At December 31, 2024
Contingent consideration assets: (1)
CC&V (2)	$141	$—
Akyem (2)	84	—
Red Lake	39	36
Musselwhite (2)	21	—
Other	11	11
	$296	$47

Contingent consideration liabilities: (3)	$7	$7
____________________________
(1)Included in Derivative assets.
(2)Acquired as part of the divestitures incurred in 2025. Refer to Note 3 for further information.
(3)At June 30, 2025 and December 31, 2024, $2 and $5 is included in Other current liabilities and Other non-current liabilities, respectively.
NOTE 12     INVESTMENTS

	At June 30, 2025	At December 31, 2024
Current investments:
Marketable and other equity securities (1)(2)	$468	$21

Non-current investments:
Marketable and other equity securities (3)	$516	$309

Equity method investments:
Pueblo Viejo Mine (40%)	1,503	1,516
NuevaUnión Project (50%)	968	961
Lundin Gold Inc. (32%)	923	941
Norte Abierto Project (50%)	545	532
Greatland (20% at December 31, 2024) (2)	—	212
	3,939	4,162
	$4,455	$4,471

Non-current restricted investments: (4)
Marketable debt securities	$14	$15
____________________________
(1)Includes the equity interest in Discovery acquired through the sale of Porcupine. In the second quarter of 2025, the Company divested a portion of its interest for $89. In July 2025, the Company sold the remaining interest for approximately $140.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(2)The Company's investment in Greatland, acquired through the sale of Telfer in the fourth quarter of 2024, is included in equity method investments under the fair value option at December 31, 2024 and in current marketable and other equity securities at June 30, 2025 as it no longer qualifies as an equity method investment with an ownership of 10% and loss of significance influence. Refer below for further information.
(3)At June 30, 2025 and December 31, 2024, includes $25 accounted for under the measurement alternative.
(4)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 6 for further information regarding these amounts.
Equity Method Investments
Income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates, which primarily consists of income from Lundin Gold Inc. ("Lundin Gold") and Pueblo Viejo of $37 and $15 for the three months ended June 30, 2025, respectively, and $64 and $59 for the six months ended June 30, 2025, respectively. Income (loss) recorded in Equity income (loss) of affiliates from Pueblo Viejo and Lundin Gold consisted of $(3) and $(2) for the three months ended June 30, 2024, respectively and $14 and $(8) for the six months ended June 30, 2024, respectively.
Pueblo Viejo
As of June 30, 2025 and December 31, 2024, the Company had outstanding stockholder loans to Pueblo Viejo of $523 and $486, with accrued interest of $39 and $19, respectively, included in the Pueblo Viejo equity method investment.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $212 and $367 for the three and six months ended June 30, 2025, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $126 and $248 for the three and six months ended June 30, 2024, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of June 30, 2025 or December 31, 2024.
Lundin Gold Inc.
Lundin Gold is accounted for on a quarterly lag. At June 30, 2025, the calculated fair value, based on quoted closing prices of publicly traded shares, of the Company's investment in Lundin Gold was $4,073.
The Company had the right to purchase 50% of gold produced from Lundin Gold at a price determined based on delivery dates and a defined quotational period and resold the ounces purchased to third parties under an offtake agreement acquired through the Newcrest transaction (the "Offtake agreement"). In the second quarter of 2024, the Company sold the Offtake agreement to Lundin Gold resulting in settlement of the rights under the Offtake agreement. As a result, no purchases were incurred in 2025.
Total payments made to Lundin Gold under the Offtake agreement for gold purchased were $109 and $189 for the three and six months ended June 30, 2024, respectively. These payments were recognized net of subsequent sales in Other income (loss), net with the net amount being immaterial. There was no payable due to Lundin Gold for gold purchases as of December 31, 2024.
Greatland
The Company acquired a 20% interest in Greatland, resulting in 2.7 billion shares, in connection with the sale of Telfer in December 2024. The Company accounted for its investment in Greatland as an equity method investment, included in Investments, for which the Company elected the fair value option as it believed it best reflected the economics of the underlying transaction. The shares are subject to a sale restriction period of one-year following the date of close, under which certain events would allow for the Company to sell its shares.
In the second quarter of 2025, Greatland completed a corporate reorganization in which Greatland Resources Limited ("GRL") became the new holding company for Greatland and involved the cancellation of Greatland’s shares and the issuance of new shares under GRL. Concurrently, a share consolidation occurred with Greatland shareholders receiving one ordinary share in GRL for every twenty Greatland shares held. As a result, the Company’s 2.7 billion Greatland shares were converted into 134 million GRL shares. In June 2025, the Company sold 67 million shares for $274, reducing its ownership to 10%, resulting in a gain of $68 recognized in Change in fair value of investments and options for the three and six months ended June 30, 2025. The remaining 67 million shares held are accounted for as marketable equity securities and are included in current Investments with a fair value of $302 at June 30, 2025.
The equity held in GRL contains an option in which a third party has the ability to acquire 67 million shares of the Company's GRL shares at a set price exercisable for four years (the "Greatland Option"). The Greatland Option does not meet the definition of a derivative and is considered to be a financial liability, for which the Company has elected the fair value option. The Company believes the fair value option best reflects the economics of the underlying transaction. At June 30, 2025 and December 31, 2024, the Greatland Option is included in Other current liabilities and Other non-current liabilities, respectively, at a fair value of $190 and $51, respectively.
Changes in the fair value of the equity interest held in GRL and the Greatland Option are recognized through earnings each reporting period in Other income (loss), net. For the three and six months ended June 30, 2025, a gain of $164 and $365 was

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
recognized related to the equity interest held in GRL, respectively, of which $68 related to the sale in the second quarter of 2025. For the three and six months ended June 30, 2025, a loss of $59 and $139 was recognized related to the Greatland Option, respectively.
NOTE 13     INVENTORIES

	At June 30, 2025	At December 31, 2024
Materials and supplies	$1,093	$1,081
In-process	125	118
Concentrate	172	148
Precious metals	110	76
Inventories (1)	$1,500	$1,423
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Inventories of $185, were reclassified to Assets held for sale at December 31, 2024; no amounts related to Inventories were reclassified to Assets held for sale at June 30, 2025. Refer to Note 3 for additional information.
NOTE 14     STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2025 (1)			At December 31, 2024 (1)
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$581	$186	$767	$624	$137	$761
Non-current	2,337	203	2,540	2,072	194	2,266
Total	$2,918	$389	$3,307	$2,696	$331	$3,027
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Stockpiles and ore on leach pads of $374, were reclassified to Assets held for sale at December 31, 2024; no amounts related to Stockpiles and ore on leach pads were reclassified to Assets held for sale at June 30, 2025. Refer to Note 3 for additional information.
NOTE 15     DEBT
Scheduled minimum debt repayments are as follows:

At June 30, 2025
Year Ending December 31,
2025 (for the remainder of 2025)	$—
2026	—
2027	—
2028	—
2029	632
Thereafter	6,783
Total face value of debt outstanding	7,415
Unamortized premiums, discounts, and issuance costs	(283)
Debt	$7,132
Debt Extinguishment
In the first quarter of 2025, the Company fully redeemed all of the outstanding 2026 Senior Notes, resulting in a loss on extinguishment of $13, recognized in Other income (loss), net. The 2026 Senior Notes were fully redeemed for a redemption price of $957, which consisted of the principal amount of the outstanding 2026 Senior Notes of $928, accrued and unpaid interest of $19 in accordance with the terms of the 2026 Senior Notes, and a make-whole provision of $10.
During 2025, the Company partially redeemed certain other senior notes, resulting in a loss on extinguishment of $18 and $15 for the three and six months ended June 30, 2025, respectively, recognized in Other income (loss), net, consisting of the write-off of unamortized premiums, discounts, and issuance costs. The following table summarizes the partial redemptions:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Settled Notional Amount	Total Repurchase Amount (1)	Settled Notional Amount	Total Repurchase Amount (1)
$700 2.80% Senior Notes due October 2029	$3	$3	$6	$6
$650 3.25% Senior Notes due May 2030	78	74	96	91
$1,000 2.25% Senior Notes due October 2030	66	59	67	60
$1,000 2.60% Senior Notes due July 2032	1	1	32	27
$600 5.875% Senior Notes due April 2035	83	87	83	87
$1,100 6.250% Senior Notes due October 2039	164	177	164	177
	$395	$401	$448	$448
____________________________
(1)Includes $3 of accrued interest for the three and six months ended June 30, 2025.
NOTE 16     OTHER LIABILITIES

	At June 30, 2025	At December 31, 2024
Other current liabilities:
Reclamation and remediation liabilities	$1,045	$991
Accrued operating costs (1)	396	468
Accrued capital expenditures	223	208
Greatland Option (2)	190	—
Accrued royalties	179	165
Payables to NGM (3)	133	115
Accrued interest	78	97
Hedging instruments (4)	10	136
Other (5)	290	301
	$2,544	$2,481

Other non-current liabilities:
Income and mining taxes (6)	$146	$125
Indemnification liabilities (7)	90	17
Other (2)(8)	129	146
	$365	$288
____________________________
(1)In the first quarter of 2025, the Company paid $116 to the Worsley JV related to the waiver of certain rights within the cross-operation agreement that confers priority to the bauxite operations at the Boddington mine. This payment is included in other investing activities in the Condensed Consolidated Statement of Cash Flows.
(2)Acquired through the sale of Telfer in the fourth quarter of 2024 and accounted for under the fair value option. The option was included in Other non-current liabilities at December 31, 2024 for $51. Refer to Note 12 for further information.
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
(4)Refer to Note 11 for additional information.
(5)Primarily consists of the current portion of the silver streaming agreement liability.
(6)Primarily consists of unrecognized tax benefits, including penalties and interest.
(7)Primarily consists of the indemnifications recognized related to the sale of CC&V and Akyem. Refer to Note 3 for further information.
(8)Primarily consists of the non-current portion of operating lease liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Hedge Instruments	Other Adjustments	Total
Balance at December 31, 2024	$(193)	$98	$(95)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	123	(15)	108
(Gain) loss reclassified from accumulated other comprehensive income (loss)	30	1	31
Other comprehensive income (loss)	153	(14)	139
Balance at June 30, 2025	$(40)	$84	$44
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in the non-operating segment Corporate and Other. The Yanacocha matters relate to the Yanacocha reportable segment. The Cadia matter relates to the Cadia reportable segment. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Ahafo reportable segment and Akyem, which was divested in the second quarter of 2025, respectively. The CC&V matter relates to CC&V, which was divested in the first quarter of 2025.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont owned through February 28, 2025
In December 2021, Cripple Creek & Victor Gold Mining Company LLC (“CC&V”) entered into a Settlement Agreement (“Settlement Agreement”) with the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) with a mutual objective of resolving issues associated with the new discharge permits issued by the Division in January 2021 for the Carlton Tunnel. The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring, with the monitoring data accumulated since the mid-1970s indicating consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, when the Division issued new discharge permits in January 2021, the Division imposed new water quality limits. The Settlement Agreement involves the evaluation of a reasonable and achievable timeline for treatment and permit compliance, acknowledging the lack of readily available technology, and the need to spend three years to study and select the technological solution, with three additional years to construct, bringing full permit compliance to the November 2027 timeframe. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to work with regulators to identify and implement the highest feasible alternative treatments, including the site specific standards and a Discharger Specific Variance ("DSV"). CC&V formally submitted a proposal for the site specific standards and DSV to the Water Quality Control Commission in a June 2025 rulemaking hearing. As a result of the hearing, the Commission agreed to site specific standards for CC&V for certain water quality standards, and CC&V will continue to work with Division on a proposal for the DSV and an extension request for compliance with certain other standards. Depending on the plans that may ultimately be agreed with the Division, a material adjustment to the remediation liability may be required.
On February 28, 2025, the Company completed the sale of the CC&V reportable segment to SSR. Under the terms of the agreement with SSR, Newmont expects to receive deferred cash contingent consideration upon certain regulatory approvals, one of which being resolution of regulatory applications relating to the Carlton Tunnel. In addition, upon completion of an updated regulator-approved closure plan and in the event aggregate closure costs at CC&V exceed $500, Newmont will be responsible for funding 90% of the incremental closure costs exceeding $500 in such updated closure plan, either on an as-incurred basis or pursuant to a net present value lump sum payment option.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $149, assumed 100% by Newmont, at June 30, 2025.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Cadia Holdings Pty Ltd. - 100% Newmont Owned
Cadia mine site. Cadia Holdings Pty Ltd. (“Cadia Holdings”) is a wholly owned subsidiary of Newcrest, which was acquired by Newmont in November 2023. The mine site is subject to regulations by the New South Wales Environment Protection Authority (the “NSW EPA”). In October 2023, the NSW EPA commenced proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. In 2024, Cadia Holdings entered a plea of not guilty to the charges related to the allegations. These proceedings are listed for a liability hearing from February 16, 2026 to February 27, 2026.
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
Newmont Ghana Gold Limited - 100% Newmont Owned (and Newmont Golden Ridge Limited owned by Newmont through April 15, 2025)
On December 24, 2018, two individual plaintiffs, who are members of the Ghana Parliament (“Plaintiffs”), filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”) along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana, the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s current mining leases are both ratified by Parliament; NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and NGRL January 19, 2010 mining lease; ratified by Parliament on December 3, 2015. The writ alleges that any mineral exploitation prior to Parliamentary ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) a declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliamentary ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent; and (iv) an order that the Attorney General and Minerals Commission submit all un-ratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome. On April 15, 2025, the Company completed the sale of the Akyem reportable segment, including NGRL. In the case of an adverse final judgment against NGRL pursuant to a non-appealable governmental order, if any, the Company would be required to indemnify the buyer for certain fines, penalties and disgorgements attributable to the period from the date of the Company’s commencement of commercial production under the mining leases in October 2013 to the date on which the mining leases were ratified by Parliament on December 3, 2015.
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
the Company that it believed the 2011 reorganization was subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputed this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and the Company is currently awaiting the judgement, which is expected during the third quarter of 2025. The Company cannot reasonably predict the outcome.
Newmont Corporation
Karas v. Newmont Corp., et al. On January 31, 2025, a putative class action lawsuit was filed against Newmont and Newmont’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer in the United States District Court for the District of Colorado. The action was brought on behalf of an alleged class of Newmont stockholders who owned stock between February 22, 2024 and October 23, 2024 (the alleged class period). The Court appointed Lead Plaintiffs on May 6, 2025 who filed an amended complaint on July 14, 2025 adding Newmont Corporation's Chief Development Officer as a defendant and shortening the alleged class period to July 24, 2024 through October 23, 2024. Plaintiffs allege that the defendants made a series of materially false and misleading statements and/or omissions during the alleged class period regarding the Company’s operations, production, and costs in violation of federal securities laws. Plaintiffs further allege that the purported class members suffered losses and damages resulting from declines in the market value of Newmont’s common stock after the Company announced its third quarter 2024 results and updated guidance on October 23, 2024. Plaintiffs seek unspecified monetary damages and other relief.
Gunderson v. Palmer et al.; Levin v. Palmer et al.; Chin v. Palmer et al.; and Harris v. Palmer et al. On February 21, February 28, March 20, and April 4, 2025, respectively, purported Newmont stockholders filed putative derivative complaints nominally on behalf of Newmont against Newmont’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Colorado. While the allegations and asserted claims vary among the actions, the complaints, taken collectively, generally raise similar allegations as the complaint in Karas. The complaints allege, among other things, that the defendants made a series of materially false and misleading statements and/or omissions beginning on February 22, 2024 regarding the Company's operations, production, and costs, that the Company lacked adequate internal controls and oversight over risk management, that the defendants made materially false and misleading statements in the Company’s 2024 proxy statement, and that there were improper share repurchases by the Company and stock sales by the Company’s Chief Executive Officer during the period February 22, 2024 to October 23, 2024, and assert claims under federal securities law (other than in the Chin case) and Delaware state law. Plaintiffs seek unspecified monetary damages, restitution, disgorgement and other relief, including reforms to the Company’s corporate governance. On March 19, 2025, on motion from plaintiffs in Gunderson and Levin, the court consolidated Levin into Gunderson, and appointed lead plaintiffs in the consolidated case. On May 1, 2025, on motion from plaintiffs in Gunderson, Levin, Chin, and Harris, the court consolidated Chin and Harris into Gunderson. On May 7, 2025, upon joint motion from the parties in Gunderson, the court stayed the consolidated action pending the resolutions of all motions to dismiss the operative complaint in Karas.
Willis v. Palmer et al. On May 9, 2025, a purported Newmont stockholder filed a putative derivative complaint nominally on behalf of Newmont against Newmont’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Delaware. The complaint generally raises similar allegations and requests similar relief as the complaints in the District of Colorado consolidated derivative actions, described above. On May 28, 2025, upon stipulation and agreement by the parties, the court stayed the action pending the resolution of all motions to dismiss the operative complaint in Karas.
Newmont intends to vigorously defend these matters, but cannot reasonably predict the outcome of any matter.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At June 30, 2025 and December 31, 2024, there were $2,083 and $2,086, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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
Refer to Note 25 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for information on the Company's contingent payments.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(dollars in millions, except per share, per ounce and per pound amounts, unless otherwise noted)
The following Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Newmont Corporation, a Delaware corporation, and its subsidiaries (collectively, “Newmont,” the “Company,” “our” and “we”). Please refer to Non-GAAP Financial Measures, below, for the non-GAAP financial measures used in this MD&A by the Company.
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
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. In June 2025, Newmont continued to be the top mining company in TIME's listing of the world most sustainable companies. Since 2015, Newmont has been ranked as one of the mining and metal sector's top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, Fiji, and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
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
Divestiture of Non-Core Assets
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included CC&V, Musselwhite, Porcupine, Éléonore, Telfer, Akyem, and the Coffee development project in Canada. The Company presented these assets as held for sale in the first quarter of 2024 and recorded the assets at the lower of their carrying value or fair value, less costs to sell.
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, and the sale of the Akyem and Porcupine reportable segments in the second quarter of 2025. At June 30, 2025, the Coffee development project remained designated as held for sale. The Company believes it is probable that a sale will be completed in the near term, and all other criteria have been met to continue classifying Coffee as held for sale.
Assets classified as held for sale are recorded at the lower of the carrying value or fair value, less costs to sell and are periodically valued until sale occurs with any resulting gain or loss recognized in (Gain) loss on sale of assets held for sale. Additionally, gains or losses recognized on the completion of the sale are recognized in (Gain) loss on sale of assets held for sale.
As a result, for the three and six months ended June 30, 2025 a gain of $699 and $975 was recognized within (Gain) loss on sale of assets held for sale, respectively, primarily resulting from the completion of the sales of the CC&V, Musselwhite and Éléonore reportable segments in the first quarter of 2025 and Akyem and Porcupine reportable segments in the second quarter of 2025. For the three and six months ended June 30, 2024, a loss of $246 and $731 was recognized within (Gain) loss on sale of assets held for sale, respectively, consisting of write-downs on assets held for sale of $157 and $509 and a resulting tax impact of $89 and $222, respectively.
Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on divestitures.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
Net income (loss) from continuing operations attributable to Newmont stockholders	$2,061	$838	$1,223
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.85	$0.73	$1.12

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
Net income (loss) from continuing operations attributable to Newmont stockholders	$3,952	$1,004	$2,948
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$3.53	$0.87	$2.66
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three and six months ended June 30, 2025, compared to the same periods in 2024, is primarily due to (i) a net increase in Sales largely due to higher average realized gold prices, (ii) a net gain on completed divestments, compared to prior year losses from asset held for sale write-downs, recognized in (Gain) loss on sale of assets held for sale; and (iii) a net increase in Change in fair value of investments and options, including unrealized gains on marketable equity securities and the realized gain on the sale of Greatland shares. This increase was partially offset by the increase in income tax expense recognized within Income and mining tax benefit (expense).
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
Gold	$4,582	$3,623	$959	$8,827	$6,964	$1,863
Copper	360	377	(17)	714	674	40
Silver	191	209	(18)	379	410	(31)
Lead	43	44	(1)	85	104	(19)
Zinc	141	149	(8)	322	273	49
	$5,317	$4,402	$915	$10,327	$8,425	$1,902

	Three Months Ended June 30, 2025
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$4,556	$356	$171	$39	$148
Provisional pricing mark-to-market	34	4	5	5	(6)
Silver streaming amortization	—	—	20	—	—
Gross after provisional pricing and streaming impact	4,590	360	196	44	142
Treatment and refining charges	(8)	—	(5)	(1)	(1)
Net	$4,582	$360	$191	$43	$141
Consolidated ounces/pounds sold (1)(2)	1,380	83	7	50	124
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$3,301	$4.31	$26.50	$0.79	$1.19
Provisional pricing mark-to-market	25	0.06	0.76	0.10	(0.05)
Silver streaming amortization	—	—	3.04	—	—
Gross after provisional pricing and streaming impact	3,326	4.37	30.30	0.89	1.14
Treatment and refining charges	(6)	—	(0.80)	(0.01)	(0.01)
Net	$3,320	$4.37	$29.50	$0.88	$1.13
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.

(2)For the three months ended June 30, 2025 the Company sold 37 thousand tonnes of copper, 23 thousand tonnes of lead, and 56 thousand tonnes of zinc.
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
(2)For the three months ended June 30, 2024 the Company sold 39 thousand tonnes of copper, 20 thousand tonnes of lead, and 52 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Six Months Ended June 30, 2025
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$8,723	$680	$328	$82	$355
Provisional pricing mark-to-market	126	38	24	5	(12)
Silver streaming amortization	—	—	39	—	—
Gross after provisional pricing and streaming impact	8,849	718	391	87	343
Treatment and refining charges	(22)	(4)	(12)	(2)	(21)
Net	$8,827	$714	$379	$85	$322
Consolidated ounces/pounds sold (1)(2)	2,822	159	13	97	285
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$3,091	$4.29	$25.88	$0.85	$1.24
Provisional pricing mark-to-market	45	0.24	1.87	0.05	(0.04)
Silver streaming amortization	—	—	3.04	—	—
Gross after provisional pricing and streaming impact	3,136	4.53	30.79	0.90	1.20
Treatment and refining charges	(8)	(0.02)	(0.99)	(0.02)	(0.07)
Net	$3,128	$4.51	$29.80	$0.88	$1.13
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the six months ended June 30, 2025 the Company sold 72 thousand tonnes of copper, 44 thousand tonnes of lead, and 129 thousand tonnes of zinc.
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
The change in consolidated Sales is due to:

	Three Months Ended June 30,
	2025 vs. 2024 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$1,332	$(41)	$18	$(7)	$(37)
Increase (decrease) in consolidated ounces/pounds sold	(385)	(10)	(40)	7	15
Decrease (increase) in treatment and refining charges	12	34	4	(1)	14
	$959	$(17)	$(18)	$(1)	$(8)

	Six Months Ended June 30,
	2025 vs. 2024 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$2,560	$8	$84	$(8)	$(13)
Increase (decrease) in consolidated ounces/pounds sold	(713)	(26)	(124)	(10)	46
Decrease (increase) in treatment and refining charges	16	58	9	(1)	16
	$1,863	$40	$(31)	$(19)	$49
____________________________
(1)Included in the change in consolidated Sales is the impact relating to the divested sites which resulted in a decrease for the three and six months ended June 30, 2025 compared to the same periods in 2024, of $713 and $757, respectively.
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
Gold	$1,677	$1,777	$(100)	$3,446	$3,467	$(21)
Copper	166	161	5	310	322	(12)
Silver	60	96	(36)	122	207	(85)
Lead	21	26	(5)	42	62	(20)
Zinc	77	96	(19)	187	204	(17)
	$2,001	$2,156	$(155)	$4,107	$4,262	$(155)
The decrease in Costs applicable to sales for the three and six months ended June 30, 2025, compared to the same periods in 2024, is primarily due to the impact from the divested sites, which resulted in a decrease of $428 and $551, respectively.
Excluding the impact of divestitures, Costs applicable to sales increased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to higher contracted services costs largely at NGM, the impact of inventory changes largely at Merian, Boddington, and Lihir, higher worker's participation costs at Yanacocha and Peñasquito, and higher royalties largely at Ahafo.
Excluding the impact of divestitures, Costs applicable to sales increased for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to higher contracted services costs largely at NGM, higher royalties largely at Ahafo, higher worker's participation costs at Yanacocha and Peñasquito, and the impact of inventory changes largely at Boddington and Brucejack.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, refer to Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
Gold	$478	$448	$30	$924	$950	$(26)
Copper	54	54	—	102	100	2
Silver	29	41	(12)	57	85	(28)
Lead	10	12	(2)	20	26	(6)
Zinc	32	35	(3)	77	71	6
Other	17	12	5	33	24	9
	$620	$602	$18	$1,213	$1,256	$(43)
The increase in Depreciation and amortization for the three months ended June 30, 2025 compared to the same period in 2024, is primarily due to higher depreciation rates as a result of higher ounces mined at Peñasquito, Yanacocha, and Red Chris, higher non-cash inventory costs at Lihir, and asset additions at Brucejack, partially offset by a decrease in Sales at non-core assets due to divestments.
The decrease in Depreciation and amortization for the six months ended June 30, 2025 compared to the same period in 2024, is primarily due to a decrease in Sales at non-core assets due to divestments. Excluding the impact of these divestitures, Depreciation and amortization increased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to higher depreciation rates as a result of higher gold ounces mined at Peñasquito and Red Chris, asset additions at Brucejack, and higher non-cash inventory costs at Lihir.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.
Interest expense, net of capitalized interest decreased during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to the reduction in Debt, which was driven by the full redemption of the outstanding 2026 Senior Notes and the partial redemption of certain other senior notes, and an increase in capitalized interest. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
Income and mining tax expense (benefit) was $1,092 and $191 during the three months ended June 30, 2025 and 2024, respectively, and $1,739 and $451 during the six months ended June 30, 2025 and 2024, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv)

valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended June 30,
	2025			2024
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$326	20%	$64	$164	15%	$25
CC&V	—	—	11	23	22	5
Corporate & Other	(62)	3	(2)	(23)	217	(50)
Total US	264	28	73	164	(12)	(20)
Australia	803	33	264	443	37	163
Ghana	1,063	29	307	190	35	67
Suriname	52	27	14	5	(60)	(3)
Peru	242	51	124	31	16	5
Canada	80	165	132	(13)	15	(2)
Mexico	384	48	185	151	(21)	(31)
Argentina	(23)	(70)	16	(59)	—	—
Papua New Guinea	243	31	75	123	32	39
Other Foreign	10	40	4	1	—	—
Rate adjustments (2)	—	N/A	(102)	—	N/A	(27)
Consolidated (3)	$3,118	35%	$1,092	$1,036	18%	$191
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

	Six Months Ended June 30,
	2025			2024
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$546	19%	$102	$293	12%	$34
CC&V	(161)	48	(77)	(70)	21	(15)
Corporate & Other	225	10	22	(111)	(39)	43
Total US	610	8	47	112	55	62
Australia	1,455	29	427	774	37	283
Ghana	1,334	30	400	399	33	133
Suriname	84	26	22	30	10	3
Peru	356	49	174	58	16	9
Canada	602	49	297	(376)	33	(125)
Mexico	707	44	312	207	3	6
Argentina	(54)	—	—	(30)	—	—
Papua New Guinea	484	30	146	282	31	88
Other Foreign	11	36	4	8	—	—
Rate adjustments (2)	—	N/A	(90)	—	N/A	(8)
Consolidated (3)	$5,589	31%	$1,739	$1,464	31%	$451
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
On July 4, 2025, the One Big Beautiful Bill Act H.R. 1 was signed into law in the U.S. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements.
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
Results of Consolidated Operations
Newmont has developed gold equivalent ounces ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead, and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2025 GEO Price (1)	$1,700	$3.50	$20.00	$0.90	$1.20
2024 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
____________________________
(1)Effective January 1, 2025, GEO pricing was updated to align with reserve metal price assumptions as outlined above ("GEO price change"). The update to GEO pricing will have an impact on the calculated gold equivalent ounces. This will result in an impact to costs allocated to the respective GEOs, particularly resulting in higher costs allocated to gold.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	197	184	$1,010	$976	$246	$303	$1,220	$1,123
Brucejack	50	60	$1,861	$1,390	$855	$773	$2,490	$1,929
Red Chris	15	9	$1,475	$951	$385	$299	$1,903	$1,613
Peñasquito	148	64	$756	$827	$369	$354	$944	$1,038
Merian	53	61	$1,808	$1,546	$319	$317	$2,074	$2,170
Cerro Negro (3)	42	19	$2,118	$2,506	$756	$805	$3,023	$3,010
Yanacocha	131	78	$882	$1,000	$223	$305	$1,144	$1,217
Boddington	147	147	$1,207	$1,022	$231	$190	$1,422	$1,237
Tanami	90	99	$1,278	$1,018	$346	$331	$1,698	$1,276
Cadia	104	117	$805	$624	$316	$265	$1,109	$1,064
Lihir	160	141	$1,287	$1,101	$326	$289	$1,563	$1,212
NGM	239	253	$1,448	$1,220	$449	$410	$1,771	$1,689
Divested (4)
CC&V	—	35	$—	$1,361	$—	$97	$—	$1,700
Musselwhite	—	54	$—	$993	$—	$10	$—	$1,397
Porcupine	8	91	$1,603	$1,068	$18	$107	$2,233	$1,366
Éléonore	—	61	$—	$1,404	$—	$31	$—	$1,900
Telfer	—	14	$—	$2,548	$—	$146	$—	$3,053
Akyem	6	47	$2,813	$1,716	$21	$232	$3,145	$1,952
Total/Weighted-Average (5)	1,390	1,534	$1,215	$1,152	$359	$298	$1,593	$1,562
Merian (25%)	(13)	(15)
Attributable to Newmont	1,377	1,519

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (6)	33	35	$1,484	$915	$391	$288	$1,884	$1,560
Peñasquito (7)	223	268	$832	$904	$375	$365	$1,030	$1,164
Boddington (8)	34	55	$1,137	$1,031	$229	$197	$1,304	$1,254
Cadia (9)	102	117	$775	$552	$320	$266	$1,082	$1,024
Divested (4)
Telfer	—	2	$—	$1,940	$—	$109	$—	$2,742
Total/Weighted-Average (5)	392	477	$899	$836	$347	$311	$1,203	$1,207

Copper	(tonnes in thousands)
Red Chris (6)	7	6
Boddington (8)	7	10
Cadia (9)	22	22
Total/Weighted-Average	36	38

Lead	(tonnes in thousands)
Peñasquito (7)	27	20

Zinc	(tonnes in thousands)
Peñasquito (7)	67	65

Attributable gold from equity method investments (10)	(ounces in thousands)
Pueblo Viejo (40%)	63	53
Fruta del Norte (11)	38	35
Attributable to Newmont	101	88
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)In the second quarter of 2024, the Company suspended operations at Cerro Negro to conduct a full investigation into the tragic fatalities of two members of the Newmont workforce on April 9, 2024. The site ramped up to full operations in June 2024.
(4)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. At June 30, 2025, all operating sites previously classified as held for sale were divested and as a result, the comparative results of these operations are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(5)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(6)For the three months ended June 30, 2025 and 2024, Red Chris produced 16 million and 14 million pounds of copper, respectively.
(7)For the three months ended June 30, 2025, Peñasquito produced 8 million ounces of silver, 59 million pounds of lead and 147 million pounds of zinc. For the three months ended June 30, 2024, Peñasquito produced 8 million ounces of silver, 44 million pounds of lead and 144 million pounds of zinc.
(8)For the three months ended June 30, 2025 and 2024, Boddington produced 17 million and 22 million pounds of copper, respectively.
(9)For the three months ended June 30, 2025 and 2024, Cadia produced 50 million and 47 million pounds of copper, respectively.
(10)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(11)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Six Months Ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	402	374	$1,124	$920	$246	$290	$1,341	$1,066
Brucejack	91	97	$1,831	$1,723	$926	$889	$2,363	$2,206
Red Chris	29	15	$1,290	$945	$364	$273	$1,611	$1,453
Peñasquito	271	109	$823	$838	$383	$346	$1,013	$1,055
Merian	115	137	$1,679	$1,368	$317	$287	$1,986	$1,820
Cerro Negro (3)	70	100	$2,089	$1,310	$751	$511	$2,936	$1,635
Yanacocha	236	169	$915	$985	$242	$307	$1,155	$1,166
Boddington	273	289	$1,223	$1,019	$223	$186	$1,482	$1,240
Tanami	168	189	$1,191	$962	$338	$305	$1,680	$1,215
Cadia	207	239	$800	$636	$324	$256	$1,144	$1,028
Lihir	324	322	$1,147	$1,010	$289	$236	$1,450	$1,236
NGM	455	517	$1,437	$1,198	$448	$405	$1,780	$1,631
Divested (4)
CC&V	28	63	$1,397	$1,376	$62	$107	$1,684	$1,716
Musselwhite	33	103	$1,040	$1,077	$—	$176	$1,531	$1,568
Porcupine	55	152	$1,300	$1,058	$19	$217	$1,810	$1,408
Éléonore	50	117	$1,104	$1,422	$—	$180	$1,403	$1,910
Telfer	—	45	$—	$2,585	$—	$216	$—	$3,037
Akyem	43	116	$2,358	$1,280	$62	$333	$2,664	$1,523
Total/Weighted-Average (5)	2,850	3,153	$1,221	$1,103	$339	$310	$1,623	$1,500
Merian (25%)	(28)	(34)
Attributable to Newmont	2,822	3,119

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (6)	65	63	$1,290	$959	$371	$276	$1,605	$1,486
Peñasquito (7)	414	556	$873	$870	$383	$335	$1,114	$1,130
Boddington (8)	64	104	$1,166	$985	$221	$186	$1,396	$1,165
Cadia (9)	197	235	$770	$572	$325	$254	$1,123	$1,025
Divested (4)
Telfer (10)	—	8	$—	$2,387	$—	$225	$—	$3,218
Total/Weighted-Average (5)	740	966	$907	$832	$352	$294	$1,239	$1,176

Copper	(tonnes in thousands)
Red Chris (6)	14	11
Boddington (8)	14	19
Cadia (9)	43	43
Divested (4)
Telfer (10)	—	1
Total/Weighted-Average	71	74

Lead	(tonnes in thousands)
Peñasquito (7)	49	48

Zinc	(tonnes in thousands)
Peñasquito (7)	126	123

Attributable gold from equity method investments (11)	(ounces in thousands)
Pueblo Viejo (40%)	112	107
Fruta del Norte (12)	81	56
Attributable to Newmont	193	163
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)During the first quarter of 2025, mining and processing operations at the site were temporarily suspended due to safety events (the "Cerro Negro shutdowns"). Full operations resumed in April 2025. In the second quarter of 2024, the Company suspended operations at Cerro Negro to conduct a full investigation into the tragic fatalities of two members of the Newmont workforce on April 9, 2024. The site ramped up to full operations in June 2024.
(4)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. At June 30, 2025, all operating sites previously classified as held for sale were divested and as a result, the comparative results of these operations are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(5)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(6)For the six months ended June 30, 2025 and 2024, Red Chris produced 32 million and 25 million pounds of copper, respectively.
(7)For the six months ended June 30, 2025, Peñasquito produced 14 million ounces of silver, 108 million pounds of lead and 278 million pounds of zinc. For the six months ended June 30, 2024, Peñasquito produced 17 million ounces of silver, 105 million pounds of lead and 271 million pounds of zinc.
(8)For the six months ended June 30, 2025 and 2024, Boddington produced 31 million and 42 million pounds of copper, respectively.
(9)For the six months ended June 30, 2025 and 2024, Cadia produced 96 million and 94 million pounds of copper, respectively.
(10)For the six months ended June 30, 2024, Telfer produced 3 million pounds of copper.
(11)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(12)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag. Due to the quarter lag, comparative results of operations are not meaningful for the six months ended June 30, 2025.
Three Months Ended June 30, 2025 Compared to 2024
Ahafo, Ghana. Gold production increased 7% primarily due to higher mill throughput, partially offset by lower drawdown of in-circuit inventory. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 19% primarily due to lower depreciation rates as a result of lower underground ounces mined. All-in sustaining costs per gold ounce increased 9% primarily due to higher sustaining capital spend.
Brucejack, Canada. Gold production decreased 17% primarily due to lower ore grade milled, partially offset by higher mill throughput and lower buildup of in-circuit inventory. Costs applicable to sales per gold ounce increased 34% primarily due to higher labor costs and higher buildup of inventory in the prior year, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 11% primarily due to asset additions. All-in sustaining costs per gold ounce increased 29% primarily due to higher Costs applicable to sales per gold ounce.
Red Chris, Canada. Gold production increased 67% primarily due to higher ore grade milled. Gold equivalent ounces - other metals production decreased 6% primarily as a result of a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 20%, partially offset by higher other metals produced of 14% as a result of higher ore grade milled. Costs applicable to sales per gold ounce increased 55% primarily due to higher direct costs as a result of higher waste stripping, more direct costs allocated to gold as a result of the GEO pricing change, and higher support costs, partially offset by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals sold increased 62% primarily due lower gold equivalent ounces - other metals sold, higher direct costs as a result of a higher waste stripping and higher support costs, partially offset by lower allocation of costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 29% primarily due to higher depreciation rates as a result of higher gold ounces mined partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 36% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 18% primarily due to higher Costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 21% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower treatment and refining costs, and lower sustaining capital spend.
Peñasquito, Mexico. Gold production increased 131% primarily due to higher ore grade milled as a result of mine sequencing and higher mill recovery, partially offset by a higher buildup of in-circuit inventory. Gold equivalent ounces - other metals production decreased 17% primarily as a result of a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced. Costs applicable to sales per gold ounce decreased 9% primarily due to higher gold ounces sold, partially offset by higher workers participation costs, higher royalties, and higher allocation of direct costs to gold as a result of the GEO price change. Costs applicable to sales per gold equivalent ounce – other metals decreased 8% primarily due to lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change, partially offset by lower gold equivalent ounces - other metals sold, higher workers participation costs, and higher royalties. Depreciation and amortization per gold ounce was generally in line with the prior year. Depreciation and amortization per gold equivalent ounces – other metals was generally in line with the prior year. All-in sustaining costs per gold ounce decreased 9% primarily due to lower Costs applicable to sales per gold ounce, and lower treatment and refining costs. All-in sustaining costs per gold equivalent ounce – other metals decreased 12% primarily due to lower Costs applicable to sales per gold equivalent ounce - other metals, and lower treatment and refining costs.
Merian, Suriname. Gold production decreased 13% primarily due to lower mill throughput, partially offset by higher ore grade milled. Costs applicable to sales per gold ounce increased 17% primarily due to a drawdown of finished goods inventory in the current year compared to a buildup in the prior year, and higher royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce was generally in line the prior year.
Cerro Negro, Argentina. Gold production increased 121% primarily due to the temporary suspension of mining at the site in the prior year due to the tragic fatalities during the second quarter of 2024. Costs applicable to sales per gold ounce decreased 15% primarily due to higher gold ounces sold and no inventory write-downs in the current year compared to inventory write-downs in the prior year that were impacted by the suspension of mining operations, partially offset by higher materials and labor costs. Depreciation and amortization per gold ounce decreased 6% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce were generally in line with the prior year.
Yanacocha, Peru. Gold production increased 68% primarily due to higher leach pad production from injection leaching that continued to result in higher gold production. Costs applicable to sales per gold ounce decreased 12% primarily due to higher gold ounces sold, partially offset by higher workers participation costs and higher materials cost related to the injection leaching. Depreciation and amortization per gold ounce decreased 27% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 6% primarily due to lower Costs applicable to sales per gold ounce.
Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production decreased 38% primarily due to lower other metals produced of 25% as a result of lower ore grade milled, as well as the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 13%. Costs applicable to sales per gold ounce increased 18% primarily due to higher allocation of direct costs to gold as a result of the GEO price change and higher royalties from higher gold revenues. Costs applicable to sales per gold equivalent ounce – other metals sold increased 10% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct cost to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 22% primarily due to higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 16% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of costs to gold equivalent ounces - other metals as a result of the GEO price change. All-in sustaining costs per gold ounce increased 15% primarily due to higher Costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals were generally in line with the prior year.
Tanami, Australia. Gold production decreased 9% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 26% primarily due to lower gold ounces sold and higher labor and contracted services costs related to underground mining. Depreciation and amortization per gold ounce increased 5% primarily due to lower gold ounces sold. All-in sustaining costs increased 33% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Cadia, Australia. Gold production decreased 11% primarily due to lower ore grade milled, partially offset by higher mill throughput. Gold equivalent ounces – other metals production decreased 13% primarily as a result of the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 19%, partially offset by higher other metals produced of 6% as a result of higher mill throughput. Costs applicable to sales per gold ounce increased 29% primarily due to lower gold ounces sold, higher energy costs, higher royalties, and higher allocation of direct costs to gold as a result of the GEO price change, partially offset by lower materials costs. Costs applicable to sales per gold equivalent ounce – other metals sold increased 40% primarily due to lower gold equivalent ounces - other metals sold, higher energy costs and higher royalties, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 19% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 20% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce were generally in line with the prior year. All-in sustaining costs per gold equivalent ounce – other metals increased 6% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower treatment and refining costs.
Lihir, Papua New Guinea. Gold production increased 13% primarily due to higher ore grade milled and a drawdown of in-circuit inventory in the current year compared to a buildup in the prior year, partially offset by lower mill throughput. Costs applicable to sales per gold ounce increased 17% primarily due to higher inventory costs per unit from ore processed from stockpiles, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 13% primarily due to higher non-cash inventory costs per unit from ore processed from stockpiles, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce increased 29% primarily due to higher sustaining capital spend and higher Costs applicable to sales per gold ounce.
NGM, U.S. Attributable gold production decreased 6% primarily due to lower mill throughput at Carlin and Turquoise Ridge, and lower leach pad production at Cortez and Carlin, partially offset by higher ore grade milled at all NGM sites. Costs applicable to sales per gold ounce increased 19% primarily due to higher contracted services costs at Carlin and Cortez, and lower gold ounces sold at Carlin, partially offset by higher gold ounces sold at Cortez and Turquoise Ridge. Depreciation and amortization per gold ounce increased 10% primarily due to lower gold ounces sold at Carlin, partially offset by higher gold ounces sold at Cortez, and Turquoise Ridge. All-in sustaining costs per gold ounce increased 5% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend at Carlin.

Pueblo Viejo, Dominican Republic. Attributable gold production increased 19% primarily due to a drawdown of in-circuit inventory compared to a buildup in the prior year and higher mill throughput. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Fruta del Norte, Ecuador. Attributable gold production increased 9% primarily due to higher ore grade milled, partially offset by lower mill throughput. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Six Months Ended June 30, 2025 Compared to 2024
Ahafo, Ghana. Gold production increased 7% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 22% primarily due to higher third-party royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 15% primarily due to lower depreciation rates as a result of lower underground ounces mined. All-in sustaining costs per gold ounce increased 26% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Brucejack, Canada. Gold production decreased 6% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 6% primarily due to a drawdown of inventory in the current year compared to a buildup in the prior year, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 7% primarily due to higher Costs applicable to sales per gold ounce.
Red Chris, Canada. Gold production increased 93% primarily due to higher ore grade milled. Gold equivalent ounces - other metals production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 37% primarily due to higher direct costs as a result of a higher waste stripping, higher allocation of direct costs to gold as a result of the GEO pricing change, and support costs, partially offset by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals sold increased 35% primarily due higher direct costs as a result of a higher waste stripping and higher support costs, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 33% primarily due to higher depreciation rates as a result of higher gold ounces mined, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 34% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 11% primarily due to higher Costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 8% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower treatment and refining costs and lower sustaining capital spend.
Peñasquito, Mexico. Gold production increased 149% primarily due to higher ore grade milled as a result of mine sequencing and higher mill recovery, partially offset by a higher buildup of in-circuit inventory. Gold equivalent ounces - other metals production decreased 26% primarily as a result of a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 17% as well as lower other metals produced of 9% as a result of lower ore grade milled due to mine sequencing. Costs applicable to sales per gold ounce were generally in line with the prior year. Costs applicable to sales per gold equivalent ounce – other metals were generally in line with the prior year. Depreciation and amortization per gold ounce increased 11% primarily due to higher depreciation rates as a result of higher gold ounces mined and higher allocation of costs to gold as a result of the GEO price change, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounces – other metals increased 14% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of costs to gold equivalent ounces - other metals as a result of the GEO price change. All-in sustaining costs per gold ounce were generally in line with the prior year. All-in sustaining costs per gold equivalent ounce – other metals were generally in line with the prior year.
Merian, Suriname. Gold production decreased 16% primarily due to lower mill throughput. Costs applicable to sales per gold ounce increased 23% primarily due to lower gold ounces sold, a drawdown of finished goods inventory in the current year compared to a buildup in the prior year, and higher royalties. Depreciation and amortization per gold ounce increased 10% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 9% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 30% primarily due to lower mill throughput as a result of the Cerro Negro shutdowns and lower ore grade milled. Costs applicable to sales per gold ounce increased 59% primarily due to lower gold ounces sold and higher labor costs. Depreciation and amortization per gold ounce increased 47% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 80% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Yanacocha, Peru. Gold production increased 40% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce decreased 7% primarily due to higher gold ounces sold, partially offset by higher workers participation costs and higher materials cost. Depreciation and amortization per gold ounce decreased 21% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce were generally in line with the prior year.

Boddington, Australia. Gold production decreased 6% primarily due to lower ore grade milled, partially offset by higher mill throughput. Gold equivalent ounces – other metals production decreased 38% primarily due to lower other metals produced of 25% as a result of lower ore grade milled, as well as the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 13%. Costs applicable to sales per gold ounce increased 20% primarily due to higher allocation of direct costs to gold as a result of the GEO price change and higher royalties. Costs applicable to sales per gold equivalent ounce – other metals sold increased 18% primarily due to lower gold equivalent ounces - other metals sold and higher royalties, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 20% primarily due to higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 19% primarily due to lower gold equivalent ounces - other metals sold, partially offset by a lower allocation of costs to gold equivalent ounces - other metals as a result of the GEO price change. All-in sustaining costs per gold ounce increased 20% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 20% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production decreased 11% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 24% primarily due to lower gold ounces sold and higher materials costs. Depreciation and amortization per gold ounce increased 11% primarily due to lower gold ounces sold. All-in sustaining costs increased 38% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
Cadia, Australia. Gold production decreased 13% primarily due to lower ore grade milled, partially offset by higher mill throughput. Gold equivalent ounces – other metals production decreased 16% primarily as a result of the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced. Costs applicable to sales per gold ounce increased 26% primarily due to lower gold ounces sold, higher energy costs, higher royalties, and higher allocation of direct costs to gold as a result of the GEO price change, partially offset by lower materials costs. Costs applicable to sales per gold equivalent ounce – other metals sold increased 35% primarily due to lower gold equivalent ounces - other metals sold and higher energy costs, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 27% primarily due to lower gold ounces sold and a higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 28% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of costs to gold equivalent ounces - other metals as a result of the GEO price change. All-in sustaining costs per gold ounce increased 11% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower treatment and refining costs. All-in sustaining costs per gold equivalent ounce – other metals increased 10% primarily due to higher Costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower treatment and refining costs.
Lihir, Papua New Guinea. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 14% primarily due to lower gold ounces sold, higher inventory costs per unit from ore processed from stockpiles and higher royalties. Depreciation and amortization per gold ounce increased 22% primarily due to lower gold ounces sold and higher non-cash inventory costs per unit from ore processed from stockpiles. All-in sustaining costs per gold ounce increased 17% primarily due to higher Costs applicable to sales per gold ounce and higher sustaining capital spend.
NGM, U.S. Attributable gold production decreased 12% primarily due to lower mill throughput at Carlin and Phoenix and lower leach pad production at Cortez and Carlin, partially offset by higher ore grade milled at all NGM sites and higher mill throughput at Turquoise Ridge and Cortez. Costs applicable to sales per gold ounce increased 20% primarily due to higher contracted services costs and lower gold ounces sold at Carlin and Cortez, partially offset by higher gold ounces sold at Turquoise Ridge. Depreciation and amortization per gold ounce increased 11% primarily due to lower gold ounces sold at Carlin, Cortez, and Phoenix. All-in sustaining costs per gold ounce increased 9% primarily due to higher Costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend at Carlin.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 5% primarily due to a drawdown of in-circuit inventory compared to a buildup in the prior year, partially offset by lower ore grade milled. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. Approximately 59% of Costs applicable to sales were paid in currencies other than the USD during both the three and six months ended June 30, 2025, as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Australian Dollar	27%	26%
Canadian Dollar	8%	10%
Mexican Peso	7%	7%
Papua New Guinean Kina	6%	6%
Surinamese Dollar	4%	4%
Argentine Peso	4%	4%
Peruvian Sol	3%	2%
Ghanaian Cedi	—%	—%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales at sites by $31 and $33 per gold ounce during the three and six months ended June 30, 2025, compared to the same periods in 2024, respectively, primarily due to currency devaluation in Mexico and Argentina.
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales per gold equivalent ounce by $25 and $36, primarily in Mexico, during the three and six months ended June 30, 2025, compared to the same periods in 2024, respectively.
At June 30, 2025, the Company held AUD- and CAD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures to be incurred between October 2024 and December 2026 at certain sites, respectively. The unrealized changes in fair value for the fixed forward contracts are recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings through Costs applicable to sales. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.
Hyperinflationary Economies
Hyperinflationary economies are defined by the International Monetary Fund ("IMF") as economies in which the projected three-year cumulative inflation exceeds 100%. At June 30, 2025, hyperinflationary economies in which the Company held operations included Ghana, Argentina, and Suriname.
Ghana. Our Ahafo mine is located in Ghana and is a USD functional currency entity. In 2021, the Bank of Ghana created a voluntary gold purchase program in the effort to stabilize the local currency and build up gold reserves through domestic gold purchases conducted in local currency at prevailing market rates. The majority of Ahafo's activity has historically been denominated in USD; as a result, the devaluation of the Ghanaian cedi has resulted in an immaterial impact on our financial statements. Therefore, future devaluation of the Ghanaian cedi is not expected to have a material impact on our financial statements.
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
As of June 30, 2025, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At June 30, 2025, the Company had $6,185 of cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At June 30, 2025, $1,533 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD-denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At June 30, 2025, $1,307 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At June 30, 2025, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At June 30, 2025	At December 31, 2024
Cash and cash equivalents	$6,185	$3,619
Cash and cash equivalents included in assets held for sale (1)	—	45
Available borrowing capacity on revolving credit facilities	4,000	4,000
Total liquidity	$10,185	$7,664
Net debt (2)	$1,422	$5,308
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. At June 30, 2025, no amounts relating to Cash and cash equivalents and restricted cash remain in Assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.
(2)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$4,415	$2,170
Net cash provided by (used in) investing activities	$1,417	$(1,439)
Net cash provided by (used in) financing activities	$(3,407)	$(957)
Net cash provided by (used in) operating activities of continuing operations was $4,415 during the six months ended June 30, 2025, an increase in cash provided of $2,245 from the six months ended June 30, 2024, primarily due to an increase in Sales resulting from higher average realized gold prices in 2025, and payment of $291 made in the first quarter of 2024 for stamp duty tax related to the Newcrest transaction with no similar transaction in 2025, partially offset by higher cash taxes paid in 2025.
Net cash provided by (used in) investing activities was $1,417 during the six months ended June 30, 2025, an increase in cash provided of $2,856 from the six months ended June 30, 2024, primarily due to the sales of the non-core assets in 2025, including net proceeds received of $2,675 and a reduction in capital expenditures of $151 as a result of the divestments, as well as an increase in proceeds received from the sale of investments, partially offset by a payment of $116 to the Worsley JV in relation to the Bauxite agreement in 2025. Refer to Notes 3 and 16 to the Condensed Consolidated Financial Statements for additional information, respectively.
Net cash provided by (used in) financing activities was $(3,407) during the six months ended June 30, 2025, an increase in cash used of $2,450 from the six months ended June 30, 2024, primarily due to higher redemptions of debt and repurchases of common stock in 2025. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on our Debt transactions.
Capital Resources
In July 2025, the Board declared a dividend of $0.25 per share. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.
In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to provide returns to stockholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion; this program has been completed. In October 2024, the Board of Directors authorized an additional $2 billion stock repurchase program to repurchase shares of outstanding common stock. The program will expire after 24 months (in October 2026). In July 2025, the Board of Directors authorized an additional $3 billion stock repurchase program to repurchase shares of outstanding common stock.
The programs will be executed at the Company’s discretion, utilizing open market repurchases to occur from time to time throughout the authorization period. The repurchase programs may be discontinued at any time, and the programs do not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount during the authorization period. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled total trades of common stock repurchases under the previously authorized programs of $2,750, of which $1,359 was repurchased during the six months ended June 30, 2025.
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

For the six months ended June 30, 2025 and 2024, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2025			2024
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Ahafo	$175	$72	$247	$131	$40	$171
Brucejack	—	41	41	1	34	35
Red Chris	45	25	70	57	27	84
Peñasquito	—	56	56	—	58	58
Merian	—	26	26	—	50	50
Cerro Negro	27	56	83	50	27	77
Yanacocha	3	5	8	23	10	33
Boddington	—	71	71	—	57	57
Tanami	180	67	247	150	40	190
Cadia	137	136	273	111	134	245
Lihir	2	79	81	37	58	95
NGM	63	132	195	43	201	244
Corporate and Other	—	5	5	—	8	8
Divested (1)
CC&V	—	5	5	—	13	13
Musselwhite	—	14	14	—	47	47
Porcupine	28	26	54	53	42	95
Éléonore	—	12	12	—	50	50
Telfer	—	—	—	12	12	24
Akyem	—	9	9	1	15	16
Accrual basis	$660	$837	$1,497	$669	$923	$1,592
Decrease (increase) in non-cash adjustments			3			58
Cash basis			$1,500			$1,650
____________________________
(1)Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
For the six months ended June 30, 2025, development projects primarily included Tanami Expansion 2, Ahafo North, Cadia Panel Caves, Red Chris Block Caves, Cerro Negro expansion projects, and the Goldrush Complex at NGM. Additionally, development projects for the six months ended June 30, 2025 included Pamour at Porcupine prior to being divested on April 15, 2025. Development capital costs (excluding capitalized interest) on our near-term capital projects of Tanami Expansion 2, Ahafo North project, and Cadia Panel Caves projects since approval were $1,168, $772, and $371, respectively, of which $148, $156, and $123 related to the six months ended June 30, 2025, respectively.
For the six months ended June 30, 2024, development projects primarily included Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Cadia Block Caves, Phase 14A Wall construction at Lihir, Ahafo North, and the Goldrush Complex at NGM.
The Company will from time to time enter into hedging relationships to mitigate variability in development capital spend denominated in foreign currency. The Company has entered into A$1,488 AUD-denominated fixed forward contracts, designated as foreign currency cash flow hedges, to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures related to the construction and development phase of the Tanami Expansion 2, Cadia Panel Caves, and Cadia Tailings projects expected to be incurred between October 2024 and December 2026. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.
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

In 2025, the Company fully redeemed all of the outstanding 2026 Senior Notes and partially redeemed certain other senior notes. As a result of these redemptions, the company recognized a loss on extinguishment of $18 and $28 for the three and six months ended June 30, 2025, respectively, recognized in Other income (loss), net.
Debt Covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for information regarding our debt covenants. At June 30, 2025, we were in compliance with all existing debt covenants and provisions related to potential defaults.
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
Newmont and Newcrest Finance Pty Ltd ("Newcrest Finance"), as issuers, and Newmont USA, as guarantor, are collectively referred to here-within as the "Obligor Group."
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, including funds at subsidiaries classified as assets held for sale, by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $175 and $181 at June 30, 2025 and December 31, 2024, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at June 30, 2025 and December 31, 2024.

	At June 30, 2025		At December 31, 2024
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$21,245	$13,936	$19,387	$12,147
Non-current intercompany assets	$501	$413	$531	$470
Current intercompany liabilities	$23,917	$1,522	$19,964	$1,564
Current external debt	$—	$—	$924	$—
Non-current intercompany liabilities	$532	$—	$540	$—
Non-current external debt	$7,125	$—	$7,546	$—
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
At June 30, 2025, Newmont USA had approximately $7,125 of consolidated indebtedness (including guaranteed debt), all of which relates to the guarantees of indebtedness of Newmont.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or

•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at June 30, 2025, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At June 30, 2025, (i) Newmont’s total consolidated indebtedness was approximately $7,607, none of which was secured (other than $475 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $7,080 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 15 to the Condensed Consolidated Financial Statements.
Contractual Obligations
As of June 30, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2024. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for information regarding our contractual obligations.
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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings Environmental and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025.
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
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Refer to Non-GAAP Financial Measures within Part II, Item 7 within our Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for further information on the non-GAAP financial measures presented below, including why management believes that its presentation of non-GAAP financial measures provides useful information to investors.

Earnings Before Interest, Taxes, Depreciation and Amortization and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Newmont stockholders	$2,061	$853	$3,952	$1,023
Net income (loss) attributable to noncontrolling interests	14	4	25	13
Net (income) loss from discontinued operations	—	(15)	—	(19)
Equity loss (income) of affiliates	(49)	3	(127)	(4)
Income and mining tax expense (benefit)	1,092	191	1,739	451
Depreciation and amortization	620	602	1,213	1,256
Interest expense, net of capitalized interest	65	103	144	196
EBITDA	3,803	1,741	6,946	2,916
Adjustments:
(Gain) loss on sale of assets held for sale (1)	(699)	246	(975)	731
Change in fair value of investments and options (2)	(151)	9	(442)	(22)
(Gain) loss on debt extinguishment (3)	18	(14)	28	(14)
Restructuring and severance (4)	15	9	24	15
Impairment charges (5)	9	9	24	21
(Gain) loss on asset and investment sales (6)	2	(55)	7	(64)
Newcrest transaction and integration costs (7)	(10)	16	(6)	45
Settlement costs (8)	—	5	3	26
Reclamation and remediation charges (9)	—	—	—	6
Other (10)	10	—	17	—
Adjusted EBITDA	$2,997	$1,966	$5,626	$3,660
____________________________
(1)Primarily consists of the gain on the sales of certain non-core assets in 2025 and the write-downs on assets held for sale in 2024; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(2)Primarily consists of the realized gain on the sale of Greatland shares in 2025 and unrealized gains and losses related to the Company's marketable and other equity securities in 2025 and 2024; included in Other income (loss), net.
(3)Represents the loss on the redemption of the 2026 Senior Notes and on the partial redemption of certain other senior notes in 2025; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(4)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(5)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(6)Primarily represents gains and losses related to the sale of certain assets and investments in 2025; in 2024, primarily represents the gain recognized on the sale of the Stream Credit Facility Agreement ("SCFA") in the second quarter. Included in Other income (loss), net. Refer to Note 8 to the Condensed Consolidated Financial Statements for further information.
(7)Represents costs incurred related to the Newcrest transaction; included in Other expense, net. In 2025, includes a gain recognized on the reduction of the stamp duty tax liability incurred as a result of the Newcrest transaction.
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
(10)Primarily represents costs incurred related to transition service agreements for divested reportable segments in 2025; included in Other income (loss), net.

Adjusted Net Income (Loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$2,061	$1.86	$1.85	$3,952	$3.53	$3.53
Adjustments:
(Gain) loss on sale of assets held for sale (2)	(699)	(0.63)	(0.63)	(975)	(0.87)	(0.87)
Change in fair value of investments and options (3)	(151)	(0.14)	(0.14)	(442)	(0.39)	(0.39)
(Gain) loss on debt extinguishment (4)	18	0.02	0.02	28	0.03	0.03
Restructuring and severance (5)	15	0.01	0.01	24	0.02	0.02
Impairment charges (6)	8	0.01	0.01	23	0.02	0.02
(Gain) loss on asset and investment sales (7)	2	—	—	7	—	—
Newcrest transaction and integration costs (8)	(10)	(0.01)	(0.01)	(6)	—	—
Settlement costs (9)	—	—	—	3	—	—
Other (10)	10	0.01	0.01	17	0.01	0.01
Tax effect of adjustments (11)	173	0.16	0.16	370	0.33	0.33
Valuation allowance and other tax adjustments (12)	167	0.15	0.15	(3)	—	—
Adjusted net income (loss)	$1,594	$1.44	$1.43	$2,998	$2.68	$2.68

Weighted average common shares (millions): (13)		1,110	1,112		1,118	1,120
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Primarily consists of the gain on the divestments of certain non-core assets; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(3)Primarily consists of the realized gain on the sale of Greatland shares and unrealized gains and losses related to the Company's marketable and other equity securities; included in Other income (loss), net.
(4)Represents the loss on the redemption of the 2026 Senior Notes and on the partial redemption of certain other senior notes; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(5)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(6)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net. Amounts are presented net of Net loss (income) attributable to noncontrolling interests of $(1) and $(1), respectively.
(7)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(8)Represents costs incurred related to the Newcrest transaction and includes a gain related to reduction of the stamp duty tax liability; included in Other expense, net.
(9)Primarily consists of litigation expenses and other settlements; included in Other expense, net.
(10)Primarily represents costs incurred related to transition service agreements for divested reportable segments; included in Other income (loss), net.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2025 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $146 and $(51), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $11 and $3, net reductions to the reserve for uncertain tax positions of $8 and $(6), recording of a deferred tax liability for the outside basis difference at Akyem of $(2) and $— due to the status change to held for sale, and other tax adjustments of $4 and $51. For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$853	$0.74	$0.74	$1,023	$0.89	$0.89
Net loss (income) attributable to Newmont stockholders from discontinued operations	(15)	(0.01)	(0.01)	(19)	(0.02)	(0.02)
Net income (loss) attributable to Newmont stockholders from continuing operations	838	0.73	0.73	1,004	0.87	0.87
Adjustments:
(Gain) loss on sale of assets held for sale (2)	246	0.22	0.22	731	0.63	0.63
(Gain) loss on asset and investment sales (3)	(55)	(0.05)	(0.05)	(64)	(0.06)	(0.06)
Newcrest transaction and integration costs (4)	16	0.01	0.01	45	0.04	0.04
Settlement costs (5)	5	—	—	26	0.03	0.03
Change in fair value of investments and options (6)	9	0.01	0.01	(22)	(0.01)	(0.01)
Impairment charges (7)	9	0.01	0.01	21	0.02	0.02
Restructuring and severance (8)	9	0.01	0.01	15	0.01	0.01
(Gain) loss on debt extinguishment (9)	(14)	(0.01)	(0.01)	(14)	(0.01)	(0.01)
Reclamation and remediation charges (10)	—	—	—	6	—	—
Tax effect of adjustments (11)	(87)	(0.07)	(0.07)	(234)	(0.20)	(0.20)
Valuation allowance and other tax adjustments (12)	(142)	(0.14)	(0.14)	(50)	(0.05)	(0.05)
Adjusted net income (loss)	$834	$0.72	$0.72	$1,464	$1.27	$1.27

Weighted average common shares (millions): (13)		1,153	1,155		1,153	1,154
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Consists of the write-downs on assets held for sale; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(3)Primarily represents the gain recognized on the sale of the SCFA in the second quarter; included in Other income (loss), net. Refer to Note 8 to the Condensed Consolidated Financial Statements for further information.
(4)Represents costs incurred related to the Newcrest transaction; included in Other expense, net.
(5)Primarily comprised of wind down and demobilization costs related to the French Guiana project; included in Other expense, net.
(6)Primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable and other equity securities; included in Other income (loss), net.
(7)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(8)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(9)Primarily represents the net gain on the partial redemption of certain other senior notes in the second quarter; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(10)Represents revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2024 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $20 and $(45), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(93) and $(58), net reductions to the reserve for uncertain tax positions of $(50) and $(52), recording of a deferred tax liability for the outside basis difference at Akyem of $(37) and $80 due to the status change to held for sale, and other tax adjustments of $18 and $25. For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
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

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$4,415	$2,204
Less: Net cash used in (provided by) operating activities of discontinued operations	—	(34)
Net cash provided by (used in) operating activities of continuing operations	4,415	2,170
Less: Additions to property, plant and mine development	(1,500)	(1,650)
Free cash flow	$2,915	$520

Net cash provided by (used in) investing activities (1)	$1,417	$(1,439)
Net cash provided by (used in) financing activities	$(3,407)	$(957)
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

	At June 30, 2025	At December 31, 2024
Debt	$7,132	$8,476
Lease and other financing obligations	475	496
Less: Cash and cash equivalents	(6,185)	(3,619)
Less: Cash and cash equivalents included in assets held for sale (1)	—	(45)
Net debt	$1,422	$5,308
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. At June 30, 2025, no amounts relating to Cash and cash equivalents and restricted cash remain in Assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.
Costs Applicable to Sales per Ounce/Gold Equivalent Ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.

Costs applicable to sales per gold ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Costs applicable to sales (1)(2)	$1,677	$1,777	$3,446	$3,467
Gold sold (thousand ounces)	1,380	1,543	2,822	3,142
Costs applicable to sales per ounce (3)	$1,215	$1,152	$1,221	$1,103
____________________________
(1)Includes by-product credits of $52 and $45 during the three months ended June 30, 2025 and 2024, respectively, and $99 and $84 during the six months ended June 30, 2025 and 2024, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Costs applicable to sales (1)(2)	$324	$379	$661	$795
Gold equivalent ounces - other metals (thousand ounces) (3)	361	453	729	955
Costs applicable to sales per gold equivalent ounce (4)	$899	$836	$907	$832
____________________________
(1)Includes by-product credits of $22 and $15 for the three months ended June 30, 2025 and 2024, respectively, and $39 and $30 during the six months ended June 30, 2025 and 2024, respectively.
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

Three Months Ended June 30, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$201	$4	$3	$—	$2	$—	$34	$244	200	$1,220
Brucejack	91	2	3	—	—	—	25	121	49	$2,490
Red Chris	22	—	—	—	—	—	6	28	14	$1,903
Peñasquito	100	4	—	—	—	5	16	125	133	$944
Merian	122	2	4	—	—	—	12	140	67	$2,074
Cerro Negro	72	2	—	—	—	—	29	103	34	$3,023
Yanacocha	119	15	—	—	16	—	4	154	136	$1,144
Boddington	169	6	—	—	—	1	24	200	140	$1,422
Tanami	115	1	1	—	—	—	36	153	90	$1,698
Cadia	88	—	—	—	—	1	32	121	109	$1,109
Lihir	202	3	2	—	—	—	38	245	156	$1,563
NGM	343	5	4	2	3	1	60	418	237	$1,771
Corporate and Other (10)	—	—	17	78	10	—	2	107	—	$—
Divested (11)
Porcupine	16	1	—	—	1	—	4	22	9	$2,233
Akyem	17	1	—	—	—	—	—	18	6	$3,145
Total Gold	1,677	46	34	80	32	8	322	2,199	1,380	$1,593

Gold equivalent ounces - other metals (12)(13)
Red Chris	46	2	—	—	—	(1)	11	58	31	$1,884
Peñasquito (14)	158	6	—	—	—	7	25	196	190	$1,030
Boddington	38	—	—	—	—	—	4	42	33	$1,304
Cadia	82	—	1	—	—	1	31	115	107	$1,082
Corporate and Other (10)	—	—	5	15	2	—	—	22	—	$—
Total Gold Equivalent Ounces	324	8	6	15	2	7	71	433	361	$1,203

Consolidated	$2,001	$54	$40	$95	$34	$15	$393	$2,632
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $74.
(3)Includes stockpile, leach pad, and product inventory adjustments of $10 at NGM.
(4)Includes operating accretion of $28, included in Reclamation and remediation, and amortization of asset retirement costs of $26; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $50 and $5, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $12 at Ahafo, $3 at Red Chris, $4 at Peñasquito, $9 at Merian, $6 at Cerro Negro, $3 at Yanacocha, $3 at Tanami, $3 at Cadia, $2 at NGM, $16 at Corporate and Other, totaling $61 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance of $15, Newcrest transaction and integration costs of $(10), and impairment charges of $9; included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $19.
(9)Per ounce measures may not recalculate due to rounding.
(10)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(11)Refer to Note 3 to the Condensed Consolidated Financial Statements for information on the Company's divestitures.
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.) and Zinc ($1.20/lb.) pricing for 2025.
(13)For the three months ended June 30, 2025, Red Chris sold 7 thousand tonnes of copper, Peñasquito sold 7 million ounces of silver, 23 thousand tonnes of lead and 56 thousand tonnes of zinc, Boddington sold 7 thousand tonnes of copper, and Cadia sold 23 thousand tonnes of copper.
(14)All-in sustaining costs at Peñasquito is comprised of $76, $26, and $94 for silver, lead, and zinc, respectively.

Three Months Ended June 30, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$176	$5	$3	$—	$1	$—	$17	$202	180	$1,123
Brucejack	64	—	1	—	—	2	21	88	46	$1,929
Red Chris	7	—	1	—	—	1	5	14	9	$1,613
Peñasquito	53	2	—	—	—	4	8	67	64	$1,038
Merian	96	2	3	—	—	—	33	134	61	$2,170
Cerro Negro	70	1	1	—	—	—	12	84	27	$3,010
Yanacocha	77	7	4	—	1	—	5	94	78	$1,217
Boddington	139	3	1	—	—	4	21	168	136	$1,237
Tanami	101	—	2	—	—	—	23	126	99	$1,276
Cadia	77	1	2	—	1	6	44	131	123	$1,064
Lihir	162	1	4	—	5	—	7	179	148	$1,212
NGM	307	5	4	2	1	1	106	426	252	$1,689
Corporate and Other (10)	—	—	29	92	5	—	4	130	—	$—
Held for sale (11)
CC&V	45	3	1	—	—	—	8	57	33	$1,700
Musselwhite	56	1	1	—	(1)	—	21	78	56	$1,397
Porcupine	94	2	—	—	—	—	24	120	87	$1,366
Éléonore	89	1	1	—	—	—	29	120	63	$1,900
Telfer (12)	83	3	2	—	4	2	7	101	33	$3,053
Akyem	81	3	—	—	—	—	7	91	48	$1,952
Total Gold	1,777	40	60	94	17	20	402	2,410	1,543	$1,562

Gold equivalent ounces - other metals (13)(14)
Red Chris	33	—	1	—	—	5	17	56	36	$1,560
Peñasquito (15)	218	7	—	—	2	24	29	280	241	$1,164
Boddington	49	1	—	—	—	4	6	60	47	$1,254
Cadia	67	1	2	—	1	22	33	126	123	$1,024
Corporate and Other (10)	—	—	3	6	—	—	—	9	—	$—
Held for sale (11)
Telfer (12)	12	—	—	—	—	3	1	16	6	$2,742
Total Gold Equivalent Ounces	379	9	6	6	3	58	86	547	453	$1,207

Consolidated	$2,156	$49	$66	$100	$20	$78	$488	$2,957
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $60.
(3)Includes stockpile, leach pad, and product inventory adjustments of $9 at Cerro Negro and $11 at NGM.
(4)Includes operating accretion of $34, included in Reclamation and remediation, and amortization of asset retirement costs of $15; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $54 and $6, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $9 at Ahafo, $3 at Peñasquito, $2 at Merian, $2 at Cerro Negro, $5 at Tanami, $3 at NGM, $14 at Corporate and Other, $1 at CC&V, and $1 at Porcupine, totaling $40 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes Newcrest transaction and integration costs of $16, impairment charges of $9, restructuring and severance of $9, settlements costs of $5; included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $15.
(9)Per ounce measures may not recalculate due to rounding.
(10)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(11)Sites were classified as held for sale as of June 30, 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.

(12)During the second quarter of 2024, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and the Company temporarily ceased placing new tailings on the facility. Production resumed during the third quarter of 2024. The Company completed the sale of Telfer in the fourth quarter of 2024.
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
(15)All-in sustaining costs as Peñasquito is comprised of $121, $31, and $128 for silver, lead, and zinc, respectively.

Six Months Ended June 30, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$448	$8	$5	$—	$2	$—	$72	$535	399	$1,341
Brucejack	174	3	5	—	—	1	41	224	95	$2,363
Red Chris	38	1	—	—	—	—	8	47	29	$1,611
Peñasquito	206	8	—	—	—	13	27	254	251	$1,013
Merian	194	4	4	—	—	—	27	229	115	$1,986
Cerro Negro (10)	150	4	1	—	1	—	55	211	72	$2,936
Yanacocha	212	26	—	—	24	—	5	267	232	$1,155
Boddington	336	11	1	—	—	2	58	408	275	$1,482
Tanami	197	2	3	—	—	—	76	278	165	$1,680
Cadia	165	1	—	—	—	3	68	237	207	$1,144
Lihir	363	7	3	—	—	—	86	459	316	$1,450
NGM	651	9	5	5	3	3	130	806	453	$1,780
Corporate and Other (11)	—	—	46	170	13	—	4	233	—	$—
Divested (12)
CC&V	39	2	—	—	—	—	5	46	27	$1,684
Musselwhite	33	1	—	—	—	—	14	48	32	$1,531
Porcupine	79	3	1	—	1	—	25	109	60	$1,810
Éléonore	54	1	2	—	—	—	12	69	49	$1,403
Akyem	107	5	—	—	—	—	8	120	45	$2,664
Total Gold	3,446	96	76	175	44	22	721	4,580	2,822	$1,623

Gold equivalent ounces - other metals (13)(14)
Red Chris	81	3	—	—	—	—	17	101	63	$1,605
Peñasquito (15)	351	12	—	1	—	35	49	448	402	$1,114
Boddington	76	1	—	—	—	1	12	90	65	$1,396
Cadia	153	1	1	—	—	3	65	223	199	$1,123
Corporate and Other (11)	—	—	10	29	2	—	—	41	—	$—
Total Gold Equivalent Ounces	661	17	11	30	2	39	143	903	729	$1,239

Consolidated	$4,107	$113	$87	$205	$46	$61	$864	$5,483
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $138.
(3)Includes stockpile, leach pad, and product inventory adjustments of $3 at Cerro Negro and $25 at NGM.
(4)Includes operating accretion of $66, included in Reclamation and remediation, and amortization of asset retirement costs of $47; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $101 and $9, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $20 at Ahafo, $5 at Red Chris, $8 at Peñasquito, $16 at Merian, $10 at Cerro Negro, $4 at Yanacocha, $2 at Boddington, $3 at Tanami, $3 at Cadia, $3 at NGM, $32 at Corporate and Other, totaling $106 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance of $24, impairment charges of $24, Newcrest transaction and integration costs of $(6), settlement costs of $3; included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.

(8)Includes finance lease payments and other costs for sustaining projects of $39.
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
(12)Refer to Note 3 to the Condensed Consolidated Financial Statements for information on the Company's divestitures.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.) and Zinc ($1.20/lb.) pricing for 2025.
(14)For the six months ended June 30, 2025, Red Chris sold 14 thousand tonnes of copper, Peñasquito sold 13 million ounces of silver, 44 thousand tonnes of lead and 129 thousand tonnes of zinc, Boddington sold 14 thousand tonnes of copper, and Cadia sold 44 thousand tonnes of copper.
(15)All-in sustaining costs at Peñasquito is comprised of $155, $51, and $242 for silver, lead, and zinc, respectively.

Six Months Ended June 30, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$335	$9	$3	$—	$1	$1	$39	$388	364	$1,066
Brucejack	138	1	1	—	—	3	33	176	80	$2,206
Red Chris	14	—	1	—	—	2	6	23	16	$1,453
Peñasquito	91	3	—	—	—	7	13	114	108	$1,055
Merian	186	4	5	—	—	—	52	247	135	$1,820
Cerro Negro	133	3	2	—	1	—	27	166	101	$1,635
Yanacocha	165	14	6	—	1	—	10	196	168	$1,166
Boddington	283	8	1	—	—	7	45	344	278	$1,240
Tanami	183	1	2	—	—	—	45	231	190	$1,215
Cadia	151	1	5	—	1	12	74	244	237	$1,028
Lihir	333	2	10	—	5	—	58	408	330	$1,236
NGM	621	9	6	4	2	3	201	846	519	$1,631
Corporate and Other (10)	—	—	59	182	6	—	8	255	—	$—
Held for sale (11)
CC&V	85	6	2	—	1	—	13	107	62	$1,716
Musselwhite	113	2	3	—	—	—	46	164	105	$1,568
Porcupine	157	7	2	—	—	—	43	209	148	$1,408
Éléonore	169	3	5	—	—	—	50	227	119	$1,910
Telfer (12)	153	5	5	—	4	3	10	180	59	$3,037
Akyem	157	14	—	1	—	—	15	187	123	$1,523
Total Gold	3,467	92	118	187	22	38	788	4,712	3,142	$1,500

Gold equivalent ounces - other metals (13)(14)
Red Chris	64	—	3	—	—	9	23	99	67	$1,486
Peñasquito (15)	473	16	1	—	2	59	63	614	544	$1,130
Boddington	97	2	—	—	—	7	9	115	98	$1,165
Cadia	134	1	4	—	1	41	60	241	235	$1,025
Corporate and Other (10)	—	—	4	14	—	—	—	18	—	$—
Held for sale (11)
Telfer (12)	27	1	1	—	—	5	2	36	11	$3,218
Total Gold Equivalent Ounces	795	20	13	14	3	121	157	1,123	955	$1,176

Consolidated	$4,262	$112	$131	$201	$25	$159	$945	$5,835
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $114.
(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Brucejack, $1 at Peñasquito, $9 at Cerro Negro, $17 at NGM, and $15 at Telfer.

(4)Include operating accretion of $67, included in Reclamation and remediation, and amortization of asset retirement costs of $45; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $108 and $17, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $14 at Ahafo, $4 at Peñasquito, $4 at Merian, $6 at Cerro Negro, $1 at Boddington, $13 at Tanami, $6 at NGM, $27 at Corporate and Other, $1 at CC&V, $1 at Porcupine, and $4 at Akyem totaling $81 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes Newcrest transaction-related costs of $45, settlement costs of $26, impairment charges of $21, and restructuring and severance of $15; included Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $30.
(9)Per ounce measures may not recalculate due to rounding.
(10)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(11)Sites were classified as held for sale as of June 30, 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(12)During the second quarter, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed during the third quarter of 2024. The Company completed the sale of Telfer in the fourth quarter of 2024.
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
(15)All-in sustaining costs at Peñasquito is comprised of $266, $75, and $273 for silver, lead, and zinc, respectively.
Accounting Developments
For a discussion of Risks and Uncertainties and Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for additional information on our critical accounting policies and estimates.
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

•statements regarding future cash flows and returns to stockholders, including with respect to future dividends and expected payout levels;
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
•statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements; and
•estimates of future cost reductions, synergies, savings and efficiencies in connection with programs and cost saving initiatives.
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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in Part I of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025, as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2025 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$3,280	$2,100
Copper price (per pound)	$4.32	$4.00
Silver price (per ounce)	$33.68	$25.00
Lead price (per pound)	$0.88	$0.90
Zinc price (per pound)	$1.20	$1.25
AUD to USD exchange rate	$0.64	$0.70
CAD to USD exchange rate	$0.72	$0.75
MXN to USD exchange rate	$0.05	$0.05
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
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at June 30, 2025. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at June 30, 2025 in relation to the U.S. dollar at our foreign mining operations, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $74 increase to Costs applicable to sales per ounce for the six months ended June 30, 2025.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of June 30, 2025.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	152	$3,299	$34	$3,287
Copper (pounds, in millions)	73	$4.48	$23	$4.55
Silver (ounces, in millions)	3	$35.85	$7	$35.98
Lead (pounds, in millions)	30	$0.92	$2	$0.92
Zinc (pounds, in millions)	84	$1.25	$7	$1.25
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
(2)The closing settlement price as of June 30, 2025 is determined utilizing the London Metal Exchange for copper, lead, and zinc and the London Bullion Market Association for gold and silver.
Hedging Instruments
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at June 30, 2025, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.
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
We have performed sensitivity analyses as of June 30, 2025 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical

10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at June 30, 2025.
The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $38 and $274 at June 30, 2025, respectively.
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
ITEM 4.       CONTROLS AND PROCEDURES.
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (in millions, except share and per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2025 through April 30, 2025	8,156,560	$49.86	8,150,703	$1,000
May 1, 2025 through May 31, 2025	4,620,956	$52.05	4,604,243	$760
June 1, 2025 through June 30, 2025	6,510,199	$56.06	6,508,835	$395
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase programs described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 5,857 shares, 16,713 shares, and 1,364 shares for the fiscal months of April, May, and June 2025, respectively. Subsequent to the end of the covered period, the Company repurchased 2,470,294 additional shares at an average price of $58.87 per share pursuant to a Rule 10b5-1 plan for a total amount of $2,750 repurchased as of the date of filing under the stock repurchase programs described in (2) below.
(2)In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to stockholders, provided that the aggregate value of shares of common stock repurchased does not exceed $1,000. This program has been completed. In October 2024, the Board of Directors authorized an additional $2,000 stock repurchase program to repurchase shares of outstanding common stock; the program will expire after 24 months (in October 2026). In July 2025, the Board of Directors authorized an additional $3,000 stock repurchase program to repurchase shares of outstanding common stock. The program will be executed at the Company's discretion. The repurchase program has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
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
Newmont is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95 and is incorporated by reference into this Quarterly Report. It is noted that the Nevada mines owned by Nevada Gold Mines LLC, a joint venture between the Company (38.5%) and Barrick Gold Corporation (“Barrick”) (61.5%), are not required to be disclosed in Exhibit 95 mine safety disclosure reporting as such sites are operated by our joint venture partner, Barrick.
On February 28, 2025, the Company sold its ownership in the CC&V mine. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information. As a result of this sale, the Company no longer operates any U.S. based mine sites regulated by MSHA. Exhibit 95 has been omitted as there are no responsive citations, orders, violations, assessments, or legal actions to report for the covered period as Newmont no longer operates MSHA regulated sites.
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. No Rule 10b5-1 trading plans were adopted, amended, or terminated by our directors and executive officers during the three months ended June 30, 2025.
Item 5.02. Compensatory Arrangements of Certain Officers.
On Form 8-K, filed on July 14, 2025, with the U.S. Securities and Exchange Commission, the Company previously announced the appointment of Mr. Peter Wexler to interim Chief Financial Officer (principal financial officer), effective July 11, 2025. In connection with such interim appointment, a restricted stock unit grant will be awarded on July 28, 2025 with a target value of $1,000,000 under Newmont Corporation’s 2020 Stock Incentive Compensation Plan, which will vest ratably over a three-year period, with one-third vesting on each of July 28, 2026, July 28, 2027, and July 28, 2028. The number of RSUs will be determined based on the fair market value of Newmont stock on the grant date. All other components of Mr. Wexler’s compensation remain unchanged. As previously disclosed, Mr. Wexler will also continue to act as Chief Legal Officer, and his compensation will continue to be consistent with the Company’s disclosed compensation programs at the L6 level as disclosed in the Company’s 2025 Proxy Statement filed with the Securities and Exchange Commission on March 14, 2025. There are no other arrangements or understandings related to his appointment to this interim role between Mr. Wexler and any other persons. Mr. Wexler does not have a family relationship with any member of the Board of Directors or any executive officer of the Company, and Mr. Wexler has not been a participant or had any interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1 †	-
2025 Restricted Stock Unit Agreement for Supplemental Restricted Stock Unit Award to Natascha Viljoen, dated May 1, 2025. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on May 2, 2025.

10.2 †	-	2025 Newmont Section 16 Officer Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed with the Securities and Exchange Commission on May 2, 2025.

10.3 †	-	2025 Global Director Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed with the Securities and Exchange Commission on May 2, 2025.

10.4 †	-
Separation Agreement between Newmont Corporation and Karyn F. Ovelmen, dated July 11, 2025. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on July 14, 2025.

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

NEWMONT CORPORATION
(Registrant)

Date: July 24, 2025	/s/ PETER I. WEXLER
Peter I. Wexler
Executive Vice President, Chief Legal Officer, and Interim Chief Financial Officer
(Principal Financial Officer)

Date: July 24, 2025	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Senior Vice President, Global Finance and Chief Accounting Officer
(Principal Accounting Officer)