Form 10-Q
period 2025-09-30
NEWMONT Corp /DE/
filed 2025-10-23
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 1,091,262,981 shares of common stock outstanding on October 16, 2025.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
pound	United States Pound
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
DTA	Deferred Tax Asset
DTL	Deferred Tax Liability
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
IFRS	International Financial Reporting Standards
LBMA	London Bullion Market Association
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
THIRD QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Financial Results:
Sales	$5,524	$4,605	$15,851	$13,030
Gold	$4,669	$3,945	$13,496	$10,909
Copper	$319	$329	$1,033	$1,003
Silver	$293	$147	$672	$557
Lead	$52	$32	$137	$136
Zinc	$191	$152	$513	$425
Costs applicable to sales (1)	$1,951	$2,310	$6,058	$6,572
Gold	$1,563	$1,892	$5,009	$5,359
Copper	$141	$199	$451	$521
Silver	$96	$75	$218	$282
Lead	$33	$26	$75	$88
Zinc	$118	$118	$305	$322
Net income (loss) from continuing operations	$1,843	$875	$5,820	$1,892
Net income (loss)	$1,843	$924	$5,820	$1,960
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,832	$873	$5,784	$1,877
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$1.67	$0.76	$5.20	$1.63
Net income (loss) attributable to Newmont stockholders	$1.67	$0.80	$5.20	$1.69
Adjusted net income (loss) (2)	$1,883	$936	$4,881	$2,400
Adjusted net income (loss) per share, diluted (2)	$1.71	$0.81	$4.39	$2.08
Earnings before interest, taxes and depreciation and amortization (2)	$3,202	$1,776	$10,148	$4,692
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$3,309	$1,967	$8,935	$5,627
Net cash provided by (used in) operating activities			$6,713	$3,807
Free cash flow (2)			$4,486	$1,280
Cash dividends paid per common share in the period ended September 30,	$0.25	$0.25	$0.75	$0.75
Cash dividends declared per common share for the period ended September 30,	$0.25	$0.25	$0.75	$0.75
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
THIRD QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,317	1,574	4,167	4,727
Sold	1,319	1,568	4,141	4,710

Attributable gold ounces (thousands):
Attributable to Newmont	1,305	1,559	4,127	4,678
Pueblo Viejo (40%)	72	66	184	173
Fruta del Norte (1)	44	43	125	99
Produced	1,421	1,668	4,436	4,950
Sold (2)	1,308	1,551	4,101	4,660

Consolidated and attributable gold equivalent ounces - other metals (thousands): (3)
Produced	359	430	1,099	1,396
Sold	370	412	1,099	1,367

Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	72	81	231	245
Tonnes (thousands)	35	37	106	111
Sold copper:
Pounds (millions)	68	77	227	241
Tonnes (thousands)	31	35	103	110
Produced silver (million ounces)	7	7	21	24
Sold silver (million ounces)	8	6	21	24
Produced lead:
Pounds (millions)	57	43	165	148
Tonnes (thousands)	26	19	75	67
Sold lead:
Pounds (millions)	60	36	157	144
Tonnes (thousands)	27	17	71	66
Produced zinc:
Pounds (millions)	129	127	407	398
Tonnes (thousands)	59	58	185	181
Sold zinc:
Pounds (millions)	149	134	434	382
Tonnes (thousands)	68	61	197	174

Average realized price:
Gold (per ounce)	$3,539	$2,518	$3,259	$2,316
Copper (per pound)	$4.67	$4.31	$4.55	$4.17
Copper (per tonne)	$10,301	$9,507	$10,040	$9,191
Silver (per ounce)	$37.02	$25.98	$32.58	$23.72
Lead (per pound)	$0.86	$0.86	$0.87	$0.94
Lead (per tonne)	$1,892	$1,906	$1,923	$2,077
Zinc (per pound)	$1.29	$1.14	$1.18	$1.11
Zinc (per tonne)	$2,835	$2,513	$2,608	$2,455

NEWMONT CORPORATION
THIRD QUARTER 2025 RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Results (continued):
Consolidated costs applicable to sales: (4)(5)
Gold (per ounce)	$1,185	$1,207	$1,210	$1,138
Gold equivalent ounces - other metals (per ounce) (3)	$1,045	$1,015	$954	$887
Copper (per tonne)	$4,531	$5,748	$4,374	$4,768
Silver (per ounce)	$12	$13	$11	$12
Lead (per tonne)	$1,212	$1,555	$1,059	$1,343
Zinc (per tonne)	$1,743	$1,944	$1,547	$1,858

All-in sustaining costs: (5)
Gold (per ounce)	$1,566	$1,611	$1,605	$1,537
Gold equivalent ounces - other metals (per ounce) (3)	$1,370	$1,338	$1,283	$1,225
Copper (per tonne)	$6,440	$7,423	$6,162	$6,818
Silver (per ounce)	$15	$17	$13	$15
Lead (per tonne)	$1,405	$1,879	$1,257	$1,626
Zinc (per tonne)	$2,105	$2,614	$1,948	$2,493
____________________________
(1)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc., in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine and the Fruta del Norte mine.
(3)Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price. In 2025, the Company updated the metal prices utilized for this calculation to align with reserve metal price assumptions. Utilizing the updated 2025 pricing resulted in fewer, calculated "gold equivalent ounces - other metals" than would have been calculated using the 2024 pricing. Incremental ounces produced using the 2024 pricing would be 81 thousand and 247 thousand, respectively, for the three and nine months ended September 30, 2025. Incremental ounces sold using the 2024 pricing would be 84 thousand and 247 thousand, respectively, for the three and nine months ended September 30, 2025. Refer to Results of Consolidated Operations within Part I, Item 2, MD&A for further information.
(4)Excludes Depreciation and amortization and Reclamation and remediation.
(5)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

Third Quarter 2025 Highlights (dollars in millions, except per share, per ounce, per pound, and per tonne amounts, unless otherwise noted)
•Net income: Reported Net income (loss) from continuing operations attributable to Newmont stockholders of $1,832 or $1.67 per diluted share, an increase of $959 from the prior-year quarter primarily due to (i) a net increase in Sales largely due to higher average realized gold prices partially offset by the impact from divestitures, (ii) a net reduction in Costs applicable to sales largely due to the impact of divestitures, and (iii) a gain on the partial reversal of a prior period write-down on assets held for sale, compared to prior year write-downs from assets held for sale, recognized in (Gain) loss on sale of assets held for sale. This increase was partially offset by the increase in income tax expense recognized within Income and mining tax benefit (expense).
•Adjusted net income: Reported Adjusted net income of $1,883 or $1.71 per diluted share, an increase of $0.90 per diluted share from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $3,309 in Adjusted EBITDA, an increase of 68% from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $6,713 for the nine months ended September 30, 2025, an increase of 76% from the prior year, and Free cash flow of $4,486 for the nine months ended September 30, 2025 (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Portfolio updates: Sold the Company's investment in Orla Mining Ltd. for cash consideration of $428; announced the sale of the Coffee development project, which closed in October; expect to declare commercial production at the Ahafo North project in Ghana in October.
•Attributable production: Produced 1.4 million attributable ounces of gold and 359 thousand attributable gold equivalent ounces from co-products (35 thousand tonnes of copper, 7 million ounces of silver, 26 thousand tonnes of lead, and 59 thousand tonnes of zinc).
•Financial strength: Ended the quarter with $5.6 billion of consolidated cash, $9.6 billion of total liquidity, and Net debt of $12 (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A); redeemed $3,360 of senior notes and settled $1,875 of share repurchases for the nine months ended September 30, 2025. In October, declared a dividend of $0.25 per share and settled an additional $179 of share repurchases.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales (Note 5)	$5,524	$4,605	$15,851	$13,030

Costs and expenses:
Costs applicable to sales (1)	1,951	2,310	6,058	6,572
Depreciation and amortization	643	631	1,856	1,887
Reclamation and remediation (Note 6)	123	132	299	324
Exploration	65	74	175	184
Advanced projects, research and development	40	47	123	149
General and administrative	86	113	291	314
(Gain) loss on sale of assets held for sale (Note 3)	(99)	115	(1,074)	846
Other expense, net (Note 7)	139	55	230	187
	2,948	3,477	7,958	10,463
Other income (expense):
Change in fair value of investments and options	38	17	480	39
Other income (loss), net (Note 8)	(55)	—	(81)	199
Interest expense, net of capitalized interest	(52)	(86)	(196)	(282)
	(69)	(69)	203	(44)
Income (loss) before income and mining tax and other items	2,507	1,059	8,096	2,523
Income and mining tax benefit (expense) (Note 9)	(787)	(244)	(2,526)	(695)
Equity income (loss) of affiliates (Note 12)	123	60	250	64
Net income (loss) from continuing operations	1,843	875	5,820	1,892
Net income (loss) from discontinued operations	—	49	—	68
Net income (loss)	1,843	924	5,820	1,960
Net loss (income) attributable to noncontrolling interests (2)	(11)	(2)	(36)	(15)
Net income (loss) attributable to Newmont stockholders	$1,832	$922	$5,784	$1,945

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$1,832	$873	$5,784	$1,877
Discontinued operations	—	49	—	68
	$1,832	$922	$5,784	$1,945
Weighted average common shares:
Basic	1,097	1,147	1,111	1,151
Effect of employee stock-based awards	3	2	2	1
Diluted	1,100	1,149	1,113	1,152

Net income (loss) attributable to Newmont stockholders per common share:
Basic:
Continuing operations	$1.67	$0.76	$5.21	$1.63
Discontinued operations	—	0.04	—	0.06
	$1.67	$0.80	$5.21	$1.69
Diluted:
Continuing operations	$1.67	$0.76	$5.20	$1.63
Discontinued operations	—	0.04	—	0.06
	$1.67	$0.80	$5.20	$1.69
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Relates to the Suriname Gold project C.V. (“Merian”) reportable segment.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,843	$924	$5,820	$1,960
Other comprehensive income (loss):
Change in cash flow hedges, net of tax	60	38	213	11
Other adjustments, net of tax	5	(10)	(9)	(4)
Other comprehensive income (loss)	65	28	204	7
Comprehensive income (loss)	$1,908	$952	$6,024	$1,967

Comprehensive income (loss) attributable to:
Newmont stockholders	$1,897	$950	$5,988	$1,952
Noncontrolling interests	11	2	36	15
	$1,908	$952	$6,024	$1,967
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	At September 30, 2025	At December 31, 2024
ASSETS
Cash and cash equivalents	$5,639	$3,619
Trade receivables (Note 5)	1,047	1,056
Investments (Note 12)	328	21
Inventories (Note 13)	1,504	1,423
Stockpiles and ore on leach pads (Note 14)	944	761
Other current assets	744	786
Assets held for sale (Note 3)	166	4,609
Current assets	10,372	12,275
Property, plant and mine development, net	33,621	33,547
Investments ($212 under fair value option at December 31, 2024) (Note 12)	4,103	4,471
Stockpiles and ore on leach pads (Note 14)	2,521	2,266
Deferred income tax assets	40	124
Goodwill	2,658	2,658
Derivative assets (Note 11)	356	142
Other non-current assets	1,019	866
Total assets	$54,690	$56,349

LIABILITIES
Accounts payable	$832	$843
Employee-related benefits	750	630
Income and mining taxes payable	884	381
Lease and other financing obligations	116	107
Debt (Note 15)	—	924
Other current liabilities (Note 16)	2,500	2,481
Liabilities held for sale (Note 3)	4	2,177
Current liabilities	5,086	7,543
Debt (Note 15)	5,180	7,552
Lease and other financing obligations	355	389
Reclamation and remediation liabilities (Note 6)	6,228	6,394
Deferred income tax liabilities	2,885	2,820
Employee-related benefits	583	555
Silver streaming agreement	623	699
Other non-current liabilities ($198 and $51 valued under fair value option, respectively) (Note 16)	339	288
Total liabilities	21,279	26,240

Commitments and contingencies (Note 18)

EQUITY
Common stock	1,760	1,813
Treasury stock	(297)	(278)
Additional paid-in capital	28,955	29,808
Accumulated other comprehensive income (loss) (Note 17)	109	(95)
Retained earnings (Accumulated deficit)	2,699	(1,320)
Newmont stockholders' equity	33,226	29,928
Noncontrolling interests	185	181
Total equity	33,411	30,109
Total liabilities and equity	$54,690	$56,349
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$5,820	$1,960
Non-cash adjustments:
Depreciation and amortization	1,856	1,887
(Gain) loss on sale of assets held for sale (Note 3)	(1,074)	846
Change in fair value of investments and options	(480)	(39)
Net (income) loss from discontinued operations	—	(68)
Deferred income taxes	416	(35)
Reclamation and remediation	282	306
Stock-based compensation	71	66
Other non-cash adjustments	93	22
Change in operating assets and liabilities:
Trade and other receivables	74	(307)
Inventories, stockpiles and ore on leach pads	(342)	(580)
Other assets	(143)	63
Accounts payable	(8)	(54)
Reclamation and remediation liabilities (Note 6)	(527)	(273)
Accrued tax liabilities (1)	527	82
Other accrued liabilities	148	(69)
Net cash provided by (used in) operating activities of continuing operations	6,713	3,807
Net cash provided by (used in) operating activities of discontinued operations	—	45
Net cash provided by (used in) operating activities	6,713	3,852

Investing activities:
Proceeds from sales of mining operations and other assets, net	2,789	330
Additions to property, plant and mine development	(2,227)	(2,527)
Proceeds from sales of investments	952	15
Return of investment from equity method investees	55	55
Contributions to equity method investees	(52)	(35)
Purchases of investments	(14)	(62)
Other	(117)	70
Net cash provided by (used in) investing activities of continuing operations	1,386	(2,154)
Net cash provided by (used in) investing activities of discontinued operations	—	153
Net cash provided by (used in) investing activities	1,386	(2,001)

Financing activities:
Repayment of debt	(3,360)	(3,783)
Repurchases of common stock	(1,875)	(448)
Dividends paid to common stockholders	(834)	(863)
Distributions to noncontrolling interests	(132)	(113)
Funding from noncontrolling interests	103	87
Payments on lease and other financing obligations	(70)	(62)
Payments for withholding of employee taxes related to stock-based compensation	(19)	(12)
Proceeds from issuance of debt, net	—	3,476
Other	(20)	(28)
Net cash provided by (used in) financing activities	(6,207)	(1,746)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(15)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	1,884	90
Less: change in cash and restricted cash reclassified to assets held for sale (2)	138	(140)
Net change in cash, cash equivalents and restricted cash	2,022	(50)
Cash, cash equivalents and restricted cash at beginning of period	3,650	3,100
Cash, cash equivalents and restricted cash at end of period	$5,672	$3,050

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,639	$3,016
Restricted cash included in other current assets	1	3
Restricted cash included in other non-current assets	32	31
Total cash, cash equivalents and restricted cash	$5,672	$3,050
____________________________
(1)Includes $1,701 and $558 of cash payments for income and mining taxes, net of refunds, for the nine months ended September 30, 2025 and 2024, respectively.
(2)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, at September 30, 2024 the related assets, including $86 of Cash and cash equivalents and $54 of restricted cash, included in Other current assets and Other non-current assets, were reclassified to Assets held for sale. At September 30, 2025, no amounts relating to Cash and cash equivalents and restricted cash remained in Assets held for sale. Refer to Note 3 for additional information.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,134	$1,813	(7)	$(278)	$29,808	$(95)	$(1,320)	$181	$30,109
Net income (loss)	—	—	—	—	—	—	1,891	11	1,902
Other comprehensive income (loss)	—	—	—	—	—	56	—	—	56
Dividends declared (1)	—	—	—	—	—	—	(280)	—	(280)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	35	35
Repurchase and retirement of common stock (2)	(8)	(12)	—	—	(201)	—	(138)	—	(351)
Withholding of employee taxes related to stock-based compensation	—	—	—	(15)	—	—	—	—	(15)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2025	1,127	1,803	(7)	(293)	29,624	(39)	153	183	31,431
Net income (loss)	—	—	—	—	—	—	2,061	14	2,075
Other comprehensive income (loss)	—	—	—	—	—	83	—	—	83
Dividends declared (1)	—	—	—	—	—	—	(281)	—	(281)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Repurchase and retirement of common stock (2)	(19)	(31)	—	—	(506)	—	(484)	—	(1,021)
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)
Stock-based awards and related share issuances	—	—	—	—	23	—	—	—	23
Balance at June 30, 2025	1,108	1,772	(7)	(294)	29,141	44	1,449	175	32,287
Net income (loss)	—	—	—	—	—	—	1,832	11	1,843
Other comprehensive income (loss)	—	—	—	—	—	65	—	—	65
Dividends declared (1)	—	—	—	—	—	—	(273)	—	(273)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Repurchase and retirement of common stock (2)(3)	(8)	(12)	—	—	(201)	—	(309)	—	(522)
Withholding of employee taxes related to stock-based compensation	—	—	—	(3)	—	—	—	—	(3)
Stock-based awards and related share issuances	—	—	—	—	15	—	—	—	15
Balance at September 30, 2025	1,100	$1,760	(7)	$(297)	$28,955	$109	$2,699	$185	$33,411
____________________________
(1)Cash dividends paid per common share were $0.25 and $0.75 for the three and nine months ended September 30, 2025, respectively.
(2)As of September 30, 2025, the Company has accrued for excise tax on share repurchases of $19, included in Other non-current liabilities.
(3)In October 2025, an additional $179 of common stock was repurchased and retired.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in millions)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,159	$1,854	(7)	$(264)	$30,419	$14	$(2,996)	$178	$29,205
Net income (loss)	—	—	—	—	—	—	170	9	179
Other comprehensive income (loss)	—	—	—	—	—	(30)	—	—	(30)
Dividends declared (1)	—	—	—	—	—	—	(285)	—	(285)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(35)	(35)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	33	33
Withholding of employee taxes related to stock-based compensation	—	—	—	(10)	—	—	—	—	(10)
Stock-based awards and related share issuances	1	1	—	—	17	—	—	—	18
Balance at March 31, 2024	1,160	1,855	(7)	(274)	30,436	(16)	(3,111)	185	29,075
Net income (loss)	—	—	—	—	—	—	853	4	857
Other comprehensive income (loss)	—	—	—	—	—	9	—	—	9
Dividends declared (1)	—	—	—	—	—	—	(292)	—	(292)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Repurchase and retirement of common stock	(2)	(4)	—	—	(66)	—	(35)	—	(105)
Stock-based awards and related share issuances	—	—	—	—	24	—	—	—	24
Balance at June 30, 2024	1,158	1,851	(7)	(274)	30,394	(7)	(2,585)	184	29,563
Net income (loss)	—	—	—	—	—	—	922	2	924
Other comprehensive income (loss)	—	—	—	—	—	28	—	—	28
Dividends declared (1)	—	—	—	—	—	—	(287)	—	(287)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Repurchase and retirement of common stock	(7)	(11)	—	—	(185)	—	(151)	—	(347)
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)
Stock-based awards and related share issuances	—	—	—	—	19	—	—	—	19
Balance at September 30, 2024	1,151	$1,840	(7)	$(276)	$30,228	$21	$(2,101)	$184	$29,896
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
Divestiture of Non-Core Assets
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, and the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025. In the third quarter of 2025, the Company entered into a definitive agreement to sell the Coffee development project, which closed in the fourth quarter of 2025 and remained designated as held for sale at September 30, 2025.
Refer to Note 3 for further information on divestitures.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices, primarily for gold, but also for copper, silver, lead, and zinc. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital, and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; certain Derivative assets; Deferred income tax assets; and Goodwill are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.
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
At the Company’s Yanacocha operations, the mining of oxide ores under its current life-of-mine plan are expected to complete in the fourth quarter of this year. The Company has chosen to continue deferring the investment decision for the Yanacocha Sulfides project and upon cessation of mining this year, will focus its operations on residual gold leaching and eventual transition of the Yanacocha operations into full closure. Associated with the wind-down of operations, the Company is exploring legal alternatives up to and including liquidation of Minera Yanacocha S.R.L., while working to preserve future optionality around its development projects and other exploration potential.
To the extent the Company determines that its development projects in Peru are no longer sufficiently profitable or economically feasible under the Company’s internal requirements, or if these projects are not aligned with the Company’s current capital allocation priorities and strategic direction, this could result in negative modifications to the Company's proven and probable reserves. Further, decisions made by the Company may also indicate that the current carrying value of the assets under construction of its development projects in Peru, and other long-lived assets of the Yanacocha operations, may not be recoverable. As of September 30, 2025, the Yanacocha operations had total long-lived assets of approximately $1,076, inclusive of $827 of assets under construction related to the Yanacocha Sulfides project.
The Company also continues to hold the Conga project in Peru with a total carrying value of $890 at September 30, 2025. While higher near-term gold and copper prices could be a positive indicator of future profitability and economic returns from this project, based on current conditions, the Company does not anticipate developing Conga in the next ten years and so this project

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
remains in care and maintenance. Should the Company be unable to develop the Conga project, other alternatives for the project would be considered, which may result in a future impairment charge for the remaining assets.
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
Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules
Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract
In September 2025, ASU 2025-07 was issued expanding the scope of contracts that are excluded from derivative accounting and clarifying the accounting for share-based noncash consideration in revenue contracts. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impacts of the guidance on its consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2024, ASU 2024-03 was issued, requiring additional disclosures in the notes to the financial statements on the nature of certain expense captions presented on the face of the Consolidated Statement of Operations. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of the guidance on its disclosures.
NOTE 3     DIVESTITURES
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included CC&V, Musselwhite, Porcupine, Éléonore, Telfer, Akyem, and the Coffee development project in Canada. The Company presented these assets as held for sale in the first quarter of 2024 and recorded the assets at the lower of their carrying value or fair value, less costs to sell. These assets are periodically valued until sale occurs with any resulting gain or loss recognized in (Gain) loss on sale of assets held for sale.
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, and the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025. In the third quarter of 2025, the Company entered into a definitive agreement to sell the

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Coffee development project, which closed in the fourth quarter of 2025 and remained designated as held for sale at September 30, 2025.
Gains or losses recognized on the completion of the sales are recognized in (Gain) loss on sale of assets held for sale. All sales agreements include transitional services support to be provided by the Company up to a one-year period following close. Gains recognized on the completed sales during the nine months ended September 30, 2025 are summarized in the table below; value of consideration received and indemnifications provided represent the value at the time of close.

	CC&V	Musselwhite	Porcupine	Éléonore	Akyem	Total
Cash received, net of working capital adjustments (1)	$109	$799	$201	$784	$888	$2,781
Deferred consideration received	154	14	107	—	84	359
Equity consideration	—	—	233	—	—	233
Value of consideration received	263	813	541	784	972	3,373

Less: Carrying value of net assets divested	(196)	(794)	(513)	(612)	(270)	(2,385)
Less: Indemnification provided	(65)	—	—	—	(19)	(84)

Gain on completed sales (2)(3)	$2	$19	$28	$172	$683	$904
____________________________
(1)Certain working capital adjustments are to be finalized over a defined period from the close of sale. Any resulting revisions will be settled in cash, with an offsetting impact recognized in (Gain) loss on sale of assets held for sale. Adjustments are not expected to be material.
(2)Recognized in (Gain) loss on sale of assets held for sale.
(3)A total net loss of $15 was recognized on the CC&V divestment since designation as held for sale in the first quarter of 2024, including a gain of $2 which was recognized for the nine months ended September 30, 2025. For Porcupine, a total net loss of $358 was recognized since designation as held for sale in the first quarter of 2024, including a $76 loss reversal and $28 gain recognized in the first and second quarter of 2025, respectively, resulting in a total gain of $104 recognized for the nine months ended September 30, 2025. The total net losses on CC&V and Porcupine include prior period write-downs; no prior period write-downs were incurred on Musselwhite, Éléonore, or Akyem.
CC&V. Sale of the CC&V reportable segment to SSR Mining Inc. ("SSR") closed on February 28, 2025. The deferred consideration consists of $175 payable in two installments of $87.5 upon certain regulatory approvals. The deferred payments meet the definition of a derivative asset and are included as contingent consideration in Derivative assets. The indemnification consists of a guarantee in which the Company will indemnify SSR for 90% of certain closure costs over $500 related to the Company’s historical mining activities with no limitation to the maximum potential future payments. The Company has an opportunity to fully settle the indemnification at certain milestones through a one-time lump sum payment. The indemnification is included in Other non-current liabilities.
Musselwhite. Sale of the Musselwhite reportable segment to Orla Mining Ltd ("Orla") closed on February 28, 2025. The deferred consideration consists of $40 payable in two installments of $20 on the first and second year anniversary of the close date, dependent on the average spot gold price over the respective period. The deferred payments meet the definition of a derivative asset and are included as contingent consideration in Other current assets and Derivative assets, respectively.
Porcupine. Sale of the Porcupine reportable segment to Discovery Silver Corp. ("Discovery") closed on April 15, 2025. The deferred consideration consists of $150 to be paid in four equal annual installments beginning December 31, 2027. The deferred consideration is classified as a note receivable and is included in Other non-current assets. Equity consideration consisted of $233 of Discovery shares, which were accounted for as marketable equity securities and fully divested in the third quarter of 2025.
Éléonore. Sale of the Éléonore reportable segment to Dhilmar Ltd closed on February 28, 2025.
Akyem. Sale of the Akyem reportable segment to Zijin Mining Group Co., Ltd ("Zijin") closed on April 15, 2025. The deferred consideration consisted of $100 payable at the earlier of lease ratification or the fifth year anniversary of the close date. The deferred consideration met the definition of a derivative asset and was included as contingent consideration in Derivative assets. The indemnification consisted of a guarantee in which the Company would have indemnified Zijin for losses from non-ratification of the lease by the Ghanaian Parliament, government actions stopping operations, or required renegotiations to secure ratification, with a cap of $200 and a 5-year claim period. In the third quarter of 2025, the lease was ratified resulting in receipt of the deferred consideration and removal of the indemnification obligation resulting in a gain of $35 recognized in (Gain) loss on sale of assets held for sale.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(Gain) loss on sale of assets held for sale consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Gain) on completed sales	$—	$—	$(904)	$—
(Reversal of write-downs) write-downs on assets held for sale (1)	(65)	115	(141)	624
Tax impact (2)	(29)	—	(46)	222
Other (3)	(5)	—	17	—
	$(99)	$115	$(1,074)	$846
____________________________
(1)In the third quarter of 2025, the Company recognized a partial reversal of the prior period write-down on the Coffee development project as a result of the binding sales agreement.
(2)In 2025, tax impacts on the reversals of prior period write-downs of assets held for sale resulted in the reduction to the respective deferred tax asset, which decreased the carrying values of the related disposal group and resulted in additional gains. In 2024, a tax impact on write-downs of assets held for sale resulted in the establishment of a deferred tax asset, which increased the respective carrying values of the related disposal groups and resulted in an additional loss.
(3)Primarily consists of the impact of finalization of certain working capital adjustments on completed sales and certain costs incurred under the transitional services support agreements.
At September 30, 2025, assets held for sale consisted of the Coffee development project. At December 31, 2024, assets held for sale consisted of CC&V, Musselwhite, Porcupine, Éléonore, Akyem, and the Coffee development project.
The estimated fair values of assets held for sale are considered a non-recurring level 2 or 3 fair value measurements and were determined using (i) the market approach for disposal groups in which a binding sales agreement was in place but close had not yet occurred, or (ii) the income approach in the absence of a binding sales agreement. For fair values estimated using the income approach, the significant inputs at December 31, 2024 included (i) cash flow information available to the Company, (ii) a long-term gold price of $1,900 (iii) current estimates of resources and exploration potential, and (iv) a reporting unit specific discount rate of 9.75%. Additional losses may be incurred as fair value estimates change.
The following table presents the carrying value of the major classes of assets and liabilities held for sale for the Coffee development project as of September 30, 2025. The carrying value is presented prior to the recognition of the cumulative write-down of $155, excluding tax impacts, resulting in an aggregate net book value of assets held for sale of $162.

Coffee Project (1)
Assets held for sale:
Property, plant and mine development, net	$321
Carrying value of assets held for sale	$321

Liabilities held for sale:
Reclamation and remediation liabilities	$3
Other liabilities	1
Carrying value of liabilities held for sale	$4
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
(1)Divested as of September 30, 2025.
(2)The Coffee Project is included in Corporate and Other in Note 4.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). At September 30, 2025, the reportable segments of the Company comprise each of its 11 managed mining operations, which includes its 70% proportionate interest in Red Chris, and its 38.5% proportionate interest in Nevada Gold Mines ("NGM"), which it does not directly manage. Newmont consolidates Suriname Gold project C.V. (“Merian”) through its wholly-owned subsidiary, Newmont Suriname LLC., as the primary beneficiary of Merian, which is a variable interest entity. The reportable segments at September 30, 2025 excludes those that have been divested. Refer to Note 3 for further information on divestitures.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The financial information relating to the Company’s segments is as follows:

Three Months Ended September 30, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (3)
Ahafo	$516	$195	$45	$2	$16	$7	$251	$122
Brucejack	272	91	53	1	8	3	116	36
Red Chris
Gold	55	23	6
Copper	69	48	14
Total Red Chris	124	71	20	2	3	1	27	47
Peñasquito:
Gold	382	97	38
Silver	293	96	38
Lead	52	33	13
Zinc	191	118	41
Total Peñasquito	918	344	130	5	4	14	421	26
Merian	159	78	17	2	10	—	52	16
Cerro Negro	207	83	34	1	8	3	78	31
Yanacocha	530	117	30	46	4	(9)	342	7
Boddington:
Gold	471	166	32
Copper	55	26	5
Total Boddington	526	192	37	4	—	7	286	31
Tanami	366	121	34	—	2	4	205	145
Cadia:
Gold	343	74	28
Copper	195	67	26
Total Cadia	538	141	54	1	2	7	333	139
Lihir	475	202	50	3	5	7	208	36
NGM	893	316	114	3	8	(6)	458	95
Total Reportable Segments	5,524	1,951	618	70	70	38	2,777	731
Corporate and Other (4)	—	—	25	53	35	157	(270)	5
Consolidated	$5,524	$1,951	$643	$123	$105	$195	$2,507	$736
____________________________
(1)Other Segment Expenses (Income) for all reportable segments includes Other expense, net and Other income (loss), net. Refer to Notes 7 and 8, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other.
(2)Other Segment Expenses (Income) includes (Gain) loss on sale of assets held for sale which primarily consists of a partial reversal of the prior period write-down on the Coffee development project as a result of the binding sales agreement. Refer to Note 3 for further information on the Company's divestitures.
(3)Includes an increase in non-cash adjustments of $9, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $727.
(4)The Coffee development project disposal group is included in Corporate and Other. Refer to Note 3 for further information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Three Months Ended September 30, 2024	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation (1)	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (3)
Ahafo	$551	$192	$55	$2	$14	$(5)	$293	$102
Brucejack	252	98	70	1	7	1	75	17
Red Chris
Gold	24	21	7
Copper	51	71	22
Total Red Chris	75	92	29	1	5	(4)	(48)	41
Peñasquito:
Gold	144	54	22
Silver	147	75	32
Lead	32	26	10
Zinc	152	118	43
Total Peñasquito	475	273	107	5	2	37	51	32
Merian	158	113	24	1	6	1	13	14
Cerro Negro	150	91	31	1	4	3	20	58
Yanacocha	220	96	23	47	2	(6)	58	21
Boddington:
Gold	326	136	25
Copper	73	44	9
Total Boddington	399	180	34	4	1	6	174	34
Tanami	248	98	30	1	8	12	99	108
Cadia:
Gold	298	80	30
Copper	205	80	31
Total Cadia	503	160	61	—	3	12	267	155
Lihir	317	206	37	1	2	5	66	44
NGM	611	320	103	3	5	2	178	103
Held for Sale (4)
CC&V	94	54	3	2	1	1	33	7
Musselwhite	124	50	—	1	1	1	71	27
Porcupine	172	78	2	4	2	—	86	64
Éléonore	129	70	—	1	3	—	55	27
Telfer (5)
Gold	13	39	1
Copper	—	4	—
Total Telfer	13	43	1	6	6	115	(158)	15
Akyem	114	95	10	3	1	(1)	6	4
Total Reportable Segments	4,605	2,309	620	84	73	180	1,339	873
Corporate and Other	—	1	11	48	48	172	(280)	7
Consolidated	$4,605	$2,310	$631	$132	$121	$352	$1,059	$880
____________________________
(1)Segment presentation for the prior period has been recast due to the adoption of ASU 2023-07.
(2)Other Segment Expenses (Income) includes (Gain) loss on sale of assets held for sale, Other expense, net, and Other income (loss), net. Refer to Notes 3, 7, and 8, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other.
(3)Includes an increase in non-cash adjustments of $3, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $877.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Nine Months Ended September 30, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (3)
Ahafo	$1,747	$643	$143	$6	$41	$(6)	$920	$2,965	$369
Brucejack	566	265	141	4	13	7	136	2,622	77
Red Chris
Gold	150	61	17
Copper	205	129	37
Total Red Chris	355	190	54	6	8	(1)	98	2,642	117
Peñasquito:
Gold	1,188	303	134
Silver	672	218	95
Lead	137	75	33
Zinc	513	305	118
Total Peñasquito	2,510	901	380	16	12	44	1,157	4,569	82
Merian	523	272	54	4	30	—	163	968	42
Cerro Negro	427	233	88	4	19	13	70	1,818	114
Yanacocha	1,255	329	86	134	8	11	687	2,265	15
Boddington:
Gold	1,361	502	93
Copper	196	102	19
Total Boddington	1,557	604	112	12	3	23	803	2,488	102
Tanami	873	318	90	2	8	21	434	2,546	392
Cadia:
Gold	1,029	239	95
Copper	632	220	91
Total Cadia	1,661	459	186	4	6	41	965	6,489	412
Lihir	1,447	565	141	10	8	21	702	5,764	117
NGM	2,302	967	317	8	16	(5)	999	7,423	290
Total Reportable Segments	15,223	5,746	1,792	210	172	169	7,134	42,559	2,129
Corporate and Other (4)	—	—	58	74	123	(70)	(185)	12,131	10
Divested (5)
CC&V	88	39	2	2	—	(3)	48	—	5
Musselwhite	94	33	—	1	—	(18)	78	—	14
Porcupine (4)	177	79	1	6	1	20	70	—	54
Éléonore	138	54	—	1	2	(171)	252	—	12
Akyem	131	107	3	5	—	(683)	699	—	9
Consolidated	$15,851	$6,058	$1,856	$299	$298	$(756)	$8,096	$54,690	$2,233
____________________________
(1)Other Segment Expenses (Income) for all reportable segments includes Other expense, net and Other income (loss), net. Refer to Notes 7 and 8, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other.
(2)Other Segment Expenses (Income) includes (Gain) loss on sale of assets held for sale which primarily consists of gains on the completed sales. Refer to Note 3 for further information.
(3)Includes an increase in non-cash adjustments of $6, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $2,227.
(4)The Coffee development project disposal group is included in Corporate and Other. Additionally, Corporate and Other contained legacy reclamation related to Porcupine which was divested in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.
(5)Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Nine Months Ended September 30, 2024	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation (1)	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)(2)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets (1)	Capital Expenditures (3)
Ahafo	$1,354	$527	$161	$6	$31	$(27)	$656	$3,290	$273
Brucejack	430	236	141	2	8	1	42	4,200	52
Red Chris:
Gold	59	35	11
Copper	160	135	41
Total Red Chris	219	170	52	2	9	(3)	(11)	2,367	125
Peñasquito:
Gold	385	145	59
Silver	557	282	117
Lead	136	88	36
Zinc	425	322	114
Total Peñasquito	1,503	837	326	15	7	42	276	4,686	90
Merian	455	299	63	3	15	2	73	935	64
Cerro Negro	368	224	83	3	12	11	35	1,763	135
Yanacocha	587	261	74	143	8	1	100	1,905	54
Boddington:
Gold	945	419	77
Copper	236	141	27
Total Boddington	1,181	560	104	10	3	(2)	506	2,466	91
Tanami	667	281	88	2	23	13	260	2,133	298
Cadia:
Gold	843	231	91
Copper	593	214	91
Total Cadia	1,436	445	182	2	12	5	790	6,492	400
Lihir	1,039	539	115	3	12	15	355	4,145	139
NGM	1,760	941	313	9	17	10	470	7,446	347
Held for sale (4)
CC&V	231	139	10	8	4	105	(35)	478	20
Musselwhite	357	163	18	3	4	83	86	1,026	74
Porcupine	503	235	34	13	5	245	(29)	1,432	159
Éléonore	392	239	21	3	8	—	121	897	77
Telfer: (5)
Gold	154	192	13
Copper	14	31	3
Total Telfer	168	223	16	11	12	118	(212)	831	39
Akyem	380	252	51	10	5	(5)	67	800	20
Total Reportable Segments	13,030	6,571	1,852	248	195	614	3,550	47,292	2,457
Corporate and Other	—	1	35	76	138	777	(1,027)	8,883	15
Consolidated	$13,030	$6,572	$1,887	$324	$333	$1,391	$2,523	$56,175	$2,472
____________________________
(1)Segment presentation for the prior period has been recast due to the adoption of ASU 2023-07.
(2)Other Segment Expenses (Income) includes (Gain) loss on sale of assets held for sale, Other expense, net, and Other income (loss), net. Refer to Notes 3, 7, and 8, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other.
(3)Includes a decrease in non-cash adjustments of $55, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $2,527.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following tables present the Company’s Sales by mining operation, product, and inventory type:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Ahafo	$516	$—	$516	$551	$—	$551
Brucejack	195	77	272	161	91	252
Red Chris:
Gold	—	55	55	—	24	24
Copper	—	69	69	—	51	51
Total Red Chris	—	124	124	—	75	75
Peñasquito:
Gold	—	382	382	—	144	144
Silver (1)	—	293	293	—	147	147
Lead	—	52	52	—	32	32
Zinc	—	191	191	—	152	152
Total Peñasquito	—	918	918	—	475	475
Merian	157	2	159	151	7	158
Cerro Negro	207	—	207	150	—	150
Yanacocha	524	6	530	216	4	220
Boddington:
Gold	125	346	471	89	237	326
Copper	—	55	55	—	73	73
Total Boddington	125	401	526	89	310	399
Tanami	366	—	366	248	—	248
Cadia:
Gold	40	303	343	25	273	298
Copper	—	195	195	—	205	205
Total Cadia	40	498	538	25	478	503
Lihir	475	—	475	317	—	317
NGM (2)	846	47	893	574	37	611
Divested (3)
CC&V	—	—	—	94	—	94
Musselwhite	—	—	—	124	—	124
Porcupine	—	—	—	172	—	172
Éléonore	—	—	—	129	—	129
Telfer:
Gold	—	—	—	6	7	13
Copper	—	—	—	—	—	—
Total Telfer	—	—	—	6	7	13
Akyem	—	—	—	114	—	114
Consolidated	$3,451	$2,073	$5,524	$3,121	$1,484	$4,605
____________________________
(1)Silver sales from concentrate includes $24 and $15 related to non-cash amortization of the silver streaming agreement liability for the three months ended September 30, 2025 and 2024, respectively.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $854 and $581 for the three months ended September 30, 2025 and 2024, respectively.
(3)Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Ahafo	$1,747	$—	$1,747	$1,354	$—	$1,354
Brucejack	384	182	566	291	139	430
Red Chris:
Gold	—	150	150	—	59	59
Copper	—	205	205	—	160	160
Total Red Chris	—	355	355	—	219	219
Peñasquito:
Gold	—	1,188	1,188	—	385	385
Silver (1)	—	672	672	—	557	557
Lead	—	137	137	—	136	136
Zinc	—	513	513	—	425	425
Total Peñasquito	—	2,510	2,510	—	1,503	1,503
Merian	513	10	523	435	20	455
Cerro Negro	427	—	427	368	—	368
Yanacocha	1,232	23	1,255	580	7	587
Boddington:
Gold	342	1,019	1,361	254	691	945
Copper	—	196	196	—	236	236
Total Boddington	342	1,215	1,557	254	927	1,181
Tanami	873	—	873	667	—	667
Cadia:
Gold	104	925	1,029	90	753	843
Copper	—	632	632	—	593	593
Total Cadia	104	1,557	1,661	90	1,346	1,436
Lihir	1,447	—	1,447	1,039	—	1,039
NGM (2)	2,176	126	2,302	1,664	96	1,760
Divested (3)
CC&V	88	—	88	231	—	231
Musselwhite	94	—	94	357	—	357
Porcupine	177	—	177	503	—	503
Éléonore	138	—	138	392	—	392
Telfer:
Gold	—	—	—	30	124	154
Copper	—	—	—	—	14	14
Total Telfer	—	—	—	30	138	168
Akyem	131	—	131	380	—	380
Consolidated	$9,873	$5,978	$15,851	$8,635	$4,395	$13,030
____________________________
(1)Silver sales from concentrate includes $63 and $65 related to non-cash amortization of the silver streaming agreement liability for the nine months ended September 30, 2025 and 2024, respectively.
(2)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,186 and $1,669 for the nine months ended September 30, 2025 and 2024, respectively.
(3)The Company completed the sale of Telfer in the fourth quarter of 2024, CC&V, Musselwhite, and Éléonore in the first quarter of 2025, and Porcupine and Akyem in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.
Trade Receivables and Provisional Sales
At September 30, 2025 and December 31, 2024, Trade receivables consisted primarily of sales from provisionally priced concentrate and other production. Changes in pricing on provisional sales resulted in an increase to Sales of $144 and $66 for the three months ended September 30, 2025 and 2024, respectively, and $325 and $197 for the nine months ended September 30, 2025 and 2024, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
At September 30, 2025, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	164	$3,850
Copper (pounds, in millions)	70	$4.68
Silver (ounces, in millions)	6	$46.39
Lead (pounds, in millions)	48	$0.89
Zinc (pounds, in millions)	93	$1.35
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reclamation adjustments and other	$17	$13	$19	$17
Reclamation accretion	73	90	236	262
Reclamation expense	90	103	255	279

Remediation adjustments and other	32	26	39	39
Remediation accretion	1	3	5	6
Remediation expense	33	29	44	45
Reclamation and remediation	$123	$132	$299	$324
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2025	2024	2025	2024
Balance at January 1,	$7,015	$8,385	$370	$401
Additions, changes in estimates, and other (1)	42	(2)	27	28
Acquisitions and Divestitures (2)(3)	(13)	64	—	—
Payments, net	(471)	(214)	(56)	(59)
Accretion expense	236	262	5	6
Reclassification to Liabilities held for sale (3)	—	(1,658)	—	(20)
Balance at September 30,	$6,809	$6,837	$346	$356
____________________________
(1)The addition to reclamation for the nine months ended September 30, 2025 was primarily related to NGM, as a result of higher water management costs and higher mercury storage and disposal costs at the Carlin mine. The addition to remediation for the nine months ended September 30, 2025 was primarily related to higher water management costs and project execution delays at the Midnite Mine. The addition to remediation for the nine months ended September 30, 2024 was primarily due to the completion of haul road safety enhancements and continued clean up of contaminated materials and closure of the three mine portals at the Ross Adams mine. The Midnite Mine and Ross Adams mine are included in Corporate and Other in Note 4.
(2)During 2024, measurement period adjustments of $64 relating to refinements to the preliminary valuation of the Telfer asset resulted in an increase to Reclamation and remediation liabilities.
(3)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related assets and liabilities, including reclamation and remediation liabilities, were reclassified to Assets held for sale and Liabilities held for sale,

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
respectively. The Company completed the sale of CC&V, Musselwhite, and Éléonore in the first quarter of 2025, and Porcupine and Akyem in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.

	At September 30, 2025			At December 31, 2024
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$861	$66	$927	$928	$63	$991
Non-current (2)	5,948	280	6,228	6,087	307	6,394
Total (3)	$6,809	$346	$7,155	$7,015	$370	$7,385
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities; refer to Note 16 for further information.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $4,251 and $4,546 related to Yanacocha at September 30, 2025 and December 31, 2024, respectively.
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
Included in Assets held for sale at September 30, 2025 and December 31, 2024 are $— and $93, respectively, of restricted cash held for purposes of settling reclamation and remediation obligations. The amount at December 31, 2024 related to Akyem.
Included in Other non-current assets at September 30, 2025 and December 31, 2024 are $31 and $29, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations primarily related to Ahafo and San Jose Reservoir at Yanacocha.
Included in Other non-current assets at September 30, 2025 and December 31, 2024 are $14 and $15, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations primarily related to San Jose Reservoir at Yanacocha.
Refer to Note 18 for further discussion of reclamation and remediation matters.
NOTE 7     OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring and severance	$87	$5	$111	$20
Impairment charges (1)	39	18	63	39
Newcrest transaction and integration costs (2)	2	17	(4)	62
Settlement costs	(2)	7	1	33
Other	13	8	59	33
Other expense, net	$139	$55	$230	$187
____________________________
(1)In the third quarter of 2025, the Company recognized a non-cash impairment charge of $28 related to the full write-down of its interest in the Namosi exploration stage property in Fiji.
(2)In 2025, includes a gain recognized on the reduction of the stamp duty tax liability incurred as a result of the Newcrest transaction.
Restructuring and severance. Beginning in the third quarter of 2025, management committed to a strategic plan designed to reduce operating costs and continue to advance the Company’s ongoing commitment to profitability, which included streamlining its organizational structure and a reduction of the Company’s workforce and office space in certain markets.
During the three and nine months ended September 30, 2025, restructuring and severance primarily consists of expenditures for severance accruals correlated to workforce reductions and related consulting charges. The Company expects the majority of the cash expenditures related to the plan to be made over the next two quarters. Estimates are based on a number of assumptions, including compliance with local legal requirements across jurisdictions. Actual costs and timing may vary from current estimates as the Company continues to assess the full scope of the impact arising from, or related to, the workforce reduction and operating model changes.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 8     OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$56	$37	$151	$114
Foreign currency exchange, net	(41)	(29)	(120)	(26)
Gain (loss) on debt extinguishment (Note 15)	(72)	15	(100)	29
Gain (loss) on asset and investment sales	(6)	(28)	(13)	36
Other	8	5	1	46
Other income (loss), net	$(55)	$—	$(81)	$199
NOTE 9     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2025		2024		2025		2024
Income (loss) before income and mining tax and other items		$2,507		$1,059		$8,096		$2,523

U.S. Federal statutory tax rate	21%	526	21%	222	21%	1,700	21%	530
Reconciling items:
Percentage depletion	(1)	(20)	(1)	(12)	(1)	(76)	(2)	(49)
Change in valuation allowance on deferred tax assets	(1)	(22)	(3)	(37)	(1)	(73)	(3)	(82)
Foreign rate differential	8	200	7	72	7	567	9	219
Effect of foreign earnings, net of credits	—	4	1	9	—	6	1	30
Mining and other taxes (net of associated federal benefit)	3	87	5	55	3	221	6	150
Uncertain tax position reserve adjustment	—	4	(1)	(6)	—	(2)	(2)	(58)
Tax impact of foreign exchange	(3)	(72)	2	25	(1)	(69)	(1)	(33)
Akyem recognition of DTL for assets held for sale	—	—	(4)	(37)	—	—	1	44
Tax impact of divestitures (2)	3	74	—	—	2	196	—	—
Other	1	6	(4)	(47)	1	56	(2)	(56)
Income and mining tax expense (benefit)	31%	$787	23%	$244	31%	$2,526	28%	$695
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$5,639	$5,639	$—	$—
Restricted cash	33	33	—	—
Trade receivables from provisional concentrate sales	1,044	—	1,044	—
Assets held for sale (2)	166	—	166	—
Marketable equity and other securities (Note 12) (3)	429	429	—	—
Restricted marketable debt and other securities (Note 12)	14	14	—	—
Derivative assets (Note 11)	415	—	51	364
	$7,740	$6,115	$1,261	$364
Liabilities:
Debt (4)	$5,389	$—	$5,389	$—
Derivative liabilities (Note 11)	15	—	10	5
Other liabilities (5)	198	—	198	—
	$5,602	$—	$5,597	$5

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,619	$3,619	$—	$—
Restricted cash	31	31	—	—
Trade receivables from provisional concentrate sales	993	—	993	—
Assets held for sale (2)	1,840	—	1,168	672
Equity method investments (Note 12) (3)	212	212	—	—
Marketable equity and other securities (Note 12)	305	305	—	—
Restricted marketable debt securities (Note 12)	15	15	—	—
Derivative assets (Note 11)	142	—	—	142
	$7,157	$4,182	$2,161	$814
Liabilities:
Debt (4)	$8,400	$—	$8,400	$—
Derivative liabilities (Note 11)	143	—	137	6
Other liabilities (5)	51	—	51	—
	$8,594	$—	$8,588	$6
____________________________
(1)Cash and cash equivalents includes short-term deposits that have an original maturity of three months or less.
(2)Assets held for sale at September 30, 2025 and December 31, 2024 includes assets held for sale that were adjusted to their fair value, excluding costs to sell, of $166 and $1,840, respectively. The aggregate fair value, excluding costs to sell, of net assets held for sale subject to fair value remeasurement at September 30, 2025 and December 31, 2024 was $162 and $679, respectively.
(3)The Company's equity investment in Greatland Gold plc ("Greatland"), acquired through the sale of Telfer in the fourth quarter of 2024, is included in marketable equity and other securities at September 30, 2025 and in equity method investments under the fair value option at December 31, 2024. Refer to Note 12 for further information.
(4)Debt is recognized at amortized cost of $5,180 and $8,476 at September 30, 2025 and December 31, 2024, respectively. Refer to Note 15 for further information. The fair value measurement of debt presented above was based on an independent third-party pricing source.
(5)Consists of an option acquired through the sale of Telfer in the fourth quarter of 2024, for which the Company elected the fair value option. Refer to Note 12 for further information.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2025 and December 31, 2024:

Description	At September 30, 2025	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Derivative assets:
Hedging instruments (1)	$151	Income approach	Forward power prices	A$33 - A$556	6.34%
Contingent consideration assets	$213	Income approach	Discount rate	6.36% - 16.38%	6.77%
Derivative liabilities	$5	Income approach	Discount rate	5.22% - 5.95%	5.66%

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Description	At December 31, 2024	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Assets held for sale	$672	Income approach	Various (2)	Various (2)	Various (2)
Derivative assets:
Hedging instruments (1)	$94	Income approach	Forward power prices	A$43 - A$321	6.75%
Contingent consideration assets	$47	Income approach	Discount rate	6.37% - 16.38%	10.67%
Derivative liabilities (1)	$5	Income approach	Discount rate	5.22% - 5.95%	5.66%
____________________________
(1)At September 30, 2025, the current and non-current portion of the Cadia Power Purchase Agreement ("Cadia PPA") of $7 and $144, respectively, are in an asset position. At December 31, 2024, the current portion of the Cadia PPA of $1 is in a liability position and the non-current portion of $95 is in an asset position. Amounts in an asset position are included in Derivative assets within the fair value hierarchy table and amounts in a liability position are included in Derivative liabilities within the fair value hierarchy table.
(2)Refer to Note 3 for information on the assumptions and inputs specific to the non-recurring fair value measurement performed relating to assets held for sale.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2024	$142	$142	$6	$6
Acquired through divestments (1)	168	168	—	—
Fair value changes in Other comprehensive income (loss)	56	56	(1)	(1)
Fair value changes in Other income (loss), net	(2)	(2)	—	—
Fair value at September 30, 2025	$364	$364	$5	$5

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2023	$635	$635	$5	$5
Sales and settlements (2)	(377)	(377)	—	—
Transfers out of Level 3 (3)	(76)	(76)	—	—
Fair value changes in Other comprehensive income (loss)	(43)	(43)	3	3
Fair value changes in Other income (loss), net	3	3	—	—
Fair value changes in Net income (loss) from discontinued operations	11	11	—	—
Fair value at September 30, 2024	$153	$153	$8	$8
____________________________
(1)The Company acquired contingent consideration assets as part of the divestitures that occurred in 2025. Refer to Note 3 for further information.
(2)In the second quarter of 2024, the Company sold the Stream Credit Facility Agreement which was a non-revolving credit facility for the Fruta del Norte mine operated by Lundin Gold Inc. (“Lundin Gold”), in which the Company holds a 32% interest. In the third quarter of 2024, the company sold the Batu and Elang Contingent consideration assets.
(3)In the first quarter of 2024, certain amounts relating to the Batu Hijau contingent consideration asset were reclassified from a derivative to a receivable as a result of achieving certain contractual milestones.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11     DERIVATIVE INSTRUMENTS

	At September 30, 2025	At December 31, 2024
Current derivative assets: (1)
Hedging instruments	$46	$—
Contingent consideration assets (2)	13	—
	$59	$—

Non-current derivative assets: (3)
Contingent consideration assets (2)	$200	$47
Hedging instruments	156	95
	$356	$142

Current derivative liabilities: (4)
Hedging instruments	$7	$136
Contingent consideration liabilities	2	2
	$9	$138

Non-current derivative liabilities: (5)
Contingent consideration liabilities	$5	$5
Hedging instruments	1	—
	$6	$5
____________________________
(1)Included in Other current assets.
(2)At September 30, 2025, includes contingent consideration assets acquired through the sales of certain reportable segments. Refer to Note 3 for further information.
(3)Included in Derivative assets.
(4)Included in Other current liabilities.
(5)Included in Other non-current liabilities.
Hedging Instruments
Hedging instruments consist of foreign currency cash flow hedges and the Cadia PPA.
Foreign Currency Cash Flow Hedges
The Company has implemented various hedge programs in which fixed forward contracts have been entered into to mitigate variability in the USD-functional cash flows associated with specific expenditures. These fixed forward contracts have been designated as foreign currency cash flow hedges for the related forecasted expenditures and were transacted for risk management purposes. Refer to the table below for a summary of these programs at September 30, 2025:

	AUD-denominated capital expenditures	AUD-denominated operating expenditures	CAD-denominated operating expenditures	AUD-denominated capital expenditures
Status:	Active	Active	Active	Matured (1)
Amount entered into: (2)	A$1,611	A$3,825	C$1,057	A$574
Cash flow type:	Capital expenditures for construction and development	Operating expenditures	Operating expenditures	Capital expenditures for construction and development
Incurred in the periods of:	October 2024 through December 2026	October 2024 through December 2026	October 2024 through December 2026	2023 through 2024
Related to:	Tanami Expansion 2 project; Cadia PC1-2 and PC2-3 ("Cadia Panel Caves"); and Cadia Tailings Project ("Cadia Tails")	Boddington, Tanami, and Cadia operating mines located in Australia	Brucejack and Red Chris operating mines located in Canada	Tanami Expansion 2 project
____________________________
(1)The hedge program matured in 2024 and a gain of $7 remains in Accumulated other comprehensive income (loss) as of September 30, 2025.
(2)In October 2025, the Company entered into an additional A$—, A$177, and C$32 relating to the active programs, respectively.

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
Cadia PPA
The Cadia PPA is a 15-year renewable power purchase agreement acquired by the Company through the Newcrest transaction. The Company has designated the Cadia PPA as a cash flow hedge to mitigate the variability in cash flows related to approximately 40 percent of forecasted purchases of power at the Cadia mine for a 15-year period beginning in July 2024. Additionally, the Cadia PPA will provide the Company with access to large scale generation certificates which the Company intends to surrender to support achieving its greenhouse gas emission reduction targets.
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
The following table provides the fair value of the Company’s derivative instruments designated as cash flow hedges:

	At September 30, 2025	At December 31, 2024
Hedging instrument assets:
Foreign currency cash flow hedges, current (1)	$39	$—
Cadia PPA cash flow hedge, current (1)	7	—
Cadia PPA cash flow hedge, non-current (2)	144	95
Foreign currency cash flow hedges, non-current (2)	12	—
	$202	$95

Hedging instrument liabilities:
Foreign currency cash flow hedges, current (3)	$7	$135
Cadia PPA cash flow hedge, current (3)	—	1
Foreign currency cash flow hedges, non-current (4)	1	—
	$8	$136
____________________________
(1)Included in Other current assets.
(2)Included in Derivative assets.
(3)Included in Other current liabilities.
(4)Included in Other non-current liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss (gain) on cash flow hedges:
Interest rate contracts (1)	$53	$2	$56	$10
Foreign currency cash flow hedges (2)	3	—	27	—
Cadia PPA cash flow hedge (3)	2	3	5	3
	$58	$5	$88	$13
____________________________
(1)As of September 30, 2025, amounts remaining in Accumulated other comprehensive income (loss) fully relate to the interest rate contracts on the 2042 Senior Notes with the related losses to be reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net of capitalized interest over the term of the notes. A loss of $3 is expected to be reclassified into earnings over the next 12 months. The actual amounts that will be reclassified to earnings could vary upon repurchase or exchange of the related long-term debt prior to maturity.
(2)As of September 30, 2025, a gain of $25 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months. The actual amounts that will be reclassified to earnings will vary due to future foreign currency exchange rates.
(3)As of September 30, 2025, a loss of $10 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months, which includes amounts related to the initial fair value that are reclassified from Accumulated other comprehensive income (loss) to earnings on a systematic basis over the 15-year term. The actual amounts that will be reclassified to earnings will vary due to future power prices and power generation volumes.
NOTE 12     INVESTMENTS

	At September 30, 2025	At December 31, 2024
Current investments:
Marketable equity and other securities (1)	$328	$21

Non-current investments:
Marketable equity and other securities (2)(3)	$126	$309

Equity method investments:
Pueblo Viejo Mine (40%)	1,550	1,516
NuevaUnión Project (50%)	967	961
Lundin Gold (32%)	912	941
Norte Abierto Project (50%)	548	532
Greatland (20% at December 31, 2024) (1)	—	212
	3,977	4,162
	$4,103	$4,471

Non-current restricted investments: (4)
Marketable debt and other securities	$14	$15
____________________________
(1)The Company's investment in Greatland, acquired through the sale of Telfer in the fourth quarter of 2024, is included in equity method investments under the fair value option at December 31, 2024 and in current marketable equity and other equity securities at September 30, 2025 as it no longer qualifies as an equity method investment with an ownership of 10% and loss of significance influence. Refer below for further information.
(2)In the third quarter of 2025, the Company sold its investment in Orla for net proceeds of $428.
(3)At September 30, 2025 and December 31, 2024, includes $25 accounted for under the measurement alternative.
(4)Non-current restricted investments are legally pledged for purposes of settling reclamation and remediation obligations and are included in Other non-current assets. Refer to Note 6 for further information regarding these amounts.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Equity Method Investments
The following table provides the income (loss) from the Company's equity method investments, recognized in Equity income (loss) of affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pueblo Viejo (40%)	$73	$33	$132	$47
Lundin Gold (32%)	51	24	115	16
Other	(1)	3	3	1
	$123	$60	$250	$64
Pueblo Viejo
As of September 30, 2025 and December 31, 2024, the Company had outstanding stockholder loans to Pueblo Viejo of $508 and $486, with accrued interest of $50 and $19, respectively, included in the Pueblo Viejo equity method investment.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $259 and $626 for the three and nine months ended September 30, 2025, respectively, and $163 and $411 for the three and nine months ended September 30, 2024, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of September 30, 2025 or December 31, 2024.
Lundin Gold
Lundin Gold is accounted for on a quarterly lag. At September 30, 2025, the calculated fair value, based on quoted closing prices of publicly traded shares, of the Company's investment in Lundin Gold was $4,994.
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
In the second quarter of 2025, Greatland completed a corporate reorganization in which Greatland Resources Limited ("GRL") became the new holding company for Greatland and involved the cancellation of Greatland’s shares and the issuance of new shares under GRL. Concurrently, a share consolidation occurred with Greatland shareholders receiving one ordinary share in GRL for every twenty Greatland shares held. As a result, the Company’s 2.7 billion Greatland shares were converted into 134 million GRL shares. In the second quarter of 2025, the Company sold 67 million shares for $274, reducing its ownership to 10%, resulting in a gain of $68 recognized in Change in fair value of investments and options for the nine months ended September 30, 2025. The remaining 67 million shares held are accounted for as marketable equity securities and are included in current Investments with a fair value of $319 at September 30, 2025.
The equity held in GRL contains an option in which a third party has the ability to acquire 67 million shares of the Company's GRL shares at a set price exercisable for four years (the "Greatland Option"). The Greatland Option does not meet the definition of a derivative and is considered to be a financial liability, for which the Company has elected the fair value option. The Company believes the fair value option best reflects the economics of the underlying transaction. At September 30, 2025 and December 31, 2024, the Greatland Option is included in Other current liabilities and Other non-current liabilities, respectively, at a fair value of $198 and $51, respectively.
Changes in the fair value of the equity interest held in GRL and the Greatland Option are recognized through earnings each reporting period in Change in fair value of investments and options. For the three and nine months ended September 30, 2025, a gain

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
of $16 and $381 was recognized related to the equity interest held in GRL, respectively, of which $68 related to the sale in the second quarter of 2025. For the three and nine months ended September 30, 2025, a loss of $8 and $147 was recognized related to the Greatland Option, respectively.
NOTE 13     INVENTORIES

	At September 30, 2025	At December 31, 2024
Materials and supplies	$1,074	$1,081
In-process	150	118
Concentrate	189	148
Precious metals	91	76
Inventories (1)	$1,504	$1,423
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Inventories of $185, were reclassified to Assets held for sale at December 31, 2024; no amounts related to Inventories were reclassified to Assets held for sale at September 30, 2025. Refer to Note 3 for additional information.
NOTE 14     STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2025 (1)			At December 31, 2024 (1)
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$682	$262	$944	$624	$137	$761
Non-current	2,370	151	2,521	2,072	194	2,266
Total	$3,052	$413	$3,465	$2,696	$331	$3,027
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Stockpiles and ore on leach pads of $374, were reclassified to Assets held for sale at December 31, 2024; no amounts related to Stockpiles and ore on leach pads were reclassified to Assets held for sale at September 30, 2025. Refer to Note 3 for additional information.
NOTE 15     DEBT
Scheduled minimum debt repayments are as follows:

At September 30, 2025
Year Ending December 31,
2025 (for the remainder of 2025)	$—
2026	—
2027	—
2028	—
2029	269
Thereafter	5,146
Total face value of debt outstanding	5,415
Unamortized premiums, discounts, and issuance costs	(235)
Debt	$5,180
Debt Extinguishment
In the first quarter of 2025, the Company fully redeemed all of the outstanding 2026 Senior Notes for a redemption price of $957, which consisted of principal of $928, accrued and unpaid interest of $19, and a make-whole provision of $10. As a result, a loss on extinguishment of $13 was recognized in Other income (loss), net for the nine months ended September 30, 2025.
In the first and second quarters of 2025, the Company partially redeemed certain other senior notes through open market repurchases, resulting in a loss on extinguishment of $15 for the nine months ended September 30, 2025 recognized in Other income (loss), net.
Additionally in the third quarter of 2025, the Company completed a debt tender offer in which certain senior notes were partially redeemed for a total redemption price of $2,003, which consisted of principal of $1,974 and accrued and unpaid interest of $29. As a result, a loss on extinguishment of $72 was recognized in Other income (loss), net for the three and nine months ended September 30, 2025. Included in the loss on extinguishment is the acceleration of $53 loss from Accumulated other comprehensive

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
income (loss) related to previously terminated interest rate cash flow hedges.
The following table summarizes the redemptions:

	Nine Months Ended September 30, 2025
	Settled Notional Amount	Total Repurchase Amount (1)
$1,000 5.30% Senior Notes due March 2026	$928	$957
$700 2.80% Senior Notes due October 2029	369	355
$650 3.25% Senior Notes due May 2030	177	170
$1,000 2.25% Senior Notes due October 2030	623	575
$1,000 2.60% Senior Notes due July 2032	32	27
$600 5.875% Senior Notes due April 2035	83	87
$1,100 6.250% Senior Notes due October 2039	595	666
$500 5.750% Senior Notes due November 2041	182	192
$1,000 4.875% Senior Notes due March 2042	387	379
	$3,376	$3,408
____________________________
(1)Includes $51 of accrued interest and excludes $3 in third party fees.
NOTE 16     OTHER LIABILITIES

	At September 30, 2025	At December 31, 2024
Other current liabilities:
Reclamation and remediation liabilities	$927	$991
Accrued operating costs (1)	427	468
Accrued capital expenditures	235	208
Greatland Option (2)	198	—
Accrued royalties	188	165
Payables to NGM (3)	110	115
Accrued interest	72	97
Hedging instruments (Note 11)	7	136
Other (4)	336	301
	$2,500	$2,481

Other non-current liabilities:
Income and mining taxes (5)	$155	$125
Indemnification liabilities (6)	56	17
Other (2)(7)	128	146
	$339	$288
____________________________
(1)In the first quarter of 2025, the Company paid $116 to the Worsley JV related to the waiver of certain rights within the cross-operation agreement that confers priority to the bauxite operations at the Boddington mine. This payment is included in other investing activities in the Condensed Consolidated Statement of Cash Flows.
(2)The Greatland Option was acquired through the sale of Telfer in the fourth quarter of 2024 and accounted for under the fair value option. The option was included in Other non-current liabilities at December 31, 2024 for $51. Refer to Note 12 for further information.
(3)Primarily consists of amounts due to NGM representing Barrick Mining Corporation's (“Barrick”) 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are included in Other current assets.
(4)Primarily consists of the current portion of the silver streaming agreement liability.
(5)Primarily consists of unrecognized tax benefits, including penalties and interest.
(6)Primarily consists of the indemnification recognized related to the sale of CC&V. Refer to Note 3 for further information.
(7)Primarily consists of the non-current portion of operating lease liabilities.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 17     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Hedge Instruments	Other Adjustments	Total
Balance at December 31, 2024	$(193)	$98	$(95)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	125	(10)	115
(Gain) loss reclassified from accumulated other comprehensive income (loss)	88	1	89
Other comprehensive income (loss)	213	(9)	204
Balance at September 30, 2025	$20	$89	$109
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
The remediation liability for the Midnite mine site and Dawn mill site is $149, assumed 100% by Newmont, at September 30, 2025.

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
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The Australian Taxation Office (“ATO”) is conducting a limited review of the Company’s prior year tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
the Company that it believed the 2011 reorganization was subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputed this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and the Company is currently awaiting the judgment, which is expected during the fourth quarter of 2025. The Company cannot reasonably predict the outcome.
Newmont Corporation
Karas v. Newmont Corp., et al. On January 31, 2025, a putative class action lawsuit was filed against Newmont and Newmont’s Chief Executive Officer, Chief Operating Officer and then Chief Financial Officer in the United States District Court for the District of Colorado. The action was brought on behalf of an alleged class of Newmont stockholders who owned stock between February 22, 2024 and October 23, 2024 (the alleged class period). The Court appointed Lead Plaintiffs on May 6, 2025 who filed an amended complaint on July 14, 2025 adding Newmont's Chief Development Officer as a defendant and shortening the alleged class period to July 24, 2024 through October 23, 2024. Plaintiffs allege that the defendants made a series of materially false and misleading statements and/or omissions during the alleged class period regarding the Company’s operations, production, and costs in violation of federal securities laws. Plaintiffs further allege that the purported class members suffered losses and damages resulting from declines in the market value of Newmont’s common stock after the Company announced its third quarter 2024 results and updated guidance on October 23, 2024. Plaintiffs seek unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint on September 12, 2025.
Gunderson v. Palmer et al.; Levin v. Palmer et al.; Chin v. Palmer et al.; and Harris v. Palmer et al. On February 21, February 28, March 20, and April 4, 2025, respectively, purported Newmont stockholders filed putative derivative complaints nominally on behalf of Newmont against Newmont’s Chief Executive Officer, Chief Operating Officer, then Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Colorado. While the allegations and asserted claims vary among the actions, the complaints, taken collectively, generally raise similar allegations as the complaint in Karas. The complaints allege, among other things, that the defendants made a series of materially false and misleading statements and/or omissions beginning on February 22, 2024 regarding the Company's operations, production, and costs, that the Company lacked adequate internal controls and oversight over risk management, that the defendants made materially false and misleading statements in the Company’s 2024 proxy statement, and that there were improper share repurchases by the Company and stock sales by the Company’s Chief Executive Officer during the period February 22, 2024 to October 23, 2024, and assert claims under federal securities law (other than in the Chin case) and Delaware state law. Plaintiffs seek unspecified monetary damages, restitution, disgorgement and other relief, including reforms to the Company’s corporate governance. On March 19, 2025, on motion from plaintiffs in Gunderson and Levin, the court consolidated Levin into Gunderson, and appointed lead plaintiffs in the consolidated case. On May 1, 2025, on motion from plaintiffs in Gunderson, Levin, Chin, and Harris, the court consolidated Chin and Harris into Gunderson. On May 7, 2025, upon joint motion from the parties in Gunderson, the court stayed the consolidated action pending the resolutions of all motions to dismiss the operative complaint in Karas.
Willis v. Palmer et al. On May 9, 2025, a purported Newmont stockholder filed a putative derivative complaint nominally on behalf of Newmont against Newmont’s Chief Executive Officer, Chief Operating Officer, then Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Delaware. The complaint generally raises similar allegations and requests similar relief as the complaints in the District of Colorado consolidated derivative actions, described above. On May 28, 2025, upon stipulation and agreement by the parties, the court stayed the action pending the resolution of all motions to dismiss the operative complaint in Karas.
Newmont intends to vigorously defend these matters, but cannot reasonably predict the outcome of any matter.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs and other general corporate purposes. At September 30, 2025 and December 31, 2024, there were $2,040 and $2,086, respectively, of outstanding letters of credit, surety bonds and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. In September 2025, Newmont continued to be the top mining company in TIME's listing of the world's most sustainable companies. Since 2015, Newmont has been ranked as one of the mining and metal sector's top gold miners by the S&P Global Corporate Sustainability Assessment. Newmont was ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the U.S., Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, and Ghana. Our goal is to create value and improve lives through sustainable and responsible mining.
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
Divestiture of Non-Core Assets
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included CC&V, Musselwhite, Porcupine, Éléonore, Telfer, Akyem, and the Coffee development project in Canada and were presented as held for sale in the first quarter of 2024.
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, and the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025. In the third quarter of 2025, the Company entered into a definitive agreement to sell the Coffee development project, which closed in the fourth quarter of 2025 and remained designated as held for sale at September 30, 2025.
Assets classified as held for sale are recorded at the lower of the carrying value or fair value, less costs to sell and are periodically valued until sale occurs with any resulting gain or loss recognized in (Gain) loss on sale of assets held for sale. Additionally, gains or losses recognized on the completion of the sale are recognized in (Gain) loss on sale of assets held for sale.
As a result, for the three months ended September 30, 2025 a gain of $99 was recognized within (Gain) loss on sale of assets held for sale, primarily resulting from a partial reversal of a prior period write-down on assets held for sale. For the nine months ended September 30, 2025, a gain of $1,074 was recognized within (Gain) loss on sale of assets held for sale, respectively, primarily resulting from the completed sales. For the three and nine months ended September 30, 2024, a loss of $115 and $846 was recognized within (Gain) loss on sale of assets held for sale, respectively, primarily consisting of write-downs on assets held for sale.
Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on divestitures.

Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Net income (loss) from continuing operations attributable to Newmont stockholders	$1,832	$873	$959	$5,784	$1,877	$3,907
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$1.67	$0.76	$0.91	$5.20	$1.63	$3.57
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the three months ended September 30, 2025 compared to the same period in 2024, is primarily due to (i) a net increase in Sales largely due to higher average realized gold prices partially offset by the impact from divestitures, (ii) a net reduction in Costs applicable to sales largely due to the impact of divestitures, and (iii) a gain on the partial reversal of a prior period write-down on assets held for sale, compared to prior year write-downs of assets held for sale, recognized in (Gain) loss on sale of assets held for sale. This increase was partially offset by the increase in income tax expense recognized within Income and mining tax benefit (expense).
The increase in Net income (loss) from continuing operations attributable to Newmont stockholders for the nine months ended September 30, 2025, compared to the same period in 2024, is primarily due to (i) a net increase in Sales largely due to higher average realized gold prices partially offset by the impact from divestitures and (ii) a net gain on completed divestments, compared to prior year write-downs from assets held for sale, recognized in (Gain) loss on sale of assets held for sale. This increase was partially offset by the increase in income tax expense recognized within Income and mining tax benefit (expense).
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Gold	$4,669	$3,945	$724	$13,496	$10,909	$2,587
Copper	319	329	(10)	1,033	1,003	30
Silver	293	147	146	672	557	115
Lead	52	32	20	137	136	1
Zinc	191	152	39	513	425	88
	$5,524	$4,605	$919	$15,851	$13,030	$2,821

	Three Months Ended September 30, 2025
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$4,595	$302	$235	$59	$190
Provisional pricing mark-to-market	82	16	42	(6)	10
Silver streaming amortization	—	—	24	—	—
Gross after provisional pricing and streaming impact	4,677	318	301	53	200
Treatment and refining charges	(8)	1	(8)	(1)	(9)
Net	$4,669	$319	$293	$52	$191
Consolidated ounces/pounds sold (1)(2)	1,319	68	8	60	149
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$3,484	$4.43	$29.66	$0.97	$1.29
Provisional pricing mark-to-market	62	0.23	5.25	(0.09)	0.06
Silver streaming amortization	—	—	3.03	—	—
Gross after provisional pricing and streaming impact	3,546	4.66	37.94	0.88	1.35
Treatment and refining charges	(7)	0.01	(0.92)	(0.02)	(0.06)
Net	$3,539	$4.67	$37.02	$0.86	$1.29
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.

(2)For the three months ended September 30, 2025 the Company sold 31 thousand tonnes of copper, 27 thousand tonnes of lead, and 68 thousand tonnes of zinc.
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
(3)Per ounce/pound measures may not recalculate due to rounding.

	Nine Months Ended September 30, 2025
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$13,318	$982	$563	$141	$545
Provisional pricing mark-to-market	208	54	66	(1)	(2)
Silver streaming amortization	—	—	63	—	—
Gross after provisional pricing and streaming impact	13,526	1,036	692	140	543
Treatment and refining charges	(30)	(3)	(20)	(3)	(30)
Net	$13,496	$1,033	$672	$137	$513
Consolidated ounces/pounds sold (1)(2)	4,141	227	21	157	434
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$3,216	$4.33	$27.33	$0.90	$1.26
Provisional pricing mark-to-market	50	0.24	3.18	(0.01)	(0.01)
Silver streaming amortization	—	—	3.03	—	—
Gross after provisional pricing and streaming impact	3,266	4.57	33.54	0.89	1.25
Treatment and refining charges	(7)	(0.02)	(0.96)	(0.02)	(0.07)
Net	$3,259	$4.55	$32.58	$0.87	$1.18
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the nine months ended September 30, 2025 the Company sold 103 thousand tonnes of copper, 71 thousand tonnes of lead, and 197 thousand tonnes of zinc.
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
The change in consolidated Sales is due to:

	Three Months Ended September 30,
	2025 vs. 2024 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$1,350	$42	$87	$(1)	$10
Increase (decrease) in consolidated ounces/pounds sold	(626)	(33)	61	21	19
Decrease (increase) in treatment and refining charges	—	(19)	(2)	—	10
	$724	$(10)	$146	$20	$39

	Nine Months Ended September 30,
	2025 vs. 2024 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$3,894	$50	$179	$(11)	$(3)
Increase (decrease) in consolidated ounces/pounds sold	(1,323)	(59)	(71)	13	65
Decrease (increase) in treatment and refining charges	16	39	7	(1)	26
	$2,587	$30	$115	$1	$88
____________________________
(1)Included in the change in consolidated Sales is the impact relating to the divested sites which resulted in a decrease for the three and nine months ended September 30, 2025 compared to the same periods in 2024, of $646 and $1,403, respectively.
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Gold	$1,563	$1,892	$(329)	$5,009	$5,359	$(350)
Copper	141	199	(58)	451	521	(70)
Silver	96	75	21	218	282	(64)
Lead	33	26	7	75	88	(13)
Zinc	118	118	—	305	322	(17)
	$1,951	$2,310	$(359)	$6,058	$6,572	$(514)
The decrease in Costs applicable to sales for the three and nine months ended September 30, 2025, compared to the same periods in 2024, is primarily due to the impact from the divested sites, which resulted in a decrease of $390 and $939, respectively.
Excluding the impact of divestitures, Costs applicable to sales increased for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher worker's participation at Peñasquito and Yanacocha and higher third-party royalties largely at Peñasquito.
Excluding the impact of divestitures, Costs applicable to sales increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher third-party royalties largely at Ahafo, higher contracted service costs at NGM, Yanacocha, and Cadia, and higher worker's participation costs at Peñasquito and Yanacocha.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, refer to Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
Gold	$481	$473	$8	$1,405	$1,423	$(18)
Copper	45	62	(17)	147	162	(15)
Silver	38	32	6	95	117	(22)
Lead	13	10	3	33	36	(3)
Zinc	41	43	(2)	118	114	4
Other	25	11	14	58	35	23
	$643	$631	$12	$1,856	$1,887	$(31)
Depreciation and amortization expense for the three and nine months ended September 30, 2025 was generally in line with the same periods in 2024.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.
General and administrative expense was $86 and $113 during the three months ended September 30, 2025, and 2024, respectively, and $291 and $314 during the nine months ended September 30, 2025 and 2024, respectively. The decrease during the three and nine months ended September 30, 2025, compared to the same periods in 2024, is primarily due to lower labor costs and lower consulting charges.
Interest expense, net of capitalized interest was $52 and $86 during the three months ended September 30, 2025 and 2024, respectively, and $196 and $282 during the nine months ended September 30, 2025 and 2024, respectively. The decrease during the three and nine months ended September 30, 2025, compared to the same periods in 2024, is primarily due to the reduction in Debt, which was driven by a $2 billion debt tender for the partial redemption of certain senior notes, the full redemption of the outstanding 2026 Senior Notes, and the partial redemption of certain other senior notes, and an increase in capitalized interest. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
Income and mining tax expense (benefit) was $787 and $244 during the three months ended September 30, 2025 and 2024, respectively, and $2,526 and $695 during the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i)

variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended September 30,
	2025			2024
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$465	19%	$89	$184	22%	$41
CC&V	—	—	—	32	22	7
Corporate & Other	(183)	20	(36)	(265)	43	(115)
Total US	282	19	53	(49)	137	(67)
Australia	776	32	246	453	30	135
Ghana	244	37	91	277	41	113
Suriname	31	26	8	(4)	25	(1)
Peru	335	47	156	64	94	60
Canada	211	21	45	213	24	51
Mexico	393	42	164	37	(62)	(23)
Argentina	57	—	—	(1)	—	—
Papua New Guinea	200	31	61	63	29	18
Other Foreign	(22)	(14)	3	6	50	3
Rate adjustments (2)	—	N/A	(40)	—	N/A	(45)
Consolidated (3)	$2,507	31%	$787	$1,059	23%	$244
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

	Nine Months Ended September 30,
	2025			2024
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$1,011	19%	$191	$477	16%	$75
CC&V	(161)	48	(77)	(38)	21	(8)
Corporate & Other	42	(33)	(14)	(376)	19	(72)
Total US	892	11	100	63	(8)	(5)
Australia	2,231	30	673	1,227	34	418
Ghana	1,578	31	491	676	36	246
Suriname	115	26	30	26	8	2
Peru	691	48	330	122	57	69
Canada	813	42	342	(163)	45	(74)
Mexico	1,100	43	476	244	(7)	(17)
Argentina	3	—	—	(31)	—	—
Papua New Guinea	684	30	207	345	31	106
Other Foreign	(11)	(64)	7	14	21	3
Rate adjustments (2)	—	N/A	(130)	—	N/A	(53)
Consolidated (3)	$8,096	31%	$2,526	$2,523	28%	$695
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
Results of Consolidated Operations
Newmont has developed gold equivalent ounce ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead, and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

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

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	145	213	$1,309	$867	$304	$249	$1,541	$1,043
Brucejack	79	89	$1,184	$970	$687	$689	$1,763	$1,197
Red Chris	15	9	$1,492	$2,228	$430	$723	$2,037	$2,633
Peñasquito	88	63	$956	$985	$370	$396	$1,133	$1,224
Merian	47	58	$1,722	$1,795	$382	$374	$2,255	$2,153
Cerro Negro	68	60	$1,375	$1,535	$557	$532	$1,776	$1,878
Yanacocha	152	93	$769	$1,072	$193	$255	$868	$1,285
Boddington	146	137	$1,268	$1,098	$242	$203	$1,524	$1,398
Tanami	100	102	$1,158	$979	$324	$299	$1,748	$1,334
Cadia	97	115	$820	$723	$306	$271	$1,188	$1,078
Lihir	129	129	$1,468	$1,619	$360	$292	$1,810	$1,883
NGM	251	242	$1,241	$1,311	$450	$420	$1,502	$1,675
Divested (3)
CC&V	—	38	$—	$1,416	$—	$85	$—	$1,712
Musselwhite	—	52	$—	$993	$—	$—	$—	$1,574
Porcupine	—	67	$—	$1,114	$—	$31	$—	$1,451
Éléonore	—	54	$—	$1,344	$—	$—	$—	$1,924
Telfer (4)	—	6	$—	N.M.	$—	N.M.	$—	N.M.
Akyem	—	47	$—	$2,051	$—	$214	$—	$2,230
Total/Weighted-Average (5)	1,317	1,574	$1,185	$1,207	$383	$308	$1,566	$1,611
Merian (25%)	(12)	(15)
Attributable to Newmont	1,305	1,559

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (6)	29	32	$1,514	$2,231	$437	$724	$2,007	$2,714
Peñasquito (7)	209	229	$1,074	$990	$400	$382	$1,289	$1,286
Boddington (8)	25	48	$1,112	$1,017	$217	$197	$1,319	$1,168
Cadia (9)	96	120	$779	$685	$310	$272	$1,143	$880
Divested (3)
Telfer (4)(10)	—	1	$—	N.M.	$—	N.M.	$—	N.M.
Total/Weighted-Average (5)	359	430	$1,045	$1,015	$370	$358	$1,370	$1,338

Copper	(tonnes in thousands)
Red Chris (6)	7	6
Boddington (8)	6	9
Cadia (9)	22	21
Divested (3)
Telfer (10)	—	1
Total/Weighted-Average	35	37

Lead	(tonnes in thousands)
Peñasquito (7)	26	19

Zinc	(tonnes in thousands)
Peñasquito (7)	59	58

Attributable gold from equity method investments (11)	(ounces in thousands)
Pueblo Viejo (40%)	72	66
Fruta del Norte (32%)	44	43
Attributable to Newmont	116	109
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. At September 30, 2025, all operating sites previously classified as held for sale were divested and as a result, the comparative results of these operations are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(4)During the second quarter of 2024, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter of 2024, but as a result of the temporary suspension of production, per ounce metrics are not meaningful ("N.M.").
(5)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(6)For the three months ended September 30, 2025 and 2024, Red Chris produced 14 million and 13 million pounds of copper, respectively.
(7)For the three months ended September 30, 2025, Peñasquito produced 7 million ounces of silver, 57 million pounds of lead and 129 million pounds of zinc. For the three months ended September 30, 2024, Peñasquito produced 7 million ounces of silver, 43 million pounds of lead and 127 million pounds of zinc.
(8)For the three months ended September 30, 2025 and 2024, Boddington produced 12 million and 19 million pounds of copper, respectively.
(9)For the three months ended September 30, 2025 and 2024, Cadia produced 46 million and 48 million pounds of copper, respectively.
(10)For the three months ended September 30, 2024, Telfer produced 1 million pounds of copper.
(11)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Ahafo	547	587	$1,174	$900	$262	$275	$1,395	$1,057
Brucejack	170	186	$1,540	$1,302	$819	$777	$2,094	$1,642
Red Chris	44	24	$1,360	$1,411	$387	$436	$1,759	$1,882
Peñasquito	359	172	$862	$888	$380	$363	$1,048	$1,112
Merian	162	195	$1,691	$1,504	$336	$315	$2,062	$1,926
Cerro Negro (3)	138	160	$1,764	$1,393	$663	$519	$2,408	$1,725
Yanacocha	388	262	$857	$1,015	$223	$289	$1,041	$1,207
Boddington	419	426	$1,237	$1,043	$229	$191	$1,495	$1,289
Tanami	268	291	$1,178	$968	$333	$303	$1,707	$1,256
Cadia	304	354	$806	$664	$319	$261	$1,158	$1,044
Lihir	453	451	$1,244	$1,179	$310	$252	$1,559	$1,416
NGM	706	759	$1,367	$1,234	$449	$410	$1,680	$1,645
Divested (4)
CC&V	28	101	$1,397	$1,391	$62	$99	$1,684	$1,715
Musselwhite	33	155	$1,040	$1,050	$—	$119	$1,531	$1,570
Porcupine	55	219	$1,300	$1,076	$19	$158	$1,810	$1,422
Éléonore	50	171	$1,104	$1,398	$—	$125	$1,403	$1,914
Telfer (5)	—	51	$—	$2,996	$—	$212	$—	$3,823
Akyem	43	163	$2,358	$1,491	$62	$300	$2,664	$1,716
Total/Weighted-Average (6)	4,167	4,727	$1,210	$1,138	$353	$310	$1,605	$1,537
Merian (25%)	(40)	(49)
Attributable to Newmont	4,127	4,678

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Red Chris (7)	94	95	$1,364	$1,372	$393	$421	$1,738	$1,885
Peñasquito (8)	623	785	$946	$905	$389	$348	$1,177	$1,175
Boddington (9)	89	152	$1,152	$994	$220	$189	$1,375	$1,166
Cadia (10)	293	355	$772	$609	$320	$260	$1,129	$977
Divested (4)
Telfer (5)(11)	—	9	$—	$2,795	$—	$226	$—	$3,811
Total/Weighted-Average (6)	1,099	1,396	$954	$887	$358	$314	$1,283	$1,225

Copper	(tonnes in thousands)
Red Chris (7)	21	17
Boddington (9)	20	28
Cadia (10)	65	64
Divested (4)
Telfer (11)	—	2
Total/Weighted-Average	106	111

Lead	(tonnes in thousands)
Peñasquito (8)	75	67

Zinc	(tonnes in thousands)
Peñasquito (8)	185	181

Attributable gold from equity method investments (12)	(ounces in thousands)
Pueblo Viejo (40%)	184	173
Fruta del Norte (32%) (13)	125	99
Attributable to Newmont	309	272
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
(4)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. At September 30, 2025, all operating sites previously classified as held for sale were divested and as a result, the comparative results of these operations are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(5)During the second quarter of 2024, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter of 2024.
(6)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(7)For the nine months ended September 30, 2025 and 2024, Red Chris produced 46 million and 38 million pounds of copper, respectively.
(8)For the nine months ended September 30, 2025, Peñasquito produced 21 million ounces of silver, 165 million pounds of lead and 407 million pounds of zinc. For the nine months ended September 30, 2024, Peñasquito produced 24 million ounces of silver, 148 million pounds of lead and 398 million pounds of zinc.
(9)For the nine months ended September 30, 2025 and 2024, Boddington produced 43 million and 61 million pounds of copper, respectively.
(10)For the nine months ended September 30, 2025 and 2024, Cadia produced 142 million and 142 million pounds of copper, respectively.
(11)For the nine months ended September 30, 2024, Telfer produced 4 million pounds of copper.
(12)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(13)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc., and is accounted for as an equity method investment on a quarter lag. Due to the quarter lag, comparative results of operations are not meaningful for the nine months ended September 30, 2025.
Three Months Ended September 30, 2025 Compared to 2024
Ahafo, Ghana. Gold production decreased 32% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 51% primarily as a result of lower gold ounces sold. Depreciation and amortization per gold ounce increased 22% primarily due to lower gold ounces sold and lower depreciation rates as a result of lower underground ounces mined. All-in sustaining costs per gold ounce increased 48% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Brucejack, Canada. Gold production decreased 11% primarily due to lower ore grade milled and a buildup of in-circuit inventory in the current year compared to a drawdown in the prior year, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold, higher labor costs, and higher contracted services costs. Depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce increased 47% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Red Chris, Canada. Gold production increased 67% primarily due to higher ore grade milled. Gold equivalent ounces - other metals production decreased 9% primarily as a result of a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 19%, partially offset by higher other metals produced of 10% as a result of higher ore grade milled. Costs applicable to sales per gold ounce decreased 33% primarily due to higher gold ounces sold and no inventory write-downs in the current year compared to inventory write-downs in the prior year, partially offset by higher direct costs as a result of higher waste stripping and more direct costs allocated to gold as a result of the GEO pricing change. Costs applicable to sales per gold equivalent ounce – other metals sold decreased 32% primarily due to lower allocation of costs to gold equivalent ounces - other metals as a result of the GEO price change and no inventory write-downs in the current year compared to inventory write-downs in the prior year, partially offset by higher direct costs as a result of higher waste stripping. Depreciation and amortization per gold ounce decreased 41% primarily due to higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals decreased 40% primarily due to no inventory write-downs in the current year compared to inventory write-downs in the prior year. All-in sustaining costs per gold ounce decreased 23% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals decreased 26% primarily due to lower costs applicable to sales per gold equivalent ounce - other metals and lower sustaining capital spend.
Peñasquito, Mexico. Gold production increased 40% primarily due to higher mill throughput and higher ore grade milled as a result of mine sequencing. Gold equivalent ounces - other metals production decreased 9% primarily as a result of a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 21%, partially offset by higher other metals produced of 12% as a result of higher throughput and higher ore grade milled. Costs applicable to sales per gold ounce were generally in line with the prior year with higher royalties and workers participation costs largely offset by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 8% primarily due to higher workers participation costs and higher royalties, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change, and higher gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce decreased 7% primarily due to higher gold ounces sold. Depreciation and amortization per gold equivalent ounces – other metals were generally in line with the prior year. All-in sustaining costs per gold ounce decreased 7% primarily due to higher gold ounces sold. All-in sustaining costs per gold equivalent ounce – other metals were generally in line with the prior year.
Merian, Suriname. Gold production decreased 19% primarily due to a higher buildup of in-circuit inventory in the current year and lower mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year as lower direct operating costs were offset by lower sales. Depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce were generally in line the prior year.
Cerro Negro, Argentina. Gold production increased 13% primarily due to higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce decreased 10% primarily due to higher by-product credits in the current year and lower contracted services costs, partially offset by higher third-party royalties. Depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce decreased 5% primarily lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Yanacocha, Peru. Gold production increased 63% primarily due to higher leach pad production from injection leaching that continued to result in higher gold production. Costs applicable to sales per gold ounce decreased 28% primarily due to higher gold ounces sold, partially offset by higher materials costs as a result of higher leaching activity, higher workers participation costs and higher third-party royalties. Depreciation and amortization per gold ounce decreased 24% primarily due to higher gold ounces sold, partially offset by higher depreciation rates as a result of higher ounces mined. All-in sustaining costs per gold ounce decreased 32% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.
Boddington, Australia. Gold production increased 7% primarily due to higher mill throughput, partially offset by lower ore grade milled. Gold equivalent ounces – other metals production decreased 48% primarily due to lower other metals produced of 37% as a result of lower ore grade milled, as well as the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 11%. Costs applicable to sales per gold ounce increased 15% primarily due to higher allocation of direct costs to gold as a result of higher gold ounces produced and the GEO price change and higher third-party royalties. Costs applicable to sales per gold equivalent ounce – other metals sold increased 9% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct cost to gold equivalent ounces - other metals as a result of lower gold equivalent ounces - other metals produced and the GEO price change. Depreciation and amortization per gold ounce increased 19% primarily due to higher allocation of direct costs to gold as a result of higher gold ounces produced and the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 10% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct cost to gold equivalent ounces - other metals as a result of lower gold equivalent ounces - other metals produced and the GEO price change. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 13% primarily due to higher costs applicable to sales per gold equivalent ounce.
Tanami, Australia. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 18% primarily due to a drawdown of stockpile inventory in the current year compared to a buildup in the prior year and higher third-party royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce increased 8% primarily due to higher depreciation rates as a result of asset additions, partially offset by higher gold ounces sold. All-in sustaining costs increased 31% primarily due to higher sustaining capital spend and higher costs applicable to sales.
Cadia, Australia. Gold production decreased 16% primarily due to lower ore grade milled. Gold equivalent ounces – other metals production decreased 20% primarily as a result of the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced. Costs applicable to sales per gold ounce increased 13% primarily due to lower gold ounces sold and higher allocation of direct costs to gold as a result of the GEO price change, partially offset by higher by-product credits. Costs applicable to sales per gold equivalent ounce – other metals sold increased 14% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change and higher by-product credits. Depreciation and amortization per gold ounce increased 13% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 14% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 30% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital spend.
Lihir, Papua New Guinea. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce decreased 9% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce increased 23% primarily due to higher non-cash inventory costs per unit from ore processed from stockpiles, partially offset by higher gold ounces sold. All-in sustaining costs per gold ounce were generally in line with the prior year.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 7% primarily due to lower gold ounces sold at Carlin and a drawdown of stockpile inventory at Cortez, partially offset by higher gold ounces sold at Cortez and Turquoise Ridge. All-in sustaining costs per gold ounce decreased 10% primarily due to lower sustaining capital spend at Carlin, partially offset by higher costs applicable to sales per gold ounce.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 9% primarily due to higher mill throughput. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Fruta del Norte, Ecuador. Attributable gold production was generally in line with the prior year. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Nine Months Ended September 30, 2025 Compared to 2024
Ahafo, Ghana. Gold production decreased 7% primarily due to lower ore grade milled, partially offset by higher mill throughput and a drawdown of in-circuit inventory compared to a buildup in the prior year. Costs applicable to sales per gold ounce increased 30% primarily due to higher third-party royalties, higher community development costs, and lower gold ounces sold, partially offset by a lower drawdown of stockpile inventory. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 32% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Brucejack, Canada. Gold production decreased 9% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 18% primarily due to lower gold ounces sold, higher labor costs and third-party royalties, partially offset by higher by-product credits. Depreciation and amortization per gold ounce increased 5% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 28% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Red Chris, Canada. Gold production increased 83% primarily due to higher ore grade milled. Gold equivalent ounces - other metals production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Costs applicable to sales per gold equivalent ounce – other metals sold were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 11% primarily due to higher gold ounces sold, partially offset by higher depreciation rates as a result of higher gold ounces mined. Depreciation and amortization per gold equivalent ounce – other metals decreased 7% primarily due to no inventory write-downs in the current year compared to inventory write-downs in the prior year. All-in sustaining costs per gold ounce decreased 7% primarily due to higher gold ounces sold. All-in sustaining costs per gold equivalent ounce – other metals decreased 8% primarily due to lower sustaining capital spend and lower treatment and refining costs.
Peñasquito, Mexico. Gold production increased 109% primarily due to higher ore grade milled as a result of mine sequencing, higher mill recovery and higher throughput, partially offset by a higher buildup of in-circuit inventory. Gold equivalent ounces - other metals production decreased 21% primarily as a result of a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced. Costs applicable to sales per gold ounce were generally in line with the prior year. Costs applicable to sales per gold equivalent ounce – other metals were generally in line with the prior year. Depreciation and amortization per gold ounce were generally in line with the prior year. Depreciation and amortization per gold equivalent ounces – other metals increased 12% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower depreciation rates as a result of lower gold equivalent ounces - other metals mined. All-in sustaining costs per gold ounce decreased 6% primarily due to lower sustaining capital spend and higher gold ounces sold. All-in sustaining costs per gold equivalent ounce – other metals were generally in line with the prior year.
Merian, Suriname. Gold production decreased 17% primarily due to lower mill throughput and a buildup of in-circuit inventory compared to a drawdown in the prior year. Costs applicable to sales per gold ounce increased 12% primarily due to lower gold ounces sold and higher third-party royalties, partially offset by lower labor costs. Depreciation and amortization per gold ounce increased 7% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 7% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 14% primarily due to lower mill throughput as a result of the Cerro Negro shutdowns and lower ore grade milled. Costs applicable to sales per gold ounce increased 27% primarily due to lower gold ounces sold and higher labor costs, partially offset by lower inventory write-downs in the current year compared to the prior year and higher by-product credits. Depreciation and amortization per gold ounce increased 28% primarily due to lower gold ounces sold and lower depreciation rates as a result of lower gold ounces mined. All-in sustaining costs per gold ounce increased 40% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Yanacocha, Peru. Gold production increased 48% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce decreased 16% primarily due to higher gold ounces sold and a buildup of leach pad inventory in the current year compared to a drawdown in the prior year, partially offset by higher workers participation costs, higher materials costs as a result of increased injection leaching, and higher third-party royalties. Depreciation and amortization per gold ounce decreased 23% primarily due to higher gold ounces sold and higher depreciation rates as a result of higher ounces mined. All-in sustaining costs per gold ounce decreased 14% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend, partially offset by higher other expense related to the Yanacocha discharge event during the second quarter of 2025, and higher reclamation costs.
Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production decreased 41% primarily due to lower other metals produced of 28% as a result of lower ore grade milled, as well as the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 13%. Costs applicable to sales per gold ounce increased 19% primarily due to higher allocation of direct costs to gold as a result of the GEO price change and higher royalties. Costs applicable to sales per gold equivalent ounce – other metals sold increased 16%

primarily due to lower gold equivalent ounces - other metals sold and higher royalties, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of lower gold equivalent ounces - other metals produced and the GEO price change. Depreciation and amortization per gold ounce increased 20% primarily due to higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 16% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower depreciation rates as a result of lower gold equivalent ounces - other metals mined. All-in sustaining costs per gold ounce increased 16% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend, partially offset by lower treatment and refining costs. All-in sustaining costs per gold equivalent ounce – other metals increased 18% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend, partially offset by lower treatment and refining costs.
Tanami, Australia. Gold production decreased 8% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold, a drawdown of stockpile inventory in the current year compared to a buildup in the prior year, and higher third-party royalties. Depreciation and amortization per gold ounce increased 10% primarily due to lower gold ounces sold. All-in sustaining costs increased 36% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce.
Cadia, Australia. Gold production decreased 14% primarily due to lower ore grade milled, partially offset by higher mill throughput. Gold equivalent ounces – other metals production decreased 17% primarily as a result of the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced. Costs applicable to sales per gold ounce increased 21% primarily due to lower gold ounces sold, higher royalties, and higher allocation of direct costs to gold as a result of the GEO price change, partially offset by higher by-product credits. Costs applicable to sales per gold equivalent ounce – other metals sold increased 27% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change and higher by-product credits. Depreciation and amortization per gold ounce increased 22% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 23% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend and lower treatment and refining costs. All-in sustaining costs per gold equivalent ounce – other metals increased 16% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital spend and lower treatment and refining costs.
Lihir, Papua New Guinea. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 6% primarily due to higher inventory costs per unit from ore processed from stockpiles and higher royalties. Depreciation and amortization per gold ounce increased 23% primarily due to higher non-cash inventory costs per unit from ore processed from stockpiles. All-in sustaining costs per gold ounce increased 10% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce.
NGM, U.S. Attributable gold production decreased 7% primarily due to lower mill throughput at Carlin and lower leach pad production at Cortez and Carlin, partially offset by higher mill throughput at Turquoise Ridge and Cortez. Costs applicable to sales per gold ounce increased 11% primarily due to higher waste capitalization in the prior year as a result of a new open pit at Carlin which declared commercial production during the third quarter of 2024, higher contracted services costs and lower gold ounces sold at Carlin, partially offset by higher gold ounces sold at Turquoise Ridge. Depreciation and amortization per gold ounce increased 10% primarily due to lower gold ounces sold at Carlin, partially offset by higher gold ounces sold at Turquoise Ridge. All-in sustaining costs per gold ounce were generally in line with the prior year.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 6% primarily due to a higher build up of in-circuit inventory in the prior year and higher mill throughput, partially offset by lower ore grade milled. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.

Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. Approximately 61% and 60% of Costs applicable to sales were paid in currencies other than the USD during both the three and nine months ended September 30, 2025, as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Australian Dollar	27%	27%
Canadian Dollar	8%	10%
Mexican Peso	10%	8%
Papua New Guinean Kina	6%	6%
Argentine Peso	4%	4%
Surinamese Dollar	3%	3%
Peruvian Sol	3%	2%
Ghanaian Cedi	—%	—%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales at sites by $36 and $34 per gold ounce during the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively, primarily due to currency devaluation in Argentina and Suriname.
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales per gold equivalent ounce by $2 during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to currency devaluation in Australia. Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales per gold equivalent ounce by $25 during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to currency devaluation in Mexico.
At September 30, 2025, the Company held AUD- and CAD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures to be incurred between October 2024 and December 2026 at certain sites, respectively. The unrealized changes in fair value for the fixed forward contracts are recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings through Costs applicable to sales. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.
Hyperinflationary Economies
Hyperinflationary economies are defined by the International Monetary Fund ("IMF") as economies in which the projected three-year cumulative inflation exceeds 100%. At September 30, 2025, hyperinflationary economies in which the Company held operations included Ghana, Argentina, and Suriname.
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
As of September 30, 2025, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At September 30, 2025, the Company had $5,639 of Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At September 30, 2025, $1,761 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD-denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At September 30, 2025, $1,493 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At September 30, 2025, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information on our Debt.

Our financial position was as follows:

	At September 30, 2025	At December 31, 2024
Cash and cash equivalents	$5,639	$3,619
Cash and cash equivalents included in assets held for sale (1)	—	45
Available borrowing capacity on revolving credit facilities	4,000	4,000
Total liquidity	$9,639	$7,664
Net debt (2)	$12	$5,308
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. At September 30, 2025, no amounts relating to Cash and cash equivalents and restricted cash remained in Assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.
(2)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$6,713	$3,807
Net cash provided by (used in) investing activities of continuing operations	$1,386	$(2,154)
Net cash provided by (used in) financing activities	$(6,207)	$(1,746)
Net cash provided by (used in) operating activities of continuing operations had an increase in cash provided of $2,906 during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a net increase in Sales largely resulting from higher average realized gold prices in 2025 and payment of $291 made in the first quarter of 2024 for stamp duty tax related to the Newcrest transaction with no similar transaction in 2025, partially offset by higher cash taxes paid in 2025.
Net cash provided by (used in) investing activities had an increase in cash provided of $3,540 during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the sales of the non-core assets in 2025, including net proceeds received of $2,789 and a reduction in capital expenditures of $295 as a result of the divestments, as well as an increase in proceeds received from the sale of investments. Refer to Notes 3 and 12 to the Condensed Consolidated Financial Statements for additional information, respectively.
Net cash provided by (used in) financing activities had an increase in cash used of $4,461 during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher redemptions of debt and repurchases of common stock in 2025. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on our Debt transactions.
Capital Resources
In October 2025, the Board declared a dividend of $0.25 per share. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.
In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to provide returns to stockholders, provided that the aggregate value of shares of common stock repurchased under the new program does not exceed $1 billion; this program has been completed. In October 2024, the Board of Directors authorized an additional $2 billion stock repurchase program to repurchase shares of outstanding common stock; this program has been completed. In July 2025, the Board of Directors authorized an additional $3 billion stock repurchase program to repurchase shares of outstanding common stock.
The program will be executed at the Company’s discretion, permits shares to be repurchased under a variety of methods, has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled total trades of common stock repurchases under the previously authorized programs of $3,300, of which $1,875 was repurchased during the nine months ended September 30, 2025.

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
For the nine months ended September 30, 2025 and 2024, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2025			2024
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Ahafo	$269	$100	$369	$201	$72	$273
Brucejack	—	77	77	2	50	52
Red Chris	71	46	117	76	49	125
Peñasquito	—	82	82	—	90	90
Merian	—	42	42	—	64	64
Cerro Negro	35	79	114	90	45	135
Yanacocha	8	7	15	39	15	54
Boddington	—	102	102	—	91	91
Tanami	270	122	392	229	69	298
Cadia	213	199	412	187	213	400
Lihir	3	114	117	62	77	139
NGM	104	186	290	69	278	347
Corporate and Other	—	10	10	—	15	15
Divested (1)
CC&V	—	5	5	—	20	20
Musselwhite	—	14	14	—	74	74
Porcupine	28	26	54	97	62	159
Éléonore	—	12	12	—	77	77
Telfer	—	—	—	12	27	39
Akyem	—	9	9	1	19	20
Accrual basis	$1,001	$1,232	2,233	$1,065	$1,407	2,472
Decrease (increase) in non-cash adjustments			(6)			55
Cash basis			$2,227			$2,527
____________________________
(1)Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
For the nine months ended September 30, 2025, development projects primarily included Ahafo North, Tanami Expansion 2, Cadia Panel Caves, Red Chris Block Caves, Cerro Negro expansion projects, and the Goldrush Complex at NGM. Development capital costs (excluding capitalized interest) on our near-term capital projects of Tanami Expansion 2, Ahafo North project, and Cadia Panel Caves projects since approval were $1,235, $858, and $437, respectively, of which $215, $242, and $189 related to the nine months ended September 30, 2025, respectively.
For the nine months ended September 30, 2024, development projects primarily included Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Cadia Block Caves, Phase 14A Wall construction at Lihir, Ahafo North, and the Goldrush Complex at NGM.
The Company will from time to time enter into hedging relationships to mitigate variability in development capital spend denominated in foreign currency. The Company has entered into A$1,611 AUD-denominated fixed forward contracts, designated as foreign currency cash flow hedges, to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures related to the construction and development phase of the Tanami Expansion 2, Cadia Panel Caves, and Cadia Tailings projects expected to be incurred between October 2024 and December 2026. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.
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
In 2025, the Company completed debt extinguishments comprised of (i) a $2 billion debt tender consisting of partial redemptions of certain senior notes, (ii) the full redemption of the outstanding 2026 Senior Notes, and (iii) the partial redemptions of certain other senior notes through open market repurchases. As a result of these redemptions, the company recognized a loss on extinguishment of $72 and $100 for the three and nine months ended September 30, 2025, respectively, recognized in Other income (loss), net.
Debt Covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for information regarding our debt covenants. At September 30, 2025, we were in compliance with all existing debt covenants and provisions related to potential defaults.
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
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $185 and $181 at September 30, 2025 and December 31, 2024, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at September 30, 2025 and December 31, 2024.

	At September 30, 2025		At December 31, 2024
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$22,389	$15,265	$19,387	$12,147
Non-current intercompany assets	$915	$440	$531	$470
Current intercompany liabilities	$28,088	$1,505	$19,964	$1,564
Current external debt	$—	$—	$924	$—
Non-current intercompany liabilities	$250	$—	$540	$—
Non-current external debt	$5,173	$—	$7,546	$—
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

At September 30, 2025, Newmont USA had guaranteed $5,116 of the $5,173 in total Obligor Group external debt. Under the terms of the subsidiary guarantees, holders of Newmont’s securities subject to such subsidiary guarantees will not be required to exercise their remedies against Newmont before they proceed directly against Newmont USA.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at September 30, 2025, Newmont USA guaranteed $600 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At September 30, 2025, (i) Newmont’s total consolidated indebtedness was approximately $5,651, none of which was secured (other than $471 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $7,324 of total liabilities (including trade payables, but excluding intercompany and external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 15 to the Condensed Consolidated Financial Statements.
Contractual Obligations
As of September 30, 2025, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2024. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 21, 2025, for information regarding our contractual obligations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Newmont stockholders	$1,832	$922	$5,784	$1,945
Net income (loss) attributable to noncontrolling interests	11	2	36	15
Net (income) loss from discontinued operations	—	(49)	—	(68)
Equity loss (income) of affiliates	(123)	(60)	(250)	(64)
Income and mining tax expense (benefit)	787	244	2,526	695
Depreciation and amortization	643	631	1,856	1,887
Interest expense, net of capitalized interest	52	86	196	282
EBITDA	3,202	1,776	10,148	4,692
Adjustments:
(Gain) loss on sale of assets held for sale (1)	(99)	115	(1,074)	846
Change in fair value of investments and options (2)	(38)	(17)	(480)	(39)
Restructuring and severance (3)	87	5	111	20
(Gain) loss on debt extinguishment (4)	72	(15)	100	(29)
Impairment charges (5)	39	18	63	39
Reclamation and remediation charges (6)	41	33	41	39
(Gain) loss on asset and investment sales (7)	6	28	13	(36)
Newcrest transaction and integration costs (8)	2	17	(4)	62
Settlement costs (9)	(2)	7	1	33
Other (10)	(1)	—	16	—
Adjusted EBITDA	$3,309	$1,967	$8,935	$5,627
____________________________
(1)Primarily consists of the gain on the sales of certain non-core assets in 2025 and the write-downs on assets held for sale in 2024; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(2)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities in 2025 and 2024; included in Other income (loss), net.
(3)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net. Refer to Note 7 to the Condensed Consolidated Financial Statements for further information.
(4)Represents the gains and losses on debt redemptions incurred in 2025 and 2024; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(5)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(6)Represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
(7)Primarily represents gains and losses related to the sale of certain assets and investments in 2025 and 2024; included in Other income (loss), net.
(8)Represents costs incurred related to the Newcrest transaction; included in Other expense, net. In 2025, includes a gain recognized on the reduction of the stamp duty tax liability incurred as a result of the Newcrest transaction.
(9)Primarily consists of litigation expenses and other settlements in 2025 and wind-down and demobilization costs related to the French Guiana project in 2024; included in Other expense, net.
(10)Primarily consists of costs incurred related to transition service agreements for divested reportable segments in 2025; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.

Adjusted Net Income (Loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$1,832	$1.67	$1.67	$5,784	$5.21	$5.20
Adjustments:
(Gain) loss on sale of assets held for sale (2)	(99)	(0.09)	(0.09)	(1,074)	(0.97)	(0.96)
Change in fair value of investments and options (3)	(38)	(0.03)	(0.03)	(480)	(0.43)	(0.43)
Restructuring and severance (4)	85	0.08	0.07	109	0.10	0.10
(Gain) loss on debt extinguishment (5)	72	0.06	0.06	100	0.09	0.09
Impairment charges (6)	39	0.03	0.03	62	0.06	0.06
Reclamation and remediation charges (7)	41	0.04	0.04	41	0.04	0.04
(Gain) loss on asset and investment sales (8)	6	—	—	13	0.01	0.01
Newcrest transaction and integration costs (9)	2	—	—	(4)	—	—
Settlement costs (10)	(2)	—	—	1	—	—
Other (11)	(1)	—	—	16	0.01	0.01
Tax effect of adjustments (12)	(36)	(0.02)	(0.02)	334	0.31	0.30
Valuation allowance and other tax adjustments (13)	(18)	(0.02)	(0.02)	(21)	(0.03)	(0.03)
Adjusted net income (loss)	$1,883	$1.72	$1.71	$4,881	$4.40	$4.39

Weighted average common shares (millions): (14)		1,097	1,100		1,111	1,113
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Primarily consists of the gain on the divestments of certain non-core assets; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(3)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Other income (loss), net.
(4)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net. Refer to Note 7 to the Condensed Consolidated Financial Statements for further information. Amounts are presented net of Net loss (income) attributable to noncontrolling interests of $(2) and $(2), respectively.
(5)Represents the loss on debt redemptions; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(6)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net. Amounts are presented net of Net loss (income) attributable to noncontrolling interests of $— and $(1), respectively.
(7)Represents revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
(8)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(9)Represents costs incurred related to the Newcrest transaction and includes a gain related to reduction of the stamp duty tax liability; included in Other expense, net.
(10)Primarily consists of litigation expenses and other settlements; included in Other expense, net.
(11)Primarily consists of costs incurred related to transition service agreements for divested reportable segments; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(12)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (11), as described above, and are calculated using the applicable regional tax rate.
(13)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and nine months ended September 30, 2025 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(21) and $(72), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(72) and $(69), net reductions to the reserve for uncertain tax positions of $4 and $(2), and other tax adjustments of $71 and $122. For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
(14)Adjusted net income (loss) per diluted share is calculated using diluted common shares in accordance with GAAP.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$922	$0.80	$0.80	$1,945	$1.69	$1.69
Net loss (income) attributable to Newmont stockholders from discontinued operations	(49)	(0.04)	(0.04)	(68)	(0.06)	(0.06)
Net income (loss) attributable to Newmont stockholders from continuing operations	873	0.76	0.76	1,877	1.63	1.63
Adjustments:
(Gain) loss on sale of assets held for sale (2)	115	0.10	0.10	846	0.73	0.73
Newcrest transaction and integration costs (3)	17	0.01	0.01	62	0.06	0.06
Reclamation and remediation charges (4)	33	0.03	0.03	39	0.03	0.03
Impairment charges (5)	18	0.02	0.02	39	0.03	0.03
Change in fair value of investments and options (6)	(17)	(0.01)	(0.01)	(39)	(0.04)	(0.04)
(Gain) loss on asset and investment sales (7)	28	0.03	0.03	(36)	(0.04)	(0.04)
Settlement costs (8)	7	—	—	33	0.03	0.03
(Gain) loss on debt extinguishment (9)	(15)	(0.01)	(0.01)	(29)	(0.03)	(0.03)
Restructuring and severance (10)	5	—	—	20	0.02	0.02
Tax effect of adjustments (11)	(62)	(0.06)	(0.06)	(296)	(0.25)	(0.25)
Valuation allowance and other tax adjustments (12)	(66)	(0.05)	(0.06)	(116)	(0.08)	(0.09)
Adjusted net income (loss)	$936	$0.82	$0.81	$2,400	$2.09	$2.08

Weighted average common shares (millions): (13)		1,147	1,149		1,151	1,152
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Consists of the write-downs on assets held for sale; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(3)Represents costs incurred related to the Newcrest transaction; included in Other expense, net.
(4)Represents revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
(5)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(6)Primarily represents unrealized gains and losses related to the Company's investments in current and non-current marketable equity and other securities; included in Other income (loss), net.
(7)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(8)Primarily comprised of wind down and demobilization costs related to the French Guiana project; included in Other expense, net.
(9)Represents the gain on debt redemptions; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(10)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and nine months ended September 30, 2024 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(36) and $(81), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $25 and $(33), net reductions to the reserve for uncertain tax positions of $(6) and $(58), recording of a deferred tax liability for the outside basis difference at Akyem of $(36) and $44 due to the status change to held for sale, and other tax adjustments of $(13) and $12. For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
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

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$6,713	$3,852
Less: Net cash used in (provided by) operating activities of discontinued operations	—	(45)
Net cash provided by (used in) operating activities of continuing operations	6,713	3,807
Less: Additions to property, plant and mine development	(2,227)	(2,527)
Free cash flow	$4,486	$1,280

Net cash provided by (used in) investing activities (1)	$1,386	$(2,001)
Net cash provided by (used in) financing activities	$(6,207)	$(1,746)
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
The following table sets forth a reconciliation of Net debt, a non-GAAP financial measure, to Debt and Lease and other financing obligations, which the Company believes to be the GAAP financial measures most directly comparable to Net debt. The Company has also presented Net debt excluding Lease and other financing obligations to provide a supplemental view of evaluating the financial flexibility and strength of the Company's balance sheet.

	At September 30, 2025	At December 31, 2024
Debt	$5,180	$8,476
Less: Cash and cash equivalents	(5,639)	(3,619)
Less: Cash and cash equivalents included in assets held for sale (1)	—	(45)
Net debt excluding leases and other financing obligations	(459)	4,812
Add: Lease and other financing obligations	471	496
Net debt	$12	$5,308
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. At September 30, 2025, no amounts relating to Cash and cash equivalents and restricted cash remained in Assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information.
Costs Applicable to Sales per Ounce/Gold Equivalent Ounce
Costs applicable to sales per ounce/gold equivalent ounce are calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively. These measures are calculated for the periods presented on a consolidated basis.
The following tables reconcile these non-GAAP measures to the most directly comparable GAAP measures.
Costs applicable to sales per gold ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs applicable to sales (1)(2)	$1,563	$1,892	$5,009	$5,359
Gold sold (thousand ounces)	1,319	1,568	4,141	4,710
Costs applicable to sales per ounce (3)	$1,185	$1,207	$1,210	$1,138

____________________________
(1)Includes by-product credits of $67 and $43 during the three months ended September 30, 2025 and 2024, respectively, and $166 and $127 during the nine months ended September 30, 2025 and 2024, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Per ounce measures may not recalculate due to rounding.
Costs applicable to sales per gold equivalent ounce:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs applicable to sales (1)(2)	$388	$418	$1,049	$1,213
Gold equivalent ounces - other metals (thousand ounces) (3)	370	412	1,099	1,367
Costs applicable to sales per gold equivalent ounce (4)	$1,045	$1,015	$954	$887
____________________________
(1)Includes by-product credits of $27 and $12 for the three months ended September 30, 2025 and 2024, respectively, and $66 and $42 for the nine months ended September 30, 2025 and 2024, respectively.
(2)Excludes Depreciation and amortization and Reclamation and remediation.
(3)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.) and Zinc ($1.20/lb.) pricing for 2025 and using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(4)Per ounce measures may not recalculate due to rounding.
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended September 30, 2025	Costs Applicable to Sales (1)(2)	Reclamation Costs (3)	Advanced Projects, Research and Development and Exploration (4)	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (6)(7)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (8)
Gold
Ahafo	$195	$2	$3	$—	$—	$—	$29	$229	148	$1,541
Brucejack	91	1	8	—	—	1	36	137	77	$1,763
Red Chris	23	1	—	—	1	—	7	32	16	$2,037
Peñasquito	97	4	—	1	—	6	8	116	102	$1,133
Merian	78	2	6	—	—	—	16	102	46	$2,255
Cerro Negro	83	2	—	—	(1)	—	23	107	60	$1,776
Yanacocha	117	13	1	—	1	—	2	134	152	$868
Boddington	166	5	—	—	—	—	27	198	130	$1,524
Tanami	121	2	2	—	—	—	58	183	105	$1,748
Cadia	74	1	—	—	—	—	31	106	91	$1,188
Lihir	202	4	5	—	1	—	38	250	138	$1,810
NGM	316	4	3	3	1	1	54	382	254	$1,502
Corporate and Other (9)	—	—	13	65	9	—	3	90	—	$—
Total Gold	1,563	41	41	69	12	8	332	2,066	1,319	$1,566

Gold equivalent ounces - other metals (10)(11)
Red Chris	48	1	—	—	2	(2)	14	63	31	$2,007
Peñasquito (12)	247	6	—	1	—	18	24	296	230	$1,289
Boddington	26	1	—	—	—	—	5	32	24	$1,319
Cadia	67	1	2	—	—	1	27	98	85	$1,143
Corporate and Other (9)	—	—	4	16	(1)	—	—	19	—	$—
Total Gold Equivalent Ounces	388	9	6	17	1	17	70	508	370	$1,370

Consolidated	$1,951	$50	$47	$86	$13	$25	$402	$2,574

____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $94.
(3)Includes operating accretion of $28, included in Reclamation and remediation, and amortization of asset retirement costs of $22; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $46 and $49, respectively, included in Reclamation and remediation.
(4)Excludes development expenditures of $13 at Ahafo, $3 at Red Chris, $4 at Peñasquito, $4 at Merian, $8 at Cerro Negro, $3 at Yanacocha, $5 at NGM, $18 at Corporate and Other, totaling $58 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(5)Excludes restructuring and severance of $87, impairment charges of $39, Newcrest transaction and integration costs of $2, and settlement costs of $(2); included in Other expense, net.
(6)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(7)Includes finance lease payments and other costs for sustaining projects of $19.
(8)Per ounce measures may not recalculate due to rounding.
(9)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(10)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.) and Zinc ($1.20/lb.) pricing for 2025.
(11)For the three months ended September 30, 2025, Red Chris sold 7 thousand tonnes of copper, Peñasquito sold 8 million ounces of silver, 27 thousand tonnes of lead and 68 thousand tonnes of zinc, Boddington sold 5 thousand tonnes of copper, and Cadia sold 19 thousand tonnes of copper.
(12)All-in sustaining costs at Peñasquito is comprised of $116, $38, and $142 for silver, lead, and zinc, respectively.

Three Months Ended September 30, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$192	$5	$—	$—	$—	$—	$34	$231	221	$1,043
Brucejack	98	1	7	—	—	—	16	122	101	$1,197
Red Chris	21	—	—	—	—	(2)	4	23	8	$2,633
Peñasquito	54	2	—	—	—	3	9	68	56	$1,224
Merian	113	2	6	—	—	1	14	136	64	$2,153
Cerro Negro	91	2	—	—	1	—	18	112	60	$1,878
Yanacocha	96	11	2	—	—	—	5	114	89	$1,285
Boddington	136	4	—	—	—	3	32	175	124	$1,398
Tanami	98	1	3	—	—	—	31	133	100	$1,334
Cadia	80	—	2	—	—	—	39	121	113	$1,078
Lihir	206	1	2	—	(1)	—	31	239	127	$1,883
NGM	320	4	3	4	1	2	75	409	244	$1,675
Corporate and Other (10)	1	—	23	95	6	—	4	129	—	$—
Held for sale (11)
CC&V	54	2	—	—	—	—	8	64	38	$1,712
Musselwhite	50	1	1	—	—	—	27	79	50	$1,574
Porcupine	78	3	2	—	—	—	19	102	70	$1,451
Éléonore	70	1	3	—	—	—	27	101	52	$1,924
Telfer (12)	39	4	4	—	—	1	17	65	5	N.M.
Akyem	95	4	1	(1)	1	—	3	103	46	$2,230
Total Gold	1,892	48	59	98	8	8	413	2,526	1,568	$1,611

Gold equivalent ounces - other metals (13)(14)
Red Chris	71	1	1	—	—	(4)	17	86	31	$2,714
Peñasquito (15)	219	8	—	1	(1)	26	33	286	222	$1,286
Boddington	44	1	—	—	—	1	4	50	43	$1,168
Cadia	80	—	1	—	—	(17)	38	102	116	$880
Corporate and Other (10)	—	—	6	14	1	—	1	22	—	$—
Held for sale (11)
Telfer (12)	4	—	—	—	—	—	2	6	—	N.M.
Total Gold Equivalent Ounces	418	10	8	15	—	6	95	552	412	$1,338

Consolidated	$2,310	$58	$67	$113	$8	$14	$508	$3,078
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $55.
(3)Includes stockpile, leach pad, and product inventory adjustments of $4 at NGM and $17 at Telfer.
(4)Includes operating accretion of $36, included in Reclamation and remediation, and amortization of asset retirement costs of $22; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $57 and $39, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $14 at Ahafo, $4 at Red Chris, $2 at Peñasquito, $4 at Cerro Negro, $1 at Boddington, $5 at Tanami, $2 at NGM, $19 at Corporate and Other, $1 at CC&V, and $2 at Telfer, totaling $54 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes impairment charges of $18, Newcrest transaction and integration costs of $17, settlement costs of $7, and restructuring and severance of $5; included in Other expense, net.
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
(11)Sites were classified as held for sale as of September 30, 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.

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
(15)All-in sustaining costs as Peñasquito is comprised of $95, $31, and $160 for silver, lead, and zinc, respectively.

Nine Months Ended September 30, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$643	$10	$8	$—	$2	$—	$101	$764	547	$1,395
Brucejack	265	4	13	—	—	2	77	361	172	$2,094
Red Chris	61	2	—	—	1	—	15	79	45	$1,759
Peñasquito	303	12	—	1	—	19	35	370	353	$1,048
Merian	272	6	10	—	—	—	43	331	161	$2,062
Cerro Negro (10)	233	6	1	—	—	—	78	318	132	$2,408
Yanacocha	329	39	1	—	25	—	7	401	384	$1,041
Boddington	502	16	1	—	—	2	85	606	405	$1,495
Tanami	318	4	5	—	—	—	134	461	270	$1,707
Cadia	239	2	—	—	—	3	99	343	298	$1,158
Lihir	565	11	8	—	1	—	124	709	454	$1,559
NGM	967	13	8	8	4	4	184	1,188	707	$1,680
Corporate and Other (11)	—	—	59	235	22	—	7	323	—	$—
Divested (12)
CC&V	39	2	—	—	—	—	5	46	27	$1,684
Musselwhite	33	1	—	—	—	—	14	48	32	$1,531
Porcupine	79	3	1	—	1	—	25	109	60	$1,810
Éléonore	54	1	2	—	—	—	12	69	49	$1,403
Akyem	107	5	—	—	—	—	8	120	45	$2,664
Total Gold	5,009	137	117	244	56	30	1,053	6,646	4,141	$1,605

Gold equivalent ounces - other metals (13)(14)
Red Chris	129	4	—	—	2	(2)	31	164	94	$1,738
Peñasquito (15)	598	18	—	2	—	53	73	744	632	$1,177
Boddington	102	2	—	—	—	1	17	122	89	$1,375
Cadia	220	2	3	—	—	4	92	321	284	$1,129
Corporate and Other (11)	—	—	14	45	1	—	—	60	—	$—
Total Gold Equivalent Ounces	1,049	26	17	47	3	56	213	1,411	1,099	$1,283

Consolidated	$6,058	$163	$134	$291	$59	$86	$1,266	$8,057
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $232.
(3)Includes stockpile, leach pad, and product inventory adjustments of $3 at Cerro Negro and $25 at NGM.
(4)Includes operating accretion of $94, included in Reclamation and remediation, and amortization of asset retirement costs of $69; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $147 and $58, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $33 at Ahafo, $8 at Red Chris, $12 at Peñasquito, $20 at Merian, $18 at Cerro Negro, $7 at Yanacocha, $2 at Boddington, $3 at Tanami, $3 at Cadia, $8 at NGM, $50 at Corporate and Other, totaling $164 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance of $111, impairment charges of $63, Newcrest transaction and integration costs of $(4), settlement costs of $1; included in Other expense, net.

(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $58.
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
(14)For the nine months ended September 30, 2025, Red Chris sold 21 thousand tonnes of copper, Peñasquito sold 21 million ounces of silver, 71 thousand tonnes of lead and 197 thousand tonnes of zinc, Boddington sold 19 thousand tonnes of copper, and Cadia sold 63 thousand tonnes of copper.
(15)All-in sustaining costs at Peñasquito is comprised of $271, $89, and $384 for silver, lead, and zinc, respectively.

Nine Months Ended September 30, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Ahafo	$527	$14	$3	$—	$1	$1	$73	$619	585	$1,057
Brucejack	236	2	8	—	—	3	49	298	181	$1,642
Red Chris	35	—	1	—	—	—	10	46	24	$1,882
Peñasquito	145	5	—	—	—	10	22	182	164	$1,112
Merian	299	6	11	—	—	1	66	383	199	$1,926
Cerro Negro	224	5	2	—	2	—	45	278	161	$1,725
Yanacocha	261	25	8	—	1	—	15	310	257	$1,207
Boddington	419	12	1	—	—	10	77	519	402	$1,289
Tanami	281	2	5	—	—	—	76	364	290	$1,256
Cadia	231	1	7	—	1	12	113	365	350	$1,044
Lihir	539	3	12	—	4	—	89	647	457	$1,416
NGM	941	13	9	8	3	5	276	1,255	763	$1,645
Corporate and Other (10)	1	—	82	277	12	—	12	384	—	$—
Held for sale (11)
CC&V	139	8	2	—	1	—	21	171	100	$1,715
Musselwhite	163	3	4	—	—	—	73	243	155	$1,570
Porcupine	235	10	4	—	—	—	62	311	218	$1,422
Éléonore	239	4	8	—	—	—	77	328	171	$1,914
Telfer (12)	192	9	9	—	4	4	27	245	64	$3,823
Akyem	252	18	1	—	1	—	18	290	169	$1,716
Total Gold	5,359	140	177	285	30	46	1,201	7,238	4,710	$1,537

Gold equivalent ounces - other metals (13)(14)
Red Chris	135	1	4	—	—	5	40	185	98	$1,885
Peñasquito (15)	692	24	1	1	1	85	96	900	766	$1,175
Boddington	141	3	—	—	—	8	13	165	141	$1,166
Cadia	214	1	5	—	1	24	98	343	351	$977
Corporate and Other (10)	—	—	10	28	1	—	1	40	—	$—
Held for sale (11)
Telfer (12)	31	1	1	—	—	5	4	42	11	$3,811
Total Gold Equivalent Ounces	1,213	30	21	29	3	127	252	1,675	1,367	$1,225

Consolidated	$6,572	$170	$198	$314	$33	$173	$1,453	$8,913
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $169.

(3)Includes stockpile, leach pad, and product inventory adjustments of $2 at Brucejack, $1 at Peñasquito, $9 at Cerro Negro, $21 at NGM, and $32 at Telfer.
(4)Include operating accretion of $103, included in Reclamation and remediation, and amortization of asset retirement costs of $67; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $165 and $56, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $28 at Ahafo, $4 at Red Chris, $6 at Peñasquito, $4 at Merian, $10 at Cerro Negro, $2 at Boddington, $18 at Tanami, $8 at NGM, $46 at Corporate and Other, $2 at CC&V, $1 at Porcupine, $2 at Telfer, and $4 at Akyem, totaling $135 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes Newcrest transaction and integration costs of $62, impairment charges of $39, settlement costs of $33, and restructuring and severance of $20; included Other expense, net.
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
(11)Sites were classified as held for sale as of September 30, 2024. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
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
(15)All-in sustaining costs at Peñasquito is comprised of $361, $106, and $433 for silver, lead, and zinc, respectively.
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
•estimates as to the projected development of certain ore deposits or projects, such as the Tanami Expansion 2, Ahafo North, Yanacocha Sulfides, Cerro Negro District Expansion 1, Cadia Panel Cave, Red Chris Block Cave and Wafi-Golpu, including without limitation expectations for the production, milling, costs applicable to sales, all-in sustaining costs, mine-life extension, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates, construction completion dates and other timelines;
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
•expectations regarding statements on future or recently completed transactions and expectations regarding potential future transactions;
•estimates of future cost reductions, synergies, including pre-tax synergies, savings and efficiencies, and future cash flow enhancements through portfolio optimization, restructurings and cost savings initiatives;
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
•statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements; and
•estimates of future cost reductions, savings and efficiencies in connection with programs and cost saving initiatives.
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
The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2025 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$3,457	$2,100
Copper price (per pound)	$4.44	$4.00
Silver price (per ounce)	$39.40	$25.00
Lead price (per pound)	$0.89	$0.90
Zinc price (per pound)	$1.28	$1.25
AUD to USD exchange rate	$0.65	$0.70
CAD to USD exchange rate	$0.73	$0.75
MXN to USD exchange rate	$0.05	$0.05
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

Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at September 30, 2025. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to fair value risk if we repurchase or exchange long-term debt prior to maturity which could be material. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
Foreign Currency
In addition to our operations in the U.S., we have significant operations and/or assets in Canada, Mexico, Dominican Republic, Peru, Suriname, Argentina, Chile, Australia, Papua New Guinea, Ecuador, and Ghana. All of our operations sell their gold, copper, silver, lead and zinc production based on USD metal prices. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Fluctuations in the local currency exchange rates in relation to the USD can increase or decrease profit margins, capital expenditures, cash flow and Costs applicable to sales per ounce to the extent costs are paid in local currency at foreign operations.
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales per ounce arising from a hypothetical 10% adverse movement to local currency exchange rates at September 30, 2025 in relation to the USD at our foreign mining operations, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $75 increase to Costs applicable to sales per ounce for the nine months ended September 30, 2025.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of September 30, 2025.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	164	$3,850	$43	$3,825
Copper (pounds, in millions)	70	$4.68	$23	$4.67
Silver (ounces, in millions)	6	$46.39	$17	$46.18
Lead (pounds, in millions)	48	$0.89	$3	$0.89
Zinc (pounds, in millions)	93	$1.35	$8	$1.37
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
(2)The closing settlement price as of September 30, 2025 is determined utilizing the London Metal Exchange for copper, lead, and zinc and the London Bullion Market Association for gold and silver.
Hedging Instruments
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at September 30, 2025, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.
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
We have performed sensitivity analyses as of September 30, 2025 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at September 30, 2025.
The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $40 and $250 at September 30, 2025, respectively.
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
ITEM 4.       CONTROLS AND PROCEDURES.
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (in millions, except share and per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2025 through July 31, 2025	2,950,660	$59.61	2,920,370	$3,221
August 1, 2025 through August 31, 2025	3,284,240	$67.45	3,283,749	$2,999
September 1, 2025 through September 30, 2025	1,425,781	$84.16	1,425,781	$2,879
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase programs described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 30,290 shares, 491 shares, and — shares for the fiscal months of July, August, and September 2025, respectively. Subsequent to the end of the covered period, the Company repurchased 2,082,860 additional shares at an average price of $86.42 per share pursuant to a Rule 10b5-1 plan for a total amount of $3,300 repurchased as of the date of filing under the stock repurchase programs described in (2) below.
(2)In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to offset the dilutive impact of employee stock award vesting and to provide returns to stockholders, provided that the aggregate value of shares of common stock repurchased does not exceed $1,000; this program has been completed. In October 2024, the Board of Directors authorized an additional $2,000 stock repurchase program to repurchase shares of outstanding common stock; this program has been completed. In July 2025, the Board of Directors authorized an additional $3,000 stock repurchase program to repurchase shares of outstanding common stock. The program will be executed at the Company's discretion. The repurchase program has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.       MINE SAFETY DISCLOSURES.
At Newmont, safety is a core value, and we strive for superior performance. We are working diligently to strengthen and improve our safety systems, along with the key safety tools that we use in the field. Newmont’s unified approach to safety and health called Always Safe, focuses on Integrated Systems, Robust Capabilities and Empowered Behaviors, through a leadership commitment to care, clarity, and capability. We will also continue to transparently share the lessons we learned with our employees and our peers in the industry to help improve the safety performance of our sector.
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
Issuers operating U.S. mine sites regulated by MSHA are required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. On February 28, 2025, the Company sold its ownership in the CC&V mine. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information. As a result of this sale, the Company no longer operates any U.S. based mine sites regulated by MSHA. Exhibit 95 has been omitted as there are no responsive citations, orders, violations, assessments, or legal actions to report for the covered period as Newmont no longer operates MSHA regulated sites. It is noted that the Nevada mines owned by Nevada Gold Mines LLC, the joint venture between the Company (38.5%) and Barrick Mining Corporation (“Barrick”) (61.5%), are not required to be disclosed in Exhibit 95 mine safety disclosure reporting as such sites are operated by our joint venture partner, Barrick.
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard, which was filed as Exhibit 19 to the Company's annual report on Form 10-K for the year ended December 31, 2024. In accordance with Rule 10b5-1 and the Company’s stock trading standard, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. No Rule 10b5-1 trading plans were adopted, amended, or terminated by our directors and executive officers during the three months ended September 30, 2025.
ITEM 6.       EXHIBITS.

Exhibit Number		Description
10.1†	-
Transition Agreement between Newmont Corporation and Tom Palmer dated September 28, 2025. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on September 29, 2025.

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

NEWMONT CORPORATION
(Registrant)

Date: October 23, 2025	/s/ PETER I. WEXLER
Peter I. Wexler
Executive Vice President, Chief Legal Officer, and Interim Chief Financial Officer
(Principal Financial Officer)

Date: October 23, 2025	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Senior Vice President, Global Finance and Chief Accounting Officer
(Principal Accounting Officer)