Form 10-K
period 2025-12-31
NEWMONT Corp /DE/
filed 2026-02-19
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
At June 30, 2025, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $64,108,664,771 based on the closing sale price as reported on the New York Stock Exchange. There were 1,087,874,212 shares of common stock outstanding on February 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s definitive Proxy Statement for the Registrant’s 2026 Annual Stockholders Meeting will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this report.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ARS	Argentine Peso
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
GISTM	Global Industry Standard on Tailings Management
IMF	International Monetary Fund
INDEC	Instituto Nacional de Estadistca y Censos
IFRS	International Financial Reporting Standards
LBMA	London Bullion Market Association
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MSHA	Federal Mine Safety and Health Administration
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
NSR	Net Smelter Return
PNG	Papua New Guinea
PSU	Performance Leverage Stock Unit
RSU	Restricted Stock Unit
SAG	Semi-Autogenous Grinding
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933
SOFR	Secured Overnight Financing Rate
TSF	Tailings Storage Facility
UN	The United Nations
UOP	Units of Production
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.
(2)Refer to Results of Consolidated Operations within Part II, Item 7, MD&A.

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Year Ended December 31,
	2025	2024	2023
Financial Results:
Sales	$22,669	$18,682	$11,812
Gold	$19,304	$15,746	$10,593
Copper	$1,438	$1,327	$575
Silver	$1,080	$792	$335
Lead	$183	$195	$96
Zinc	$664	$622	$213
Costs applicable to sales (1)	$8,085	$8,963	$6,699
Gold	$6,615	$7,364	$5,689
Copper	$597	$696	$359
Silver	$334	$360	$300
Lead	$116	$116	$98
Zinc	$423	$427	$253
Net income (loss) from continuing operations	$7,167	$3,313	$(2,494)
Net income (loss)	$7,167	$3,381	$(2,467)
Net income (loss) from continuing operations attributable to Newmont stockholders	$7,085	$3,280	$(2,521)
Per common share, diluted:
Net income (loss) from continuing operations attributable to Newmont stockholders	$6.39	$2.86	$(3.00)
Net income (loss) attributable to Newmont stockholders	$6.39	$2.92	$(2.97)
Adjusted net income (loss) (2)	$7,634	$3,991	$1,324
Adjusted net income (loss) per share, diluted (2)	$6.89	$3.48	$1.57
Earnings before interest, taxes and depreciation and amortization (2)	$14,092	$7,528	$320
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$13,480	$8,675	$4,215
Net cash provided by (used in) operating activities of continuing operations	$10,334	$6,318	$2,754
Free cash flow (2)	$7,299	$2,916	$88
Regular cash dividends paid per common share	$1.00	$1.00	$1.60
Regular cash dividends declared per common share	$1.01	$1.00	$1.45
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Year Ended December 31,
	2025	2024	2023
Operating Results:
Consolidated gold ounces (thousands):
Produced	5,530	6,545	5,401
Sold	5,519	6,539	5,420

Attributable gold ounces (thousands):
Attributable to Newmont	5,471	6,476	5,321
Pueblo Viejo (40%)	253	235	224
Fruta del Norte (1)	165	138	—
Produced	5,889	6,849	5,545
Sold (2)	5,459	6,471	5,340

Consolidated and attributable gold equivalent ounces - other metals (thousands):
Produced	1,409	1,944	891
Sold	1,425	1,916	896

Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	296	338	145
Tonnes (thousands)	135	153	65
Sold copper:
Pounds (millions)	294	332	155
Tonnes (thousands)	134	150	71
Produced silver (million ounces)	28	33	18
Sold silver (million ounces)	28	33	17
Produced lead:
Pounds (millions)	216	212	113
Tonnes (thousands)	98	96	51
Sold lead:
Pounds (millions)	209	213	107
Tonnes (thousands)	95	97	49
Produced zinc:
Pounds (millions)	509	569	230
Tonnes (thousands)	231	258	104
Sold zinc:
Pounds (millions)	542	545	222
Tonnes (thousands)	246	247	101

Average realized price:
Gold (per ounce)	$3,498	$2,408	$1,954
Copper (per pound)	$4.89	$4.00	$3.71
Copper (per tonne)	$10,787	$8,831	$8,158
Silver (per ounce)	$38.92	$24.13	$19.97
Lead (per pound)	$0.87	$0.91	$0.90
Lead (per tonne)	$1,927	$2,016	$1,976
Zinc (per pound)	$1.23	$1.14	$0.96
Zinc (per tonne)	$2,705	$2,520	$2,116

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, dollars in millions, except per share, per ounce, per pound, and per tonne)

	Year Ended December 31,
	2025	2024	2023
Operating Results (continued):
Consolidated costs applicable to sales: (3)(4)
Gold (per ounce)	$1,199	$1,126	$1,050
Gold equivalent ounces - other metals (per ounce)	$1,032	$834	$1,127
Copper (per tonne)	$4,476	$4,625	$5,081
Silver (per ounce)	$12	$11	$18
Lead (per tonne)	$1,226	$1,201	$2,018
Zinc (per tonne)	$1,723	$1,729	$2,507

All-in sustaining costs: (5)
Gold (per ounce)	$1,609	$1,516	$1,444
Gold equivalent ounces - other metals (per ounce)	$1,392	$1,161	$1,579
Copper (per tonne)	$6,423	$6,638	$6,931
Silver (per ounce)	$15	$14	$24
Lead (per tonne)	$1,456	$1,467	$2,579
Zinc (per tonne)	$2,156	$2,350	$3,622
____________________________
(1)The Fruta del Norte mine is wholly owned by Lundin Gold Inc., in which the Company holds a 32% interest and is accounted for as an equity method investment on a quarter lag.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine and the Fruta del Norte mine.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)Calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively.
(5)All AISC figures are presented on a co-product basis; costs are allocated to co-product metals based upon the relative sales value, determined using GEO pricing, of gold and other metals produced during the period. Refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A.

2025 Highlights (dollars in millions, except per share, per ounce and per pound amounts)
•Net income: Delivered Net income (loss) from continuing operations attributable to Newmont stockholders of $7,085 or $6.39 per diluted share, an increase of $3,805 from the prior year primarily due to (i) a net increase in Sales largely due to higher average realized gold prices partially offset by the impact from divestitures, (ii) a net gain on completed divestments, compared to prior year write-downs from assets held for sale, recognized in (Gain) loss on sale of assets held for sale, and (iii) a net decrease in costs applicable to sales, recognized in Costs applicable to sales, primarily resulting from divested sites. This increase was partially offset by the increase in Income and mining tax benefit (expense) and Impairment charges, primarily at Yanacocha.
•Adjusted net income: Reported Adjusted net income (loss) of $7,634 or $6.89 per diluted share, an increase of $3.41 per diluted share from the prior year (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Adjusted EBITDA: Reported $13,480 in Adjusted EBITDA, an increase of 55% from the prior year (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of continuing operations of $10,334, an increase of 64% from the prior year, and Free cash flow of $7,299 (refer to Non-GAAP Financial Measures within Part II, Item 7, MD&A).
•Portfolio updates: Achieved commercial production at the Ahafo North project in Ghana resulting in classification as a reportable segment. Completed the sale of the CC&V, Musselwhite, Éléonore, Akyem, and Porcupine reportable segments and the Coffee development project.
•Attributable gold production: Produced approximately 6 million ounces of gold, a decrease of 14% from prior year largely driven by impact of divestments.
•Financial strength: Ended the year with $7.6 billion of consolidated cash and $11.6 billion of total liquidity; redeemed $3.4 billion of senior notes and settled $2.3 billion of share repurchases; declared a total dividend of $1.01 per share for the year.
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
Tanami Expansion 2, Tanami. This project secures Tanami’s future as a long-life, low-cost producer by extending mine life beyond 2040 through the addition of a 1,460 meter hoisting shaft and supporting infrastructure to achieve higher production and provide a platform for future growth. The expansion is expected to increase average annual gold production and improve efficiency for the first five years (2028 - 2032). The project is expected to achieve commercial production in the second half of 2027, and total capital costs for the project are estimated to be between $1,700 and $1,800. Development capital costs (excluding capitalized interest and capitalized depreciation and amortization) since approval were $1,304, of which $284 related to 2025.
Cadia Panel Caves, Cadia. This project includes two panel caves to recover approximately 5 million ounces of gold reserves and 1.1 million tonnes of copper reserves. Cave establishment continues through the firing of additional drawbells in PC2-3 and cave establishment is expected to be completed by late 2026. The first drawbell in PC1-2 was successfully fired in December 2025, marking the start of the next critical phase of cave establishment, with the last drawbell expected to be completed in 2029. Capital costs for the PC2-3 and PC1-2 project are estimated to be between $2,000 and $2,400. Development capital costs (excluding capitalized interest and capitalized depreciation and amortization) for PC2-3, PC1-2, and PC1 combined since acquisition of Newcrest were $516, of which $268 related to 2025.

PART I
ITEM 1.       BUSINESS (dollars in millions, except per share, per ounce and per pound amounts)
Introduction
Newmont Corporation was incorporated in 1921 and is primarily a gold producer with significant operations and/or assets in the United States, Papua New Guinea, Australia, Ghana, Suriname, Argentina, Dominican Republic, Chile, Peru, Ecuador, Mexico, and Canada. At December 31, 2025, Newmont had attributable proven and probable gold reserves of 118.2 million ounces, attributable measured and indicated gold resources of 88.1 million ounces, attributable inferred gold resources of 60.6 million ounces, and an aggregate land position of approximately 19,200 square miles (49,800 square kilometers). Newmont is also engaged in the production of copper, silver, lead, and zinc. As the world’s leading gold company, Newmont remains committed to creating value and improving lives through sustainable and responsible mining.
Newmont’s corporate headquarters are in Denver, Colorado, U.S. In this report, “Newmont,” the “Company,” “our,” and “we” refer to Newmont Corporation together with our affiliates and subsidiaries, unless the context otherwise requires.
Divestiture of Non-Core Assets
Based on a comprehensive review of the Company’s portfolio of assets following the acquisition of Newcrest Mining Limited ("Newcrest"), the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included Telfer, CC&V, Musselwhite, Éléonore, Porcupine, Akyem, and the Coffee development project in Canada. The Company presented these assets as held for sale in the first quarter of 2024 and recorded the assets at the lower of their carrying value or fair value, less costs to sell.
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025, and the sale of the Coffee development project in the fourth quarter of 2025. Refer to Note 3 to the Consolidated Financial Statements for further information on the Company's divestitures.
Newcrest Acquisition
On November 6, 2023, we completed the acquisition of Newcrest (“the Newcrest transaction”). Results of Newcrest for the period November 6 to December 31, 2023 and the years ended December 31, 2024 and 2025 are included in this report. Refer to Note 3 to the Consolidated Financial Statements for further information on the Company's acquisitions.
Segment Information
The Company's 13 reportable segments consist of each of its 12 mining operations that it manages and its 38.5% proportionate interest in Nevada Gold Mines ("NGM"), which it does not directly manage. The reportable segments at December 31, 2025 exclude reportable segments that have been divested.
In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment.
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

Gold
General. The details of our consolidated and attributable gold production from continuing operations are set forth below:

	Year Ended December 31,
	2025	2024	2023
Consolidated gold ounces produced (thousands)	5,530	6,545	5,401
Attributable gold ounces produced (thousands)	5,889	6,849	5,545
Attributable gold ounces produced from equity method investments (thousands):
Pueblo Viejo (40%)	253	235	224
Fruta del Norte (32%) (1)	165	138	—
	418	373	224
____________________________
(1)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold"). The Company acquired a 32% interest in Lundin Gold through the Newcrest transaction, which is accounted for as an equity method investment on a quarterly lag. As a result, results of operations were not reported until the first quarter of 2024. Refer to Notes 3 and 15 to the Consolidated Financial Statements for additional information.
For the years ended December 31, 2025, 2024 and 2023, 85%, 85% and 89%, respectively, of our Sales were attributable to gold. Most of our Sales come from the sale of refined gold. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver is credited to our account or delivered to buyers. Additionally, a portion of gold is sold in concentrate containing other metals such as copper, silver, lead, and/or zinc.
Gold Uses. Gold generally is used for fabrication or investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Gold investors buy gold bullion, official coins, and jewelry.
Gold Supply. A combination of mine production, recycling and draw-down of existing gold stocks held by governments, financial institutions, industrial organizations and private individuals make up the annual gold supply. Based on public information available, for the years ended December 31, 2023 through 2025, mine production has averaged approximately 73% of the annual gold supply with the remainder primarily sourced from recycled gold.
Gold Price. The following table presents the annual high, low, and average daily afternoon LBMA Gold Price over the past ten years on the London Bullion Market ($/ounce):

Year	High	Low	Average
2026 (through February 12, 2026)	$5,405	$4,353	$4,808
2025	$4,449	$2,633	$3,432
2024	$2,778	$1,985	$2,386
2023	$2,078	$1,811	$1,941
2022	$2,039	$1,629	$1,800
2021	$1,943	$1,684	$1,799
2020	$2,067	$1,474	$1,770
2019	$1,546	$1,270	$1,393
2018	$1,355	$1,178	$1,268
2017	$1,346	$1,151	$1,257
2016	$1,366	$1,077	$1,251
On February 12, 2026, the afternoon LBMA gold price was $5,043 per ounce.
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
Copper production at Cadia, Boddington, and Red Chris and silver, lead, and zinc production at Peñasquito are considered co-products. Copper production at Telfer, prior to divestment in the fourth quarter of 2024, was considered a co-product. Copper, silver, lead, and zinc sales are generally in the form of concentrate that is sold to smelters for further treatment and refining.

The following table details consolidated co-product production and the percentage of Sales that was attributable to copper, silver, lead, and zinc for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales	Co-product Production	Sales as % of Total Sales
Copper (pounds/millions)	296	6%	338	7%	145	5%
Silver (ounces/millions)	28	5%	33	4%	18	3%
Lead (pounds/millions)	216	1%	212	1%	113	1%
Zinc (pounds/millions)	509	3%	569	3%	230	2%
By-product Metals
If a metal expected to be mined falls below the co-product sales value percentages, the metal is considered a by-product. Revenues from by-product sales are credited to Costs applicable to sales in the Consolidated Financial Statements.
Aside from the co-product sales at Cadia, Boddington, Peñasquito, Red Chris, and Telfer, copper and silver produced at other Newmont sites are by-product metals.
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
Ore containing copper and gold is crushed to a coarse size at the mine and then transported via conveyor to a process plant, where it is further crushed and then finely ground as a slurry. The ore is initially treated by successive stages of flotation resulting in a gold/copper concentrate generally containing within 10% to 26% copper and is dewatered and transported off-site. The flotation tailings have a residual gold content that is recovered in a carbon-in-leach circuit.

A summary of product and form by segment is set forth below.

Segment	Products (1)	Form
Lihir, Papua New Guinea	Gold	Doré
Cadia, Australia	Gold, Copper	Doré, Concentrate
Tanami, Australia	Gold	Doré
Boddington, Australia	Gold, Copper	Doré, Concentrate
Ahafo South, Ghana	Gold	Doré
Ahafo North, Ghana	Gold	Doré
Merian, Suriname	Gold	Doré
Cerro Negro, Argentina	Gold	Doré
Yanacocha, Peru	Gold	Doré
Peñasquito, Mexico	Gold, Silver, Lead, Zinc	Doré, Concentrate
Red Chris, Canada	Gold, Copper	Concentrate
Brucejack, Canada	Gold	Doré, Concentrate
NGM, U.S.	Gold	Doré, Concentrate
Divested (2)
CC&V, U.S.	Gold	Doré
Musselwhite, Canada	Gold	Doré
Porcupine, Canada	Gold	Doré
Éléonore, Canada	Gold	Doré
Akyem, Ghana	Gold	Doré
Telfer, Australia	Gold, Copper	Doré, Concentrate
____________________________
(1)Products listed are only for gold and co-product metals. See above for further information on co-product classification.
(2)Refer to Note 3 to the Consolidated Financial Statements for further information on divestitures.
Competition
The top 10 producers of gold comprise approximately 25% of total worldwide mined gold production. We currently rank as the top gold producer with approximately 5% of estimated total worldwide mined gold production. Our competitive position is based on the size and grade of our ore bodies anchored in favorable mining jurisdictions and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor, and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce, and manage our costs.
Licenses and Concessions
Other than operating licenses for our mining and processing facilities, there are no third-party patents, operating licenses, or franchises material to our business. In many countries, however, we conduct our mining and exploration activities pursuant to land-related licenses which include leases, concessions, claims, or prospecting licenses granted by the host government. These countries include, among others, the United States, Papua New Guinea, Australia, Ghana, Suriname, Argentina, Dominican Republic, Chile, Peru, Ecuador, Mexico, and Canada. Refer to Item 2, Properties, below for further information on land-related licenses and concessions by property. The concessions and contracts are subject to the political risks associated with the host country. Refer to Item 1A, Risk Factors, below for further information.
Condition of Physical Assets and Insurance
Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. Refer to Results of Consolidated Operations and Liquidity and Capital Resources within Part II, Item 7, MD&A, for further information.
We maintain insurance policies against property loss, business interruption, and other risks that are typical in the operation of our business, in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Refer to Item 1A, Risk Factors, below for further information.

Environmental, Social and Governance
Overview
Focusing on environmental, social and governance ("ESG") practices are an important part of Newmont’s business. Widely recognized for our principled ESG practices, we have been consistently ranked as a leader in the mining and metal sector of the S&P Global, and we have been listed on the Dow Jones Sustainability World Index since 2007.
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
Stakeholder Engagement
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
Reporting
We believe that transparency and accountability are key attributes of governance. Since 2003, Newmont has been reporting on how we manage the sustainability issues of relevance to stakeholders around the globe. Our sustainability report provides an annual review of non-financial performance on governance, strategy and management approach, risk management, and performance and targets in key areas that include health, safety and security, workforce, the environment, supply chain, social responsibility, business integrity and compliance, value sharing, and inclusion, diversity, and equity domains. Our sustainability report is compiled in accordance with the Global Reporting Initiative ("GRI") Standards (GRI 1: Foundation 2021; G4 Mining and Metals Sector Disclosure), and the Sustainability Accounting Standards Board Metals & Mining Industry Standard (Version 2023-12). Select data is subject to an external limited assurance review and reflects Newmont’s commitment to transparency and reporting obligations as a founding member of the International Council on Mining and Metals ("ICMM") and as an early adopter of the UN Guiding Principles Reporting Framework. Additionally, our sustainability report aligns with the requirements the ICMM's Mining Principles' Performance Expectations and Position Statements, the GISTM and the World Gold Council's Responsible Gold Mining Principles.
Newmont’s sustainability reporting suite also includes our sustainability-linked bond framework, ESG data tables, conflict-free gold report, modern slavery statement, policy influence disclosures, taxes and royalties contributions report, and other reports and responses, which can be found on our website at www.newmont.com/sustainability.
The information in our sustainability report and on our website is not incorporated by reference in this annual report or otherwise “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.
Environmental Practices
Climate Change. We accept the Intergovernmental Panel on Climate Change’s assessment of climate science, and we acknowledge that human activities contribute to climate change and business has an important role in addressing this global challenge. It is our firm belief that climate change is one of the greatest global challenges of our time. For a discussion of climate-related risks, refer to Item 1A, Risk Factors.
Climate Targets and Initiatives to Achieve. We believe that value-creation industries like mining have a responsibility to drive actions to transition us to a low-carbon economy. In an effort to play our part in addressing climate change, in 2020 we announced science-based, GHG emissions reduction targets of 32% for Scope 1 and Scope 2 and 30% for Scope 3 by 2030 ("2030 climate targets"), with an ultimate ambition of being carbon neutral by 2050. Newmont's emission calculation methodology framework dictates that any change of 5% resulting from divestitures or acquisitions requires recalculation of baseline data. The acquisition of Newcrest in November 2023 as well as the divestitures in 2024 through 2025 triggered Newmont to recalculate the target baseline years and trailing years of GHG emissions data. We are continuing to review our targets and roadmap which may result in amendments in the future. Investors are reminded that climate-related targets are subject to aspirational management goals and forward-looking statements, which remain subject to risks and uncertainties. For example, our ability to achieve our Scope 3 emissions targets is subject to the actions of entities not within our control, though we continue to work with our partners on these matters. While we review our performance annually and seek opportunities to advance, meeting this target should not be projected or relied upon. Refer to Forward-Looking Statements, below, and Item 1A, Risk Factors of this report under the heading "Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy."
Our most significant opportunities to reduce emissions exist in building or deploying cleaner energy solutions at our mine sites, as well as the greening of the electrical grid that supplies energy to our operations. Since announcing our 2030 climate targets, we have taken steps to invest in climate change initiatives in support of our goal. We also see sustainable finance as a way to further demonstrate Newmont's focus on climate change. In December 2021, Newmont became the first in the mining industry to issue a sustainability-linked bond, with the registered public offering of $1 billion aggregate principal amount of 2.6% Sustainability-Linked Senior Notes due 2032 (the "Notes"), with the coupon linked to Newmont’s performance against key ESG goals regarding 2030 climate targets. In connection with the issuance of the Notes, Newmont published a Sustainability-Linked Bond Framework and obtained a second party opinion on the framework from the Institutional Shareholder Services group of companies ESG. The Notes align Newmont’s business and financing by creating a direct link between its sustainability performance and funding strategies.
In addition to our focus on reducing carbon emissions, we believe that access to clean, safe water is a human right, and reliable water supplies are vital for hygiene, sanitation, livelihoods and the health of the environment. Because water is also critical to our business, we recognize the need to use water efficiently, protect water resources, and collaborate with the stakeholders within the watersheds where we operate to effectively manage this shared resource. We operate in water-stressed areas with limited supply, and increased pressure on water supplies may occur due to increasing populations in and around communities in proximity to our operations.
Biodiversity. Our operations span multiple continents in a range of ecosystems that include tropical, desert and arctic climates. We understand the impact our activities can have on the environment and are committed to protect and prevent – or otherwise minimize, mitigate and remediate – those impacts in the areas where we operate through responsible management during all aspects of the mine lifecycle and collaboration with stakeholders to develop integrated approaches to land use.
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
Our Environmental Reclamation and Remediation Commitments. Each operating mine has a reclamation plan in place that meets, in all material respects, applicable legal and regulatory requirements. We are also involved in several matters concerning environmental obligations associated with former, primarily historical, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites. The reclamation and remediation stage is a multifaceted process with complex risks. Successfully closing and reclaiming mines is crucial for gaining stakeholder trust and maintaining social acceptance. Notably, Newmont is committed to the implementation of the GISTM and disclosure of implementation status for tailings facilities. Disclosures can be found on our website. Conformance with the GISTM remains ongoing and has and may continue to result in further increases to our sustaining costs and estimated closure costs. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs. For a discussion of the most significant reclamation and remediation activities, refer to Note 6 and Note 24 to the Consolidated Financial Statements. For discussion of regulatory, tailings storage facilities, water, climate and other environmental risks, refer to Item 1A, Risk Factors, for additional information.
Social Practices
Our People. At Newmont, one of the strategic pillars is people.
The success of our business comes from the accomplishments and well-being of our employees and contractors. That is why we strive to build a workplace culture that fosters leaders where everyone belongs, thrives, and is valued.
At December 31, 2025, approximately 17,500 people were employed by Newmont and Newmont subsidiaries, and approximately 26,600 people were working as contractors in support of Newmont’s operations and attainment of our objectives. Additionally, at December 31, 2025, approximately 27% of our workforce were members of a union or participated in collective bargaining. We are committed to fostering solid relationships with all members of our workforce based on trust, treating workers fairly and providing them with safe and healthy working conditions. For a discussion of related risks, refer to Item 1A, Risk Factors.
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
ESG Performance-based Compensation. The importance of ESG performance is emphasized with our workforce through our training and development programs and our compensation design. Employees eligible for our short-term incentive plan are held accountable for the Company’s health, safety, and sustainability performance through Newmont’s performance-based compensation structure. ESG will comprise 30% of the Company’s short-term incentive plan payout for 2025, with 20% allocated to health & safety metrics and 10% to sustainability performance based social and environment metrics.
Additional information regarding the Company’s compensation programs and performance will be provided in the 2026 Proxy Statement.
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
Commitments to Communities. Gaining and maintaining the trust of stakeholders impacted by a business is an ongoing endeavor. At Newmont, we use a collaborative approach to relationships with stakeholders and earning social acceptance. Through understanding and managing our activities' impacts on communities and involving local stakeholders in decision making, we aim to build enduring relationships based on respect and mutually beneficial and sustainable development outcomes. We monitor various metrics and performance objectives to assess the effectiveness of our social acceptance approach, and to better understand both the positive and negative impacts that our activities have on host communities. We seek to include impacted communities and groups in determining mitigation or optimization of these impacts in a manner that is culturally appropriate and with the consent of those impacted. We also recognize our responsibility to respect and promote human rights.
Governance Practices
Board of Directors Oversight. Newmont believes that strong corporate governance, with management accountability and active oversight from an experienced Board of Directors, is essential for mitigating risk, serving in the best interests of all stakeholders and creating long-term value. The highest level of oversight at Newmont resides with Newmont’s Board of Directors (the “Board"). The Board of Directors plays a critical role, overseeing the Company’s business strategy and the overall goal of delivering long-term value creation for stockholders and other stakeholders. The members of the Board of Directors bring a broad range of backgrounds, experiences and talents, along with ethnic and gender diversity, to our governance process. As of December 31, 2025, the Board of Directors was comprised of 12 directors (11 independent non-executive directors and one executive director) with more than 55% of the independent directors with a form of ethnic or gender diversity to the Board of Directors, with 36% female representation among independent directors. With the retirement of Tom Palmer, and the appointment of Natascha Viljoen to the Board on January 1, 2026, to her new role as President and Chief Executive Officer, overall female representation on the Board increased to 42%.
Four core Board committees, Audit, Corporate Governance and Nominating, Leadership Development and Compensation, and Safety and Sustainability, provide oversight and guidance in these key areas. Each committee assists the Board of Directors in carrying out responsibilities such as assessing major risks, ensuring high standards of ethical business conduct, succession planning and talent management, and approving and providing oversight of the sustainability strategy, which includes commitments to the adoption of best practices in promotion of a healthy and safe work environment, and environmentally sound and socially responsible mining and resource development. All members of these four core Committees are independent, as defined in the listing standards of the New York Stock Exchange and Newmont’s Corporate Governance Guidelines. More information on Newmont’s Board, governance practices and risk oversight can be found in our annual Proxy Statement.
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
Governance Materials. Our Corporate Governance Guidelines, Proxy Statement, policies, and the charters for the Committees of the Board of Directors are available on our website, www.newmont.com, and are available free of charge upon request to Investor Relations at our principal executive office. We also file with the New York Stock Exchange an annual certification that our Chief Executive Officer is unaware of any violation of the NYSE’s corporate governance standards. We make available free of charge through our website this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this report.
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
•Our operations at Ahafo South and Ahafo North in Ghana are subject to political, economic, security and other risks.
•Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina, regulatory risk and labor unrest.
•Our operations at Lihir and project at Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties.
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
•Newmont’s global operations create exposure to U.S. and international trade, sanctions, and export control risks. As a U.S.-headquartered company, Newmont must comply with U.S. trade laws worldwide, as well as applicable local regulations. These risks stem from cross-border movement of mineral, equipment, technology, services, capital, and data, often involving third parties. Trade compliance failures may result in legal exposure, financial penalties, operational disruption, reputational damage, and restricted access financial systems or markets.
•Unanticipated litigation or negative developments in pending litigation or with respect to other contingencies may adversely affect our financial condition and results of operations.
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
•We may not receive any or all deferred or contingent consideration for divested assets.
•We are subject to ongoing indemnification and other retained liabilities from certain recent and historical transactions.
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
•estimates as to the projected development of certain ore deposits or projects, such as the Tanami Expansion 2, Cerro Negro District Expansion 1, Cadia Panel Caves, Red Chris Block Cave and Wafi-Golpu, including without limitation expectations for the production, milling, costs applicable to sales, all-in sustaining costs, mine-life extension, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates, construction completion dates and other timelines;
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
•statements regarding climate strategy and expectations regarding greenhouse gas emission targets (including Scope 1, Scope 2 and Scope 3 targets) and other climate-related goals, aspirations and ambitions, and related operating costs and capital expenditures;
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
Average gold prices for 2025 were $3,432 per ounce (2024: $2,386; 2023: $1,941), average copper prices for 2025 were $4.51 per pound (2024: $4.15; 2023: $3.85), average silver prices for 2025 were $40.03 per ounce (2024: $28.27; 2023: $23.35), average lead prices for 2025 were $0.89 per pound (2024: $0.94; 2023: $0.97), and average zinc prices for 2025 were $1.30 per pound (2024: $1.26; 2023: $1.20). Prices are obtained from the London Bullion Market Association for gold and silver and the London Metal Exchange for copper, lead and zinc. Any decline in our realized prices adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to sales of gold, copper, silver, lead or zinc. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital, and on the quantities of reserves that the Company can economically produce. Refer to Note 2 to the Consolidated Financial Statements for further information.
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
The mineral reserves stated in this report represent the amount of gold, copper, silver, lead, zinc and molybdenum that we estimated, at December 31, 2025, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, or will be, to a large extent, based on the prices of gold, copper, silver, lead, zinc, and molybdenum and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. If our reserve estimations are required to be revised due to significantly lower gold, copper, silver, lead, zinc, and molybdenum prices, increases in operating costs, reductions in metallurgical recovery or other modifying factors, this could result in material write-downs of our investment in mining properties, goodwill and increased amortization, reclamation and closure charges.
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
In addition, if the price of gold, copper, silver, lead, zinc, or molybdenum declines from recent levels, if production costs increase, grades decline, recovery rates decrease or if applicable laws and regulations are adversely changed, the indicated level of recovery may not be realized or mineral reserves or resources might not be mined or processed profitably. Similarly, mineral reserves may be impacted if assumptions relating to mine planning change or are not achieved, for example if planned improvements from our business improvement programs are not realized. If we determine that certain of our mineral reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported mineral reserves and resources. Consequently, if our actual mineral reserves and resources are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.
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
•Ability to achieve anticipated benefits, synergies, savings and other efficiencies in connection with acquisitions, business improvement programs and initiatives, and through portfolio optimization and divestitures;
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
At the beginning of the third quarter of 2025, management committed to a strategic plan designed to reduce operating costs and continue to advance the Company’s ongoing commitment to profitability, which included streamlining its organizational structure and a reduction of the Company’s workforce and office space in certain markets. Such initiatives involve expenses primarily relating to employee severance, consulting costs, and other restructuring charges. Cost saving estimates are based on a number of assumptions, including compliance with local legal requirements across jurisdictions. Actual costs, timing, and benefits may differ from current estimates as the Company continues to assess the full scope of the impact arising from, or related to, the workforce reduction and operating model changes. There can be no assurance that the expected cost reductions or operational efficiencies will be realized within the anticipated timeframe, or at all.
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
The laws and regulations governing mine closure and reclamation in a particular jurisdiction are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or results of operations. For a more detailed description of potential environmental liabilities, see the discussion in Environmental Matters in Note 24 to the Consolidated Financial Statements. In addition, regulators are increasingly requesting security in the form of cash collateral, credit, trust arrangements or guarantees to secure the performance of environmental obligations, which could have an adverse effect on our financial position. Any underestimated or unanticipated retirement and rehabilitation costs could materially affect our financial position, results of operations and cash flows. Environmental liabilities are accrued when they become known, or new permit conditions or limits are added, are probable and can be reasonably estimated. Whenever a previously unrecognized remediation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to Newmont stockholders and potentially result in impairments.
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
The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge requirements, including the modifications promulgated by MINAM, as referenced above, will be met. During 2025, a comprehensive update to the Yanacocha reclamation plan was completed which addressed changes in closure activities and estimated closure costs while aiming to preserve optionality for potential future projects at Yanacocha. Ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. While certain estimated costs remain subject to revision, the Company’s asset retirement obligation includes construction and operating costs for two new water treatment plants and initial consideration of known risks (including the associated risk that these water treatment estimates could change in the future as more work is completed). The ultimate water treatment costs of the two water treatment plants remain uncertain as ongoing study work and assessment of opportunities that incorporates the latest design considerations remain in progress. These and other risks and contingencies that are the subject of ongoing studies could result in future material increases to the reclamation obligation at Yanacocha, including, but not limited to, a comprehensive review of our tailings storage facility management, review of Yanacocha’s water balance and storm water management system and review of post-closure management costs. The ongoing Yanacocha closure studies are expected to continue in the future. Future material increases or decreases to the asset retirement obligation could occur as additional analyses are completed and further refinements to water quality and volume modeling are completed. Additionally, revisions to the Yanacocha reclamation plan may change in connection with the Company’s ultimate submission and review of the plan with Peruvian regulators. Refer to Notes 6 and 24 to our Consolidated Financial Statements for information regarding reclamation and remediation, and Note 1 to our Consolidated Financial Statements regarding the Company’s interest in Yanacocha.
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
The Code forms the foundation of our internal governance structure as well as our commitment to responsible mining. We encourage employees and others to promptly report incidents of possible violations of the Code and/or our global policies and standards, including without limitation in the areas of business integrity, social and environmental, community relations and human rights. Employees and non-employees, including suppliers and community members, can anonymously report concerns via our third-party-administered helpline. Each mine site also has a complaints and grievances register to record matters raised by local stakeholders. When necessary, we use independent mechanisms agreed to by the complainants, such as a local leader or committee, to facilitate resolution of such matters before they require public or legal intervention. However, we are not always able to resolve these matters before they are raised publicly or in legal or regulatory proceedings and in the future we may not be able to meet the growing demands of stakeholders through these mechanisms. Such matters once publicized may negatively impact our reputation and may have a material adverse effect on our business, financial position and results of operations.
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
For example, our joint ventures, including the joint venture that combined our and Barrick Mining Corporation’s (“Barrick”) respective Nevada operations, forming NGM, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”), may not be as beneficial to us as expected, whether due to the above-described risks, unfavorable global economic conditions, increases in construction costs, political risks, labor disputes or other factors. Pursuant to the terms of the Nevada JV Agreement, we hold a 38.5 percent economic interest and Barrick holds a 61.5 percent economic interest in NGM. Barrick operates NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of three managers appointed by Barrick and two managers appointed by Newmont. Outside of certain prescribed matters, decisions of the Board of Managers will be determined by majority vote, with the managers appointed by each company having voting power in proportion to such company’s economic interests in NGM. Because we beneficially own less than a majority of the ownership and governance interests in NGM, we have limited control of NGM’s operations, and we depend on Barrick to operate NGM. In the event that Barrick has interests, objectives and incentives with respect to NGM that differ from our own, there can be no assurance that we will be able to resolve such disagreement in our favor. On January 26, 2026, we informed Barrick and the NGM Board of Managers that we had identified evidence of mismanagement at NGM, including diversion of resources from NGM to the benefit of Barrick’s wholly-owned property Fourmile and Barrick, and that we were exercising our contractual inspection and audit rights. On February 3, 2026, we sent Barrick a notice of default under the Nevada JV Agreement related to this conduct. Although we continue to work with Barrick to improve the performance of NGM and will take appropriate steps to address this matter, any such disagreements could have a material adverse effect on our interest in NGM, the business of NGM or the portion of our growth strategy related to NGM.
Newmont is also exposed to non-managed investments related to its joint venture interest in Pueblo Viejo Mine (40% owned) and Norte Abierto Project (50% owned), and NuevaUnión Project (50% owned). We also hold a 32% equity interest in Lundin Gold, a Canadian mine development and operating company, operating the Fruta del Norte gold mine in Ecuador, in addition to a variety of exploration and project joint ventures.
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
To the extent any of our joint ventures is subject to liabilities or litigation, we would be responsible for a proportional share of the liabilities and/or the joint venture’s operations could be impacted, which could have an adverse impact on the Company’s cash flows, earnings, results of operations and financial position.
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
Our reporting currency is the U.S. dollar and the majority of our earnings and cash flows are denominated in U.S. dollars. We conduct certain business in currencies other than the U.S. dollar. A portion of our operating expenses are incurred in local currencies. The appreciation of those local currencies against the U.S. dollar increases our costs of production in U.S. dollar terms at mines located outside the United States. The foreign currencies that primarily affect our results of operations are the Australian Dollar and the Canadian Dollar. Our consolidated earnings and cash flows may also be impacted by movements in the exchange rates. Change in the value of the currencies of the Australian Dollar, Canadian Dollar, the Mexican Peso, the Argentine Peso, the Ghana Cedi, the Papua New Guinea Kina, the Chilean Peso or the Surinamese Dollar versus the U.S. dollar could negatively impact our earnings. For information concerning the sensitivity of our Costs applicable to sales to changes in foreign currency exchange rates and more information our exposure to foreign exchange rate fluctuations, see Foreign Currency Exchange Rates section in Part II, Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.
From time to time, countries in which we operate adopt measures to restrict the availability of the local currency or the repatriation of capital across borders. These measures are imposed by governments or central banks, in some cases during times of economic instability, to prevent the removal of capital or the sudden devaluation of local currencies or to maintain in-country foreign currency reserves. In addition, many emerging market countries require consents or reporting processes before local currency earnings can be converted into U.S. dollars or other currencies and/or such earnings can be repatriated or otherwise transferred outside of the operating jurisdiction. These measures may have a number of negative effects on Newmont, reducing the immediately available capital that we could otherwise deploy for investment opportunities or the payment of expenses. Measures that restrict the availability of the local currency or impose a requirement to operate in the local currency may create other practical difficulties for Newmont. For example, Argentina has been considered a hyperinflationary environment with a cumulative inflation rate of over 100% over the last three years. In recent years, Argentina’s central bank enacted a number of foreign currency controls in an effort to stabilize the local currency. These restrictions directly impact the timing of Cerro Negro's ability to remit cash from gold sales and pay principal portions of intercompany debt to the Company. In addition, in recent years, PNG has experienced a backlog by foreign and domestic companies and governmental agencies to convert kina into foreign currencies. The Bank of PNG implements foreign exchange controls and manages the exchange rate of the kina against the U.S. dollar. There is a risk that further changes in foreign exchange controls may adversely impact future revenue and profitability. For more information, see Results of Consolidated Operations and Foreign Currency Exchange Rates sections in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. See also risk factors under the headings “Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest”, “Our operations at Ahafo South and Ahafo North in Ghana are subject to political, economic, security and other risks” and “Our Merian operation in Suriname is subject to political, security and economic risks”, “Our operations at Lihir and project at Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties” and “Our operations and projects Canada are subject to legal and regulatory risks and other uncertainties in connection with claims and challenges by Indigenous groups” below.
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
The Company’s share repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. See also the risk factor under the heading “Holders of our common stock may not receive dividends.” In addition, our joint venture partners may not have sufficient funds or borrowing ability in order to make their capital commitments. In the case that our partners do not make their economic commitments, the Company may be prevented from pursuing certain development opportunities or may assume additional financial obligations, which may require new sources of capital.
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
The Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline. A decision to reprioritize, sell or abandon a development project could result in a future impairment charge. For example, in response to challenging market conditions, which included inflationary pressures and supply chain disruptions, in 2023 the Company announced the deferral for at least two years of the full-funds investment decision for the Yanacocha Sulfides project in Peru. In 2025, the Company reassessed its strategy in Peru and is progressing mine closure activities while prioritizing other future development opportunities at Yanacocha ahead of any future re-evaluation of the Yanacocha Sulfides project, resulting in an indefinite deferral of the future development of this project and the impairment of the balances included in assets under construction and deferred mine development for the project. See Note 2 to the Consolidated Financial Statement for additional information. The Company also periodically updates the economic model for its Conga project to understand changes to the estimated capital costs, cash flows, and economic returns from the project. Certain decisions or changes in circumstances could result in determinations that carrying value is not recoverable and could result in impairment. See Part II, Item 7 under the heading “Critical Accounting Estimates – Carrying value of long-lived assets and Carrying value of Conga” for additional information.
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
There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services, Moody’s Investors Service, or Fitch Ratings to Newmont will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. The Company’s credit ratings have been subject to change over the years. We currently maintain a Standard & Poor’s rating of BBB+ (stable outlook), Moody’s Investors Service rating of A3 (stable outlook), and a Fitch Ratings rating of A- (stable outlook). We cannot make assurances regarding how long these ratings will remain unchanged or regarding the outcome of the rating agencies future reviews (including following any planned or future business combinations). A downgrade by the rating agencies could adversely affect the value of our outstanding securities, our existing debt and our ability to obtain new financing on favorable terms, if at all, and increase our borrowing costs, which in turn could impair our results of operations and financial position.
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
•Social, community or labor force disputes resulting in work stoppages or shipping delays, such as at Peñasquito, Cerro Negro, Merian, and Lihir, or related loss of social acceptance of community support;
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
•Failure of mining pit slopes, heap leach facilities, tailings embankments, and other tailing depositions, or water storage dams;
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
Similarly, the current capacity of the TSFs at Cadia should support operations through to the current permitted time period by exhausting capacity within the current Pit TSF ("PTSF") and by constructing a raise to the South Tailings Storage Facility ("STSF"), as has been permitted. Studies evaluating potential options to increase tailings storage capacity are underway, including additional placement of tailings on the North Tailings Storage Facility ("NTSF") and a proposal to construct an extension to the current STSF ("STSFX") to provide capacity to approximately 2050. Cadia is currently approved to continue operations until 2031 and is seeking approval from the NSW Government to extend our mining operations beyond 2031. This is known as the Cadia Continued Operations Project (“CCOP”), of which the construction of the STSFX is a project feature. No assurances can be provided that approvals will be secured.
Merian was able to obtain a Legal Title (the right of leasehold, which is a surface right) to facilitate the expansion of its tailings storage facility (TSF2). This title was granted by the Republic of Suriname in early 2025 under certain conditions as well as commitments to the local community in the area. To maintain this Legal Title in good legal standing, including its extension in due time, it remains important to adhere to the conditions related to the granting of this surface right as well as community commitments in relation to this surface right.
Failure to obtain required land tenure can have serious consequences, including loss of Legal Title in and to mineral and/or surface properties that are owned or controlled by the Company, cessation of operations, project delays or cancellations, increased costs, and potential litigation or regulatory action. Any of these outcomes could materially and adversely affect our business, reputation, operational performance, and financial condition. See risk factors under the headings “Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability,” and “Title to some of our properties may be insufficient, defective, or challenged.”

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
Artisanal, small scale and illegal miners have been active on, or adjacent to, some of Newmont’s African and South American properties, including in Peru, Suriname and Ghana in recent years. For example, in Ghana in 2019, illegal miners attacked a field team of security guards employed by a security contractor, tragically resulting in a fatality. While we are working collaboratively with the artisanal miners of the Pamaka Community in Suriname on a program that includes improving mining practices for improved safety, environmental and processing practices as well as alternative livelihood opportunities, this not always possible. Illegal mining, which involves trespass and occupation of exploration, development, and operating properties present significant security, safety, legal, and environmental risk, which could result in a security threat to human life, infrastructure, and equipment, and lead to the loss of legal title, environmental liabilities, possession, or use of Newmont's land tenure. The illegal miners from time to time have clashed with security staff and law enforcement personnel who have attempted to move them away from the facilities. Although, under certain circumstances, artisanal mining may be a legally sanctioned activity, artisanal mining is also associated with a number of negative impacts, including environmental degradation, poor working practices, erosion of civil society, human rights abuse and funding of conflict. The environmental, social, legal, safety and health impacts of artisanal and illegal mining are frequently attributed to formal large scale mining activity, and it is often assumed that artisanally-mined gold is channeled through large-scale mining operators, even though artisanal and large-scale miners normally have separate and distinct supply chains. These misconceptions impact negatively on the reputation of the industry. The activities of the illegal miners could cause damage to Newmont’s properties or result in inappropriate or unlawful use of force for which Newmont could potentially be held responsible. The presence of illegal miners could lead to exploration and project delays and disputes regarding the development or operation of commercial gold deposits. Illegal mining could also result in lost gold production and reserves, mine and development stoppages, and have a material adverse effect on financial condition or results of operations or project development. Finally, it is difficult to separate potential or actual environmental impacts from Newmont's activities from those of artisanal miners who have illegally accessed and are operating on our land tenure. This can cause both reputational and compliance challenges.
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
Tailings Storage Facilities and Dust Emissions at Cadia
Tailings deposition was suspended at Cadia Holdings Pty Ltd’s (“Cadia Holdings”) tailings storage facilities in March 2018 following an embankment slump of its NTSF. Use of the NTSF is subject to a prohibition notice issued by the NSW Resources Regulator and deposition is expected to remain suspended until repairs of the NTSF wall are completed. In December 2019, Cadia Holdings received approval from the New South Wales Department of Planning and Environment (the “NSW DPE”) to fully utilize the decommissioned Cadia Hill mine pit for deposition of thickened tailings. In December 2021, the NSW DPE granted approval to increase the permitted processing capacity from 32 to 35 million tonnes of ore in a calendar year. Such approval is subject to certain conditions, including that Cadia Holdings commission and publish an independent air quality audit report that includes a description of the details and scheduling of all reasonable and feasible best practice measures that are being implemented by Cadia Holdings to minimize off-site air quality impacts of the mine.
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
In August 2023, the NSW EPA commenced proceedings in the Land and Environment Court of NSW (the “NSW Land and Environment Court”) against Cadia Holdings, alleging that air emissions from Cadia in March 2022 exceeded the standard of concentration for total solid particles permitted under applicable laws due to the use of surface exhaust fans at the mine. On September 29, 2023, Cadia Holdings entered a plea of guilty and the NSW Land and Environmental Court listed the case for a sentencing hearing on March 28, 2024. On October 13, 2023, the NSW EPA commenced additional proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two additional contraventions of applicable air emissions requirements in November 2021 and May 2023 and two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. On November 24, 2023 Cadia Holdings entered a plea of guilty to the two additional charges relating to applicable air emissions requirements the sentencing hearing took place before the NSW Land and Environment Court on June 21, 2024. On March 31, 2025, Cadia Holdings was convicted of three offenses relating to applicable air emissions requirements and the Court ordered Cadia Holdings to pay a penalty of A$350 thousand and pay A$61.5 thousand to the Department of Climate Change, Energy, Environment and Water (the “NSW DCCEEW”) for the Rural Air Quality Monitoring Network funding for a new Dust Track system located in Mudgee NSW. On October 18, 2024, Cadia Holdings entered a plea of not guilty to the proceedings related to alleged air pollution from Cadia Holdings’ tailings storage facilities. The proceedings were withdrawn and discontinued on December 19, 2025, with no order as to costs. Cadia Holdings and the NSW EPA entered into an enforceable undertaking where Cadia Holdings has agreed to pay A$307,500 to the NSW DCCEEW to support the Rural Dust Monitoring Network managed by Climate and Atmospheric Science and the NSW DCCEEW. Cadia Holdings will also pay A$25,000 to the NSW EPA as a contribution to the investigative and legal costs incurred by the NSW EPA in connection with the incidents and with respect to negotiating and entering into the enforceable undertaking. The NSW EPA continues to monitor Cadia’s operations and EPL compliance.
Failure to maintain compliance with applicable law or Cadia Holdings’ EPL may result in the NSW EPA suspending or revoking Cadia Holdings’ EPL, seeking court orders or issuing additional prevention notices to modify or cease certain activities. Ongoing enforcement, and challenges in maintaining compliance, may impact Cadia Holdings’ ability to secure a future expansion of its project approval to extend the life of mine from 2031 to 2055. In addition, Cadia Holdings has previously been, and may in the future be, subject to prosecutions and penalties for noncompliance with air quality requirements or the terms of its EPL, including in respect of emissions from any vent rise or emissions from the NTSF and the STSF. Operational changes required to achieve or maintain compliance, including reductions in mining rates and other limitations on mining or processing operations, or additional requirements to install costly pollution control equipment, may adversely impact our operating results and financial condition.
Environmental Sampling in the Cadia Area
In early 2023, residents living near Cadia raised concerns about potential impacts to drinking water supplies by various contaminants, including metals such as lead, nickel and copper, which they allege are related to emissions from the vent rises at Cadia, as well as periodic dust emission events at NTSF and STSF. In response to community concerns, the New South Wales Department of Health tested the quality of residents’ kitchen tap water and reported that it was safe to drink. The NSW EPA also undertook a comprehensive water testing program in the local area and the majority of results from the kitchen tap samples show metal concentrations below the Australian Drinking Water Guidelines values. The majority of the instances of non-compliance from both Cadia Holdings’ and the NSW EPA’s sampling programs showed that such instances of non-compliance were influenced by building and plumbing materials.
A particulate characterization study, which was undertaken by the Australian government’s Australian Nuclear Science and Technology Organisation (the “ANSTO”) and commissioned by Cadia Holdings in collaboration with the local community, assessed the PM2.5 dust contribution from Cadia to the regional air shed over a three-year period and concluded that Cadia contributed only a small percentage of soil particulate matter. In fact, soil was determined to be the least significant source of air pollution over the three-year period, contributing less than 10% to the total PM2.5 mass. The ANSTO study also determined that metals of concern recently identified by the community, such as lead, nickel, selenium and chromium, occurred at very low levels in the PM2.5 fraction and did not exceed any national standard. The report is part of a comprehensive suite of independent air and water quality investigations, including with respect to sampling of drinking water sources, air quality monitoring, dispersion modelling and lead fingerprinting, that have been or are being conducted to determine the source of metals within the local airshed and to assess any health risks to the local community, if any, from air emissions from the Cadia mine site.
In 2024, some local residents reported perfluoroalkyl and polyfluoroalkyl Substances (“PFAS”) and other contaminants were allegedly being detected in the river catchment surrounding Cadia. The NSW EPA conducted sampling and the results show PFAS, particularly perfluorooctane sulfonate (“PFOS”) and perfluorooctanoic acid (“PFOA”), at several sites in the river catchment upstream and downstream from Cadia. The NSW EPA sampling program showed that upstream results for PFAS are the major source in the river system. The NSW EPA has placed conditions on Cadia and other EPA license holders in the area to engage an independent consultant to undertake a PFAS site investigations.
In light of these developments at Cadia, and the ongoing approval process to expand the TSF, there is a heightened level of community activism relating to the perceived impact of mining activities on the health of the community, and the condition of residential properties, located in proximity to Cadia. These developments, including community complaints associated with our activities at Cadia could give rise to reputational harm, operational disruptions, civil action, increased regulatory scrutiny of mining activities or delays to project development.
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
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. At the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“UNFCC”) held in Paris in 2015, the Paris Agreement was adopted which was intended to govern emission reductions beyond 2020, and subsequent UN Climate Change Conferences reaffirmed the commitments of the Paris Agreement. Newmont supports the UNFCC goal of limiting global warming to “well below 2oC” compared to pre-industrial levels and plans to transition its operations to meet this goal by 2030, with an aspiration of carbon neutrality by 2050. Material investments and capital expenditures will be required in order to meet our climate targets in the future. Inconsistent implementation or significant delay in the implementation of country-level policy is likely to increase the risk for future regulatory impacts and rapid shifts to low-carbon technologies, including renewable energy use. In addition, the UN Climate Change Conference of the Parties 2024 (COP29) reported several challenges in the transition to renewable energy, including that many countries are not transitioning as quickly as needed, which could jeopardize their ability to meet climate targets. This may cause competition for renewable resources, which may lead to increased costs and reliability issues for Newmont.
Policy and regulatory risk related to actual and proposed changes in climate-, nature-, and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, venture partners and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may cause us to incur higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation obligations. For example, operational and capital expenses are expected to increase in order to meet renewable portfolio standard requirements from current costs over the next 10 years in Australia, Canada, Mexico and the Carbon taxes, fuel switching and the transition to cleaner purchased power and/or on-site renewable energy generation will require significant upfront capital expenditures and may also increase operating costs. As another example, the carbon tax in Canada of C$80/tonne of CO2 set to increase to C$170 by 2030, is impacting operating costs at our Canadian operations. We expect the potential for similar tax increases in other jurisdictions. Additionally, we do not maintain insurance policies against such climate-related risks or taxes.
The development and deployment of technological improvements or innovations will be required to support the transition to a low-carbon economy, which could result in write-offs and early retirement of existing assets, increased costs to adopt and deploy new practices and processing including planning and design for mines, development of alternative power sources, site level efficiencies and other capital investments. Our investments in these technologies may also expose us to legal, operational and reputational and other risks. The pace of development of such technologies may be inadequate, such technologies may be insufficient, and we may not be able to deploy such technologies at a commercial scale. We will also consider the limited use of carbon neutralization or offsets in the future for hard to abate emissions to assist in meeting our 2050 carbon neutral ambition, and there may be an insufficient supply of offsets to achieve our goals.
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
Our ability to meet our climate strategy goals and aspirations, including our Scope 1, Scope 2, and Scope 3 emissions targets, is subject to numerous risks and uncertainties and relies on, among other things, our ability to invest in emissions reduction projects, our ability to implement operational changes and the availability of technology to achieve such commitments and goals. In addition, our ability to achieve our Scope 3 emissions targets remains highly uncertain and is subject to the actions of entities not within our control. There is also a risk that some or all of the expected benefits of achieving such targets and goals may fail to materialize within our anticipated time frames or at all. Investors and other stakeholders may not agree with our climate strategy, and we also face pressure from some in the investment community and certain public interest groups to limit the focus on ESG in our decision-making, arguing that ESG considerations do not relate to financial outcomes. A failure to meet our climate strategy targets and goals and/or societal or investor expectations could result in damage to our reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to our ability to conduct our operations and develop our projects, which may result in a material adverse impact on our business, financial position, results of operations, and growth prospects. Further, the interest rate of Newmont’s $1 billion aggregate principal amount of 2.6% Sustainability-Linked Senior Notes due 2032 is linked to Newmont’s performance against certain ESG commitments regarding 2030 emissions reduction targets and the representation of women in senior leadership roles target. As such, a failure to meet our climate and sustainability targets will result in further expense.
Our targets are unique to our business, operations and capabilities, which do not easily lend to benchmarking against similar sustainability performance targets, and the related performance, of other companies. In addition, our climate-related targets are aspirational and subject to change, and reflect assumptions that are necessarily uncertain and may not be realized. We continue to review and revise our approach, and our targets may be further adjusted to align with future updates to our approach. The acquisition of Newcrest Mining Limited in late 2023 required that we recalculate the target baseline years and trailing years GHG emissions data pursuant to our publicly disclosed greenhouse gas emissions calculation methodology framework. Additional rebaselining was required to reflect Newmont’s portfolio following the sale of non-core operating assets in 2025, and may be required again in the future. We are continuing to review our targets and roadmap which may result in additional adjustments in the future. Additionally, the methodologies that we use to calculate our Scope 1, Scope 2 and Scope 3 GHG emissions may change over time based upon changing industry standards, which may impact, positively or negatively, our ability to satisfy our targets, which could in turn adversely affect our reputation. Any major acquisition, merger, consolidation or divestiture or any series of related acquisitions, mergers, consolidations or divestitures, by or involving us, may impact our ability to achieve our targets and commitments. There is currently no generally accepted global definition (legal, regulatory or otherwise) of, nor market consensus as to what criteria qualify as, “green,” “social,” “sustainable” or “sustainability-linked” (and, in addition, the requirements of any such label may evolve from time to time), and therefore no assurance is or can be given that Newmont will meet any or all investor expectations.
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
Physical risks related to extreme weather events such as extreme precipitation, flooding, longer wet or dry seasons, flooding and drought conditions, increased temperatures, sea level rise, landslides, mine flooding, tsunami, geysers and outbursts, avalanches, landslides, wildfires or brushfires, or more severe storms may have financial implications for the business. In particular, the effects of changes in rainfall and intensities, water shortages and changing storm patterns have from time to time adversely impacted, and may in the future adversely impact, our costs, production levels and financial performance. For example, we experienced severe flooding in early 2017 at our Tanami mine in Australia which led to shutdown of operations for several weeks. In 2019, Tanami completed the construction of a natural gas pipeline to deliver fuel to the site to replace diesel fuel that is trucked to the site on roads that regularly flood due to increasing seasonal rainfall. Our operations in Suriname and Peru have also experienced delays in connection with the delivery of key production supplies due to temporary flooding. In 2019, Cadia experienced droughts, which resulted in temporary process plant water shortages and lower processed volumes. In 2023, Lihir’s operating and financial performance was impacted by lower feed grade reflecting a higher proportion of low grade material being processed in the second half of the year, following extreme rainfall that limited pit access and caused materials handling issues at the mine crusher. This followed prolonged drought conditions across the province of New Ireland in PNG, where Lihir is located, which resulted in limited raw water supply to Lihir. Floods and wildfires have also occurred near Cadia and Red Chris in recent years. In late 2025, a bushfire that began in mid‑December affected the area surrounding our Boddington operations in Western Australia, resulting in a temporary suspension of operations. While major infrastructure remained secure and undamaged due to established bushfire preparedness protocols, portions of the site’s water supply infrastructure were impacted.
There is also the potential for disruption to transport routes associated with the distribution of our products. For example, Brucejack’s glacial access road, which is an essential means of entering that mine site, may be subject to a risk of thawing due to the potential for an increase in average temperatures, which may be related to climate change. Conversely, heavier‑than‑normal snowfall and severe winter storm conditions have the potential to obstruct transport routes and access roads to Brucejack and Red Chris. Severe storm events can also result in unpermitted off-site discharges, slope instability, mine pit erosion and structural failures, tailings storage facility overtopping and other impacts, including water storage and treatment facility capacity considerations. Extended dry seasons or unseasonal dry conditions could exacerbate dust generation from operating activities that may require additional controls for continued operation or result in compliance breaches. Changing climatic conditions may also affect the likelihood of meeting closure success criteria and require adjustments to mine site rehabilitation and closure plans. The higher potential for extreme heat conditions may affect equipment efficiency. For additional information, see risk factors under the headings “Our operations and projects are dependent on the availability of sufficient water supplies and subject to water-related risks” and “Our Company and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges, which could adversely impact our production and profitability.”
Such events can temporarily slow or halt operations due to physical damage to assets, reduced worker productivity for safety protocols on site related to extreme temperatures or lightening events, preservation of resources such as water, worker aviation and bus transport to or from the site, and local or global supply route disruptions that may limit transport of essential materials, chemicals and supplies, which could have an adverse impact on our results of operations and financial position. Additional financial impacts could include increased capital or operating costs to increase water storage and treatment capacity, obtain or develop maintenance and monitoring technologies, increase resiliency of facilities and establish supplier climate resiliency and contingency plans.
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
Newmont and the mining industry are facing continued geotechnical, geothermal and hydrogeological challenges due to the older age of certain of our mines and a trend toward mining of more complex deposits, the use of deeper and larger pits and the use of deep, bulk or selective underground mining techniques. This leads to higher pit walls, more complex underground environments and increased exposure to geotechnical instability and geothermal and hydrogeological impacts. As our operations are maturing, the open pits at many of our sites are getting deeper and we have experienced geotechnical failures (such as pit wall and slope failures) at some of our mines, including, without limitation, at our operations in Australia, Ghana, Peru, Canada, and at NGM, in Nevada. See also the risk factor under the heading “Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate in order to maintain operations.”
Additionally, there are a number of risks and uncertainties associated with the block cave mining methods applied at Cadia, in New South Wales, Australia. These risks include a cave not propagating as anticipated, excessive air gaps forming during the cave propagation, unplanned ground movement occurring due to changes in stresses released in the surrounding rock and larger or more frequent mining-induced seismicity than anticipated. Additionally, during cave establishment and propagation, higher levels of seismic activity, and higher likelihood of damage to excavations from seismic events, are expected. This has been observed during the cave establishment phase of Cadia’s PC2-3 project and is expected during the establishment of Cadia’s PC1-2 project in the coming years. Such seismic events and associated damage may require changes to the mining plan and upgrades to ground support systems, which could take several months. Large seismic events may also occur after cave establishment and propagation and during steady state caving, although the likelihood of this is lower. Excessive water ingress, disturbance and the presence of fine materials may also give rise to unplanned releases of material of varying properties and of water through drawbells. Cadia recorded sudden unplanned releases of both dry fine ore material and wet mud material through drawbells in 2023. In addition, in June 2025 two fall of ground incidents occurred in the access way to the underground work area of a non-producing project at the Red Chris Mine in British Columbia, Canada.
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
In addition, Newmont has both operational (active and inactive) and closed tailings storage facilities ("TSFs") in a variety of climatic and geographic settings. Annually, Newmont manages and disposes approximately 150 million tonnes of milled rock slurry, referred to as tailings, that are placed within engineered or surface containment facilities, or placed as structural backfill paste in underground mines (e.g., Tanami). Newmont has experienced seepage and/or localized instability at TSFs which required us to re-evaluate our emergency response systems and make modifications to our TSFs. Issues with TSFs, such as instability, failure and/or seepage could occur in the future, and Newmont conducts detailed risk assessments considering potential failure modes to support understanding and development of risk mitigation measures in accordance with the As Low As Reasonably Practicable principle. The failure of a TSF embankment or a water storage dam at one of our mine sites could cause severe, and in some cases catastrophic, property and environmental damage and loss of life. For example, in early 2019, the extractive industry experienced a large-scale tailings dam failure at an unaffiliated mine in Brazil, which resulted in numerous fatalities and caused extensive property, environmental and reputational damage. Recognizing this risk, Newmont continues to review and refine our existing practices and, as a member of the ICMM, commits to implementation of the GISTM. Work is underway to bring all TSFs in our portfolio into conformance with the GISTM. Conformance with the GISTM as well as improved understanding of our tailings risks and requisite mitigation remains on-going and has and may continue to result in increases to our estimated sustaining costs and closure costs for existing tailings facilities. Despite these efforts, no assurance can be given that TSF failure events will not occur in the future.
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
As our operations move to reduce our GHG emissions, renewable power sources and technology at our operations will continue to be evaluated and implemented. Such transitions are likely to require capital expenditures and may result in additional costs. Certain of our operations may also become more dependent upon access to electrical power supply as certain mines advance projects aimed at the electrification of large haulage fleets. The availability to access renewable power (with greater competition) and the readiness of technology to support decarbonization with the timeframe of the 2030 and 2050 targets remains subject to uncertainties, which could impact ability to achieve targets. See the risk factor above under the heading “Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.”
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
Our Peñasquito operation is situated in an area with high baseline water stress. Peñasquito in Mexico takes its water supply from the Cedros Aquifer which has limited and declining yield as it is located in a dry and arid area that is prone to drought, and also is relied upon by nearby communities as a water supply for drinking water and agriculture. The water supply at Peñasquito is thus subject to a significant degree of regulatory and community scrutiny, and increased costs, and Peñasquito has made long-term commitments to provide safe community water supplies.
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
Increased precipitation and severe storm events may potentially impact tailings storage facilities in the future by exceeding water management capacity, overtopping the facility, and/or undermining the geotechnical stability of the structure. We have experienced impacts at various sites in recent years due to heavy rainfall and severe storms. For example, in 2022, Yanacocha experienced heavy rainfall, above average historical levels, which resulted in significant water balance stress and required active emergency management. Refer to Note 24 to the Consolidated Financial Statements under the heading Environmental Matters - Minera Yanacocha S.R.L, for additional information. Increased amounts of water may also result in flooding of mine pits, maintenance and storage facilities; or may exceed current water management and treatment capacity to store and treat water, physical conditions resulting in an unintended overflow and discharge either on or off of the mine site property. See the risk factor above under the heading “Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for additional information.
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
For more information on the Company’s reclamation and remediation liabilities, refer to Notes 6 and 24 to the Consolidated Financial Statements, and the risk factor under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made.”
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
•Royalty and tax increases or claims, including retroactive increases and claims and requests to renegotiate terms of existing investment agreements, contracts of work, leases, royalties and taxes, by governmental entities, including such increases, claims and/or requests by the governments of Argentina, Australia, Canada, Chile, the Dominican Republic, Ecuador, Ghana, Mexico, Papua New Guinea, Peru, Suriname, the State of Colorado and the State of Nevada in the U.S.;
•Changes in laws or regulations in the jurisdictions in which we operate, including in changes resulting from changes in political administrations;
•Risk of increased taxation related to impacts to government revenue as a result of challenging socioeconomic conditions, including recessions and/or in connection with heath and community emergencies, such as pandemics, epidemics or outbreaks, and climate events;
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
We have operations and conduct business in a number of jurisdictions, which may increase our susceptibility to sudden tax changes. For instance, a 12% export duty was imposed by the Argentina government in 2018, revised down to 8% thereafter, however, with the election of new government in 2023, the rate is now currently 0%. The state of New South Wales, Australia, passed 2023 legislation that imposes an increased stamp duty which materially affected the Newcrest transaction. Also in Australia, the Debt Deduction Creation Rules, introduced during 2024 and which will first apply to the 2025 year, could have the potential to limit the tax deductibility of intercompany interest expense. In the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little clarity on how the taxes are to be calculated. Ecological tax agreements were executed which provided clarity for 2021 to 2024, after which, the Company, along with other companies in the State of Zacatecas, continue to need to engage with governmental authorities to understand how the environmental tax would be levied year-over-year. The current governmental authorities are currently seeking to renegotiate the scope and manner of tax calculation for purposes of the 2025 to 2027 tax period, which includes request for expansion of taxable volumes of extracted materials. The Company continues to engage with the government to align renewal terms with the prior agreements. However, if the change to tax extraction volumes is imposed by the government, it would result in significantly higher tax obligations and would materially impact financial results. With the expected election of state governor in 2027, a change in government authorities will also result in more uncertainty of this environmental tax calculation in future years. Also, in Mexico, a 2021 tax reform bill passed which eliminated the tax benefit to offset mining fees with mining tax. Furthermore, a new Economic Plan for 2022 was enacted. While the changes under the plan are not substantive in nature (in the sense that they do not create new taxes or increase applicable rates), they may increase the future cost of our compliance and pose additional uncertainties in application of the law and further reforms could be proposed in the future. Further, the Mexican government has increased the mining tax rate from 7.5% to 8.5%, and 0.5% to 1% for gold, silver, platinum sales, both effective on January 1, 2025, which remains in effect but subject to potential change in the future. In Australia, the policy of allowing mining companies to benefit from fuel tax credits has been under increasing pressure, any changes to related regulations would impact the Company. In the United States, at the federal and state level, regulatory changes which may be implemented in the area of tax reform remain uncertain and may adversely affect companies in the mining sector. For example, NGM could be impacted by the resolutions brought to the State of Nevada Legislature to amend the State Constitution to increase mining taxes. An example of this was the passing of Assembly Bill 495 in 2021 that results in a new excise tax on mining companies engaged in the business of extracting gold and silver in the state of Nevada. In 2024, Pillar II has been enacted in a number of countries. The Pillar II agreement was signed by 138 countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. As Newmont primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to its financial statements. A number of changes in the laws, regulations and policies in PNG have recently been proposed or are currently being considered. See the risk factor under the heading “Our operations at Lihir and project at Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties.” Taxation laws and other regulations of the jurisdictions in which we operate are complex, subject to varying interpretations and applications by the relevant tax authorities and subject to changes and revisions in the ordinary course. It is difficult to predict whether proposed changes to regulations will be passed or to what extent they will impact the Company. Any additional and/or unexpected taxes imposed on us could have a material and adverse impact on our Company. See also the risk factor under the heading “Our operations and projects are subject to a range of risks related to transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy” for a discussion of uncertainties and potential tax increases in connection with climate change considerations.
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
In addition, when governments struggle with deficits and concerns over the potential and actual effects of depressed economic conditions, many of them have in the past, and may in the future, target the mining and metals sector in order to raise revenue. Governments are continually assessing the fiscal terms of the economic rent for a mining company to exploit resources in their countries. Numerous countries have implemented changes to their mining regimes that reflect increased government control over or participation in the mining sector, including, but not limited to, changes of law affecting foreign ownership and takeovers, mandatory government participation in mining enterprises, taxation and royalties, working conditions, rates of exchange, exchange controls, exploration licensing, export duties, requirements to sell to the government, repatriation of income or return of capital, environmental protection, as well as requirements intended to boost the local economy, including usage of local goods and employment of local and community staff or contractors, among other benefits to be provided to local residents. The effects of the various requirements and uncertainties related to the economic risks of operating in foreign jurisdictions cannot be accurately predicted and could have a material adverse effect on our financial position or results of operations. Some concern exists with respect to investments in parts of the world where civil unrest, war, nationalist movements, political violence or economic crises are possible. These countries may also pose heightened risks of expropriation of assets, business interruption, increased taxation or unilateral modification of concessions and contracts. We do not maintain insurance policies against political risk. Occurrence of events for which we are not insured may affect our results of operations and financial position.
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
The prior Central Government of Peru supported responsible mining as a vehicle for the growth and future development of Peru. However, following the presidential election in 2021, there has been considerable political unrest in Peru. In a close and contested election, Pedro Castillo was declared the president-elect of Peru in July 2021, which resulted in a period of protests, unrest and uncertainty around the political and social environment in Peru and Cajamarca. Amidst political turmoil and instability, Castillo was ultimately removed from office in late 2022 due to his attempt to dissolve the legislative body and install an emergency government. Political turmoil and division has continued in Peru as protest and demonstrations against the current President Dina Boluarte escalated in early 2023 resulting in clashes with security forces and violence. In October 2025, the Congress declared the vacancy of President Dina Boluarte, assuming the presidency of José Jerí, making him the eighth Peruvian president in less than a decade. In February 2026, Peru's Congress voted to impeach José Jerí, resulting in further political uncertainties. General elections are scheduled to be held in Peru in April 2026, which will also be impactful to the political and social environment in Peru.

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
We hold a 75% interest in the Merian gold mine (“Merian”) in the mid-eastern part of Suriname. Suriname has experienced political instability and uncertainty in the past which may continue in future years. Suriname is faced with high debts to foreign creditors, significant inflation rates and has experienced, and may in the future experience, a hyperinflationary economy. Significant devaluation of the Surinamese dollar against the U.S. dollar in recent years has resulted in an increase of the prices of certain goods and services within Suriname, including without limitation, the price of fuel, which had been subsidized by successive governments. The government of Suriname passed a new law to introduce Value Added Tax, which came into effect in 2023 and has drastically increased the cost of living and negatively impacts the purchasing power of the residents of Suriname, including our employees. These impacts and negative economic trends can cause social unrest, which may present risks for our operations in Suriname.
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
The government of Suriname previously exercised an option to participate in a fully-funded 25 percent equity ownership stake in Merian. Suriname manages its participation through Staatsolie Maatschappij Suriname N.V. (“Staatsolie”), a Surinamese corporation with the Republic of Suriname as sole stockholder. If Staatsolie does not have sufficient funds or borrowing ability to make their capital commitments in accordance with the terms of the partnership agreement, our operations in Suriname could be impacted. See the risk factor under the heading “Future funding requirements may affect our business, our ability to pay cash dividends or our ability to engage in share repurchase transactions.” Earlier in this section under “Risks Related to Our Business.”
The government of Suriname has amended its immigration laws such that business visas can no longer be used for rotational expatriates, and a residence permit will be required from Q4 2025 on. The process and requirements for approval of residence permits have also been heightened. The restrictions on expatriates may impact our ability to hire and retain skilled and experienced workers for core technical roles. Additionally, collective agreement negotiations has been protracted for eighteen months as at December 2025 and currently at the mediation board stage. Inability for both parties to reach agreement poses risk of labor unrest, strikes and business continuity. See "Risks Related to Our Workforce" for additional information on labor risks.
Our operations at Ahafo South and Ahafo North in Ghana are subject to political, economic and other risks.
Newmont operates in Ghana pursuant to a Revised Investment Agreement ratified by Ghana’s Parliament in 2015, which established a fixed fiscal and legal regime, including fixed royalty and tax rates, for Newmont operations in Ghana. The tenure of the Revised Investments Agreement is linked to the mining leases. The financial and tax stability periods established by such agreements expired on December 31, 2025 which results in loss of tax advantages and tax protection. Upcoming Regulatory changes in the mining law, the royalties, and the local content enhancement provides exposures for the future.
Ghana is showing signs of economic recovery from the worsening socioeconomic conditions in recent years. The recovery has been marked by decline in inflation from 23.8% in December 2024 to 5.4% in December 2025; the Ghana cedi has appreciated by 29% year-to-date as of December 2025; building up of international reserves and renewed investor confidence. Ghana’s sovereign credit ratings have recently been upgraded by Fitch, S&P, and Moody's reflecting the progress being made in its economic recovery. In spite of the positive economic recovery, the country continues to be under the IMF program for support, signaling progress but not completely out of the conditions that got Ghana to seek an IMF support program. The Government continues to be under pressure for more revenue generation, keeping in place levies such as the Growth and Sustainability Levy (introduced in 2023) and the Emissions Levy and VAT on electricity. The Government of Ghana has announced plans to amend the country’s mineral royalty regime by replacing the current maximum 5% royalty rate with a sliding scale ranging from 5% to 12%, linked to prevailing gold prices. The proposed amendment was submitted to Parliament in December 2025, and is expected to be considered when parliamentary sessions resume in early February 2026. If enacted, the revised royalty framework could increase the Company’s operating costs at its Ghanaian operations, particularly during periods of higher gold prices. The timing, final structure, and implementation mechanisms of the proposed regime remain uncertain.
Other risks include impacts to supply chain, restrictions and local procurement requirements under local content regulations. In January 2025, the Minerals Commission published the 6th edition of the Local Procurement List which includes a prohibition on mining by mining lease holders and requiring surface mining operations to be outsourced to companies with 100% Ghanaian stockholders and directors and underground operations to be outsourced to companies with 50% Ghanaian stockholders and directors. The Ghana Chamber of Mines, of which Newmont is a member, is reviewing the list and continues to engage the government to revise its position on this prohibition on owner mining. Additionally, there is a risk of increase in key commodity prices, more restrictive local banking requirements including requirements for repatriation of proceeds to banks domiciled in Ghana, limitations on capacity of banks to provide reclamation bonds, requests for further local employment requirements, requests for contract renegotiation and increases in contract rates and other costs. The government may grant artisanal mining rights or alternative mining rights, such as sand and gravel, in locations in which the Company has tenure rights, but no active operations, impacting the Company’s non-operational land positions. Economic setbacks and anti-mining sentiment can also result in an increase in community frustration and friction with artisanal small-scale mining resulting in conflicts, which can negatively impact our operations in Ghana.
Our operations in Argentina are susceptible to risk as a result of economic and political instability in Argentina and labor unrest.
With the election of a new President at the end of 2023, the economic environment in Argentina has experienced stabilization during 2024 and 2025. Although inflation was drastically reduced, it still is at a high level and will remain as a challenge. In October 2025, the National Government won the mid-term elections which considerably increased its representation in Congress, giving the Government more power to push the reforms in 2026. Despite this result, there continue to be risks relating to the uncertain and unpredictable political and economic environment in Argentina, especially at the provincial level in Santa Cruz where our Cerro Negro mine is located. Argentina’s central bank instituted a number of foreign currency controls in an effort to stabilize the local currency. Although some flexibility has been introduced, major restrictions and controls remain in place. For information on Argentina’s foreign currency controls and their effect on our operations, see the section titled “Foreign Currency Exchange Rates” in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations. Maintaining operating revenues in Argentine pesos could expose us to the risks of peso devaluation and high domestic inflation.
In January 2026 the Argentinian province of Santa Cruz enacted the 90/10 employment law with the goal to ensure that local residents receive the majority of jobs in key industries, including mining. If required to comply, Newmont’s operations in the Santa Cruz Province would be required to employ 90% of its workforce from the Santa Cruz Province. Exceptions may be provided, subject to government discretion, and there is no guarantee this requirement can be met due to the lack of local technical resources.
In recent years, we experienced work stoppages by miners represented by unions at the Cerro Negro Mine. Disruptions may arise again in the future with the unions at the Cerro Negro mine that could adversely affect access to, and operations at, the Cerro Negro Mine. Collective agreements for two Unions are due for negotiations in the first quarter of 2026. For more information see the risk factor under the heading “Our business depends on good relations with our employees.”
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
In October 2021, Prime Minister Marape announced proposed legislation which, if enacted, would regulate the export of gold from PNG and require that mining companies operating in PNG refine gold with a new national mint. At this stage, it is unclear whether this proposed legislation will become law and, if so, when it would take effect. In addition, in June 2023, the PNG government released a new national gold bullion policy setting out the government’s objective of establishing a domestic gold bullion program to refine gold, hold gold reserves and eventually enter into trading in the world gold market. It is unclear when or how the new national gold bullion policy will be implemented, and how the policy will interact with the legislation proposed in 2021, if it is eventually passed into law. Under the terms of the Lihir mining development contract, we may be required to refine a portion of our Lihir gold production within PNG if certain quality and security requirements are met and the terms offered are commercially competitive, but Lihir is otherwise free to enter into arms’ length refining contracts with refineries outside of PNG.
The PNG government has recently enacted a new Income Tax Act 2025 (the “NITA”) which replaces the existing PNG Income Tax Act 1959. The NITA came into force from January 1, 2026. The NITA has been introduced with limited consultation and transition to the new regime is expected to create uncertainty in the medium-term. Key regulations and other key ancillary pieces of legislation have not been enacted at this time and it remains uncertain how any such regulations and other ancillary legislation will impact Lihir and Wafi-Golpu. Any adverse changes to the tax laws and regulations will affect Lihir because its Mining Development Contract does not provide protection against income tax law change. Such changes may also affect Wafi-Golpu depending on the terms of any project agreements that may be entered into with the PNG Government.
There is also the potential for legal challenges to the Wafi-Golpu permitting process as it progresses towards completion, including by PNG provincial governments, landowner groups, and civil society organizations. For example, in March 2021 the Governor of the Morobe Province commenced judicial review proceedings against the State of PNG, and in December 2022 a civil society group and certain residents of the areas surrounding Wafi-Golpu commenced their own litigation in relation to the same matter, each challenging the December 2020 grant of the environmental permit for Wafi-Golpu. Both reviews are still to be determined, however, a decision in relation to the review commenced by a civil society group is expected imminently. The outcome of such legal challenges may adversely impact the Wafi-Golpu permitting process. In addition, WGJV is currently engaging with the State of PNG to progress the permitting of Wafi-Golpu and has commenced discussions relating to its application for a special mining lease, which was submitted to the PNG Mineral Resources Authority in 2016. In April 2023, WGJV signed a Framework Memorandum of Understanding with the State of PNG, which confirmed the parties’ intent to proceed with the project at Wafi-Golpu, subject to finalizing the permitting process and approvals of the boards of both Newcrest (now Newmont) and Harmony Gold, and progress toward signing a mining development contract, which is a prerequisite to granting a special mining lease. The timing for the completion of these discussions remains uncertain, and there is no assurance as to their outcome.
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
First Nations have made claims in respect of Indigenous rights and title to substantial portions of land and water across Canada, which could impact our exploration projects, and operations at Red Chris and Brucejack. Some of these claims are made outside of treaty and other processes. The effect of such claims on any particular area of land will not be determinable until the exact nature of historical use, occupancy and rights to such property have been clarified, whether by a decision of the Canadian courts or definition in a treaty or otherwise. First Nations throughout Canada are seeking settlements with respect to these claims, including compensation from governments, and are seeking rights to regulate activities by companies within their traditional territories. The effect of these claims cannot be estimated at this time. The federal and provincial governments in Canada have been seeking to negotiate settlements with respective groups in order to resolve many of these claims, and the government routinely delegates procedural aspects of its duty to consult the First Nations to project proponents, particularly with respect to the permitting process.
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
Additionally, the government of British Columbia has committed to reform the Mineral Tenure Act, which governs the acquisition and holding of mineral tenures in British Columbia, in consultation with First Nations and First Nation organizations. This follows challenges by several First Nations in British Columbia against the “free entry” mineral staking regime in the province and a September 2023 Supreme Court of British Columbia decision that held that the province of British Columbia has a duty to consult Indigenous groups when registering mineral claims under the Mineral Tenure Act within their traditional territories. As part of these reforms, in March 2025, the government of British Columbia introduced a new mineral claims application process which requires the government to under take consultation with First Nations before new claims are registered. However, a broader reform to the Mineral Tenure Act is expected as part of the government’s initiative to align provincial laws with UNDRIP principles. As this reform work remains on-going, the impacts of these developments on the acquisition and renewal of mineral tenures in British Columbia are not yet known.
Risks Related to Our Workforce
Our business depends on good relations with our employees.
Production at our mines is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. Due to union activities or other employee actions, we could experience labor disputes, work stops or other disruptions in production that could adversely affect us. For example, in recent years, there have been work stoppages by miners represented by unions at our Peñasquito, Cerro Negro and Merian mines, which have disrupted operations. Certain regions in which we operate, including Latin America and Caribbean, have witnessed notable trends in labor relations, including increasing emphasis on workers' rights and labor protections. Governments and civil society organizations have been advocating for improved labor standards, wages and working conditions, leading to the implementation of new labor laws and regulations in a number of jurisdictions. Additionally, collective bargaining has gained prominence as a means to negotiate and secure favorable terms for workers.
At December 31, 2025, various unions represented approximately 26.6% of our employee workforce worldwide. In 2022, Newmont implemented a new employment model in Ghana converting permanent employees into two-year fixed term contracts. Although 99.8% of eligible employees accepted the new fixed term contract and received severance for their years of service, following implementation of the new employment model, the two unions requested and were granted new collective bargaining certificates from Ghana’s Chief Labor Officer for bargaining rights for the class of workers to be represented. The two unions are litigating for bargaining rights to be determined based on verification of membership numbers resulting in targeted efforts to increase membership and a writ of summons was issued by the Ghana Mine Workers Union and the suit is ongoing. In Peru, our two labor agreements expire in 2026 and 2027. In Suriname, the collective bargaining with the union for our Merian mine was entered into in 2023, and expired in April 2025. The negotiations with the union commenced in December 2024 and are currently at the mediation stage. In Argentina two collective agreements will be due for renewal in the first half of 2026. In Mexico, following negotiations, we reached a profit sharing agreement in 2022 whereby union represented workforce will participate in uncapped profit-sharing bonus up to 10%, which resulted in increased labor costs. A collective bargaining agreement expired in 2024 and in October 2024 Newmont Peñasquito and the National Union of Mining, Metal, Steel, and Allied Workers of the Mexican Republic (the "Union") agreed on a new Collective Bargain Agreement (CBA) for 2024-2026, and negotiations for a new agreement is planned to commence in the first half of 2026 reflecting the mutual commitment of all parties. Red Chris has a unionized workforce and has a collective agreement in place from April 2025 until April 2029. One provision of the Red Chris CBA is still being resolved through arbitration. A new employee enterprise agreement was negotiated at Cadia in 2025, with a nominal expiry date in 2029. A failure to successfully enter into new contracts or resolve ongoing union complaints could result in future labor disputes, work stoppages or other disruptions in production that could adversely affect our operations and financial performance. Future disputes at the Company’s operations, projects or joint ventures may not be resolved without disruptions.
Our Peñasquito operation in Mexico is subject to social, political, regulatory, and economic risks.
Our Peñasquito operation has in the past, and may in the future, be affected significantly and adversely by social, political, regulatory, or economic developments in Mexico. A wide range of general and industry-specific Mexican federal and state environmental laws and regulations apply to our operations. These laws and regulations are often difficult and costly to comply with and carry substantial penalties for non-compliance. For example, in the State of Zacatecas, Mexico, environmental taxes became effective in 2017 with little clarity on how the taxes are to be calculated. The Company, along with other companies in the State of

Zacatecas, continue to need to engage with governmental authorities to understand how the environmental tax would be levied year-over-year, which could result in significant increases in tax amounts. See the Risk Factor under the heading “New or changing legislation and tax risks in certain operating jurisdictions could negatively affect us” for additional information. Additionally, in May 2023, the Mexican government published several amendments to laws relating to the country's mining industry, which includes changes to Mexico's Mining Law, National Waters Law, General Law of Ecological Equilibrium and Environmental Protection and General Law for the Prevention and Integral Handling of Wastes (“Mining Reform”). The Mining Reform has added significant uncertainty for foreign investors in Mexico and companies operating in the mining sector, including Newmont. As a result of the Mining Reform, we expect that it will be more difficult for us to access/maintain rights to land and water, thereby negatively impacting our mining activities within Mexico, raising concerns around exploration programs, security of concessions, and out of cycle community negotiations. If political and regulatory trends continue in a manner that is increasingly less supportive of mining, it will have an adverse impact on our operations and financial results. In June 2023, the Company filed an injunction (Amparo) against the reforms, and was served with a provisional suspension to the applicability of several provisions of the Mining Reform on January 2024, which remains pending resolution. Additionally, in February 2024, Mexico's president presented before parliament a series of new constitutional reforms. The proposed reforms include a possible ban on the granting of open pit mining concessions and banning activities related to the exploration, exploitation, benefit or use of minerals or metals using open pit mining methods, and potential limitations on water concessions in certain areas of the country. If proposed reforms were to be enacted it could materially impact our exploration activities and operations at Peñasquito and adversely impact financial results. In December 2025, a decree issuing the General Waters Law and amendment to the National Waters Law was enacted, which could negatively impact the Company and its operations in Mexico if the Company requires additional volumes to those under its current concessions. Potential impacts include restrictions on transfer of water volumes among concessionaires and other water volume limitations.
Production at our Peñasquito operation is dependent upon the efforts of our employees and, consequently, our maintenance of good relationships with our employees. In recent years, we have had several disputes with the Union. Following negotiations in 2022, Newmont and the Union reached a CBA in June 2022 whereby Union represented workforce will participate in uncapped profit-sharing bonus up to 10%, which resulted in increased labor costs. In June 2023, the Union made claims regarding violations of legal regulations and labor agreements (which the Company refuted) and notified the Company of a strike action demanding an increase in the uncapped profit-sharing benefit provided for in the CBA that represented a 100 percent increase equivalent to a 20 percent instead of 10 percent profit-sharing. The Company urged the Union to abide by the mutually agreed CBA and engaged in dialogue with the Union and the government, but the disagreement remained unresolved until October 2023 when the parties reached a definitive agreement to end the strike. Per the agreement, the Company paid Peñasquito workers a fixed amount equivalent to approximately 60% of wages for the duration of the strike, and an additional bonus of two months’ wages to be paid out in the second quarter of 2024, given that the Peñasquito mine reported no profit in 2023 as a consequence of the strike. Additionally, as a part of a separate annual negotiation under the Collective Bargaining Agreement, the Company agreed to an annual salary increase of 8% effective as of August 1, 2023, which is in line with the Mexican mining industry wage increases for 2023. In October 2024, Newmont Peñasquito and the Union agreed on a new CBA for 2024-2026, reflecting the mutual commitment of all parties.
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
Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness or fatality. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness, our operations could be adversely affected. See the risk factor under the heading “Our operations and business have in the past been affected by the COVID-19 pandemic, and may be materially and adversely impacted in the future by pandemics, epidemics and other health emergencies.”
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
Newmont’s global operations create exposure to U.S. and international trade, sanctions, and export control risks. As a U.S.-headquartered company, Newmont must comply with U.S. trade laws worldwide, as well as applicable local regulations. These risks stem from cross-border movement of mineral, equipment, technology, services, capital, and data, often involving third parties. Trade compliance failures may result in legal exposure, financial penalties, operational disruption, reputational damage, and restricted access financial systems or markets.
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
Unanticipated litigation or negative developments in pending litigation or with respect to other contingencies may adversely affect our financial condition and results of operations.
We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. Developments in these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our business, financial position and/or results of operations. For further detailed discussion of litigation, please refer to Note 24 to the Consolidated Financial Statements.

Title to some of our properties may be insufficient, defective, or challenged.
The sufficiency or validity of the Company's Legal Title in and to its properties may be uncertain or subject to challenges by third parties, including governmental authorities, Indigenous or communal groups, or private entities. For example, at our Conga project in Peru, we continue to seek resolution to a land dispute with local residents. In Mexico, exploration and mining rights are granted through a mining concession, pertaining to the mineral estate, and do not confer rights of ownership, possession, use, or access in or to the corresponding surface estate. Surface rights must be acquired through purchase, lease, or easement from private parties, local communities, or governmental authorities. We enter into temporary occupation agreements ranging from five to thirty years with the Ejido communities, which allow us to use the surface of the lands for our mining operations, and at any particular time we may be involved in negotiations to enter into new temporary occupation agreements or other surface access agreements or amend existing agreements. Failure to reach new, or renewal of existing, agreements or disputes regarding these agreements may lead to blockades, suspension of operations, project delays, and on occasion may lead to legal disputes.
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
As a publicly traded company with securities listed on the New York Stock Exchange ("NYSE"), the Australian Securities Exchange ("ASX"), and the Papua New Guinea Stock Exchange ("PNGX") the market price and volume of our common stock may be subject to significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding the performance of our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are: (i) changes in gold, and to a lesser extent, silver, copper, zinc or lead prices; (ii) operating and financial performance that vary from the outlook provided to securities analysts and investors or the expectations of securities analysts and investors or changes in our outlook; (iii) developments in our business or in the mining sector generally; (iv) regulatory changes affecting our industry generally or our business and operations; (v) the operating and stock price performance of companies that investors consider to be comparable to us; (vi) announcements of strategic developments, acquisitions, dispositions and other material events by us or our competitors; (vii) our ability to integrate and operate the companies and the businesses that we acquire; (viii) the perception of the Company’s ESG performance and its ability to deliver on ESG commitments and expectations, including in connection with the Company's climate strategy; (ix) response to activism; and (x) changes in global financial markets and macroeconomic and geopolitical conditions, such as interest or foreign exchange rates, an escalation of sanctions, tariffs, or other trade tensions, stock, commodity, credit or asset valuations or volatility. The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of a particular company, and has in the past been impacted by the COVID-19 pandemic and global conflicts, and could in the future be impacted by geopolitical and other macroeconomic factors. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, securities class action litigation is sometimes brought against companies after periods of volatility in the market price of their securities, such as the putative securities class action filed in January 2025 initially asserting, among other things, that statements we made from February 2024 to October 2024 in conjunction with our financial outlook were false or misleading, or failed to include material information (see Note 24 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this putative class action law suit). We may in the future be the target of similar litigation which could result in substantial costs and divert management’s attention and resources.
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

Newmont PETS depository interests (“PDIs”) on the PNGX have similar risks to Newmont CDIs as set out above. In addition, as PNG is a developing country, PNGX is a stock exchange located in an emerging market set within a dynamic political landscape. As a result of this, the PNGX and its listing rules may be liable to review and overhaul. This occurred with the introduction of a new suite of PNGX Listing Rules which came into effect in 2023. As the PNGX currently has only 12 companies listed, these new PNGX Listing Rules are largely yet to be tested in practice and, as the PNGX has complete discretion over any application for listing, a risk of uncertainty arises as to their application, particularly in respect of PDIs, as changes to the PNGX Business Rules addressing PDI’s were not included in the recent suite of amendments.
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
The PNGX is a small market resulting in limited liquidity. Newmont does not know the extent to which investor interest will lead to the development of an active trading market for the Newmont PDIs or how liquid that market may become. There can be no guarantee that an active trading market for the Newmont PDIs will develop or that the price of the Newmont PDIs will increase. There may be relatively few potential buyers or sellers of the Newmont PDIs on the PNGX at any time. This may increase the volatility of the market price of the Newmont PDIs. It may also affect the prevailing market price at which stockholders are able to sell their Newmont PDIs. This may result in stockholders receiving a market price for their Newmont PDIs that is less than the price that the stockholder paid. Newmont ceased trading on the Toronto Stock Exchange (“TSX”) following voluntary delisting that became effective at the close of trading in September 2025. Market conditions, investor demand, or other factors beyond the Company’s control could result in reduced trading activity or liquidity over time which could limit the liquidity and marketability of the Company’s securities. There can be no assurances as to the level of trading volume, liquidity, or interest in the Company’s securities on other foreign exchanges or whether the Company's securities will continue to be traded on secondary exchanges in the future.
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
Newmont is subject to the listing standards of the NYSE, as its primary stock exchange. In addition, it is subject to additional requirements and standards of its secondary listings on the ASX and PNGX. For example, as part of Newmont’s acquisition of Newcrest, Newmont was admitted to the Official List of ASX Limited as a foreign exempt listing. As a foreign exempt listing, Newmont is exempt from complying with substantially all of the ASX Listing Rules on the basis that Newmont must comply with the rules of its home exchange, the NYSE. ASX Listing Rules with regard to Foreign Exempt Listings which apply to Newmont include: (i) providing the ASX with copies of its public filings; (ii) continuing to comply with the NYSE Listing Rules; (iii) registering as a foreign company carrying on business in Australia under the Corporations Act; and (iv) complying with certain ASX Listing Rules concerning procedural and administrative matters, including lodging announcements, trading halt, suspension and removal. While a benefit of holding CDIs for Australian investors is that it enables trading of Newmont stock on the ASX (via a Newmont CDI), individual investors need to weigh this convenience with the risks inherent in trading CDIs on the ASX rather than the underlying stock on the NYSE, including the potential for delays in disclosure being released to the ASX and fluctuations in price due to trading in underlying Newmont common stock on the NYSE that occurs outside of the ASX trading hours (and which may be influenced by disclosures made outside of ASX trading hours). There may also be a commercial or other disadvantage to investors from the differing disclosure regimes and expectations, as between a stock with a primary listing on the ASX compared to a CDI that is underpinned by a stock with a primary listing on the NYSE. Accordingly, investors in Australia and PNG should be aware that under applicable listing rules, Newmont’s disclosure obligations as a foreign exempt listing will differ from those of companies with a primary or non-exempt listing on ASX or PNGX, including without limitation, in connection with certain filing and distribution requirements, financial presentation requirements, and reserve and resource declaration requirements.

Risks Related to Divestitures and Related Agreement
We may not receive any or all deferred or contingent consideration for divested assets.
The Company completed a series of asset divestments in recent years, including the sale of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025, and the sale of the Coffee development project in the fourth quarter of 2025. In addition, the Company has entered other asset and business transactions in prior periods that include continuing indemnification, guarantee, or contingent payment obligations.
For recent completed divestments certain portions of the total consideration remain deferred, and the Company has continuing obligations under various sale agreements. Deferred payments are subject to future events and conditions outside of the Company’s control, including but not limited to regulatory approvals and the gold price. For example, deferred consideration for the sale of CC&V consists of $175 payable in two installments of $87.5 upon certain regulatory approvals. Deferred consideration for the sale of Musselwhite consists of $40 payable in two installments of $20 on the first and second year anniversary of the close date, dependent on the average spot gold price over the respective period. There can be no assurance that the Company will receive all such deferred amounts when due, or at all, or that such payments will not be delayed, reduced, or disputed by purchasers.
Any failure to realize the expected benefits of transactions, delays or shortfalls in receipt of deferred consideration, or the crystallization of retained liabilities or indemnification claims could materially and adversely affect the Company’s results of operations, cash flows, and overall financial condition. No assurances can be provided with respect to the timing or receipt of contingent consideration payments in the future, or adjustments due to indemnification requirements or liabilities.
We are subject to ongoing indemnification and other retained liabilities from both recent and historical transactions.
The Company is subject to certain indemnifications, guarantees, and obligations in connection with both recent divestitures and prior transactions, including those related to reclamation, remediation and closure costs, environmental liabilities, tax matters, regulatory actions, or other historical obligations. For example, the recent CC&V sale agreement includes an indemnification provision pursuant to which the Company will indemnify the buyer for 90% of certain closure costs over $500 related to the Company’s historical mining activities with no limitation to the maximum potential future payments. See Note 2 (under the heading Indemnification Liabilities) and Note 3 (under the heading Divestitures) the Consolidated Financial Statements for additional information. In 2025, the Company also completed the sale of the Akyem, including Newmont Golden Ridge Limited (“NGRL”). In the case of an adverse final judgment against NGRL pursuant to a non-appealable governmental order, if any, in connection with the Constitutional case described in Note 24 to the Consolidated Financial Statements, Newmont would be required to indemnify the buyer for certain fines, penalties, and disgorgements.
It is not always possible to estimate the Company's maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to these residual obligations and accounted for as a contingent liability, which adjusts the gain or loss that would otherwise result from the transaction. The subsequent accounting for the liability depends on the nature of the underlying obligation and subsequent developments that affect the likelihood or magnitude of the risk. Indemnification liabilities are reduced as the Company is released from risk under the obligation. However, purchasers or counterparties may pursue an indemnification claim triggered by future events outside the Company’s control, including events arising long after the completion of the underlying transaction, which may also result in interest and penalties. For example, in 2020, Newmont completed the sale of Continental Gold, which included indemnification against future tax assessments related to the transaction, subject to the conditions of the agreement. In 2025, Newmont was notified of a potential indemnification claim from the buyer, which remains uncertain and subject to the outcome of related tax and legal proceedings, as well as a determination on the applicability of the indemnity. An adverse determination by the relevant tax authority against the buyer could result in a significant liability. Indemnity obligations, if applicable, may require future payments and could adversely affect the Company’s financial position.
ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.       CYBERSECURITY
Risk Management and Strategy
We rely upon technology and information systems to support our mining and business operations globally. These systems may be susceptible to cybersecurity risks including, but not limited to, external attackers, malware, viruses, and unauthorized access to our IT systems. Cybersecurity and the secure adoption of emerging technologies, including artificial intelligence ("AI"), remain strategic priorities for Newmont. In November 2025, we implemented an enterprise-wide Artificial Intelligence Standard that governs AI adoption and use, model lifecycle management, and associated cybersecurity and privacy controls. We continuously invest in developing our cybersecurity controls and processes to address these threats and reduce the risk of future breaches and cyber attacks. Our processes to assess, identify, and manage cybersecurity risk are integrated with our global Risk Management System ("RMS") and include periodic enterprise-wide cyber risk assessments, continuous control monitoring, scenario-based exercises, and site-level reviews of our operational technology environments. Our Board of Directors and management team oversee these risks ensuring alignment with our business objectives and regulatory obligations.
Foundationally, we seek to manage cyber risk through a structure of controls that includes cybersecurity standards, policies and cyber solutions that protect the availability, integrity, and confidentiality of our critical IT and mining systems. We monitor for emergent cyber threats and assess any actions required to reduce those risks. Our cybersecurity program is aligned to globally recognized security frameworks including the Mitre Att&ck Framework, NIST and ISO27001. We previously maintained ISO27001 certification; while we are no longer certified, we continue to align our cybersecurity program to ISO27001 principles and conduct periodic independent assessments of our controls. We further test our cybersecurity controls by engaging leading third-party cybersecurity service providers to perform external and internal penetration tests of critical business applications and mining system. Additionally, we review and tabletop test our incident response plan. We leverage continuous monitoring of our internet facing presence, as well as, known internet based criminal communities for indicators referencing Newmont, our executives, and employees. Our Security Operations Center ("SOC") continuously monitors for security events and threats, responding and escalating when appropriate. We also hold employee trainings on privacy and current cybersecurity topics, conduct phishing tests and generally seek to promote awareness of cybersecurity risk through communication and education of our employee population.
Newmont requires third parties that supply IT services, have access to Newmont systems, or manage Newmont data to adhere to established Newmont security policies. Additionally, Newmont requires such third parties to provide detailed information on their established security controls via our third party risk assessment process. The third party risk assessment informs our contracting process. Specific certification may be required of critical third party IT service providers and partners. All third party workers are bound by our Acceptable Technology Use standard which governs appropriate IT systems access and usage.
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
The sophistication of cybersecurity threats, including through the use of AI, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may become insufficient. We evaluate the effectiveness of our controls through continuous monitoring, testing, and lessons-leaned reviews following incidents and exercises, and adapt our program accordingly. In addition, new technology that could result in greater operational efficiency such as our use of AI, fleet electrification, and autonomous vehicles may further expose our operations and computer systems to the risk of cybersecurity incidents. Newmont did not identify any cybersecurity incidents during the year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect Newmont's business strategy, results of operations, or financial condition.
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
Our Cybersecurity team, comprised of seasoned IT and cybersecurity members, has decades of experience across multiple technical and compliance disciplines including cyber incident response, forensics, IT compliance, incident recovery, threat investigation and information technology. Our cybersecurity team includes several individuals who hold industry recognized certifications and advanced degrees in cybersecurity. Cybersecurity oversees the implementation and compliance of our information security standards, information technology compliance, and mitigation of information security related risks. The Chief Technology Officer and Chief Information Officer have direct oversight of the cybersecurity function. We also have management level committees, leaders, and a cybersecurity incident team who support our processes to assess and manage cybersecurity risk as follows:
•Working closely with the legal team, cybersecurity leadership drives the identification and mitigation of privacy-related risks across the enterprise. This collaborative approach engages legal, compliance, and other functional leaders as needed.
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
Each of these committees provides summary reports on their activities, which are then communicated as appropriate to the Audit Committee.

ITEM 2.       PROPERTIES (dollars in millions, except per share, per ounce and per pound amounts)
The Company maintains its corporate headquarters in Denver, Colorado, U.S. and has various regional offices. Newmont’s production, development, and exploration properties are described below. All key permits have either been obtained by Newmont or approval is expected to be received in the normal course of business. In addition, Newmont holds investment interests in Papua New Guinea, Chile, Peru, Mexico, Canada, and various other locations. Refer to Item 1A, Risk Factors, for risks related to our properties.
Operating Statistics, Proven and Probable Reserves, and Measured, Indicated and Inferred Resources contain tabular information that is presented in both metric and imperial as follows: (i) metric tonnage is utilized for all metals; (ii) gold and silver grades are presented in grams per tonne; (iii) copper, lead, zinc, and molybdenum grades are presented in percentages; and (iv) metal content for gold and silver is presented in ounces while metal content for copper, lead, zinc, and molybdenum is presented in pounds or tonnes. Refer to Operating Statistics, Proven and Probable Reserves, and Measured, Indicated and Inferred Resources below.
Production Properties
Newmont’s properties described below are in the production stage and are operated by Newmont, unless otherwise noted. Production and other operating statistics are presented below in the Operating Statistics section for each site. At December 31, 2025, the Lihir, Cadia, Boddington, and NGM properties are classified as material individual properties under Regulation S-K 1300 and additional details are provided for these properties accordingly. Additionally, the "Ahafo Complex", which includes the Company's Ahafo South and Ahafo North properties, is classified as material under Regulation S-K 1300.

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
The Lihir deposit is considered to be an example of an epithermal gold deposit. Aniolam Island is part of a 155 mile (250-kilometers) long, northwest-trending, alkalic volcanic island chain that sits within an area where several micro-plates (Solomon Sea Plate, South Bismarck Plate and North Bismarck Plate) developed between the converging Australian and South Pacific plates. Lihir comprises two Plio–Pleistocene volcanic blocks, Londolovit Block and Wurtol Wedge and three Pleistocene volcanic edifices, Huniho, Kinami, and Luise.

200,000
300,000
400,000
500,000
600,000
700,000
9,800,000
9,700,000
9,600,000
9,500,000
PAPUA NEW GUINEA
Port Moresby
Kavieng
Lihir Mine
Namatanai
Kokopo
N
S
W
E
0 20 40 60 80
Kilometers
Lihir Mine
New Ireland, Papua New Guinea
MAP SCALE:
1:2,500,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 56S
REVISION DATE:
1/16/2026

Lihir consists of a granted Special Mining Lease, two granted Mining Leases, one granted Exploration License, five granted Leases for Mining Purposes, and three Mining Easements held in the name of Lihir Gold. All leases expire in March 2035, except the

Exploration License and two Mining leases, which are subject to renewal. The total area under license is approximately 63,506 acres (25,700 hectares). Lihir is situated on land held variously under customary, State of PNG, and private ownership, including under State of PNG lease. The bulk of the land that is or will be affected by development, operations and closure of the Lihir Operations is customary owned. Newmont has been granted rights to undertake mining and processing of gold and related activities, through negotiations with the state and local government, and landowners in the area. Environment Permits for water extraction and waste disposal are in place to support mining operations. The Londolovit River is the main source of water for the process plant and surrounding area.
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
Operations at Lihir are conducted using a fleet of nine hydraulic shovels and 40 haul trucks, with payload ranging from 90 to 131 tonnes. The process plant consists of crushing and grinding followed by the option of bulk sulphide flotation, then pressure oxidation, and recovery of gold from washed oxidized slurry using conventional cyanidation and electrowinning. For tailings management, Lihir utilizes deep-sea tailings placement in a suitable deep-ocean location. The plant has undergone a number of alterations and expansions since first commissioning in 1997. Lihir’s gross property, plant and mine development at December 31, 2025 was $3,970.
As of December 31, 2025 and 2024, Lihir reported 16.0 million and 15.8 million ounces of gold reserves, respectively. The gold reserves remained consistent in 2025 compared to 2024.
As of December 31, 2025 and 2024, Lihir reported 20.7 million and 20.4 million ounces of gold resources, respectively. The gold resources remained consistent in 2025 compared to 2024.

Cadia, Australia. (100% owned) Cadia is located approximately 16 miles (25 kilometers) south-southwest of the town of Orange in New South Wales ("NSW") and is accessible primarily by paved roads and through the Orange airport located approximately 8 miles (13 kilometers) northeast of the Cadia Operations. The Cadia Operations consist of six granted mining leases and five granted exploration licenses and one granted Exploration Prospecting License through NSW encompassing a total area of 43,720 acres (17,693 hectares).

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
1:2,500,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 55S
REVISION DATE:
1/16/2026
Cadia Mine
Dubbo
Orange
Goulburn River
Yengo
Newcastle
Gosford
Sydney
Blue Mountains
Nattai
Wollongong
Nowra
Morton
Canberra
Wagga Wagga
Griffith
Murrumbidgee
ValleyMurrumbidgee
Valley
South West
Woodland
an Valley
Northern
Territory
Queensland
Western
Australia
AUSTRALIA
South
Australia
New South
Wales
Victoria
0 20 40 60 80
Kilometers
N
S
E
W
400,000
500,000
600,000
700,000
800,000
900,000
1,000,000
6,500,000
6,400,000
6,300,000
6,200,000
6,100,000

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
Production mining is an underground panel cave mining from Cadia East with underground crushing and conveyor to surface. The processing plant infrastructure includes high pressure grinding rolls, SAG mills, ball mills, flotation, coarse ore flotation, gravity concentrator and a molybdenum plant to produce copper and gold concentrate, gold doré, and molybdenum concentrate. The available primary production fleet consists of 28 underground production loaders with an average 18 tonne payload. Cadia’s gross property, plant and mine development at December 31, 2025 was $6,321.
As of December 31, 2025 and 2024, Cadia reported 13.5 million and 14.1 million ounces of gold reserves, respectively, 2.9 million and 3.1 million tonnes of copper reserves, respectively, 21.8 million and 22.8 million ounces of silver reserves, respectively and 0.1 million and 0.1 million tonnes of molybdenum reserves, respectively. This represents a decrease of approximately 6% in copper reserves in 2025 compared to 2024; gold, silver, molybdenum reserves remained consistent.

As of December 31, 2025 and 2024, Cadia reported 11.0 million and 19.5 million ounces of gold resources, 2.9 million and 4.2 million tonnes of copper resources, 22.5 million and 34.0 million ounces of silver resources, and 0.1 million and 0.1 million tonnes of molybdenum resources. These changes represent a decrease of approximately 44% in gold resources, a decrease of approximately 31% in copper resources, and a decrease of approximately 34% in silver resources in 2025 compared to 2024. Molybdenum resources remained consistent. The overall reduction in resources is primarily due to negative technical revisions.
Tanami and Boddington, Australia. Newmont’s Tanami and Boddington operations in Australia take place on land that falls under the custodianship of Aboriginal people. Aboriginal land rights in Australia, which recognize the traditional rights and customs of Aboriginal people, are governed by the Commonwealth Native Title Act and certain other Acts specific to individual states and territories. The Commonwealth Native Title Act was enacted in 1993 following a decision in the High Court of Australia, which held that Aboriginal people, who have maintained a continuing connection with their land according to their traditional laws and customs, may hold certain rights which should be recognized under Australian common law. In the Northern Territory, where the Tanami operation is located, the Aboriginal Land Rights Act (“ALRA”) was introduced in 1976, which established an Aboriginal Land rights regime. Under the ALRA, approximately 50% of the land in the Northern Territory was granted as inalienable Aboriginal freehold titled land.
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
The Newmont Tanami Operations are comprised of exploration licenses encompassing a total area of 1,540,301 acres (623,339 hectares) including 556,545 acres (225,226 hectares) relating to the Tobruk and Monza Joint Ventures entered into with Prodigy Gold, and 44,333 acres (17,941 hectares) relating to a Joint Venture entered into with Top End Exploration Pty Ltd, for which Newmont is the operator, and 44,333 acres (17,941 hectares) relating to the Terry's South Joint Venture entered into with JRE. An additional, 11,025 acres (4,462 hectares) of mineral leases granted pursuant to the Northern Territory Mineral Titles Act. Newmont operates through exploration and mining agreements with the Central Land Council who represent Traditional Owners, the Warlpiri people.
Tanami consists of sediment hosted sheeted quartz vein mineralization. Tanami, as an underground mining operation, has a fleet of ten underground loaders, 22 haul trucks, each with 60 to 65-tonne payloads, and one ejector truck with a 45 tonne capacity. Processing plant facilities currently consist of a crushing plant, a grinding circuit, a gravity circuit, carbon in pulp and absorption tanks, thickeners and a conventional tailings storage facility. Tanami’s gross property, plant and mine development at December 31, 2025 was $3,965. Tanami reported 5.3 million ounces of gold reserves at December 31, 2025.
Brownfield exploration and development for new reserves is ongoing with the main focus being underground ore definition drilling of the Auron, Federation and Liberator ore bodies as well as exploration of the Oberon deposit. Surface drilling continues to test targets with Exploration Upside, proximal to known Tanami mineralization.

Boddington, Australia. (100% owned) Boddington is located 81 miles (130 kilometers) southeast of Perth in Western Australia and is accessible primarily by paved road. Boddington has been wholly owned since June 2009 when Newmont acquired the final 33.33% interest from AngloGold Ashanti Australia Limited.
The Boddington project area comprises 52,065 acres (21,070 hectares) of mining tenure leased from the State of Western Australia, of which 26,910 acres (10,890 hectares) is subleased from the South 32 Worsley Joint Venturers ("Worsley JV"). The total project area is comprised of multiple leases that expire between 2027 and 2046. Royalties are paid to the state government at 2.5% for gold and 5% for copper based on revenue. Shipping and treatment and refining costs are allowable deductions from revenue for royalty calculations for copper. Newmont owns 74,474 acres (30,139 hectares) of rural freehold property, some of which overlaps existing mining tenure. The majority of its current operational area is located on its freehold property.

200,000
300,000
400,000
500,000
600,000
700,000
6,500,000
6,400,000
6,300,000
6,200,000
6,100,000
Northern Territory
Queensland
Western Australia
AUSTRALIA
South Australia
New South Wales
Victoria
Northam
Perth
Mandurah
Boddington Mine
Bunbury
Darling Scarp
Busselton
Fitzgerald River National Park
Stirling Range National Park
D'Entreacasteaux National Park
N
W
E
S
0
20
40
60
80
Kilometers
Boddington Mine
Western Australia, Australia
MAP SCALE:
1:2,500,000
COORDINATE SYSTEM:
WGS 1984 UTM Zone 50S
REVISION DATE:
1/16/2026

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
Boddington consists of greenstone diorite hosted mineralization and exploration activities continue to develop the known reserve. The mine operates two pits (North and South Pits), utilizing two electric shovels, and three excavators as its prime ex-pit material movers with a fleet of 41 production autonomous haulage trucks. Boddington has a current capacity to mine approximately 200,000 to 250,000 tonnes of material per day. The milling plant includes a three-stage crushing facility (two primary crushers, six secondary crushers and four high-pressure grinding rolls), four ball mills, a flotation circuit and a carbon-in-leach circuit. The flotation circuit process recovers gold-copper concentrate before the material is then processed by a traditional carbon-in-leach circuit where the remaining gold is recovered to produce doré. Mining operations consist of two open pit operations located adjacent to each other. Boddington’s gross property, plant and mine development at December 31, 2025 was $4,976.
Power for the operation is sourced through the local power grid under a long-term power purchase agreement with Bluewaters Power. The power supply contract with Bluewaters expires in 2031 and includes an option to extend.
As of December 31, 2025 and 2024, Boddington reported 10.2 million and 10.8 million ounces of gold reserves, respectively, and 0.5 million and 0.5 million tonnes of copper reserves, respectively. This represents a decrease of approximately 6% in gold reserves, while copper reserves remained consistent in 2025 compared to 2024. The reduction in gold reserves is primarily due to depletion and negative technical revisions.
As of December 31, 2025 and 2024, Boddington reported 4.4 million and 4.3 million ounces of gold resources, respectively, and 0.3 million and 0.3 million tonnes of copper resources, respectively. The gold and copper resources remained consistent in 2025 compared to 2024.
Brownfield exploration and development for new reserves is ongoing.

Ahafo South and Ahafo North, Ghana.
The Company's Ahafo South and Ahafo North properties are together known as the Ahafo Complex and together are classified as material properties under Regulation S-K 1300. All of Newmont’s operations in Africa are located in Ghana.

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

Ahafo Mines
Ahafo, Ghana
MAP SCALE: 1:4,000,000
COORDINATE SYSTEM: WGS 1984 UTM Zone 30N
REVISION DATE: 1/16/2026
Ahafo North
Ahafo South
GHANA
TOGO
BENIN
CÔTE D'IVOIRE
AFRICA
Ghana
Algeria
Libya
Egypt
Mauritania
Mali
Niger
Chad
Sudan
Nigeria
South Sudan
Ethiopia
Kenya
Congo DRC
Tanzania
Angola
Zambia
Saudi Arabia
Yemen
Iraq
Iran
Bolgatanga
Wa
Tamale
Mole National Park
Bondoukou
Sunyani
Kumasi
Digya National Park
Lake Volta
Ho
Koforidua
Accra
Cape Coast
Sekondi-Takoradi
Dapaong
Natitingou
Kara
Sokodé
Parakou
Savalou
Atakpamé
Abomey
Lokossa
Sakété
Cotonou
Lomé
Bobo Dioulasso
Comoé National Park
Bouaké
Bouaflé
Yamoussoukro
Dimbokro
Gagnoa
Agboville
Divo
Abidjan
Aboisso
Bight of Benin
Queme
Parc National de la Pandjari
300,000
500,000
700,000
900,000
1,100,000
1,200,000
1,000,000
800,000
600,000
0 25 50 75 100 Kilometers
N
S
E
W

The Revised IAs contain commitments with respect to job training for local Ghanaians, community development, purchasing of local goods, services and environmental protection, and also include a change in tax stabilization from life of mine to 15 years from commercial production for each mine. In October 2017, the government of Ghana approved Newmont’s request to extend the stability period of the Revised IAs at the Ahafo operations for five years to December 31, 2025.
The maximum corporate income tax rate was previously 32.5% under the Revised IAs; however, upon the expiration of the tax stability extension on December 31, 2025, the Company’s operations in Ghana have become subject to a maximum corporate income tax rate of 35% and customs duties on imported goods used in mining operations ranging from 5% to 20% of the value of such items.
Royalties were paid to the Government of Ghana under a sliding‑scale system, based on average monthly gold prices and ranging up to 5% of revenues, plus an additional 0.6% on any production from forest reserve areas. The sliding-scale royalty regime expired on December 31, 2025. Effective January 1, 2026, royalties transitioned to a fixed 5% rate on gold production, with the additional 0.6% forest reserve royalty continuing to apply where applicable.
The government of Ghana is also entitled to receive 10% of a project’s net cash flow after reaching specific production milestones by receiving 1/9th of the total amount paid as dividends to Newmont parent. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. Upon the expiration of the tax extension regime on December 31, 2025, dividends paid in addition to the carried interest will become subject to an 8% withholding tax, effective January 1, 2026.
The Company is now also be subject to a Growth and Sustainability Levy of 3% on gross revenue. As a result, the Company will also be exposed to future changes in fiscal, tax, and other related regulatory regimes in Ghana as they may be enacted from time to time. For instance, the Government of Ghana has announced plans to amend the country’s mineral royalty regime by replacing the flat 5% royalty rate, which became effective on January 1, 2026, with a sliding scale ranging from 5% to 12%, linked to prevailing gold prices. The proposed amendment was submitted to the Ghanaian Parliament on December 19, 2025, and is expected to be considered when parliamentary sessions resume in February 2026. If enacted, the revised royalty framework could increase the Company’s operating costs at its Ghanaian operations, particularly during periods of higher gold prices. The timing, final structure, and implementation mechanisms of the proposed regime currently remain uncertain.
Ahafo South, Ghana. (100% owned) Ahafo South is located near Kenyasi in the Ahafo Region of Ghana, approximately 180 miles (290 kilometers) northwest of the national capital city of Accra, and is largely accessible by paved roads. In 2002, Newmont acquired 50% of Ahafo South as a result of the merger with Normandy. In 2003, Newmont purchased the remaining interest from Moydow Mines International Inc. (“Moydow”), thereby making it a wholly owned subsidiary. The Ahafo South mine is composed of three orogenic gold deposits that have oxide and primary mineralization. Gold occurs primarily in pyrite and secondarily as native gold in quartz veins.
The Ahafo South operations are comprised of three mining leases issued under the Ghanaian Mining Act encompassing a total area of approximately 137,222 acres (55,532 hectares) with current mine take area of approximately 13,698 acres (5,543 hectares) that has been fully compensated and approximately 11,216 acres (4,539 hectares) of mining area that has not been fully compensated (e.g. payment would be necessary to move people from their land). The mining leases grant the exclusive rights to work, develop and produce gold in the lease area, including the processing, storing and transportation of mineral and materials. The mining leases require Ahafo South to respect or perform certain financial and statutory reporting obligations and expire in 2031 and are renewable subject to certain conditions. Ahafo South pays a royalty of 2% on net smelter returns to Franco-Nevada for all gold ounces recovered from areas previously owned by Moydow.

Ahafo South sources all of its power from the National Electricity Market. Ahafo South is currently under an electricity supply agreement and holds a power purchase agreement. Power for the operation is sourced through the local power grid under a long-term power purchase agreement with the Volta River Authority. The power supply contract with Volta River Authority expires in 2028 and includes an option to extend.
Ahafo South currently operates one open pit, following the completion of the Subika open pit in July 2025. The active pit is Awonsu, which is being mined concurrently in two phases: (Layback 3 and Layback 4). Subika added an underground operation, which reached commercial production in November 2018, and Awonsu completed a layback in November 2019. The available mining fleet for surface mining consists of three shovels and 36 haul trucks, each with 141-tonne payload. The available mining fleet for underground mining consists of eight underground loaders and 14 haul trucks, with payload ranging from 55 to 57 tonnes. The daily production rate is approximately 88,000 tonnes. The original processing plant was commissioned in 2006. The Ahafo Mill Expansion, which was completed in October 2019, expanded the plant capacity to process approximately 11 million tonnes per year. The current processing plant consists of two crushing plants, two grinding circuits, carbon-in-leach circuits, elution circuit, counter current decantation circuit, a tailings disposal facility, and a reverse osmosis water treatment plant. Ahafo South’s gross property, plant and mine development at December 31, 2025 was $2,982.
As of December 31, 2025 and 2024, Ahafo South reported 4.1 million and 4.6 million ounces of gold reserves, respectively. This change represents a decrease of approximately 11% in gold reserves in 2025 compared to 2024. The overall reduction in gold reserves is primarily due to depletion.
As of December 31, 2025 and 2024, Ahafo South reported 7.4 million and 5.1 million ounces of gold resources, respectively. This change represents an increase of approximately 45% in gold resources in 2025 compared to 2024. The overall increase in gold resources is primarily due to ounces added from exploration activities.
Brownfield exploration and development for new reserves is ongoing.
Ahafo North, Ghana. (100% owned) Ahafo North operation achieved commercial production in the fourth quarter of 2025 and is located approximately 31 miles (50 kilometers) northeast of Ahafo South and approximately 236 miles (380 kilometers) northwest of the capital city of Accra, Ghana accessible by paved road. In July 2021, the Board of Directors approved full funding for the Ahafo North project. The operation currently includes a mill and two active pits, with a third pit expected to commence operations in early 2026.
Ahafo North sources its power from the Ghana national grid through a long-term power purchase agreement with the Volta River Authority. This contract is valid through 2028 and includes an option for renewal. Water is also sourced from Susuan River, Boreholes 1 and 5, rainfall water, and from the sediments control structures.
The Ahafo North operation is comprised of one mining lease issued under the Ghanaian Mining Act encompassing a total area of approximately 465 kilometers with current mine take area of approximately 7,338 acres (2,970 hectares) that has been fully compensated and approximately 2,623 acres (1,061 hectares) of mining area that has not been fully compensated (e.g. payment would be necessary to resettle the community). The mining lease grants the exclusive rights to work, develop and produce gold in the lease area, including the processing, storing and transportation of mineral and materials. The mining lease requires Ahafo North to respect or perform certain financial and statutory reporting obligations and expires in 2031 and is renewable subject to certain conditions.
The Ahafo North mine is comprised of six open pit orogenic gold deposits with both oxide and primary mineralization. Ahafo North currently has two active pits, Subenso South and Susuan. The available mining fleet for surface mining consists of 3 shovels and 16 haul trucks to increase to 20 in 2026, each with 74.6 and 86.5 tonne payload for saprolite and primary materials respectively. Daily production rate is approximately 66,000 tonnes. The processing plant was commissioned in October 2025, with a plant capacity to process approximately 3.7 million tonnes per year. The current processing plant consists of one jaw crusher, SAG and ball mill combination, carbon-in-leach circuit, elution circuit, counter current decantation circuit, and a tailings disposal facility currently constructed to phase two of the life of mine plan. Ahafo North’s gross property, plant and mine development at December 31, 2025 was $1,114.
As of December 31, 2025 and 2024, Ahafo North reported 4.7 million and 4.6 million ounces of gold reserves, respectively. The gold reserves remained consistent in 2025 compared to 2024.
As of December 31, 2025 and 2024, Ahafo North reported 3.2 million and 2.6 million ounces of gold resources, respectively. This change represents an increase of approximately 23% in gold resources in 2025 compared to 2024. The overall increase in gold resources is primarily due to net positive technical revisions.
Brownfield exploration and development for new reserves is ongoing.
Merian, Suriname. (75% owned) Merian is operated in a partnership, named Suriname Gold Project CV, whereby 75% is owned by Newmont Suriname, LLC (“Newmont Suriname”), formerly known as Suriname Gold Company LLC and 100% directly owned by Newmont Corporation and 25% by Staatsolie. Merian is located in Suriname, approximately 40 miles (66 kilometers) south of the town of Moengo and 19 miles (30 kilometers) north of the Nassau Mountains, close to the eastern border with French Guiana.

Newmont Suriname holds one Right of Exploitation encompassing an area of 41,485 acres (16,788 hectares) and four Rights of Exploration encompassing an area of 160,153 acres (64,812 hectares). In addition to these mining rights, Newmont Suriname holds a surface right, the right of leasehold (recht van grondhuur) for the expansion of its tailings storage facilities. This right of leasehold encompasses an area of 7,771 acres (3,145 hectares). All of the gold mineralization at Merian is closely associated with quartz veining within siltstone and sandstone formations. The operation currently includes the Merian 2 open pit, the Merian 1 open pit, the Maraba open pit, and the Kupari open pit. The available mining fleet consists of three shovels, three mining excavators, and 41 haul trucks, each with 150-tonne payload. Newmont Suriname includes processing facilities that utilize a conventional gold mill, primary crusher and processing plant, consisting of a comminution plant, including gravity and cyanide leach processes, with recovery by carbon-in-leach, elution, electrowinning and induction furnace smelting to produce a gold doré product. Merian’s gross property, plant and mine development at December 31, 2025 was $1,384. Merian reported 4.5 million attributable ounces of gold reserves at December 31, 2025. Brownfield exploration and development for new reserves is ongoing.
Cerro Negro, Argentina. (100% owned) Cerro Negro is located in southern Argentina about 250 miles (400 kilometers) southwest of the coastal city of Comodoro Rivadavia. The mineral tenure consists of ten mining property titles encompassing 53,246 acres (21,548 hectares), and three exploration licenses, encompassing 13,193 acres (5,339 hectares). We also own lands in the Cerro Negro mine area, totaling approximately 27,429 acres (11,100 hectares), which overlie the Bajo Negro and Vein Zone deposits and adjacent prospects. Cerro Negro consists of the Eureka, Mariana Central, Mariana Norte, Emilia, and San Marcos operating underground mines and the Baja Negro and Silica Cap underground mines, which are currently in development. Deposits within the Cerro Negro mine operations are low sulfidation, epithermal gold/silver vein deposits. Cerro Negro’s available underground mining fleet consists of nine underground loaders, 12 underground haul trucks, and six surface haul trucks, each with 30 to 40-tonne payloads and additional auxiliary equipment as required. The processing plant facilities consist of a crushing plant, a grinding circuit, agitated leaching, counter-current decantation, solution clarification, Merril Crowe zinc precipitation and smelting to produce gold and silver doré bars that are shipped to a refinery for further processing. Cerro Negro’s gross property, plant and mine development at December 31, 2025 was $2,449. Cerro Negro reported 3.0 million ounces of gold reserves at December 31, 2025. Brownfield exploration and development for new reserves is ongoing, including the development of the Eastern district.
Yanacocha, Peru. (100% owned) Yanacocha is located approximately 375 miles (604 kilometers) north of Lima and 30 miles (48 kilometers) north of the city of Cajamarca. Yanacocha is comprised of 9 mining concessions and 3 processing concessions encompassing 237,741 acres (96,086 hectares). Yanacocha is an epithermal type deposit of high sulfidation hosted in volcanic rock formations. Gold is associated with iron-oxides and pyrite, which is placed on leach pads. Yanacocha consists of the following open pit mines: the La Quinua Complex, the Yanacocha Complex, the Carachugo Complex, and Maqui Maqui. Yanacocha has four leach pads (La Quinua, Yanacocha, Carachugo and Maqui Maqui). Yanacocha also has three gold processing plants (Pampa Larga, Yanacocha Norte and La Quinua), one limestone processing facility (China Linda) and one mill (Yanacocha Gold Mill). The La Quinua Complex mined material from the La Quinua Sur and the Tapado Oeste Layback and finished mining operations in 2021. The Yanacocha Complex mined material from the Yanacocha Layback and Yanacocha Pinos has had limited mining operations in recent years. The Maqui Maqui operations mined material from multiple mines that are no longer in operation. The Yanacocha Gold Mill and China Linda ceased operations in February 2021 and in December 2022, respectively, and both facilities have been placed into care and maintenance. The Carachugo leach pad processes oxide material from Quecher Main. Yanacocha’s available mining fleet consists of two shovels, two excavators, and 25 haul trucks, each with 233-tonne payload. Yanacocha’s gross property, plant and mine development at December 31, 2025 was $4,130. Yanacocha reported 0.5 million ounces of gold reserves at December 31, 2025.
Peñasquito, Mexico. (100% owned) Peñasquito is an open pit operation located in the northeast corner of Zacatecas State, approximately 125 miles (200 kilometers) northeast of the city of Zacatecas. Peñasquito is comprised of 20 mining concessions for operations comprising 113,231 acres (45,823 hectares) and 60 mining concessions for exploration of 107,456 acres (43,486 hectares). Surface rights in the vicinity of the Peñasco and Chile Colorado open pits are held by three ejidos: Ejido Cedros, Ejido Mazapil and Ejido Cerro Gordo. Peñasquito has signed land use agreements with each ejido, valid through 2035 and 2036, and the relevant private owners. Peñasquito consists of the Peñasco and Chile Colorado open pit mines. The mineralization at Peñasquito contains gold, silver, lead and zinc. Deposits currently mined within the Peñasquito operations are considered to be examples of breccia pipes developed as a result of intrusion-related hydrothermal activity. Process facilities include a sulfide processing plant, comprising two stages of flotation: lead and zinc. In the lead and zinc flotation, the slurry is conditioned with reagents to activate the desired minerals and produce lead and zinc concentrates. The flotation tailings go for final deposition in the tailings storage facility. The available mining fleet consists of five rope shovels, three hydraulic shovels, four loaders, and 81 haul trucks, each with a 312-tonne payload. The fleet is supported by blast hole production drills, as well as track dozers, rubber tire dozers, excavators, and graders. Peñasquito’s gross property, plant and mine development at December 31, 2025 was $5,957. Peñasquito reported 3.2 million ounces of gold reserves, 230 million ounces of silver reserves, 0.7 million tonnes of lead reserves, and 1.5 million tonnes of zinc reserves at December 31, 2025. Brownfield exploration and development for new reserves is ongoing.
Pueblo Viejo, Dominican Republic. (40% owned) Pueblo Viejo is a joint venture with Barrick, where Barrick is the operator who holds the remaining 60% interest. We report our interest in Pueblo Viejo on an equity method basis. The Pueblo Viejo mine is located approximately 60 miles (100 kilometers) northwest of Santo Domingo, Dominican Republic. The Pueblo Viejo mine is situated on the Montenegro Fiscal Reserve, an area specially designated by Presidential Decree for the leasing of minerals and mine development, which covers an area of approximately 19,756 acres (7,995 hectares) in aggregate. The Pueblo Viejo mine is an open pit conventional truck and shovel mining operation with deposits located in two major areas, the Monte Negro pit and the Moore pit, and consists of high sulfidation or acid sulfate epithermal gold, silver, copper and zinc mineralization. Process facilities include a conventional mill which consists of a crushing and grinding circuit, autoclaves, and a carbon-in-leach circuit. The plant expansion project added a new crusher, SAG mill, carbon-in-leach circuit and a flotation circuit. The tailings storage facility continues to advance. The plant expansion and tailings storage facility are designed to extend its life to 2040 and beyond. The available mining fleet consists of three shovels, five front loaders, 46 haul trucks, each with an average payload of 185 tonnes, and seven drills. The Company's attributable portion of Pueblo Viejo’s gross property, plant and mine development is $3,127 at December 31, 2025. We report our 40% interest in Pueblo Viejo on an equity method basis under U.S. GAAP and as a result our attributable portion of Pueblo Viejo's gross property, plant and mine development is included in the carrying value of our equity method investment at December 31, 2025. As of December 31, 2025, Pueblo Viejo reported 8.2 million ounces of attributable gold reserves and 49 million ounces of attributable silver reserves.
Red Chris, Canada. (70% owned) Red Chris is 70% owned by Newcrest Red Chris Mining Limited, a Newmont subsidiary, and 30% owned by Red Chris Development Company Ltd., an Imperial Metals subsidiary, and is accounted for under proportionate consolidation. Red Chris is located in northwest British Columbia, Canada, approximately 11 miles (18 kilometers) southeast of the Iskut village, 50 miles (80 kilometers) south of Dease Lake, and 7 miles (12 kilometers) east of the Stewart-Cassiar Highway 37. The Red Chris operation is comprised of five mining leases which cover 12,703 acres (5,141 hectares) and 199 mineral claims, encompassing an area of approximately 164,903 acres (66,734 hectares). The mining leases expire in 2042. Red Chris is a copper-gold open pit mining operation. Newmont is conducting a feasibility study on a potential underground block cave mine, and has commenced an exploration decline. Gold and copper porphyry-style mineralization consists of vein, disseminated and breccia sulfides. The main sulfide mineral assemblage is pyrite-chalcopyrite-bornite. Ore from the mine is fed to a primary crusher with crushed ore conveyed to a coarse ore stockpile. From there ore is reclaimed and fed to a conventional SAG mill–ball mill–pebble crushing comminution circuit which in turn feeds a flotation circuit. Flotation concentrate is dewatered and loaded into trucks for transportation off-site. The processing facilities are housed in a single process building. Additional to crushing and processing are waste rock storage facilities, a tailings storage facility, water treatment facilities, and waste treatment facilities. The available fleet consists of three face shovels, five drills, 22 trucks (dump and water trucks), three graders, one PC2000 excavator, five-non-production excavators, two mini excavators, ten loaders, and nine dozers. Red Chris’s gross property, plant and mine development at December 31, 2025 was $2,127. Red Chris reported 3.6 million ounces of gold reserves and 0.9 million tonnes of copper reserves at December 31, 2025.
Brucejack, Canada. (100% owned) Brucejack is located in western British Columbia, approximately 40 miles (65 kilometers) north of Stewart and 28 miles (45 kilometers) southwest of the Stewart-Cassiar Highway 37. The Brucejack operation comprises four mining leases and six core mineral claims which cover 8,169 acres (3,306 hectares) and 337 mineral claims covering 298,795 acres (120,918 hectares). The mining leases expire in 2045. Brucejack is an underground operation and is a deformed, porphyry-related transitional to intermediate sulphidation epithermal high-grade gold-silver deposit. Gold is hosted in quartz-calcite vein stockworks, sheeted veins and veinlets and can also be associated with arsenian pyrite. Process facilities include a mill building containing process equipment, including a rock bin, SAG mill-ball mill circuit followed by conventional flotation, concentrate dewatering, concentrate load-out and tailings dewater operations, a water treatment plant, a paste backfill plant, and a metallurgical laboratory. The mining fleet includes a fleet of load-haul-dump vehicles, trucks for material loading and transport to surface, bolters, jumbo drills, shotcrete sprayers, long-hole drills, and cable bolters. Brucejack’s gross property, plant and mine development at December 31, 2025 was $2,202. Brucejack reported 2.9 million ounces of gold reserves at December 31, 2025.

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

400,000
500,000
600,000
700,000
4,600,000
4,500,000
4,400,000
Canada
United States
Mexico
Idaho
Duck Valley Reservation
7462 ft
Nevada Gold Mines JV AOI
Humboldt National Forest
Independence Mountains
10360 ft
Twin Creeks
Goldstrike/Meikle
North Area Leach
Arturo
Turquoise Ridge
Leeville
Bootstrap
Winnemucca
Carlin
Genesis-Bluestar
Elko
Long Canyon
Utah
Copper Basin
Gold Quarry
South Fork Reservation
9011 ft
Greater Phoenix
Emigrant/Rain
Robertson
Nevada
Goldrush
Ruby Mountains
Cortez
Nevada Gold Mines JV AOI
Austin
Eureka
80
93
N
S
W
E
0
10
20
30
40
Miles
Nevada Gold Mines JV
Nevada, United States
MAP SCALE:
1:1,500,000
COORDINATE SYSTEM:
NAD 1983 UTM Zone 11N
REVISION DATE:
1/16/2026

All sites at NGM contain open pit operations while Cortez, Carlin, and Turquoise Ridge also include underground operations. At Cortez, mineralization is sedimentary rock-hosted and consists of submicron to micrometer-sized gold particles and gold in solid solution in pyrite. Refractory ore is transported to Carlin for processing. Phoenix is a skarn-hosted polymetallic massive sulfide replacement deposit. The Phoenix mill produces a gravity gold concentrate and a copper/gold flotation concentrate and recovers additional gold from cyanide leaching of the flotation tails. Carlin and Turquoise Ridge are a sediment-hosted disseminated gold deposit.
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
Each site has its own process facilities which include: an oxide mill, which consists of a crushing and grinding circuit and carbon-in-leach circuit, and two heap leach pads at Cortez; an autoclave, two roasters, an oxide mill/flotation circuit and three heap leach pads at Carlin; the Sage autoclave, an oxide mill, and three heap leach pads at Turquoise Ridge; a flotation mill, a carbon-in-leach plant, a copper leach pad and a solvent extraction electrowinning plant at Phoenix. NGM has a current capacity across all sites to mine approximately 244,000 tonnes of material per day. The milling facilities were commissioned over a range of years beginning in the 1990’s. They undergo routine maintenance each year with process improvements implemented as the projects are identified and approved. Power is either purchased in the open market or supplied by the power plants owned and operated by NGM.
The NGM operations include, in aggregate, an open pit mining fleet consisting of 24 shovels and 154 haul trucks with an average payload of 298 tonnes, and an underground mining fleet consisting of 72 underground loaders and 88 haul trucks, with an average payload of 40 tonnes. Newmont’s share of NGM’s gross property, plant and mine development at December 31, 2025 was $9,273.
As of December 31, 2025 and 2024, NGM reported 17.4 million and 17.9 million attributable ounces of gold reserves, respectively, 0.1 million and 0.1 million tonnes of copper reserves, respectively, and 14.6 million and 14.5 million ounces of silver reserves, respectively. The gold, copper, and silver reserves remained consistent in 2025 compared to 2024.
As of December 31, 2025 and 2024, NGM reported 15.9 million and 15.2 million attributable ounces of gold resources, respectively, 0.2 million and 0.2 million attributable tonnes of copper resources, respectively, and 22.1 million and 19.2 million attributable ounces of silver resources, respectively. This represents an increase of approximately 15% in silver resources, while gold and copper resources remained consistent in 2025 compared to 2024.
Brownfield exploration and development for new reserves is ongoing.
Development and Exploration Properties
Newmont’s development and exploration stage properties are set forth below for which we have declared reserves and/or resources. As these are in the development and exploration stages, the properties have not reached commercial production and do not have processing plants or other available facilities.

Property	Stage	Size and Location	Ownership Type and Operator	Mine Types and Mineralization Styles	Titles, Mineral Rights, Leases or Options
Wafi-Golpu (50% owned)	Development	31,862 acres (12,894 hectares); located approximately 40 miles from the city of Lae, Papua New Guinea.	Joint venture with Harmony Gold Mining Company Limited that is jointly operated and proportionately consolidated.	Contains three separate but genetically related deposits: (1) Nambonga, a mineralized copper-gold quartz vein array; (2) Wafi, a high sulphidation epithermal gold deposit; and (3) Golpu, a mineralized multiphase porphyry style copper-gold deposit.	Consists of two exploration licenses. The State of PNG retains the right to purchase, at a pro rata share of accumulated exploration expenditure, up to 30% equity interest in any mineral discovery at Wafi-Golpu, at any time before the commencement of mining.
NuevaUnión (50% owned)	Development	414,262 acres (167,646 hectares); located in the Atacama Region of Chile.	Joint venture with Teck Resources Limited that is jointly operated and accounted for as an equity method investment.	Open pit mine and is a porphyry copper gold deposit.	Consists of 546 exploitation licenses and 630 exploration licenses.
Norte Abierto (50% owned)	Development	326,785 acres (132,245 hectares); located in the Atacama Region of Chile.	Joint venture with Barrick that is jointly operated and accounted for as an equity method investment.	Open pit mine and is a porphyry copper gold deposit with minor epithermal gold deposits.	Consists of 504 exploitation licenses, 174 exploration licenses, and 26 water rights.
Conga Project (100% owned)	Exploration	35,427 acres (14,337 hectares); located within the Cajamarca Region of Northern Peru.	Operated by Newmont.	Consists of a cluster of porphyry gold-copper deposits, including the Chailhuagón and Perol open pits.	Consists of one mining concession, included within the Yanacocha production property, and 278 surface rights (5,900 hectares).
La Bikina (1) (50% owned)	Exploration	3,946 acres (1,597 hectares); located 35 miles northwest of Caborca, Sonora, Mexico, within the Peñasquito production property.	Joint venture with Minera Frisco; operated by Newmont.	Intermediate sulfidation/skarn deposit.	Consists of 32 mining concessions included within the Peñasquito production property.
Galore Creek (50% owned)	Exploration	455,502 acres (184,335 hectares); located 230 miles northwest of Smithers in British Columbia, Canada.	Joint venture with Teck Resources Limited that is jointly operated and proportionately consolidated.	Open pit mine and is an alkali porphyry copper gold deposit.	Consists of 390 mineral claims.
____________________________
(1)Formerly Noche Buena.

Operating Statistics
The following tables detail operating statistics related to gold production, ounces sold, and production costs per ounce of our continuing operations:

	Mining and Production Detail (1)
Year Ended December 31, 2025	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced			Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Consolidated
Lihir	30,984	—	10,072	—	2.344	—	77.1%	585	—	585	582
Cadia	—	29,581	29,520	—	0.524	—	79.0%	385	—	385	384
Tanami	—	2,334	2,393	—	5.189	—	97.9%	391	—	391	385
Boddington	79,235	—	36,532	—	0.572	—	85.0%	565	—	565	550
Ahafo South	25,631	2,485	9,663	—	2.291	—	93.6%	664	—	664	672
Ahafo North (3)	4,595	—	621	—	2.602	—	93.0%	70	—	70	58
Merian (4)	45,920	—	12,815	—	0.644	—	92.0%	237	—	237	238
Cerro Negro	—	789	790	—	8.287	—	95.5%	202	—	202	196
Yanacocha	32,340	—	—	25,935	—	0.844	—%	—	515	515	517
Peñasquito	137,086	—	34,902	—	0.643	—	64.2%	415	—	415	422
Red Chris	19,097	—	6,076	—	0.534	—	62.0%	62	—	62	61
Brucejack	—	1,212	1,226	—	6.388	—	96.8%	231	—	231	235
NGM	85,185	2,731	10,751	5,441	3.431	0.158	82.7%	971	28	999	1,006
Divested (5)
CC&V	5,839	—	—	2,813	—	0.427	—%	—	28	28	27
Musselwhite	—	174	175	—	6.618	—	96.0%	33	—	33	32
Porcupine	296	250	519	—	3.516	—	92.5%	55	—	55	60
Éléonore	—	290	291	—	5.640	—	92.8%	50	—	50	49
Akyem	7,013	—	2,073	—	0.708	—	90.8%	43	—	43	45
Total Gold (6)	473,221	39,846	158,419	34,189	1.183	0.700	83.5%	4,959	571	5,530	5,519
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)Ounces produced includes 21 development ounces.
(4)Merian produced 178 attributable ounces, which reflects our 75% ownership interest. Total attributable ounces were 5,471 ounces.
(5)Refer to Note 3 to the Consolidated Financial Statements for information on the Company's divestitures.
(6)Total gold consolidated ounces produced excludes 253 attributable ounces related to Pueblo Viejo, which is 40% owned by Newmont, managed by Barrick, and accounted for as an equity method investment.

	Production Costs per Ounce Sold (1)(2)
Year Ended December 31, 2025	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (3)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (4)	All-In Sustaining Costs per Ounce Sold (1)(2)
Lihir	$1,662	$(2)	$85	$(448)	$1,297	$322	$23	$1,642	$1,607
Cadia	$877	$(136)	$123	$(19)	$845	$324	$7	$1,176	$1,253
Tanami	$1,023	$(3)	$90	$4	$1,114	$323	$8	$1,445	$1,716
Boddington	$1,242	$(39)	$90	$(49)	$1,244	$233	$24	$1,501	$1,514
Ahafo South	$838	$(2)	$403	$(12)	$1,227	$276	$11	$1,514	$1,494
Ahafo North	$579	$(1)	$210	$(256)	$532	$168	$1	$701	$696
Merian	$1,369	$(1)	$209	$(15)	$1,562	$317	$20	$1,899	$1,921
Cerro Negro	$1,665	$(219)	$180	$(32)	$1,594	$633	$29	$2,256	$2,220
Yanacocha	$776	$(28)	$106	$(59)	$795	$218	$15	$1,028	$964
Peñasquito	$916	$(29)	$73	$(38)	$922	$382	$17	$1,321	$1,120
Red Chris	$1,366	$(36)	$53	$(25)	$1,358	$399	$40	$1,797	$1,750
Brucejack	$1,570	$(74)	$46	$(77)	$1,465	$775	$22	$2,262	$2,020
NGM	$1,328	$(76)	$106	$(24)	$1,334	$475	$11	$1,820	$1,629
Divested (5)
CC&V	$1,366	$(26)	$190	$(133)	$1,397	$62	$91	$1,550	$1,684
Musselwhite	$1,095	$(3)	$91	$(143)	$1,040	$—	$19	$1,059	$1,531
Porcupine	$1,358	$(5)	$52	$(105)	$1,300	$19	$48	$1,367	$1,810
Éléonore	$1,031	$(2)	$64	$11	$1,104	$—	$13	$1,117	$1,403
Akyem	$1,611	$(11)	$275	$483	$2,358	$62	$101	$2,521	$2,664
Total Gold	$1,175	$(44)	$142	$(74)	$1,199	$362	$17	$1,578	$1,609
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
(4)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(5)Refer to Note 3 to the Consolidated Financial Statements for information on the Company's divestitures.

	Mining and Production Detail (1)
Year Ended December 31, 2024	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced			Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Consolidated
Lihir	34,515	—	10,885	—	2.334	—	74.8%	614	—	614	620
Cadia	—	30,742	29,824	—	0.626	—	79.6%	464	—	464	454
Tanami	—	2,416	2,359	—	5.442	—	98.5%	408	—	408	411
Boddington	68,208	—	34,936	—	0.623	—	85.2%	590	—	590	581
Ahafo South	26,252	2,524	9,470	—	2.807	—	94.1%	798	—	798	798
Merian (3)	50,433	—	14,141	—	0.646	—	92.9%	274	—	274	274
Cerro Negro	—	837	836	—	9.379	—	94.2%	238	—	238	236
Yanacocha	54,836	—	—	23,265	—	0.396	—%	—	354	354	352
Peñasquito	138,280	—	32,896	—	0.539	—	59.9%	299	—	299	290
Red Chris	19,591	—	6,293	—	0.367	—	56.3%	40	—	40	39
Brucejack	—	1,083	1,073	—	7.811	—	96.8%	258	—	258	249
NGM	82,300	2,642	11,140	3,859	3.296	0.205	82.3%	974	65	1,039	1,036
Held for sale (4)
CC&V	36,240	—	—	21,029	—	0.443	—%	—	146	146	144
Musselwhite	—	1,033	1,029	—	6.630	—	96.4%	212	—	212	215
Porcupine	1,423	902	2,938	—	3.224	—	92.9%	284	—	284	282
Éléonore	—	1,808	1,807	—	4.521	—	91.4%	240	—	240	243
Akyem	24,210	—	8,287	—	0.857	—	89.0%	204	—	204	212
Divested (4)
Telfer	25,568	639	3,665	—	0.770	—	89.9%	73	10	83	103
Total Gold (5)	561,856	44,626	171,579	48,153	1.292	0.401	84.7%	5,970	575	6,545	6,539
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)Merian produced 205 attributable ounces, which reflects our 75% ownership interest. Total attributable ounces were 6,476 ounces.
(4)Refer to Note 3 to the Consolidated Financial Statements for information on the Company's divestitures.
(5)Total gold consolidated ounces produced excludes 235 attributable ounces related to Pueblo Viejo, which is 40% owned by Newmont, managed by Barrick, and accounted for as an equity method investment.

	Production Costs per Ounce Sold (1)(2)
Year Ended December 31, 2024	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (3)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (4)	All-In Sustaining Costs per Ounce Sold (1)(2)
Lihir	$1,575	$(1)	$59	$(363)	$1,270	$270	$19	$1,559	$1,512
Cadia	$681	$(103)	$82	$(7)	$653	$263	$5	$921	$1,048
Tanami	$900	$(2)	$60	$(11)	$947	$300	$5	$1,252	$1,281
Boddington	$1,057	$(24)	$62	$(39)	$1,056	$193	$16	$1,265	$1,288
Ahafo South	$644	$(2)	$199	$63	$904	$270	$9	$1,183	$1,072
Merian	$1,300	$(1)	$144	$14	$1,457	$305	$16	$1,778	$1,852
Cerro Negro	$1,359	$(120)	$121	$(35)	$1,325	$521	$19	$1,865	$1,631
Yanacocha	$968	$(19)	$72	$(18)	$1,003	$279	$21	$1,303	$1,196
Peñasquito	$755	$(5)	$40	$(14)	$776	$355	$14	$1,145	$984
Red Chris	$1,257	$(11)	$35	$(56)	$1,225	$367	$43	$1,635	$1,607
Brucejack	$1,317	$(36)	$32	$(59)	$1,254	$691	$19	$1,964	$1,603
NGM	$1,208	$(60)	$74	$(3)	$1,219	$413	$12	$1,644	$1,605
Held for sale (5)
CC&V	$1,568	$(13)	$135	$(300)	$1,390	$90	$76	$1,556	$1,691
Musselwhite	$953	$(3)	$75	$20	$1,045	$86	$16	$1,147	$1,541
Porcupine	$998	$(6)	$43	$62	$1,097	$127	$33	$1,257	$1,437
Éléonore	$1,271	$(2)	$54	$16	$1,339	$88	$15	$1,442	$1,811
Akyem	$1,105	$(7)	$297	$201	$1,596	$271	$65	$1,932	$1,816
Divested (5)
Telfer	$3,443	$(9)	$63	$(1,120)	$2,377	$142	$110	$2,629	$2,993
Total Gold	$1,110	$(27)	$94	$(51)	$1,126	$304	$19	$1,449	$1,516
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
(4)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(5)Refer to Note 3 to the Consolidated Financial Statements for information on the Company's divestitures.

	Mining and Production Detail (1)
Year Ended December 31, 2023	Tonnes Mined		Tonnes Processed		Average Ore Grade (2)		Average Mill Recovery Rate	Ounces Produced			Ounces Sold
	Open Pit	Underground	Mill	Leach	Mill	Leach		Mill	Leach	Consolidated	Consolidated
Lihir (3)	6,395	—	2,061	—	2.567	—	76.5%	134	—	134	131
Cadia (3)	—	4,366	5,229	—	0.722	—	81.5%	97	—	97	120
Tanami	—	2,314	2,369	—	6.012	—	98.3%	448	—	448	444
Boddington	61,543	—	36,467	—	0.754	—	85.4%	745	—	745	749
Telfer (3)	6,435	206	2,807	—	0.649	—	73.2%	43	—	43	67
Ahafo South	26,851	2,344	7,976	—	2.399	—	93.9%	581	—	581	578
Akyem	24,494	—	7,646	—	1.317	—	89.5%	295	—	295	296
Merian (4)	41,031	—	14,403	—	0.758	—	91.3%	322	—	322	319
Cerro Negro	—	1,076	1,084	—	8.314	—	92.8%	269	—	269	261
Porcupine	6,972	859	2,911	—	3.015	—	91.4%	260	—	260	258
Éléonore	—	1,656	1,661	—	4.785	—	91.0%	232	—	232	233
Yanacocha	62,173	—	—	19,682	—	0.494	—%	—	276	276	275
Musselwhite	—	1,027	1,028	—	5.701	—	95.7%	180	—	180	181
Peñasquito	96,099	—	20,850	—	0.429	—	57.0%	143	—	143	130
CC&V	38,555	—	—	25,566	—	0.452	—%	—	172	172	171
Red Chris (3)	3,769	—	1,139	—	0.276	—	54.2%	5	—	5	4
Brucejack (3)	—	167	166	—	5.685	—	96.0%	29	—	29	36
NGM	100,728	2,490	11,426	10,853	3.487	0.398	82.5%	1,057	113	1,170	1,167
Total Gold (5)	475,045	16,505	119,223	56,101	1.463	0.456	86.7%	4,840	561	5,401	5,420
____________________________
(1)All amounts are reported in thousands unless otherwise noted.
(2)Average ore grade reported in grams/tonne.
(3)Sites acquired through the Newcrest transaction in 2023. Refer to Note 3 to the Consolidated Financial Statements for further information.
(4)Merian produced 242 attributable ounces, which reflects our 75% ownership interest. Total attributable ounces were 5,321 ounces.
(5)Total gold consolidated ounces produced excludes 224 attributable ounces related to Pueblo Viejo, which is 40% owned by Newmont, managed by Barrick, and accounted for as an equity method investment.

	Production Costs per Ounce Sold (1)(2)
Year Ended December 31, 2023	Direct Mining and Production Costs	By-Product Credits	Royalties and Production Taxes	Write-Downs and Inventory Change	Costs Applicable to Sales (3)	Depreciation and Amortization	Reclamation and Remediation	Total Production Costs (4)	All-In Sustaining Costs per Ounce Sold (1)(2)
Lihir (5)	$1,235	$(2)	$50	$(166)	$1,117	$153	$—	$1,270	$1,517
Cadia (5)	$477	$(59)	$51	$610	$1,079	$130	$1	$1,210	$1,271
Tanami	$704	$(2)	$51	$6	$759	$249	$4	$1,012	$1,060
Boddington	$822	$(17)	$49	$(7)	$847	$144	$12	$1,003	$1,067
Telfer (5)	$1,360	$(9)	$60	$471	$1,882	$87	$—	$1,969	$1,988
Ahafo South	$820	$(1)	$141	$(13)	$947	$312	$11	$1,270	$1,222
Akyem	$826	$(6)	$115	$(4)	$931	$413	$40	$1,384	$1,210
Merian	$1,080	$(1)	$117	$11	$1,207	$256	$9	$1,472	$1,541
Cerro Negro	$1,261	$(102)	$93	$5	$1,257	$524	$14	$1,795	$1,509
Porcupine	$1,214	$(4)	$25	$(68)	$1,167	$455	$33	$1,655	$1,577
Éléonore	$1,230	$(2)	$44	$(9)	$1,263	$433	$13	$1,709	$1,838
Yanacocha	$1,122	$(16)	$59	$(96)	$1,069	$310	$20	$1,399	$1,266
Musselwhite	$1,152	$(2)	$48	$(12)	$1,186	$444	$17	$1,647	$1,843
Peñasquito	$1,296	$(6)	$33	$(104)	$1,219	$516	$28	$1,763	$1,590
CC&V	$1,327	$(7)	$121	$(285)	$1,156	$136	$59	$1,351	$1,644
Red Chris (5)	$1,825	$(1)	$27	$(946)	$905	$298	$15	$1,218	$1,439
Brucejack (5)	$1,484	$(41)	$30	$425	$1,898	$617	$—	$2,515	$2,646
NGM	$1,037	$(55)	$68	$20	$1,070	$387	$9	$1,466	$1,397
Total Gold	$999	$(23)	$74	$—	$1,050	$327	$15	$1,392	$1,444
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
(4)Total production costs is calculated as the sum of Costs applicable to sales, Depreciation and amortization, and Reclamation and remediation.
(5)Sites acquired through the Newcrest transaction in 2023. Refer to Note 3 to the Consolidated Financial Statements for further information.

The following tables detail operating statistics related to co-product metal production and sales:

Year Ended December 31, 2025	Tonnes Milled (thousands)	Average Milled Grade (1)	Average Mill Recovery Rate	Consolidated Pounds/Ounces Produced (millions)	Consolidated Pounds/Ounces Sold (millions)
Copper (pounds)
Cadia	29,520	0.34%	84.3%	180	180
Boddington	36,532	0.09%	81.0%	53	53
Red Chris	6,076	0.58%	83.3%	63	61
Total Copper	72,128	0.23%	83.5%	296	294

Silver (ounces) (2)	34,901	34.10	81.2%	28	28
Lead (pounds) (2)	34,901	0.38%	77.5%	216	209
Zinc (pounds) (2)	34,901	0.96%	82.7%	509	542

Year Ended December 31, 2024	Tonnes Milled (thousands)	Average Milled Grade (1)	Average Mill Recovery Rate	Consolidated Pounds/Ounces Produced (millions)	Consolidated Pounds/Ounces Sold (millions)
Copper (pounds)
Cadia	29,824	0.36%	84.5%	191	186
Boddington	34,936	0.14%	83.1%	83	83
Telfer (3)	3,665	0.11%	73.8%	6	6
Red Chris	6,293	0.52%	83.4%	58	57
Total Copper	74,718	0.26%	83.7%	338	332

Silver (ounces) (2)	32,896	42.61	81.3%	33	33
Lead (pounds) (2)	32,896	0.41%	75.9%	212	213
Zinc (pounds) (2)	32,896	1.13%	83.0%	569	545

Year Ended December 31, 2023	Tonnes Milled (thousands)	Average Milled Grade (1)	Average Mill Recovery Rate	Consolidated Pounds/Ounces Produced (millions)	Consolidated Pounds/Ounces Sold (millions)
Copper (pounds)
Cadia (4)	5,229	0.38%	85.3%	36	45
Boddington	36,467	0.16%	84.2%	98	98
Telfer (4)	2,807	0.08%	59.3%	3	5
Red Chris (4)	1,139	0.40%	81.2%	8	7
Total Copper	45,642	0.18%	83.6%	145	155

Silver (ounces) (2)	20,850	36.65	79.1%	18	17
Lead (pounds) (2)	20,850	0.37%	69.3%	113	107
Zinc (pounds) (2)	20,850	0.78%	78.5%	230	222
____________________________
(1)Average milled grade is calculated as the percentage of the respective metal contained in the total tonnes that were milled, with the exception of silver, which is reported in grams/tonne.
(2)All of our silver, lead, and zinc co-product production came from Peñasquito.
(3)In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.
(4)Sites acquired through the Newcrest transaction in 2023. Refer to Note 3 to the Consolidated Financial Statements for further information.
The following tables detail operating statistics related to co-product metal production costs per gold equivalent ounce (“GEO”) sold. Gold equivalent ounces are calculated as pounds or ounces produced multiplied by the ratio of the other metals’ price to the gold price, using the metal prices as provided in Results of Consolidated Operations within Part II, Item 7 below.

Year Ended December 31, 2025	Cadia	Boddington	Peñasquito	Red Chris	Total / Weighted-Average
Consolidated GEO sold (thousands)	370	109	820	126	1,425

Production costs per GEO sold: (1)(2)
Costs applicable to sales	$812	$1,165	$1,066	$1,341	$1,032
Depreciation and amortization	326	223	402	399	368
Reclamation and remediation	7	23	18	40	17
Total production costs per GEO sold	$1,145	$1,411	$1,486	$1,780	$1,417

All-in sustaining costs per GEO sold (1)(2)	$1,230	$1,397	$1,318	$1,692	$1,392

Year Ended December 31, 2024	Cadia	Boddington	Peñasquito	Red Chris	Telfer (3)	Total / Weighted-Average
Consolidated GEO sold (thousands)	465	205	1,088	142	16	1,916

Production costs per GEO sold: (1)(2)
Costs applicable to sales	$603	$994	$831	$1,209	$2,398	$834
Depreciation and amortization	263	189	343	366	161	307
Reclamation and remediation	5	16	15	37	106	15
Total production costs per GEO sold	$871	$1,199	$1,189	$1,612	$2,665	$1,156

All-in sustaining costs per GEO sold (1)(2)	$987	$1,172	$1,090	$1,640	$2,885	$1,161

Year Ended December 31, 2023	Cadia (3)	Boddington	Peñasquito	Red Chris (3)	Telfer (3)	Total / Weighted-Average
Consolidated GEO sold (thousands)	114	246	507	16	13	896

Production costs per GEO sold: (1)(2)
Costs applicable to sales	$1,017	$830	$1,283	$1,020	$1,703	$1,127
Depreciation and amortization	127	144	561	181	109	378
Reclamation and remediation	—	12	28	—	6	19
Total production costs per GEO sold	$1,144	$986	$1,872	$1,201	$1,818	$1,524

All-in sustaining costs per GEO sold (1)(2)	$1,342	$1,067	$1,756	$1,660	$2,580	$1,579
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
(2)Per GEO measures may not recalculate due to rounding.
(3)Sites acquired through the Newcrest transaction in 2023. In the fourth quarter of 2024, the Company completed the sale of the assets of the Telfer reportable segment. Refer to Note 3 to the Consolidated Financial Statements for further information.
Proven and Probable Reserves
All of our reserves are located on land (i) we own or control, or (ii) that is owned or controlled by business entities established with our joint venture partners, in which the Company owns its pro-rata share of the capital stock, membership units, or interests. The risks that could affect title to our property are included above in Item 1A, Risk Factors.
A “mineral reserve” is an estimate of tonnage and grade or quality of measured and indicated mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. The term “economically viable,” as used in the definition of reserve, means that the qualified person has analytically determined that extraction of the mineral reserve is economically viable under reasonable investment and market assumptions.

The term “proven reserves” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are less closely spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Proven and probable reserves include gold, copper, silver, lead, zinc or molybdenum attributable to Newmont’s ownership or economic interest.
Proven and probable reserves are based on extensive drilling, sampling, mine modeling and metallurgical testing from which we determined economic feasibility. The reference point for mineral reserves is the point of delivery to the process plant. Metal price assumptions, adjusted for our exchange rate assumption, are based on such factors as market forecasts, industry consensus and management estimates. The price sensitivity of reserves depends upon several factors including grade, metallurgical recovery, operating cost, waste-to-ore ratio and ore type. Metallurgical recovery rates vary depending on the metallurgical properties of each deposit and the production process used. The reserve tables below list the average metallurgical recovery rate for each deposit, which takes into account the relevant processing methods. The cut-off grade, or lowest grade of mineralization considered economic to process, varies between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the ore to gold, copper, silver, lead, zinc or molybdenum extraction and type of milling or leaching facilities available. Reserve estimates may have non-material differences in comparison to our joint venture partners due to differences in classification and rounding methodology.
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
We had attributable proven and probable gold reserves of 118.2 million ounces at December 31, 2025. For 2025 and 2024, reserves were estimated at a gold price assumption of $2,000 and $1,700 per ounce, respectively, except as noted below. The increase in the reserves gold price assumption is based on the Company's assessment of multiple factors, including historical gold pricing trends, consensus price forecasts, and impacts of inflation. We estimate that our 2025 reserves would increase by 5% (6.4 million ounces), or decline by 2% (2.8 million ounces), if the gold price assumption increased or decreased $100 per ounce, respectively, with all other assumptions remaining constant.
We publish reserves annually, and will recalculate reserves at December 31, 2026, taking into account metal prices, changes, if any, to future production and capital costs, divestments and depletion as well as any acquisitions and additions during 2026.
The Company has internal controls for reviewing and documenting the information supporting the mineral reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. Information that is utilized to compile mineral reserves and resources is prepared and certified by appropriately qualified persons at the mine site level and is subject to our internal review process which includes review by the Newmont-designated site and the Qualified Person (“QP”) based in our corporate office in Denver, Colorado. Additionally, all material sites are generally audited on a three-year cycle, and non-material sites on a four-year cycle, by subject matter experts for compliance with internal standards, guidelines, and applicable regulatory requirements. Audit timing may be adjusted, as appropriate, based on factors such as site-specific risk assessments, the presence or absence of material changes, or alignment with the timing of significant projects of planned additions. The QP presents the mineral reserve and mineral resource information to the Audit Committee and the Disclosure Committee on an annual basis for further review.
The following tables detail proven and probable reserves reflecting only those reserves attributable to Newmont’s ownership or economic interest at December 31, 2025 and 2024.

Gold Reserves at December 31, 2025 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)
Lihir Open Pits	100%	—	—	—	147,900	2.55	12,100	147,900	2.55	12,100	76%
Lihir Stockpiles (4)	100%	—	—	—	72,300	1.65	3,800	72,300	1.65	3,800	76%
Total Lihir, Papua New Guinea (5)	100%	—	—	—	220,200	2.26	16,000	220,200	2.26	16,000	76%
Wafi-Golpu, Papua New Guinea (6)(7)	50%	—	—	—	194,500	0.82	5,100	194,500	0.82	5,100	68%
Cadia, Australia (8)	100%	—	—	—	1,007,600	0.42	13,500	1,007,600	0.42	13,500	81%
Tanami, Australia	100%	10,100	4.88	1,600	22,700	5.10	3,700	32,800	5.03	5,300	98%
Boddington Open Pit	100%	265,300	0.62	5,300	216,300	0.58	4,100	481,700	0.60	9,300	85%
Boddington Stockpiles (4)	100%	5,600	0.56	100	57,800	0.43	800	63,400	0.44	900	84%
Total Boddington, Australia (9)	100%	271,000	0.61	5,400	274,100	0.55	4,900	545,100	0.58	10,200	85%
Ahafo South Open Pit (10)	100%	2,500	1.16	100	40,900	1.48	1,900	43,400	1.46	2,000	88%
Ahafo South Underground (11)	100%	9,400	2.51	800	10,000	2.23	700	19,400	2.37	1,500	94%
Ahafo South Stockpiles (4)(12)	100%	18,500	0.94	600	—	—	—	18,500	0.94	600	91%
Total Ahafo South, Ghana	100%	30,400	1.44	1,400	50,900	1.63	2,700	81,300	1.56	4,100	91%
Ahafo North, Ghana (13)	100%	—	—	—	65,500	2.23	4,700	65,500	2.23	4,700	89%
Total Ahafo Complex, Ghana	100%	30,400	1.44	1,400	116,500	1.97	7,400	146,900	1.86	8,800	90%
Merian, Suriname	75%	24,800	1.21	1,000	104,600	1.06	3,600	129,400	1.09	4,500	93%
Cerro Negro, Argentina	100%	2,200	11.20	800	6,800	10.38	2,300	9,000	10.58	3,000	94%
Pueblo Viejo Open Pit	40%	35,800	2.22	2,600	51,300	1.95	3,200	87,100	2.06	5,800	81%
Pueblo Viejo Stockpiles (4)	40%	—	—	—	36,900	2.04	2,400	36,900	2.04	2,400	81%
Total Pueblo Viejo, Dominican Republic (7)(14)	40%	35,800	2.22	2,600	88,200	1.99	5,600	123,900	2.06	8,200	81%
NuevaUnión, Chile (7)(15)	50%	—	—	—	341,100	0.47	5,100	341,100	0.47	5,100	66%
Norte Abierto, Chile (7)(16)	50%	—	—	—	521,100	0.65	10,800	521,100	0.65	10,800	86%
Yanacocha, Peru	100%	18,800	0.81	500	—	—	—	18,800	0.81	500	71%
Peñasquito Open Pits	100%	79,500	0.54	1,400	114,800	0.44	1,600	194,300	0.48	3,000	62%
Peñasquito Stockpiles (4)	100%	4,900	0.44	100	21,800	0.21	100	26,700	0.25	200	45%
Total Peñasquito, Mexico	100%	84,400	0.53	1,400	136,600	0.40	1,800	221,000	0.45	3,200	61%
Red Chris, Canada (17)	70%	2,600	0.32	—	178,900	0.63	3,600	181,500	0.62	3,600	69%
Brucejack, Canada	100%	—	—	—	13,500	6.65	2,900	13,500	6.65	2,900	96%
NGM Open Pit (18)	38.5%	—	—	—	131,100	1.02	4,300	131,100	1.02	4,300	75%
NGM Stockpiles (4)(19)	38.5%	6,800	1.29	300	20,800	2.35	1,600	27,600	2.09	1,800	67%
NGM Underground (20)	38.5%	4,200	11.67	1,600	37,900	7.93	9,700	42,100	8.30	11,200	84%
Total NGM, United States (21)	38.5%	10,900	5.24	1,800	189,800	2.54	15,500	200,700	2.69	17,400	80%
Total Gold		490,900	1.04	16,500	3,416,100	0.93	101,800	3,907,000	0.94	118,200	81%

Gold Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)
Lihir Open Pits	100%	—	—	—	125,900	2.86	11,600	125,900	2.86	11,600	77%
Lihir Stockpiles (4)	100%	—	—	—	77,100	1.68	4,200	77,100	1.68	4,200	77%
Total Lihir, Papua New Guinea	100%	—	—	—	203,000	2.41	15,800	203,000	2.41	15,800	77%
Wafi-Golpu, Papua New Guinea (7)	50%	—	—	—	194,500	0.82	5,100	194,500	0.82	5,100	68%
Cadia, Australia	100%	—	—	—	1,051,800	0.42	14,100	1,051,800	0.42	14,100	81%
Tanami, Australia	100%	10,100	5.25	1,700	19,800	5.28	3,400	29,900	5.27	5,100	98%
Boddington Open Pit	100%	276,500	0.64	5,600	219,200	0.61	4,300	495,700	0.62	9,900	84%
Boddington Stockpiles (4)	100%	2,100	0.67	—	61,900	0.42	800	64,100	0.43	900	83%
Total Boddington, Australia	100%	278,600	0.64	5,700	281,200	0.57	5,100	559,800	0.60	10,800	84%
Ahafo South Open Pit	100%	2,400	2.64	200	39,700	1.57	2,000	42,000	1.63	2,200	89%
Ahafo South Underground	100%	6,100	2.97	600	15,200	2.36	1,200	21,300	2.54	1,700	94%
Ahafo South Stockpiles (4)	100%	21,700	0.97	700	—	—	—	21,700	0.97	700	91%
Total Ahafo South, Ghana	100%	30,200	1.51	1,500	54,800	1.79	3,200	85,000	1.69	4,600	91%
Ahafo North, Ghana	100%	—	—	—	62,000	2.32	4,600	62,000	2.32	4,600	91%
Total Ahafo Complex, Ghana	100%	30,200	1.51	1,500	116,800	2.07	7,800	147,000	1.96	9,200	91%
Merian, Suriname	75%	23,400	1.26	900	87,300	1.14	3,200	110,700	1.16	4,100	93%
Cerro Negro, Argentina	100%	2,200	11.84	800	7,100	10.50	2,400	9,300	10.82	3,200	94%
Pueblo Viejo Open Pit	40%	32,200	2.27	2,300	49,500	2.04	3,300	81,700	2.13	5,600	88%
Pueblo Viejo Stockpiles (4)	40%	—	—	—	38,800	2.07	2,600	38,800	2.07	2,600	83%
Total Pueblo Viejo, Dominican Republic (7)(14)	40%	32,200	2.27	2,300	88,300	2.06	5,800	120,500	2.11	8,200	86%
NuevaUnión, Chile (7)(15)	50%	—	—	—	341,100	0.47	5,100	341,100	0.47	5,100	66%
Norte Abierto, Chile (7)(16)	50%	—	—	—	598,800	0.60	11,600	598,800	0.60	11,600	74%
Yanacocha Open Pits	100%	17,700	0.90	500	96,300	0.78	2,500	114,100	0.80	2,900	55%
Yanacocha Underground	100%	—	—	—	12,300	6.06	2,400	12,300	6.06	2,400	97%
Total Yanacocha, Peru	100%	17,800	0.90	500	108,600	1.38	4,800	126,400	1.31	5,300	74%
Peñasquito Open Pits	100%	93,900	0.58	1,700	130,800	0.48	2,000	224,700	0.52	3,800	62%
Peñasquito Stockpiles (4)	100%	4,700	0.60	100	27,300	0.21	200	32,000	0.26	300	37%
Total Peñasquito, Mexico	100%	98,600	0.58	1,800	158,100	0.44	2,200	256,600	0.49	4,100	60%
Red Chris, Canada	70%	—	—	—	186,400	0.62	3,700	186,400	0.62	3,700	69%
Brucejack, Canada	100%	—	—	—	8,600	6.95	1,900	8,600	6.95	1,900	96%
NGM Open Pit	38.5%	—	—	—	124,200	1.16	4,600	124,200	1.16	4,600	77%
NGM Stockpiles (4)	38.5%	16,400	1.86	1,000	12,900	2.36	1,000	29,200	2.08	2,000	69%
NGM Underground	38.5%	4,000	11.28	1,400	39,700	7.73	9,900	43,700	8.06	11,300	89%
Total NGM, United States (21)	38.5%	20,400	3.69	2,400	176,800	2.72	15,500	197,100	2.82	17,900	84%
Held for sale (22)
CC&V Open Pit	100%	87,000	0.43	1,200	28,600	0.44	400	115,600	0.43	1,600	58%
CC&V Leach Pads (23)	100%	—	—	—	34,600	0.73	800	34,600	0.73	800	55%
Total CC&V, United States	100%	87,000	0.43	1,200	63,200	0.60	1,200	150,200	0.50	2,400	57%
Musselwhite, Canada	100%	4,100	6.69	900	3,200	6.10	600	7,400	6.43	1,500	96%
Porcupine Underground	100%	1,600	5.09	300	2,700	7.27	600	4,400	6.46	900	89%
Porcupine Open Pit	100%	300	2.09	—	30,200	1.46	1,500	30,600	1.46	1,500	93%
Total Porcupine, Canada	100%	2,000	4.57	300	33,000	1.94	2,100	34,900	2.09	2,300	92%
Éléonore, Canada	100%	2,200	4.86	300	7,900	5.10	1,300	10,100	5.05	1,600	92%
Akyem Open Pit	100%	12,700	1.52	600	5,500	1.58	300	18,200	1.54	900	90%
Akyem Stockpiles (4)	100%	700	0.72	—	—	—	—	700	0.72	—	90%
Total Akyem, Ghana	100%	13,500	1.48	600	5,500	1.58	300	19,000	1.51	900	90%
Total Gold		622,100	1.06	21,100	3,741,000	0.94	113,000	4,363,000	0.96	134,100	81%
____________________________
(1)At December 31, 2025 and 2024, gold reserves at sites for which Newmont is the operator were estimated at a gold price of $2,000 and $1,700 per ounce, respectively, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.

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
(5)Cut-off grade utilized in 2025 reserves not less than 1.00 gram per tonne.
(6)Project is currently undeveloped. Gold reserves at December 31, 2025 were estimated at a gold price of $1,200 per ounce.
(7)Included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(8)The net smelter return value utilized in 2025 reserves not less than $24.62 per tonne.
(9)The net smelter return value utilized in 2025 reserves not less than $18.24 per tonne.
(10)Cut-off grade utilized in 2025 reserves not less than 0.49 gram per tonne.
(11)Cut-off grade utilized in 2025 reserves not less than 1.80 gram per tonne.
(12)Cut-off grade utilized in 2025 reserves not less than 0.48 gram per tonne.
(13)Cut-off grade utilized in 2025 reserves not less than 0.60 gram per tonne.
(14)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Gold reserves at December 31, 2025 were estimated at a gold price of $1,500 per ounce. Gold reserves at December 31, 2025 and 2024 were provided by Barrick, the operator of Pueblo Viejo.
(15)Project is currently undeveloped. Gold reserves at December 31, 2025 were estimated at a gold price of $1,300 per ounce. Gold reserves at December 31, 2025 and 2024 were provided by the NuevaUnión joint venture.
(16)Project is currently undeveloped. Gold reserves at December 31, 2025 were estimated at a gold price of $1,700 per ounce. Gold reserves at December 31, 2025 and 2024 were provided by the Norte Abierto joint venture.
(17)Gold reserves related to the underground mine at December 31, 2025 were estimated at a gold price of $1,300 per ounce.
(18)Cut-off grade utilized in 2025 reserves not less than 0.15 gram per tonne.
(19)Cut-off grade utilized in 2025 reserves not less than 0.44 gram per tonne.
(20)Cut-off grade utilized in 2025 reserves not less than 3.34 gram per tonne.
(21)Gold reserves at December 31, 2025 were estimated at a gold price of $1,500 per ounce. Gold reserves at December 31, 2025 and 2024 were provided by Barrick, the operator of the NGM joint venture.
(22)Sites were classified as held for sale as of December 31, 2024 and were divested as of December 31, 2025. Refer to Note 3 of the Consolidated Financial Statements for further information on the Company's divestitures.
(23)Leach pad material is the material on leach pads at the end of the year from which gold remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.

Copper Reserves at December 31, 2025 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)
Wafi-Golpu, Papua New Guinea (4)(5)	50%	—	—%	—	194,500	1.20%	2,300	194,500	1.20%	2,300	95%
Cadia, Australia (6)	100%	—	—%	—	1,007,600	0.29%	2,900	1,007,600	0.29%	2,900	87%
Boddington, Australia (7)	100%	271,000	0.09%	200	274,100	0.10%	300	545,100	0.09%	500	81%
NuevaUnión, Chile (5)(8)	50%	—	—%	—	1,118,000	0.40%	4,400	1,118,000	0.40%	4,400	88%
Norte Abierto, Chile (5)(9)	50%	—	—%	—	521,100	0.24%	1,200	521,100	0.24%	1,200	79%
Red Chris, Canada (10)	70%	2,600	0.41%	—	178,900	0.52%	900	181,500	0.52%	900	84%
NGM, United States (11)	38.5%	3,700	0.15%	—	76,500	0.18%	100	80,200	0.18%	100	68%
Total Copper		277,300	0.09%	200	3,370,700	0.36%	12,300	3,648,000	0.34%	12,500	87%

Copper Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Cu %)	Tonnes (3) (000)
Wafi-Golpu, Papua New Guinea (5)	50%	—	—%	—	194,500	1.20%	2,300	194,500	1.20%	2,300	95%
Cadia, Australia	100%	—	—%	—	1,051,800	0.29%	3,100	1,051,800	0.29%	3,100	87%
Boddington, Australia	100%	278,600	0.09%	200	281,200	0.10%	300	559,800	0.09%	500	81%
NuevaUnión, Chile (5)(8)	50%	—	—%	—	1,118,000	0.40%	4,400	1,118,000	0.40%	4,400	88%
Norte Abierto, Chile (5)(9)	50%	—	—%	—	598,800	0.22%	1,300	598,800	0.22%	1,300	87%
Yanacocha, Peru	100%	—	—%	—	111,100	0.63%	700	111,100	0.63%	700	83%
Red Chris, Canada	70%	—	—%	—	186,400	0.52%	1,000	186,400	0.52%	1,000	84%
NGM, United States (11)	38.5%	4,300	0.16%	—	71,000	0.18%	100	75,400	0.18%	100	66%
Total Copper		282,900	0.09%	200	3,612,900	0.37%	13,200	3,895,800	0.35%	13,500	88%
____________________________
(1)At December 31, 2025 and 2024, copper reserves at sites for which Newmont is the operator were estimated at a copper price of $3.75 and $3.50 per pound, respectively, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
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
(4)Project is currently undeveloped. Copper reserves at December 31, 2025 were estimated at a copper price of $3.00 per pound.
(5)Included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(6)The net smelter return value utilized in 2025 reserves not less than $24.62 per tonne.
(7)The net smelter return value utilized in 2025 reserves not less than $18.24 per tonne.
(8)Project is currently undeveloped. Copper reserves at December 31, 2025 were estimated at a copper price of $3.00 per pound. Copper reserves at December 31, 2025 and 2024 were provided by the NuevaUnión joint venture.
(9)Project is currently undeveloped. Copper reserves at December 31, 2025 were estimated at a copper price of $3.50. Copper reserves at December 31, 2025 and 2024 were provided by the Norte Abierto joint venture.
(10)Copper reserves related to the underground mine at December 31, 2025 were estimated at a copper price of $3.00 per pound.
(11)Copper cut-off grade varies with gold and silver credits. Copper reserves at December 31, 2025 were estimated at a copper price of $3.25 per ounce. Copper reserves at December 31, 2025 and 2024 were provided by Barrick, the operator of the NGM joint venture.

Silver Reserves at December 31, 2025 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)
Cadia, Australia (4)	100%	—	—	—	1,007,600	0.67	21,800	1,007,600	0.67	21,800	67%
Cerro Negro, Argentina	100%	2,200	84.41	5,900	6,800	66.20	14,400	9,000	70.62	20,300	74%
Pueblo Viejo Open Pits	40%	35,800	12.01	13,800	51,300	11.58	19,100	87,100	11.76	32,900	53%
Pueblo Viejo Stockpiles (5)	40%	—	—	—	36,900	13.59	16,100	36,900	13.59	16,100	53%
Total Pueblo Viejo, Dominican Republic (6)(7)	40%	35,800	12.01	13,800	88,200	12.42	35,200	123,900	12.30	49,000	53%
NuevaUnión, Chile (7)(8)	50%	—	—	—	1,118,000	1.31	47,200	1,118,000	1.31	47,200	66%
Norte Abierto, Chile (7)(9)	50%	—	—	—	521,100	1.61	27,000	521,100	1.61	27,000	76%
Yanacocha, Peru	100%	—	—	—	68,300	8.82	19,400	68,300	8.82	19,400	5%
Peñasquito Open Pits	100%	79,500	34.50	88,200	114,800	31.09	114,700	194,300	32.49	202,900	83%
Peñasquito Stockpiles (5)	100%	4,900	47.37	7,500	21,800	27.90	19,600	26,700	31.48	27,000	76%
Total Peñasquito, Mexico	100%	84,400	35.25	95,700	136,600	30.58	134,300	221,000	32.37	230,000	82%
Brucejack, Canada	100%	—	—	—	13,500	29.39	12,800	13,500	29.39	12,800	83%
NGM Open Pit	38.5%	—	—	—	66,200	6.54	13,900	66,200	6.54	13,900	38%
NGM Stockpiles (5)	38.5%	2,700	7.89	700	—	—	—	2,700	7.89	700	38%
Total NGM, United States (10)	38.5%	2,700	7.89	700	66,200	6.54	13,900	68,900	6.59	14,600	38%
Total Silver		125,000	28.88	116,000	3,026,200	3.35	326,000	3,151,200	4.36	442,000	71%

Silver Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (2) (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)
Cadia, Australia	100%	—	—	—	1,051,800	0.67	22,800	1,051,800	0.67	22,800	68%
Cerro Negro, Argentina	100%	2,200	89.85	6,400	7,100	65.87	15,000	9,300	71.58	21,400	75%
Pueblo Viejo Open Pits	40%	32,200	12.44	12,900	49,500	11.49	18,300	81,700	11.86	31,200	71%
Pueblo Viejo Stockpiles (5)	40%	—	—	—	38,800	14.22	17,700	38,800	14.22	17,700	71%
Total Pueblo Viejo, Dominican Republic (6)(7)	40%	32,200	12.44	12,900	88,300	12.69	36,000	120,500	12.62	48,900	71%
NuevaUnión, Chile (7)(8)	50%	—	—	—	1,118,000	1.31	47,200	1,118,000	1.31	47,200	66%
Norte Abierto, Chile (7)(9)	50%	—	—	—	598,800	1.52	29,300	598,800	1.52	29,300	74%
Yanacocha Open Pits and Underground	100%	—	—	—	93,400	19.89	59,800	93,400	19.89	59,800	54%
Yanacocha Stockpiles and Leach Pads (5)(11)	100%	—	—	—	78,900	9.33	23,600	78,900	9.33	23,600	13%
Total Yanacocha, Peru	100%	—	—	—	172,300	15.05	83,400	172,300	15.05	83,400	43%
Peñasquito Open Pits	100%	93,900	34.68	104,700	130,800	28.52	119,900	224,700	31.09	224,600	83%
Peñasquito Stockpiles (5)	100%	4,700	25.38	3,800	27,300	28.32	24,800	32,000	27.89	28,700	73%
Total Peñasquito, Mexico	100%	98,600	34.24	108,500	158,100	28.49	144,800	256,600	30.70	253,300	82%
Brucejack, Canada	100%	—	—	—	8,600	34.36	9,500	8,600	34.36	9,500	83%
NGM Open Pit	38.5%	—	—	—	54,600	7.78	13,700	54,600	7.78	13,700	38%
NGM Stockpiles (5)	38.5%	3,200	7.87	800	—	—	—	3,200	7.87	800	38%
Total NGM, United States (10)	38.5%	3,200	7.87	800	54,600	7.78	13,700	57,900	7.78	14,500	38%
Total Silver		136,200	29.37	128,600	3,257,700	3.83	401,600	3,393,800	4.86	530,200	71%
____________________________
(1)At December 31, 2025 and 2024, silver reserves at sites for which Newmont is the operator were estimated at a silver price of $25 and $20 per ounce, respectively, unless otherwise noted. Reserves provided by other operators may use pricing that differs. Amounts presented may not recalculate in total due to rounding.
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
(4)The net smelter return value utilized in 2025 reserves not less than $24.62 per tonne.
(5)Stockpiles are comprised primarily of material that has been set aside to allow processing of higher grade material in the mills. Stockpiles increase or decrease depending on current mine plans. Stockpile reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.
(6)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Silver reserves at December 31, 2025 were estimated at a silver price of $21 per ounce. Silver reserves at December 31, 2025 and 2024 were provided by Barrick, the operator of Pueblo Viejo.
(7)Included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(8)Project is currently undeveloped. Silver reserves at December 31, 2025 were estimated at a silver price of $18 per ounce. Silver reserves at December 31, 2025 and 2024 were provided by the NuevaUnión joint venture.
(9)Project is currently undeveloped. Silver reserves at December 31, 2025 were estimated at a silver price of $25 per ounce. Silver reserves at December 31, 2025 and 2024 were provided by the Norte Abierto joint venture.
(10)Silver cut-off grade varies with gold and copper credits. Silver reserves at December 31, 2025 were estimated at a silver price of $21 per ounce. Silver reserves at December 31, 2025 and 2024 were provided by Barrick, the operator of the NGM joint venture.
(11)Leach pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process reserves are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported reserves.

Lead Reserves at December 31, 2025 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)
Peñasquito, Mexico	100%	84,400	0.34%	300	136,600	0.28%	400	221,000	0.30%	700	75%
Total Lead		84,400	0.34%	300	136,600	0.28%	400	221,000	0.30%	700	75%

Lead Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Pb %)	Tonnes (3) (000)
Peñasquito, Mexico	100%	98,600	0.35%	300	158,100	0.29%	500	256,600	0.31%	800	74%
Total Lead		98,600	0.35%	300	158,100	0.29%	500	256,600	0.31%	800	74%
____________________________
(1)At December 31, 2025 and 2024, lead reserves were estimated at a lead price of $0.90 per pound. Amounts presented may not recalculate in total due to rounding.
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

Zinc Reserves at December 31, 2025 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)
Peñasquito Open Pits, Mexico	100%	79,500	0.77%	600	114,800	0.60%	700	194,300	0.67%	1,300	83%
Peñasquito Stockpiles, Mexico (4)	100%	4,900	1.25%	100	21,800	0.54%	100	26,700	0.67%	200	78%
Total Zinc		84,400	0.80%	700	136,600	0.59%	800	221,000	0.67%	1,500	82%

Zinc Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Zn %)	Tonnes (3) (000)
Peñasquito Open Pits, Mexico	100%	93,900	0.81%	800	130,800	0.6%	800	224,700	0.69%	1,500	83%
Peñasquito Stockpiles, Mexico (4)	100%	4,700	0.80%	—	27,300	0.54%	100	32,000	0.58%	200	75%
Total Zinc		98,600	0.81%	800	158,100	0.59%	900	256,600	0.68%	1,700	82%
____________________________
(1)At December 31, 2025 and 2024, zinc reserves were estimated at a zinc price of $1.20 per pound. Amounts presented may not recalculate in total due to rounding.
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

Molybdenum Reserves at December 31, 2025 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)
Cadia, Australia (4)	100%	—	—%	—	996,400	0.01%	100	996,400	0.01%	100	67%
NuevaUnión, Chile (5)(6)	50%	—	—%	—	776,900	0.02%	100	776,900	0.02%	100	48%
Total Molybdenum		—	—%	—	1,773,300	0.01%	200	1,773,300	0.01%	200	56%

Molybdenum Reserves at December 31, 2024 (1)
		Proven Reserves			Probable Reserves			Proven and Probable Reserves			Metallurgical Recovery (3)
Deposits/Districts	Newmont Share	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)	Tonnage (2) (000 tonnes)	Grade (Mo %)	Tonnes (3) (000)
Cadia, Australia	100%	—	—%	—	1,040,600	0.01%	100	1,040,600	0.01%	100	67%
NuevaUnión, Chile (5)(6)	50%	—	—%	—	776,900	0.02%	100	776,900	0.02%	100	48%
Total Molybdenum		—	—%	—	1,817,500	0.01%	200	1,817,500	0.01%	200	56%

____________________________
(1)At December 31, 2025 and 2024, molybdenum reserves at sites for which Newmont is the operator were estimated at a molybdenum price of $13 per pound, unless otherwise noted. Amounts presented may not recalculate in total due to rounding.
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
(4)The net smelter return value utilized in 2025 reserves not less than $25 per tonne.
(5)Project is currently undeveloped. Molybdenum reserves at December 31, 2025 were estimated at a molybdenum price of $10 per pound. Molybdenum reserves at December 31, 2025 and 2024 were provided by the NuevaUnión joint venture.
(6)Included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
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
Our exploration efforts are directed to the discovery of new resources and converting them into proven and probable reserves. We conduct brownfield exploration around our existing mines and greenfield exploration in other locations globally. Brownfield exploration can result in the discovery of additional deposits, which may receive the economic benefit of existing operating, processing and administrative infrastructures. In contrast, the discovery of mineralization through greenfield exploration efforts will require capital investment to build a stand-alone operation. Our Exploration expense was $243, $266, and $265 for the years ended December 31, 2025, 2024, and 2023, respectively.
We had attributable measured and indicated gold resources of 88.1 million ounces and attributable inferred gold resources of 60.6 million ounces at December 31, 2025. For 2025 and 2024, attributable measured, indicated, and inferred gold resources were estimated at a gold price assumption of $2,300 and $2,000 per ounce, respectively, except as noted below. The increase in the resources gold price assumption is based on the Company's assessment of multiple factors, including historical gold pricing trends, consensus price forecasts, and impacts of inflation.
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
We publish measured, indicated, and inferred resources annually, and will recalculate them at December 31, 2026, taking into account metal prices, changes, if any, in future production and capital costs, divestments and conversion to reserves, as well as any acquisitions and additions during 2026.
The following tables detail measured, indicated, and inferred resources reflecting only those that are attributable to Newmont’s ownership or economic interest at December 31, 2025 and 2024.

Gold Resources at December 31, 2025 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Lihir, Papua New Guinea	100%	—	—	—	37,500	1.99	2,400	37,500	1.99	2,400	239,800	2.4	18,300	75%
Wafi-Golpu Open Pit (4)	50%	—	—	—	53,600	1.66	2,900	53,600	1.66	2,900	15,500	1.3	600	65%
Wafi-Golpu Underground (5)	50%	—	—	—	140,800	0.45	2,000	140,800	0.45	2,000	91,900	0.6	1,900	68%
Total Wafi-Golpu, Papua New Guinea (6)	50%	—	—	—	194,500	0.78	4,900	194,500	0.78	4,900	107,300	0.7	2,600	67%
Cadia Underground	100%	—	—	—	1,009,300	0.29	9,400	1,009,300	0.29	9,400	163,900	0.2	1,300	81%
Cadia Stockpiles	100%	28,500	0.30	300	—	—	—	28,500	0.30	300	—	—	—	64%
Total Cadia, Australia	100%	28,500	0.30	300	1,009,300	0.29	9,400	1,037,800	0.29	9,700	163,900	0.2	1,300	81%
Tanami Open Pit	100%	10,000	1.62	500	27,300	1.42	1,200	37,200	1.47	1,800	5,500	1.1	200	90%
Tanami Underground	100%	2,600	3.35	300	6,800	3.77	800	9,400	3.65	1,100	17,600	4.4	2,500	96%
Total Tanami, Australia	100%	12,500	1.98	800	34,100	1.89	2,100	46,600	1.91	2,900	23,100	3.6	2,700	94%
Boddington, Australia	100%	97,300	0.52	1,600	168,200	0.49	2,600	265,500	0.50	4,300	3,800	0.5	100	85%
Ahafo South Open Pit	100%	1,000	1.13	—	5,000	0.72	100	6,100	0.79	200	3,200	1.1	100	87%
Ahafo South Underground	100%	1,200	3.69	100	41,400	3.84	5,100	42,500	3.84	5,200	19,500	2.9	1,800	91%
Total Ahafo South, Ghana	100%	2,200	2.49	200	46,400	3.51	5,200	48,600	3.46	5,400	22,700	2.7	2,000	91%
Ahafo North, Ghana	100%	6,600	1.44	300	36,300	1.74	2,000	42,900	1.69	2,300	18,100	1.6	900	90%
Total Ahafo Complex, Ghana	100%	8,700	1.70	500	82,700	2.73	7,300	91,400	2.63	7,700	40,900	2.2	2,900	91%
Merian, Suriname	75%	5,200	0.96	200	49,600	1.05	1,700	54,800	1.05	1,800	79,700	0.8	2,100	90%
Cerro Negro, Argentina	100%	1,300	3.73	200	1,900	5.42	300	3,200	4.73	500	7,500	5.1	1,200	95%
Pueblo Viejo, Dominican Republic (6)(7)	40%	7,300	1.31	300	33,100	1.37	1,500	40,300	1.36	1,800	6,300	1.5	300	81%
NuevaUnión, Chile (6)(8)	50%	4,800	0.47	100	118,300	0.59	2,300	123,100	0.59	2,300	239,800	0.4	3,100	68%
Norte Abierto, Chile (6)(9)	50%	77,700	0.61	1,500	525,500	0.51	8,600	603,200	0.52	10,100	381,100	0.4	5,300	78%
Conga, Peru (6)(10)	100%	—	—	—	693,800	0.65	14,600	693,800	0.65	14,600	230,500	0.4	2,900	75%
Yanacocha Open Pit	100%	12,800	0.41	200	99,100	0.70	2,300	111,900	0.67	2,400	360,300	0.5	6,200	58%
Yanacocha Underground	100%	3,800	7.28	900	15,200	5.13	2,500	19,000	5.56	3,400	3,600	4.9	600	97%
Total Yanacocha, Peru (11)	100%	16,600	1.98	1,100	114,300	1.29	4,700	130,900	1.38	5,800	363,900	0.6	6,700	71%
Peñasquito, Mexico	100%	52,800	0.30	500	172,100	0.21	1,100	224,900	0.23	1,600	9,200	0.2	100	56%
La Bikina, Mexico (6)	50%	—	—	—	19,900	0.37	200	19,900	0.37	200	1,600	0.2	—	50%
Galore Creek, Canada (6)(12)	50%	212,800	0.29	2,000	385,600	0.22	2,700	598,400	0.25	4,700	118,900	0.2	700	75%
Red Chris, Canada (13)	70%	—	—	—	334,800	0.34	3,700	334,800	0.34	3,700	62,000	0.3	700	55%
Brucejack, Canada	100%	—	—	—	4,300	4.13	600	4,300	4.13	600	14,500	5.3	2,500	96%
NGM Open Pit	38.5%	2,900	1.04	100	178,000	0.64	3,600	180,900	0.64	3,700	63,200	0.8	1,500	75%
NGM Underground	38.5%	1,400	8.83	400	21,900	6.34	4,500	23,400	6.50	4,900	25,600	6.9	5,700	82%
Total NGM, Nevada (14)	38.5%	4,300	3.61	500	199,900	1.26	8,100	204,300	1.31	8,600	88,900	2.5	7,300	80%
Total Gold		529,900	0.56	9,500	4,179,300	0.59	78,700	4,709,300	0.58	88,100	2,182,600	0.9	60,600	78%

Gold Resources at December 31, 2024 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Namosi, Fiji	73.24%	—	—	—	105,500	0.22	700	105,500	0.22	700	1,346,900	0.1	4,300	72%
Lihir, Papua New Guinea	100%	—	—	—	44,600	1.97	2,800	44,600	1.97	2,800	227,400	2.4	17,600	75%
Wafi-Golpu Open Pit	50%	—	—	—	53,600	1.66	2,900	53,600	1.66	2,900	15,500	1.3	600	65%
Wafi-Golpu Underground	50%	—	—	—	140,800	0.45	2,000	140,800	0.45	2,000	91,900	0.6	1,900	68%
Total Wafi-Golpu, Papua New Guinea (6)	50%	—	—	—	194,500	0.78	4,900	194,500	0.78	4,900	107,300	0.7	2,600	67%
Cadia Underground	100%	—	—	—	1,245,100	0.36	14,200	1,245,100	0.36	14,200	549,400	0.3	4,800	81%
Cadia Open Pit	100%	30,800	0.30	300	—	—	—	30,800	0.30	300	11,000	0.7	200	65%
Total Cadia, Australia	100%	30,800	0.30	300	1,245,100	0.36	14,200	1,275,900	0.35	14,500	560,400	0.3	5,000	81%
Tanami Open Pit	100%	9,700	1.65	500	26,500	1.45	1,200	36,200	1.50	1,700	5,300	1.1	200	90%
Tanami Underground	100%	2,800	3.22	300	6,600	3.80	800	9,300	3.63	1,100	17,200	4.4	2,400	97%
Total Tanami, Australia	100%	12,500	1.99	800	33,000	1.92	2,000	45,500	1.94	2,800	22,500	3.6	2,600	94%
Boddington, Australia	100%	90,600	0.55	1,600	154,100	0.53	2,600	244,700	0.54	4,200	3,500	0.6	100	84%
Ahafo South Open Pit	100%	3,900	1.13	100	6,500	0.83	200	10,400	0.95	300	3,500	1.2	100	85%
Ahafo South Underground	100%	700	3.85	100	27,100	3.96	3,400	27,800	3.95	3,500	11,500	3.1	1,200	91%
Total Ahafo South, Ghana	100%	4,700	1.56	200	33,500	3.35	3,600	38,200	3.13	3,800	15,000	2.7	1,300	91%
Ahafo North, Ghana	100%	6,900	1.41	300	28,300	1.78	1,600	35,200	1.71	1,900	13,700	1.6	700	90%
Total Ahafo Complex, Ghana	100%	11,600	1.47	500	61,800	2.64	5,200	73,400	2.45	5,700	28,700	2.2	2,000	91%
Merian, Suriname	75%	5,800	1.03	200	58,600	1.08	2,000	64,500	1.08	2,200	70,000	0.9	2,000	90%
Cerro Negro, Argentina	100%	1,300	3.77	200	1,900	5.65	300	3,200	4.88	500	7,600	4.8	1,200	94%
Pueblo Viejo, Dominican Republic (6)(7)	40%	8,200	1.39	400	38,200	1.44	1,800	46,400	1.43	2,100	5,000	1.6	300	88%
NuevaUnión, Chile (6)(8)	50%	4,800	0.47	100	118,300	0.59	2,300	123,100	0.59	2,300	239,800	0.4	3,100	68%
Norte Abierto, Chile (6)(9)	50%	77,200	0.61	1,500	596,900	0.49	9,300	674,200	0.50	10,800	369,600	0.4	4,400	76%
Conga, Peru (6)	100%	—	—	—	693,800	0.65	14,600	693,800	0.65	14,600	230,500	0.4	2,900	75%
Yanacocha Open Pit	100%	16,600	0.41	200	109,200	0.40	1,400	125,700	0.40	1,600	287,200	0.6	5,100	66%
Yanacocha Underground	100%	500	4.07	100	6,200	4.70	900	6,700	4.65	1,000	3,400	5.0	500	97%
Total Yanacocha, Peru	100%	17,100	0.52	300	115,400	0.63	2,300	132,500	0.62	2,600	290,700	0.6	5,600	72%
Peñasquito, Mexico	100%	48,200	0.30	500	163,100	0.22	1,100	211,300	0.24	1,600	21,100	0.2	100	57%
La Bikina, Mexico (6)	50%	—	—	—	19,900	0.37	200	19,900	0.37	200	1,600	0.2	—	50%
Galore Creek, Canada (6)(12)	50%	212,800	0.29	2,000	385,600	0.22	2,700	598,400	0.25	4,700	118,900	0.2	700	75%
Red Chris, Canada	70%	—	—	—	335,100	0.34	3,700	335,100	0.34	3,700	62,100	0.3	700	55%
Brucejack, Canada	100%	—	—	—	4,300	4.68	600	4,300	4.68	600	16,600	5.8	3,100	96%
NGM Open Pit	38.5%	3,700	1.24	100	158,500	0.74	3,800	162,200	0.76	4,000	56,700	0.9	1,600	72%
NGM Underground	38.5%	200	23.55	200	21,500	6.34	4,400	21,800	6.52	4,600	25,100	6.4	5,200	87%
Total NGM, United States (14)	38.5%	3,900	2.51	300	180,000	1.41	8,200	183,900	1.44	8,500	81,800	2.6	6,700	82%

Gold Resources at December 31, 2024 (1)(2) (continued)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Held for sale (15)
CC&V, United States	100%	20,300	0.53	300	26,500	0.48	400	46,700	0.50	800	71,400	0.4	900	51%
Musselwhite, Canada	100%	1,500	4.21	200	2,300	4.10	300	3,800	4.15	500	1,900	5.0	300	96%
Porcupine Underground	100%	—	—	—	1,000	7.70	300	1,100	7.59	300	1,900	7.8	500	92%
Porcupine Open Pit	100%	—	—	—	75,600	1.51	3,700	75,600	1.51	3,700	65,900	1.4	2,900	92%
Total Porcupine, Canada	100%	—	—	—	76,600	1.59	3,900	76,600	1.59	3,900	67,900	1.5	3,400	92%
Éléonore, Canada	100%	400	4.94	100	2,900	4.11	400	3,300	4.21	400	2,400	4.6	400	92%
Coffee, Canada (6)	100%	900	2.14	100	49,300	1.26	2,000	50,200	1.28	2,100	6,700	1.0	200	81%
Akyem, Ghana	100%	800	0.73	—	9,700	3.83	1,200	10,600	3.58	1,200	5,500	3.0	500	92%
Total Gold		548,800	0.53	9,300	4,717,000	0.59	90,100	5,265,900	0.59	99,400	3,967,800	0.6	70,600	78%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)At December 31, 2025 and 2024, gold resources at sites for which Newmont is the operator were estimated at a gold price of $2,300 and $2,000 per ounce, respectively, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000.
(4)Project is currently undeveloped. Gold resources at December 31, 2025 were estimated at a gold price of $1,400 per ounce.
(5)Project is currently undeveloped. Gold resources at December 31, 2025 were estimated at a gold price of $1,300 per ounce.
(6)Included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(7)The Pueblo Viejo mine, which is 40% owned by Newmont, is accounted for as an equity method investment. Gold resources at December 31, 2025 were estimated at a gold price of $2,000 per ounce. Gold resources at December 31, 2025 and 2024 were provided by Barrick, the operator of Pueblo Viejo.
(8)Project is currently undeveloped. Gold resources at December 31, 2025 were estimated at a gold price of $1,300 per ounce. Gold resources at December 31, 2025 and 2024 were provided by the NuevaUnión joint venture.
(9)Project is currently undeveloped. Gold resources at December 31, 2025 were estimated at a gold price of $2,000 per ounce. Gold resources at December 31, 2025 and 2024 were provided by the Norte Abierto joint venture.
(10)Gold resources at December 31, 2025 were estimated at a gold price of $1,400 per ounce.
(11)Gold resources related to the Yanacocha Sulfides project at December 31, 2025 were estimated at a gold price of $1,400 per ounce.
(12)Project is currently undeveloped. Resource estimates provided by Teck Resources, the Galore Creek joint venture partner.
(13)Gold resources related to the underground mine at December 31, 2025 were estimated at a gold price of $1,400 per ounce.
(14)Gold resources at December 31, 2025 were estimated at a gold price of $2,000 per ounce. Gold resources at December 31, 2025 and 2024 were provided by Barrick, the operator of the NGM joint venture.
(15)Sites were classified as held for sale as of December 31, 2024 and were divested as of December 31, 2025. Refer to Note 3 of the Consolidated Financial Statements for further information on the Company's divestitures.

Copper Resources at December 31, 2025 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Wafi-Golpu, Papua New Guinea (4)(5)	50%	—	—%	—	140,800	0.73%	1,000	140,800	0.73%	1,000	91,900	0.7%	600	95%
Cadia, Australia	100%	28,500	0.13%	—	1,009,300	0.25%	2,600	1,037,800	0.25%	2,600	163,900	0.2%	300	87%
Boddington, Australia	100%	97,300	0.12%	100	168,200	0.11%	200	265,500	0.11%	300	3,800	0.1%	—	82%
NuevaUnión, Chile (4)(6)	50%	164,300	0.19%	300	349,900	0.34%	1,200	514,100	0.30%	1,500	602,200	0.4%	2,300	89%
Norte Abierto, Chile (4)(7)	50%	58,000	0.23%	100	479,900	0.20%	900	537,900	0.20%	1,100	373,300	0.2%	800	86%
Conga, Peru (4)(8)	100%	—	—%	—	693,800	0.26%	1,800	693,800	0.26%	1,800	230,500	0.2%	400	84%
Yanacocha, Peru (9)	100%	3,700	0.29%	—	114,100	0.61%	700	117,800	0.60%	700	134,900	0.4%	500	83%
Galore Creek, Canada (4)(10)	50%	212,800	0.44%	900	385,600	0.47%	1,800	598,400	0.46%	2,800	118,900	0.3%	300	93%
Red Chris, Canada (11)	70%	—	—%	—	334,800	0.34%	1,100	334,800	0.34%	1,100	62,000	0.4%	200	81%
NGM, United States (12)	38.5%	—	—%	—	130,600	0.16%	200	130,600	0.16%	200	12,100	0.1%	—	69%
Total Copper		564,600	0.27%	1,500	3,806,800	0.30%	11,600	4,371,500	0.30%	13,100	1,793,400	0.3%	5,600	88%

Copper Resources at December 31, 2024 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Cu%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Namosi Open Pit	73.24%	—	—%	—	105,500	0.61%	600	105,500	0.61%	600	1,346,900	0.3%	4,300	84%
Namosi Underground	73.24%	—	—%	—	—	—%	—	—	—%	—	209,900	0.4%	900	92%
Total Namosi, Fiji (4)	73.24%	—	—%	—	105,500	0.61%	600	105,500	0.61%	600	1,556,800	0.3%	5,200	85%
Wafi-Golpu, Papua New Guinea (4)	50%	—	—%	—	140,800	0.73%	1,000	140,800	0.73%	1,000	91,900	0.7%	600	95%
Cadia, Australia	100%	30,800	0.13%	—	1,245,100	0.25%	3,200	1,275,900	0.25%	3,200	560,400	0.2%	1,000	86%
Boddington, Australia	100%	90,600	0.12%	100	154,100	0.11%	200	244,700	0.12%	300	3,500	0.1%	—	83%
NuevaUnión, Chile (4)(6)	50%	164,300	0.19%	300	349,900	0.34%	1,200	514,100	0.30%	1,500	602,200	0.4%	2,300	89%
Norte Abierto, Chile (4)(7)	50%	57,600	0.24%	100	551,300	0.19%	1,100	608,900	0.20%	1,200	361,800	0.2%	700	90%
Conga, Peru (4)	100%	—	—%	—	693,800	0.26%	1,800	693,800	0.26%	1,800	230,500	0.2%	400	84%
Yanacocha, Peru	100%	1,500	1.02%	—	99,800	0.36%	400	101,300	0.37%	400	39,700	0.4%	100	81%
Galore Creek, Canada (4)(10)	50%	212,800	0.44%	900	385,600	0.47%	1,800	598,400	0.46%	2,800	118,900	0.3%	300	93%
Red Chris, Canada	70%	—	—%	—	335,100	0.34%	1,100	335,100	0.34%	1,100	62,100	0.4%	200	81%
NGM, United States (12)	38.5%	—	—%	—	113,700	0.17%	200	113,700	0.17%	200	11,100	0.2%	—	67%
Total Copper		557,600	0.28%	1,600	4,174,600	0.30%	12,600	4,732,200	0.30%	14,100	3,638,800	0.3%	11,000	87%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)At December 31, 2025 and 2024, copper resources at sites in which Newmont is the operator were estimated at a copper price of $4.25 and $4.00 per pound, respectively, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.

(4)Included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(5)Project is currently undeveloped. Copper resources related to the open pit mine at December 31, 2025 were estimated at a copper price of $3.40 per pound.
(6)Project is currently undeveloped. Copper resources at December 31, 2025 were estimated at a copper price of $3.00 per pound. Copper resources at December 31, 2025 and 2024 were provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Copper resources at December 31, 2025 were estimated at a copper price of $4.00 per pound. Copper resources at December 31, 2025 and 2024 were provided by the Norte Abierto joint venture.
(8)Copper resources at December 31, 2025 were estimated at a copper price of $3.50 per pound.
(9)Copper resources related to the Yanacocha Sulfides project at December 31, 2025 were estimated at a copper price of $3.25 per pound.
(10)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(11)Copper resources related to the underground mine at December 31, 2025 were estimated at a copper price of $3.40 per pound.
(12)Copper resources at December 31, 2025 were estimated at a copper price of $4.50 per pound. Copper resources at December 31, 2025 and 2024 were provided by Barrick, the operator of the NGM joint venture.

Silver Resources at December 31, 2025 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Wafi-Golpu, Papua New Guinea (4)	50%	—	—	—	53,600	4.42	7,600	53,600	4.42	7,600	15,500	4.5	2,200	45%
Cadia, Australia	100%	—	—	—	1,009,300	0.62	20,200	1,009,300	0.62	20,200	163,900	0.4	2,300	68%
Pueblo Viejo, Dominican Republic (4)(5)	40%	7,300	6.95	1,600	33,100	7.79	8,300	40,300	7.64	9,900	6,300	8.3	1,700	53%
NuevaUnión, Chile (4)(6)	50%	164,300	0.96	5,100	349,900	1.19	13,400	514,100	1.12	18,400	602,200	1.2	22,500	66%
Norte Abierto, Chile (4)(7)	50%	77,700	1.21	3,000	525,500	1.07	18,100	603,200	1.09	21,100	381,100	1.0	12,600	79%
Peñasquito, Mexico	100%	52,800	28.32	48,100	172,100	25.28	139,900	224,900	26.00	188,000	9,200	24.2	7,100	80%
La Bikina, Mexico (4)	50%	—	—	—	19,900	13.99	9,000	19,900	13.99	9,000	1,600	11.0	500	25%
Cerro Negro Underground	100%	100	72.50	200	700	57.19	1,300	800	59.07	1,500	7,200	28.3	6,500	75%
Cerro Negro Open Pit	100%	1,200	6.76	300	1,200	6.62	300	2,400	6.70	500	300	6.7	100	71%
Total Cerro Negro, Argentina	100%	1,300	11.74	500	1,900	25.50	1,600	3,200	19.88	2,000	7,500	27.4	6,600	75%
Conga, Peru (4)(8)	100%	—	—	—	693,800	2.06	45,900	693,800	2.06	45,900	175,000	1.1	6,300	70%
Yanacocha Open Pit	100%	15,600	7.91	3,900	96,300	19.80	61,300	111,900	18.14	65,200	89,500	14.3	41,300	55%
Yanacocha Leach Pad (9)	100%	—	—	—	57,100	2.03	3,700	57,100	2.03	3,700	11,600	4.4	1,600	3%
Yanacocha Underground	100%	3,700	0.21	—	14,900	15.49	7,400	18,600	12.45	7,400	3,600	38.4	4,400	83%
Total Yanacocha, Peru (10)	100%	19,300	6.41	4,000	168,200	13.39	72,400	187,500	12.67	76,400	104,700	14.1	47,300	55%
Galore Creek, Canada (4)(11)	50%	212,800	4.08	27,900	385,600	4.77	59,100	598,400	4.52	87,000	118,900	2.6	9,900	73%
Brucejack, Canada	100%	—	—	—	4,300	15.90	2,200	4,300	15.90	2,200	14,500	11.7	5,500	82%
NGM, United States (12)	38.5%	—	—	—	121,000	5.22	20,300	121,000	5.22	20,300	10,100	5.4	1,800	38%
Total Silver		535,500	5.24	90,200	3,538,100	3.67	418,000	4,073,600	3.88	508,200	1,610,400	2.4	126,400	68%

Silver Resources at December 31, 2024 (1)(2)
		Measured Resources			Indicated Resources			Measured and Indicated Resources			Inferred Resources
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Tonnage (000 tonnes)	Grade (g/tonne)	Ounces (3) (000)	Metallurgical Recovery (3)
Wafi-Golpu, Papua New Guinea (4)	50%	—	—	—	53,600	4.42	7,600	53,600	4.42	7,600	15,500	4.5	2,200	45%
Cadia, Australia	100%	—	—	—	1,245,100	0.65	26,100	1,245,100	0.65	26,100	549,400	0.4	7,900	67%
Pueblo Viejo, Dominican Republic (4)(5)	40%	8,200	7.69	2,000	38,200	7.82	9,600	46,400	7.80	11,600	5,000	6.8	1,100	71%
NuevaUnión, Chile (4)(6)	50%	164,300	0.96	5,100	349,900	1.19	13,400	514,100	1.12	18,400	602,200	1.2	22,500	66%
Norte Abierto, Chile (4)(7)	50%	77,200	1.20	3,000	596,900	1.07	20,600	674,200	1.09	23,500	369,600	1.0	11,300	78%
Peñasquito, Mexico	100%	48,200	27.22	42,200	163,100	24.84	130,300	211,300	25.39	172,400	21,100	25.4	17,200	80%
La Bikina, Mexico (4)	50%	—	—	—	19,900	13.99	9,000	19,900	13.99	9,000	1,600	11.0	500	25%
Cerro Negro Underground	100%	100	70.12	300	700	61.42	1,400	900	62.67	1,700	7,300	26.5	6,200	76%
Cerro Negro Open Pit	100%	1,200	6.76	300	1,200	6.62	300	2,400	6.70	500	300	6.7	100	71%
Total Cerro Negro, Argentina	100%	1,300	12.61	500	1,900	27.54	1,700	3,200	21.43	2,200	7,600	25.7	6,300	75%
Conga, Peru (4)	100%	—	—	—	693,800	2.06	45,900	693,800	2.06	45,900	175,000	1.1	6,300	70%
Yanacocha Open Pit	100%	16,300	6.71	3,500	103,900	10.16	33,900	120,200	9.69	37,400	26,300	13.4	11,400	43%
Yanacocha Leach Pad	100%	—	—	—	—	—	—	—	—	—	62,700	2.2	4,500	4%
Yanacocha Underground	100%	500	0.37	—	6,200	37.02	7,300	6,700	34.23	7,400	3,400	40.4	4,400	83%
Total Yanacocha, Peru (9)	100%	16,800	6.52	3,500	110,100	11.66	41,300	126,900	10.98	44,800	92,400	6.8	20,300	47%
Galore Creek, Canada (4)(11)	50%	212,800	4.08	27,900	385,600	4.77	59,100	598,400	4.52	87,000	118,900	2.6	9,900	73%
Brucejack, Canada	100%	—	—	—	4,300	19.68	2,700	4,300	19.68	2,700	16,600	11.6	6,200	82%
NGM, United States (12)	38.5%	—	—	—	98,300	5.64	17,800	98,300	5.64	17,800	10,300	4.2	1,400	38%
Total Silver		528,900	4.96	84,300	3,760,700	3.18	385,000	4,289,600	3.40	469,200	1,985,100	1.8	113,200	69%
____________________________
(1)Resources are reported exclusive of reserves. Amounts presented may not recalculate in total due to rounding.
(2)At December 31, 2025 and 2024, silver resources at sites in which Newmont is the operator were estimated at a silver price of $28 and $23 per ounce, respectively, unless otherwise noted. Resources provided by other operators may use pricing that differs. Tonnage amounts have been rounded to the nearest 100,000.
(3)Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces may not recalculate as they are rounded to the nearest 100,000.
(4)Included in the non-operating segment Corporate and Other in Note 4 to the Consolidated Financial Statements.
(5)Silver resources at December 31, 2025 were estimated at a silver price of $25 per ounce. Silver resources at December 31, 2025 and 2024 were provided by Barrick, the operator of the Pueblo Viejo.
(6)Project is currently undeveloped. Silver resources at December 31, 2025 were estimated at a silver price of $18 per ounce. Silver resources at December 31, 2025 and 2024 were provided by the NuevaUnión joint venture.
(7)Project is currently undeveloped. Silver resources at December 31, 2025 were estimated at a silver price of $23 per ounce. Silver resources at December 31, 2025 and 2024 were provided by the Norte Abierto joint venture.
(8)Silver resources at December 31, 2025 were estimated at a silver price of $26 per ounce.
(9)Leach pad material is the material on leach pads at the end of the year from which silver remains to be recovered. In-process resources are reported separately where ounces exceed 100,000 and are greater than 5% of the total site-reported resources.
(10)Silver resources related to the Yanacocha Sulfides project at December 31, 2025 were estimated at a silver price of $23 per ounce.
(11)Project is currently undeveloped. Resource estimates provided by Teck Resources.
(12)Silver resources at December 31, 2025 were estimated at a silver price of $25 per ounce. Silver resources at December 31, 2025 and 2024 were provided by Barrick, the operator of the NGM joint venture.

Lead Resources at December 31, 2025 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Peñasquito, Mexico	100%	52,800	0.26%	100	172,100	0.24%	400	224,900	0.24%	500	9,200	0.2%	—	73%
Total Lead		52,800	0.26%	100	172,100	0.24%	400	224,900	0.24%	500	9,200	0.2%	—	73%

Lead Resources at December 31, 2024 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Pb%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Peñasquito, Mexico	100%	48,200	0.25%	100	163,100	0.23%	400	211,300	0.23%	500	21,100	0.2%	—	73%
Total Lead		48,200	0.25%	100	163,100	0.23%	400	211,300	0.23%	500	21,100	0.2%	—	73%
____________________________
(1)Resources are reported exclusive of reserves.
(2)At December 31, 2025 and 2024, lead resources were estimated at a lead price of $1.00 per pound. Tonnage amounts have been rounded to the nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.

Zinc Resources at December 31, 2025 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Peñasquito, Mexico	100%	52,800	0.72%	400	172,100	0.57%	1,000	224,900	0.60%	1,400	9,200	0.5%	—	82%
Total Zinc		52,800	0.72%	400	172,100	0.57%	1,000	224,900	0.60%	1,400	9,200	0.5%	—	82%

Zinc Resources at December 31, 2024 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Zn%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Peñasquito, Mexico	100%	48,200	0.69%	300	163,100	0.55%	900	211,300	0.59%	1,200	21,100	0.6%	100	81%
Total Zinc		48,200	0.69%	300	163,100	0.55%	900	211,300	0.59%	1,200	21,100	0.6%	100	81%
____________________________
(1)Resources are reported exclusive of reserves.
(2)At December 31, 2025 and 2024, zinc resources were estimated at a zinc price of $1.30 per pound. Tonnage amounts have been rounded to the nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.

Molybdenum Resources at December 31, 2025 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Cadia, Australia	100%	—	—%	—	938,100	0.01%	100	938,100	0.01%	100	124,200	—%	—	67%
NuevaUnión, Chile (4)	50%	159,500	0.01%	—	231,500	0.01%	—	391,000	0.01%	—	362,300	—%	—	52%
Total Molybdenum		159,500	0.01%	—	1,169,600	0.01%	100	1,329,100	0.01%	100	486,500	—%	—	59%

Molybdenum Resources at December 31, 2024 (1)(2)
		Measured Resource			Indicated Resource			Measured and Indicated Resource			Inferred Resource
Deposits/Districts	Newmont Share	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Tonnage (000 tonnes)	Grade (Mo%)	Tonnes (3) (000)	Metallurgical Recovery (3)
Cadia, Australia	100%	—	—%	—	1,173,900	0.01%	100	1,173,900	0.01%	100	509,600	—%	—	72%
NuevaUnión, Chile (4)	50%	159,500	0.01%	—	231,500	0.01%	—	391,000	0.01%	—	362,300	—%	—	52%
Total Molybdenum		159,500	0.01%	—	1,405,400	0.01%	100	1,564,900	0.01%	100	872,000	—%	100	62%
____________________________
(1)Resources are reported exclusive of reserves.
(2)At December 31, 2025 and 2024, molybdenum resources at sites in which Newmont is the operator were estimated at a molybdenum price of $16 per pound, unless otherwise noted. Tonnage amounts have been rounded to the nearest 100,000.
(3)Tonnes are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Tonnes may not recalculate as they are rounded to the nearest 100,000.
(4)Project is currently undeveloped and is included in Corporate and Other in Note 4 to the Consolidated Financial Statements. Molybdenum resources at December 31, 2025 were estimated at a molybdenum price of $10 per pound. Molybdenum resources at December 31, 2025 and 2024 were provided by the NuevaUnión joint venture.

ITEM 3.       LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 24 to the Consolidated Financial Statements contained in this Report and is incorporated herein by reference. The Company has elected to apply a threshold of $1 million pursuant to Item 103(c)(3)(iii) of Regulation S-K in connection with environmental proceedings to which a governmental authority is a party.
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
Issuers operating U.S. mine sites regulated by MSHA are required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K. On February 28, 2025, the Company sold its ownership in the CC&V mine. Refer to Note 3 to the Consolidated Financial Statements for further information. As a result of this sale, the Company no longer operates any U.S. based mine sites regulated by MSHA. The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is incorporated herein by reference to Exhibit 95 to Newmont Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed with the SEC on April 24, 2025.
It is noted that the Nevada mines owned by Nevada Gold Mines LLC, the joint venture between the Company (38.5%) and Barrick (61.5%), are not required to be disclosed in Exhibit 95 mine safety disclosure reporting as such sites are operated by our joint venture partner, Barrick.

PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES (dollars in millions, except share, stockholders, and per share data)
Our common stock is listed and principally traded on the New York Stock Exchange under the symbol “NEM.” On February 12, 2026, there were 1,087,874,212 shares of Newmont’s common stock outstanding, which were held by approximately 6,000 stockholders of record.
During the period from October 1, 2025 to December 31, 2025, 4,943,977 shares of Newmont's equity securities registered pursuant to Section 12 of the Exchange Act of 1934, as amended, were purchased by the Company, or an affiliated purchaser.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
October 1, 2025 through October 31, 2025	2,571,734	$85.08	2,546,672	$2,662
November 1, 2025 through November 30, 2025	1,382,003	$84.92	1,373,974	$2,545
December 1, 2025 through December 31, 2025	990,240	$95.85	978,903	$2,451
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 25,062 shares, 8,029 shares, and 11,337 shares for the fiscal months of October, November, December 2025, respectively. Subsequent to the end of the covered period, the Company repurchased 672,232 additional shares at an average price of $111.81 per share pursuant to a Rule 10b5-1 plan for a total amount of $3,624 repurchased as of the date of filing under the stock repurchase programs described in (2) below.
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
The following MD&A generally discusses our consolidated financial condition and results of operations for 2025 and 2024 and year-to-year comparisons between 2025 and 2024. Discussions of our consolidated financial condition and results of operations for 2023 and year-to-year comparisons between 2024 and 2023 are included in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2025.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been ranked as the mining and metal sector’s top gold miner by the S&P Global Corporate Sustainability Assessment. Newmont has been ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the United States, Papua New Guinea, Australia, Ghana, Suriname, Argentina, Dominican Republic, Chile, Peru, Ecuador, Mexico, and Canada. Our goal is to create value and improve lives through sustainable and responsible mining.
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
Reportable Segments
In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the Ahafo South reportable segment up to the date of commercial production. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes. Refer to Note 4 to the Consolidated Financial Statements for further information.
One of our reportable segments, NGM, is a joint venture that combined our and Barrick Mining Corporation’s (“Barrick”) respective Nevada operations, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”). Barrick operates NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of three managers appointed by Barrick and two managers appointed by Newmont. On January 26, 2026, we informed Barrick and the NGM Board of Managers that we had identified evidence of mismanagement at NGM, including diversion of resources from NGM to the benefit of Barrick’s wholly-owned property Fourmile and Barrick, and that we were exercising our contractual inspection and audit rights. On February 3, 2026, we sent Barrick a notice of default under the Nevada JV Agreement related to this conduct. Although we continue to work with Barrick to improve the performance of NGM and will take appropriate steps to address this matter, any such disagreements could have a material adverse effect on NGM and the Company. Refer to Item 1A, Risk Factors, for a discussion of risk factors related to our joint ventures.
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
The Company completed the sale the assets of the Telfer reportable segment in the fourth quarter 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, the sale of the Akyem and Porcupine reportable segments in the second quarter of 2025, and the sale of the Coffee development project in the fourth quarter of 2025.

Assets classified as held for sale are recorded at the lower of the carrying value or fair value, less costs to sell and are periodically valued until sale occurs with any resulting gain or loss recognized in (Gain) loss on sale of assets held for sale. Additionally, gains or losses recognized on the completion of the sale are recognized in (Gain) loss on sale of assets held for sale.
As a result, for the year ended December 31, 2025 a gain of $1,066 was recognized within (Gain) loss on sale of assets held for sale, primarily resulting from the completed sales. For the year ended December 31, 2024, a loss of $1,114 was recognized within (Gain) loss on sale of assets held for sale, primarily consisting of write-downs on assets held for sale. Refer to Note 3 to the Consolidated Financial Statements for further information on divestitures.
Newcrest Acquisition
On November 6, 2023, the Company completed its business combination transaction with Newcrest Mining Limited, a public Australian mining company limited by shares ("Newcrest"), whereby Newmont, through Newmont Overseas Holdings Pty Ltd, an Australian proprietary company limited by shares (“Newmont Sub”), acquired all of the ordinary shares of Newcrest in a fully stock transaction for total non-cash consideration of $13,549. Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The combined company continues to be traded on the New York Stock Exchange under the ticker NEM. The combined company is also listed on the Australian Securities Exchange under the ticker NEM and on the Papua New Guinea Securities Exchange under the ticker NEM. Refer to Note 3 to the Consolidated Financial Statements for further information.
Ghanaian Stability Agreement and Royalty
The Revised Investment Agreement, under which Newmont previously operated in Ghana, expired on December 31, 2025. As a result, the previous maximum corporate income tax rate of 32.5% is now subject to a maximum corporate income tax rate of 35% and customs duties on imported goods used in mining operations ranging from 5% to 20% of the value of such items. Additionally, royalties were previously paid to the Government of Ghana under a sliding‑scale system, based on average monthly gold prices and ranging up to 5% of revenues, plus an additional 0.6% on any production from forest reserve areas. The sliding-scale royalty regime also expired on December 31, 2025. Effective January 1, 2026, royalties transitioned to a fixed 5% rate on gold production, with the additional 0.6% forest reserve royalty continuing to apply where applicable.
The Government of Ghana is also entitled to receive 10% of a project’s net cash flow after reaching specific production milestones by receiving 1/9th of the total amount paid as dividends to Newmont parent. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. Upon the expiration of the tax extension regime on December 31, 2025, dividends paid in addition to the carried interest will become subject to an 8% withholding tax. Also as a result of the agreement's expiration, Newmont is subject to a Growth and Sustainability Levy of 3% on gross revenue. As a result, the Company will also be exposed to future changes in fiscal, tax, and other related regulatory regimes in Ghana as they may be enacted from time to time. For instance, the Government of Ghana has announced plans to amend the country’s mineral royalty regime by replacing the flat 5% royalty rate, which became effective on January 1, 2026, with a sliding scale ranging from 5% to 12%, linked to prevailing gold prices. The proposed amendment was submitted to the Ghanaian Parliament on December 19, 2025, and is expected to be considered when parliamentary sessions resume in early February 2026. If enacted, the revised royalty framework could increase the Company’s operating costs at its Ghanaian operations, particularly during periods of higher gold prices. The timing, final structure, and implementation mechanisms of the proposed regime currently remain uncertain.
Consolidated Financial Results
The details of our Net income (loss) from continuing operations attributable to Newmont stockholders are set forth below:

	Year Ended December 31,			Increase (decrease)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net income (loss) from continuing operations attributable to Newmont stockholders	$7,085	$3,280	$(2,521)	$3,805	$5,801
Net income (loss) from continuing operations attributable to Newmont stockholders per common share, diluted	$6.39	$2.86	$(3.00)	$3.53	$5.86
Net income (loss) from continuing operations attributable to Newmont stockholders increased during the year ended December 31, 2025, compared to the same period in 2024, primarily due to (i) a net increase in Sales largely due to higher average realized gold prices partially offset by the impact from divestitures, (ii) a net gain on completed divestments, compared to prior year write-downs from assets held for sale, recognized in (Gain) loss on sale of assets held for sale, and (iii) a net decrease in costs applicable to sales, recognized in Costs applicable to sales, primarily resulting from divested sites. This increase was partially offset by the increase in Income and mining tax benefit (expense) and Impairment charges, primarily at Yanacocha.
Refer below for further information on the change in Costs applicable to sales and Depreciation and amortization.

The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Consolidated Financial Statements for additional information.

	Year Ended December 31,			Increase (decrease)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Gold	$19,304	$15,746	$10,593	$3,558	$5,153
Copper	1,438	1,327	575	111	752
Silver	1,080	792	335	288	457
Lead	183	195	96	(12)	99
Zinc	664	622	213	42	409
	$22,669	$18,682	$11,812	$3,987	$6,870

	Year Ended December 31, 2025
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$19,067	$1,320	$846	$188	$699
Provisional pricing mark-to-market	274	119	177	(1)	3
Silver streaming amortization	—	—	84	—	—
Gross after provisional pricing and streaming impact	19,341	1,439	1,107	187	702
Treatment and refining charges	(37)	(1)	(27)	(4)	(38)
Net	$19,304	$1,438	$1,080	$183	$664
Consolidated ounces/pounds sold (1)(2)	5,519	294	28	209	542
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$3,455	$4.49	$30.49	$0.89	$1.30
Provisional pricing mark-to-market	50	0.40	6.37	—	—
Silver streaming amortization	—	—	3.03	—	—
Gross after provisional pricing and streaming impact	3,505	4.89	39.89	0.89	1.30
Treatment and refining charges	(7)	—	(0.97)	(0.02)	(0.07)
Net	$3,498	$4.89	$38.92	$0.87	$1.23
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)The Company sold 134 thousand tonnes of copper, 95 thousand tonnes of lead, and 246 thousand tonnes of zinc.
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

(2)The Company sold 150 thousand tonnes of copper, 97 thousand tonnes of lead, and 247 thousand tonnes of zinc.
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
(2)The Company sold 71 thousand tonnes of copper, 49 thousand tonnes of lead, and 101 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated Sales is due to:

	Year Ended December 31,
	2025 vs. 2024 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$6,001	$217	$406	$(8)	$7
Increase (decrease) in consolidated ounces/pounds sold	(2,466)	(155)	(128)	(3)	(4)
Decrease (increase) in treatment and refining charges	23	49	10	(1)	39
	$3,558	$111	$288	$(12)	$42

	Year Ended December 31,
	2024 vs. 2023 (2)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in consolidated ounces/pounds sold	$2,197	$698	$346	$98	$387
Increase (decrease) in average realized price	2,970	63	122	1	46
Decrease (increase) in treatment and refining charges	(14)	(9)	(11)	—	(24)
	$5,153	$752	$457	$99	$409
____________________________
(1)Included in the change in Sales is the impact relating to the divested sites which resulted in a decrease of $2,254 for the year ended 2025 compared to 2024.
(2)Included in the change in Sales is the impact attributable to the sites acquired in the Newcrest acquisition which resulted in an increase of $3,593 for the year ended 2024 compared to 2023.
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.

The details of our Costs applicable to sales are set forth below.

	Year Ended December 31,			Increase (decrease)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Gold	$6,615	$7,364	$5,689	$(749)	$1,675
Copper	597	696	359	(99)	337
Silver	334	360	300	(26)	60
Lead	116	116	98	—	18
Zinc	423	427	253	(4)	174
	$8,085	$8,963	$6,699	$(878)	$2,264
The decrease in Costs applicable to sales during the year ended December 31, 2025, compared to the same period in 2024, is primarily due to the impact of the divested sites, which resulted in a decrease of $1,370.
Excluding the impact of divestitures, Costs applicable to sales increased during the year ended December 31, 2025, compared to the same period in 2024, primarily due to higher mining and milling costs at NGM and Brucejack, higher government royalties largely at Ahafo South, and higher worker's participation costs at Peñasquito and Yanacocha.
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

	Year Ended December 31,			Increase (decrease)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Gold	$1,924	$1,918	$1,730	$6	$188
Copper	194	217	53	(23)	164
Silver	131	159	134	(28)	25
Lead	46	52	45	(6)	7
Zinc	152	162	105	(10)	57
Other	74	68	41	6	27
	$2,521	$2,576	$2,108	$(55)	$468
The decrease in Depreciation and amortization during the year ended December 31, 2025, compared to the same period in 2024, is primarily due to the impact of divested sites, which contributed $156 to the decrease in Depreciation and amortization.
Excluding the impact of divested sites, Depreciation and amortization was in line with the same period in 2024.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.
Exploration was $243, $266 and $265 for the years ended December 31, 2025, 2024, and 2023, respectively. Exploration decreased in 2025, compared to 2024, primarily due to a reduction in exploration spend due to the impact of divested sites.
Advanced projects, research and development was $166, $197 and $200 for the years ended December 31, 2025, 2024, and 2023, respectively. Advanced projects, research and development decreased in 2025, compared to 2024, primarily due to the discontinuation of certain studies and lower consulting costs.
General and administrative was $382, $442, and $299 for the years ended December 31, 2025, 2024, and 2023, respectively. General and administrative decreased in 2025, compared to 2024, primarily due to lower salaries and benefits resulting from a strategic plan committed by management in the third quarter of 2025 to streamline organization structure and reduce the Company's workforce, lower consulting costs, and lower charges resulting from the Newcrest transaction. The strategic plan was designed to reduce operating costs and advance the Company’s ongoing commitment to profitability and included streamlining the Company’s organizational structure, a reduction in workforce, and a reduction in office space in certain markets. Refer to Note 8 of the Consolidated Financial Statements for further information.
Interest expense, net of capitalized interest was $229, $375, and $243 for the years ended December 31, 2025, 2024, and 2023, respectively. Capitalized interest totaled $144, $114, and $89 in each year, respectively. Interest expense, net of capitalized interest decreased in 2025, compared to 2024, as a result of the reduction in debt which was driven by a $2 billion debt tender for the partial redemption of certain senior notes, the full redemption of certain other senior notes, and an increase in capitalized interest.

Income and mining tax expense (benefit) was $4,596, $1,397, and $526 for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the United States dollar and foreign currencies; (vii) changes in permanent reinvestment assertions for Papua New Guinea and Ghana and (viii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 10 to the Consolidated Financial Statements for further discussion of income taxes.

	Year Ended December 31,
	2025			2024
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$1,722	21%	$360	$733	18%	$133
CC&V	(161)	30%	(48)	88	13%	11
Corporate and Other (2)	(34)	174%	(59)	(285)	(37)%	106
Total US	1,527	17%	253	536	47%	250
Argentina	102	(1)%	(1)	—	—%	35
Australia	3,383	33%	1,101	1,741	34%	596
Canada	1,067	46%	489	(171)	138%	(236)
Ghana	2,071	41%	848	998	35%	348
Mexico	1,492	41%	609	601	19%	112
Papua New Guinea	974	74%	723	441	32%	140
Peru	455	107%	485	346	37%	129
Suriname	290	26%	75	82	17%	14
Other Foreign	(19)	(74)%	14	3	300%	9
Consolidated (2)	$11,342	40%	$4,596	$4,577	31%	$1,397
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
Other
On July 4, 2025, the One Big Beautiful Bill Act H.R. 1 was signed into law in the U.S. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements.
In 2024, Pillar II went into effect. The Pillar II agreement was signed by numerous countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. On January 5, 2026, the Organization for Economic Cooperation and Development released Administrative Guidance containing two Pillar II safe harbours under the new Side-by-side ("SbS") System. The Company is still examining the applicability of the new guidance to Newmont, but at this time, believes the new SbS Safe Harbour exempts the Company from Pillar II.
Refer to the Notes to the Consolidated Financial Statements for explanations of other financial statement line items.
Results of Consolidated Operations
Newmont has developed gold equivalent ounce (“GEO”) metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2025 GEO Price (1)(2)	$1,700	$3.50	$20.00	$0.90	$1.20
2024 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
2023 GEO Price	$1,400	$3.50	$20.00	$1.00	$1.20
____________________________
(1)Effective January 1 2025, the Company updated the metal prices utilized for the GEO calculation. Utilizing the updated 2025 pricing resulted in 317 thousand and 320 thousand fewer calculated "gold equivalent ounces - other metals" produced and sold, respectively, than would have been calculated using the 2024 pricing for the year ended December 31, 2025.

(2)Effective January 1, 2026, the GEO calculation was updated to use the following metal price assumptions: Gold ($4,000/oz), Copper ($5.00/lb.), Silver ($50.00/oz), Lead ($0.90/lb.), and Zinc ($1.30/lb.). This update to the GEO calculation will have an impact on the calculated gold equivalent ounces, and will impact how costs are allocated to the respective GEOs, particularly resulting in higher costs allocated to gold. Utilizing the updated 2026 pricing would have resulted in 479 and 487 fewer calculated "gold equivalent ounces - other metals" produced and sold, respectively, than was calculated using the 2025 pricing for the year ended December 31, 2025.

	Gold or Other Metals Produced			Costs Applicable to Sales (1)			Depreciation and Amortization			All-In Sustaining Costs (2)
Year Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Gold	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Lihir (3)	585	614	134	$1,297	$1,270	$1,117	$322	$270	$153	$1,607	$1,512	$1,517
Cadia (3)	385	464	97	$845	$653	$1,079	$324	$263	$130	$1,253	$1,048	$1,271
Tanami	391	408	448	$1,114	$947	$759	$323	$300	$249	$1,716	$1,281	$1,060
Boddington	565	590	745	$1,244	$1,056	$847	$233	$193	$144	$1,514	$1,288	$1,067
Ahafo South	664	798	581	$1,227	$904	$947	$276	$270	$312	$1,494	$1,072	$1,222
Ahafo North (4)	70	—	—	$532	$—	$—	$168	$—	$—	$696	$—	$—
Merian	237	274	322	$1,562	$1,457	$1,207	$317	$305	$256	$1,921	$1,852	$1,541
Cerro Negro (5)	202	238	269	$1,594	$1,325	$1,257	$633	$521	$524	$2,220	$1,631	$1,509
Yanacocha	515	354	276	$795	$1,003	$1,069	$218	$279	$310	$964	$1,196	$1,266
Peñasquito	415	299	143	$922	$776	$1,219	$382	$355	$516	$1,120	$984	$1,590
Red Chris (3)	62	40	5	$1,358	$1,225	$905	$399	$367	$298	$1,750	$1,607	$1,439
Brucejack (3)	231	258	29	$1,465	$1,254	$1,898	$775	$691	$617	$2,020	$1,603	$2,646
NGM	999	1,039	1,170	$1,334	$1,219	$1,070	$475	$413	$387	$1,629	$1,605	$1,397
Divested (6)
CC&V	28	146	172	$1,397	$1,390	$1,156	$62	$90	$136	$1,684	$1,691	$1,644
Musselwhite	33	212	180	$1,040	$1,045	$1,186	$—	$86	$444	$1,531	$1,541	$1,843
Porcupine	55	284	260	$1,300	$1,097	$1,167	$19	$127	$455	$1,810	$1,437	$1,577
Éléonore	50	240	232	$1,104	$1,339	$1,263	$—	$88	$433	$1,403	$1,811	$1,838
Akyem	43	204	295	$2,358	$1,596	$931	$62	$271	$413	$2,664	$1,816	$1,210
Telfer (3)(7)	—	83	43	$—	$2,377	$1,882	$—	$142	$87	$—	$2,993	$1,988
Total/Weighted Average (8)	5,530	6,545	5,401	$1,199	$1,126	$1,050	$362	$304	$327	$1,609	$1,516	$1,444
Merian (25%)	(59)	(69)	(80)
Attributable to Newmont	5,471	6,476	5,321

Gold equivalent ounces - other metals	(ounces in thousands)			($ per ounce sold)			($ per ounce sold)			($ per ounce sold)
Cadia (3)(9)	372	478	90	$812	$603	$1,017	$326	$263	$127	$1,230	$987	$1,342
Boddington (10)	109	206	245	$1,165	$994	$830	$223	$189	$144	$1,397	$1,172	$1,067
Peñasquito (11)	799	1,102	529	$1,066	$831	$1,283	$402	$343	$561	$1,318	$1,090	$1,756
Red Chris(3)(12)	129	144	20	$1,341	$1,209	$1,020	$399	$366	$181	$1,692	$1,640	$1,660
Divested (6)
Telfer (3)(7)(13)	—	14	7	$—	$2,398	$1,703	$—	$161	$109	$—	$2,885	$2,580
Total/Weighted-Average (8)	1,409	1,944	891	$1,032	$834	$1,127	$368	$307	$378	$1,392	$1,161	$1,579

Copper	(tonnes in thousands)
Cadia (3)(9)	82	87	16
Boddington (10)	24	37	44
Red Chris (3)(12)	29	26	4
Divested (6)
Telfer (3)(7)(13)	—	3	1
Total/Weighted-Average	135	153	65

Lead	(tonnes in thousands)
Peñasquito (11)	98	96	51

Zinc	(tonnes in thousands)
Peñasquito (11)	231	258	104

Attributable gold from equity method investments (14)	(ounces in thousands)
Pueblo Viejo (40%)	253	235	224

Fruta del Norte (32%) (3)(15)	165	138	—
Attributable to Newmont	418	373	224
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures below.
(3)Sites acquired through the Newcrest transaction during the fourth quarter of 2023. Refer to Note 3 to the Consolidated Financial Statements for further information on the Newcrest transaction.
(4)In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. As such, the comparative results of operations information is not meaningful. Refer to Note 4 to the Consolidated Financial Statements for further information.
(5)During the first quarter of 2025, mining and processing operations at the site were temporarily suspended due to safety events (the "Cerro Negro shutdowns"). Full operations resumed in April 2025. In the second quarter of 2024, the Company suspended operations at Cerro Negro to conduct a full investigation into the tragic fatalities of two members of the Newmont workforce on April 9, 2024. The site ramped up to full operations in June 2024.
(6)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. Telfer was divested at December 31, 2024. All other sites previously classified as held for sale were divested at December 31, 2025. As a result, the comparative results of these operations are not meaningful. Refer to Note 3 of the Consolidated Financial Statements for further information.
(7)During the second quarter of 2024, seepage points were detected on the outer wall and around the tailings storage facility at Telfer and we temporarily ceased placing new tailings on the facility. Production resumed at the end of the third quarter of 2024. During the fourth quarter of 2024, we recognized a benefit of $50 related to business insurance proceeds as a result of the event, recorded in Costs applicable to sales.
(8)All-in sustaining costs and Depreciation and amortization include expense for Corporate and Other.
(9)For the years ended December 31, 2025, 2024 and 2023, Cadia produced 180 million, 191 million, and 36 million pounds of copper, respectively.
(10)For the years ended December 31, 2025, 2024 and 2023, Boddington produced 53 million, 83 million and 98 million pounds of copper, respectively.
(11)For the year ended December 31, 2025, Peñasquito produced 28 million ounces of silver, 216 million pounds of lead and 509 million pounds of zinc. For the year ended December 31, 2024, Peñasquito produced 33 million ounces of silver, 212 million pounds of lead and 569 million pounds of zinc. For the year ended December 31, 2023, Peñasquito produced 18 million ounces of silver, 113 million pounds of lead and 230 million pounds of zinc.
(12)For the years ended December 31, 2025, 2024 and 2023, Red Chris produced 63 million, 58 million, and 8 million pounds of copper, respectively.
(13)For the years ended December 31, 2024 and 2023, Telfer produced 6 million and 3 million pounds of copper, respectively.
(14)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 15 to the Consolidated Financial Statements for further discussion of our equity method investments.
(15)The Fruta del Norte mine is wholly owned and operated by Lundin Gold, and is accounted for as an equity method investment on a quarter lag. Due to the quarter lag, comparative results of operations are not meaningful for the year ended December 31, 2025.
Year ended December 31, 2025 compared to 2024
Lihir, Papua New Guinea. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 19% primarily due to higher non-cash inventory costs per unit from ore processed from stockpiles and lower gold ounces sold. All-in sustaining costs per gold ounce increased 6% primarily due to higher sustaining capital spend per gold ounce.
Cadia, Australia. Gold production decreased 17% primarily due to lower ore grade milled. Gold equivalent ounces – other metals production decreased 22% primarily as a result of the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 16%, as well as lower other metals produced of 6% as a result of lower ore grade milled. Costs applicable to sales per gold ounce increased 29% primarily due to lower gold ounces sold, higher government royalties, and higher allocation of direct costs to gold as a result of the GEO price change, partially offset by higher by-product credits. Costs applicable to sales per gold equivalent ounce – other metals sold increased 35% primarily due to lower gold equivalent ounces - other metals sold and higher government royalties, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change and higher by-product credits. Depreciation and amortization per gold ounce increased 23% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 24% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower treatment and refining costs. All-in sustaining costs per gold equivalent ounce – other metals increased 25% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower treatment and refining costs.
Tanami, Australia. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 18% primarily due to higher underground mining costs as a result of increased development, higher third party royalties, and lower gold ounces sold. Depreciation and amortization per gold ounce increased 8% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 34% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce.
Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production decreased 47% primarily due to lower other metals produced of 36% from lower ore grade milled, as well as the change in

GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 11%. Costs applicable to sales per gold ounce increased 18% primarily due to higher allocation of direct costs to gold as a result of the GEO price change and higher government royalties. Costs applicable to sales per gold equivalent ounce – other metals increased 17% primarily due to lower gold equivalent ounces - other metals sold and higher government royalties, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 21% primarily due to higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce - other metals increased 18% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower depreciation rates as a result of lower gold equivalent ounces - other metals mined. All-in sustaining costs per gold ounce increased 18% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend, partially offset by lower treatment and refining costs. All-in sustaining costs per gold equivalent ounce – other metals increased 19% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower treatment and refining costs.
Ahafo South, Ghana. Gold production decreased 17% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 36% primarily due to higher government royalties, higher community development costs, and lower gold ounces sold, partially offset by a buildup of stockpile inventory compared to a draw down in the prior year. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 39% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
Merian, Suriname. Gold production decreased 14% primarily due to lower mill throughput and a buildup of in-circuit inventory compared to a drawdown in the prior year. Costs applicable to sales per gold ounce increased 7% primarily due to lower gold ounces sold and higher government royalties, partially offset by lower labor costs and lower contracted services costs. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce were generally in line with the prior year.
Cerro Negro, Argentina. Gold production decreased 15% primarily due to lower ore grade milled as a result of mine sequencing and lower mill throughput as a result of the Cerro Negro shutdowns. Costs applicable to sales per gold ounce increased 20% primarily due to lower gold ounces sold, higher labor costs, and higher government royalties, partially offset by higher by-product credits, lower inventory write-downs in the current year compared to the prior year, and lower contracted services costs. Depreciation and amortization per gold ounce increased 21% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 36% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production increased 45% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce decreased 21% primarily due to higher gold ounces sold, higher buildup of leach pad inventory in the current year compared to in the prior year, and higher by-product credits, partially offset by higher workers participation costs and higher third-party royalties. Depreciation and amortization per gold ounce decreased 22% primarily due to higher gold ounces sold, partially offset by higher depreciation rates in the current year as a result of higher ounces mined. All-in sustaining costs per gold ounce decreased 19% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend, partially offset by higher other expense related to a Yanacocha discharge event during the second quarter of 2025 that impacted canals supporting the surrounding community. The event was contained as of June 30, 2025.
Peñasquito, Mexico. Gold production increased 39% primarily due to higher ore grade milled as a result of mine sequencing, higher mill recovery, and higher mill throughput. Gold equivalent ounces – other metals production decreased 27% primarily as a result of a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 16%, as well as lower other metals produced of 11% as a result of lower ore grade milled due to mine sequencing. Costs applicable to sales per gold ounce increased 19% primarily due to higher allocation of direct costs to gold as a result of the GEO price change, higher workers participation costs, and higher third party and government royalties, partially offset by higher gold ounces sold and higher by-product credits. Costs applicable to sales per gold equivalent ounce – other metals increased 28% primarily due to lower gold equivalent ounces - other metals sold, higher workers participation costs and higher third party and government royalties, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change and higher by-product credits. Depreciation and amortization per gold ounce increased 8% primarily due to higher allocation of costs to gold as a result of the GEO price change, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 17% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of costs to gold equivalent ounces - other metals as a result of the GEO price change. All-in sustaining costs per gold ounce increased 14% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 21% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower treatment and refining costs.
Red Chris, Canada. Gold production increased 55% primarily due to higher ore grade milled. Gold equivalent ounces - other metals production decreased 10% as a result of the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 19%, partially offset by higher other metals produced of 9% as a result of higher ore grade milled. Costs applicable to sales per gold ounce increased 11% primarily due to higher allocation of direct costs to gold as a result of the GEO price change, partially offset by higher gold ounces sold and lower inventory write-downs in the current year compared to the prior year. Costs applicable to sales per gold equivalent ounce – other metals sold increased 11% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change, and lower inventory write-downs in the current year compared to the prior year. Depreciation and amortization per gold ounce increased 9% primarily due to higher depreciation rates as a result of higher gold ounces mined, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 9% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals were generally in line with the prior year.
Brucejack, Canada. Gold production decreased 10% primarily due to lower ore grade milled and higher buildup of in-circuit inventory in the current year, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 17% primarily due to lower gold ounces sold and higher labor costs, partially offset by higher by-product credits. Depreciation and amortization per gold ounce increased 12% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 26% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 9% primarily due to lower gold ounces sold coupled with higher mining and processing costs at Carlin, partially offset by higher gold ounces sold at Turquoise Ridge. Depreciation and amortization per gold ounce increased 15% primarily due to higher amortization rates and lower gold ounces sold at Carlin, partially offset by higher gold ounces sold at Turquoise Ridge. All-in sustaining costs per gold ounce were generally in line with the prior year.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 8% primarily due to higher mill throughput, partially offset by lower mill recovery. Refer to Note 15 of the Consolidated Financial Statements for further discussion of our equity method investments.
Foreign Currency Exchange Rates
Our foreign operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound.
Foreign currency exchange rates can increase or decrease profits to the extent costs are paid in foreign currencies. In 2025, approximately 59% of Costs applicable to sales were paid in currencies other than the U.S. dollar as follows:

Year Ended December 31, 2025
Australian Dollar	27%
Canadian Dollar	9%
Mexican Peso	8%
Papua New Guinean Kina	6%
Argentine Peso	4%
Surinamese Dollar	3%
Peruvian Sol	2%
Ghanaian Cedi	—%
Variations in the local currency exchange rates in relation to the USD at our foreign mining operations decreased Costs applicable to sales at sites by $190 during the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily due to significant currency devaluation of the Argentine peso as well as devaluation of the Mexican peso.
At December 31, 2025, the Company held AUD- and CAD-denominated fixed forward contracts to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures to be incurred between October 2024 and December 2026 at certain sites, respectively. The unrealized changes in fair value for the fixed forward contracts are recorded in Accumulated other comprehensive income (loss) and will be reclassified to earnings through Costs applicable to sales beginning October 2024. Refer to Note 14 of the Consolidated Financial Statements for further information on our hedging instruments.
Hyperinflationary Economies
Hyperinflationary economies are defined by the International Monetary Fund as economies in which the projected three-year cumulative inflation exceeds 100%. For the year ended December 31, 2025, Argentina was the only hyperinflationary economy in which the Company held operations.
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
In April 2025, the IMF Executive Board approved a 48-month, $20 billion extended arrangement under the Extended Fund Facility for Argentina. Within the program objectives, the IMF expressly mentions transitioning toward exchange rate flexibility, while gradually lifting foreign currency restrictions. The new exchange rate regime allows the Argentine peso to float within a moving band of 1,000 to 1,400 pesos per USD, expanding by 1% monthly at both limits. From January 1, 2026, the floating exchange rate regime between bands will remain in effect, and the monthly rate of adjustment of the upper and lower limits of the exchange rate band will be determined according to the latest monthly inflation data reported by INDEC. The central bank can intervene if the band is breached and may operate in secondary peso markets within the band. This managed float led to an immediate devaluation of the Argentine Peso. Further, a series of foreign currency restrictions have been lifted, including allowing companies to transfer to their foreign shareholders profits and dividends corresponding to fiscal years that began on or after January 1, 2025, provided applicable requirements are met.
We continue to monitor the foreign currency exposure risk and the evolution of currency controls, which are currently not expected to have a material impact on our financial statements.
Liquidity and Capital Resources
Liquidity Overview
We have a disciplined capital allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our stockholders. The Company continues to experience the impacts from geopolitical and macroeconomic pressures. With the resulting volatile environment, we continue to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions, as well as an uncertain and evolving labor market including tariff and regulatory changes. Depending on the duration and extent of the impact of these events, or changes in commodity prices, the prices for gold and other metals, and foreign exchange rates, we could continue to experience volatility; transportation industry disruptions could occur, including limitations on shipping produced metals; our supply chain could experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact our results of operations, cash flows and financial condition.
As of December 31, 2025, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 to the Consolidated Financial Statements for further discussion on risks and uncertainties.
At December 31, 2025, the Company had $7,647 in Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At December 31, 2025, $2,347 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates above for further information. At December 31, 2025, $2,078 of consolidated Cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from continuing operations will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At December 31, 2025, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 20 to the Consolidated Financial Statements for further information on our Debt.

Our financial position was as follows:

	At December 31, 2025	At December 31, 2024
Cash and cash equivalents	$7,647	$3,619
Cash and cash equivalents included in assets held for sale (1)	—	45
Available borrowing capacity on revolving credit facilities	4,000	4,000
Total liquidity	$11,647	$7,664
Net debt (cash) (2)	$(2,058)	$5,308
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. At December 31, 2025, no amounts relating to Cash and cash equivalents and restricted cash remained in Assets held for sale. Refer to Note 3 to the Consolidated Financial Statements for additional information.
(2)Net debt is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
Cash Flows

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$10,334	$6,318
Net cash provided by (used in) investing activities of continuing operations	$606	$(2,855)
Net cash provided by (used in) financing activities	$(7,040)	$(2,953)
Net cash provided by (used in) operating activities of continuing operations had an increase in cash provided of $4,016 during the year ended December 31, 2025 compared to the same period in 2024, primarily due to the net increase in Sales largely resulting from higher average realized gold prices in 2025, partially offset by higher cash tax payments which is directly correlated to the increase in pre-tax income driven by the higher average realized gold prices. Refer to Consolidated Financial Results, above, for more information on Sales, and Note 10 to the Consolidated Financial Statements for more information on Income and mining tax benefit (expense).
Net cash provided by (used in) investing activities of continuing operations had an increase in cash provided of $3,461 during the year ended December 31, 2025 compared to the same period in 2024, primarily due to the sales of non-core assets in 2025, including net proceeds received of $2,811 and a reduction in capital expenditures of $405 as a result of the divestments, as well as an increase in proceeds received from the sale of investments. Refer to Notes 3 to the Consolidated Financial Statements for additional information.
Net cash provided by (used in) financing activities had an increase in cash used of $4,087 during the year ended December 31, 2025 compared to the same period in 2024, primarily due to higher redemptions of debt and repurchases of common stock in 2025. Refer to Note 20 to the Consolidated Financial Statements for additional information on our Debt transactions.
Capital Resources
In February 2026, the Board declared a dividend of $0.26 per share as part of its updated capital allocation framework. This new framework is designed to be sustainable through the commodity cycle while also focusing on return of capital to shareholders, maintaining a resilient balance sheet, and making prudent capital investments for long-term value. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
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
The program will be executed at the Company’s discretion, permits shares to be repurchased under a variety of methods, has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled total trades of common stock repurchases under the previously authorized programs of $3,624, of which $2,303 was repurchased during the year ended December 31, 2025.

Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2 and Cadia Panel Caves.
These projects are being funded from existing liquidity and will continue to be funded from future operating cash flows. Capital costs are estimated to be between $1,700 and $1,800 for Tanami Expansion 2 with an expected commercial production date in the second half of 2027. Capital costs are estimated to be between $2,000 and $2,400 for the PC 2-3 and PC1-2 Cadia Panel Caves project with development capital costs expected to continue until 2029.
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
The Company continues to evaluate strategic priorities and deployment of capital to projects in the pipeline to ensure we execute on our capital priorities and provide long-term value to stockholders. Included in the Company's continuous evaluation is consideration of current market opportunities or pressures. Refer to Note 2 to the Consolidated Financial Statements for further discussion.
The Company had Additions to property, plant and mine development as follows:

	Year Ended December 31,
	2025			2024			2023
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Lihir	$4	$144	$148	$89	$104	$193	$2	$51	$53
Cadia	294	303	597	246	291	537	42	33	75
Tanami	367	204	571	321	116	437	291	122	413
Boddington	—	145	145	—	129	129	—	164	164
Ahafo South (1)	12	156	168	19	108	127	5	134	139
Ahafo North (1)	312	9	321	255	—	255	171	—	171
Merian	—	58	58	—	81	81	—	84	84
Cerro Negro	39	111	150	125	61	186	107	55	162
Yanacocha	11	10	21	39	22	61	288	24	312
Peñasquito	—	123	123	—	129	129	—	113	113
Red Chris	99	58	157	90	60	150	16	9	25
Brucejack	—	104	104	3	67	70	1	21	22
NGM	146	241	387	97	351	448	138	334	472
Corporate and Other	—	23	23	—	22	22	8	43	51
Divested (2)
CC&V	—	5	5	—	26	26	—	64	64
Musselwhite	—	14	14	—	97	97	—	104	104
Porcupine	28	26	54	122	79	201	98	68	166
Éléonore	—	12	12	—	100	100	—	106	106
Akyem	—	9	9	1	23	24	3	37	40
Telfer	—	—	—	12	39	51	1	8	9
Accrual basis	$1,312	$1,755	$3,067	$1,419	$1,905	$3,324	$1,171	$1,574	$2,745
(Increase) decrease in non-cash adjustments			(32)			78			(79)
Cash basis			$3,035			$3,402			$2,666
____________________________
(1)In the fourth quarter of 2025, the Ahafo North development project achieved commercial production resulting in designation as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the Ahafo South reportable segment. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes. Refer to Note 4 to the Consolidated Financial Statements for information.
(2)Refer to Note 3 to the Consolidated Financial Statements for information on the Company's divestitures.
For the year ended December 31, 2025, development projects primarily included Tanami Expansion 2, Ahafo North, Cadia Panel Caves, Red Chris Block Cave, Cerro Negro expansions projects, and the Goldrush Complex at NGM. Development capital costs

(excluding capitalized interest and capitalized depreciation and amortization) on our Tanami Expansion 2, Ahafo North, and Cadia Panel Caves projects since approval were $1,304, $900, and $516, respectively, of which $284, $284, and $268 related to the year ended December 31, 2025, respectively.
For the year ended December 31, 2024, development projects included Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansion projects, Yanacocha Sulfides, Tanami Expansion 2, Cadia Panel Caves, Phase 14A Wall construction at Lihir, Ahafo North, and Goldrush Complex at NGM.
For the year ended December 31, 2023, development projects included Pamour at Porcupine, Cerro Negro expansion projects Yanacocha Sulfides, Tanami Expansion 2, Cadia Panel Caves, Ahafo North, and the TS Solar Plant and Goldrush Complex at NGM.
The Company will from time to time enter into hedging relationships to mitigate variability in development capital spend denominated in foreign currency. The Company has entered into A$1,734 AUD-denominated fixed forward contracts, designated as foreign currency cash flow hedges, to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures related to the construction and development phase of the Tanami Expansion 2, Cadia Panel Caves, and Cadia Tailings projects expected to be incurred between October 2024 and December 2026. Refer to Note 14 to the Consolidated Financial Statements for further information.
For the years ended December 31, 2025, 2024, and 2023, sustaining capital includes capital expenditures such as tailings facility construction, infrastructure improvements, underground and surface mine development, capital component purchases, mining equipment, and reserves drilling conversion. Additionally, for the year ended December 31, 2023, sustaining capital included haul truck purchases for the Autonomous Haulage System at Boddington. The Company currently expects to incur higher annual sustaining capital spend over the next few years at our ongoing operations relative to historical amounts as we continue to advance the critical tailings work at Cadia and Boddington and strengthen operating efficiency across our portfolio.
Refer to Note 4 to our Consolidated Financial Statements and Non-GAAP Financial Measures, "All-In Sustaining Costs", below, for further information.
Debt
Debt and Corporate Revolving Credit Facilities. The Company from time to time will redeem its outstanding senior notes ahead of their scheduled maturity dates utilizing Cash and cash equivalents. Additionally, depending upon market conditions and strategic considerations, we may choose to refinance debt in the capital markets. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities, existing cash balances, and available credit facilities.
In 2025, the Company completed debt extinguishments comprised of (i) a $2 billion debt tender consisting of partial redemptions of certain senior notes, (ii) the full redemption of the outstanding 2026 Senior Notes, and (iii) the partial redemption of certain other senior notes through open market repurchases. As a result of these redemptions, the company recognized a loss on extinguishment of $101 for the year ended December 31, 2025, recognized in Other income (loss), net.
Debt Covenants. Our senior notes and revolving credit facilities contain various covenants and default provisions including payment defaults, limitations on liens, leases, sales and leaseback agreements, merger restrictions, limiting the sale of all or substantially all of our assets, certain change of control provisions, and a negative pledge on certain assets. Additionally, the corporate revolving credit facility contains a financial ratio covenant requiring us to maintain a net debt (total debt net of Cash and cash equivalents) to total capitalization ratio of less than or equal to 62.50%.
At December 31, 2025, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Letters of Credit and Other Guarantees. We have off-balance sheet arrangements of $1,943 of outstanding surety bonds, bank letters of credit and bank guarantees (refer to Note 24 to the Consolidated Financial Statements). At December 31, 2025, none of the $4,000 corporate revolving credit facility was used to secure the issuance of letters of credit.
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
Newmont and Newcrest Finance, as issuers, and Newmont USA, as guarantor, are collectively referred to herein as the "Obligor Group."
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries by dividend, loan, or otherwise, except to the extent of any rights, noncontrolling interests, foreign currency or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $175 at December 31, 2025. All noncontrolling interests relate to non-guarantor subsidiaries.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at December 31, 2025.

	December 31, 2025
	Obligor Group	Newmont USA
Current intercompany assets	$24,979	$17,426
Non-current intercompany assets	$770	$283
Current intercompany liabilities	$28,983	$1,621
Non-current intercompany liabilities	$49	$—
Non-current external debt	$5,108	$—
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
At December 31, 2025, Newmont USA guaranteed $5,051 of the $5,108 in total Obligor Group external debt. Under the terms of the subsidiary guarantees, holders of Newmont’s securities subject to such subsidiary guarantees will not be required to exercise their remedies against Newmont before they proceed directly against Newmont USA.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at December 31, 2025, Newmont USA guaranteed $517 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At December 31, 2025, (i) Newmont’s total consolidated indebtedness was approximately $5,589, none of which was secured (other than $474 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $9,133 of total liabilities (including trade payables, but excluding intercompany, external debt, and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our Debt, refer to Note 20 to the Consolidated Financial Statements.

Contractual Obligations
Our contractual obligations at December 31, 2025 are summarized as follows:

	Payments Due by Period
	Total	Current	Non-Current
Debt (1)	$8,242	$239	$8,003
Finance lease and other financing obligations (2)	608	119	489
Remediation and reclamation liabilities (3)	9,894	922	8,972
Uncertain income tax liabilities and interest (4)	128	—	128
Employee-related benefits (5)	1,207	432	775
Operating leases and other obligations (6)	123	33	90
Minimum royalty payments (7)	29	29	—
Purchase obligations (8)	836	380	456
Other	392	213	179
	$21,459	$2,367	$19,092
____________________________
(1)Debt includes principal of $5,343 on senior notes and estimated interest payments of $2,899 on senior notes, assuming no early extinguishment.
(2)Finance lease and other financing obligations includes finance lease payments of $608.
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
(4)We are unable to reasonably estimate the timing of our uncertain income tax liabilities and interest payments due to uncertainties in the timing of the effective settlement of tax positions.
(5)Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Pension plan and other benefit payments beyond 2035 cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.
(6)Operating lease and other obligations includes operating lease payments of $123.
(7)Minimum royalty payments are related to continuing operations and are presented net of recoverable amounts.
(8)Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.
Environmental
Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We perform a comprehensive review of our reclamation and remediation liabilities annually and review changes in facts and circumstances associated with these obligations at least quarterly. Newmont is committed to the implementation of the GISTM and the disclosure of implementation status for tailings facilities. Conformance with the GISTM is on-going and has and may continue to result in further increases to our estimated sustaining costs and closure costs for existing operations and non-operating sites. Disclosures can be found on our website. Additionally, laws, regulations and permit requirements focused on water management and discharge requirements for operations and water treatment are becoming increasingly stringent. Compliance with water management and discharge quality remains dynamic and has and may continue to result in further increases to our estimated closure costs.
At December 31, 2025 and 2024, $6,800 and $7,015, respectively, were accrued for reclamation costs relating to currently or recently producing or development stage mineral properties, of which $829 and $928, respectively, were classified as current liabilities.
In addition, we are involved in several matters concerning environmental obligations associated with former, primarily historical, mining activities. Based upon our best estimate of our liability for these matters, $390 and $370 were accrued for such obligations at December 31, 2025 and 2024, respectively, of which $64 and $63, respectively, were classified as current liabilities. We spent $71, $82, and $44 during the years ended December 31, 2025, 2024, and 2023, respectively, for environmental obligations related to the former mining activities.
Reclamation and remediation adjustments during 2025 primarily related to increased cost estimates at Peñasquito resulting from updated risk assessments and the identification of additional uncertainties regarding long‑term tailings storage facility embankment stability, partially offset by a reduction in cost estimates at portions of the Yanacocha site that are no longer in production and with no expected substantive economic value (i.e., non-operating) following the completion of several closure related studies. Reclamation and remediation adjustments during 2024 primarily related to a reduction in cost estimates at non-operating portions of the Yanacocha site.

During the year ended December 31, 2025, 2024, and 2023, capital expenditures were approximately $58, $35, and $41, respectively, to comply with environmental regulations.
Our sustainability strategy is a foundational element in achieving our purpose to create value and improve lives through sustainable and responsible mining. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For more information on the Company’s reclamation and remediation liabilities, refer to Notes 6 and 24 to the Consolidated Financial Statements. For discussion of regulatory, tailings, water, climate and other environmental risks, refer to Part I, Item 1A. Risk Factors, for additional information.
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
Earnings Before Interest, Taxes, and Depreciation and Amortization and Adjusted Earnings Before Interest, Taxes, and Depreciation and Amortization
Management uses Earnings before interest, taxes, and depreciation and amortization (“EBITDA”) and EBITDA adjusted for non-core or certain items that have a disproportionate impact on our results for a particular period (“Adjusted EBITDA”) as non-GAAP measures to evaluate the Company’s operating performance. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, net income (loss), operating income (loss), or cash flow from operations as those terms are defined by GAAP, and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. Although Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements by other companies, our calculation of Adjusted EBITDA is not necessarily comparable to such other similarly titled captions of other companies. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Management’s determination of the components of Adjusted EBITDA are evaluated periodically and based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Newmont stockholders	$7,085	$3,348	$(2,494)
Net income (loss) attributable to non-controlling interests	82	33	27
Net (income) loss from discontinued operations (1)	—	(68)	(27)
Equity loss (income) of affiliates	(421)	(133)	(63)
Income and mining tax expense (benefit)	4,596	1,397	526
Depreciation and amortization	2,521	2,576	2,108
Interest expense, net of capitalized interest	229	375	243
EBITDA	14,092	7,528	320
Adjustments:
(Gain) loss on sale of assets held for sale (2)	(1,066)	1,114	—
Impairment charges (3)	842	78	1,891
Change in fair value of investments and options (4)	(604)	(62)	47
Restructuring and severance (5)	186	38	24
Loss (gain) on debt extinguishment (6)	101	(32)	—
Reclamation and remediation charges (7)	(96)	(71)	1,260
Loss (gain) on asset and investment sales (8)	20	(35)	197
Settlement costs (9)	2	44	7
Newcrest transaction and integration costs (10)	—	72	464
Pension settlements and curtailments (11)	—	1	9
Other (12)	3	—	(4)
Adjusted EBITDA	$13,480	$8,675	$4,215
____________________________
(1)For additional information regarding our discontinued operations, refer to Note 1 of the Consolidated Financial Statements.
(2)Primarily consists of the gain on the sales of certain non-core assets in 2025 and the write-downs on assets held for sale in 2024; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 of the Consolidated Financial Statements for further information.
(3)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Impairment charges. Refer to Note 7 of the Consolidated Financial Statements for further information.
(4)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Change in fair value of investments and options.
(5)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company; included in Other expense, net. Refer to Note 8 of the Consolidated Financial Statements for further information.
(6)Represents the losses and gains on debt redemptions; included in Other income (loss), net. Refer to Note 20 of the Consolidated Financial Statements for further information.
(7)Represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 of the Consolidated Financial Statements for further information.
(8)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(9)Primarily consists of litigation expenses and other settlements in 2025, wind-down and demobilization costs related to the French Guiana project in 2024, and costs related to additional employee related accruals as a result of the Australian Fair Work legislation in 2023; included in Other expense, net.
(10)Represents costs incurred related to the Newcrest transaction; included in Other expense, net. In 2025, includes a gain recognized on the reduction of the stamp duty tax liability incurred as a result of the Newcrest transaction. In 2023, these costs primarily include $316 related to the stamp duty tax incurred in connection with the transaction.
(11)Represents pension settlement charges and curtailment gains; included in Other income (loss), net. Refer to Note 11 of the Consolidated Financial Statements for further information.
(12)Primarily consists of costs incurred related to transition service agreements for divested reportable segments in 2025 and in 2023 represents income received related to prior period investment sales; included in Other income (loss), net.
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

	Year Ended December 31, 2025
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$7,085	$6.41	$6.39
(Gain) loss on sale of assets held for sale (2)	(1,066)	(0.97)	(0.97)
Impairment charges (3)	841	0.76	0.76
Change in fair value of investments and options (4)	(604)	(0.54)	(0.54)
Restructuring and severance (5)	184	0.16	0.16
Loss on debt extinguishment (6)	101	0.09	0.09
Reclamation and remediation charges (7)	(96)	(0.09)	(0.09)
Loss on asset and investment sales (8)	20	0.02	0.02
Settlement costs (9)	2	—	—
Other (10)	3	—	—
Tax effect of adjustments (11)	281	0.27	0.27
Valuation allowance and other tax adjustments (12)	883	0.80	0.80
Adjusted net income (loss)	$7,634	$6.91	$6.89

Weighted average common shares (millions): (13)		1,106	1,108
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Primarily consists of the gain on the sales of certain non-core assets; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 of the Consolidated Financial Statements for further information.
(3)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Impairment charges. Refer to Note 7 of the Consolidated Financial Statements for further information. Amounts are presented net of Net loss (income) attributable to non-controlling interests of $(1).
(4)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Change in fair value of investments and options.
(5)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company; included in Other expense, net. Refer to Note 8 of the Consolidated Financial Statements for further information. Amounts are presented net of Net loss (income) attributable to non-controlling interests of $(2).
(6)Represents the losses on debt redemptions; included in Other income (loss), net. Refer to Note 20 of the Consolidated Financial Statements for further information.
(7)Represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 of the Consolidated Financial Statements for further information.
(8)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(9)Primarily consists of litigation expenses and other settlements; included in Other expense, net.
(10)Primarily consists of costs incurred related to transition service agreements for divested reportable segments; included in Other income (loss), net. Refer to Note 3 of the Consolidated Financial Statements for further information.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, alternative minimum tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $295, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(139), net reductions to the reserve for uncertain tax positions of $1, and other tax adjustments of $726.
(13)Adjusted net income (loss) per diluted share is calculated using diluted common shares, which are calculated in accordance with GAAP.

	Year Ended December 31, 2024
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$3,348	$2.92	$2.92
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(68)	(0.06)	(0.06)
Net income (loss) attributable to Newmont stockholders from continuing operations	3,280	2.86	2.86
(Gain) loss on sale of assets held for sale (3)	1,114	0.97	0.97
Impairment charges (4)	78	0.07	0.07
Newcrest transaction and integration costs (5)	72	0.06	0.06
Reclamation and remediation charges (6)	(71)	(0.06)	(0.06)
Change in fair value of investments (7)	(62)	(0.05)	(0.05)
Settlement costs (8)	44	0.04	0.04
Restructuring and severance (9)	38	0.03	0.03
(Gain) on asset and investment sales (10)	(35)	(0.03)	(0.03)
(Gain) on debt extinguishment (11)	(32)	(0.03)	(0.03)
Pension settlements (12)	1	—	—
Tax effect of adjustments (13)	(315)	(0.27)	(0.27)
Valuation allowance and other tax adjustments (14)	(121)	(0.11)	(0.11)
Adjusted net income (loss)	$3,991	$3.48	$3.48

Weighted average common shares (millions): (15)		1,146	1,148
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, refer to Note 1 of the Consolidated Financial Statements.
(3)Primarily consists of the loss on the sales of certain non-core assets and write-downs on assets held for sale; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 of the Consolidated Financial Statements for further information.
(4)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Impairment charges. Refer to Note 7 of the Consolidated Financial Statements for further information.
(5)Represents costs incurred related to the Newcrest transaction; included in Other expense, net.
(6)Represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 of the Consolidated Financial Statements for further information.
(7)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Change in fair value of investments and options.
(8)Primarily consists of wind-down and demobilization costs related to the French Guiana; included in Other expense, net.
(9)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company; included in Other expense, net. Refer to Note 8 of the Consolidated Financial Statements for further information.
(10)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(11)Represents the gains on debt redemptions; included in Other income (loss), net. Refer to Note 20 of the Consolidated Financial Statements for further information.
(12)Primarily represents pension settlement charges related to lump sum payments to participants; included in Other income (loss), net. Refer to Note 11 of the Consolidated Financial Statements for further information.
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

	Year Ended December 31, 2023
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$(2,494)	$(2.97)	$(2.97)
Net loss (income) attributable to Newmont stockholders from discontinued operations (2)	(27)	(0.03)	(0.03)
Net income (loss) attributable to Newmont stockholders from continuing operations (3)	(2,521)	(3.00)	(3.00)
Impairment charges (4)	1,888	2.25	2.25
Reclamation and remediation charges (5)	1,260	1.50	1.50
Newcrest transaction and integration costs (6)	464	0.56	0.56
(Gain) loss on asset and investment sales (7)	197	0.23	0.23
Change in fair value of investments (8)	47	0.05	0.05
Restructuring and severance (9)	24	0.03	0.03
Pension settlements (10)	9	0.01	0.01
Settlement costs (11)	7	0.01	0.01
Other (12)	(4)	—	—
Tax effect of adjustments (13)	(613)	(0.73)	(0.73)
Valuation allowance and other tax adjustments (14)	566	0.66	0.66
Adjusted net income (loss)	$1,324	$1.57	$1.57

Weighted average common shares (millions): (3)		841	841
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)For additional information regarding our discontinued operations, refer to Note 1 of the Consolidated Financial Statements.
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
(4)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Impairment charges. Refer to Note 7 of the Consolidated Financial Statements for further information. Amount is presented net of Net loss (income) attributable to non-controlling interests of $(3).
(5)Represent revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 of the Consolidated Financial Statements for further information.
(6)Primarily consists of $316 related to the stamp duty tax incurred in connection with the Newcrest transaction; included in Other expense, net.
(7)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(8)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Change in fair value of investments and options.
(9)Primarily represents severance and related costs associated with significant organizational or operating model changes implemented by the Company; included in Other expense, net.
(10)Primarily represents pension settlement charges related to lump sum payments to participants; included in Other income (loss), net. Refer to Note 11 of the Consolidated Financial Statements for further information.
(11)Primarily consists of costs related to additional employee related accruals as a result of the Australian Fair Work legislation; included in Other expense, net.
(12)Primarily consists of income received related to prior period investment sales; included in Other income (loss), net.
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

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$10,334	$6,363	$2,763
Less: Net cash used in (provided by) investing activities of discontinued operations	—	(45)	(9)
Net cash provided by (used in) operating activities of continuing operations	10,334	6,318	2,754
Less: Additions to property, plant and mine development	(3,035)	(3,402)	(2,666)
Free cash flow	$7,299	$2,916	$88

Net cash provided by (used in) investing activities (1)	$606	$(2,702)	$(1,002)
Net cash provided by (used in) financing activities	$(7,040)	$(2,953)	$(1,603)
____________________________
(1)Net cash provided by (used in) investing activities includes Additions to property, plant and mine development, which is included in the Company’s computation of Free cash flow.
Net Debt
Management uses Net debt to measure the Company’s liquidity and financial position. Net debt is calculated as Debt and Lease and other financing obligations less Cash and cash equivalents, as presented on the Consolidated Balance Sheets. Cash and cash equivalents are subtracted from Debt and Lease and other financing obligations as these could be used to reduce the Company's debt obligations. The Company believes that the use of Net debt provides investors and other stakeholders with a meaningful measure of financial flexibility and balance sheet strength, and is also a key metric used in the Company’s debt covenant calculations. The Company has also presented Net debt excluding Lease and other financing obligations to provide a supplemental view of evaluating the financial flexibility and strength of the Company's balance sheet. Net debt is intended to provide additional information only and does not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of liquidity prepared in accordance with GAAP. Other companies may calculate this measure differently.
The following table sets forth a reconciliation of Net debt, a non-GAAP financial measure, to Debt and Lease and other financing obligations, which the Company believes to be the GAAP financial measures most directly comparable to Net debt.

	At December 31, 2025	At December 31, 2024
Debt	$5,115	$8,476
Less: Cash and cash equivalents	(7,647)	(3,619)
Less: Cash and cash equivalents included in assets held for sale (1)	—	(45)
Net debt excluding leases and other financing obligations	(2,532)	4,812
Add: Lease and other financing obligations	474	496
Net debt (cash)	$(2,058)	$5,308
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, the related Cash and cash equivalents was reclassified to Assets held for sale. Refer to Note 3 to the Consolidated Financial Statements for additional information.
All-In Sustaining Costs
Current GAAP measures used in the mining industry, such as costs applicable to sales, do not capture all of the expenditures incurred to discover, develop, and sustain production. Therefore, Newmont calculates All-in sustaining costs (“AISC”) based on the definition published by the World Gold Council. The World Gold Council is a market development organization for the gold industry comprised of and funded by gold mining companies around the world and is a regulatory organization.
AISC is a metric that expands on GAAP measures, such as costs applicable to sales, to provide visibility into the economics of our mining operations related to expenditures, operating performance, and the ability to generate cash flow from our continuing operations. We believe that AISC is a non-GAAP measure that provides additional information to management, investors and others that aids in the understanding of the economics of our operations and performance compared to other producers and provides investors visibility by better defining the total costs associated with production.
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
The following disclosure provides information regarding the adjustments made in determining the AISC measure:
Costs applicable to sales. Includes all direct and indirect costs related to current production incurred to execute the current mine plan. We exclude certain exceptional or unusual amounts from costs applicable to sales, such as significant revisions to recovery amounts. Costs applicable to sales includes by-product credits from certain metals obtained during the process of extracting and processing the primary ore-body. Costs applicable to sales is accounted for on an accrual basis and excludes Depreciation and amortization and Reclamation and remediation, which is consistent with our presentation of Costs applicable to sales on the Consolidated Statements of Operations. In determining gold AISC, only the costs applicable to sales associated with producing and selling an ounce of gold is included in the measure. Therefore, the amount of costs applicable to sales included in gold AISC is derived from the Costs applicable to sales presented in the Company’s Consolidated Statements of Operations less the amount of costs applicable to sales attributable to the production of other metals. The other metals' costs applicable to sales at those mine sites is disclosed in Note 4 to the Consolidated Financial Statements. The allocation of costs applicable to sales between gold and other metals is based upon the relative sales value, determined using GEO pricing, of gold and other metals produced during the period.
Reclamation costs. Includes accretion expense related to reclamation liabilities and the amortization of the related ARC for the Company’s operating properties. Accretion related to the reclamation liabilities and the amortization of the ARC assets for reclamation does not reflect annual cash outflows but are calculated in accordance with GAAP. The accretion and amortization reflect the periodic costs of reclamation associated with current production and are therefore included in the measure. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of costs applicable to sales between gold and other metals.
Advanced projects, research and development and exploration. Includes incurred expenses related to projects that are designed to sustain current production and exploration. We note that as current resources are depleted, exploration and advanced projects are necessary for us to replace the depleting reserves or enhance the recovery and processing of the current reserves to sustain production at existing operations. As these costs relate to sustaining our production, and are considered a continuing cost of a mining company, these costs are included in the AISC measure. These costs are derived from the Advanced projects, research and development and Exploration amounts presented in the Consolidated Statements of Operations less incurred expenses related to the development of new operations, or related to major projects at existing operations where these projects will materially benefit the operation in the future. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of costs applicable to sales between gold and other metals. We also allocate these costs incurred at Corporate and Other using the proportion of costs applicable to sales between gold and other metals.
General and administrative. Includes costs related to administrative tasks not directly related to current production, but rather related to supporting our corporate structure and fulfilling our obligations to operate as a public company. Including these expenses in the AISC metric provides visibility of the impact that general and administrative activities have on current operations and profitability on a per ounce basis. We allocate these costs to gold and other metals at Corporate and Other using the proportion of costs applicable to sales between gold and other metals.
Other expense, net. Excludes certain exceptional or unusual expenses, such as restructuring, as these are not indicative to sustaining our current operations. Furthermore, this adjustment to Other expense, net is also consistent with the nature of the adjustments made to Net income (loss) attributable to Newmont stockholders as disclosed in the Company’s non-GAAP financial measure Adjusted net income (loss). The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of costs applicable to sales between gold and other metals.
Treatment and refining costs. Includes costs paid to smelters for treatment and refining of our concentrates to produce the salable metal. These costs are presented net as a reduction of Sales on the Consolidated Statements of Operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of costs applicable to sales between gold and other metals.
Sustaining capital and lease related costs. We determined sustaining capital and lease related costs as those capital expenditures and lease payments that are necessary to maintain current production and execute the current mine plan. We determined development (i.e. non-sustaining) capital expenditures and lease payments to be those payments used to develop new operations or related to projects at existing operations where those projects will materially benefit the operation and are excluded from the calculation of AISC. The classification of sustaining and development capital projects and leases is based on a systematic review of our project portfolio in light of the nature of each project. Sustaining capital and lease related costs are relevant to the AISC metric as these are needed to maintain the Company’s current operations and provide improved transparency related to our ability to finance these expenditures from current operations. The allocation of these costs to gold and other metals is determined using the same allocation used in the allocation of costs applicable to sales between gold and other metals. We also allocate these costs incurred at Corporate and Other using the proportion of costs applicable to sales between gold and other metals.

Year Ended December 31, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$755	$15	$10	$—	$(3)	$—	$159	$936	582	$1,607
Cadia	324	2	3	—	—	4	152	485	384	$1,253
Tanami	429	5	6	—	—	—	221	661	385	$1,716
Boddington	685	21	3	—	—	3	122	834	550	$1,514
Ahafo South (10)	825	13	9	—	3	—	154	1,004	672	$1,494
Ahafo North (10)	31	—	—	—	—	—	9	40	58	$696
Merian	373	8	16	—	—	1	60	458	238	$1,921
Cerro Negro	312	9	1	—	3	—	110	435	196	$2,220
Yanacocha	411	42	3	—	32	—	10	498	517	$964
Peñasquito	389	13	—	1	—	22	48	473	422	$1,120
Red Chris	82	3	1	—	1	(1)	20	106	61	$1,750
Brucejack	344	5	19	—	—	2	104	474	235	$2,020
Non-managed
NGM	1,343	17	10	10	16	6	237	1,639	1,006	$1,629
Corporate and Other (11)	—	—	81	307	41	—	19	448	—	$—
Divested (12)
CC&V	39	2	—	—	—	—	5	46	27	$1,684
Musselwhite	33	1	—	—	—	—	14	48	32	$1,531
Porcupine	79	3	1	—	1	—	25	109	60	$1,810
Éléonore	54	1	2	—	—	—	12	69	49	$1,403
Akyem	107	5	—	—	—	—	8	120	45	$2,664
Total Gold	6,615	165	165	318	94	37	1,489	8,883	5,519	$1,609

Gold equivalent ounces - other metals (13)(14)
Managed
Cadia	301	2	2	—	—	3	141	449	370	$1,230
Boddington	127	3	—	—	—	—	23	153	109	$1,397
Peñasquito (15)	873	26	—	2	—	69	110	1,080	820	$1,318
Red Chris	169	6	2	—	2	(2)	37	214	126	$1,692
Corporate and Other (11)	—	—	16	62	2	—	2	82	—	$—
Total Gold Equivalent Ounces	1,470	37	20	64	4	70	313	1,978	1,425	$1,392

Consolidated	$8,085	$202	$185	$382	$98	$107	$1,802	$10,861
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $328.
(3)Includes stockpile, leach pad, and product inventory adjustments of $3 at Cerro Negro and $24 at NGM.
(4)Includes operating accretion of $120, included in Reclamation and remediation, and amortization of asset retirement costs $82; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $194 and $(65), respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $8 at Cadia, $4 at Tanami, $2 at Boddington, $39 at Ahafo South, $7 at Ahafo North $23 at Merian, $24 at Cerro Negro, $9 at Yanacocha, $17 at Peñasquito, $8 at Red Chris, $11 at NGM, and $72 at Corporate and Other, totaling $224 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance costs of $186, and settlement costs of $2 included in Other expense, net.

(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part II, Item 7, MD&A for sustaining capital by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $82 and excludes finance lease payments for development projects of $43.
(9)Per ounce measures may not recalculate due to rounding.
(10)In the fourth quarter of 2025, the Ahafo North development project achieved commercial production resulting in designation as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the Ahafo South reportable segment. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes.
(11)Corporate and Other is a non-operating segment and includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Consolidated Financial Statements for further information.
(12)Refer to Note 3 to the Consolidated Financial Statements for information on the Company's divestitures.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.) and Zinc ($1.20/lb.) pricing for 2025.
(14)For the year ended December 31, 2025, Cadia sold 82 thousand tonnes of copper, Boddington sold 24 thousand tonnes of copper, Peñasquito sold 28 million ounces of silver, 95 thousand tonnes of lead and 246 thousand tonnes of zinc, and Red Chris sold 28 thousand tonnes of copper.
(15)All-in sustaining costs at Peñasquito is comprised of $413, $138, and $529 for silver, lead, and zinc, respectively.

Year Ended December 31, 2024	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$787	$12	$16	$—	$2	$—	$121	$938	620	$1,512
Cadia	297	2	9	—	—	16	152	476	454	$1,048
Tanami	390	3	7	—	—	—	127	527	411	$1,281
Boddington	613	16	1	—	—	13	105	748	581	$1,288
Ahafo South	722	19	5	—	1	1	108	856	798	$1,072
Merian	401	8	15	—	—	1	83	508	274	$1,852
Cerro Negro	312	6	2	1	2	—	61	384	236	$1,631
Yanacocha	353	34	9	—	3	—	22	421	352	$1,196
Peñasquito	225	8	—	—	—	16	36	285	290	$984
Red Chris	47	2	1	—	—	—	12	62	39	$1,607
Brucejack	312	5	13	—	—	3	66	399	249	$1,603
Non-managed
NGM	1,263	18	13	9	4	6	350	1,663	1,036	$1,605
Corporate and Other (10)	—	—	111	386	19	—	18	534	—	$—
Held for sale (11)
CC&V	200	11	3	—	2	—	27	243	144	$1,691
Musselwhite	224	4	6	—	1	—	96	331	215	$1,541
Porcupine	310	12	5	—	—	—	79	406	282	$1,437
Éléonore	325	5	11	—	—	—	99	440	243	$1,811
Akyem	338	21	1	—	1	—	23	384	212	$1,816
Divested (11)
Telfer	245	11	10	—	—	4	38	308	103	$2,993
Total Gold	7,364	197	238	396	35	60	1,623	9,913	6,539	$1,516

Gold equivalent ounces - other metals (12)(13)
Managed
Cadia	280	2	10	—	—	32	136	460	465	$987
Boddington	204	3	—	—	—	11	22	240	205	$1,172
Peñasquito (14)	903	32	1	2	2	117	129	1,186	1,088	$1,090
Red Chris	172	5	4	—	—	5	47	233	142	$1,640
Corporate and Other (10)	—	—	14	44	—	—	1	59	—	$—
Divested (11)
Telfer	40	2	1	—	—	2	4	49	16	$2,885
Total Gold Equivalent Ounces	1,599	44	30	46	2	167	339	2,227	1,916	$1,161

Consolidated	$8,963	$241	$268	$442	$37	$227	$1,962	$12,140
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $240.
(3)Includes stockpile and leach pad inventory adjustments of $9 at Cerro Negro, $1 at Peñasquito, $27 at Red Chris, $2 at Brucejack, $21 at NGM, and $32 at Telfer.
(4)Includes operating accretion of $153, included in Reclamation and remediation, and amortization of asset retirement costs $88; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $219 and $(44), respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $21 at Tanami, $3 at Boddington, $27 at Ahafo South, $9 at Ahafo North, $6 at Merian, $17 at Cerro Negro, $12 at Peñasquito, $8 at Red Chris, $10 at NGM, $70 at Corporate and Other, $4 at CC&V, $1 at Porcupine, $4 at Akyem, and $3 at Telfer, totaling $195 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes Newcrest transaction and integration costs of $72, settlement of costs of $44, and restructuring and severance costs of $38, included in Other expense, net.
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
(11)Refer to Note 3 to the Consolidated Financial Statements for information on the Company's divestitures.
(12)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,400/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($1.00/lb.) and Zinc ($1.20/lb.) pricing for 2024.
(13)For the year ended December 31, 2024, Cadia sold 84 thousand tonnes of copper, Boddington sold 37 thousand tonnes of copper, Peñasquito sold 33 million ounces of silver, 97 thousand tonnes of lead and 247 thousand tonnes of zinc, Red Chris sold 26 thousand tonnes of copper, and Telfer sold 3 thousand tonnes of copper.
(14)All-in sustaining costs at Peñasquito is comprised of $464, $141, and $581 for silver, lead, and zinc, respectively.

Year Ended December 31, 2023	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir (10)	$146	$—	$2	$—	$—	$—	$51	$199	131	$1,517
Cadia (10)	129	—	1	—	—	6	16	152	120	$1,271
Tanami	337	3	1	—	—	—	130	471	444	$1,060
Boddington	634	17	5	—	—	18	125	799	749	$1,067
Telfer (10)	126	—	2	—	—	3	2	133	67	$1,988
Ahafo South	547	20	2	—	2	—	135	706	578	$1,222
Akyem	275	44	1	—	—	—	37	357	296	$1,210
Merian	385	7	14	—	—	1	85	492	319	$1,541
Cerro Negro	328	5	5	—	5	—	51	394	261	$1,509
Porcupine	301	23	12	—	—	—	71	407	258	$1,577
Éléonore	295	9	10	—	—	—	114	428	233	$1,838
Yanacocha	294	24	7	—	—	—	24	349	275	$1,266
Musselwhite	214	5	10	—	—	—	104	333	181	$1,843
Peñasquito	158	7	1	—	2	9	29	206	130	$1,590
CC&V	198	10	10	—	2	—	62	282	171	$1,644
Red Chris (10)	4	—	—	—	—	—	2	6	4	$1,439
Brucejack (10)	69	—	7	—	1	3	16	96	36	$2,646
Non-managed
NGM	1,249	17	13	11	2	6	332	1,630	1,167	$1,397
Corporate and Other (11)	—	—	89	255	6	—	37	387	—	$—
Total Gold	5,689	191	192	266	20	46	1,423	7,827	5,420	$1,444

Gold equivalent ounces - other metals (12)(13)
Managed
Cadia (10)	116	—	1	—	—	19	17	153	114	$1,342
Boddington	204	3	1	—	—	15	39	262	246	$1,067
Telfer (10)	22	—	2	—	—	4	5	33	13	$2,580
Peñasquito (14)	651	30	5	1	1	82	120	890	507	$1,756
Red Chris (10)	17	—	—	—	—	3	7	27	16	$1,660
Corporate and Other (11)	—	—	11	32	—	—	6	49	—	$—
Total Gold Equivalent Ounces	1,010	33	20	33	1	123	194	1,414	896	$1,579

Consolidated	$6,699	$224	$212	$299	$21	$169	$1,617	$9,241
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $137.
(3)Includes stockpile and leach pad inventory adjustments of $4 at Telfer, $1 at Akyem, $2 at Cerro Negro, $3 at Porcupine, $5 at Éléonore, $5 at Yanacocha, $32 at Peñasquito, $2 at Brucejack, and $43 at NGM.
(4)Includes operating accretion of $97, included in Reclamation and remediation, and amortization of asset retirement costs $127; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $148 and $1,288, respectively, included in Reclamation and remediation.

(5)Excludes development expenditures of $29 at Tanami, $29 at Ahafo South, $9 at Ahafo North, $18 at Akyem, $9 at Merian, $5 at Cerro Negro, $5 at Porcupine, $4 at Yanacocha, $5 at Peñasquito, $3 at CC&V, $16 at NGM and $121 at Corporate and Other, totaling $253 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes Newcrest transaction and integration costs of $464, restructuring and severance costs of $24, settlement costs of $7, and distributions from the Newmont Global Community Support fund of $1, included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part II, Item 7, MD&A for sustaining capital by segment.
(8)Includes finance lease payments for sustaining projects of $64 and excludes finance lease payments for development projects of $36.
(9)Per ounce measures may not recalculate due to rounding.
(10)Sites acquired through Newcrest transaction. Refer to Note 3 to the Consolidated Financial Statements for further information.
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
(13)For the year ended December 31, 2023, Cadia sold 21 thousand tonnes of copper, Boddington sold 45 thousand tonnes of copper, Peñasquito sold 17 million ounces of silver, 49 thousand tonnes of lead and 101 thousand tonnes of zinc, Red Chris sold 3 thousand tonnes of copper, and Telfer sold 2 thousand tonnes of copper.
(14)All-in sustaining costs at Peñasquito is comprised of $400, $125, and $365 for silver, lead, and zinc, respectively.
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
The estimated undiscounted cash flows used to assess recoverability of long-lived assets and to measure the fair value of our mining operations are derived from current business plans, which are developed using short-term price forecasts reflective of the current price environment and our projections for long-term metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable mineral reserve estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
The significant assumption in determining the future cash flows for each mine site at December 31, 2025 is a long-term gold price of $2,500 per ounce. A decrease of $100 per ounce in the long-term gold price assumption would result in no impairment of our long-lived assets, including goodwill.
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
When the income approach is utilized to determine fair value, the estimated cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term metal prices. The significant assumption in determining the future cash flows for each mine site at December 31, 2025 is a long-term gold price of $2,500 per ounce. In addition to short- and long-term metal price assumptions, other assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable reserve estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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
Carrying Value of Idled Development Projects in Peru
We review and evaluate the Company’s idled development projects in Peru, including Conga and Yanacocha Sulfides, for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company also periodically updates the economic model for idled development projects to understand changes to the estimated capital costs, cash flows, and economic returns from the project.
We have considered a variety of technical, economic, social and political developments related to the Conga project during our evaluation of impairment indicators since November 2011, when construction and development activities at the project were largely suspended. Project activities in recent years have focused on continued engagement with the local communities and maintaining and protecting existing project infrastructure and equipment through our active care and maintenance program. Although we have reclassified Conga reserves to resources and reallocated exploration and development capital to other projects, we continue to evaluate long-term options to progress development of the Conga project and improve social and political acceptance. As of December 31, 2025, we have not identified events or changes in circumstances that indicate that the carrying value of the Conga project is not recoverable.
We have considered similar developments related to the Yanacocha Sulfides project since the full funds decision for this project was initially deferred for two years in 2022 and deferred again the following year in 2023. During the fourth quarter of 2025, the Company removed the project from its updated life of mine business plan and downgraded the Yanacocha Sulfide reserves to resources and as a result of a change in strategic direction for the Company’s operations in Peru. The Company no longer considers the project, as previously contemplated, to be temporarily idled and determined that an impairment indicator existed for the project. Refer to Note 7 to the Consolidated Financial Statements for further information on this impairment charge.
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

Income and Mining Taxes
We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for us, as measured by the statutory tax rates in effect. We derive our deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The financial statement effects of changes in tax law are recorded as discrete items in the period enacted as part of income tax expense or benefit from continuing operations, regardless of the category of income or loss to which the deferred taxes relate. We have exposure to the impact of foreign exchange fluctuations on tax positions in certain jurisdictions, such movements are recorded within Income and mining tax benefit (expense) related to deferred income tax assets and liabilities, as well as non-current uncertain tax positions, while foreign exchange fluctuations impacting current tax positions are recorded within Other income (loss), net as foreign currency exchange gains (losses). With respect to the earnings that we derive from the operations of our consolidated subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of these consolidated companies. In the fourth quarter of 2025, the permanent reinvestment assertion was removed for operations at PNG and Ghana and deferred tax liabilities were recorded for the estimated withholding tax impact on future repatriated earnings.
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
Decreases in the market price of metals can significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact the carrying value of our long-lived assets and goodwill. For information concerning the sensitivity of our impairment analysis over long-lived assets and goodwill to changes in metal price, refer to Critical Accounting Estimates within Item 7, MD&A, and Note 2 to the Consolidated Financial Statements.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at December 31, 2025 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-term	Long-term
Gold price (per ounce)	$4,135	$2,500
Copper price (per pound)	$5.03	$4.00
Silver price (per ounce)	$54.73	$25.00
Lead price (per pound)	$0.89	$0.90
Zinc price (per pound)	$1.44	$1.25
AUD to USD exchange rate	$0.66	$0.70
CAD to USD exchange rate	$0.72	$0.75
MXN to USD exchange rate	$0.05	$0.05
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
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at December 31, 2025. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to potentially material fair value risk if we repurchase or exchange long-term debt prior to maturity. Refer to Note 13 to our Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.

Foreign Currency
We have significant operations and/or assets in the United States, Papua New Guinea, Australia, Ghana, Suriname, Argentina, Dominican Republic, Chile, Peru, Ecuador, Mexico, and Canada. All of our operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins, cash flow and Costs applicable to sales to the extent costs are paid in local currency at foreign operations.
We performed a sensitivity analysis to estimate the impact to Costs applicable to sales arising from a hypothetical 10% adverse movement to local currency exchange rates at December 31, 2025 in relation to the U.S. dollar at our foreign mining operations, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analysis indicated that a hypothetical 10% adverse movement would result in an approximate increase of $498 to Costs applicable to sales at December 31, 2025.
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
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of December 31, 2025.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	141	$4,332	$42	$4,368
Copper (pounds, in millions)	66	$5.65	$26	$5.67
Silver (ounces, in millions)	7	$70.31	$33	$71.99
Lead (pounds, in millions)	48	$0.90	$3	$0.89
Zinc (pounds, in millions)	84	$1.41	$8	$1.39
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
(2)The closing settlement price as of December 31, 2025 is determined utilizing the London Metal Exchange for copper, lead and zinc and the London Bullion Market Association for gold and silver.
Hedging
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at December 31, 2025, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk.
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
We have performed sensitivity analyses as of December 31, 2025 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at December 31, 2025.

The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $40 and $220 at December 31, 2025, respectively.
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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Newmont Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newmont Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, the related notes and the financial statement schedule in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of PricewaterhouseCoopers LLP, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect total assets constituting 13% and 13% of consolidated assets as of December 31, 2025 and 2024, respectively, and sales constituting 16% in 2025, 13% in 2024, and 19% in 2023 of the related consolidated totals. Those statements were audited by PricewaterhouseCoopers LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nevada Gold Mines LLC, is based solely on the report of PricewaterhouseCoopers LLP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon, based on our audit and the report of PricewaterhouseCoopers LLP.
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

Reclamation liabilities
Description of the Matter
As discussed in Notes 2, 6 and 24 of the consolidated financial statements, the Company’s mining and exploration activities are subject to various domestic and international laws and regulations governing the protection of the environment. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. Reclamation liabilities are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimates of either the timing or amount of the reclamation costs. As of December 31, 2025, the Company’s consolidated reclamation liabilities totaled $6.8 billion.

Auditing management’s accounting for reclamation liabilities was challenging, as significant judgment is required by the Company to estimate future reclamation costs. The significant judgment was due to the complexity of engineering designs for closure and the scope and cost of reclamation activities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s accounting for reclamation liabilities, including controls over management’s methodology, review of the reclamation liability calculation and estimated future costs.

To test the reclamation liabilities, among other procedures, we evaluated the Company’s assessment of factors that would necessitate an update to a mine’s estimated reclamation cash flows, and when such an update occurs, the methodology and the reclamation costs used by the Company in its estimate. To assess the estimates of certain reclamation activities and costs, we evaluated significant changes from the prior estimate, verified cost rates against third-party information or internal cost records and recalculated management’s estimate. We involved our reclamation specialists to interview certain members of the Company’s engineering staff, assess the completeness of the mine reclamation estimates with respect to meeting mine closure and post closure requirements, and evaluate the reasonableness of the cost of future reclamation activities.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
February 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Members of Nevada Gold Mines LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of Nevada Gold Mines LLC and its subsidiaries (the Joint Venture) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of changes in members’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). We also have audited the Joint Venture’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Joint Venture as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Joint Venture maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Board of Managers (acting in a role equivalent to the audit committee) and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.
/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
February 19, 2026

We have served as the Joint Venture’s auditor since 2019.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions except per share)

	Year Ended December 31,
	2025	2024	2023
Sales (Note 5)	$22,669	$18,682	$11,812

Costs and expenses:
Costs applicable to sales (1)	8,085	8,963	6,699
Depreciation and amortization	2,521	2,576	2,108
Reclamation and remediation (Note 6)	249	328	1,533
Exploration	243	266	265
Advanced projects, research and development	166	197	200
General and administrative	382	442	299
Impairment charges (Note 7)	842	78	1,891
(Gain) loss on sale of assets held for sale (Note 3)	(1,066)	1,114	—
Other expense, net (Note 8)	286	191	517
	11,708	14,155	13,512
Other income (expense):
Change in fair value of investments and options	604	62	(47)
Other income (loss), net (Note 9)	6	363	(41)
Interest expense, net of capitalized interest of $144, $114 and $89, respectively	(229)	(375)	(243)
	381	50	(331)
Income (loss) before income and mining tax and other items	11,342	4,577	(2,031)
Income and mining tax benefit (expense) (Note 10)	(4,596)	(1,397)	(526)
Equity income (loss) of affiliates (Note 15)	421	133	63
Net income (loss) from continuing operations	7,167	3,313	(2,494)
Net income (loss) from discontinued operations (Note 1)	—	68	27
Net income (loss)	7,167	3,381	(2,467)
Net loss (income) attributable to non-controlling interests (Note 1)	(82)	(33)	(27)
Net income (loss) attributable to Newmont stockholders	$7,085	$3,348	$(2,494)

Net income (loss) attributable to Newmont stockholders:
Continuing operations	$7,085	$3,280	$(2,521)
Discontinued operations	—	68	27
	$7,085	$3,348	$(2,494)

Weighted average common shares:
Basic	1,106	1,146	841
Effect of employee stock-based awards	2	2	—
Diluted	1,108	1,148	841

Net income (loss) per common share:
Basic:
Continuing operations	$6.41	$2.86	$(3.00)
Discontinued operations	—	0.06	0.03
	$6.41	$2.92	$(2.97)
Diluted: (2)
Continuing operations	$6.39	$2.86	$(3.00)
Discontinued operations	—	0.06	0.03
	$6.39	$2.92	$(2.97)
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)For the year ended December 31, 2023, potentially dilutive shares were excluded in the computation of diluted loss per common share attributable to Newmont stockholders as they were antidilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$7,167	$3,381	$(2,467)
Other comprehensive income (loss):
Change in cash flow hedges, net of tax	234	(123)	(1)
Other adjustments, net of tax	(2)	14	(14)
Other comprehensive income (loss)	232	(109)	(15)
Comprehensive income (loss)	$7,399	$3,272	$(2,482)

Comprehensive income (loss) attributable to:
Newmont stockholders	$7,317	$3,239	$(2,509)
Noncontrolling interests	82	33	27
	$7,399	$3,272	$(2,482)
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share)

	At December 31, 2025	At December 31, 2024
ASSETS
Cash and cash equivalents	$7,647	$3,619
Trade receivables (Note 5)	1,067	1,056
Investments (Note 15)	594	21
Inventories (Note 16)	1,512	1,423
Stockpiles and ore on leach pads (Note 17)	1,177	761
Other receivables	678	496
Other current assets	391	290
Assets held for sale (Note 3)	—	4,609
Current assets	13,066	12,275
Property, plant and mine development, net (Note 18)	33,310	33,547
Investments ($212 valued under fair value option at December 31, 2024) (Note 15)	4,186	4,471
Stockpiles and ore on leach pads (Note 17)	2,410	2,266
Deferred income tax assets (Note 10)	45	124
Goodwill (Note 19)	2,658	2,658
Other non-current assets	1,446	1,008
Total assets	$57,121	$56,349

LIABILITIES
Accounts payable	$816	$843
Employee-related benefits (Note 11)	898	630
Income and mining taxes (Note 10)	1,188	381
Lease and other financing obligations (Note 21)	118	107
Debt (Note 20)	—	924
Other current liabilities ($339 valued under fair value option at December 31, 2025) (Note 22)	2,692	2,481
Liabilities held for sale (Note 3)	—	2,177
Current liabilities	5,712	7,543
Debt (Note 20)	5,115	7,552
Lease and other financing obligations (Note 21)	356	389
Reclamation and remediation liabilities (Note 6)	6,297	6,394
Deferred income tax liabilities (Note 10)	4,045	2,820
Employee-related benefits (Note 11)	634	555
Silver streaming agreement (Note 5)	598	699
Other non-current liabilities ($51 valued under fair value option at December 31, 2024) (Note 22)	322	288
Total liabilities	23,079	26,240

Commitments and contingencies (Note 24)

EQUITY
Common stock - $1.60 par value;	1,753	1,813
Authorized - 2,550 million and 2,550 million shares, respectively
Outstanding shares - 1,089 million and 1,127 million shares, respectively
Treasury stock - 7 million and 7 million shares, respectively	(301)	(278)
Additional paid-in capital	28,847	29,808
Accumulated other comprehensive income (loss) (Note 23)	137	(95)
Retained earnings (Accumulated deficit)	3,431	(1,320)
Newmont stockholders' equity	33,867	29,928
Noncontrolling interests	175	181
Total equity	34,042	30,109
Total liabilities and equity	$57,121	$56,349
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$7,167	$3,381	$(2,467)
Adjustments:
Depreciation and amortization	2,521	2,576	2,108
Impairment charges	842	78	1,891
(Gain) loss on sale of assets held for sale	(1,066)	1,114	—
Net loss (income) from discontinued operations	—	(68)	(27)
Deferred income taxes	1,391	80	(104)
Change in fair value of investments and options	(604)	(62)	47
Reclamation and remediation	219	302	1,506
Loss (gain) on debt extinguishment	101	(32)	—
Stock-based compensation	99	89	80
Other non-cash adjustments	(126)	(115)	233
Change in operating assets and liabilities:
Trade and other receivables	(93)	(441)	(240)
Inventories, stockpiles and ore on leach pads	(454)	(534)	(187)
Other assets	(247)	64	50
Accounts payable	(19)	(2)	(42)
Reclamation and remediation liabilities	(803)	(433)	(275)
Accrued tax liabilities	1,039	235	(197)
Other accrued liabilities	367	86	378
Net cash provided by (used in) operating activities of continuing operations	10,334	6,318	2,754
Net cash provided by (used in) operating activities of discontinued operations	—	45	9
Net cash provided by (used in) operating activities	10,334	6,363	2,763

Investing activities:
Additions to property, plant and mine development	(3,035)	(3,402)	(2,666)
Proceeds from sales of mining operations and other assets, net	2,811	560	—
Proceeds from sales of investments	986	21	234
Return of investment from equity method investees	62	56	36
Contributions to equity method investees	(59)	(96)	(108)
Purchases of investments	(14)	(66)	(551)
Maturities of investments	—	28	1,363
Acquisitions, net (1)	—	—	668
Other	(145)	44	22
Net cash provided by (used in) investing activities of continuing operations	606	(2,855)	(1,002)
Net cash provided by (used in) investing activities of discontinued operations	—	153	—
Net cash provided by (used in) investing activities	606	(2,702)	(1,002)

Financing activities:
Repayment of debt	(3,430)	(3,860)	—
Repurchases of common stock	(2,303)	(1,246)	—
Dividends paid to common stockholders	(1,106)	(1,145)	(1,415)
Distributions to noncontrolling interests	(217)	(161)	(150)
Funding from noncontrolling interests	133	115	138
Payments on lease and other financing obligations	(95)	(87)	(67)
Payments for withholding of employee taxes related to stock-based compensation	(23)	(14)	(25)
Proceeds from issuance of debt, net	—	3,476	—
Other	1	(31)	(84)
Net cash provided by (used in) financing activities	(7,040)	(2,953)	(1,603)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(20)	(2)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	3,896	688	156
Less: Cash and restricted cash reclassified to assets held for sale (2)	138	(138)	—
Net change in cash, cash equivalents and restricted cash	4,034	550	156
Cash, cash equivalents and restricted cash at beginning of period	3,650	3,100	2,944
Cash, cash equivalents and restricted cash at end of period	$7,684	$3,650	$3,100

NEWMONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,647	$3,619	$3,002
Restricted cash included in Other current assets	3	1	11
Restricted cash included in Other non-current assets	34	30	87
Total cash, cash equivalents and restricted cash	$7,684	$3,650	$3,100

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$233	$317	$228
____________________________
(1)Acquisitions, net is related to the cash acquired in the Newcrest transaction for the year ended December 31, 2023. Refer to Note 3 for additional information.
(2)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, at December 31, 2024 the related assets, including $45 of Cash and cash equivalents and $93 of restricted cash, included in Other current assets and Other non-current assets, were reclassified to Assets held for sale. At December 31, 2025, no amounts relating to Cash and cash equivalents and restricted cash remained in Assets held for sale. Refer to Note 3 for additional information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in millions, except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	799	$1,279	(6)	$(239)	$17,369	$29	$916	$179	$19,533
Net income (loss)	—	—	—	—	—	—	(2,494)	27	(2,467)
Other comprehensive income (loss)	—	—	—	—	—	(15)	—	—	(15)
Shares issued for the Newcrest transaction	358	572	—	—	12,977	—	—	—	13,549
Dividends declared (1)	—	—	—	—	—	—	(1,418)	—	(1,418)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(156)	(156)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	128	128
Withholding of employee taxes related to stock-based compensation	—	—	(1)	(25)	—	—	—	—	(25)
Stock-based awards and related share issuances	2	3	—	—	73	—	—	—	76
Balance at December 31, 2023	1,159	1,854	(7)	(264)	30,419	14	(2,996)	178	29,205
Net income (loss)	—	—	—	—	—	—	3,348	33	3,381
Other comprehensive income (loss)	—	—	—	—	—	(109)	—	—	(109)
Dividends declared (1)	—	—	—	—	—	—	(1,148)	—	(1,148)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(156)	(156)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	126	126
Repurchase and retirement of common stock	(26)	(42)	—	—	(693)	—	(524)	—	(1,259)
Withholding of employee taxes related to stock-based compensation	—	—	—	(14)	—	—	—	—	(14)
Stock-based awards and related share issuances	1	1	—	—	82	—	—	—	83
Balance at December 31, 2024	1,134	1,813	(7)	(278)	29,808	(95)	(1,320)	181	30,109
Net income (loss)	—	—	—	—	—	—	7,085	82	7,167
Other comprehensive income (loss)	—	—	—	—	—	232	—	—	232
Dividends declared (1)	—	—	—	—	—	—	(1,108)	—	(1,108)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(217)	(217)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	129	129
Repurchase and retirement of common stock (2)(3)	(39)	(63)	—	—	(1,037)	—	(1,226)	—	(2,326)
Withholding of employee taxes related to stock-based compensation	—	—	—	(23)	—	—	—	—	(23)
Stock-based awards and related share issuances	1	3	—	—	76	—	—	—	79
Balance at December 31, 2025	1,096	$1,753	(7)	$(301)	$28,847	$137	$3,431	$175	$34,042
____________________________
(1)Cash dividends paid per common share was $1.00, $1.00 and $1.60 for 2025, 2024 and 2023, respectively. Dividends declared and dividends paid to common stockholders differ by $2, $3, and $3 for 2025, 2024 and 2023, respectively, due to timing.
(2)As of December 31, 2025, the Company has accrued for excise tax on share repurchases of $23, included in Other non-current liabilities.
(3)An additional $75 of common stock was repurchased and retired subsequent to December 31, 2025 through the date of filing.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     THE COMPANY
Newmont Corporation and its affiliates and subsidiaries (collectively, “Newmont,” “we,” “us” or the “Company”) predominantly operate in the mining industry, focused on the production of and exploration for gold properties, some of which may contain copper, silver, zinc, lead or other metals. The Company has significant operations and/or assets in the United States (“U.S.”), Papua New Guinea, Australia, Ghana, Suriname, Argentina, Dominican Republic, Chile, Peru, Ecuador, Mexico, and Canada. The cash flow and profitability of the Company’s operations are significantly affected by the market price of gold, copper, silver, lead, and zinc. The prices of gold, copper, silver, lead, and zinc are affected by numerous factors beyond the Company’s control.
Reportable Segments
In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the Ahafo South reportable segment up to the date of commercial production. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes. Refer to Note 4 for further information.
Divestiture of Non-core Assets
The Company completed the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025, and the sale of the Coffee development project in the fourth quarter of 2025. Refer to Note 3 for further information on the Company's divestitures.
Newcrest Transaction
On November 6, 2023, the Company completed its business combination transaction with Newcrest Mining Limited, a public Australian mining company limited by shares ("Newcrest"), whereby Newmont, through Newmont Overseas Holdings Pty Ltd, an Australian proprietary company limited by shares (“Newmont Sub”), acquired all of the ordinary shares of Newcrest in a fully stock transaction for total non-cash consideration of $13,549. Newcrest became a direct wholly owned subsidiary of Newmont Sub and an indirect wholly owned subsidiary of Newmont (such acquisition, the “Newcrest transaction”). The combined company continues to be traded on the New York Stock Exchange under the ticker NEM. The combined company is also listed on the Australian Securities Exchange under the ticker NEM and on the Papua New Guinea Securities Exchange under the ticker NEM. Refer to Note 3 for further information.
Noncontrolling Interests
Newmont has a 75% economic interest in Suriname Gold project C.V. (“Merian”), with the remaining interests held by Staatsolie Maatschappij Suriname N.V., a company wholly owned by the Republic of Suriname. Newmont consolidates Merian, through its wholly-owned subsidiary, Newmont Suriname LLC., in its Consolidated Financial Statements as the primary beneficiary of Merian, which is a variable interest entity. For the years ended December 31, 2025, 2024, and 2023, the Company recognized income of $82, $33, and $27, respectively, within Net loss (income) attributable to non-controlling interests related to Merian.
Discontinued Operations
Net income (loss) from discontinued operations included results related to the Batu Hijau and Elang contingent consideration assets obtained in connection with the sale of PT Newmont Nusa Tenggara in 2016. In the third quarter of 2024, the Company sold these contingent consideration assets for cash consideration of $153, resulting in a gain of $15 included in Net income (loss) from discontinued operations. Following this sale, the Company no longer has discontinued operations activity.
For the years ended December 31, 2024 and 2023, the Company recorded income of $68 and $27, net of a tax benefit (expense) of $31 and $(5), respectively, within Net income (loss) from discontinued operations. The Company received $45 and $9 for the years ended December 31, 2024 and 2023, respectively, related to discontinued operations.
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
The Company had previously extended the timeline of a full-funds decision for its Yanacocha Sulfides development project. The delay of the project was intended to focus funds on current operations and other capital commitments while management assessed execution and project options, up to and including transitioning the Yanacocha operations into full closure. During the year, the Company reassessed its strategy in Peru and is progressing mine closure activities while prioritizing other future development opportunities at Yanacocha ahead of any future re-evaluation of the Yanacocha Sulfides project, resulting in an indefinite deferral of the future development of this project and the impairment of the balances included in assets under construction and deferred mine development for the project. As of December 31, 2025, the Yanacocha operations have total long-lived assets of approximately $374, inclusive of $78 of assets under construction related to the estimated sales value of project equipment. Refer to Note 7 for additional information on this impairment charge.
The Company continues to hold the Conga project in Peru. While the Company continues to evaluate its strategy and global project pipeline potential, particularly in Peru, the Company does not currently anticipate developing Conga in the next ten years, while it remains a part of its long-term development project pipeline; consistent with prior years, the Conga project remained temporarily idled in care and maintenance during 2025. Should the Company be unable to develop the Conga project or conclude that future development is not in the best interest of the business, the Company may consider other alternatives for the project, which may result in a future impairment charge for the remaining assets. The total assets at Conga were $883 and $892 at December 31, 2025 and 2024.
The Company's global operations also expose it to foreign currency exchange rates which can increase or decrease profits to the extent costs are paid in foreign currencies, including the Papua New Guinean kina, Australian dollar, the Ghanaian cedi, the Surinamese dollar, the Argentine peso, the Peruvian sol, the Mexican peso, and the Canadian dollar.
The Cerro Negro mine is located in Argentina which is a hyperinflationary economy as of December 31, 2025. The Cerro Negro mine is a USD functional currency entity with the majority of the activity historically having been denominated in USD. As a result, the devaluation of the Argentine peso has resulted in an immaterial impact on the Company's financial statements. Therefore, future devaluation is not expected to have a material impact on the Company's financial statements. Argentina’s central bank has enacted a number of foreign currency controls in an effort to stabilize the local currency, including requiring the Company to convert USD proceeds from metal sales to local currency and restricting payments to foreign-related entities denominated in foreign currency, such as dividends or distributions to the parent and related companies. The Company continues to monitor the foreign currency exposure risk and the limitations of repatriating cash to the United States. Currently, these currency controls are not expected to impact the Company's ability to repay its debt obligations or declare dividends.
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
Assets Held for Sale
The Company classifies long-lived assets, or disposal groups comprising of assets and liabilities, as held for sale in the period in which the following six criteria are met, (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company ceases depreciation and amortization on long-lived assets (or disposal groups) classified as held for sale, and measures them at the lower of carrying value or estimated fair value less cost to sell.
In determining the fair value of the assets less costs to sell, the Company considers factors including current sales prices for comparable assets, discounted cash flow projections, third party valuations and indicative offer information, if applicable. The Company’s assumptions about fair value require significant judgment because the current market is sensitive to changes in economic conditions, as well as asset-specific considerations. The fair value of assets held for sale is estimated based on the current market conditions and assumptions made by management, which may differ from actual results and could result in future impairments if market conditions deteriorate.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
An impairment loss on the initial classification and subsequent measurement of an asset held for sale is recognized as an expense. Any subsequent increase in fair value less costs to sell (not exceeding the accumulated impairment loss that has been previously recognized) is recognized as a reversal of expense. Additional impairments may result as the Company continues to evaluate the fair value of assets held for sale and monitors market conditions and other economic factors.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Equity Method Investments
Management classifies investments at the acquisition date and re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The ability to exercise significant influence is typically presumed when the Company possesses 20% or more of the voting interests in the investee. The Company accounts for its investments in stock of other entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. To the extent that there is a basis difference between the amount invested and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. This basis difference is being amortized into Equity income (loss) of affiliates over the remaining estimated useful lives of the underlying tangible and intangible net assets. The Company from time to time will elect the fair value option to account for its equity method investments if the fair value option better reflects the economics of its investment. Equity method investments accounted for under the fair value option are remeasured periodically with any changes in fair value recorded in Change in fair value of investments and options. Equity method investments are included in Investments and income (loss) from the Company's equity method investments is recognized in Equity income (loss) of affiliates.
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
Distributions received are assessed under the cumulative earnings approach to determine if the receipt represents a return on capital or a return of capital. Return on capital distributions are recorded as an operating cash flow whereas return of capital distributions are recorded as an investing cash flow. Principal payments received on loans not treated as an in-substance capital contribution are accounted for as a reduction to the loan receivable and interest received is recorded as interest income.
The Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment. Declines in fair value that are deemed to be other-than-temporary are charged to Change in fair value of investments and options.
Marketable Equity, Debt, and Other Equity Securities
The Company has certain marketable equity and debt securities and other equity securities. Marketable equity securities are measured primarily at fair value with any changes in fair value recorded in Change in fair value of investments and options. Certain other equity securities are accounted for under the measurement alternative (cost less impairment, adjusted for any qualifying observable price changes) when fair value is not readily determinable. The Company accounts for its restricted marketable debt securities as available-for-sale securities. Unrealized gains and losses on available-for-sale investments, net of taxes, are reported as a component of Accumulated other comprehensive income (loss) in Total equity, unless an impairment is deemed to be credit-related. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet with a corresponding charge to Change in fair value of investments and options.
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
Generally, if a metal expected to be mined represents more than 10% to 20% of the life of mine sales value of all the metal expected to be mined, co-product accounting is applied. When the Company applies co-product accounting at an operation, revenue is recognized for each co-product metal sold, and shared costs applicable to sales are allocated based on the relative sales values of the co-product metals produced. Generally, if metal expected to be mined is less than the 10% to 20% of the life of mine sales value, by-product accounting is applied. Revenues from by-product sales, which are immaterial, are credited to Costs applicable to sales as a by-product credit. Silver, lead, and zinc are produced as co-products at Peñasquito; copper is produced as a co-product at Cadia, Boddington, and Red Chris. Aside from these co-product sales, copper and silver produced at other Newmont sites are by-product metals.
Gold Sales from Doré Production
The Company recognizes revenue for gold from doré production when it satisfies the performance obligation of transferring gold inventory to the customer, which generally occurs upon transfer of gold bullion credits as this is the point at which the customer obtains control and the ability to direct the use and obtains substantially all of the remaining benefits of ownership of the asset.
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
Stock-Based Compensation
The Company grants stock-based compensation awards to directors, executives and other eligible employees. Stock-based compensation awards currently issued and outstanding include RSUs, PSUs with a market-related condition, and PSUs with performance-related conditions. The market-related condition is based on the Company's total stockholder return relative to its peer group. The performance-related conditions include (i) representation of women on executive team, (ii) Scope 1 and 2 emission reductions related to key milestone projects, and (iii) return on capital employed.
The Company measures stock-based compensation awards at fair value on the date of the grant. The fair value of RSUs and PSUs with performance related conditions are based on the Newmont stock price on the date of grant. The fair value of PSUs with a market-related condition is determined using a Monte Carlo simulation model. Compensation expense related to all stock-based awards, including awards that cliff vest, is generally recognized on a straight-line basis over the requisite service period. For PSUs with performance-related conditions, the expense recognized may increase or decrease based on the probability that the performance conditions will be satisfied. The Company recognizes forfeitures as they occur. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee retirement eligibility dates, the Company's performance and related tax impacts.
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
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the 2025 presentation.
Recently Adopted Accounting Pronouncements and Securities and Exchange Commission Rules
Improvement to Income Tax Disclosures
In December 2023, ASU 2023-09 was issued, requiring disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a qualitative threshold. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis and included the required disclosures in Note 10. As this standard impacts presentation only, the adoption had no impact on the Company's financial position.
Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract
In September 2025, ASU 2025-07 was issued expanding the scope of contracts that are excluded from derivative accounting and clarifying the accounting for share-based noncash consideration in revenue contracts. The new guidance is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company early adopted ASU 2025-07 on a modified retrospective basis on December 31, 2025 and applied the derivative accounting amendment in this ASU to certain contingent consideration assets and liabilities; the share-based noncash consideration in revenue contracts amendment had no impact on the Company. The early adoption had no impact on the Company's financial position; refer to Note 14 for further information.
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
Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information presents consolidated results assuming the Newcrest transaction occurred on January 1, 2022.

December 31, 2023
Sales	$15,432
Net income (loss) attributable to Newmont stockholders (1)	$(1,991)
____________________________
(1)Includes $464 of Newcrest transaction and integration costs for the year ended December 31, 2023.
Divestitures
Based on a comprehensive review of the Company’s portfolio of assets following the Newcrest acquisition, the Company’s Board of Directors approved a portfolio optimization program to divest six non-core assets and a development project in February 2024. The non-core assets to be divested included Telfer, CC&V, Musselwhite, Éléonore, Porcupine, Akyem, and the Coffee development project in Canada. The Company presented these assets as held for sale in the first quarter of 2024 and recorded the assets at the lower of their carrying value or fair value, less costs to sell. These assets were periodically valued until sale occurred with any resulting gain or loss recognized in (Gain) loss on sale of assets held for sale.
The Company completed the sale of the assets of Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, the sale of the Porcupine and Akyem reportable segments in the second quarter 2025, and the sale of the Coffee development project in the fourth quarter of 2025 as part of its portfolio optimization program.
Gains or losses recognized on the completion of the sales are recognized in (Gain) loss on sale of assets held for sale. All sales agreements include transitional services support to be provided by the Company up to a one-year period following close. Gains and losses recognized on the completed sales during the years ended December 31, 2025 and 2024 are summarized in the table below; value of consideration received and indemnifications provided represent the value at the time of close.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Telfer (1)	CC&V	Musselwhite	Éléonore	Porcupine	Akyem	Coffee Project	Total
Cash received, net of working capital adjustments (2)	$217	$109	$799	$784	$201	$888	$10	$3,008
Deferred consideration received	61	154	14	—	107	84	65	485
Equity consideration	242	—	—	—	233	—	80	555
Option on equity consideration	(67)	—	—	—	—	—	—	(67)
Value of consideration received	453	263	813	784	541	972	155	3,981

Less: Carrying value of net assets divested	(613)	(196)	(794)	(612)	(513)	(270)	(161)	(3,159)
Less: Indemnification provided	—	(65)	—	—	—	(19)	—	(84)

Gain (loss) on completed sales (3)(4)	$(160)	$2	$19	$172	$28	$683	$(6)	$738
____________________________
(1)Closed during the year ended December 31, 2024; all other divestments closed during the year ended December 31, 2025.
(2)Certain working capital adjustments are to be finalized over a defined period from the close of sale. Any resulting revisions will be settled in cash, with an offsetting impact recognized in (Gain) loss on sale of assets held for sale. Adjustments are not expected to be material.
(3)Recognized in (Gain) loss on sale of assets held for sale.
(4)Since designation as held for sale in the first quarter of 2024: CC&V incurred a total net loss of $15, including a gain of $2 for the year ended December 31, 2025; Porcupine incurred a total net loss of $358, including a $76 loss reversal and $28 gain recognized in the first and second quarter of 2025, respectively, resulting in a total gain of $104 recognized for the year ended December 31, 2025; Coffee incurred a total net loss of $161, including a $65 loss reversal and $6 loss recognized in the first and second quarter of 2025, respectively, resulting in a total gain of $59 recognized for the year ended December 31, 2025. Total net losses for CC&V, Porcupine, and Coffee include prior period write-downs; no prior period write-downs were incurred for Musselwhite, Éléonore, or Akyem.
Telfer. Sale of the assets of the Telfer reportable segment, including its 70% interest in the Havieron development project and other related assets, to Greatland Gold plc ("Greatland") closed on December 4, 2024 (the "Telfer Sale"). The deferred consideration consists of deferred payments of up to $100 tied to future Havieron production and gold price over a five-year period. The deferred payments do not meet the definition of a derivative and are considered to be a financial asset and are included in Other non-current assets. The equity consideration consisted of 134 million Greatland Resources Limited ("GRL") shares accounted for as an equity method investment for which the Company elected the fair value option. The equity consideration contains an option in which a third party has the ability to acquire 67 million of the Company's Greatland shares at a set price exercisable for four years, accounted for as a financial liability for which the Company elected the fair value option ("Greatland option"). The fair value option was elected for the equity consideration and related option as the Company believes it best reflects the economics of the underlying transaction.
In the second quarter of 2025, the Company sold 67 million shares for $274, reducing its ownership to 10%, resulting in a gain of $68 recognized in Change in fair value of investments and options for the year ended December 31, 2025. The remaining shares held were accounted for as marketable equity securities at December 31, 2025 and are included in current Investments.
In January 2026, the third party exercised the Greatland option resulting in extinguishment of the financial liability and sale of the remaining shares for $134.
CC&V. Sale of the CC&V reportable segment to SSR Mining Inc. ("SSR") closed on February 28, 2025. The deferred consideration consists of $175 receivable in two installments of $87.5 upon certain regulatory approvals. The deferred payments do not meet the definition of a derivative asset and are considered to be a financial asset and are included in Other non-current assets. The indemnification consists of a guarantee in which the Company will indemnify SSR for 90% of certain closure costs over $500 related to the Company’s historical mining activities with no limitation to the maximum potential future payments. The Company has an opportunity to fully settle the indemnification at certain milestones through a one-time lump sum payment. The indemnification is included in Other non-current liabilities.
Musselwhite. Sale of the Musselwhite reportable segment to Orla Mining Ltd ("Orla") closed on February 28, 2025. The deferred consideration consists of $40 receivable in two installments of $20 on the first and second year anniversary of the close date, dependent on the average spot gold price over the respective period. The deferred payments meet the definition of a derivative asset and are included as contingent consideration in Other current assets and Other non-current assets, respectively.
Éléonore. Sale of the Éléonore reportable segment to Dhilmar Ltd closed on February 28, 2025.
Porcupine. Sale of the Porcupine reportable segment to Discovery Silver Corp. ("Discovery") closed on April 15, 2025. The deferred consideration consists of $150 to be received in four equal annual installments beginning December 31, 2027. The deferred consideration is classified as a note receivable and is included in Other non-current assets. The equity consideration consisted of Discovery shares, which were accounted for as marketable equity securities and fully divested in the third quarter of 2025.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Akyem. Sale of the Akyem reportable segment to Zijin Mining Group Co., Ltd ("Zijin") closed on April 15, 2025. The deferred consideration consisted of $100 receivable at the earlier of lease ratification or the fifth year anniversary of the close date. The deferred consideration did not meet the definition of a derivative asset and was considered a financial asset and included in Other non-current assets. The indemnification consisted of a guarantee in which the Company would have indemnified Zijin for losses from non-ratification of the lease by the Ghanaian Parliament, government actions stopping operations, or required renegotiations to secure ratification, with a cap of $200 and a 5-year claim period. In the third quarter of 2025, the lease was ratified resulting in receipt of the deferred consideration and removal of the indemnification obligation resulting in a gain of $35 recognized in (Gain) loss on sale of assets held for sale.
Coffee. Sale of the Coffee development project to Fuerte Metals Corporation ("Fuerte") closed on October 17, 2025. The deferred consideration consists of a royalty equal to 3% of the NSR from Coffee. The deferred consideration does not meet the definition of a derivative and is considered to be a financial asset and is included in Other non-current assets. The equity consideration consisted of 34 million Fuerte shares, which was accounted for as an equity method investment for which the Company elected the fair value option as the Company believed it best reflected the economics of the underlying transaction. In the fourth quarter of 2025, the Company sold a portion of its Fuerte shares reducing its ownership to 19%. The remaining shares held are accounted for as marketable equity securities at December 31, 2025 and are included in Investments.
For the year ended December 31, 2025 and 2024, (Gain) loss on sale of assets held for sale consistent of the following:

	Year Ended December 31,
	2025	2024
(Gain) loss on completed sales	$(898)	$160
(Reversal of write-downs) write-downs on assets classified as held for sale	(141)	699
Tax impact (1)	(46)	255
Other (2)	19	—
	$(1,066)	$1,114
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
(2)Primarily consists of the impact of finalization of certain working capital adjustments on completed sales, and certain costs incurred under the transitional services support agreements.
The following table presents the carrying value of the major classes of assets and liabilities held for sale by disposal group as of December 31, 2024, prior to recognition of the write-down of $699 for the year ended December 31, 2024. All disposal groups were divested as of December 31, 2025.

	CC&V	Musselwhite	Éléonore	Porcupine	Akyem	Coffee Project (1)	Total
Assets held for sale:
Property, plant and mine development, net	$170	$1,063	$785	$1,541	$559	$321	$4,439
Other assets	408	39	70	93	258	1	869
Carrying value of assets held for sale	$578	$1,102	$855	$1,634	$817	$322	$5,308

Liabilities held for sale:
Reclamation and remediation liabilities	$334	$82	$87	$563	$427	$3	$1,496
Other liabilities	37	257	71	223	91	2	681
Carrying value of liabilities held for sale	$371	$339	$158	$786	$518	$5	$2,177
____________________________
(1)The Coffee Project is included in the non-operating segment Corporate and Other in Note 4.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"), which is the Chief Executive Officer. The Company's 13 reportable segments consist of each of its 12 mining operations that it manages and its 38.5% proportionate interest in Nevada Gold Mines ("NGM"), which it does not directly manage. The reportable segments at December 31, 2025 exclude reportable segments that have been divested. Refer to Note 3 for further information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
With respect to NGM, Newmont has given notice to Barrick and the NGM Board of Managers that it has identified evidence of mismanagement at NGM, including diversion of resources from NGM to the benefit of Barrick’s wholly-owned property Fourmile and Barrick, and that it was exercising its contractual inspection and audit rights.
In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the Ahafo South reportable segment up to the date of commercial production. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The financial information relating to the Company’s segments is as follows:

Year Ended December 31, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir	$1,983	$755	$188	$13	$10	$18	$999	$5,805	$148
Cadia:
Gold	1,409	324	125
Copper	885	301	120
Total Cadia	2,294	625	245	5	13	47	1,359	6,646	597
Tanami	1,353	429	124	3	10	26	761	2,734	571
Boddington:
Gold	1,988	685	128
Copper	258	127	24
Total Boddington	2,246	812	152	16	5	27	1,234	2,499	145
Ahafo South (3)	2,266	825	185	7	48	(9)	1,210	1,602	168
Ahafo North (3)	242	31	10	—	7	(29)	223	1,191	321
Merian	846	373	76	5	39	—	353	927	58
Cerro Negro	691	312	124	6	25	24	200	1,868	150
Yanacocha	1,804	411	113	(13)	12	784	497	2,322	21
Peñasquito:
Gold	1,492	389	161
Silver	1,080	334	131
Lead	183	116	46
Zinc	664	423	152
Total Peñasquito	3,419	1,262	490	22	17	61	1,567	4,744	123
Red Chris
Gold	218	82	24
Copper	295	169	50
Total Red Chris	513	251	74	9	11	1	167	2,668	157
Brucejack	824	344	182	5	19	7	267	2,630	104
Non-managed
NGM	3,560	1,343	478	12	21	9	1,697	7,486	387
Total Reportable Segments	22,041	7,773	2,441	90	237	966	10,534	43,122	2,950
Corporate and Other (4)	—	—	74	144	169	(48)	(339)	13,999	23
Divested (5)
CC&V	88	39	2	2	—	(3)	48	—	5
Musselwhite	94	33	—	1	—	(18)	78	—	14
Porcupine	177	79	1	6	1	20	70	—	54
Éléonore	138	54	—	1	2	(171)	252	—	12
Akyem	131	107	3	5	—	(683)	699	—	9
Consolidated	$22,669	$8,085	$2,521	$249	$409	$63	$11,342	$57,121	$3,067
____________________________
(1)Other Segment Expenses (Income) for all reportable segments includes (Gain) loss on sale of assets held for sale, Impairment charges, Other expense, net, and Other income (loss), net. Refer to Notes 3, 7, 8, and 9, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other.
(2)Includes an increase in non-cash adjustments of $32, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $3,035.
(3)In the fourth quarter of 2025, the Ahafo North development project achieved commercial production resulting in designation as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the Ahafo South reportable segment. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes.
(4)Included the Coffee development project, which was divested in the fourth quarter of 2025. Refer to Note 3 for information on the Company's divestitures.
(5)Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Year Ended December 31, 2024	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir	$1,473	$787	$168	$12	$16	$21	$469	$5,625	$193
Cadia
Gold	1,118	297	119
Copper	743	280	123
Total Cadia	1,861	577	242	5	19	(23)	1,041	6,208	537
Tanami	988	390	123	2	28	(19)	464	2,236	437
Boddington:
Gold	1,417	613	112
Copper	329	204	39
Total Boddington	1,746	817	151	13	4	(23)	784	2,420	129
Ahafo South (3)	1,923	722	215	8	32	(38)	984	2,674	127
Ahafo North (3)	—	—	—	—	9	—	(9)	751	255
Merian	660	401	84	4	21	(1)	151	943	81
Cerro Negro	566	312	123	5	19	13	94	1,787	186
Yanacocha	841	353	98	55	9	2	324	1,932	61
Peñasquito:
Gold	713	225	103
Silver	792	360	159
Lead	195	116	52
Zinc	622	427	162
Total Peñasquito	2,322	1,128	476	20	13	43	642	4,879	129
Red Chris
Gold	96	47	14
Copper	229	172	52
Total Red Chris	325	219	66	7	13	(2)	22	2,580	150
Brucejack	610	312	172	5	13	—	108	2,660	70
Non-managed
NGM	2,485	1,263	428	11	23	32	728	7,430	448
Held for sale (4)
CC&V	347	200	13	11	7	19	97	561	26
Musselwhite	516	224	18	3	6	—	265	1,102	97
Porcupine	673	310	36	27	6	633	(339)	1,172	201
Éléonore	583	325	21	4	11	(2)	224	855	100
Akyem	495	338	57	14	5	(5)	86	817	24
Total Reportable Segments	18,414	8,678	2,491	206	254	650	6,135	46,632	3,251
Corporate and Other	—	—	68	109	195	967	(1,339)	9,717	22
Divested (4)
Telfer
Gold	242	245	14
Copper	26	40	3
Total Telfer	268	285	17	13	14	158	(219)	—	51
Consolidated	$18,682	$8,963	$2,576	$328	$463	$1,775	$4,577	$56,349	$3,324
____________________________
(1)Other Segment Expenses (Income) for all reportable segments includes (Gain) loss on sale of assets held for sale, Impairment charges, Other expense, net, and Other income (loss), net. Refer to Notes 3, 7, 8, and 9, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest which are primarily incurred at the non-operating segment Corporate and Other.
(2)Includes a decrease in non-cash adjustments of $78, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $3,402.
(3)In the fourth quarter of 2025, the Ahafo North development project achieved commercial production resulting in designation as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the Ahafo South reportable segment. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
(4)Refer to Note 3 for information on the Company's divestitures.

Year Ended December 31, 2023	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir (3)	$266	$146	$20	$—	$2	$5	$93	$3,909	$53
Cadia: (3)
Gold	250	129	16
Copper	172	116	14
Total Cadia	422	245	30	—	2	(13)	158	6,351	75
Tanami	867	337	110	2	30	(19)	407	1,896	413
Boddington:
Gold	1,451	634	108
Copper	363	204	35
Total Boddington	1,814	838	143	12	6	4	811	2,376	164
Telfer: (3)
Gold	135	126	6
Copper	17	22	1
Total Telfer	152	148	7	1	4	2	(10)	574	9
Ahafo South (4)	1,130	547	181	7	31	(14)	378	2,307	139
Ahafo North (4)	—	—	—	—	9	—	(9)	516	171
Akyem	574	275	122	12	19	(5)	151	1,069	40
Merian	625	385	82	3	23	10	122	927	84
Cerro Negro	510	328	137	4	10	16	15	1,646	162
Porcupine	503	301	117	18	17	5	45	1,473	166
Éléonore	453	295	101	3	10	247	(203)	777	106
Yanacocha	537	294	85	1,232	11	(15)	(1,070)	2,117	312
Musselwhite	351	214	80	3	10	298	(254)	1,018	104
Peñasquito: (5)
Gold	257	158	67
Silver	335	300	134
Lead	96	98	45
Zinc	213	253	105
Total Peñasquito	901	809	351	18	11	1,523	(1,811)	4,738	113
CC&V	332	198	23	12	13	4	82	383	64
Red Chris: (3)
Gold	9	4	1
Copper	23	17	3
Total Red Chris	32	21	4	—	—	(1)	8	2,178	25
Brucejack (3)	72	69	22	—	7	—	(26)	4,006	22
Non-managed
NGM	2,271	1,249	452	11	29	98	432	7,401	472
Total Reportable Segments	11,812	6,699	2,067	1,338	244	2,145	(681)	45,662	2,694
Corporate and Other	—	—	41	195	221	893	(1,350)	9,844	51
Consolidated	$11,812	$6,699	$2,108	$1,533	$465	$3,038	$(2,031)	$55,506	$2,745
____________________________
(1)Other Segment Expenses (Income) for all reportable segments includes Impairment charges, Other expense, net, and Other income (loss), net. Refer to Notes 7, 8, and 9, respectively, for more information. Additionally, Other Segment Expenses (Income) includes General and administrative, Change in fair value of investments and options, and Interest expense, net of capitalized interest which are primarily incurred at the non-operating segment Corporate and Other.
(2)Includes an increase in non-cash adjustments of $79, primarily comprised of the change in accrued capital expenditures. Consolidated capital expenditures on a cash basis were $2,666.
(3)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(4)In the fourth quarter of 2025, the Ahafo North development project achieved commercial production resulting in designation as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Ahafo South reportable segment. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes.
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
Long-lived assets, which consist of Property, plant and mine development, net, non-current Stockpiles and ore on leach pads, and non-current right-of-use assets, included in Other non-current assets, were as follows:

	At December 31,
	2025	2024
Australia	$10,393	$9,490
United States (1)	6,566	7,125
Canada (1)	4,625	8,358
Papua New Guinea	4,614	4,514
Mexico	3,606	3,822
Ghana (1)	2,406	2,755
Argentina	1,604	1,582
Peru	1,269	2,203
Suriname	702	726
Other	18	27
	$35,803	$40,602
____________________________
(1)Canada, United States, and Ghana include $3,723, $434, and $565, respectively, of long-lived assets included in Assets held for sale at December 31, 2024. Refer to Note 3 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following tables present the Company’s Sales by mining operation, product and inventory type:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Gold Doré	Concentrate and Other	Total Sales	Gold Doré	Concentrate and Other	Total Sales	Gold Doré	Concentrate and Other	Total Sales
Managed
Lihir (1)	$1,983	$—	$1,983	$1,473	$—	$1,473	$266	$—	$266
Cadia: (1)
Gold	150	1,259	1,409	126	992	1,118	28	222	250
Copper	—	885	885	—	743	743	—	172	172
Total Cadia	150	2,144	2,294	126	1,735	1,861	28	394	422
Tanami	1,353	—	1,353	988	—	988	867	—	867
Boddington:
Gold	488	1,500	1,988	353	1,064	1,417	359	1,092	1,451
Copper	—	258	258	—	329	329	—	363	363
Total Boddington	488	1,758	2,246	353	1,393	1,746	359	1,455	1,814
Ahafo South	2,266	—	2,266	1,923	—	1,923	1,130	—	1,130
Ahafo North (2)	242	—	242	—	—	—	—	—	—
Merian	821	25	846	638	22	660	600	25	625
Cerro Negro	691	—	691	566	—	566	510	—	510
Yanacocha	1,781	23	1,804	833	8	841	526	11	537
Peñasquito:
Gold	—	1,492	1,492	—	713	713	36	221	257
Silver (3)	—	1,080	1,080	—	792	792	—	335	335
Lead	—	183	183	—	195	195	—	96	96
Zinc	—	664	664	—	622	622	—	213	213
Total Peñasquito	—	3,419	3,419	—	2,322	2,322	36	865	901
Red Chris: (1)
Gold	—	218	218	—	96	96	—	9	9
Copper	—	295	295	—	229	229	—	23	23
Total Red Chris	—	513	513	—	325	325	—	32	32
Brucejack (1)	540	284	824	415	195	610	48	24	72
Non-managed
NGM (4)	3,387	173	3,560	2,336	149	2,485	2,178	93	2,271
Divested (5)
CC&V	88	—	88	347	—	347	332	—	332
Musselwhite	94	—	94	516	—	516	351	—	351
Porcupine	177	—	177	673	—	673	503	—	503
Éléonore	138	—	138	583	—	583	453	—	453
Akyem	131	—	131	495	—	495	574	—	574
Telfer: (1)
Gold	—	—	—	47	195	242	20	115	135
Copper	—	—	—	—	26	26	—	17	17
Total Telfer	—	—	—	47	221	268	20	132	152
Consolidated	$14,330	$8,339	$22,669	$12,312	$6,370	$18,682	$8,781	$3,031	$11,812
____________________________
(1)Sites acquired through the Newcrest transaction. Refer to Note 3 for further information.
(2)In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment.
(3)Silver sales from concentrate includes $84, $91, and $42 related to non-cash amortization of the silver streaming agreement liability for the years ended December 31, 2025, 2024, and 2023, respectively.
(4)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $3,410, $2,338, and $2,174 for the years ended December 31, 2025, 2024, and 2023, respectively.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
(5)The Company completed the sale of Telfer in the fourth quarter of 2024, CC&V, Musselwhite, and Éléonore in the first quarter of 2025, and Porcupine and Akyem in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.
Trade Receivables and Provisional Sales
At December 31, 2025 and December 31, 2024, Trade receivables primarily consisted of sales from provisionally priced concentrate and other production. Changes in pricing on provisional sales resulted in an increase to Sales of $572, $125, and $37 for the years ended December 31, 2025, 2024, and 2023, respectively.
At December 31, 2025, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)
Gold (ounces, in thousands)	141	$4,332
Copper (pounds, in millions)	66	$5.65
Silver (ounces, in millions)	7	$70.31
Lead (pounds, in millions)	48	$0.90
Zinc (pounds, in millions)	84	$1.41
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized in Costs applicable to sales.
Silver Streaming Agreement
The Company is obligated to sell 25% of silver production from the Peñasquito mine to Wheaton Precious Metals Corporation at the lesser of market price or a fixed contract price, subject to an annual inflation adjustment of up to 1.65%. This agreement contains off-market terms and was initially recognized at its acquisition date fair value as a finite-lived intangible liability. The current and non-current portion are recorded to Other current liabilities and Silver streaming agreement, respectively. The Company’s policy is to amortize the liability into Sales each period using the units-of-production method. During the years ended December 31, 2025, 2024, and 2023, the Company amortized $84, $91, and $42, respectively, of the liability into revenue. At December 31, 2025 and 2024, the value of the liability included in the Consolidated Balance Sheet was $691 and $775, respectively.
Revenue by Geographic Area
Newmont primarily conducts metal sales in U.S. dollars, and therefore Sales are not exposed to fluctuations in foreign currencies. Revenues from sales attributed to countries based on the location of the customer were as follows:

	Year Ended December 31,
	2025	2024	2023
United Kingdom (1)	$13,068	$10,966	$7,637
South Korea	3,196	1,956	975
Japan	2,002	1,920	512
China	1,411	318	102
Australia	803	409	376
Mexico	639	600	240
Switzerland	89	638	600
Philippines	82	709	451
United States	—	2	48
Other	1,379	1,164	871
	$22,669	$18,682	$11,812
____________________________
(1)Includes $84, $91, and $42 related to non-cash amortization of the silver streaming agreement liability for the years ended December 31, 2025, 2024, and 2023, respectively.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Customers with revenue in excess of 10% of total Sales consisted of the following:

	Year Ended December 31,
	2025		2024		2023
Standard Chartered	$6,009	27%	$4,833	26%	$1,659	14%
JPMorgan Chase	$2,499	11%	$2,317	12%	$2,583	22%
Royal Bank of Canada	*	*	$1,897	10%	$1,765	15%
Toronto Dominion Bank	*	*	*	*	$1,630	14%
____________________________
*Sales during the year did not meet the 10% disaggregation threshold.
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
The Company’s Reclamation and remediation expense consisted of:

	Year Ended December 31,
	2025	2024	2023
Reclamation adjustments and other	$(172)	$(108)	$1,207
Reclamation accretion	307	365	238
Reclamation expense	135	257	1,445

Remediation adjustments and other	107	64	81
Remediation accretion	7	7	7
Remediation expense	114	71	88
Reclamation and remediation	$249	$328	$1,533
In 2025 and 2024, reclamation adjustments were primarily due to a $192 and a $136 decrease, respectively, at portions of the Yanacocha site that are no longer in production and with no expected substantive economic value (i.e., non-operating) as a result of updated cost estimates. In 2023, reclamation adjustments were primarily due to increased water management costs at non-operating portions of the Yanacocha site, which resulted in an increase of $1,101.
In 2025, remediation adjustments were primarily related to higher water management costs and project execution delays at the Midnite Mine, updated regulatory compliance requirements at Mt. Leyshon, and various other environmental projects at non-operating sites, all of which are included in the non-operating segment Corporate and Other. In 2024, remediation adjustments were primarily due to the completion of haul road safety enhancements, continued clean up of contaminated materials, and closure of the three mine portals at the Ross Adams mine, included in the non-operating segment Corporate and Other. In 2023, remediation adjustments are primarily due to higher water management costs and project execution delays at the Midnite mine and Dawn mill sites, included in the non-operating segment Corporate and Other.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation	Remediation	Total
Balance at January 1, 2024	$8,385	$401	$8,786
Additions, changes in estimates and other	41	44	85
Acquisitions and divestitures (1)	71	—	71
Payments, net	(351)	(82)	(433)
Accretion expense	365	7	372
Reclassification to Liabilities held for sale	(1,496)	—	(1,496)
Balance at December 31, 2024	7,015	370	7,385
Additions, changes in estimates and other (2)	223	84	307
Acquisitions and divestitures	(13)	—	(13)
Payments, net	(732)	(71)	(803)
Accretion expense	307	7	314
Balance at December 31, 2025	$6,800	$390	$7,190

	At December 31,
	2025			2024
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (3)	$829	$64	$893	$928	$63	$991
Non-current (4)	5,971	326	6,297	6,087	307	6,394
Total (5)	$6,800	$390	$7,190	$7,015	$370	$7,385
____________________________
(1)During 2024, measurement period adjustments of $349 increased Reclamation and remediation liabilities from refinements to the preliminary valuation of the Newcrest sites. These adjustments were partially offset by $278 as a result of the sale of the assets of the Telfer reportable segment in the fourth quarter of 2024.
(2)Reclamation adjustments during 2025 primarily relate to increased cost estimates at Peñasquito resulting from updated risk assessments and the identification of additional uncertainties regarding long-term tailings storage facility embankment stability, partially offset by a reduction in cost estimates at Yanacocha following the completion of several closure related studies.
(3)The current portion of reclamation and remediation liabilities are included in Other current liabilities; refer to Note 22 for further information.
(4)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(5)Total reclamation liabilities includes $3,906 and $4,546 related to Yanacocha at December 31, 2025 and 2024, respectively.
The Company is also involved in several matters concerning environmental remediation obligations associated with former, primarily historic, mining activities. Generally, these matters concern developing and implementing remediation plans at the various sites involved. Depending upon the ultimate resolution of these matters, the Company believes that it is reasonably possible that the liability for these matters could be as much as 50% greater or 10% lower than the amount accrued at December 31, 2025. The amounts accrued are reviewed periodically based upon facts and circumstances available at the time. Changes in estimates are included in Other current liabilities and Reclamation and remediation liabilities in the period estimates are revised.
Included in Assets held for sale at December 31, 2024 is $93 of restricted cash held for purposes of settling reclamation and remediation obligations at Akyem.
Included in Other non-current assets at December 31, 2025 and 2024 are $33 and $29 respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2025 and 2024 primarily relate to Ahafo South and San Jose Reservoir at Yanacocha.
Included in Other non-current assets at December 31, 2025 and 2024 was $13 and $15, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations. The amounts at December 31, 2025 and 2024 primarily relate to the San Jose Reservoir at Yanacocha.
Refer to Note 24 for further discussion of reclamation and remediation matters.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 7     IMPAIRMENT CHARGES

	Year Ended December 31,
	2025	2024	2023
	Long-lived and other assets (1)	Long-lived and other assets (1)	Long-lived and other assets (1)	Goodwill	Total
Yanacocha	$770	$2	$—	$—	$—
NGM (2)	4	25	75	11	86
Peñasquito	1	19	21	1,210	1,231
Other (3)	67	32	35	539	574
Impairment charges	$842	$78	$131	$1,760	$1,891
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
(3)Consists of impairment on goodwill at Musselwhite and Éléonore for the year ended December 31, 2023; refer below for further information.
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
Impairment of Long-lived and Other Assets
The Company reviews and evaluates its long-lived assets, including development projects, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the fourth quarter of 2025, the Company (i) removed the Yanacocha Sulfides development project from its updated life of mine business plan based on the ongoing evaluation of its global portfolio of development projects and prioritization of project sequencing, (ii) downgraded the Yanacocha Sulfides project reserves to resources as a result of dated technical and capital estimates for the tailings storage solution and other design considerations for the project, (iii) executed sales transactions as part of an ongoing plan to market and sell the project equipment to third-party buyers, (iv) initiated a Company severance program with its employees at the Yanacocha operations that contemplates a wind-down of mining operations as oxide ore mining is depleted, and (v) is progressing mine closure activities for the non-operating areas of the Yanacocha operation, as well as prioritizing other future development opportunities at Yanacocha ahead of any future re-evaluation of the Yanacocha Sulfides development project, among other considerations. These actions, taken as a result of a change in strategic direction for the Company's operations in Peru and at Yanacocha, have resulted in an indefinite deferral of the future development of this project, and accordingly, the Company considers the project, as previously contemplated, no longer temporarily idled and that an impairment indicator existed for the project. As a result, a recoverability test was performed and the Company concluded the assets related to the project were impaired resulting in a non-cash impairment charge of $770, inclusive of working capital assets related to the project. The remaining balance of $78 within Property, plant and mine development, net at December 31, 2025 represents the expected salvage value of the equipment to be sold.
The Company measured the impairment by estimating the fair value of the Yanacocha Sulfides project equipment available for sale compared to the carrying value of the project assets, which included assets under construction and deferred mine development related to an underground deposit that was part of the project expenditures. The estimated fair value was determined using a market-based approach and is considered a non-recurring level 3 fair value measurement. The significant input to the fair value measurement included an estimated recoverability percentage of the original purchase order value of the equipment expected to be realized upon sale, which was based on completed sales to date.
Impairment of Goodwill
The Company evaluates its goodwill for impairment annually at December 31 or when events or changes in circumstances indicate that the fair value of a reporting unit is less than its carrying value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing. Based on the December 31, 2025 and December 31, 2024 reviews, the Company concluded that Goodwill was not impaired at any of the reporting units.
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
NOTE 8     OTHER EXPENSE, NET

	Year Ended December 31,
	2025	2024	2023
Restructuring and severance	$186	$38	$24
Settlement costs	2	44	7
Newcrest transaction and integration costs	—	72	464
Other	98	37	22
Other expense, net	$286	$191	$517
Restructuring and severance
Beginning in the third quarter of 2025, management committed to a strategic plan designed to reduce operating costs and advance the Company’s ongoing commitment to profitability, which included streamlining its organizational structure and a reduction of the Company’s workforce and office space in certain markets.
During the year ended December 31, 2025, restructuring and severance primarily consists of expenditures for severance related to workforce reductions, costs related to closing certain office locations, and related consulting charges. The majority of the cash expenditures related to the plan were made in the fourth quarter or are expected to be paid in early 2026, with the remainder to be paid by the first quarter of 2027. Estimates are based on a number of assumptions, including compliance with local legal requirements across jurisdictions. Actual costs and timing may vary from current estimates as the Company continues to assess the full scope of the impact arising from, or related to, the workforce reduction and operating model changes.
NOTE 9     OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2025	2024	2023
Interest income	$214	$152	$148
Foreign currency exchange	(137)	101	(56)
(Loss) gain on debt extinguishment (Note 20)	(101)	32	—
(Loss) gain on asset and investment sales (1)	(20)	35	(197)
Pension settlements and curtailments (Note 11)	—	(1)	(9)
Other	50	44	73
Other income (loss), net	$6	$363	$(41)
____________________________
(1)Primarily consists of the loss of $235 related to the abandonment of the pyrite leach plant at Peñasquito for the year ended December 31, 2023.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 10     INCOME AND MINING TAXES
The Company’s Income and mining tax benefit (expense) consisted of:

	Year Ended December 31,
	2025	2024	2023
Current:
United States	$(157)	$(93)	$(20)
Foreign	(3,048)	(1,224)	(610)
	(3,205)	(1,317)	(630)
Deferred:
United States	(96)	(157)	62
Foreign	(1,295)	77	42
	(1,391)	(80)	104
Income and mining tax benefit (expense)	$(4,596)	$(1,397)	$(526)
The Company’s Income (loss) before income and mining tax and other items is attributable to the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
United States	$1,527	$536	$111
Foreign	9,815	4,041	(2,142)
Income (loss) before income and mining tax and other items	$11,342	$4,577	$(2,031)
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year Ended December 31, (1)
	2025		2024		2023
Income (loss) before income and mining tax and other items		$11,342		$4,577		$(2,031)

U.S. Federal statutory tax rate	21%	$(2,382)	21%	$(961)	21%	$427

Reconciling items:
Domestic state and local income taxes, net of federal income tax effect (2)	1%	(78)	1%	(35)	(1)%	(25)
Domestic federal:
Tax Credits	—%	—	(1)%	37	1%	19
Nontaxable and nondeductible items:
Percentage depletion	(1)%	83	(1)%	63	4%	72
Other nontaxable and nondeductible items	1%	(76)	—%	(3)	(1)%	(14)
Cross-border tax laws	—%	(17)	—%	(21)	—%	(10)
Changes in valuation allowance	—%	18	(1)%	34	9%	192
Impact of Transactions	(2)%	278	3%	(157)	—%	—
Impact of Foreign Tax Credit and U.S. Capital Losses Expiration	—%	—	—%	—	(10)%	(195)
Other	—%	9	1%	(53)	—%	—
Worldwide changes in unrecognized tax benefits	—%	(1)	(1)%	63	1%	28
Foreign tax effects:
Argentina:
Tax impact of foreign exchange	(1)%	65	2%	(93)	2%	34
Changes in valuation allowance	—%	(28)	(2)%	94	(3)%	(56)
Other	—%	(15)	1%	(36)	—%	7
Australia:
Northern Territory Mineral Royalty	1%	(127)	2%	(79)	(3)%	(62)
Changes in valuation allowance	(1)%	60	1%	(24)	1%	30
Other	—%	(19)	(1)%	30	—%	(4)
Rate differential for foreign earnings indefinitely reinvested	4%	(304)	3%	(157)	(10)%	(195)
Canada:
Mining and other taxes (net of associated federal benefit)	—%	(46)	2%	(92)	—%	(2)

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Tax impact of foreign exchange	—%	(25)	(2)%	73	(2)%	(36)
Rate differential for foreign earnings indefinitely reinvested	—%	(51)	—%	9	1%	27
Changes in valuation allowance	1%	(69)	(4)%	182	(1)%	(26)
Goodwill impairment	—%	—	—%	—	(7)%	(135)
Other	1%	(91)	(1)%	39	—%	—
Ghana: (3)
Rate differential for foreign earnings indefinitely reinvested	1%	(158)	3%	(115)	(3)%	(55)
Transactions	1%	(168)	—%	—	—%	—
Permanent Assertion Removal	1%	(165)	—%	—	—%	—
Other	1%	(74)	1%	(27)	(1)%	(11)
Mexico:
Tax impact of foreign exchange	—%	52	(1)%	57	—%	(1)
Mining Tax	1%	(126)	—%	(12)	—%	8
Rate differential for foreign earnings indefinitely reinvested	1%	(135)	1%	(54)	8%	162
Changes in valuation allowance	1%	(57)	—%	18	(2)%	(34)
Goodwill impairment	—%	—	—%	—	(18)%	(363)
Prior period adjustment	—%	—	—%	—	(1)%	(27)
Other	—%	(10)	1%	(37)	1%	(11)
PNG:
Permanent Assertion Removal	4%	(384)	—%	—	—%	—
Other	1%	(134)	1%	(48)	—%	(8)
Peru:
Rate differential for foreign earnings indefinitely reinvested	—%	(40)	1%	(30)	4%	91
Changes in valuation allowance	2%	(282)	—%	13	(16)%	(329)
Other	1%	(64)	1%	(37)	—%	(4)
Other foreign jurisdictions:
Rate differential for foreign earnings indefinitely reinvested	—%	—	—%	1	—%	2
Other	—%	(35)	—%	(39)	—%	(22)
Income and mining tax benefit (expense)	40%	$(4,596)	31%	$(1,397)	(26)%	$(526)
____________________________
(1)Percentages presented may not recalculate due to rounding.
(2)State taxes are comprised entirely of Nevada Net Proceeds Tax, net of federal benefit.
(3)Pursuant to the expiration of the Financial and Tax Stability Periods established by the Revised Investment Agreement in Ghana on December 31, 2025, the statutory tax rate for the Ahafo operations increased to 35% from 32.5%. The deferred balances were adjusted for the change to the tax rate and a $20 tax expense was recorded.
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
In the U.S., capital losses may be carried forward five years to offset capital gains. Capital loss carryforwards of $—, $222, and $—, expired in 2025, 2024 and 2023, respectively. The Company carries a full valuation allowance on U.S. capital losses.
In 2025, 2024, and 2023, the U.S. had foreign tax credits of $—, $—, and $193, respectively, expire.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Components of the Company's deferred income tax assets (liabilities) are as follows:

	At December 31,
	2025	2024
Deferred income tax assets:
Property, plant and mine development	$1,257	$887
Inventory	100	132
Reclamation and remediation	2,246	2,077
Net operating losses, capital losses and tax credits	2,217	2,297
Employee-related benefits	50	24
Derivative instruments and unrealized loss on investments	10	79
Foreign exchange and financing obligations	90	58
Silver streaming agreement	203	253
Other	546	555
	6,719	6,362
Valuation allowances	(4,782)	(4,363)
	1,937	1,999
Deferred income tax liabilities:
Property, plant and mine development	(4,320)	(3,749)
Inventory	(228)	(132)
Investment in partnerships and subsidiaries	(1,192)	(582)
Other	(197)	(232)
	(5,937)	(4,695)
Net deferred income tax assets (liabilities)	$(4,000)	$(2,696)
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
During 2025, the Company recorded an increase to the valuation allowance of $295 and a corresponding tax expense, primarily driven by increases in the net deferred tax assets in Argentina and Peru, the valuation allowance on Canada's capital loss, offset by the release associated with the utilization of capital loss carryforwards in the U.S. and Australia.
Refer to Note 2 for additional risk factors that could impact the Company’s ability to realize the deferred tax assets.
Tax Loss Carryforwards, Foreign Tax Credits, and Canadian Tax Credits
At December 31, 2025 and 2024, the Company had (i) $1,524 and $2,005 of net operating loss carry forwards, respectively; and (ii) $563 and $414 of tax credit carry forwards, respectively. At December 31, 2025 and 2024, $429 and $760, respectively, of net operating loss carry forwards are attributable to the U.S., Australia, and France for which current tax law provides no expiration period. The net operating loss carry forward in Canada of $577 will expire by 2044. The net operating loss carryforward in Mexico of $187 will expire by 2034. The net operating loss carry forward in other countries is $331.
The U.S. tax credit carry forwards for 2025 and 2024, were $369 and $337, respectively. The foreign tax credits will substantially all expire at the end of 2035, and the solar tax credit for 2024 of $28 will expire by 2046. Canadian tax credits for 2025 and 2024 of $194 and $77, respectively, consist of investment tax credits and minimum mining tax credits. Canadian investment tax credits for 2025 consisted of $93 which will substantially expire by 2044.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Income and Mining Taxes Paid, Net of Refunds
The amounts of income and mining taxes paid, net of refunds, by the Company are as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$17	$1	$(1)
U.S. State and local:
Nevada	50	40	19
Foreign:
Australia	737	341	414
Canada	*	64	*
Ghana	675	418	223
Mexico	315	*	93
PNG	158	*	*
Peru	341	*	*
Other	165	102	46
Total income and mining taxes paid, net of refunds	$2,458	$966	$794
____________________________
*The amount of income and mining taxes paid, net of refunds during the year does not meet the 5% disaggregation threshold.
Company’s Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

	2025	2024	2023
Total amount of gross unrecognized tax benefits at beginning of year	$111	$144	$190
Additions (reductions) for tax positions of prior years	10	(8)	13
Additions for tax positions of current year	—	—	2
Reductions due to settlements with taxing authorities	(12)	(2)	(18)
Reductions due to lapse of statute of limitations	(5)	(23)	(43)
Total amount of gross unrecognized tax benefits at end of year	$104	$111	$144
At December 31, 2025, 2024, and 2023, $128, $125, and $190, respectively, represent the amount of unrecognized tax benefits, inclusive of interest and penalties that, if recognized, would impact the Company’s effective income tax rate.
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
The Company’s practice is to recognize interest and/or penalties related to unrecognized tax benefits as part of Income and mining tax benefit (expense). At December 31, 2025 and 2024, the total amount of accrued income-tax-related interest and penalties included in the Consolidated Balance Sheets was $55 and $47, respectively. During 2025, 2024, and 2023 the Company increased $8 and $31, and released $1 of interest and penalties, respectively, through the Consolidated Statements of Operations.
Refer to Note 24 for further discussion of tax matters.
Other
In the fourth quarter of 2025, the Company has provided additional income taxes for the remaining undistributed foreign earnings in Ghana and Papua New Guinea, $165 and $384, respectively, as it was determined excess cash flow could not be remitted on a tax free basis for the foreseeable future. No additional income taxes have been provided in other jurisdictions for any additional outside basis difference inherent at these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 11 EMPLOYEE-RELATED BENEFITS

	At December 31,
	2025	2024
Current:
Accrued payroll and withholding taxes	$534	$461
Workers’ participation and other bonuses	288	108
Accrued severance (1)	38	19
Other post-retirement benefit plans	12	11
Employee pension benefits	2	5
Other employee-related payables	24	26
	$898	$630
Non-current:
Accrued severance (1)	$466	$386
Other post-retirement benefit plans	58	55
Employee pension benefits	33	29
Other employee-related payables	77	85
	$634	$555
____________________________
(1)In the third quarter of 2025, management commenced a strategic plan to reduce operating costs and enhance profitability through organizational streamlining and reductions in workforce and office space in certain markets, resulting in accruals for severance and related restructuring charges recognized for the year ended December 31, 2025. Refer to Note 8 for further information.
Pension and Other Benefit Plans
The Company provides a defined benefit pension plan to eligible employees, with benefits generally based on years of service and annual compensation. Various international pension plans operate in accordance with local laws and requirements. Pension costs are determined annually by independent actuaries. The Company funds its qualified pension plan through cash contributions in compliance with employee Retirement Income Security Act of 1974, as amended. Non-qualified and other benefit plans are unfunded and represent general corporate obligations. The tables below present the combined funded status of both qualified and non-qualified plans. The Company reviews its retirement benefit programs on a regular basis and will evaluate market conditions and the funded status of its qualified plans in 2026 in order to determine if additional contributions are necessary.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides a reconciliation of changes in the plans’ benefit obligations and assets’ fair values:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$313	$325	$60	$71
Service cost	12	14	1	1
Interest cost	16	17	4	4
Actuarial loss (gain)	6	(14)	12	(10)
Foreign currency exchange loss (gain)	1	(6)	1	(2)
Benefits paid	(26)	(20)	(15)	(4)
Curtailment gain	(6)	—	—	—
Settlement payments	(5)	(3)	—	—
Divestitures (1)	(39)	—	—	—
Projected benefit obligation at end of year	$272	$313	$63	$60
Accumulated benefit obligation	$253	$294	$63	$60
Change in fair value of assets:
Fair value of assets at beginning of year	$313	$322	$—	$—
Actual return on plan assets	33	11	—	—
Foreign currency exchange loss	—	(4)	—	—
Employer contributions	6	7	15	4
Benefits paid	(26)	(20)	(15)	(4)
Settlement payments	(5)	(3)	—	—
Divestitures (1)	(39)	—	—	—
Fair value of assets at end of year	$282	$313	$—	$—
(Unfunded) funded status, net:	$10	$—	$(63)	$(60)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets (2)	$45	$37	$—	$—
Employee-related benefits, current	(2)	(5)	(5)	(5)
Employee-related benefits, non-current (2)	(33)	(32)	(58)	(55)
Net amounts recognized	$10	$—	$(63)	$(60)
____________________________
(1)The Company divested the projected benefit obligation and plan assets related to the defined benefit pension plan at Porcupine as a result of the divestment on February 28, 2025. Refer to Note 3 for additional information.
(2)Includes $4 of non-current assets and $3 of non-current liabilities related to the pension plan at Porcupine that were reclassified to Assets held for sale and Liabilities held for sale as of December 31, 2024; no amounts remained in Assets held for sale or Liabilities held for sale as of December 31, 2025. Refer to Note 3 for additional information.
The following table provides information for the Company's defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets at December 31:

	Pension Benefits (1)
	2025	2024
Projected benefit obligation	$37	$39
Accumulated benefit obligation	$28	$32
Fair value of plan assets	$1	$2
____________________________
(1)Information for other benefit plans with accumulated benefit obligations in excess of plan assets has not been included as all of the other benefit plans are unfunded.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the net pension and other benefits amounts recognized in Accumulated other comprehensive income (loss):

	Pension Benefits		Other Benefits
	At December 31,		At December 31,
	2025	2024	2025	2024
Accumulated other comprehensive income (loss):
Net actuarial (loss) gain	$(57)	$(71)	$29	$33
Prior service credit	2	2	—	—
	(55)	(69)	29	33
Less: Income taxes	13	15	(6)	(7)
Total	$(42)	$(54)	$23	$26
The following table provides components of the total benefit cost (income), inclusive of the net periodic pension and other benefits costs (credits):

	Pension Benefit Costs (Credits)			Other Benefit Costs (Credits)
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Pension benefit cost (income), net: (1)
Service cost	$12	$14	$12	$1	$1	$1
Interest cost	16	17	17	4	4	4
Expected return on plan assets	(20)	(24)	(23)	—	—	—
Amortization, net	3	1	(7)	8	(2)	(2)
Net periodic benefit cost (income)	11	8	(1)	13	3	3
Settlement cost	1	1	9	—	—	—
Gain on curtailment	(1)	—	—	—	—	—
Total benefit cost	$11	$9	$8	$13	$3	$3
____________________________
(1)Service costs are included in Costs applicable to sales or General and administrative and the other components of benefit costs are included in Other income (loss), net.
The following table summarizes the significant assumptions used to determine the benefit obligations at December 31, and net periodic benefit costs for the year then ended:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Benefit obligation:
Discount rate	5.98%	5.77%	5.33%	6.48%	6.54%	6.09%

Net periodic benefit cost:
Discount rate	5.77%	5.33%	5.63%	6.54%	6.09%	6.10%
Expected return on plan assets	7.20%	7.09%	6.38%	N/A	N/A	N/A
The expected long-term return on plan assets used for each period in the three years ended December 31, 2025 was determined based on an analysis of the asset returns over multiple time horizons for the Company’s actual plan and for other comparable U.S. corporations. The Company determines the long-term return on plan assets by considering the most recent capital market forecasts, the plans’ current asset allocation and the actual return on plan assets in comparison to the expected return on assets.
The assumed health care trend rate used to measure the expected cost of benefits is 6.75% in 2026 and decreases gradually each year to 5.00% in 2033, which is used thereafter.
The qualified pension plan employs an independent investment firm which invests the assets of the plans in certain approved funds that correspond to specific asset classes with associated target allocations. The goal of the pension fund investment program is to achieve prudent actuarial funding ratios while maintaining acceptable risk levels. The investment performance of the plans and that of the individual investment firms is measured against recognized market indices. The performance of the pension funds is monitored by an investment committee comprised of members of the Company’s management, which is advised by an independent investment consultant. With the exception of global capital market economic risks, the Company has identified no significant portfolio risks related to asset classes.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table sets forth the Company’s target asset allocation and pension plan assets measured at fair value:

		At December 31,
	Target Allocation	2025	2024
Commingled Funds: (1)
Fixed income investments	45%	$123	$143
World equity fund (U.S. and International equity investments)	20%	55	54
International equity investments	12%	34	45
U.S. equity investments	11%	33	34
Real estate	8%	25	25
High yield fixed income investments	4%	11	11
		281	312
Cash equivalents (2)	—%	1	1
Total		$282	$313
____________________________
(1)Commingled fund investments are managed by several fund managers and are valued at the net asset value per share for each fund. Although the majority of the underlying assets in the funds consist of actively traded equity securities and bonds, the unit of account is considered to be at the fund level. These funds require less than a month’s notice for redemptions and can be redeemed at the net asset value per share.
(2)Cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets and are primarily invested in money market securities and U.S. Treasury securities.
Cash Flows
Expected benefit payments to plan participants are as follows:

	Pension Plan	Other Benefits Plan
2026	$15	$6
2027	$16	$6
2028	$19	$6
2029	$20	$5
2030	$19	$5
Thereafter	$114	$27
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
NOTE 12 STOCK-BASED COMPENSATION
The Company grants stock-based incentive awards to directors, executives and eligible employees. Stock incentive awards include RSUs and PSUs and are determined as a target percentage of base salary. All RSU awards generally vest on a straight-line basis over three years. All PSU awards generally cliff vest after three years and the number of awards that vest is based on the achievement of the market and performance metrics. For employees who are retirement eligible or who become retirement eligible during the term of the award, the vesting period may be reduced based on the retirement eligibility date.
Prior to vesting, holders of stock incentive awards do not have the right to vote the underlying shares; however, directors, executives and eligible employees accrue dividend equivalents on their stock incentive awards, which are paid at the time the awards vest. The accrued dividend equivalents are not paid if awards are forfeited. Upon vesting, the employee is entitled to receive one share of the Company’s common stock for each RSU or PSU. The Company issues new shares of common stock to satisfy vesting under all of its stock incentive awards. At December 31, 2025, 18,214,007 shares were authorized for issuance for future vesting of stock incentive awards.
Total stock-based compensation was $99, $89, and $80 (including $20, $6, and $4 related to the Company's proportionate share of NGM stock-based compensation) for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, there was $92 of unrecognized compensation costs related to the unvested stock incentive awards. This cost is expected to be recognized over a weighted average period of approximately two years.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
A summary of the status and activity of non-vested RSUs and PSUs for the year ended December 31, 2025 is as follows:

	RSU		PSU
	Number of Units	Weighted Average Grant-Date Fair Value	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	3,278,470	$36.13	1,641,713	$44.58
Granted	1,782,952	$46.11	419,290	$31.24
Vested	(1,453,507)	$39.88	—	$—
Forfeited	(674,378)	$38.04	(332,854)	$41.35
Non-vested at end of year	2,933,537	$39.90	1,728,149	$41.96
The total intrinsic value and fair value of RSUs that vested in 2025, 2024, and 2023 was $68, $37, and $36, respectively. The total intrinsic value and fair value of PSUs that vested in 2025, 2024, and 2023 was $—, $6, and $35, respectively.
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

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$7,647	$7,647	$—	$—
Restricted cash	37	37	—	—
Trade receivables from provisional concentrate sales	1,064	—	1,064	—
Long-lived assets (Note 7)	78	—	—	78
Marketable equity and other securities (Note 15)	740	740	—	—
Restricted marketable debt and other securities (Note 6)	13	13	—	—
Derivative assets (Note 14)	262	—	60	202
	$9,841	$8,437	$1,124	$280
Liabilities:
Debt (Note 20) (2)	$5,283	$—	$5,283	$—
Derivative liabilities (Note 14)	1	—	1	—
Other liabilities	339	—	339	—
	$5,623	$—	$5,623	$—

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$3,619	$3,619	$—	$—
Restricted cash	31	31	—	—
Trade receivables from provisional concentrate sales	993	—	993	—
Assets held for sale (Note 3) (3)	1,840	—	1,168	672
Equity method investment	212	212	—	—
Marketable equity and other securities (Note 15)	305	305	—	—
Restricted marketable debt and other securities (Note 6)	15	15	—	—
Derivative assets (Note 14)	142	—	—	142
	$7,157	$4,182	$2,161	$814
Liabilities:
Debt (Note 20) (2)	$8,400	$—	$8,400	$—
Derivative liabilities (Note 14)	143	—	137	6
Other liabilities	51	—	51	—
	$8,594	$—	$8,588	$6
____________________________
(1)Cash and cash equivalents include short-term deposits that have an original maturity of three months or less.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,115 and $8,476 at December 31, 2025 and December 31, 2024, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
(3)Includes assets held for sale that were written down to their fair value, excluding costs to sell, of $1,840 and the aggregate fair value, excluding costs to sell, of net assets held for sale subject to fair value remeasurement was $679.
The Company’s cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets and are primarily money market securities and U.S. Treasury securities.
The Company’s trade receivables from provisional concentrate sales, which contain an embedded derivative and are subject to final pricing, are valued using quoted market prices based on forward curves for the particular metal. As the contracts themselves are not traded on an exchange, these receivables are classified within Level 2 of the fair value hierarchy.
The Company's long-lived assets consist of long-lived assets at Yanacocha that were subject to a non-recurring fair value measurement as a result of impairment tests performed for the year ended December 31, 2025. The Company performed a non-recurring fair value measurement, classified as Level 3 of the fair value hierarchy, in connection with recoverability and impairment tests performed over long-lived assets. Refer to Note 7 for further information regarding management’s assessment of these long-lived assets, including the assumptions utilized in determining the fair value.
The Company's assets held for sale consisted of the six non-core assets and a development project that met the accounting requirements to be presented as held for sale as of December 31, 2024, which were all divested as of December 31, 2025. The estimated fair values of assets held for sale are considered a non-recurring level 2 or 3 fair value measurements and were determined using (i) the market-based approach for disposal groups in which a binding sales agreement was in place but close had not yet occurred, or (ii) the income approach in the absence of a binding sales agreement. Refer to Note 3 for further information.
The Company's equity method investment consisted of the Greatland equity method investment which was accounted for under the fair value option at December 31, 2024 and classified as Level 1 within the fair value hierarchy as it was valued using published market prices of actively traded securities. At December 31, 2025, the remaining shares in Greatland were accounted for as a marketable equity security. Refer to Note 3 for further information.
The Company’s marketable equity and other securities with readily determinable fair values are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities are calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by the Company.
The Company’s restricted marketable debt and other securities are primarily U.S. government issued bonds and international bonds. The Company’s debt securities held at Yanacocha are classified within Level 1 of the fair value hierarchy, using published market prices of actively traded securities. The Company’s debt securities held at Corporate and Other are classified within Level 1 and Level 2 of the fair value hierarchy. The Level 1 debt securities are valued using published market prices of actively traded securities and the Level 2 debt securities are valued using pricing models which are based on published market inputs for similar, actively traded securities.
The Company’s derivative instruments consist of the Cadia PPA, foreign currency fixed forward contracts, and contingent consideration assets that are accounted for as derivatives.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Cadia PPA is accounted for at fair value using probability-weighted discounted cash flow models and is classified within Level 3 of the fair value hierarchy. The valuation model requires a variety of inputs including life of mine production profiles, forward power prices, forecasted power generation volume, discount rates, and inflation assumptions. Refer to Note 14 for further information.
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
The contingent consideration asset, accounted for as a derivative, is classified within Level 3 of the fair value hierarchy. The contingent consideration is dependent on the average gold price over a defined period. As a result, changes in the future gold prices could result in an impact to the estimated fair value of the contingent consideration asset.
The Company's other liabilities recognized at fair value consist of the Greatland Option, which was acquired through the sale of Telfer in the fourth quarter of 2024. The Greatland Option is accounted for under the fair value option and is classified as Level 2 within the fair value hierarchy and is valued using pricing models which are based on published market inputs for similar, actively traded securities. Refer to Note 3 for further information.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at December 31, 2025 and December 31, 2024:

Description	At December 31, 2025	Valuation technique	Significant input	Range, point estimate or average	Weighted Average Discount Rate
Long-lived assets	$78	Market-based approach	Various (1)	Various (1)
Derivative assets:
Hedging instruments	$162	Income approach	Forward power prices	A$37 - A$703	7.00%
Contingent consideration assets	$40	Income approach	Forward gold prices	$4,254	—%

Description	At December 31, 2024	Valuation technique	Significant input	Range, point estimate or average	Weighted Average Discount Rate
Assets held for sale (2)	$672	Income approach	Various (2)	Various (2)	9.75%
Derivative assets
Hedging instruments (3)	$94	Income approach	Forward power prices	A$43 - A$321	6.75%
Contingent consideration assets	$47	Income approach	Discount rate	6.37% - 16.38%	10.67%
Derivative liabilities (3)	$5	Income approach	Discount rate	5.22% - 5.95%	5.66%
____________________________
(1)Refer to Note 7 for information on the assumptions and inputs specific to the non-recurring fair value measurement performed in connection with recoverability and impairment tests incurred for certain long-lived assets.
(2)Significant inputs at December 31, 2024 included: (i) cash flow estimates, (ii) a long-term gold price of $1,900, (iii) current estimates of resources and exploration potential, and (iv) a reporting unit specific discount rate of 9.75%.
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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2023	$635	$635	$5	$5
Sales and settlements (1)	(377)	(377)	—	—
Transfers out of Level 3 (2)	(76)	(76)	—	—
Fair value changes in Other comprehensive income (loss):	(53)	(53)	1	1
Fair value changes in Change in fair value of investments and options	2	2	—	—
Fair value changes in Net income (loss) from discontinued operations	11	11	—	—
Fair value at December 31, 2024	142	142	6	6
Acquired through divestments (3)	14	14	—	—
Transfers out of Level 3 (4)	(47)	(47)	(5)	(5)
Fair value changes in Other comprehensive income (loss):	67	67	(1)	(1)
Fair value changes in Change in fair value of investments and options	26	26	—	—
Fair value at December 31, 2025	$202	$202	$—	$—
____________________________
(1)In the second quarter of 2024, the Company sold the Stream Credit Facility Agreement which was a non-revolving credit facility for the Fruta del Norte mine operated by Lundin Gold Inc. (“Lundin Gold”), in which the Company holds a 32% interest; refer to Note 14 for further information. In the third quarter of 2024, the company sold the Batu and Elang Contingent consideration assets; refer to Note 1 for further information.
(2)In the first quarter of 2024, certain amounts relating to the Batu Hijau contingent consideration asset were reclassified from a derivative to a receivable as a result of achieving certain contractual milestones.
(3)The Company acquired contingent consideration assets as part of the divestitures that occurred in 2025. Refer to Note 3 for further information.
(4)The Company early adopted ASU 2025-07 on December 31, 2025 resulting in the reclassification of certain derivatives assets and liabilities. Refer to Note 14 for further information.
NOTE 14 DERIVATIVE INSTRUMENTS

	At December 31,
	2025	2024
Current derivative assets: (1)
Hedging instruments:
Foreign currency cash flow hedges	$60	$—
Cadia PPA cash flow hedge	7	—
	67	—
Contingent consideration assets (2)	20	—
	$87	$—
Non-current derivative assets: (3)
Hedging instruments:
Cadia PPA cash flow hedge	$155	$95
Contingent consideration assets (2)	20	47
	$175	$142
Current derivative liabilities: (4)
Hedging instruments:
Foreign currency cash flow hedges	$1	$135
Cadia PPA cash flow hedge	—	1
	1	136
Contingent consideration liabilities (2)	—	2
	$1	$138
Non-current derivative liabilities: (5)
Contingent consideration liabilities (2)	$—	$5
	$—	$5
____________________________
(1)Included in Other current assets.
(2)The Company early adopted ASU 2025-07 on December 31, 2025 resulting in the reclassification of certain contingent consideration assets and liabilities. Refer below for further information.
(3)Included in Other non-current assets.
(4)Included in Other current liabilities.
(5)Included in Other non-current liabilities.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
ASU 2025-07 Adoption
The Company early adopted ASU 2025-07 on December 31, 2025. The ASU refines the scope of Topic 815 (Derivatives and Hedging) by adding a scope exception from derivative accounting for non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. As a result, contingent consideration assets and liabilities from prior transactions that met this criterion no longer qualified as derivatives and were reclassified to other assets and liabilities.
Hedging Instruments
Hedging instruments consisted of the foreign currency cash flow hedges and the Cadia PPA at December 31, 2025.
To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal.
Foreign Currency Cash Flow Hedges
The Company has implemented various hedge programs in which fixed forward contracts have been entered into to mitigate variability in the USD-functional cash flows associated with specific expenditures. These fixed forward contracts have been designated as foreign currency cash flow hedges for the related forecasted expenditures and were transacted for risk management purposes. Refer to the table below for a summary of these programs at December 31, 2025:

	AUD-denominated capital expenditures	AUD-denominated operating expenditures	CAD-denominated operating expenditures	AUD-denominated capital expenditures
Status:	Active	Active	Active	Matured (1)
Amount entered into:	A$1,734	A$4,002	C$1,088	A$574
Cash flow type:	Capital expenditures for construction and development	Operating expenditures	Operating expenditures	Capital expenditures for construction and development
Incurred in the periods of:	October 2024 through December 2026	October 2024 through December 2026	October 2024 through December 2026	2023 through 2024
Related to:	Tanami Expansion 2 project; Cadia PC1-2 and PC2-3 ("Cadia Panel Caves"); and Cadia Tailings Project ("Cadia Tails")	Boddington, Tanami, and Cadia operating mines located in Australia	Brucejack and Red Chris operating mines located in Canada	Tanami Expansion 2 project
____________________________
(1)The hedge program matured in 2024 and a gain of $7 remains in Accumulated other comprehensive income (loss) as of December 31, 2025.
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings during the period in which the hedged transaction impacts earnings and is presented in the same statement of operations line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts will be reclassified to earnings immediately. Amounts related to capital expenditures recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Depreciation and amortization after the respective project reaches commercial production. Amounts related to operating expenditures recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Costs applicable to sales in the period that the operating expenditures are incurred.
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
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and will be reclassified to earnings during the period in which the hedged transaction impacts earnings and is presented in the same statement of operations line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts in Accumulated other comprehensive income (loss) will be reclassified to earnings immediately. Amounts recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings through Costs applicable to sales in the period in which the related hedged electricity is purchased, which began in July 2024.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments designated for hedging:

	Year Ended December 31,
	2025	2024	2023
Loss on cash flow hedges:
Interest rate contracts (1)	$57	$10	$5
Foreign currency cash flow hedges (2)	30	7	19
Cadia PPA cash flow hedge (3)	7	5	—
	$94	$22	$24
____________________________
(1)As of December 31, 2025, amounts remaining in Accumulated other comprehensive income (loss) fully relate to the interest rate contracts on the 2042 Senior Notes with the related losses to be reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net of capitalized interest over the term of the notes. A loss of $3 is expected to be reclassified into earnings over the next 12 months. The actual amounts that will be reclassified to earnings could vary upon repurchase or exchange of the related long-term debt prior to maturity.
(2)As of December 31, 2025, a gain of $45 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months. The actual amounts that will be reclassified to earnings will vary due to future foreign currency exchange rates.
(3)As of December 31, 2025, a loss of $10 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months, which includes the amounts related to the initial fair value that are reclassified from Accumulated other comprehensive income (loss) to earnings on a systematic basis over the 15-year term. The actual amounts that will be reclassified to earnings will vary due to future power prices and power generation volumes.
Derivative Assets, Not Designated for Hedging
Stream Credit Facility Agreement ("SCFA")
The SCFA was a non-revolving credit facility in relation to the Fruta del Norte mine, which is wholly owned and operated by Lundin Gold in which the Company holds a 32% equity interest. The SCFA was a financial instrument that met the definition of a derivative and was accounted for at fair value using a probability weighted discounted cash flow model, but was not designated for hedge accounting under ASC 815. In the second quarter of 2024, the Company completed the sale of the SCFA and Offtake agreement in which Lundin Gold repurchased the SCFA and settled the rights under the Offtake agreement for cash consideration of $330, of which $180 and $150 was received in the second quarter and third quarter of 2024, respectively. The sale resulted in a gain of $49 recognized in Other income (loss), net.
NOTE 15 INVESTMENTS

	At December 31,
	2025	2024
Current investments:
Marketable equity securities	$594	$21

Non-current investments:
Marketable equity and other securities (1)	$171	$309

Equity method investments (% ownership):
Pueblo Viejo Mine (40%)	1,584	1,516
NuevaUnión Project (50%)	973	961
Lundin Gold (32%)	905	941
Norte Abierto Project (50%)	553	532
Greatland (20% at December 31, 2024) (2)	—	212
	4,015	4,162
	$4,186	$4,471
____________________________
(1)Includes $25 accounted for under the measurement alternative.
(2)The Company's investment in Greatland, acquired through the sale of Telfer in the fourth quarter of 2024, is included in equity method investments under the fair value option at December 31, 2024 and in current marketable equity and other securities at December 31, 2025 as it no longer qualifies as an equity method investment with an ownership of 10% and loss of significance influence. Refer to Note 3 for further information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Equity Method Investments
The following table provides the income (loss) from the Company's equity method investments, recognized in Equity income (loss) of affiliates:

	Year Ended December 31,
	2025	2024	2023
Pueblo Viejo (40%)	$245	$91	$63
Lundin Gold (32%)	169	45	—
Other	7	(3)	—
	$421	$133	$63
Pueblo Viejo
The Pueblo Viejo mine is located in the Dominican Republic and commenced operations in September 2014. Barrick operates and holds the remaining interest in the mine. At acquisition, the fair value of Newmont’s equity investment in Pueblo Viejo was lower than the underlying net assets of its investment resulting in a basis difference, which is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine. As of December 31, 2025 the net basis difference was $290.
In November 2020, the Company and Barrick entered into an agreement with Pueblo Viejo to provide funding for the expansion of Pueblo Viejo's operations of up to $1,300 ($520 attributable to Newmont's 40% ownership interest) through a loan facility bearing interest at 95% of the 6-month SOFR plus 4.25% which is compounded semi-annually in arrears on February 28 and August 31 of each year (“Loan Facility”). The Loan Facility was provided in two tranches of $800 and $500, respectively. Unused proceeds under the first tranche are available for use under the second tranche. The tranches mature February 28, 2032 and February 28, 2035, respectively. In October 2024, the Company and Barrick agreed to provide additional funding of up to $800 ($320 attributable to Newmont's 40% ownership interest) through an additional loan facility bearing interest at the 6-month SOFR plus 3.81% which is compounded semi-annually in arrears on February 15 and August 15 of each year and matures on February 15, 2039 (“Loan Facility II”). Under the terms of the respective agreements, the Company and Barrick distribute funds based on their respective proportionate ownership interest in Pueblo Viejo.
As of December 31, 2025 and December 31, 2024, the Company had outstanding stockholder loans to Pueblo Viejo of $518 and $486, which includes accrued interest of $60 and $19, respectively. All loans receivable and accrued interest are included in the Pueblo Viejo equity method investment balance.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $934 and $580 for the years ended December 31, 2025 and December 31, 2024, respectively. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount is immaterial. There were no amounts due to or due from Pueblo Viejo for gold and silver purchases as of December 31, 2025 or December 31, 2024.
NuevaUnión
The NuevaUnión project is located in Chile and is currently in the Company’s development project pipeline. The project is jointly managed by Newmont and Teck Resources Limited, who holds the remaining 50% interest. At acquisition, the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment resulting in a basis difference.
At December 31, 2025 the carrying value of Newmont’s equity investment in NuevaUnión was lower than the underlying net assets of its investment by $67. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared, which had not yet occurred as of December 31, 2025.
Lundin Gold Inc.
Lundin Gold is a Canadian based mine development and operating company which wholly owns and operates the Fruta del Norte gold mine in Ecuador. On November 6, 2023, as a part of the Newcrest transaction, the Company acquired 32% interest in Lundin Gold. The Company accounts for Lundin Gold as an equity method investment on a quarter lag. At acquisition, the fair value of Newmont’s equity investment in Lundin Gold was higher than the underlying net assets of its investment resulting in a basis difference. This basis difference is being amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine. As of December 31, 2025 the net basis difference was $536. At December 31, 2025, the calculated fair value, based on quoted closing prices of publicly traded shares, of the Company's investment in Lundin Gold was $6,404.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Total payments made to Lundin Gold under the Offtake agreement for gold purchased were $189 for the year ended December 31, 2024. These purchases, net of subsequent sales, were included in Other income (loss), net and the net amount was immaterial. There were no payables due to Lundin Gold for gold purchases as of December 31, 2024.
Norte Abierto
The Norte Abierto project is located in Chile and is currently in the Company’s development project pipeline. The project is jointly managed by Newmont and Barrick, who holds the remaining 50% interest.
At December 31, 2025 the carrying value of Newmont’s equity investment in Norte Abierto was lower than the underlying net assets of its investment by $209. This basis difference will be amortized into Equity income (loss) of affiliates over the remaining estimated useful life of the mine beginning when commercial production is declared, which had not yet occurred as of December 31, 2025.
NOTE 16     INVENTORIES

	At December 31,
	2025	2024
Materials and supplies	$1,060	$1,081
In-process	199	118
Concentrate	162	148
Precious metals	91	76
Inventories (1)	$1,512	$1,423
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Inventories of $185, were reclassified to Assets held for sale at December 31, 2024; no amounts related to Inventories were reclassified to Assets held for sale at December 31, 2025. Refer to Note 3 for additional information.
The Company recorded write-downs classified as components of Costs applicable to sales and Depreciation and amortization to reduce the carrying value of inventories to net realizable value as follows:

	Year Ended December 31,
	2025 (1)	2024 (2)	2023 (3)
Costs applicable to sales	$2	$44	$37
Depreciation and amortization	1	5	15
	$3	$49	$52
____________________________
(1)For the year ended December 31, 2025, write-downs were not material.
(2)For the year ended December 31, 2024, write-downs primarily related to Telfer and Cerro Negro.
(3)For the year ended December 31, 2023, write-downs primarily related to Peñasquito.
NOTE 17     STOCKPILES AND ORE ON LEACH PADS

	At December 31, 2025			At December 31, 2024 (1)
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$893	$284	$1,177	$624	$137	$761
Non-current	2,284	126	2,410	2,072	194	2,266
Total	$3,177	$410	$3,587	$2,696	$331	$3,027
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Stockpiles and ore on leach pads of $374, were reclassified to Assets held for sale at December 31, 2024; no amounts related to Stockpiles and ore on leach pads were reclassified to Assets held for sale at December 31, 2025. Refer to Note 3 for additional information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
The Company recorded write-downs classified as components of Costs applicable to sales and Depreciation and amortization to reduce the carrying value of stockpiles and ore on leach pads to net realizable value as follows:

	Year Ended December 31,
	2025 (1)	2024 (2)	2023 (3)
Costs applicable to sales	$25	$48	$60
Depreciation and amortization	10	16	15
	$35	$64	$75
____________________________
(1)For the year ended December 31, 2025, write-downs primarily related to NGM.
(2)For the year ended December 31, 2024, write-downs primarily related to Red Chris and NGM.
(3)For the year ended December 31, 2023, write-downs primarily related to NGM.
NOTE 18     PROPERTY, PLANT AND MINE DEVELOPMENT

	Depreciable Life (in years)	At December 31, 2025			At December 31, 2024
		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value (1)
Land		$297	$—	$297	$253	$—	$253
Facilities and equipment (2)	1-32	24,337	(12,424)	11,913	23,362	(11,761)	11,601
Mine development	1-32	7,329	(3,440)	3,889	6,562	(3,533)	3,029
Mineral interests	1-32	16,997	(4,363)	12,634	17,050	(3,569)	13,481
Construction-in-progress		4,577	—	4,577	5,183	—	5,183
		$53,537	$(20,227)	$33,310	$52,410	$(18,863)	$33,547
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including Property, plant and mine development, net of $4,439, were reclassified to Assets held for sale at December 31, 2024; no amounts related to Property, plant and mine development, net were reclassified to Assets held for sale at December 31, 2025. Refer to Note 3 for additional information.
(2)At December 31, 2025 and 2024, Facilities and equipment includes finance lease right of use assets of $432 and $482, respectively.

	Depreciable Life (in years)	At December 31, 2025			At December 31, 2024
Mineral Interests		Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value (1)
Production stage	1-32	$12,343	$(4,363)	$7,980	$12,191	$(3,569)	$8,622
Development stage	(2)	1,329	—	1,329	1,386	—	1,386
Exploration stage	(2)	3,325	—	3,325	3,473	—	3,473
		$16,997	$(4,363)	$12,634	$17,050	$(3,569)	$13,481
____________________________
(1)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for held for sale. As a result, the related assets, including $1,885 of mineral interests included in Property, plant and mine development, net, were reclassified to Assets held for sale. No amounts related to Property, plant and mine development, net were reclassified to Assets held for sale at December 31, 2025. Refer to Note 3 for additional information.
(2)These amounts are currently non-depreciable as these mineral interests have not reached production stage.
NOTE 19     GOODWILL
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Balance at December 31, 2023	Acquisitions (1)	Balance at December 31, 2024	Balance at December 31, 2025
Lihir	$695	$249	$944	$944
Cadia	565	(316)	249	249
Red Chris	397	142	539	539
Brucejack	1,087	(418)	669	669
NGM	257	—	257	257
	$3,001	$(343)	$2,658	$2,658
____________________________
(1)Amounts relate to goodwill recognized through the Newcrest transaction on November 6, 2023. During 2024, goodwill was subject to measurement period adjustments to the purchase price allocation. Refer to Note 3 for further information.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 20     DEBT

	At December 31, 2025 (1)		At December 31, 2024 (1)
	Non-Current	Fair Value (2)	Current	Non-Current	Fair Value (2)
5.30% Senior Notes due March 2026	$—	$—	$924	$—	$948
2.80% Senior Notes due October 2029	265	257	—	633	587
3.25% Senior Notes due May 2030	379	411	—	554	583
2.25% Senior Notes due October 2030	246	230	—	872	765
2.60% Senior Notes due July 2032	785	728	—	821	713
5.35% Senior Notes due March 2034	987	1,061	—	987	1,012
5.875% Senior Notes due April 2035	502	567	—	581	625
6.25% Senior Notes due October 2039	275	308	—	861	934
5.75% Senior Notes due November 2041	292	326	—	457	500
4.875% Senior Notes due March 2042	562	553	—	949	891
5.45% Senior Notes due June 2044	460	433	—	479	435
4.20% Senior Notes due May 2050	365	409	—	363	407
Debt issuance costs on Corporate Revolving Credit Facilities	(3)	—	—	(5)	—
	$5,115	$5,283	$924	$7,552	$8,400
____________________________
(1)All outstanding senior notes are unsecured and rank equally with one another.
(2)The estimated fair value of the senior notes was determined by an independent third-party pricing source and may or may not reflect the actual trading value of this debt.
Maturities for the next five years, and thereafter, are as follows:

Year Ending December 31,
2026	$—
2027	—
2028	—
2029	267
2030	671
Thereafter	4,405
Total face value of debt	5,343
Unamortized premiums, discounts, and issuance costs	(228)
Debt	$5,115
Corporate Revolving Credit Facilities and Letters of Credit Facilities
In connection with the Newcrest transaction on November 6, 2023, the Company assumed bilateral bank debt facilities totaling $2,000, of which $1,923 was outstanding at December 31, 2023. In February 2024, the Company repaid the full amount outstanding and terminated the facilities.
On February 15, 2024, the Company amended and restated its $3,000 revolving credit agreement dated as of April 4, 2019 (the “Existing Credit Agreement”) to $4,000 and extended the maturity date from March 30, 2026 to February 15, 2029. The amended facility was entered into with a syndicate of financial institutions and provides for borrowings in U.S. dollars and contains a letter of credit sub-facility.
Interest is based on Term SOFR plus a credit spread adjustment and margin. Facility fees vary based on the credit ratings of the Company’s senior, uncollateralized, non-current debt. Debt covenants under the amendment are substantially the same as the Existing Credit Agreement and the letter of credit sub-facility on the Existing Credit Agreement was retained.
On February 20, 2024, the Company drew $1,461 on the amended facility and used the proceeds, along with existing cash balances, to repay the bilateral bank debt facilities. In March 2024, the Company repaid the full amount drawn on the amended facility as described below under 2026 and 2034 Senior Notes. As a result, the Company had no borrowings outstanding under the amended facility at December 31, 2025 and 2024. There were also no amounts outstanding on the letters of credit sub-facility at December 31, 2025 and 2024.
At December 31, 2025 and 2024 the Company had letters of credit outstanding in the amounts of $1,139 and $1,034, respectively, of which $1,005 and $900 represented guarantees for reclamation obligations, respectively. None of these letters of credit have been drawn on for reclamation obligations as of December 31, 2025 and 2024.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
2026 and 2034 Senior Notes
On March 7, 2024, the Company issued $2,000 unsecured Senior Notes comprised of $1,000 due March 15, 2026 (“2026 Senior Notes”) and $1,000 due March 15, 2034 ("2034 Senior Notes"). Net proceeds from the 2026 and 2034 Senior Notes were $1,980. Interest will be paid semi-annually at a rate of 5.30% and 5.35% per annum for the 2026 and the 2034 Senior Notes, respectively. The proceeds from this issuance were used to repay the drawdown on the revolving credit facility. The 2026 Senior Notes were fully redeemed in the first quarter of 2025; see below for further information.
Debt Extinguishments
For the year ended December 31, 2025, the Company redeemed senior notes through full and partial redemptions, totaling $3,448 and $51 in principal and accrued interest, respectively. These transactions resulted in a total loss on extinguishment for the year ended December 31, 2025 of $101, recognized in Other income (loss), net, including the acceleration of $54 loss from Accumulated other comprehensive income (loss) related to previously terminated interest rate cash flow hedges.
For the year ended December 31, 2024, the Company redeemed senior notes through partial redemptions, totaling $483 and $4 in principal and accrued interest, respectively. These transactions resulted in a total gain on extinguishment for the year ended December 31, 2024 of $32, recognized in Other income (loss), net, including the acceleration of $6 loss from Accumulated other comprehensive income (loss) related to previously terminated interest rate cash flow hedges.
The following table summarizes the redemptions by senior note:

	Year Ended December 31,
	2025		2024 (1)
	Settled Principal Amount	Total Repurchase Amount	Settled Principal Amount	Total Repurchase Amount
5.30% Senior Notes due March 2026 (2)	$928	$957	$72	$74
2.80% Senior Notes due October 2029	371	357	62	58
3.25% Senior Notes due May 2030	210	202	17	16
2.25% Senior Notes due October 2030	631	583	120	107
2.60% Senior Notes due July 2032	38	32	174	150
5.35% Senior Noted due March 2034	1	1	—	—
5.875% Senior Notes due April 2035	83	87	—	—
6.25% Senior Notes due October 2039	595	666	—	—
5.75% Senior Notes due November 2041	182	192	—	—
4.875% Senior Notes due March 2042	392	384	38	36
5.45% Senior Notes due June 2044	17	17	—	—
	$3,448	$3,478	$483	$441
____________________________
(1)Excludes activity related to the bilateral bank debt facilities and the revolving credit facility.
(2)The repurchase amount of the 2026 Senior Notes during 2025 included a make-whole provision of $10.
Debt Covenants
The Company’s senior notes and revolving credit facility contain various covenants and default provisions including payment defaults, limitations on liens, leases, sales and leaseback agreements, merger restrictions, limiting the sale of all or substantially all of the Company’s assets, certain change of control provisions, and a negative pledge on certain assets. Additionally, the corporate revolving credit facility contains a financial ratio covenant requiring the Company to maintain a net debt (total debt net of cash and cash equivalents) to total capitalization ratio of less than or equal to 62.50%. At December 31, 2025, the Company was in compliance with all existing debt covenants.
NOTE 21     LEASE AND OTHER FINANCING OBLIGATIONS
The Company primarily has operating and finance leases for corporate and regional offices, mining equipment, power generation, and transportation. These leases have a remaining lease term of less than 1 year to 32 years, some of which may include options to extend the lease for up to 15 years, and some of which may include options to terminate the lease within 1 year. Some of the Company's leases include payments that vary based on the Company’s level of usage and operations. These variable payments are not included within ROU assets and lease liabilities in the Consolidated Balance Sheets. Additionally, short-term leases, which have an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Total lease cost includes the following components:

	Year Ended December 31,
	2025	2024
Operating lease cost	$26	$27
Finance lease cost:
Amortization of ROU assets	93	91
Interest on lease liabilities	30	35
	123	126
Variable lease cost	302	509
Short-term lease cost	84	76
	$535	$738
Supplemental cash flow information related to leases includes the following:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$24	$20
Operating cash flows relating to finance leases	$30	$34
Financing cash flows relating to finance leases	$95	$87

Non-cash lease obligations arising from obtaining ROU assets:
Operating leases	$45	$10
Finance leases	$54	$59
Information related to lease terms and discount rates is as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	6	8
Weighted average discount rate	4.39%	6.16%
Future minimum lease payments under non-cancellable leases as of December 31, 2025, were as follows:

	Operating Leases (1)	Finance Leases
2026	$33	$119
2027	21	88
2028	15	78
2029	15	53
2030	13	45
Thereafter	26	225
Total future minimum lease payments	123	608
Less: Imputed interest	(14)	(134)
Total	$109	$474
____________________________
(1)The current and non-current portion of operating lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets.
As of December 31, 2025, the Company has no additional leases that have not yet commenced.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
NOTE 22     OTHER LIABILITIES

	At December 31,
	2025	2024
Other current liabilities:
Reclamation and remediation liabilities	$893	$991
Accrued operating costs (1)	421	468
Greatland Option (2)	339	—
Accrued capital expenditures	254	208
Payables to NGM (3)	227	115
Accrued royalties	181	165
Silver streaming agreement	93	76
Accrued interest	57	97
Hedging instruments (Note 14)	1	136
Other (4)	226	225
	$2,692	$2,481

Other non-current liabilities:
Income and mining taxes (5)	$133	$125
Indemnification liabilities	63	17
Other (6)	126	146
	$322	$288
____________________________
(1)In the first quarter of 2025, the Company paid $116 to the Worsley JV related to the waiver of certain rights within the cross-operation agreement that confers priority to the bauxite operations at the Boddington mine. This payment is included in other investing activities in the Consolidated Statement of Cash Flows.
(2)The Greatland Option was acquired through the sale of Telfer in the fourth quarter of 2024 and accounted for under the fair value option with changes in the fair value recognized through earnings each reporting period in Change in fair value of investments and options. The option was included in Other non-current liabilities at December 31, 2024 for $51. In January 2026, the option was exercised resulting in extinguishment. Refer to Note 3 for further information.
(3)Payables to NGM at December 31, 2025 and December 31, 2024 consist of amounts due to NGM representing Barrick's 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are presented within Other current assets.
(4)Primarily consists of the taxes other than income and mining taxes and current portion of operating lease liabilities.
(5)Primarily consists of unrecognized tax benefits, including penalties and interest.
(6)Primarily consists of the non-current portion of operating lease liabilities.
NOTE 23     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Hedge Instruments	Other Adjustments	Total
Balance at December 31, 2023	$(70)	$84	$14
Net current-period other comprehensive income (loss):
(Loss) gain in other comprehensive income (loss) before reclassifications	(140)	13	(127)
Loss (gain) reclassified from accumulated other comprehensive income (loss)	17	1	18
Other comprehensive income (loss)	(123)	14	(109)
Balance at December 31, 2024	(193)	98	(95)
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	140	(9)	131
Loss (gain) reclassified from accumulated other comprehensive income (loss)	94	7	101
Other comprehensive income (loss)	234	(2)	232
Balance at December 31, 2025	$41	$96	$137

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	Year Ended December 31,
	2025	2024	2023
Hedge instruments adjustments:
Interest rate contracts (1)	$72	$10	$5	Interest expense, net of capitalized interest
Foreign currency cash flow hedges	44	7	19	Costs applicable to sales
Amortization	10	5	—	Costs applicable to sales
Total before tax	126	22	24
Tax	(32)	(5)	(6)
Net of tax	94	17	18

Other adjustments:
Amortization, Settlements, and Curtailments (2)	11	—	—	Other income (loss), net
Divestitures (3)	(3)	—	—	(Gain) loss on sale of assets held for sale
Other	—	1	—	Other income (loss), net
Total before tax	8	1	—
Tax	(1)	—	—
Net of tax	7	1	—
Total reclassifications for the period, net of tax	$101	$18	$18
____________________________
(1)For the year ended December 31, 2025, includes acceleration of losses related to previously terminated interest rate cash flow hedges resulting from the extinguishment of certain senior notes. The acceleration of loss was recognized in Other income (loss), net. Refer to Note 20 for further information.
(2)Relates to pension and other post-retirement benefits. Refer to Note 11 for more information.
(3)The Company divested the defined benefit pension plan at Porcupine as a result of the divestment on February 28, 2025. As a result, the related amounts held in Accumulated other comprehensive income (loss) were reclassified to (Gain) loss on sale of assets held for sale.
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in the non-operating segment Corporate and Other. The Yanacocha matters relate to the Yanacocha reportable segment. The Cadia matter relates to the Cadia reportable segment. The CC&V matter relates to CC&V, which was divested in the first quarter of 2025. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Ahafo South reportable segment and Akyem, which was divested in the second quarter of 2025, respectively.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to MINEM. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations to 2027. In June 2023, Yanacocha received approval of its updated compliance plan from MINEM and was granted an extension to June 2026 to achieve compliance. The Company appealed this approval to the Mining Council requesting the regulatory extension until 2027, and in April 2024, MINEM approved the compliance schedule.
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all applicable water discharge requirements. The Company’s current asset retirement obligation includes the cost of the construction of two new water treatment plants expected to be in operation during 2027 and cost associated with post-closure management.
The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge meet requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. The ultimate water treatment costs remain uncertain as studies and opportunity assessments continue. These and other additional risks and contingencies that are the subject of ongoing studies, including, but not limited to, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and water management system, and review of post-closure management costs, could result in future material increases to the reclamation obligation at Yanacocha.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $164, assumed 100% by Newmont, at December 31, 2025.
Cadia Holdings Pty Ltd. - 100% Newmont Owned
Cadia Holdings Pty Ltd. (“Cadia Holdings”) is a wholly owned subsidiary of Newcrest, which was acquired by Newmont in November 2023. The mine site is subject to regulations by the New South Wales Environment Protection Authority (the “NSW EPA”). In October 2023, the NSW EPA commenced proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. In 2024, Cadia Holdings entered a plea of not guilty to the charges related to the allegations. On December 19, 2025, the NSW EPA withdrew and discontinued these proceedings. Cadia Holdings and the NSW EPA entered into an enforceable undertaking where Cadia Holdings agreed to pay an amount less than $1 to the NSW Department of Climate Change, Energy, the Environment and Water ("NSW DCCEEW") to support the Rural Dust Monitoring Network managed by Climate and Atmospheric Science and the NSW DCCEEW. Cadia Holdings will also pay an amount less than $1 to the NSW EPA for the costs incurred by the NSW EPA in connection with the incidents and with respect to negotiating and entering into the enforceable undertaking.

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Additionally, on February 2, 2026, a class action proceeding was commenced in the Supreme Court of New South Wales against Cadia Holdings. The proceeding has been brought on behalf of the named plaintiffs and other persons who fall within a defined class of persons who owned, leased, or occupied land located within a specified area surrounding the Cadia mine during the period from February 2, 2020 to February 3, 2026, and who allege that they have suffered loss or damage as a result of alleged injury to, or interference with, that land. The plaintiffs allege that such loss or damage arose from alleged contamination associated with Cadia Holdings, including alleged contamination of land, public waterways, groundwater, and/or air. The claims assert that the alleged impacts are attributable to dust and fluid emissions from Cadia Holdings’ operations. Plaintiffs seek unspecified monetary damages and other relief. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned through February 28, 2025
On February 28, 2025, the Company completed the sale of the Cripple Creek & Victor Gold Mining Company LLC (“CC&V”) reportable segment to SSR. Under the terms of the agreement with SSR, Newmont expects to receive deferred cash contingent consideration upon certain regulatory approvals, including the resolution of regulatory applications relating to the Carlton Tunnel. In addition, upon completion of an updated regulator-approved closure plan and in the event aggregate closure costs at CC&V exceed $500, Newmont will be responsible for funding 90% of the incremental closure costs exceeding $500 in such updated closure plan, either on an as-incurred basis or pursuant to a net present value lump sum payment option.
The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring. The monitoring data accumulated since the mid-1970s have indicated consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, when the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) issued new discharge permits in January 2021, the Division imposed new water quality limits. A Settlement Agreement entered into by CC&V and the Division in December 2021 extended the timeframe for full permit compliance to November 2027, and CC&V expressly reserved the right to challenge the need for a discharge permit in the first place. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to work with regulators to identify and implement the highest feasible alternative treatments. In June 2025, the Water Quality Control Commission agreed to site specific standards for CC&V and a Discharger Specific Variance ("DSV") for certain water quality standards. In January 2026, the Division issued a modification to CC&V's discharge permit to implement site specific standards for certain water quality standards, and a DSV and compliance extension for certain other standards. Depending on the plans that may ultimately be agreed with regulators, a material adjustment to the remediation liability may be required.
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

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
Newmont Ghana Gold Limited - 100% Newmont Owned (and Newmont Golden Ridge Limited owned by Newmont through April 15, 2025)
On December 24, 2018, two individual plaintiffs, who were members of the Ghana Parliament (“Plaintiffs”), filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”), now Zijin Golden Ridge Limited ("ZGRL"), along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana, the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s mining leases were both ratified by Parliament; the NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and the renewed NGRL September 4, 2024 mining lease, ratified by Parliament on July 24, 2025. The writ alleges that any mineral exploitation prior to Parliamentary ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) a declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliamentary ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent; and (iv) an order that the Attorney General and Minerals Commission submit all unratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome. On April 15, 2025, the Company completed the sale of the Akyem reportable segment, including NGRL. In the case of an adverse final judgment against NGRL pursuant to a non-appealable governmental order, if any, the Company would be required to indemnify the buyer for certain fines, penalties and disgorgements attributable to the period from the date of the Company’s commencement of commercial production under the mining leases in October 2013 to the date on which the mining leases were ratified by Parliament on December 3, 2015.
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The ATO is conducting a limited review of the Company’s prior tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and on November 10, 2025, the Company received the judgment. A number of matters were decided, however, no final orders were made and an independent referee was appointed to complete the remaining valuation tasks assigned by the Court. The final orders are expected to be received in the second quarter of 2026. The Company cannot reasonably predict the outcome.
Newmont Corporation
Karas v. Newmont Corp., et al. On January 31, 2025, a putative class action lawsuit was filed against Newmont and Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer in the United States District Court for the District of Colorado. The action was brought on behalf of an alleged class of Newmont stockholders who owned stock between February 22, 2024 and October 23, 2024 (the alleged class period). The Court appointed Lead Plaintiffs on May 6, 2025 who filed an amended complaint on July 14, 2025 adding Newmont's Chief Development Officer as a defendant and shortening the alleged class period to July 24, 2024 through October 23, 2024. Plaintiffs allege that the defendants made a series of materially false and misleading statements and/or omissions during the alleged class period regarding the Company’s operations, production, and costs in violation of federal securities laws. Plaintiffs further allege that the purported class members suffered losses and damages resulting from declines in the market value of Newmont’s common stock after the Company announced its third quarter 2024 results and updated guidance on October 23, 2024. Plaintiffs seek unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint on September 12, 2025. Plaintiffs filed an opposition to that motion on November 4, 2025 and defendants filed a reply brief on December 4, 2025. On November 4, 2025, plaintiffs also filed a motion to strike or to convert defendants' motion to dismiss to a motion for summary judgment and for full discovery. Defendants filed an opposition to that motion on November 12, 2025 and plaintiffs filed a reply brief on November 26, 2025.
Gunderson v. Palmer et al.; Levin v. Palmer et al.; Chin v. Palmer et al.; and Harris v. Palmer et al. On February 21, February 28, March 20, and April 4, 2025, respectively, purported Newmont stockholders filed putative derivative complaints nominally on behalf of Newmont against Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Colorado. While the allegations and asserted claims vary among the actions, the complaints, taken collectively, generally raise similar allegations as the complaint in Karas. The complaints allege, among other things, that: the defendants made a series of materially false and misleading statements and/or omissions beginning on February 22, 2024 regarding the Company's operations, production, and costs; the Company lacked adequate internal controls and oversight over risk management; the defendants made materially false and misleading statements in the Company’s 2024 proxy statement, and there were improper share repurchases by the Company and stock

NEWMONT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share, per ounce and per pound amounts)
sales by the Company’s Chief Executive Officer during the period February 22, 2024 to October 23, 2024; and assert claims under federal securities law (other than in the Chin case) and Delaware state law. Plaintiffs seek unspecified monetary damages, restitution, disgorgement and other relief, including reforms to the Company’s corporate governance. On March 19, 2025, on motion from plaintiffs in Gunderson and Levin, the court consolidated Levin into Gunderson, and appointed lead plaintiffs in the consolidated case. On May 1, 2025, on motion from plaintiffs in Gunderson, Levin, Chin, and Harris, the court consolidated Chin and Harris into Gunderson. On May 7, 2025, upon joint motion from the parties in Gunderson, the court stayed the consolidated action pending the resolutions of all motions to dismiss the operative complaint in Karas.
Willis v. Palmer et al. On May 9, 2025, a purported Newmont stockholder filed a putative derivative complaint nominally on behalf of Newmont against Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Delaware. The complaint generally raises similar allegations and requests similar relief as the complaints in the District of Colorado consolidated derivative actions, described above. On May 28, 2025, upon stipulation and agreement by the parties, the court stayed the action pending the resolution of all motions to dismiss the operative complaint in Karas.
Newmont intends to vigorously defend these matters, but cannot reasonably predict the outcome of any matter.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs, and other general corporate purposes. At December 31, 2025 and 2024, there were $1,943 and $2,086, respectively, of outstanding letters of credit, surety bonds, and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based upon its assessment, management concluded that, at December 31, 2025, the Company’s internal control over financial reporting was effective.
As permitted by the SEC Staff interpretive guidance for proportionately consolidated entities, the Company’s management excluded NGM from its assessment of internal control over financial reporting at December 31, 2025, as management does not have the ability to dictate, modify or assess the controls at NGM. The Company has implemented internal controls over financial reporting for recognizing its proportionate share of the assets, liabilities, and operations of NGM. Refer to Item 8 "Financial Statements and Supplementary Data" for NGM's "Report of Independent Registered Public Accounting Firm" for Opinion on the Financial Statements and Internal Controls over Financial Reporting.
NGM represented 13% of the Company’s consolidated Total assets at December 31, 2025, while its Sales comprised 16% of the Company’s consolidated sales and its Net income attributable to Newmont stockholders comprised 22% of the Company's net income for the year ended December 31, 2025.
Ernst & Young LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."
Changes in Internal Controls
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Newmont Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Newmont Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Newmont Corporation (the Company), based on our audit and the report of PricewaterhouseCoopers LLP, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We did not audit the effectiveness of internal control over financial reporting of Nevada Gold Mines LLC, a 38.5% owned investment which is proportionately consolidated, whose financial statements reflect total assets constituting 13% of consolidated assets as of December 31, 2025 and sales constituting 16% of consolidated sales for the year ended December 31, 2025. The effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Nevada Gold Mines LLC’s internal control over financial reporting, is based solely on the report of PricewaterhouseCoopers LLP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, the related notes and financial statement schedule in Item 15, and our report dated February 19, 2026 expressed an unqualified opinion thereon, based on our audit and the report of PricewaterhouseCoopers LLP.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of PricewaterhouseCoopers LLP provide a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
Denver, Colorado
February 19, 2026

ITEM 9B.       OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard, which has been filed and incorporated by reference as Exhibit 19 to this annual report. In accordance with Rule 10b5-1 and the Company’s stock trading standard, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans (a “Rule 10b5-1 Trading Plan”). Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. During the three months ended December 31, 2025, the following directors and executive officers adopted Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
On October 30, 2025, Tom Palmer, Chief Executive Officer and Director, adopted a 10b5-1 Trading Plan with a term of 12 months, and provided for the sale of up to 240,000 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading. Mr. Palmer retired on December 31, 2025 and is no longer a Section 16 officer.
On December 1, 2025, Peter Wexler, Executive Vice President, Chief Legal Officer and Interim Chief Financial Officer, adopted a 10b5-1 Trading Plan with a term of 9 months, and provided for the sale of up to 13,378 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading.
On December 17, 2025, Peter Toth, Executive Vice President, Chief Sustainability and Development Officer, adopted a 10b5-1 Trading Plan with a term of 12 months, and provided for the sale of up to 36,000 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading.
On November 24, 2025, Mark Rodgers, Managing Director, Africa-Asia Pacific, adopted a 10b5-1 Trading Plan with a term of approximately 4 months, and provided for the sale of up to 38,845 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading. Mr. Rogers was not a Section 16 officer at the time of execution of the listed 10b5-1 plan and was subsequently designated a Section 16 officer effective as of January 1, 2026.
On December 1, 2025, David Thornton, Managing Director, Americas, adopted a 10b5-1 Trading Plan with a term of 9 months, and provided for the sale of up to 43,964 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window and complied with the Company’s standards on insider trading. Mr. Thornton was not a Section 16 officer at the time of execution of the listed 10b5-1 plan and was subsequently designated a Section 16 officer effective as of January 1, 2026.
During the three months ended December 31, 2025, no Section 16 directors and officers amended or terminated existing Rule 10b5-1 trading plans.
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Newmont’s executive officers, as of January 1, 2026, is set forth below:

Name	Age	Office
Natascha Viljoen (1)	55	President and Chief Executive Officer
Peter Wexler	58	Executive Vice President, Chief Legal Officer, and Interim Chief Financial Officer
Peter Toth	56	Executive Vice President and Chief Sustainability and Development Officer
Francois Hardy	54	Executive Vice President and Chief Technical Officer
Jennifer Cmil	55	Executive Vice President and Chief People Officer
Brian Tabolt	44	Senior Vice President, Global Finance and Chief Accounting Officer
Mark Rodgers (2)	61	Managing Director, Africa Asia Pacific
David Thornton (2)	45	Managing Director, Americas
David Fry (2)	46	Group Head, Projects and Studies
____________________________
(1)Tom Palmer stepped down from his role as Chief Executive Officer and as a member of the Board of Directors (the “Board”) on December 31, 2025 in connection with a planful leadership transition process. Natascha Viljoen was promoted from the role of President and Chief Operating Officer to President and Chief Executive Officer, effective January 1, 2026 and joined the Board as a non-independent director, effective as of the same date.
(2)Messrs. Rodgers, Thornton and Fry were each designated as Section 16 officers effective as of January 1, 2026, in coordination with Ms. Viljoen's appointment.
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
Ms. Viljoen was elected as President and Chief Executive Officer and as a member of the Board of Directors effective January 1, 2026. Ms. Viljoen joined Newmont’s Executive Leadership Team in October 2023 as Executive Vice President and Chief Operating Officer and was promoted to President and Chief Operating Officer in July 2025. Prior to joining Newmont, Ms. Viljoen served as Chief Executive Officer of Anglo American’s platinum business in South Africa since 2020, having previously held a series of operating and technical positions within the organization, including as Group Head of Processing. Prior to joining Anglo American, she spent six years at Lonmin, where she served on the executive committee as Executive Vice President of Processing, also with responsibility for several wider corporate functions, including sustainability. Ms. Viljoen holds an EMBA from the University of Cape Town and a Bachelor of Engineering from North West University.
Mr. Wexler joined Newmont in March 2024 as Executive Vice President and Chief Legal Officer. Effective July 11, 2025, Mr. Wexler was appointed interim Chief Financial Officer, and he will serve in the dual CLO / CFO role until a permanent CFO successor is elected. Mr. Wexler is a seasoned legal and risk management leader with more than three decades of international experience, including managing legal, risk, compliance, M&A, antitrust, litigation and corporate governance affairs within the industrial, technology, energy management, engineering, manufacturing and construction sectors. Before joining Newmont, he served as Chief Legal Officer at Schneider Electric, a Fortune Global 500 business, for 15 years. Prior to that, Mr. Wexler served as in-house counsel overseeing legal, risk and compliance at various companies, including American Power Conversion Corporation. Mr. Wexler holds a J.D. from American University Washington College of Law and a B.A. in History and Political Science from the University of Vermont.
Mr. Toth has served as Executive Vice President and Chief Sustainability and Development Officer since March 2025, after previously serving as Executive Vice President and Chief Development Officer since June 2023. Mr. Toth joined Newmont in July 2022 as Executive Vice President, Strategic Development and his role was expanded to include Sustainability in September of 2022 to become Executive Vice President and Chief Strategy and Sustainability Officer. Prior to joining Newmont, Mr. Toth worked at Rio Tinto from April 2014, with his last role being Group Executive, Strategy and Development, with accountability for business development/M&A, strategic partnerships, climate and sustainability strategy, closure, and exploration. Mr. Toth has more than 25 years of leadership experience working in the resources industry across various commodities. Mr. Toth has held senior strategic, commercial, and operational roles across Europe, Singapore, Australia and the United Kingdom with Rio Tinto, BHP, and OM Holdings. Mr. Toth holds a Bachelor of Business degree from Monash University, a Graduate Certificate in Management from Deakin University, and a Master of International Business degree from the University of Melbourne, in addition to executive development programs at INSEAD, Stanford and Oxford University.
Mr. Hardy has served as Executive Vice President and Chief Technical Officer since January 20206, having served as Chief Technology Officer from May 2024 to December 2025 and as Senior Vice President, Exploration from February 2022 to April 2024. Prior to this role he served as Regional Senior Vice President, Africa since April 2019. Prior to that he served as Regional Project Director for Newmont Australia and as the General Manager of Tanami gold mine where he led a team responsible for improving the operation into a world class asset. He joined Newmont in May 2002 and over his tenure has held a number of roles in Global Program Management,

Business Excellence, Technical Services and Senior Site Leadership roles at several Newmont assets in Australia. Prior to Newmont, Mr. Hardy held positions at Avmin Ltd, De Beers Consolidated Mines and Anglovaal Ltd. Mr. Hardy holds a Bachelor's degree in Mine Engineering from Technikon Witwatersrand, a National Higher Diploma in Metalliferous Mining from the University of Johannesburg as well as Management Certificate of Competencies for Western Australia and South Africa.
Ms. Cmil is Executive Vice President and Chief People Officer of Newmont, positions she has held since October 2019. Prior to that, Ms. Cmil served as Senior Vice President, Human Resources since June 2019 and as Vice President, Talent Management since February 2018. Ms. Cmil first joined Newmont in 2010 as Senior Director, Human Resources. Prior to joining Newmont, Ms. Cmil held leadership positions in human resources across multiple industries, including Vice President of Human Resources at Level 3 Telecommunications, Senior Human Resources Director at KB Home and Human Resources Partner at Sun Microsystems, where she began her career in 1994. Ms. Cmil holds a Bachelor of Science degree from Syracuse University and a Master of Industrial and Labor Relations from Cornell University.
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
Mr. Rodgers is Managing Director of Newmont's Africa, Asia Pacific Business Unit. Prior to that role, he served as Managing Director, APAC beginning in December 2024 until October 2025, and Managing Director, LATAC (Senior Vice President, South America) from October 2022 to August 2024. Mr. Rodgers also served as Senior Vice President, North America from August 2021 to October 2022 and Vice President, Productivity Australia from April 2020 to August 2021. Before joining Newmont, he held a number of senior leadership positions with Rio Tinto and BHP, building a career spanning more than 30 years in the resources sector. Mr. Rodgers holds a Bachelor of Science degree in Mineral Processing (Extractive Metallurgy) from Murdoch University and a Post‑graduate qualification in Mineral Economics from Curtin University, Western Australia School of Mines.
Mr. Thornton is Managing Director of Newmont's Americas Business Unit. Prior to that role, he served as Managing Director, Latin America and Caribbean from August 2024 to October 2025, having previously served as Managing Director, Africa from August 2024 to February 2022 and Vice President, Productivity North America from March 2020 to February 2022. Prior to that he held several operational management roles including Vice President, Operations for USA & Canada; General Manager, Carlin Mine; and Mine Manager, Leeville Mine. Before joining Newmont in 2013, Mr. Thornton held operational and technical leadership roles with Gold Fields and Barrick. He holds a Bachelor’s Degree in Mining Engineering from Curtin University, Western Australia School of Mines, and an Executive MBA from the University of Utah.
Mr. Fry joined Newmont in December 2022 as Senior Vice President, Projects, and was appointed Group Head, Projects in May 2023 and to Group Head, Projects and Studies in January 2026. Prior to joining Newmont, Mr. Fry served in several senior leadership roles at Rio Tinto, including Managing Director, Projects for four years and Managing Director, Project Services prior to that. He also held leadership positions at UGL, Origin Energy, and Energex, bringing extensive experience across major capital projects, engineering, and energy operations. Mr. Fry holds a Master’s Degree in Project Management from the University of Southern Queensland and a Master’s Degree in Finance from the Queensland University of Technology.
The information about directors required by Item 401(a), (d), (e) and (f) of Regulation S-K and contained under the heading “Election of Directors” in the Notice of the 2026 Annual Meeting of Stockholders and 2026 Proxy Statement, to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2026 Annual Stockholders Meeting (the “2026 Proxy Statement”), is incorporated by reference into this annual report on Form 10-K.
The information required by Item 405 of Regulation S-K and contained under the heading “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 406 of Regulation S-K and contained under the heading “Corporate Governance—Code of Conduct” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 407(d)(4) and (5) of Regulation S-K and contained under the heading “Committees of the Board of Directors and Attendance—Committee Memberships” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 408(b) of Regulation S-K and contained under the heading “Executive Compensation Policies and Practices — Restrictions on Trading Stock” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION
The information required by Item 402 of Regulation S-K and contained under the headings “Compensation Discussion and Analysis,” “2025 Executive Compensation Tables,” “Additional Benefits and Tables,” and “Corporate Governance — Director Compensation” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 407(e)(5) of Regulation S-K and contained under the heading “Report of the Leadership Development and Compensation Committee on Executive Compensation” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth at December 31, 2025 information regarding Newmont’s Common Stock that may be issued under Newmont’s equity compensation plans:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b) (1)	(c)
Equity compensation plans approved by security holders (2)	4,661,686	N/A	18,214,007	(3)
Equity compensation plans not approved by security holders	—	N/A	—
____________________________
(1)The weighted average exercise price does not take into account the shares issuable upon vesting of restricted stock units, performance leveraged stock units.
(2)Newmont’s 2020 Stock Incentive Plan was approved by the stockholders on April 21, 2020. A maximum of 20,000,000 shares of Newmont's Common Stock, plus up to 3,644,782 shares available for grant under the 2013 Incentive Plan as of May 1, 2020, were authorized to be issued under the 2013 Stock Incentive Plan at that time. There are currently 18,214,007 shares registered and available to grant under the 2020 Stock Incentive Plan. There are no equity compensation plans not approved by stockholders.
(3)Securities remaining available for future issuance under the 2020 Stock Incentive Plan. No additional grants or awards will be made under any of the Company’s other plans.
The information required by Item 403 of Regulation S-K and contained under the heading “Beneficial Ownership of Common Stock” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 404 of Regulation S-K and contained under the heading “Corporate Governance—Related Person Transactions” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
The information required by Item 407(a) of Regulation S-K and contained under the heading “Proposal One—Election of Directors—Independence of Directors” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A and contained under the heading “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Auditors Fees” in the 2026 Proxy Statement is incorporated by reference into this annual report on Form 10-K.

PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
Financial Statements
The Consolidated Financial Statements, together with the reports of the independent auditors thereon dated February 19, 2026, are included as part of Item 8, Financial Statements and Supplementary Data.
Financial Statement Schedules:
Included on page SCH-2 is Schedule II - Valuation and Qualifying Accounts.
Exhibits:

Exhibit Number		Description

3.1	-
Second Amended and Restated Certificate of Incorporation of Registrant, dated November 3, 2023. Incorporated by reference to Exhibit 3.1 to Registrants’ Form 8-K filed with the Securities and Exchange Commission on November 6, 2023.

3.2	-
By-Laws of the Registrant, amended and restated as of February 19, 2025. Incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025.

4.1	-
Indenture, dated as of March 22, 2005, among the Registrant, Newmont USA Limited and Citibank, N.A. (including the form of notes and form of guarantee under Article 2 thereof). Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

4.2	-
First Supplemental Indenture, dated July 1, 2019, among Registrant, Newmont USA Limited, Nevada Gold Mines LLC and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

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

4.24	-	Description of Securities of Registrant registered under Section 12 of the Securities Exchange Act of 1934, filed herewith.

10.1*	-
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

10.14*	-	Form of 2025 Global Director Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2025.

10.15*	-
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
2025 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.17 to Registrant's Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025.

10.18*	-	2026 Form of Award Agreement used for Executive Officers to grant performance stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.19*	-
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
2025 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to Registrant's Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025.

10.23*	-
2025 Restricted Stock Unit Agreement for Supplemental Restricted Stock Unit Award to Natascha Viljoen, dated May 1, 2025. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on May 2, 2025.

10.24*	-	2026 Form of Award Agreement used globally to grant restricted stock units, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

10.25*	-
Senior Executive Compensation Program of Registrant, effective January 1, 2023. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023.

10.26*	-	2025 Newmont Section 16 Officer Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed with the Securities and Exchange Commission on May 2, 2025.

10.27*	-
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

10.29*	-
Amendment One to the 2012 Executive Change of Control Plan of Newmont, amended and restated by Newmont USA Limited, a wholly owned subsidiary of Registrant, effective January 1, 2020. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020.

10.30*	-
Severance Plan for Section 16 Officers of Newmont, effective January 1, 2025. Incorporated by reference to Exhibit 10.34 to Registrant's Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025.

10.31*	-
Transition Agreement between Newmont Corporation and Tom Palmer dated September 28, 2025. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on September 29, 2025.

10.32*	-
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

10.33	-
2015 Investment Agreement between the Republic of Ghana and Newmont Ghana Gold Limited. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2015.

10.34	-
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

10.35	-
First Amendment Agreement, dated as of March 30, 2021, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 31, 2021.

10.36	-
Second Amendment Agreement, dated as of April 14, 2023, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, and the lenders party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for the period ended March 31, 2023 filed with the Securities and Exchange Commission on April 27, 2023.

10.37	-
Amended and Restated Credit Agreement, dated as of February 15, 2024, to the Credit Agreement, dated as of April 4, 2019, among the Registrant as borrower, the lenders issuing banks party thereto, and Citibank N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on February 22, 2024.

10.38	-
Amended and Restated Limited Liability Company Agreement of Nevada Gold Mines LLC, dated July 1, 2019, among Barrick Gold Corporation, Barrick Nevada Holding LLC, Registrant, Newmont USA Limited and Nevada Gold Mines LLC. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2019.

19	-	Stock Trading Standard of Newmont Corporation. Incorporated by reference to Exhibit 19 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

21	-	Subsidiaries of Newmont Corporation. Incorporated by reference to Exhibit 21 to Registrant’s Form 10-K, filed herewith.

22	-	Subsidiary Co-Issuer and Subsidiary Guarantor, filed herewith.

23.1	-	Consent of Ernst & Young LLP, filed herewith.

23.2	-	Consent of PricewaterhouseCoopers LLP, filed herewith.

23.3	-	Consent of Qualified Person, filed herewith.

23.4	-	Consent of Qualified Person, filed herewith.

24	-	Power of Attorney, filed herewith.

31.1	-
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
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Incorporated by reference to Exhibit 95 to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on April 24, 2025.

96.1	-	Boddington Operations, Western Australia, Technical Report Summary, effective as of December 31, 2025, filed herewith.

96.2	-	Cadia Operations, Australia, Technical Report Summary, effective as of December 31, 2025, filed herewith.

96.3	-	Lihir Operations, Papua New Guinea, Technical Report Summary, effective as of December 31, 2025, filed herewith.

96.4	-	Ahafo Complex, Ghana, Technical Report Summary, effective as of December 31, 2025, filed herewith.

96.5	-
Nevada Gold Mines, Nevada USA, Technical Report Summary, effective as of December 31, 2024. Incorporated by reference to Exhibit 96.3 to Registrant's Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025.

97.1	-
Newmont Corporation Clawback Policy (or the Recovery of Erroneously Awarded Compensation). Incorporated by reference to Exhibit 97.1 to Registrant's Form 10-K filed with the Securities and Exchange Commission on February 21, 2025.

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
Executive Vice President, Chief Legal Officer, and Interim Chief Financial Officer
February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Signature	Title

*	President, Chief Executive Officer and Director
Natascha Viljoen	(Principal Executive Officer)

*	Executive Vice President, Chief Legal Officer, and Interim Chief Financial Officer
Peter I. Wexler	(Principal Financial Officer)

*	Senior Vice President, Global Finance and Chief Accounting Officer
Brian C. Tabolt	(Principal Accounting Officer)

Gregory H. Boyce*	Non-Executive Chair

Bruce R. Brook*	Director

Maura J. Clark*	Director

Harry M. Conger, IV*	Director

Emma FitzGerald*	Director

Sally-Anne Layman*	Director

José Manuel Madero Garza*	Director

René Médori*	Director

Jane Nelson*	Director

Julio M. Quintana*	Director

David Seaton*	Director

*By:	/s/ PETER I. WEXLER
Peter I. Wexler Attorney-in-Fact

SCH- 1

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(dollars in millions except per share)

	Year Ended December 31,
	2025	2024	2023
Deferred Income Tax Valuation Allowance
Balance at beginning of year	$4,363	$4,652	$3,994
Additions due to acquisition of Newcrest	—	168	300
Additions to deferred income tax expense	498	80	565
Reduction of deferred income tax expense	(203)	(382)	(207)
Additions and reductions reflected in other components of the financial statements	124	(155)	—
Balance at end of year	$4,782	$4,363	$4,652
Refer to Note 10 to the Consolidated Financial Statements for additional information.
SCH- 2