Form 10-Q
period 2026-03-31
NEWMONT Corp /DE/
filed 2026-04-23
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 1,067,552,764 shares of common stock outstanding on April 16, 2026.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social and Governance
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
GHG	Greenhouse Gases, which are defined by the EPA as gases that trap heat in the atmosphere
GISTM	Global Industry Standard on Tailings Management
IMF	International Monetary Fund
INDEC	Instituto Nacional de Estadistca y Censos
IFRS	International Financial Reporting Standards
LBMA	London Bullion Market Association
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
NSR	Net Smelter Return
PNG	Papua New Guinea
PSU	Performance Leverage Stock Unit
RSU	Restricted Stock Unit
SAG	Semi-Autogenous Grinding
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
TARP	Taxable Australian Real Property
TSF	Tailings Storage Facility
UN	The United Nations
UOP	Units of Production
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended March 31,
	2026	2025
Financial Results:
Sales	$7,307	$5,010
Gold	$6,036	$4,245
Copper	$378	$354
Silver	$658	$188
Lead	$52	$42
Zinc	$183	$181
Costs applicable to sales (1)	$1,937	$2,106
Gold	$1,610	$1,769
Copper	$98	$144
Silver	$145	$62
Lead	$17	$21
Zinc	$67	$110
Net income (loss)	$3,328	$1,902
Net income (loss) attributable to Newmont stockholders	$3,262	$1,891
Net income (loss) attributable to Newmont stockholders per common share, diluted:	$3.00	$1.68
Adjusted net income (loss) (2)	$3,156	$1,404
Adjusted net income (loss) per share, diluted (2)	$2.90	$1.25
Earnings before interest, taxes and depreciation and amortization (2)	$5,254	$3,143
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$5,154	$2,629
Net cash provided by (used in) operating activities	$3,785	$2,031
Free cash flow (2)	$3,144	$1,205
Cash dividends paid per common share in the period ended March 31,	$0.26	$0.25
Cash dividends declared per common share for the period ended March 31,	$0.26	$0.25
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended March 31,
	2026	2025
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,231	1,460
Sold	1,232	1,442

Attributable gold ounces (thousands):
Attributable to Newmont	1,209	1,445
Pueblo Viejo (40%)	54	49
Fruta del Norte (1)	38	43
Produced	1,301	1,537
Sold (2)	1,211	1,430

Consolidated and attributable gold equivalent ounces - other metals (thousands):
Produced	258	348
Sold	261	368

Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	67	76
Tonnes (thousands)	30	35
Sold copper:
Pounds (millions)	67	76
Tonnes (thousands)	30	35
Produced silver (million ounces)	9	6
Sold silver (million ounces)	10	6
Produced lead:
Pounds (millions)	60	49
Tonnes (thousands)	27	22
Sold lead:
Pounds (millions)	62	47
Tonnes (thousands)	28	21
Produced zinc:
Pounds (millions)	138	131
Tonnes (thousands)	62	59
Sold zinc:
Pounds (millions)	127	161
Tonnes (thousands)	58	73

Average realized price:
Gold (per ounce)	$4,900	$2,944
Copper (per pound)	$5.68	$4.65
Copper (per tonne)	$12,527	$10,254
Silver (per ounce)	$66.78	$30.12
Lead (per pound)	$0.84	$0.89
Lead (per tonne)	$1,856	$1,957
Zinc (per pound)	$1.44	$1.13
Zinc (per tonne)	$3,184	$2,483

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended March 31,
	2026	2025
Operating Results (continued):
Consolidated costs applicable to sales: (3)(4)
Gold (per ounce)	$1,307	$1,227
Gold equivalent ounces - other metals (per ounce)	$1,250	$915
Copper (per tonne)	$3,273	$4,182
Silver (per ounce)	$15	$10
Lead (per tonne)	$590	$997
Zinc (per tonne)	$1,156	$1,499

All-in sustaining costs: (5)
Gold (per ounce)	$1,709	$1,651
Gold equivalent ounces - other metals (per ounce)	$1,734	$1,275
Copper (per tonne)	$4,816	$6,014
Silver (per ounce)	$19	$13
Lead (per tonne)	$733	$1,185
Zinc (per tonne)	$1,523	$2,026
____________________________
(1)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc., in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag.
(2)Attributable gold ounces sold excludes ounces related to the Pueblo Viejo mine and the Fruta del Norte mine.
(3)Excludes Depreciation and amortization and Reclamation and remediation.
(4)Calculated by dividing the costs applicable to sales of gold and other metals by gold ounces or gold equivalent ounces sold, respectively.
(5)All AISC figures are presented on a co-product basis; costs are allocated to co-product metals based upon the relative sales value, determined using GEO pricing, of gold and other metals produced during the period. Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

First Quarter 2026 Highlights (dollars in millions, except per share, per ounce, per pound, and per tonne amounts, unless otherwise noted)
•Net income: Reported Net income (loss) attributable to Newmont stockholders of $3,262 or $3.00 per diluted share, an increase of $1,371 from the prior-year quarter is primarily due to a net increase in Sales, largely reflecting increased average realized gold and silver prices, and lower Costs applicable to sales, primarily due to the impact from divestitures. These favorable impacts were partially offset by higher Income and mining tax benefit (expense) and a decrease in (Gain) loss on sale of assets held for sale due to the completion of our divestment program in 2025.
•Adjusted net income: Reported Adjusted net income (loss) of $3,156 or $2.90 per diluted share, an increase of $1.65 per diluted share from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $5,154 in Adjusted EBITDA, an increase of 96% from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $3,785 for the three months ended March 31, 2026, an increase of 86% from the prior year, and Free cash flow of $3,144 for the three months ended March 31, 2026 (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Portfolio updates: Received cash proceeds of $358 related to the equity sales of Greatland Resources Limited and SolGold plc and deferred consideration related to the Musselwhite and CC&V divestments.
•Attributable production: Produced 1.3 million attributable ounces of gold and 258 thousand attributable gold equivalent ounces from co-products (30 thousand tonnes of copper, 9 million ounces of silver, 27 thousand tonnes of lead, and 62 thousand tonnes of zinc).
•Financial strength: Ended the quarter with $8,775 of consolidated cash and $12,775 of total liquidity; redeemed $42 of senior notes and repurchased $1,895 of common stock. In April, settled an additional $556 of share repurchases, declared a dividend of $0.26 per share, and authorized an additional $6,000 stock repurchase program.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in millions except per share)

	Three Months Ended March 31,
	2026	2025
Sales (Note 5)	$7,307	$5,010

Costs and expenses:
Costs applicable to sales (1)	1,937	2,106
Depreciation and amortization	632	593
Reclamation and remediation (Note 6)	78	93
Exploration	51	49
Advanced projects, research and development	45	43
General and administrative	79	110
(Gain) loss on sale of assets held for sale (Note 3)	—	(276)
Other expense, net (Note 7)	19	43
	2,841	2,761
Other income (expense):
Other income (loss), net (Note 8)	156	301
Interest expense, net of capitalized interest	(39)	(79)
	117	222
Income (loss) before income and mining tax and other items	4,583	2,471
Income and mining tax benefit (expense) (Note 9)	(1,404)	(647)
Equity income (loss) of affiliates (Note 12)	149	78
Net income (loss)	3,328	1,902
Net loss (income) attributable to noncontrolling interests (2)	(66)	(11)
Net income (loss) attributable to Newmont stockholders	$3,262	$1,891

Weighted average common shares:
Basic	1,085	1,126
Effect of employee stock-based awards	2	1
Diluted	1,087	1,127

Net income (loss) attributable to Newmont stockholders per common share:
Basic	$3.01	$1.68
Diluted	$3.00	$1.68
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Relates to the Suriname Gold project C.V. (“Merian”) reportable segment.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$3,328	$1,902
Other comprehensive income (loss):
Change in cash flow hedges, net of tax	18	60
Other adjustments, net of tax	1	(4)
Other comprehensive income (loss)	19	56
Comprehensive income (loss)	$3,347	$1,958

Comprehensive income (loss) attributable to:
Newmont stockholders	$3,281	$1,947
Noncontrolling interests	66	11
	$3,347	$1,958
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in millions)

	At March 31, 2026	At December 31, 2025
ASSETS
Cash and cash equivalents	$8,775	$7,647
Trade receivables (Note 5)	1,137	1,067
Investments (Note 12)	4	594
Inventories (Note 13)	1,501	1,512
Stockpiles and ore on leach pads (Note 14)	1,211	1,177
Other receivables	538	678
Other current assets	345	391
Current assets	13,511	13,066
Property, plant and mine development, net	33,323	33,310
Investments (Note 12)	4,187	4,186
Stockpiles and ore on leach pads (Note 14)	2,538	2,410
Deferred income tax assets	32	45
Goodwill	2,658	2,658
Other non-current assets	1,421	1,446
Total assets	$57,670	$57,121

LIABILITIES
Accounts payable	$828	$816
Employee-related benefits	795	898
Income and mining taxes payable	1,377	1,188
Lease and other financing obligations	116	118
Other current liabilities ($339 valued under fair value option at December 31, 2025) (Note 16)	2,415	2,692
Current liabilities	5,531	5,712
Debt (Note 15)	5,079	5,115
Lease and other financing obligations	337	356
Reclamation and remediation liabilities (Note 6)	6,169	6,297
Deferred income tax liabilities	3,948	4,045
Employee-related benefits	604	634
Silver streaming agreement	572	598
Other non-current liabilities (Note 16)	332	322
Total liabilities	22,572	23,079

Commitments and contingencies (Note 18)

EQUITY
Common stock	1,727	1,753
Treasury stock	(346)	(301)
Additional paid-in capital	28,417	28,847
Accumulated other comprehensive income (loss) (Note 17)	156	137
Retained earnings	4,972	3,431
Newmont stockholders' equity	34,926	33,867
Noncontrolling interests	172	175
Total equity	35,098	34,042
Total liabilities and equity	$57,670	$57,121
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in millions)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$3,328	$1,902
Non-cash adjustments:
Depreciation and amortization	632	593
(Gain) loss on sale of assets held for sale	—	(276)
Change in fair value of investments and options	(87)	(291)
Reclamation and remediation	75	89
Deferred income taxes	(45)	125
Other non-cash adjustments	84	30
Change in operating assets and liabilities:
Trade and other receivables	70	228
Inventories, stockpiles and ore on leach pads	(152)	(175)
Other assets	(11)	(9)
Accounts payable	18	(69)
Reclamation and remediation liabilities	(209)	(95)
Accrued tax liabilities (1)	200	91
Other accrued liabilities	(118)	(112)
Net cash provided by (used in) operating activities	3,785	2,031

Investing activities:
Additions to property, plant and mine development	(641)	(826)
Proceeds from sales of investments	257	7
Proceeds from sales of mining operations and other assets, net	91	1,684
Return of investment from equity method investees	26	20
Contributions to equity method investees	(25)	(31)
Other	(10)	(116)
Net cash provided by (used in) investing activities	(302)	738

Financing activities:
Repurchases of common stock	(1,895)	(348)
Dividends paid to common stockholders	(282)	(282)
Distributions to noncontrolling interests	(105)	(44)
Repayment of debt	(39)	(985)
Funding from noncontrolling interests	35	39
Payments on lease and other financing obligations	(27)	(23)
Other	(44)	(19)
Net cash provided by (used in) financing activities	(2,357)	(1,662)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(5)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	1,127	1,102
Change in cash and restricted cash reclassified to assets held for sale (2)	—	(22)
Net change in cash, cash equivalents and restricted cash	1,127	1,080
Cash, cash equivalents and restricted cash at beginning of period	7,684	3,650
Cash, cash equivalents and restricted cash at end of period	$8,811	$4,730

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in millions)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,775	$4,698
Restricted cash included in other current assets	3	1
Restricted cash included in other non-current assets	33	31
Total cash, cash equivalents and restricted cash	$8,811	$4,730
____________________________
(1)Includes $1,268 and $465 of cash payments for income and mining taxes, net of refunds, for the three months ended March 31, 2026 and 2025, respectively.
(2)During the first quarter of 2024, certain non-core assets were determined to meet the criteria for assets held for sale. As a result, at March 31, 2025 the related assets, including $67 of Cash and cash equivalents and $93 of restricted cash, included in Other current assets and Other non-current assets, were reclassified to Assets held for sale. At March 31, 2026, no amounts relating to Cash and cash equivalents and restricted cash remained in Assets held for sale. Refer to Note 3 for additional information.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, dollars in millions except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,096	$1,753	(7)	$(301)	$28,847	$137	$3,431	$175	$34,042
Net income (loss)	—	—	—	—	—	—	3,262	66	3,328
Other comprehensive income (loss)	—	—	—	—	—	19	—	—	19
Dividends declared (1)	—	—	—	—	—	—	(281)	—	(281)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(105)	(105)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	36	36
Repurchase and retirement of common stock (2)(3)	(17)	(28)	—	—	(446)	—	(1,440)	—	(1,914)
Withholding of employee taxes related to stock-based compensation	—	—	—	(45)	—	—	—	—	(45)
Stock-based awards and related share issuances	1	2	—	—	16	—	—	—	18
Balance at March 31, 2026	1,080	$1,727	(7)	$(346)	$28,417	$156	$4,972	$172	$35,098
____________________________
(1)Cash dividends paid per common share were $0.26 for the three months ended March 31, 2026.
(2)As of March 31, 2026, the Company has accrued for excise tax on share repurchases of $19, included in Other non-current liabilities.
(3)An additional $556 of common stock was repurchased and retired subsequent to March 31, 2026 through the date of filing.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,134	$1,813	(7)	$(278)	$29,808	$(95)	$(1,320)	$181	$30,109
Net income (loss)	—	—	—	—	—	—	1,891	11	1,902
Other comprehensive income (loss)	—	—	—	—	—	56	—	—	56
Dividends declared (1)	—	—	—	—	—	—	(280)	—	(280)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	35	35
Repurchase and retirement of common stock	(8)	(12)	—	—	(201)	—	(138)	—	(351)
Withholding of employee taxes related to stock-based compensation	—	—	—	(15)	—	—	—	—	(15)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2025	1,127	$1,803	(7)	$(293)	$29,624	$(39)	$153	$183	$31,431
____________________________
(1)Cash dividends paid per common share were $0.25 for the three months ended March 31, 2025.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation, and its subsidiaries (collectively, “Newmont,” “we,” “us,” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2025, as filed with the SEC on February 19, 2026 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements, and in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.
Reportable Segments
In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project, and all activity was included in the Ahafo South reportable segment up to the date of commercial production. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes. Refer to Note 4 for further information.
Divestiture of Non-Core Assets
The Company completed the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025, and the sale of the Coffee development project in the fourth quarter of 2025. Refer to Note 3 for further information on divestitures.
NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and Uncertainties
As a global mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing commodity prices, primarily for gold, as well as copper, silver, lead, and zinc. Commodity markets have been historically very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or unfavorable movement in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital, and the economic viability of mineral reserves. The carrying values of the Company’s Property, plant and mine development, net; Inventories; Stockpiles and ore on leach pads; Investments; Deferred income tax assets; and Goodwill are particularly sensitive to commodity price assumptions. A decline in the Company’s commodity price outlook could result in material impairment charges related to these assets.
The Company's global operations expose it to risks arising from public health crises, macroeconomic conditions, including inflationary pressures and related monetary policy actions, and geopolitical developments. Ongoing or escalating geopolitical tensions and military activity, including military operations in Iran, Ukraine, and Venezuela, as well as the potential for additional conflicts, war, or civil unrest, may disrupt global supply chains, including cost and supply of critical materials, increase in fuel, energy, and transportation and other operating costs, and contribute to volatility in labor, financial, and commodity markets.
Additional factors that could have short- and, possibly, long-term material adverse impacts on the Company include continued volatility in commodity prices; changes in equity and debt markets or country-specific factors affecting discount rates; significant cost inflation impacting production, capital expenditures, and asset retirement costs; logistical constraints; energy market disruptions; workforce interruptions; and uncertainties related to the costs, timing, and execution of projects.
Refer to Note 18 and Part II, Item 1A Risk Factors below for further information on risks and uncertainties that could have a potential impact on the Company as well as Note 2 to the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026.
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
NOTE 3     DIVESTITURES
The Company completed the sale of certain non-core assets which included the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025, and the sale of the Coffee development project in the fourth quarter of 2025. Prior to completion of the sale, the non-core assets were presented as held for sale and recorded at the lower of their carrying value or fair value, less costs to sell. These assets were periodically revalued until sale occurred with any resulting gain or loss recognized in (Gain) loss on sale of assets held for sale. Additionally, gains or losses recognized on the completion of the sale were recognized in (Gain) loss on sale of assets held for sale. At December 31, 2025, no assets remained held for sale.
Gains recognized on the completed sales during the three months ended March 31, 2025 are summarized in the table below; value of consideration received and indemnifications provided represent the value at the time of close.

	CC&V	Musselwhite	Éléonore	Total
Cash received, net of working capital adjustments	$109	$799	$784	$1,692
Deferred consideration received	154	14	—	168
Equity consideration	—	—	—	—
Value of consideration received	263	813	784	1,860

Less: Carrying value of net assets divested	(196)	(794)	(612)	(1,602)
Less: Indemnification provided	(65)	—	—	(65)

Gain on completed sales (1)	$2	$19	$172	$193
____________________________
(1)Recognized in (Gain) loss on sale of assets held for sale.
CC&V. Sale of the CC&V reportable segment to SSR Mining Inc. ("SSR") closed on February 28, 2025. The deferred consideration consisted of $175 receivable in two installments of $87.5 upon certain regulatory approvals. In the first quarter of 2026, the Company received the first deferred payment of $87.5. The second deferred payment, contingent on certain regulatory approvals, does not meet the definition of a derivative asset and is considered to be a financial asset and is included in Other non-current assets. The indemnification consists of a guarantee in which the Company will indemnify SSR for 90% of certain closure costs over $500 related to the Company’s historical mining activities with no limitation to the maximum potential future payments. The Company has an opportunity to fully settle the indemnification at certain milestones through a one-time lump sum payment. The indemnification is included in Other non-current liabilities.
Musselwhite. Sale of the Musselwhite reportable segment to Orla Mining Ltd closed on February 28, 2025. The deferred consideration consists of $40 receivable in two installments of $20 on the first and second year anniversary of the close date, dependent on the average spot gold price over the respective period. The first deferred payment of $20 was received in the first quarter of 2026. The second deferred payment meets the definition of a derivative asset and is included as contingent consideration in Other current assets.
Éléonore. Sale of the Éléonore reportable segment to Dhilmar Ltd closed on February 28, 2025.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(Gain) loss on sale of assets held for sale consisted of the following:

	Three Months Ended March 31,
	2026	2025
(Gain) on completed sales	$—	$(193)
(Reversal of write-downs) write-downs on assets held for sale	—	(76)
Tax impact	—	(17)
Other (1)	—	10
	$—	$(276)
____________________________
(1)Primarily consists of the impact of finalization of certain working capital adjustments on completed sales, and certain costs incurred under the transitional services support agreements.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). The Company's 13 reportable segments consist of each of its 12 mining operations that it manages and its 38.5% proportionate interest in Nevada Gold Mines ("NGM"), which it does not directly manage. Newmont consolidates Suriname Gold project C.V. (“Merian”) through its wholly-owned subsidiary, Newmont Suriname LLC., as the primary beneficiary of Merian, which is a variable interest entity.
With respect to NGM, Newmont gave notice to Barrick and the NGM Board of Managers in the first quarter of 2026 that it has identified evidence of mismanagement at NGM, including diversion of resources from NGM to the benefit of Barrick’s wholly-owned property Fourmile and Barrick, and that it was exercising its contractual inspection and audit rights.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The financial information relating to the Company’s segments is as follows:

Three Months Ended March 31, 2026	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir	$562	$176	$45	$4	$2	$(3)	$338	$5,860	$22
Cadia:
Gold	480	101	41
Copper	265	61	25
Total Cadia	745	162	66	1	7	20	489	6,829	163
Tanami	434	98	31	1	2	20	282	2,851	145
Boddington:
Gold	489	137	27
Copper	36	11	2
Total Boddington	525	148	29	4	1	13	330	2,381	35
Ahafo South	597	212	42	2	9	1	331	2,023	33
Ahafo North	317	75	20	—	2	—	220	1,214	29
Merian	409	111	20	1	6	—	271	920	15
Cerro Negro	264	66	33	2	5	3	155	1,948	25
Yanacocha	677	140	29	39	3	(14)	480	2,389	1
Peñasquito:
Gold	287	68	29
Silver	658	145	63
Lead	52	17	7
Zinc	183	67	22
Total Peñasquito	1,180	297	121	9	3	(4)	754	4,794	32
Red Chris
Gold	68	22	9
Copper	77	26	11
Total Red Chris	145	48	20	2	2	3	70	2,653	33
Brucejack	281	98	41	1	3	1	137	2,594	16
Non-managed
NGM	1,171	306	122	3	9	(3)	734	7,430	102
Total Reportable Segments	7,307	1,937	619	69	54	37	4,591	43,886	651
Corporate and Other	—	—	13	9	42	(56)	(8)	13,784	5
Consolidated	$7,307	$1,937	$632	$78	$96	$(19)	$4,583	$57,670	$656
____________________________
(1)Other Segment Expenses (Income) for all reportable segments includes General and administrative, Other expense, net, Other income (loss), net, and Interest expense, net of capitalized interest, which are primarily incurred at the non-operating segment Corporate and Other. Refer to Notes 7 and 8, for further information on Other expense, net and Other income (loss), net, respectively.
(2)Consolidated capital expenditures on a cash basis were $641 reflecting non-cash adjustments and hedge impacts of $15.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Three Months Ended March 31, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir	$455	$161	$40	$3	$1	$5	$245	$5,655	$45
Cadia:
Gold	316	77	33
Copper	211	71	30
Total Cadia	527	148	63	1	—	19	296	6,315	129
Tanami	210	82	25	1	2	1	99	2,350	131
Boddington:
Gold	414	167	29
Copper	74	38	7
Total Boddington	488	205	36	4	3	2	238	2,402	42
Ahafo South (3)	574	247	49	2	8	(7)	275	1,892	42
Ahafo North (3)	—	—	—	—	2	—	(2)	825	71
Merian	141	72	15	1	7	—	46	956	15
Cerro Negro	108	78	28	1	5	4	(8)	1,832	48
Yanacocha	279	93	26	45	1	6	108	1,929	4
Peñasquito:
Gold	366	106	47
Silver	188	62	28
Lead	42	21	10
Zinc	181	110	45
Total Peñasquito	777	299	130	5	4	1	338	4,700	25
Red Chris:
Gold	45	16	5
Copper	69	35	11
Total Red Chris	114	51	16	2	2	(1)	44	2,614	27
Brucejack	133	83	46	1	2	4	(3)	2,653	16
Non-managed
NGM	626	308	97	3	2	1	215	7,465	102
Held for sale (4)
Porcupine	145	63	1	5	1	(92)	167	1,302	44
Akyem	113	90	3	4	—	2	14	794	8
Total Reportable Segments	4,690	1,980	575	78	40	(55)	2,072	43,684	749
Corporate and Other	—	—	16	11	50	(98)	21	11,835	2
Divested (4)
CC&V	88	39	2	2	—	(3)	48	—	5
Musselwhite	94	33	—	1	—	(18)	78	—	14
Éléonore	138	54	—	1	2	(171)	252	—	12
Consolidated	$5,010	$2,106	$593	$93	$92	$(345)	$2,471	$55,519	$782
____________________________
(1)Other Segment Expenses (Income) includes (Gain) loss on sale of assets held for sale, Other expense, net, and Other income (loss), net. Refer to Notes 3, 7 and 8, respectively, for further information. Additionally, Other Segment Expenses (Income) includes General and administrative, and Interest expense, net of capitalized interest, which along with Other income (loss), net, are primarily incurred at the non-operating segment Corporate and Other.
(2)Consolidated capital expenditures on a cash basis were $826 reflecting non-cash adjustments and hedge impacts of $44.
(3)In the fourth quarter of 2025, the Ahafo North development project achieved commercial production resulting in designation as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project, and all activity was included in the Ahafo South reportable segment. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes.
(4)Refer to Note 3 for information on the Company's divestitures. The Coffee development project disposal group is included in Corporate and Other.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following table presents the Company’s Sales by mining operation, product, and inventory type:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Managed
Lihir	$562	$—	$562	$455	$—	$455
Cadia:
Gold	67	413	480	30	286	316
Copper	—	265	265	—	211	211
Total Cadia	67	678	745	30	497	527
Tanami	434	—	434	210	—	210
Boddington:
Gold	133	356	489	94	320	414
Copper	—	36	36	—	74	74
Total Boddington	133	392	525	94	394	488
Ahafo South	597	—	597	574	—	574
Ahafo North (1)	317	—	317	—	—	—
Merian	408	1	409	137	4	141
Cerro Negro	264	—	264	108	—	108
Yanacocha	659	18	677	270	9	279
Peñasquito:
Gold	—	287	287	—	366	366
Silver (2)	—	658	658	—	188	188
Lead	—	52	52	—	42	42
Zinc	—	183	183	—	181	181
Total Peñasquito	—	1,180	1,180	—	777	777
Red Chris:
Gold	—	68	68	—	45	45
Copper	—	77	77	—	69	69
Total Red Chris	—	145	145	—	114	114
Brucejack	211	70	281	87	46	133
Non-managed
NGM (3)	1,124	47	1,171	587	39	626
Divested (4)
CC&V	—	—	—	88	—	88
Musselwhite	—	—	—	94	—	94
Porcupine	—	—	—	145	—	145
Éléonore	—	—	—	138	—	138
Akyem	—	—	—	113	—	113
Consolidated	$4,776	$2,531	$7,307	$3,130	$1,880	$5,010
____________________________
(1)In the fourth quarter of 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment.
(2)Silver sales from concentrate includes $29 and $19 related to non-cash amortization of the silver streaming agreement liability for the three months ended March 31, 2026 and 2025, respectively.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,128 and $589 for the three months ended March 31, 2026 and 2025, respectively.
(4)The Company completed the sale of CC&V, Musselwhite, and Éléonore in the first quarter of 2025, and Porcupine and Akyem in the second quarter of 2025. Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Trade Receivables and Provisional Sales
At March 31, 2026 and December 31, 2025, Trade receivables consisted primarily of sales from provisionally priced concentrate and other production. Changes in pricing on provisional sales resulted in an increase to Sales of $124 and $139 for the three months ended March 31, 2026 and 2025, respectively.
At March 31, 2026, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Provisionally priced sales subject to final pricing (1)(2)	131	75	9	58	105
Average provisional price (per ounce/pound)	$4,657	$5.55	$74.77	$0.85	$1.47
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended March 31,
	2026	2025
Reclamation adjustments and other	$1	$1
Reclamation accretion	72	87
Reclamation expense	73	88

Remediation adjustments and other	3	3
Remediation accretion	2	2
Remediation expense	5	5
Reclamation and remediation	$78	$93
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2026	2025	2026	2025
Balance at January 1,	$6,800	$7,015	$390	$370
Divestitures (1)	—	(4)	—	—
Payments, net	(203)	(87)	(6)	(8)
Accretion expense	72	87	2	2
Reclassification to Liabilities held for sale (1)	—	(8)	—	—
Balance at March 31,	$6,669	$7,003	$386	$364
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	At March 31, 2026			At December 31, 2025
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$822	$64	$886	$829	$64	$893
Non-current (2)	5,847	322	6,169	5,971	326	6,297
Total (3)	$6,669	$386	$7,055	$6,800	$390	$7,190
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities; refer to Note 16 for further information.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $3,755 and $3,906 related to Yanacocha at March 31, 2026 and December 31, 2025, respectively.
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
Included in Other non-current assets at March 31, 2026 and December 31, 2025 are $32 and $33, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations primarily related to Ahafo South and San Jose Reservoir at Yanacocha.
Included in Other non-current assets at March 31, 2026 and December 31, 2025 are $14 and $13, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations primarily related to San Jose Reservoir at Yanacocha.
Refer to Note 18 for further discussion of reclamation and remediation matters.
NOTE 7     OTHER EXPENSE, NET

	Three Months Ended March 31,
	2026	2025
Impairment charges	$9	$15
Restructuring and severance	6	9
Settlement costs	(2)	3
Newcrest transaction and integration costs	—	4
Other	6	12
Other expense, net	$19	$43
NOTE 8     OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2026	2025
Change in fair value of investments and options	$87	$291
Interest income	84	41
Foreign currency exchange, net	(36)	(20)
Gain (loss) on debt extinguishment (Note 15)	1	(10)
Gain (loss) on asset and investment sales	—	(5)
Other	20	4
Other income (loss), net	$156	$301

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended March 31, (1)
	2026		2025
Income (loss) before income and mining tax and other items		$4,583		$2,471

U.S. Federal statutory tax rate	21%	962	21%	519
Reconciling items:
Change in valuation allowance on deferred tax assets	(2)	(111)	(8)	(197)
Foreign rate differential (2)	8	381	7	180
Mining and other taxes (net of associated federal benefit)	3	144	3	63
Tax impact of foreign exchange	1	24	—	(8)
Akyem recognition of DTL for assets held for sale	—	—	—	2
Tax impact of divestitures (3)	—	—	3	83
Other	—	4	—	5
Income and mining tax expense (benefit)	31%	$1,404	26%	$647
____________________________
(1)Tax rates may not recalculate due to rounding.
(2)Includes impact of increase in corporate tax rate at Ghana from 32.5% to 35% effective January 1, 2026, as a result of the expiration of the Revised Investment Agreement.
(3)Refer to Note 3 for information on the Company's divestitures.
NOTE 10     FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) or nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 to the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$8,775	$8,775	$—	$—
Restricted cash	36	36	—	—
Trade receivables from provisional concentrate sales	1,081	—	1,081	—
Marketable equity and other securities (Note 12)	232	232	—	—
Restricted marketable debt and other securities (Note 6)	14	14	—	—
Derivative assets (Note 11)	256	—	80	176
	$10,394	$9,057	$1,161	$176
Liabilities:
Debt (Note 15) (2)	$5,156	$—	$5,156	$—
Derivative liabilities (Note 11)	3	—	3	—
	$5,159	$—	$5,159	$—

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$7,647	$7,647	$—	$—
Restricted cash	37	37	—	—
Trade receivables from provisional concentrate sales	1,064	—	1,064	—
Long-lived assets	78	—	—	78
Marketable equity and other securities (Note 12)	740	740	—	—
Restricted marketable debt and other securities (Note 6)	13	13	—	—
Derivative assets (Note 11)	262	—	60	202
	$9,841	$8,437	$1,124	$280
Liabilities:
Debt (Note 15) (2)	$5,283	$—	$5,283	$—
Derivative liabilities (Note 11)	1	—	1	—
Other liabilities	339	—	339	—
	$5,623	$—	$5,623	$—
____________________________
(1)Cash and cash equivalents includes short-term deposits that have an original maturity of three months or less.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,079 and $5,115 at March 31, 2026 and December 31, 2025, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at March 31, 2026 and December 31, 2025:

Description	At March 31, 2026	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Derivative assets:
Hedging instruments	$156	Income approach	Forward power prices	A$38 - A$605	7.00%
Contingent consideration assets	$20	Income approach	Forward gold prices	$4,349	—%

Description	At December 31, 2025	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Long-lived assets	$78	Market-based approach	Various (1)	Various (1)
Derivative assets:
Hedging instruments	$162	Income approach	Forward power prices	A$37 - A$703	7.00%
Contingent consideration assets	$40	Income approach	Forward gold prices	$4,254	—%
____________________________
(1)Comprised of the nonrecurring impairment charge incurred on the Yanacocha Sulfides project equipment for the year ended December 31, 2025. The significant input to the fair value measurement included an estimated recoverability percentage of the original purchase order value of the equipment expected to be realized upon sale, which was based on completed sales up to December 31, 2025.
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets	Total Assets
Fair value at December 31, 2025	$202	$202
Settlements (1)	(20)	(20)
Fair value changes in Other comprehensive income (loss)	(6)	(6)
Fair value at March 31, 2026	$176	$176

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2024	$142	$142	$6	$6
Acquired through divestments (2)	168	168	—	—
Fair value changes in Other comprehensive income (loss)	43	43	(1)	(1)
Fair value changes in Other income (loss), net	10	10	—	—
Fair value at March 31, 2025	$363	$363	$5	$5
____________________________
(1)In the first quarter of 2026, the Company received the first deferred payment of $20 related to the sale of the Musselwhite reportable segment. Refer to Note 3 for further information.
(2)The Company acquired contingent consideration assets as part of the divestitures that occurred in 2025. Refer to Note 3 for further information.
NOTE 11     DERIVATIVE INSTRUMENTS

	At March 31, 2026	At December 31, 2025
Current derivative assets: (1)
Hedging instruments:
Foreign currency cash flow hedges	$80	$60
Cadia PPA cash flow hedge	3	7
	83	67
Contingent consideration assets	20	20
	$103	$87
Non-current derivative assets: (2)
Hedging instruments:
Cadia PPA cash flow hedge	$153	$155
Contingent consideration assets	—	20
	$153	$175
Current derivative liabilities: (3)
Hedging instruments:
Foreign currency cash flow hedges	$3	$1
	$3	$1
____________________________
(1)Included in Other current assets.
(2)Included in Other non-current assets.
(3)Included in Other current liabilities.
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
Foreign Currency Cash Flow Hedges
The Company has implemented various hedge programs in which fixed forward contracts have been entered into to mitigate variability in the USD-functional cash flows associated with specific expenditures. These fixed forward contracts have been designated as foreign currency cash flow hedges for the related forecasted expenditures and were transacted for risk management purposes. Refer to the table below for a summary of these programs at March 31, 2026:

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	AUD-denominated capital expenditures	AUD-denominated operating expenditures	CAD-denominated operating expenditures
Status:	Active	Active	Active
Amount entered into:	A$1,734	A$4,002	C$1,088
Cash flow type:	Capital expenditures for construction and development	Operating expenditures	Operating expenditures
Incurred in the periods of:	October 2024 through December 2026	October 2024 through December 2026	October 2024 through December 2026
Related to:	Tanami Expansion 2 project; Cadia PC1-2 and PC2-3 ("Cadia Panel Caves"); and Cadia Tailings Project ("Cadia Tails")	Boddington, Tanami, and Cadia operating mines located in Australia	Brucejack and Red Chris operating mines located in Canada
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings during the period in which the hedged transaction impacts earnings and is presented in the same statement of operations line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts will be reclassified to earnings immediately. Amounts related to capital expenditures recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Depreciation and amortization after the respective project reaches commercial production. Amounts related to operating expenditures recorded in Accumulated other comprehensive income (loss) are reclassified to earnings through Costs applicable to sales in the period that the operating expenditures are incurred.
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
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and will be reclassified to earnings during the period in which the hedged transaction impacts earnings and is presented in the same statement of operations line item as the earnings effect of the hedged item. If the underlying hedge transaction becomes probable of not occurring, the related amounts in Accumulated other comprehensive income (loss) will be reclassified to earnings immediately. Amounts recorded in Accumulated other comprehensive income (loss) will be reclassified to earnings through Costs applicable to sales in the period in which the related hedged electricity is purchased, which began in July 2024.
The following table provides the losses (gains) recognized in earnings related to the Company's derivative instruments designated for hedging:

	Three Months Ended March 31,
	2026	2025
(Gain) loss on cash flow hedges:
Foreign currency cash flow hedges (1)	$(18)	$22
Cadia PPA cash flow hedge (2)	2	3
Interest rate contracts (3)	1	1
	$(15)	$26
____________________________
(1)As of March 31, 2026, a gain of $58 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months. The actual amounts that will be reclassified to earnings will vary due to future foreign currency exchange rates.
(2)As of March 31, 2026, a loss of $10 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months, which includes amounts related to the initial fair value that are reclassified from Accumulated other comprehensive income (loss) to earnings on a systematic basis over the 15-year term. The actual amounts that will be reclassified to earnings will vary due to future power prices and power generation volumes.
(3)As of March 31, 2026, amounts remaining in Accumulated other comprehensive income (loss) fully relate to the interest rate contracts on the 2042 Senior Notes with the related losses to be reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net of capitalized interest over the term of the notes. A loss of $3 is expected to be reclassified into earnings over the next 12 months. The actual amounts that will be reclassified to earnings could vary upon repurchase or exchange of the related long-term debt prior to maturity.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12     INVESTMENTS

	At March 31, 2026	At December 31, 2025
Current investments:
Marketable equity securities (1)(2)	$4	$594

Non-current investments:
Marketable equity and other securities (3)	$253	$171

Equity method investments (% ownership):
Pueblo Viejo Mine (40%)	1,521	1,584
NuevaUnión Project (50%)	974	973
Lundin Gold (32%)	879	905
Norte Abierto Project (50%)	560	553
	3,934	4,015
	$4,187	$4,186
____________________________
(1)In the first quarter of 2026, the Company sold the remaining Greatland Resources Limited ("Greatland") shares for $134 as a result of the Greatland option being exercised. Refer to Note 16 for further information.
(2)In the first quarter of 2026, the Company sold its investment in SolGold plc for net proceeds of $116.
(3)Includes $25 accounted for under the measurement alternative.
Equity Method Investments
The following table provides the income (loss) from the Company's equity method investments, recognized in Equity income (loss) of affiliates:

	Three Months Ended March 31,
	2026	2025
Pueblo Viejo (40%)	$88	$44
Lundin Gold (32%)	63	27
Other	(2)	7
	$149	$78
Pueblo Viejo
As of March 31, 2026 and December 31, 2025, the Company had outstanding stockholder loans to Pueblo Viejo of $489 and $518, which includes accrued interest of $40 and $60, respectively, included in the Pueblo Viejo equity method investment.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $278 and $155 for the three months ended March 31, 2026 and 2025, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amounts are immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of March 31, 2026 or December 31, 2025.
Lundin Gold
Lundin Gold is accounted for on a quarterly lag. At March 31, 2026, the calculated fair value, based on quoted closing prices of publicly traded shares, of the Company's investment in Lundin Gold was $5,889.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 13     INVENTORIES

	At March 31, 2026	At December 31, 2025
Materials and supplies	$1,074	$1,060
In-process	165	199
Concentrate	192	162
Precious metals	70	91
Inventories	$1,501	$1,512
NOTE 14     STOCKPILES AND ORE ON LEACH PADS

	At March 31, 2026			At December 31, 2025
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$970	$241	$1,211	$893	$284	$1,177
Non-current	2,347	191	2,538	2,284	126	2,410
Total	$3,317	$432	$3,749	$3,177	$410	$3,587
NOTE 15     DEBT
Scheduled minimum debt repayments are as follows:

At March 31, 2026
Year Ending December 31,
2026 (for the remainder of 2026)	$—
2027	—
2028	—
2029	265
2030	655
Thereafter	4,381
Total face value of debt	5,301
Unamortized premiums, discounts, and issuance costs	(222)
Debt	$5,079
Debt Extinguishment
For three months ended March 31, 2026, the Company redeemed senior notes through partial redemptions, totaling $42 in principal. These transactions resulted in a total gain on extinguishment for the three months ended March 31, 2026 of $1, recognized in Other income (loss), net.
For three months ended March 31, 2025, the Company redeemed senior notes through full and partial redemptions, totaling $981 and $19 in principal and accrued interest, respectively. These transactions resulted in a total loss on extinguishment for the three months ended March 31, 2025 of $10, recognized in Other income (loss), net.
The following table summarizes the redemptions by senior note:

	Three Months Ended March 31,
	2026		2025
	Settled Principal Amount	Total Repurchase Amount	Settled Principal Amount	Total Repurchase Amount
5.30% Senior Notes due March 2026 (1)	$—	$—	$928	$957
2.80% Senior Notes due October 2029	2	2	3	3
3.25% Senior Notes due May 2030	14	14	18	17
2.25% Senior Notes due October 2030	2	2	1	1
2.60% Senior Notes due July 2032	24	21	31	26
	$42	$39	$981	$1,004
____________________________
(1)Included a make-whole provision of $10.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 16     OTHER LIABILITIES

	At March 31, 2026	At December 31, 2025
Other current liabilities:
Reclamation and remediation liabilities	$886	$893
Accrued operating costs	557	421
Accrued capital expenditures	260	254
Accrued royalties	212	181
Payables to NGM (1)	143	227
Accrued interest	65	57
Hedging instruments (Note 11)	3	1
Greatland Option (2)	—	339
Other (3)	289	319
	$2,415	$2,692

Other non-current liabilities:
Income and mining taxes (4)	$145	$133
Indemnification liabilities	63	63
Other (5)	124	126
	$332	$322
____________________________
(1)Primarily consists of amounts due to NGM representing Barrick Mining Corporation's (“Barrick”) 61.5% proportionate share of the amount owed to NGM for gold and silver purchased by Newmont. Newmont’s 38.5% share of such amounts is eliminated upon proportionate consolidation of its interest in NGM. Receivables for Newmont's 38.5% proportionate share related to NGM's activities with Barrick are included in Other current assets.
(2)The Greatland Option was acquired through the sale of Telfer in the fourth quarter of 2024 and accounted for under the fair value option. In the first quarter of 2026, the option was exercised resulting in extinguishment of the financial liability and sale of the remaining shares for $134.
(3)Primarily consists of the current portion of the silver streaming agreement liability, taxes other than income and mining taxes and current portion of operating lease liabilities.
(4)Primarily consists of unrecognized tax benefits, including penalties and interest.
(5)Primarily consists of the non-current portion of operating lease liabilities.
NOTE 17     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Unrealized Gain (Loss) on Hedge Instruments	Other Adjustments	Total
Balance at December 31, 2025	$41	$96	$137
Net current-period other comprehensive income (loss):
Gain (loss) in other comprehensive income (loss) before reclassifications	33	(1)	32
(Gain) loss reclassified from accumulated other comprehensive income (loss)	(15)	2	(13)
Other comprehensive income (loss)	18	1	19
Balance at March 31, 2026	$59	$97	$156
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
Operating Segments
The Company’s operating and reportable segments are identified in Note 4. Except as noted in this paragraph, all of the Company’s commitments and contingencies specifically described herein are included in the non-operating segment Corporate and Other. The Yanacocha matters relate to the Yanacocha reportable segment. The Lihir matter relates to the Lihir reportable segment. The Cadia matter relates to the Cadia reportable segment. The CC&V matter relates to CC&V, which was divested in the first quarter of

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
2025. The Newmont Ghana Gold and Newmont Golden Ridge matters relate to the Ahafo South and Ahafo North reportable segments and Akyem, which was divested in the second quarter of 2025, respectively.
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
In February 2017, Yanacocha submitted a modification to its previously approved compliance achievement plan to MINEM. In May 2022, Yanacocha submitted a proposed modification to this plan requesting an extension of time for coming into full compliance with the new regulations to 2027. In June 2023, Yanacocha received approval of its updated compliance plan from MINEM and was granted an extension to June 2026 to achieve compliance. The Company appealed this approval to the Mining Council requesting the regulatory extension until 2027, and in April 2024, MINEM approved the compliance schedule.
The Company currently operates five water treatment plants at Yanacocha that have been and currently meet all applicable water discharge requirements. The Company’s current asset retirement obligation includes the cost of the construction of two new water treatment plants expected to be in operation during 2027 and cost associated with post-closure management.
The Company is conducting detailed studies to better estimate water management and other closure activities that will ensure water quality and quantity discharge meet requirements, including the modifications promulgated by MINAM, as referenced above, will be met. This also includes performing a comprehensive update to the Yanacocha reclamation plan to address changes in closure activities and estimated closure costs while preserving optionality for potential future projects at Yanacocha. These ongoing studies, which will extend beyond the current year, continue to evaluate and revise assumptions and estimated costs of changes to the reclamation plan. The ultimate water treatment costs remain uncertain as studies and opportunity assessments continue. These and other additional risks and contingencies that are the subject of ongoing studies, including, but not limited to, a comprehensive review of the Company's tailings storage facility management, review of Yanacocha’s water balance and water management system, and review of post-closure management costs, could result in future material increases to the reclamation obligation at Yanacocha.
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
The Dawn mill site is regulated by the Washington Department of Health (the "WDOH") and is in the process of being closed in accordance with the federal Uranium Mill Tailings Radiation Control Act, and associated Washington state regulations. Remediation at the Dawn mill site began in 2013. The Tailing Disposal Area 1-4 reclamation earthworks component was completed during 2017 with the embankment erosion protection completed in the second quarter of 2018. The remaining closure activities consist primarily of finalizing an Alternative Concentration Limit application (the "ACL application") submitted in 2020 to the WDOH to address groundwater criteria, contaminated soils cleanup, and closure of meteoric water storage ponds. In the fourth quarter of 2022, the WDOH provided comments on the ACL application, which Newmont is evaluating and conducting studies to better understand and respond to the comments provided by the WDOH. These studies and the related comment process will extend beyond the current year and could result in future material increases to the remediation obligation.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The remediation liability for the Midnite mine site and Dawn mill site is approximately $160, assumed 100% by Newmont, at March 31, 2026.
Lihir Gold Limited - 100% Newmont Owned
Lihir Gold Limited (“LGL”) is engaged in an administrative review process in Papua New Guinea relating to a directive issued by the Papua New Guinea Conservation and Environmental Protection Authority (“CEPA”) regarding new waste oil management practices on March 3, 2026. On March 16, 2026, CEPA issued an Enforcement Notice to LGL imposing new hazardous waste oil storage limits for the operation and an immaterial administrative penalty. Compliance with the proposed limits would impact Lihir's operations. The Company believes such new requirements are inconsistent with LGL’s existing environmental permit and applicable law, and is pursuing available administrative remedies. These include applications for administrative review and a request for withdrawal of the Enforcement Notice and suspension of any enforcement action. Enforcement action by CEPA could include the suspension of certain activities permitted under LGL’s environmental permit. Discussions with relevant government authorities are ongoing. The outcome of the matter cannot be predicted with certainty. Refer to the Risk Factor under the heading "Our operations at Lihir and project at Wafi-Golpu in PNG are subject to political and regulatory risks and other uncertainties" in Part I, Item IA of the Company's Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for additional information regarding uncertainties related to Lihir.
Cadia Holdings Pty Ltd. - 100% Newmont Owned
Cadia Holdings Pty Ltd. (“Cadia Holdings”) is a wholly owned subsidiary of Newcrest, which was acquired by Newmont in November 2023. The mine site is subject to regulations by the New South Wales Environment Protection Authority (the “NSW EPA”). In October 2023, the NSW EPA commenced proceedings in the NSW Land and Environment Court against Cadia Holdings, alleging two contraventions related to alleged air pollution from tailings storage facilities on October 13 and 31, 2022. In 2024, Cadia Holdings entered a plea of not guilty to the charges related to the allegations. On December 19, 2025, the NSW EPA withdrew and discontinued these proceedings. Cadia Holdings and the NSW EPA entered into an enforceable undertaking where Cadia Holdings agreed to pay an amount less than $1 to the NSW Department of Climate Change, Energy, the Environment and Water ("NSW DCCEEW") to support the Rural Dust Monitoring Network managed by Climate and Atmospheric Science and the NSW DCCEEW. Cadia Holdings will also pay an amount less than $1 to the NSW EPA for the costs incurred by the NSW EPA in connection with the incidents and with respect to negotiating and entering into the enforceable undertaking.
Additionally, on February 2, 2026, a class action proceeding was commenced in the Supreme Court of New South Wales against Cadia Holdings. The proceeding has been brought on behalf of the named plaintiffs and other persons who fall within a defined class of persons who owned, leased, or occupied land located within a specified area surrounding the Cadia mine during the period from February 2, 2020 to February 3, 2026, and who allege that they have suffered loss or damage as a result of alleged injury to, or interference with, that land. The plaintiffs allege that such loss or damage arose from alleged contamination associated with Cadia Holdings, including alleged contamination of land, public waterways, groundwater, and/or air. The claims assert that the alleged impacts are attributable to dust and fluid emissions from Cadia Holdings’ operations. Plaintiffs seek unspecified monetary damages and other relief. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned through February 28, 2025
On February 28, 2025, the Company completed the sale of the Cripple Creek & Victor Gold Mining Company LLC (“CC&V”) reportable segment to SSR. In March 2026, under the terms of the agreement with SSR, Newmont received $87.5 in deferred cash contingent consideration relating to the resolution of certain regulatory applications concerning the Carlton Tunnel. In addition, upon completion of an updated regulator-approved closure plan and in the event aggregate closure costs at CC&V exceed $500, Newmont will be responsible for funding 90% of the incremental closure costs exceeding $500 in such updated closure plan, either on an as-incurred basis or pursuant to a net present value lump sum payment option.
The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring. The monitoring data accumulated since the mid-1970s have indicated consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, when the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) issued new discharge permits in January 2021, the Division imposed new water quality limits. A Settlement Agreement entered into by CC&V and the Division in December 2021 extended the timeframe for full permit compliance to November 2027, and CC&V expressly reserved the right to challenge the need for a discharge permit in the first place. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to work with regulators to identify and implement the highest feasible alternative treatments. In June 2025, the Water Quality Control Commission agreed to site specific standards for CC&V and a Discharger Specific Variance ("DSV") for certain water quality standards. In January 2026, the Division issued a modification to CC&V's discharge permit to implement site specific standards for certain water quality standards, and a DSV and compliance extension for certain other standards.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Depending on the plans that may ultimately be agreed with regulators, a material adjustment to the remediation liability may be required. On March 9, 2026, Newmont and CC&V filed a lawsuit in federal court against the Colorado Water Quality Control Division seeking a declaratory judgment that federal and state law do not require the discharge permit for the Carlton Tunnel outflows.
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
Newmont Ghana Gold Limited - 100% Newmont Owned (and Newmont Golden Ridge Limited owned by Newmont through April 15, 2025)
On December 24, 2018, two individual plaintiffs, who were members of the Ghana Parliament (“Plaintiffs”), filed a writ to invoke the original jurisdiction of the Supreme Court of Ghana. On January 16, 2019, Plaintiffs filed the Statement of Plaintiff’s Case outlining the details of the Plaintiff’s case and subsequently served Newmont Ghana Gold Limited (“NGGL”) and Newmont Golden Ridge Limited (“NGRL”), now Zijin Golden Ridge Limited ("ZGRL"), along with the other named defendants, the Attorney General of Ghana, the Minerals Commission of Ghana and 33 other mining companies with interests in Ghana. The Plaintiffs allege that under article 268 of the 1992 Constitution of Ghana, the mining company defendants are not entitled to carry out any exploitation of minerals or other natural resources in Ghana, unless their respective transactions, contracts or concessions are ratified or exempted from ratification by the Parliament of Ghana. Newmont’s mining leases were both ratified by Parliament; the NGGL June 13, 2001 mining lease, ratified by Parliament on October 21, 2008, and the renewed NGRL September 4, 2024 mining lease, ratified by Parliament on July 24, 2025. The writ alleges that any mineral exploitation prior to Parliamentary ratification is unconstitutional. The Plaintiffs seek several remedies including: (i) a declaration as to the meaning of constitutional language at issue; (ii) an injunction precluding exploitation of minerals for any mining company without prior Parliamentary ratification; (iii) a declaration that all revenue as a result of violation of the Constitution shall be accounted for and recovered via cash equivalent; and (iv) an order that the Attorney General and Minerals Commission submit all unratified mining leases, undertakings or contracts to Parliament for ratification. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome. On April 15, 2025, the Company completed the sale of the Akyem reportable segment, including NGRL. In the case of an adverse final judgment against NGRL pursuant to a non-appealable governmental order, if any, the Company would be required to indemnify the buyer for certain fines, penalties and disgorgements attributable to the period from the date of the Company’s commencement of commercial production under the mining leases in October 2013 to the date on which the mining leases were ratified by Parliament on December 3, 2015.
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The ATO is conducting a limited review of the Company’s prior tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and on November 10, 2025, the Company received the judgment. A number of matters were decided,

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
however, no final orders were made and an independent referee was appointed to complete the remaining valuation tasks assigned by the Court. The final orders are expected to be received in the second quarter of 2026. In April 2026, the Australian Government announced proposed legislative changes to the TARP framework which, if enacted with retrospective effect, could adversely impact the Company's position in this matter. The Company cannot reasonably predict the outcome of this matter.
Newmont Corporation
Karas v. Newmont Corp., et al. On January 31, 2025, a putative class action lawsuit was filed against Newmont and Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer in the United States District Court for the District of Colorado. The action was brought on behalf of an alleged class of Newmont stockholders who owned stock between February 22, 2024 and October 23, 2024 (the alleged class period). The Court appointed Lead Plaintiffs on May 6, 2025 who filed an amended complaint on July 14, 2025 adding Newmont's Chief Development Officer as a defendant and shortening the alleged class period to July 24, 2024 through October 23, 2024. Plaintiffs allege that the defendants made a series of materially false and misleading statements and/or omissions during the alleged class period regarding the Company’s operations, production, and costs in violation of federal securities laws. Plaintiffs further allege that the purported class members suffered losses and damages resulting from declines in the market value of Newmont’s common stock after the Company announced its third quarter 2024 results and updated guidance on October 23, 2024. Plaintiffs seek unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint on September 12, 2025. Plaintiffs filed an opposition to that motion on November 4, 2025 and defendants filed a reply brief on December 4, 2025. On November 4, 2025, plaintiffs also filed a motion to strike or to convert defendants' motion to dismiss to a motion for summary judgment and for full discovery. Defendants filed an opposition to that motion on November 12, 2025 and plaintiffs filed a reply brief on November 26, 2025.
Gunderson v. Palmer et al.; Levin v. Palmer et al.; Chin v. Palmer et al.; and Harris v. Palmer et al. On February 21, February 28, March 20, and April 4, 2025, respectively, purported Newmont stockholders filed putative derivative complaints nominally on behalf of Newmont against Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Colorado. While the allegations and asserted claims vary among the actions, the complaints, taken collectively, generally raise similar allegations as the complaint in Karas. The complaints allege, among other things, that: the defendants made a series of materially false and misleading statements and/or omissions beginning on February 22, 2024 regarding the Company's operations, production, and costs; the Company lacked adequate internal controls and oversight over risk management; the defendants made materially false and misleading statements in the Company’s 2024 proxy statement, and there were improper share repurchases by the Company and stock sales by the Company’s Chief Executive Officer during the period February 22, 2024 to October 23, 2024; and assert claims under federal securities law (other than in the Chin case) and Delaware state law. Plaintiffs seek unspecified monetary damages, restitution, disgorgement and other relief, including reforms to the Company’s corporate governance. On March 19, 2025, on motion from plaintiffs in Gunderson and Levin, the court consolidated Levin into Gunderson, and appointed lead plaintiffs in the consolidated case. On May 1, 2025, on motion from plaintiffs in Gunderson, Levin, Chin, and Harris, the court consolidated Chin and Harris into Gunderson. On May 7, 2025, upon joint motion from the parties in Gunderson, the court stayed the consolidated action pending the resolutions of all motions to dismiss the operative complaint in Karas.
Willis v. Palmer et al. On May 9, 2025, a purported Newmont stockholder filed a putative derivative complaint nominally on behalf of Newmont against Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Delaware. The complaint generally raises similar allegations and requests similar relief as the complaints in the District of Colorado consolidated derivative actions, described above. On May 28, 2025, upon stipulation and agreement by the parties, the court stayed the action pending the resolution of all motions to dismiss the operative complaint in Karas.
Newmont intends to vigorously defend these matters but cannot reasonably predict the outcome of any matter.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs, and other general corporate purposes. At March 31, 2026 and December 31, 2025, there were $1,786 and $1,943, respectively, of outstanding letters of credit, surety bonds, and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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
Refer to Note 24 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for information on the Company's contingent payments.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026.
Overview
Newmont is the world’s leading gold company and is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been included as a member in the Sustainability Yearbook published by the S&P Global Corporate Sustainability Assessment. Newmont has been ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the United States, Papua New Guinea, Australia, Ghana, Suriname, Argentina, Dominican Republic, Chile, Peru, Ecuador, Mexico, and Canada. Our goal is to create value and improve lives through sustainable and responsible mining.
Refer to the Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and non-GAAP Financial Measures for information about the continued impacts from geopolitical tensions, including military operations in Iran, Ukraine, and Venezuela, as well as the potential for additional conflicts, war, or civil unrest, inflationary pressures, effects of certain countermeasures taken by central banks, and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations, as well as impacts on the timing and cost of capital expenditures and the risk of potential impairment to certain assets. Refer to discussion of Risk and Uncertainties within Note 2 to the Condensed Consolidated Financial Statements and Part II, Item 1A Risk Factors for further information.
Reportable Segments
In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project and all activity was included in the Ahafo South reportable segment up to the date of commercial production. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
One of our reportable segments, NGM, is a joint venture that combined our and Barrick Mining Corporation’s (“Barrick”) respective Nevada operations, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”). Barrick operates NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of three managers appointed by Barrick and two managers appointed by Newmont. On January 26, 2026, we informed Barrick and the NGM Board of Managers that we had identified evidence of mismanagement at NGM, including diversion of resources from NGM to the benefit of Barrick’s wholly-owned property Fourmile and Barrick, and that we were exercising our contractual inspection and audit rights. On February 3, 2026, we sent Barrick a notice of default under the Nevada JV Agreement related to this conduct. Although we continue to work with Barrick to improve the performance of NGM and will take appropriate steps to address this matter, any such disagreements could have a material adverse effect on NGM and the Company. Refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026 for a discussion of risk factors related to our joint ventures.
Divestiture of Non-Core Assets
The Company completed the sale of certain non-core assets which included the Telfer reportable segment in the fourth quarter of 2024, the sale of the CC&V, Musselwhite, and Éléonore reportable segments in the first quarter of 2025, the sale of the Porcupine and Akyem reportable segments in the second quarter of 2025, and the sale of the Coffee development project in the fourth quarter of 2025. Prior to completion of the sale, the non-core assets were presented as held for sale and recorded at the lower of their carrying value or fair value, less costs to sell. These assets were periodically revalued until sale occurred with any resulting gain or loss recognized in (Gain) loss on sale of assets held for sale. Additionally, gains or losses recognized on the completion of the sale are recognized in (Gain) loss on sale of assets held for sale. At December 31, 2025, no assets remained held for sale.

Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on divestitures.
Ghanaian Stability Agreement and Royalty
The Revised Investment Agreement, under which Newmont previously operated in Ghana, expired on December 31, 2025. As a result, the previous maximum corporate income tax rate of 32.5% is now subject to a maximum corporate income tax rate of 35% and customs duties on imported goods used in mining operations ranging from 5% to 20% of the value of such items.
Under the prior regime, royalties were paid to the Government of Ghana under a sliding‑scale system based on average monthly gold prices and ranging up to 5% of revenues; this royalty regime expired on December 31, 2025. Effective January 1, 2026, royalties transitioned to a fixed rate of 5% of gold revenue. Subsequently, the Parliament of Ghana enacted legislation, effective early March 2026, revising the royalty framework to a sliding-scale structure ranging from 5% to 12% of gold revenues, based on prevailing gold prices.
The Government of Ghana is also entitled to a 10% free carried interest in the rights and obligations of the mineral operations by receiving 1/9th of the total amount paid as dividends to Newmont parent. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. Upon the expiration of the tax stability regime on December 31, 2025, dividends paid will become subject to an 8% withholding tax.
Newmont also became subject to a Growth and Sustainability Levy (“GSL”) of 3% on gross revenue as a result of the expiration of the Revised Investment Agreement, effective January 1, 2026; however, in March 2026 the Parliament of Ghana enacted legislation reducing the GSL rate to 1%, effective April 1, 2026.
As a result, the Company is exposed to future changes in fiscal, tax, and other related regulatory regimes in Ghana as they may be enacted from time to time. The revised royalty framework and changes to the GSL could increase the Company’s operating costs at its Ghanaian operations, particularly during periods of higher gold prices.
Consolidated Financial Results
The details of our Net income (loss) attributable to Newmont stockholders are set forth below:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Net income (loss) attributable to Newmont stockholders	$3,262	$1,891	$1,371
Net income (loss) attributable to Newmont stockholders per common share, diluted	$3.00	$1.68	$1.32
The increase in Net income (loss) attributable to Newmont stockholders for the three months ended March 31, 2026, compared to the same period in 2025, is primarily due to a net increase in Sales, largely reflecting increased average realized gold and silver prices, and lower Costs applicable to sales, primarily due to the impact from divestitures. These favorable impacts were partially offset by higher Income and mining tax benefit (expense) and a decrease in (Gain) loss on sale of assets held for sale due to the completion of our divestment program in 2025.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Gold	$6,036	$4,245	$1,791
Copper	378	354	24
Silver	658	188	470
Lead	52	42	10
Zinc	183	181	2
	$7,307	$5,010	$2,297

	Three Months Ended March 31, 2026
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$5,983	$387	$570	$54	$188
Provisional pricing mark-to-market	61	(9)	70	(1)	3
Silver streaming amortization	—	—	29	—	—
Gross after provisional pricing and streaming impact	6,044	378	669	53	191
Treatment and refining charges	(8)	—	(11)	(1)	(8)
Net	$6,036	$378	$658	$52	$183
Consolidated ounces/pounds sold (1)(2)	1,232	67	10	62	127
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$4,857	$5.81	$57.98	$0.86	$1.48
Provisional pricing mark-to-market	49	(0.13)	7.08	(0.01)	0.02
Silver streaming amortization	—	—	2.90	—	—
Gross after provisional pricing and streaming impact	4,906	5.68	67.96	0.85	1.50
Treatment and refining charges	(6)	—	(1.18)	(0.01)	(0.06)
Net	$4,900	$5.68	$66.78	$0.84	$1.44
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)For the three months ended March 31, 2026 the Company sold 30 thousand tonnes of copper, 28 thousand tonnes of lead, and 58 thousand tonnes of zinc.
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

The change in consolidated Sales is due to:

	Three Months Ended March 31,
	2026 vs. 2025 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$2,405	$65	$361	$(3)	$33
Increase (decrease) in consolidated ounces/pounds sold	(620)	(45)	113	13	(43)
Decrease (increase) in treatment and refining charges	6	4	(4)	—	12
	$1,791	$24	$470	$10	$2
____________________________
(1)Included in the change in consolidated Sales is the impact relating to the divested sites which resulted in a decrease for the three months ended March 31, 2026 compared to the same period in 2025, of $578.
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Gold	$1,610	$1,769	$(159)
Copper	98	144	(46)
Silver	145	62	83
Lead	17	21	(4)
Zinc	67	110	(43)
	$1,937	$2,106	$(169)
The decrease in Costs applicable to sales for the three months ended March 31, 2026, compared to the same period in 2025, is primarily due to the impact from the divested sites, which resulted in a decrease of $279.
Excluding the impact of divestitures, Costs applicable to sales increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher third-party royalties and higher worker's participation costs, both resulting from higher average realized gold prices, as well as higher contracted service costs primarily at Ahafo North. These increases were partially offset by an increase in by-product credits, primarily related to the increase in silver sales.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, refer to Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
Gold	$489	$446	$43
Copper	38	48	(10)
Silver	63	28	35
Lead	7	10	(3)
Zinc	22	45	(23)
Other	13	16	(3)
	$632	$593	$39
The increase in Depreciation and amortization expense for the three months ended March 31, 2026, compared to the same period in 2025, is primarily due to higher depreciation rates in the current year at NGM as a result of higher gold ounces mined at Carlin and the commencement of depreciation at Ahafo North due to reaching commercial production in the fourth quarter of 2025.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.

General and administrative expense was $79 and $110 during the three months ended March 31, 2026 and 2025, respectively. The decrease during the three months ended March 31, 2026, compared to the same period in 2025, is primarily due to lower consulting charges and labor costs.
Interest expense, net of capitalized interest was $39 and $79 during the three months ended March 31, 2026 and 2025, respectively. The decrease during the three months ended March 31, 2026, compared to the same period in 2025, is primarily due to the reduction in Debt and an increase in capitalized interest. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
Income and mining tax expense (benefit) was $1,404 and $647 during the three months ended March 31, 2026 and 2025, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended March 31,
	2026			2025
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$740	19%	$138	$220	17%	$38
CC&V	—	—	—	(161)	55	(88)
Corporate & Other	(27)	178	(48)	287	8	24
Total US	713	13	90	346	(8)	(26)
Argentina	140	54	75	(31)	52	(16)
Australia	1,098	36	398	652	25	163
Canada	274	22	59	522	32	165
Ghana (2)	547	37	205	271	34	93
Mexico	732	39	286	323	39	127
Papua New Guinea	328	30	100	241	29	71
Peru	479	30	146	114	44	50
Suriname	265	27	71	32	25	8
Other foreign	7	(14)	(1)	1	—	—
Rate adjustments (3)	—	N/A	(25)	—	N/A	12
Consolidated (4)	$4,583	31%	$1,404	$2,471	26%	$647
____________________________
(1)Represents income (loss) before income taxes and equity income (loss) of affiliates by geographic location. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4 to the Condensed Consolidated Financial Statements.
(2)Includes impact of increase in corporate tax rate from 32.5% to 35% effective January 1, 2026. For more details, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations above.
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
Other
On July 4, 2025, the One Big Beautiful Bill Act H.R. 1 was signed into law in the U.S. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements.
In 2024, Pillar II went into effect. The Pillar II agreement was signed by numerous countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. On January 5, 2026, the Organization for Economic Cooperation and Development released Administrative Guidance containing two Pillar II safe harbours under the new Side-by-side ("SbS") System. The Company is still examining the applicability of the new guidance to Newmont, but at this time, believes the new SbS Safe Harbour exempts the Company from Pillar II.
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

Results of Consolidated Operations
Newmont has developed gold equivalent ounce ("GEO") metrics to provide a comparable basis for analysis and understanding of our operations and performance related to copper, silver, lead, and zinc. Gold equivalent ounces are calculated as pounds or ounces produced or sold multiplied by the ratio of the other metals’ price to the gold price, using the metal prices in the table below:

	Gold	Copper	Silver	Lead	Zinc
	(ounce)	(pound)	(ounce)	(pound)	(pound)
2026 GEO Price (1)	$4,000	$5.00	$50.00	$0.90	$1.30
2025 GEO Price	$1,700	$3.50	$20.00	$0.90	$1.20
____________________________
(1)Effective January 1, 2026, the Company updated the metal prices utilized for the GEO calculation ("GEO price change"). The update to GEO pricing will have an impact on the calculated gold equivalent ounces and will result in an impact to costs allocated to the respective GEOs, particularly resulting in higher costs allocated to gold. Utilizing the updated 2026 pricing resulted in 118 thousand and 114 thousand fewer calculated "gold equivalent ounces - other metals" produced and sold, respectively, than would have been calculated using the 2025 pricing for the three months ended March 31, 2026.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025	2026	2025
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Lihir	113	164	$1,503	$1,009	$383	$251	$1,771	$1,339
Cadia	94	103	$1,050	$794	$426	$334	$1,638	$1,184
Tanami	82	78	$1,099	$1,087	$346	$328	$1,791	$1,659
Boddington	111	126	$1,421	$1,239	$281	$214	$1,825	$1,544
Ahafo South	128	205	$1,696	$1,238	$333	$246	$1,964	$1,462
Ahafo North (3)	62	—	$1,190	$—	$320	$—	$1,408	$—
Merian	88	62	$1,320	$1,497	$235	$316	$1,532	$1,864
Cerro Negro (4)	46	28	$1,181	$2,063	$612	$747	$1,567	$2,857
Yanacocha	144	105	$1,005	$961	$206	$270	$1,072	$1,170
Peñasquito	54	123	$1,188	$898	$514	$400	$1,495	$1,091
Red Chris	14	14	$1,658	$1,106	$675	$344	$2,110	$1,322
Brucejack	59	41	$1,736	$1,800	$718	$1,001	$2,105	$2,230
NGM	236	216	$1,281	$1,426	$509	$446	$1,595	$1,789
Divested (5)
CC&V	—	28	$—	$1,421	$—	$62	$—	$1,708
Musselwhite	—	33	$—	$1,039	$—	$—	$—	$1,530
Porcupine	—	47	$—	$1,241	$—	$19	$—	$1,728
Éléonore	—	50	$—	$1,104	$—	$—	$—	$1,403
Akyem	—	37	$—	$2,292	$—	$68	$—	$2,594
Total/Weighted-Average (6)	1,231	1,460	$1,307	$1,227	$407	$320	$1,709	$1,651
Merian (25%)	(22)	(15)
Attributable to Newmont	1,209	1,445

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Cadia (7)	58	95	$1,037	$764	$427	$331	$1,621	$1,171
Boddington (8)	9	30	$1,419	$1,195	$279	$213	$1,710	$1,489
Peñasquito (9)	175	191	$1,279	$910	$516	$390	$1,664	$1,189
Red Chris (10)	16	32	$1,623	$1,100	$657	$353	$1,921	$1,334
Total/Weighted-Average (6)	258	348	$1,250	$915	$498	$356	$1,734	$1,275

Copper	(tonnes in thousands)
Cadia (7)	21	21
Boddington (8)	3	7
Red Chris (10)	6	7
Total/Weighted-Average	30	35

Lead	(tonnes in thousands)
Peñasquito (9)	27	22

Zinc	(tonnes in thousands)
Peñasquito (9)	62	59

Attributable gold from equity method investments (11)	(ounces in thousands)
Pueblo Viejo (40%)	54	49
Fruta del Norte (32%) (12)	38	43
Attributable to Newmont	92	92
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. As such, the comparative results of operations information is not meaningful. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(4)During the first quarter of 2025, mining and processing operations at the site were temporarily suspended due to safety events (the "Cerro Negro shutdowns"). Full operations resumed in April 2025.
(5)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. At March 31, 2026, all operating sites previously classified as held for sale were divested and as a result, the comparative results of these operations are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(6)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(7)For the three months ended March 31, 2026 and 2025, Cadia produced 47 million and 46 million pounds of copper, respectively.
(8)For the three months ended March 31, 2026 and 2025, Boddington produced 7 million and 14 million pounds of copper, respectively.
(9)For the three months ended March 31, 2026, Peñasquito produced 9 million ounces of silver, 60 million pounds of lead and 138 million pounds of zinc. For the three months ended March 31, 2025, Peñasquito produced 6 million ounces of silver, 49 million pounds of lead and 131 million pounds of zinc.
(10)For the three months ended March 31, 2026 and 2025, Red Chris produced 13 million and 16 million pounds of copper, respectively.
(11)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(12)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc., in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag.
Three Months Ended March 31, 2026 Compared to 2025
Lihir, Papua New Guinea. Gold production decreased 31% primarily due to lower ore grade milled and lower mill throughput, partially offset by a drawdown of in-circuit inventory compared to a buildup in the prior year. Costs applicable to sales per gold ounce increased 49% primarily due to lower gold ounces sold and higher inventory costs per unit from ore processed from stockpiles, partially offset by lower materials costs and contracted services costs. Depreciation and amortization per gold ounce increased 53% primarily due to higher non-cash inventory costs per unit from ore processed from stockpiles and lower gold ounces sold. All-in sustaining costs per gold ounce increased 32% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cadia, Australia. Gold production decreased 9% primarily due to lower ore grade milled and a buildup of in-circuit inventory in the current year compared to a drawdown in the prior year. Gold equivalent ounces – other metals production decreased 39% primarily as a result of the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced. Costs applicable to sales per gold ounce increased 32% primarily due to higher government royalties and higher allocation of direct costs to gold as a result of the GEO price change, partially offset by higher by-product credits. Costs applicable to sales per gold equivalent ounce – other metals sold increased 36% primarily due to lower gold equivalent ounces - other metals sold and higher government royalties, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change, and higher by-product credits. Depreciation and amortization per gold ounce increased 28% primarily due to higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 29% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower costs allocated to gold equivalent ounces - other metals as a result of the GEO price change. All-in sustaining costs per gold ounce increased 38% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 38% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals.
On April 14, 2026, a magnitude 4.5Mla earthquake was recorded in the New South Wales Central West near Newmont's Cadia operation in Australia. This event resulted in the temporary suspension of Cadia’s underground mining activities. While surface operations and stockpile processing have continued, mining activities, which remain paused, are currently expected to resume in the second quarter of 2026.
a magnitude 4.5Mla earthquake was recorded in the New South Wales Central West near Newmont's Cadia operation in Australia. This event resulted in the temporary suspension of Cadia’s underground mining activities. While surface operations and stockpile processing have continued, mining activities, which remain paused, are currently expected to resume in the second quarter of 2026.
Tanami, Australia. Gold production increased 5% primarily due to higher ore grade milled, partially offset by lower mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 5% primarily due to higher depreciation rates as a result of asset additions, partially offset by higher gold ounces sold. All-in sustaining costs increased 8% primarily due to higher sustaining capital spend.
Boddington, Australia. Gold production decreased 12% primarily due to lower mill throughput, partially offset by higher ore grade milled. Gold equivalent ounces – other metals production decreased 70% primarily due to lower other metals produced of 49% as a result of lower ore grade milled and lower mill throughput, as well as the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 21%. Costs applicable to sales per gold ounce increased 15% primarily due to lower gold ounces sold and higher repair costs for infrastructure damaged as a result of bushfires in the area ("Boddington bushfires"). Costs applicable to sales per gold equivalent ounce – other metals sold increased 19% primarily due to lower gold equivalent ounces - other metals sold and the impacts of the Boddington bushfires. Depreciation and amortization per gold ounce increased 31% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 31% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 18% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. All-in sustaining costs per gold equivalent ounce – other metals increased 15% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital spend.

Ahafo South, Ghana. Gold production decreased 38% primarily due to lower ore grade milled, partially offset by higher mill throughput and a drawdown of in-circuit inventory compared to a buildup in the prior year. Costs applicable to sales per gold ounce increased 37% primarily due to lower gold ounces sold and higher contracted services costs, partially offset by lower government royalties in the current year from lower gold ounces sold and a government royalty in the prior year from an Ahafo South dividend payment, and a buildup of stockpile inventory compared to a drawdown in the prior year. Depreciation and amortization per gold ounce increased 35% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 34% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend. On December 31, 2025, the Revised Investment Agreement, under which Newmont previously operated in Ghana, expired. Additionally, during the first quarter of 2026, the Parliament of Ghana made certain changes to its' royalty regime. For more details, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations above. The revised framework could result in higher operating costs at our Ghanaian operations, particularly in periods of higher gold prices.
Merian, Suriname. Gold production increased 42% primarily due to higher ore grade milled and a higher drawdown of in-circuit inventory compared to the prior year, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 12% primarily due to higher gold ounces sold, partially offset by higher government royalties. Depreciation and amortization per gold ounce decreased 26% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 18% primarily due to lower costs applicable to sales per gold ounce.
Cerro Negro, Argentina. Gold production increased 64% primarily due to higher mill throughput in the current year as a result of the Cerro Negro shutdowns in the prior year, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 43% primarily due to higher by-product credits, higher gold ounces sold, and no inventory write-downs in the current year compared to the prior year, partially offset by higher labor costs and higher government royalties. Depreciation and amortization per gold ounce decreased 18% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 45% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.
Yanacocha, Peru. Gold production increased 37% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 24% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 8% primarily due to lower other expense, lower reclamation costs, and higher gold ounces sold.
Peñasquito, Mexico. Gold production decreased 56% primarily due to lower ore grade milled as a result of mine sequencing and lower mill recovery, partially offset by higher mill throughput. Gold equivalent ounces - other metals production decreased 8% primarily as a result of a change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 33% that is offsetting higher other metals produced of 25% as a result of higher mill throughput. Costs applicable to sales per gold ounce increased 32% primarily due to lower gold ounces sold, partially offset by lower mill maintenance costs driven by timing of the plant shutdown, lower allocation of costs to gold as a result of lower gold ounces produced compared to the other gold equivalent ounces - other metals produced due to mine sequencing, and a diesel tax credit. Costs applicable to sales per gold equivalent ounce – other metals increased 41% primarily due to lower gold equivalent ounces - other metals sold, higher workers participation costs, higher third-party and government royalties, and higher allocation of costs to other metals as a result of mine sequencing, partially offset by a diesel tax credit, higher by-product credits and lower mill maintenance costs driven by timing of the plant shutdown. Depreciation and amortization per gold ounce increased 29% primarily due to lower gold ounces sold, partially offset by lower allocation of costs to gold as a result of mine sequencing. Depreciation and amortization per gold equivalent ounces – other metals increased 32% primarily due to lower gold equivalent ounces - other metals sold and higher allocation of costs to gold equivalent ounces - other metals as a result mine sequencing. All-in sustaining costs per gold ounce increased 37% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 40% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, higher reclamation costs, and higher sustaining capital spend, partially offset by lower treatment and refining costs.
Red Chris, Canada. Gold production was generally in line with the prior year. Gold equivalent ounces - other metals production decreased 50% primarily due to the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 32%, as well as lower other metals produced of 18% as a result of lower ore grade milled. Costs applicable to sales per gold ounce increased 50% primarily due to higher allocation of direct costs to gold as a result of the GEO pricing change. Costs applicable to sales per gold equivalent ounce – other metals sold increased 48% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 96% primarily due to higher depreciation as a result of asset additions and higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 86% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 60% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 44% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower treatment and refining costs.
Brucejack, Canada. Gold production increased 44% primarily due to a drawdown of in-circuit inventory compared to a buildup in the prior year and higher ore grade milled. Costs applicable to sales per gold ounce were generally in line with the prior year.

Depreciation and amortization per gold ounce decreased 28% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 6% primarily due to higher gold ounces sold.
NGM, U.S. Attributable gold production increased 9% primarily due to higher mill throughput at Carlin and Turquoise Ridge, and higher ore grade milled at Carlin and Turquoise Ridge, partially offset by lower ore grade milled at Phoenix. Costs applicable to sales per gold ounce decreased 10% primarily due to higher gold ounces sold at Carlin and Turquoise Ridge, partially offset by lower gold ounces sold at Cortez and Phoenix. Depreciation and amortization per gold ounce increased 14% primarily due to higher depreciation rates in the current year at Carlin as a result of higher gold ounces mined and lower gold ounces sold at Cortez and Phoenix, partially offset by higher gold ounces sold at Carlin and Turquoise Ridge. All-in sustaining costs per gold ounce decreased 11% primarily due to lower costs applicable to sales per gold ounce, and lower sustaining capital spend at Carlin.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 10% primarily due to higher mill throughput and higher ore grade milled, partially offset by lower mill recovery and a buildup of in-circuit inventory. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Fruta del Norte, Ecuador. Attributable gold production decreased 12% primarily due to lower ore grade milled, partially offset by higher mill throughput. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Liquidity and Capital Resources
Liquidity Overview
We have a disciplined capital allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our stockholders. The Company continues to experience the impacts from geopolitical and macroeconomic pressures. With the resulting volatile environment, we continue to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions, as well as an uncertain and evolving labor market including tariff and regulatory changes. Depending on the duration and extent of the impact of these events, or changes in commodity prices, the prices for gold and other metals, and foreign exchange rates, we could continue to experience volatility; transportation industry disruptions could occur, including limitations on shipping produced metals; our supply chain could experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact our results of operations, cash flows and financial condition.
As of March 31, 2026, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At March 31, 2026, the Company had $8,775 of Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At March 31, 2026, $2,984 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD-denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates in Item 3 below for further information. At March 31, 2026, $2,445 in consolidated cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing consolidated Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from operating activities will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At March 31, 2026, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information on our Debt.

Our financial position was as follows:

	At March 31, 2026	At December 31, 2025
Cash and cash equivalents	$8,775	$7,647
Available borrowing capacity on revolving credit facilities	4,000	4,000
Total liquidity	$12,775	$11,647
Net debt (cash) (1)	$(3,243)	$(2,058)
____________________________
(1)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows
Net cash provided by (used in) operating activities was $3,785 during the three months ended March 31, 2026, compared to $2,031 during the same period in 2025, primarily due to a net increase in Sales largely resulting from higher average realized gold prices in 2026, partially offset by higher cash taxes paid in 2026.
Net cash provided by (used in) investing activities was $(302) during the three months ended March 31, 2026, compared to $738 during the same period in 2025, primarily due to the sales of the non-core assets in 2025 with no similar transaction in 2026, partially offset by an increase in proceeds received from the sale of investments. Refer to Notes 3 and 12 to the Condensed Consolidated Financial Statements for additional information, respectively.
Net cash provided by (used in) financing activities was $(2,357) during the three months ended March 31, 2026, compared to $(1,662) during the same period in 2025, due to higher repurchases of common stock in 2026, partially offset by higher debt repayment in 2025. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on our Debt transactions.
Capital Resources
In April 2026, the Board declared a dividend of $0.26 per share for the first quarter of 2026 as part of its updated capital allocation framework. This new framework is designed to be sustainable through the commodity and investment cycles while also focusing on shareholder returns, maintaining a resilient balance sheet, and making prudent capital investments for long-term value. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.
In February 2024, the Board of Directors authorized a stock repurchase program to repurchase shares of outstanding common stock to provide returns to stockholders, provided that the aggregate value of shares of common stock repurchased under the program did not exceed $1 billion; this program has been completed. In October 2024, the Board of Directors authorized an additional $2 billion stock repurchase program to repurchase shares of outstanding common stock; this program has been completed. In July 2025, the Board of Directors authorized an additional $3 billion stock repurchase program to repurchase shares of outstanding common stock, which was completed in April 2026. In April 2026, the Board of Directors authorized an additional $6 billion stock repurchase program to repurchase shares of outstanding common stock.
The program will be executed at the Company’s discretion, permits shares to be repurchased under a variety of methods, has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled $6,000 of total common stock repurchases under the authorized programs, of which $1,895 was repurchased during the three months ended March 31, 2026.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2, Cadia Panel Caves, and Lihir Nearshore Barrier. These projects are being funded from existing liquidity and will continue to be funded from future operating cash flows.
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

For additional information on our capital expenditures, refer to Part II, Item 7, Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026.
For the three months ended March 31, 2026 and 2025, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2026			2025
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Lihir	$1	$21	$22	$1	$44	$45
Cadia	75	88	163	58	71	129
Tanami	92	53	145	94	37	131
Boddington	—	35	35	—	42	42
Ahafo South (1)	3	30	33	4	38	42
Ahafo North (1)	18	11	29	71	—	71
Merian	—	15	15	—	15	15
Cerro Negro	7	18	25	21	27	48
Yanacocha	—	1	1	2	2	4
Peñasquito	—	32	32	—	25	25
Red Chris	26	7	33	19	8	27
Brucejack	—	16	16	—	16	16
NGM	41	61	102	31	71	102
Corporate and Other	—	5	5	—	2	2
Divested (2)
CC&V	—	—	—	—	5	5
Musselwhite	—	—	—	—	14	14
Porcupine	—	—	—	22	22	44
Éléonore	—	—	—	—	12	12
Akyem	—	—	—	—	8	8
Accrual basis	$263	$393	656	$323	$459	782
Decrease (increase) in non-cash adjustments			(15)			44
Cash basis			$641			$826
____________________________
(1)In the fourth quarter of 2025, the Ahafo North development project achieved commercial production resulting in designation as a reportable segment. Prior to declaration of commercial production, Ahafo North was classified as a development project, and all activity was included in the Ahafo South reportable segment. Although not a reportable segment until the fourth quarter of 2025, the amounts related to Ahafo North have been reported separately for comparability purposes.
(2)Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
For the three months ended March 31, 2026, development projects primarily included Tanami Expansion 2, Cadia Panel Caves, Red Chris Block Caves, Tanami Leach Train, Cerro Negro expansion projects, and the Goldrush Complex at NGM. Development capital costs (excluding capitalized interest and capitalized depreciation and amortization) on our near-term capital projects of Tanami Expansion 2 and Cadia Panel Caves projects since approval were $1,362 and $579, respectively, of which $58 and $63 related to the three months ended March 31, 2026, respectively.
For the three months ended March 31, 2025, development projects primarily included Ahafo North, Red Chris Block Caves, Pamour at Porcupine, Cerro Negro expansion projects, Tanami Expansion 2, Cadia Panel Caves, and the Goldrush Complex at NGM.
The Company will from time to time enter into hedging relationships to mitigate variability in development capital spend denominated in foreign currency. The Company has entered into A$1,734 AUD-denominated fixed forward contracts, designated as foreign currency cash flow hedges, to mitigate variability in the USD functional cash flows related to the AUD-denominated capital expenditures related to the construction and development phase of the Tanami Expansion 2, Cadia Panel Caves, and Cadia Tailings projects expected to be incurred between October 2024 and December 2026. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.
Sustaining capital includes capital expenditures such as tailings facility construction, underground and surface mine development, infrastructure improvements, capitalized component purchases, mining equipment, and reserves drilling conversion.

Debt
Debt and Corporate Revolving Credit Facilities. The Company from time to time will redeem its outstanding senior notes ahead of their scheduled maturity dates utilizing Cash and cash equivalents. Additionally, depending upon market conditions and strategic considerations, we may choose to refinance debt in the capital markets. We generally expect to be able to fund maturities of debt from Net cash provided by (used in) operating activities, existing cash balances, and available credit facilities.
For three months ended March 31, 2026, the Company redeemed senior notes through partial redemptions, totaling $42, resulting in a total gain on extinguishment of $1 recognized in Other income (loss), net.
For three months ended March 31, 2025, the Company redeemed senior notes through full and partial redemptions, totaling $981 and $19 in principal and accrued interest, respectively, resulting in a total loss on extinguishment of $10 recognized in Other income (loss), net.
Debt Covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for information regarding our debt covenants. At March 31, 2026, we were in compliance with all existing debt covenants and provisions related to potential defaults.
Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
Co-Issuer and Supplemental Guarantor Information. The Company filed a shelf registration statement with the SEC on Form S-3 under the Securities Act of 1933, as amended, which enables us to issue an indeterminate number or amount of common stock, preferred stock, depository shares, debt securities, guarantees of debt securities, warrants and units (the “Shelf Registration Statement”). Under the Shelf Registration Statement, our debt securities may be guaranteed by Newmont USA Limited (“Newmont USA”), one of our consolidated subsidiaries.
Newmont and Newcrest Finance Pty Ltd ("Newcrest Finance"), as issuers, and Newmont USA, as guarantor, are collectively referred to here-within as the "Obligor Group."
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $172 and $175 at March 31, 2026 and December 31, 2025, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at March 31, 2026 and December 31, 2025.

	At March 31, 2026		At December 31, 2025
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$27,018	$19,674	$24,979	$17,426
Non-current intercompany assets	$698	$86	$770	$283
Current intercompany liabilities	$30,959	$1,619	$28,983	$1,621
Non-current intercompany liabilities	$49	$—	$49	$—
Non-current external debt	$5,072	$—	$5,108	$—
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
At March 31, 2026, Newmont USA had guaranteed $5,015 of the $5,072 in total Obligor Group external debt. Under the terms of the subsidiary guarantees, holders of Newmont’s securities subject to such subsidiary guarantees will not be required to exercise their remedies against Newmont before they proceed directly against Newmont USA.

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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at March 31, 2026, Newmont USA guaranteed $517 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At March 31, 2026, (i) Newmont’s total consolidated indebtedness was approximately $5,532, none of which was secured (other than $453 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $8,601 of total liabilities (including trade payables, but excluding intercompany, external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 15 to the Condensed Consolidated Financial Statements.
Contractual Obligations
As of March 31, 2026, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2025. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for information regarding our contractual obligations.
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
For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings Environmental and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026.
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
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Refer to Non-GAAP Financial Measures within Part II, Item 7 within our Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for further information on the non-GAAP financial measures presented below, including why management believes that its presentation of non-GAAP financial measures provides useful information to investors.

Earnings Before Interest, Taxes, Depreciation and Amortization and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to Newmont stockholders	$3,262	$1,891
Net income (loss) attributable to noncontrolling interests	66	11
Equity loss (income) of affiliates	(149)	(78)
Income and mining tax expense (benefit)	1,404	647
Depreciation and amortization	632	593
Interest expense, net of capitalized interest	39	79
EBITDA	5,254	3,143
Adjustments:
Change in fair value of investments and options (1)	(87)	(291)
Impairment charges (2)	9	15
Restructuring and severance (3)	6	9
Settlement costs (4)	(2)	3
(Gain) loss on debt extinguishment (5)	(1)	10
(Gain) loss on sale of assets held for sale (6)	—	(276)
(Gain) loss on asset and investment sales (7)	—	5
Newcrest transaction and integration costs (8)	—	4
Other (9)	(25)	7
Adjusted EBITDA	$5,154	$2,629
____________________________
(1)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Other income (loss), net.
(2)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(3)Primarily represents restructuring and severance related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(4)Primarily consists of amounts incurred related to non-recurring contractual obligations arising outside the ordinary course of business; included in Other expense, net.
(5)Represents the gains and losses on debt redemptions incurred in 2026 and 2025, respectively; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(6)Primarily consists of the gain on the sales of certain non-core assets in 2025; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(7)Primarily represents gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(8)Represents costs incurred in 2025 related to the Newcrest transaction; included in Other expense, net.
(9)Primarily consists of a gain on the receipt of the deferred consideration related to the sale of CC&V in 2026 and costs incurred related to transition service agreements for divested reportable segments in 2025; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.

Adjusted Net Income (Loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended March 31, 2026
		per share data (1)
		basic	diluted
Net income (loss) attributable to Newmont stockholders	$3,262	$3.01	$3.00
Adjustments:
Change in fair value of investments and options (2)	(87)	(0.08)	(0.08)
Impairment charges (3)	9	0.01	0.01
Restructuring and severance (4)	6	—	—
Settlement costs (5)	(2)	—	—
(Gain) loss on debt extinguishment (6)	(1)	—	—
Other (7)	(25)	(0.03)	(0.03)
Tax effect of adjustments (8)	22	0.03	0.03
Valuation allowance and other tax adjustments (9)	(28)	(0.03)	(0.03)
Adjusted net income (loss)	$3,156	$2.91	$2.90

Weighted average common shares (millions): (10)		1,085	1,087
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Other income (loss), net.
(3)Represents non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(4)Primarily represents restructuring and severance related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(5)Primarily consists of amounts incurred related to non-recurring contractual obligations arising outside the ordinary course of business; included in Other expense, net.
(6)Represents the gain on debt redemptions; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(7)Primarily consists of a gain on the receipt of the deferred consideration related to the sale of CC&V; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(8)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (7), as described above, and are calculated using the applicable regional tax rate.
(9)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three months ended March 31, 2026 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(111), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $24, net reductions to the reserve for uncertain tax positions of $(3), and other tax adjustments of $62. For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
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
(3)Consists of the gain on the divestments of certain non-core assets; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
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
(9)Primarily consists of amounts incurred related to non-recurring contractual obligations arising outside the ordinary course of business; included in Other expense, net.
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

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$3,785	$2,031
Less: Additions to property, plant and mine development	(641)	(826)
Free cash flow	$3,144	$1,205

Net cash provided by (used in) investing activities (1)	$(302)	$738
Net cash provided by (used in) financing activities	$(2,357)	$(1,662)
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

	At March 31, 2026	At December 31, 2025
Debt	$5,079	$5,115
Less: Cash and cash equivalents	(8,775)	(7,647)
Net debt (cash) excluding leases and other financing obligations	(3,696)	(2,532)
Add: Lease and other financing obligations	453	474
Net debt (cash)	$(3,243)	$(2,058)
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended March 31, 2026	Costs Applicable to Sales (1)(2)	Reclamation Costs (3)	Advanced Projects, Research and Development and Exploration (4)	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (6)(7)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (8)
Gold
Managed
Lihir	$176	$4	$2	$—	$—	$—	$25	$207	117	$1,771
Cadia	101	1	2	—	—	2	52	158	96	$1,638
Tanami	98	2	2	—	—	—	57	159	89	$1,791
Boddington	137	6	—	—	—	—	34	177	97	$1,825
Ahafo South	212	2	1	—	—	—	30	245	125	$1,964
Ahafo North	75	1	1	—	—	—	11	88	63	$1,408
Merian	111	2	1	—	—	—	15	129	84	$1,532
Cerro Negro	66	2	1	—	1	—	18	88	56	$1,567
Yanacocha	140	6	1	—	1	—	1	149	139	$1,072
Peñasquito	68	5	—	—	—	4	8	85	57	$1,495
Red Chris	22	2	1	—	—	—	3	28	13	$2,110
Brucejack	98	2	3	—	—	1	16	120	57	$2,105
Non-managed
NGM	306	5	4	3	2	1	60	381	239	$1,595
Corporate and Other (9)	—	—	22	64	2	—	3	91	—	$—
Total Gold	1,610	40	41	67	6	8	333	2,105	1,232	$1,709

Gold equivalent ounces - other metals (10)(11)
Cadia	61	—	1	—	—	2	32	96	59	$1,621
Boddington	11	—	—	—	—	—	2	13	8	$1,710
Peñasquito (12)	229	17	—	—	—	20	31	297	178	$1,664
Red Chris	26	3	—	—	—	(2)	4	31	16	$1,921
Corporate and Other (9)	—	—	4	12	—	—	—	16	—	$—
Total Gold Equivalent Ounces	327	20	5	12	—	20	69	453	261	$1,734

Consolidated	$1,937	$60	$46	$79	$6	$28	$402	$2,558
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $153.
(3)Includes operating accretion of $33, included in Reclamation and remediation, and amortization of asset retirement costs of $27; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $41 and $4, respectively, included in Reclamation and remediation.
(4)Excludes development expenditures of $4 at Cadia, $1 at Boddington, $8 at Ahafo South, $1 at Ahafo North, $5 at Merian, $4 at Cerro Negro, $2 at Yanacocha, $3 at Peñasquito, $1 at Red Chris, $5 at NGM, $16 at Corporate and Other, totaling $50 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(5)Excludes impairment charges of $9, restructuring and severance of $6, settlement costs of $(2); included in Other expense, net.
(6)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(7)Includes finance lease payments and other costs for sustaining projects of $22.
(8)Per ounce measures may not recalculate due to rounding.
(9)Corporate and Other includes the Company's business activities relating to its corporate and regional offices and all equity method investments. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(10)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($4,000/oz.), Copper ($5.00/lb.), Silver ($50.00/oz.), Lead ($0.90/lb.), and Zinc ($1.30/lb.) pricing for 2026.
(11)Cadia sold 21 thousand tonnes of copper, Boddington sold 3 thousand tonnes of copper, Peñasquito sold 10 million ounces of silver, 28 thousand tonnes of lead and 58 thousand tonnes of zinc, and Red Chris sold 6 thousand tonnes of copper.
(12)All-in sustaining costs at Peñasquito is comprised of $188, $21, and $88 for silver, lead, and zinc, respectively.

Three Months Ended March 31, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$161	$4	$1	$—	$—	$—	$48	$214	160	$1,339
Cadia	77	1	—	—	—	2	36	116	98	$1,184
Tanami	82	1	2	—	—	—	40	125	75	$1,659
Boddington	167	5	1	—	—	1	34	208	135	$1,544
Ahafo South	247	4	2	—	—	—	38	291	199	$1,462
Merian	72	2	—	—	—	—	15	89	48	$1,864
Cerro Negro (10)	78	2	1	—	1	—	26	108	38	$2,857
Yanacocha	93	11	—	—	8	—	1	113	96	$1,170
Peñasquito	106	4	—	—	—	8	11	129	118	$1,091
Red Chris	16	1	—	—	—	—	2	19	15	$1,322
Brucejack	83	1	2	—	—	1	16	103	46	$2,230
Non-managed
NGM	308	4	1	3	—	2	70	388	216	$1,789
Corporate and Other (11)	—	—	29	92	3	—	2	126	—	$—
Held for sale (12)
Porcupine	63	2	1	—	—	—	21	87	51	$1,728
Akyem	90	4	—	—	—	—	8	102	39	$2,594
Divested (12)
CC&V	39	2	—	—	—	—	5	46	27	$1,708
Musselwhite	33	1	—	—	—	—	14	48	32	$1,530
Éléonore	54	1	2	—	—	—	12	69	49	$1,403
Total Gold	1,769	50	42	95	12	14	399	2,381	1,442	$1,651

Gold equivalent ounces - other metals (13)(14)
Cadia	71	1	—	—	—	2	34	108	92	$1,171
Boddington	38	1	—	—	—	1	8	48	32	$1,489
Peñasquito (15)	193	6	—	1	—	28	24	252	212	$1,189
Red Chris	35	1	—	—	—	1	6	43	32	$1,334
Corporate and Other (11)	—	—	5	14	—	—	—	19	—	$—
Total Gold Equivalent Ounces	337	9	5	15	—	32	72	470	368	$1,275

Consolidated	$2,106	$59	$47	$110	$12	$46	$471	$2,851
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $64.
(3)Includes stockpile, leach pad, and product inventory adjustments of $3 at Cerro Negro, and $15 at NGM.
(4)Include operating accretion of $38, included in Reclamation and remediation, and amortization of asset retirement costs of $21; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $51 and $4, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $2 at Boddington, $6 at Ahafo South, $2 at Ahafo North, $7 at Merian, $4 at Cerro Negro, $1 at Yanacocha, $4 at Peñasquito, $2 at Red Chris, $1 at NGM, $16 at Corporate and Other, totaling $45 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance of $9, Newcrest transaction and integration costs of $4, impairment charges of $15, and settlement costs of $3; included Other expense, net.
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

(12)Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(13)Gold equivalent ounces is calculated as pounds or ounces produced multiplied by the ratio of the other metals price to the gold price, using Gold ($1,700/oz.), Copper ($3.50/lb.), Silver ($20.00/oz.), Lead ($0.90/lb.), and Zinc ($1.20/lb.) pricing for 2025.
(14)Cadia sold 21 thousand tonnes of copper, Boddington sold 7 thousand tonnes of copper, Peñasquito sold 6 million ounces of silver, 21 thousand tonnes of lead and 73 thousand tonnes of zinc, and Red Chris sold 7 thousand tonnes of copper.
(15)All-in sustaining costs at Peñasquito is comprised of $79, $25, and $148 for silver, lead, and zinc, respectively.
Accounting Developments
For a discussion of Risks and Uncertainties and Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for additional information on our critical accounting policies and estimates.
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
•estimates as to the projected development of certain ore deposits or projects, such as the Tanami Expansion 2, Cerro Negro District Expansion 1, Cadia Panel Caves, Lihir Nearshore Barrier, Red Chris Block Cave and Wafi-Golpu, including without limitation expectations for the production, milling, costs applicable to sales, all-in sustaining costs, mine-life extension, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates, construction completion dates and other timelines;
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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to:
•there being no significant change to current geotechnical, metallurgical, hydrogeological and other physical conditions;
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
•timing of receipt of necessary governmental and regulatory permits or approvals;
•domestic and foreign laws or regulations, particularly relating to the environment, mining and processing;
•changes in tax laws;
•geopolitical and global financial and economic developments, including in connection with developments in Middle East conflicts and other ongoing or escalating geopolitical tensions and military activity;
•political developments in any jurisdiction in which Newmont operates being consistent with its current expectations;
•our ability to obtain or maintain necessary financing; and
•other risks and hazards associated with mining operations.
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in Part I of the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026, as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.
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
Decreases in the market price of metals can significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact the carrying value of our long-lived assets and goodwill. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for information regarding the sensitivity of our impairment analyses over long-lived assets and goodwill to changes in metal prices.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at March 31, 2026 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$4,873	$2,500
Copper price (per pound)	$5.83	$4.00
Silver price (per ounce)	$84.33	$25.00
Lead price (per pound)	$0.88	$0.90
Zinc price (per pound)	$1.47	$1.25
AUD to USD exchange rate	$0.70	$0.70
CAD to USD exchange rate	$0.73	$0.75
MXN to USD exchange rate	$0.06	$0.05
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
Commodity Price Exposure
Our provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the respective metal concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which is not designated for hedge accounting, is marked-to-market through earnings each period prior to final settlement.
We perform an analysis on the provisional concentrate sales to determine the potential impact to Net income (loss) attributable to Newmont stockholders for each 10% adverse change to the average price on the provisional concentrate sales subject to final pricing over the next several months. Refer below for our analysis as of March 31, 2026.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	131	$4,657	$41	$4,608
Copper (pounds, in millions)	75	$5.55	$29	$5.52
Silver (ounces, in millions)	9	$74.77	$44	$72.69
Lead (pounds, in millions)	58	$0.85	$3	$0.85
Zinc (pounds, in millions)	105	$1.47	$10	$1.44
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.

(2)The closing settlement price as of March 31, 2026 is determined utilizing the London Metal Exchange for copper, lead, and zinc and the London Bullion Market Association for gold and silver.
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at March 31, 2026. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to potentially material fair value risk if we repurchase or exchange long-term debt prior to maturity. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
Foreign Currency Exchange Rates
The Company's global operations expose it to foreign currency exchange rates with the most significant being the Australian dollar. We have significant operations and/or assets in the United States, Papua New Guinea, Australia, Ghana, Suriname, Argentina, Dominican Republic, Chile, Peru, Ecuador, Mexico, and Canada. Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Our foreign operations sell their gold, copper, silver, lead, and zinc production based on USD metal prices. Therefore, fluctuations in foreign currency exchange rates do not have a material impact on our revenue. Despite selling gold and silver in London, we have no exposure to the euro or the British pound. Fluctuations in the local currency exchange rates in relation to the U.S. dollar can increase or decrease profit margins, cash flow, and Costs applicable to sales to the extent costs are paid in local currency at foreign operations.
For our foreign mining operations, we performed a sensitivity analysis to estimate the impact to Costs applicable to sales arising from a hypothetical 10% adverse movement of local currency exchange rates at March 31, 2026 in relation to the USD, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $127 increase to Costs applicable to sales for the three months ended March 31, 2026.
Hyperinflationary Economies
Hyperinflationary economies are defined by the International Monetary Fund as economies in which the projected three-year cumulative inflation exceeds 100%. At March 31, 2026, Argentina was the only hyperinflationary economy in which the Company held operations.
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
In April 2025, the IMF Executive Board approved a 48-month, $20 billion extended arrangement under the Extended Fund Facility for Argentina. Within the program objectives, the IMF expressly mentions transitioning toward exchange rate flexibility, while gradually lifting foreign currency restrictions. The new exchange rate regime allows the Argentine peso to float within a moving band of 1,000 to 1,400 pesos per USD, expanding by 1% monthly at both limits. From January 1, 2026, the floating exchange rate regime between bands will remain in effect, and the monthly rate of adjustment of the upper and lower limits of the exchange rate band will be determined according to the latest monthly inflation data reported by INDEC. The central bank can intervene if the band is breached and may operate in secondary peso markets within the band. This managed float led to an immediate devaluation of the Argentine Peso. Further, a series of foreign currency restrictions have been lifted, including allowing companies to transfer to their foreign shareholders profits and dividends corresponding to fiscal years that began on or after January 1, 2025, provided applicable requirements are met. We continue to monitor the foreign currency exposure risk and the evolution of currency controls, which are currently not expected to have a material impact on our financial statements.
Hedging
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at March 31, 2026, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.

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
We have performed sensitivity analyses as of March 31, 2026 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at March 31, 2026.
The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $40 and $155 at March 31, 2026, respectively.
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
ITEM 4.       CONTROLS AND PROCEDURES.
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 18 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.     RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Business; Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 19, 2026, other than as set forth below. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
Geopolitical risks related to ongoing Middle East conflicts may adversely affect the Company’s operations, costs, liquidity, and capital allocation decisions.
Ongoing or escalating geopolitical tensions and military activity, including conflicts involving the Middle East, Iran, Ukraine, and Venezuela, may adversely affect the Company’s business, financial condition, and results of operations. Heightened geopolitical instability in the Middle East has contributed to uncertainty in global economic and financial conditions, including potential constraints affecting key shipping routes such as the Strait of Hormuz, and increased volatility in energy, fuel, and transportation markets, as well as contributing to volatility in labor, financial, and commodity markets. These developments may disrupt global supply chains, including the availability and cost of fuel, energy, transportation, and other critical materials, which would have an adverse effect on our results of operations. Disruptions to fuel and energy supply, including as a result of government‑imposed restrictions, sanctions, export controls, or other regulatory actions, could materially increase the Company’s operating costs or require the temporary suspension or shutdown of certain mining operations where reliable access to fuel or power is essential to safe and continuous operations. Heightened geopolitical tensions may also increase cybersecurity risks, including threats to energy infrastructure, logistics providers, financial systems, and other third‑party service providers.
U.S. and global financial markets have, from time to time, experienced significant dislocations, reduced liquidity, and pricing volatility as a result of geopolitical conflicts and other macroeconomic events, and such conditions may recur in the future. Market disruptions could adversely affect the availability, cost, or terms of capital, and additional financing may not be commercially available when needed or may be obtained only on unfavorable terms. In the event of sustained lower gold, copper, silver, lead, or zinc prices, unanticipated operating or financial challenges, or additional funding constraints, the Company’s ability to pursue new business opportunities and invest in existing or new projects could be materially constrained. The extent and duration of these impacts remain uncertain and may continue to evolve. Reference is made to the Risk Factor under the headings “A substantial or extended decline in gold, copper, silver, lead or zinc prices would have a material adverse effect on us”, “We rely on our supply chain operations to procure goods and services to support our operations and projects, and competition with other natural resource companies, and shortage of critical parts, services and equipment may adversely affect our operations and development projects”, “The price of our common stock may be volatile, which may make it difficult for you to sell the common stock at the price you paid or at prices you find attractive” and other risks disclosed in the Company’s most recent Form 10-K.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (in millions, except share and per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2026 through January 31, 2026	510,514	$111.26	506,852	$2,395
February 1, 2026 through February 28, 2026	2,690,209	$123.65	2,413,813	$2,096
March 1, 2026 through March 31, 2026	14,136,259	$109.71	14,045,681	$556
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase programs described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 3,662 shares, 276,396 shares, and 90,578 shares for the fiscal months of January, February, and March 2026, respectively. Subsequent to the end of the covered period, the Company repurchased 4,862,478 additional shares at an average price of $114.73 per share pursuant to a Rule 10b5-1 plan for a total amount of $6,000 repurchased as of the date of filing under the stock repurchase programs described in (2) below.
(2)The Company completed its previously announced share repurchase program subsequent to the end of the quarter, repurchasing an aggregate of 87,582,500 shares for an aggregate cost of $6,000 since February 2024. In April 2026, the Board of Directors authorized an additional $6,000 stock repurchase program to repurchase shares of outstanding common stock. The program will be executed at the Company's discretion. The repurchase program has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.       MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard, which was filed as Exhibit 19 to the Company's annual report on Form 10-K for the year ended December 31, 2024. In accordance with Rule 10b5-1 and the Company’s stock trading standard, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. During the three months ended March 31, 2026, the following director adopted Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):
On February 23, 2026, Natascha Viljoen, President, Chief Executive Officer, and Director, adopted a 10b5-1 Trading Plan with a term of 9 months, and provided for the sale of up to 34,938 shares of common stock pursuant to the terms of the plan. The adoption of such 10b5-1 Trading Plan occurred during an open insider trading window, complied with the Company’s standards on insider trading, and included a required cooling-off period before any trading could commence under the plan.
During the three months ended March 31, 2026, no Section 16 directors amended or terminated existing Rule 10b5-1 trading plans.

ITEM 6.       EXHIBITS.

Exhibit Number		Description
10.1 †*	-	Form of Global 2026 Director Restricted Stock Unit Award Agreement, filed herewith.

10.2 †*	-	Form of Omnibus Amendment to Global Director Restricted Stock Unit Award Agreements, filed herewith.

10.3 †*	-	2026 Newmont Section 16 Officer Short-term Incentive Plan, filed herewith.

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	-	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	-	Cover Page Interactive Data File (embedded within the XBRL document contained in Exhibit 101)
____________________________
*Filed or furnished herewith.
**Submitted electronically herewith.
†Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT CORPORATION
(Registrant)

Date: April 23, 2026	/s/ PETER I. WEXLER
Peter I. Wexler
Executive Vice President, Chief Legal Officer, and Interim Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2026	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Senior Vice President, Global Finance and Chief Accounting Officer
(Principal Accounting Officer)