Form 10-Q
period 2026-06-30
NEWMONT Corp /DE/
filed 2026-07-23
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).     ☐ Yes     ☒ No
There were 1,053,692,271 shares of common stock outstanding on July 16, 2026.

GLOSSARY: UNITS OF MEASURE AND ABBREVIATIONS

Unit	Unit of Measure
$	United States Dollar
%	Percent
A$	Australian Dollar
C$	Canadian Dollar
gram	Metric Gram
ounce	Troy Ounce
tonne	Metric Ton

Abbreviation	Description
AISC (1)	All-In Sustaining Costs
ARC	Asset Retirement Cost
ASC	FASB Accounting Standard Codification
ASU	FASB Accounting Standard Update
AUD	Australian Dollar
CAD	Canadian Dollar
CAS	Costs Applicable to Sales
EBITDA (1)	Earnings Before Interest, Taxes, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GEO (2)	Gold Equivalent Ounces
IMF	International Monetary Fund
INDEC	Instituto Nacional de Estadistica y Censos
LBMA	London Bullion Market Association
MD&A	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
MINAM	Ministry of the Environment of Peru
Mine Act	U.S. Federal Mine Safety and Health Act of 1977
MINEM	Ministry of Energy and Mines of Peru
MXN	Mexican Peso
NPDES	National Pollutant Discharge Elimination System
NSR	Net Smelter Return
PNG	Papua New Guinea
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
TARP	Taxable Australian Real Property
TSF	Tailings Storage Facility
UOP	Units of Production
U.S.	The United States of America
USD	United States Dollar
WTP	Water Treatment Plant
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financial Results:
Sales	$6,118	$5,317	$13,425	$10,327
Gold	$5,276	$4,582	$11,312	$8,827
Copper	$319	$360	$697	$714
Silver	$344	$191	$1,002	$379
Lead	$32	$43	$84	$85
Zinc	$147	$141	$330	$322
Costs applicable to sales (1)	$2,088	$2,001	$4,025	$4,107
Gold	$1,749	$1,677	$3,359	$3,446
Copper	$96	$166	$194	$310
Silver	$162	$60	$307	$122
Lead	$16	$21	$33	$42
Zinc	$65	$77	$132	$187
Net income (loss)	$2,251	$2,075	$5,579	$3,977
Net income (loss) attributable to Newmont stockholders	$2,202	$2,061	$5,464	$3,952
Net income (loss) attributable to Newmont stockholders per common share, diluted:	$2.06	$1.85	$5.07	$3.53
Adjusted net income (loss) (2)	$2,246	$1,594	$5,402	$2,998
Adjusted net income (loss) per share, diluted (2)	$2.10	$1.43	$5.01	$2.68
Earnings before interest, taxes and depreciation and amortization (2)	$3,638	$3,803	$8,892	$6,946
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$3,757	$2,997	$8,911	$5,626
Net cash provided by (used in) operating activities			$6,709	$4,415
Free cash flow (2)			$5,349	$2,915
Cash dividends paid per common share in the period ended June 30,	$0.26	$0.25	$0.52	$0.50
Cash dividends declared per common share for the period ended June 30,	$0.26	$0.25	$0.52	$0.50
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,199	1,390	2,430	2,850
Sold	1,195	1,380	2,427	2,822

Attributable gold ounces (thousands):
Attributable to Newmont	1,181	1,377	2,390	2,822
Pueblo Viejo (40%)	74	63	128	112
Fruta del Norte (1)	38	38	76	81
Produced	1,293	1,478	2,594	3,015
Sold (2)	1,177	1,363	2,388	2,793

Consolidated and attributable gold equivalent ounces - other metals (thousands):
Produced	169	392	427	740
Sold	176	361	437	729

Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	39	83	106	159
Tonnes (thousands)	17	36	47	71
Sold copper:
Pounds (millions)	46	83	113	159
Tonnes (thousands)	22	37	52	72
Produced silver (million ounces)	7	8	16	14
Sold silver (million ounces)	6	7	16	13
Produced lead:
Pounds (millions)	39	59	99	108
Tonnes (thousands)	18	27	45	49
Sold lead:
Pounds (millions)	36	50	98	97
Tonnes (thousands)	17	23	45	44
Produced zinc:
Pounds (millions)	88	147	226	278
Tonnes (thousands)	40	67	102	126
Sold zinc:
Pounds (millions)	89	124	216	285
Tonnes (thousands)	40	56	98	129

Average realized price:
Gold (per ounce)	$4,414	$3,320	$4,661	$3,128
Copper (per pound)	$6.82	$4.37	$6.15	$4.51
Copper (per tonne)	$15,035	$9,628	$13,562	$9,928
Silver (per ounce)	$53.49	$29.50	$61.51	$29.80
Lead (per pound)	$0.88	$0.88	$0.85	$0.88
Lead (per tonne)	$1,931	$1,927	$1,884	$1,942
Zinc (per pound)	$1.64	$1.13	$1.52	$1.13
Zinc (per tonne)	$3,607	$2,497	$3,359	$2,489

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Results (continued):
Consolidated costs applicable to sales: (3)(4)
Gold (per ounce)	$1,463	$1,215	$1,384	$1,221
Gold equivalent ounces - other metals (per ounce)	$1,925	$899	$1,522	$907
Copper (per tonne)	$4,503	$4,422	$3,780	$4,307
Silver (per ounce)	$25	$9	$19	$10
Lead (per tonne)	$1,022	$933	$749	$965
Zinc (per tonne)	$1,603	$1,376	$1,341	$1,445

All-in sustaining costs: (5)
Gold (per ounce)	$1,938	$1,593	$1,822	$1,623
Gold equivalent ounces - other metals (per ounce)	$2,660	$1,203	$2,107	$1,239
Copper (per tonne)	$7,584	$6,068	$5,958	$6,042
Silver (per ounce)	$31	$12	$24	$12
Lead (per tonne)	$1,269	$1,146	$950	$1,165
Zinc (per tonne)	$2,088	$1,659	$1,791	$1,866
____________________________
(1)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold"), in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag.
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

Second Quarter 2026 Highlights (dollars in millions, except per share, per ounce, per pound, and per tonne amounts, unless otherwise noted)
•Net income: Reported Net income (loss) attributable to Newmont stockholders of $2,202 or $2.06 per diluted share, an increase of $141 from the prior-year quarter primarily due to a net increase in Sales, largely reflecting higher average realized gold prices partially offset by lower sales volumes; partially offset by unrealized losses on marketable equity securities recognized in 2026, compared to unrealized gains in 2025, recognized within Other income (loss), net. Results for the current quarter were also affected by certain notable items impacting comparability to the prior-year quarter, including the contribution from Ahafo North following its achievement of commercial production in the fourth quarter of 2025 and designation as a reportable segment, completion of our divestment program in 2025, and the temporary suspension of operations at Cadia following seismic activity recorded near the operation on April 14, 2026.
•Adjusted net income: Reported Adjusted net income (loss) of $2,246 or $2.10 per diluted share, an increase of $0.67 per diluted share from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $3,757 in Adjusted EBITDA, an increase of 25% from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $6,709 for the six months ended June 30, 2026, an increase of 52% from the prior year, and Free cash flow of $5,349 for the six months ended June 30, 2026 (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Sustainability: Published the Annual Sustainability Report, providing a transparent view of its safety and sustainability performance, and the Taxes and Royalties Contribution Report, providing an overview of the Company's tax strategy and economic contributions as part of its commitment to shared value creation.
•Portfolio updates: Received a 13% ownership interest in LunR Royalties Corp. with an initial fair value of $268 through a dividend-in-kind distribution from Lundin Gold.
•Attributable production: Produced 1.3 million attributable ounces of gold and 169 thousand attributable gold equivalent ounces from co-products (17 thousand tonnes of copper, 7 million ounces of silver, 18 thousand tonnes of lead, and 40 thousand tonnes of zinc).
•Financial strength: Ended the quarter with $9,009 of consolidated cash and $13,009 of total liquidity; repurchased $3,462 of common stock for the six months ended June 30, 2026. In July, settled an additional $606 of share repurchases and declared a dividend of $0.26 per share.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in millions except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales (Note 5)	$6,118	$5,317	$13,425	$10,327

Costs and expenses:
Costs applicable to sales (1)	2,088	2,001	4,025	4,107
Depreciation and amortization	604	620	1,236	1,213
Reclamation and remediation (Note 6)	81	83	159	176
Exploration	69	61	120	110
Advanced projects, research and development	47	40	92	83
General and administrative	74	95	153	205
(Gain) loss on sale of assets held for sale (Note 3)	(5)	(699)	(5)	(975)
Other expense, net (Note 7)	64	48	83	91
	3,022	2,249	5,863	5,010
Other income (expense):
Other income (loss), net (Note 8)	(62)	115	94	416
Interest expense, net of capitalized interest	(35)	(65)	(74)	(144)
	(97)	50	20	272
Income (loss) before income and mining tax and other items	2,999	3,118	7,582	5,589
Income and mining tax benefit (expense) (Note 9)	(952)	(1,092)	(2,356)	(1,739)
Equity income (loss) of affiliates (Note 12)	204	49	353	127
Net income (loss)	2,251	2,075	5,579	3,977
Net loss (income) attributable to noncontrolling interests (2)	(49)	(14)	(115)	(25)
Net income (loss) attributable to Newmont stockholders	$2,202	$2,061	$5,464	$3,952

Weighted average common shares:
Basic	1,065	1,110	1,075	1,118
Effect of employee stock-based awards	2	2	2	2
Diluted	1,067	1,112	1,077	1,120

Net income (loss) attributable to Newmont stockholders per common share:
Basic	$2.07	$1.86	$5.08	$3.53
Diluted	$2.06	$1.85	$5.07	$3.53
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Relates to the Suriname Gold project C.V. (“Merian”) reportable segment.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,251	$2,075	$5,579	$3,977
Other comprehensive income (loss):
Change in cash flow hedges, net of tax	(45)	93	(27)	153
Other adjustments, net of tax	3	(10)	4	(14)
Other comprehensive income (loss)	(42)	83	(23)	139
Comprehensive income (loss)	$2,209	$2,158	$5,556	$4,116

Comprehensive income (loss) attributable to:
Newmont stockholders	$2,160	$2,144	$5,441	$4,091
Noncontrolling interests	49	14	115	25
	$2,209	$2,158	$5,556	$4,116
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in millions)

	At June 30, 2026	At December 31, 2025
ASSETS
Cash and cash equivalents	$9,009	$7,647
Trade receivables (Note 5)	686	1,067
Investments (Note 12)	—	594
Inventories (Note 13)	1,478	1,512
Stockpiles and ore on leach pads (Note 14)	1,321	1,177
Other receivables	492	678
Other current assets	320	391
Current assets	13,306	13,066
Property, plant and mine development, net	33,583	33,310
Investments (Note 12)	4,122	4,186
Stockpiles and ore on leach pads (Note 14)	2,536	2,410
Deferred income tax assets	22	45
Goodwill	2,658	2,658
Other non-current assets	1,414	1,446
Total assets	$57,641	$57,121

LIABILITIES
Accounts payable	$906	$816
Employee-related benefits	708	898
Income and mining taxes payable	1,272	1,188
Lease and other financing obligations	132	118
Other current liabilities ($339 valued under fair value option at December 31, 2025) (Note 16)	2,208	2,692
Current liabilities	5,226	5,712
Debt (Note 15)	5,083	5,115
Lease and other financing obligations	383	356
Reclamation and remediation liabilities (Note 6)	6,184	6,297
Deferred income tax liabilities	3,851	4,045
Employee-related benefits	616	634
Silver streaming agreement	546	598
Other non-current liabilities (Note 16)	338	322
Total liabilities	22,227	23,079

Commitments and contingencies (Note 17)

EQUITY
Common stock	1,704	1,753
Treasury stock	(348)	(301)
Additional paid-in capital	28,057	28,847
Accumulated other comprehensive income (loss)	114	137
Retained earnings	5,716	3,431
Newmont stockholders' equity	35,243	33,867
Noncontrolling interests	171	175
Total equity	35,414	34,042
Total liabilities and equity	$57,641	$57,121
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in millions)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$5,579	$3,977
Non-cash adjustments:
Depreciation and amortization	1,236	1,213
(Gain) loss on sale of assets held for sale	(5)	(975)
Reclamation and remediation	149	166
Deferred income taxes	(146)	342
Change in fair value of investments and options	24	(442)
Other non-cash adjustments	164	119
Change in operating assets and liabilities:
Trade and other receivables	531	443
Inventories, stockpiles and ore on leach pads	(283)	(236)
Other assets	16	(98)
Accounts payable	102	(99)
Reclamation and remediation liabilities	(458)	(280)
Accrued tax liabilities (1)	84	354
Other accrued liabilities	(284)	(69)
Net cash provided by (used in) operating activities	6,709	4,415

Investing activities:
Additions to property, plant and mine development	(1,360)	(1,500)
Proceeds from sales of investments	257	374
Proceeds from sales of mining operations and other assets, net	100	2,675
Contributions to equity method investees	(57)	(48)
Return of investment from equity method investees	42	44
Other	(15)	(128)
Net cash provided by (used in) investing activities	(1,033)	1,417

Financing activities:
Repurchases of common stock	(3,462)	(1,359)
Dividends paid to common stockholders	(559)	(561)
Distributions to noncontrolling interests	(189)	(100)
Funding from noncontrolling interests	68	70
Payments on lease and other financing obligations	(53)	(46)
Repayment of debt	(39)	(1,383)
Other	(67)	(28)
Net cash provided by (used in) financing activities	(4,301)	(3,407)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	5
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	1,359	2,430
Change in cash and restricted cash reclassified to assets held for sale	—	138
Net change in cash, cash equivalents and restricted cash	1,359	2,568
Cash, cash equivalents and restricted cash at beginning of period	7,684	3,650
Cash, cash equivalents and restricted cash at end of period	$9,043	$6,218

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,009	$6,185
Restricted cash included in other current assets	1	2
Restricted cash included in other non-current assets	33	31
Total cash, cash equivalents and restricted cash	$9,043	$6,218
____________________________
(1)Includes $2,349 and $1,113 of cash payments for income and mining taxes, net of refunds, for the six months ended June 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, dollars in millions except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,096	$1,753	(7)	$(301)	$28,847	$137	$3,431	$175	$34,042
Net income (loss)	—	—	—	—	—	—	3,262	66	3,328
Other comprehensive income (loss)	—	—	—	—	—	19	—	—	19
Dividends declared (1)	—	—	—	—	—	—	(281)	—	(281)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(105)	(105)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	36	36
Repurchase and retirement of common stock	(17)	(28)	—	—	(446)	—	(1,440)	—	(1,914)
Withholding of employee taxes related to stock-based compensation	—	—	—	(45)	—	—	—	—	(45)
Stock-based awards and related share issuances	1	2	—	—	16	—	—	—	18
Balance at March 31, 2026	1,080	1,727	(7)	(346)	28,417	156	4,972	172	35,098
Net income (loss)	—	—	—	—	—	—	2,202	49	2,251
Other comprehensive income (loss)	—	—	—	—	—	(42)	—	—	(42)
Dividends declared (1)	—	—	—	—	—	—	(277)	—	(277)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(84)	(84)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Repurchase and retirement of common stock (2)	(14)	(23)	—	—	(379)	—	(1,181)	—	(1,583)
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)
Stock-based awards and related share issuances	—	—	—	—	19	—	—	—	19
Balance at June 30, 2026	1,066	$1,704	(7)	$(348)	$28,057	$114	$5,716	$171	$35,414
____________________________
(1)Cash dividends paid per common share were $0.26 and $0.52 for the three and six months ended June 30, 2026, respectively.
(2)An additional $606 of common stock was repurchased and retired subsequent to June 30, 2026 through the date of filing.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, dollars in millions except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,134	$1,813	(7)	$(278)	$29,808	$(95)	$(1,320)	$181	$30,109
Net income (loss)	—	—	—	—	—	—	1,891	11	1,902
Other comprehensive income (loss)	—	—	—	—	—	56	—	—	56
Dividends declared (1)	—	—	—	—	—	—	(280)	—	(280)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	35	35
Repurchase and retirement of common stock	(8)	(12)	—	—	(201)	—	(138)	—	(351)
Withholding of employee taxes related to stock-based compensation	—	—	—	(15)	—	—	—	—	(15)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2025	1,127	1,803	(7)	(293)	29,624	(39)	153	183	31,431
Net income (loss)	—	—	—	—	—	—	2,061	14	2,075
Other comprehensive income (loss)	—	—	—	—	—	83	—	—	83
Dividends declared (1)	—	—	—	—	—	—	(281)	—	(281)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Repurchase and retirement of common stock	(19)	(31)	—	—	(506)	—	(484)	—	(1,021)
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)
Stock-based awards and related share issuances	—	—	—	—	23	—	—	—	23
Balance at June 30, 2025	1,108	$1,772	(7)	$(294)	$29,141	$44	$1,449	$175	$32,287
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

	CC&V	Musselwhite	Éléonore	Porcupine	Akyem	Total
Cash received, net of working capital adjustments	$109	$799	$784	$201	$888	$2,781
Deferred consideration received	154	14	—	107	84	359
Equity consideration	—	—	—	233	—	233
Value of consideration received	263	813	784	541	972	3,373

Less: Carrying value of net assets divested	(196)	(794)	(612)	(513)	(270)	(2,385)
Less: Indemnification provided	(65)	—	—	—	(19)	(84)

Gain on completed sales	$2	$19	$172	$28	$683	$904
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
Musselwhite. Sale of the Musselwhite reportable segment to Orla Mining Ltd closed on February 28, 2025. The deferred consideration consists of $40 receivable in two installments of $20 on the first and second year anniversary of the close date, dependent on the average spot gold price over the respective period. In the first quarter of 2026, the Company received the first deferred payment of $20. The second deferred payment meets the definition of a derivative asset and is included as contingent consideration in Other current assets.
Éléonore. Sale of the Éléonore reportable segment to Dhilmar Ltd closed on February 28, 2025.
Porcupine. Sale of the Porcupine reportable segment to Discovery Silver Corp. ("Discovery") closed on April 15, 2025. The deferred consideration consisted of $150 to be received in four equal annual installments beginning December 31, 2027. The deferred consideration is classified as a note receivable and is included in Other non-current assets. The equity consideration consisted of Discovery shares, which were accounted for as marketable equity securities and fully divested in the third quarter of 2025.
Akyem. Sale of the Akyem reportable segment to Zijin Mining Group Co., Ltd ("Zijin") closed on April 15, 2025. The deferred consideration consisted of $100 receivable at the earlier of lease ratification or the fifth year anniversary of the close date. The deferred consideration did not meet the definition of a derivative asset and was considered a financial asset and included in Other non-current liabilities. The indemnification consisted of a guarantee in which the Company would have indemnified Zijin for losses from non-ratification of the lease by the Ghanaian Parliament, government actions stopping operations, or required renegotiations to secure ratification, with a cap of $200 and a 5-year claim period. In the third quarter of 2025, the lease was ratified resulting in receipt of the deferred consideration and removal of the indemnification obligation.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(Gain) loss on sale of assets held for sale consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Gain) on completed sales	$—	$(711)	$—	$(904)
(Reversal of write-downs) write-downs on assets held for sale	—	—	—	(76)
Tax impact	—	—	—	(17)
Other (1)	(5)	12	(5)	22
	$(5)	$(699)	$(5)	$(975)
____________________________
(1)Primarily consists of the impact of finalization of certain working capital adjustments on completed sales, and certain costs incurred under the transitional services support agreements.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). At June 30, 2026, the Company's 13 reportable segments consist of each of its 12 mining operations that it manages and its 38.5% proportionate interest in Nevada Gold Mines ("NGM"), which it does not directly manage. Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., as the primary beneficiary of Merian, which is a variable interest entity.
With respect to NGM, Newmont gave notice to Barrick Mining Corporation's (“Barrick") and the NGM Board of Managers in the first quarter of 2026 that it has identified evidence of mismanagement at NGM, including diversion of resources from NGM to the benefit of Barrick’s wholly-owned property Fourmile and Barrick, and that it was exercising its contractual inspection and audit rights.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The financial information relating to the Company’s segments is as follows:

Three Months Ended June 30, 2026	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (2)
Managed
Lihir	$640	$213	$47	$3	$5	$(1)	$373	$47
Cadia:
Gold	179	74	33
Copper	166	48	21
Total Cadia	345	122	54	2	4	31	132	160
Tanami	404	119	35	1	3	3	243	161
Boddington:
Gold	679	199	39
Copper	68	18	4
Total Boddington	747	217	43	4	2	2	479	50
Ahafo South	415	199	35	2	16	1	162	41
Ahafo North	306	85	23	1	4	—	193	16
Merian	332	104	17	2	8	1	200	24
Cerro Negro	230	81	33	1	6	28	81	49
Yanacocha	581	132	24	39	3	1	382	2
Peñasquito:
Gold	140	71	22
Silver	344	162	49
Lead	32	16	5
Zinc	147	65	16
Total Peñasquito	663	314	92	9	4	16	228	30
Red Chris:
Gold	48	19	8
Copper	85	30	12
Total Red Chris	133	49	20	2	2	1	59	55
Brucejack	253	96	41	2	5	—	109	23
Non-managed
NGM	1,069	357	127	2	15	1	567	110
Total Reportable Segments	6,118	2,088	591	70	77	84	3,208	768
Corporate and Other	—	—	13	11	39	146	(209)	(4)
Consolidated	$6,118	$2,088	$604	$81	$116	$230	$2,999	$764
____________________________
(1)Includes General and administrative, (Gain) loss on sale of assets held for sale, Other expense, net, Other income (loss), net, and Interest expense, net of capitalized interest. Refer to Notes 3, 7 and 8 for further information.
(2)Consolidated capital expenditures on a cash basis were $719 reflecting non-cash adjustments and hedge impacts of $45.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Three Months Ended June 30, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (2)
Managed
Lihir	$517	$202	$51	$4	$2	$9	$249	$36
Cadia:
Gold	370	88	34
Copper	226	82	35
Total Cadia	596	170	69	2	4	15	336	144
Tanami	297	115	31	1	4	16	130	116
Boddington:
Gold	476	169	32
Copper	67	38	7
Total Boddington	543	207	39	4	—	14	279	29
Ahafo South (3)	657	201	49	2	12	(6)	399	41
Ahafo North (3)	—	—	—	—	3	—	(3)	93
Merian	223	122	22	1	13	—	65	11
Cerro Negro	112	72	26	2	6	6	—	35
Yanacocha	446	119	30	43	3	14	237	4
Peñasquito:
Gold	440	100	49
Silver	191	60	29
Lead	43	21	10
Zinc	141	77	32
Total Peñasquito	815	258	120	6	4	29	398	31
Red Chris:
Gold	50	22	6
Copper	67	46	12
Total Red Chris	117	68	18	2	3	(1)	27	43
Brucejack	161	91	42	2	3	—	23	25
Non-managed
NGM	783	343	106	2	6	—	326	93
Total Reportable Segments	5,267	1,968	603	71	63	96	2,466	701
Corporate and Other (4)	—	—	17	10	38	(129)	64	3
Divested (4)
Porcupine (4)	32	16	—	1	—	112	(97)	10
Akyem	18	17	—	1	—	(685)	685	1
Consolidated	$5,317	$2,001	$620	$83	$101	$(606)	$3,118	$715
____________________________
(1)Includes General and administrative, (Gain) loss on sale of assets held for sale, Other expense, net, and Other income (loss), net, and Interest expense, net of capitalized interest. Refer to Notes 3, 7 and 8 for further information.
(2)Consolidated capital expenditures on a cash basis were $674 reflecting non-cash adjustments and hedge impacts of $41.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Six Months Ended June 30, 2026	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir	$1,202	$389	$92	$7	$7	$(4)	$711	$5,844	$69
Cadia:
Gold	659	175	74
Copper	431	109	46
Total Cadia	1,090	284	120	3	11	51	621	6,701	323
Tanami	838	217	66	2	5	23	525	3,031	306
Boddington:
Gold	1,168	336	66
Copper	104	29	6
Total Boddington	1,272	365	72	8	3	15	809	2,447	85
Ahafo South	1,012	411	77	4	25	2	493	1,838	74
Ahafo North	623	160	43	1	6	—	413	1,228	45
Merian	741	215	37	3	14	1	471	949	39
Cerro Negro	494	147	66	3	11	31	236	2,085	74
Yanacocha	1,258	272	53	78	6	(13)	862	1,468	3
Peñasquito:
Gold	427	139	51
Silver	1,002	307	112
Lead	84	33	12
Zinc	330	132	38
Total Peñasquito	1,843	611	213	18	7	12	982	4,383	62
Red Chris:
Gold	116	41	17
Copper	162	56	23
Total Red Chris	278	97	40	4	4	4	129	2,723	88
Brucejack	534	194	82	3	8	1	246	2,566	39
Non-managed
NGM	2,240	663	249	5	24	(2)	1,301	7,448	212
Total Reportable Segments	13,425	4,025	1,210	139	131	121	7,799	42,711	1,419
Corporate and Other	—	—	26	20	81	90	(217)	14,930	1
Consolidated	$13,425	$4,025	$1,236	$159	$212	$211	$7,582	$57,641	$1,420
____________________________
(1)Includes General and administrative, (Gain) loss on sale of assets held for sale, Other expense, net, Other income (loss), net, and Interest expense, net of capitalized interest. Refer to Notes 3, 7 and 8 for further information.
(2)Consolidated capital expenditures on a cash basis were $1,360 reflecting non-cash adjustments and hedge impacts of $60.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Six Months Ended June 30, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir	$972	$363	$91	$7	$3	$14	$494	$5,735	$81
Cadia:
Gold	686	165	67
Copper	437	153	65
Total Cadia	1,123	318	132	3	4	34	632	6,368	273
Tanami	507	197	56	2	6	17	229	2,434	247
Boddington:
Gold	890	336	61
Copper	141	76	14
Total Boddington	1,031	412	75	8	3	16	517	2,343	71
Ahafo South (3)	1,231	448	98	4	20	(13)	674	2,043	83
Ahafo North (3)	—	—	—	—	5	—	(5)	921	164
Merian	364	194	37	2	20	—	111	916	26
Cerro Negro	220	150	54	3	11	10	(8)	1,833	83
Yanacocha	725	212	56	88	4	20	345	2,080	8
Peñasquito:
Gold	806	206	96
Silver	379	122	57
Lead	85	42	20
Zinc	322	187	77
Total Peñasquito	1,592	557	250	11	8	30	736	4,389	56
Red Chris:
Gold	95	38	11
Copper	136	81	23
Total Red Chris	231	119	34	4	5	(2)	71	2,637	70
Brucejack	294	174	88	3	5	4	20	2,612	41
Non-managed
NGM	1,409	651	203	5	8	1	541	7,430	195
Total Reportable Segments	9,699	3,795	1,174	140	102	131	4,357	41,741	1,398
Corporate and Other (4)	—	—	33	21	88	(227)	85	13,424	5
Divested (4)
CC&V	88	39	2	2	—	(3)	48	—	5
Musselwhite	94	33	—	1	—	(18)	78	—	14
Porcupine (4)	177	79	1	6	1	20	70	—	54
Éléonore	138	54	—	1	2	(171)	252	—	12
Akyem	131	107	3	5	—	(683)	699	—	9
Consolidated	$10,327	$4,107	$1,213	$176	$193	$(951)	$5,589	$55,165	$1,497
____________________________
(1)Includes General and administrative, (Gain) loss on sale of assets held for sale, Other expense, net, and Other income (loss), net, and Interest expense, net of capitalized interest. Refer to Notes 3, 7 and 8 for further information.
(2)Consolidated capital expenditures on a cash basis were $1,500 reflecting non-cash adjustments and hedge impacts of $3.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following table presents the Company’s Sales by mining operation, product, and inventory type:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Managed
Lihir	$640	$—	$640	$517	$—	$517
Cadia:
Gold	30	149	179	34	336	370
Copper	—	166	166	—	226	226
Total Cadia	30	315	345	34	562	596
Tanami	404	—	404	297	—	297
Boddington:
Gold	190	489	679	123	353	476
Copper	—	68	68	—	67	67
Total Boddington	190	557	747	123	420	543
Ahafo South	415	—	415	657	—	657
Ahafo North (1)	306	—	306	—	—	—
Merian	332	—	332	219	4	223
Cerro Negro	230	—	230	112	—	112
Yanacocha	577	4	581	438	8	446
Peñasquito:
Gold	—	140	140	—	440	440
Silver (2)	—	344	344	—	191	191
Lead	—	32	32	—	43	43
Zinc	—	147	147	—	141	141
Total Peñasquito	—	663	663	—	815	815
Red Chris:
Gold	—	48	48	—	50	50
Copper	—	85	85	—	67	67
Total Red Chris	—	133	133	—	117	117
Brucejack	143	110	253	102	59	161
Non-managed
NGM (3)	1,013	56	1,069	743	40	783
Divested (4)
Porcupine	—	—	—	32	—	32
Akyem	—	—	—	18	—	18
Consolidated	$4,280	$1,838	$6,118	$3,292	$2,025	$5,317
____________________________
(1)In the fourth quarter of 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment.
(2)Silver sales from concentrate includes $19 and $20 related to non-cash amortization of the silver streaming agreement liability for the three months ended June 30, 2026 and 2025, respectively.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,002 and $743 for the three months ended June 30, 2026 and 2025, respectively.
(4)Refer to Note 3 for information on the Company's divestitures.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Managed
Lihir	$1,202	$—	$1,202	$972	$—	$972
Cadia:
Gold	97	562	659	64	622	686
Copper	—	431	431	—	437	437
Total Cadia	97	993	1,090	64	1,059	1,123
Tanami	838	—	838	507	—	507
Boddington:
Gold	323	845	1,168	217	673	890
Copper	—	104	104	—	141	141
Total Boddington	323	949	1,272	217	814	1,031
Ahafo South	1,012	—	1,012	1,231	—	1,231
Ahafo North (1)	623	—	623	—	—	—
Merian	740	1	741	356	8	364
Cerro Negro	494	—	494	220	—	220
Yanacocha	1,236	22	1,258	708	17	725
Peñasquito:
Gold	—	427	427	—	806	806
Silver (2)	—	1,002	1,002	—	379	379
Lead	—	84	84	—	85	85
Zinc	—	330	330	—	322	322
Total Peñasquito	—	1,843	1,843	—	1,592	1,592
Red Chris:
Gold	—	116	116	—	95	95
Copper	—	162	162	—	136	136
Total Red Chris	—	278	278	—	231	231
Brucejack	354	180	534	189	105	294
Non-managed
NGM (3)	2,137	103	2,240	1,330	79	1,409
Divested (4)
CC&V	—	—	—	88	—	88
Musselwhite	—	—	—	94	—	94
Porcupine	—	—	—	177	—	177
Éléonore	—	—	—	138	—	138
Akyem	—	—	—	131	—	131
Consolidated	$9,056	$4,369	$13,425	$6,422	$3,905	$10,327
____________________________
(1)In the fourth quarter of 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment.
(2)Silver sales from concentrate includes $48 and $39 related to non-cash amortization of the silver streaming agreement liability for the six months ended June 30, 2026 and 2025, respectively.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $2,130 and $1,332 for the six months ended June 30, 2026 and 2025, respectively.
(4)Refer to Note 3 for information on the Company's divestitures.
Trade Receivables and Provisional Sales
At June 30, 2026 and December 31, 2025, Trade receivables consisted primarily of sales from provisionally priced concentrate and other production. Changes in pricing on provisional sales resulted in a (decrease) increase to Sales of $(50) and $42 for the three months ended June 30, 2026 and 2025, respectively, and $74 and $181 for the six months ended June 30, 2026 and 2025, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
At June 30, 2026, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Provisionally priced sales subject to final pricing (1)(2)	97	50	5	39	80
Average provisional price (per ounce/pound)	$4,039	$6.07	$59.62	$0.84	$1.62
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reclamation adjustments and other	$2	$1	$3	$2
Reclamation accretion	74	76	146	163
Reclamation expense	76	77	149	165

Remediation adjustments and other	4	4	7	7
Remediation accretion	1	2	3	4
Remediation expense	5	6	10	11
Reclamation and remediation	$81	$83	$159	$176
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2026	2025	2026	2025
Balance at January 1,	$6,800	$7,015	$390	$370
Additions, changes in estimates, and other	(2)	2	—	—
Divestitures (1)	—	(13)	—	—
Payments, net	(431)	(249)	(27)	(31)
Accretion expense	146	163	3	4
Balance at June 30,	$6,513	$6,918	$366	$343
____________________________
(1)Refer to Note 3 for information on the Company's divestitures.

	At June 30, 2026			At December 31, 2025
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$631	$64	$695	$829	$64	$893
Non-current (2)	5,882	302	6,184	5,971	326	6,297
Total (3)	$6,513	$366	$6,879	$6,800	$390	$7,190
____________________________
(1)The current portion of reclamation and remediation liabilities are included in Other current liabilities; refer to Note 16 for further information.
(2)The non-current portion of reclamation and remediation liabilities are included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $3,581 and $3,906 related to Yanacocha at June 30, 2026 and December 31, 2025, respectively.
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
Included in Other non-current assets at June 30, 2026 and December 31, 2025 is $33 and $33, respectively, of non-current restricted cash held for purposes of settling reclamation and remediation obligations primarily related to Ahafo South and San Jose Reservoir at Yanacocha.
Included in Other non-current assets at June 30, 2026 and December 31, 2025 are $14 and $13, respectively, of non-current restricted investments, which are legally pledged for purposes of settling reclamation and remediation obligations primarily related to San Jose Reservoir at Yanacocha.
Refer to Note 17 for further discussion of reclamation and remediation matters.
NOTE 7     OTHER EXPENSE, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring and severance	$12	$15	$18	$24
Impairment charges	2	9	11	24
Settlement costs	2	—	—	3
Newcrest transaction and integration costs	—	(10)	—	(6)
Other (1)	48	34	54	46
Other expense, net	$64	$48	$83	$91
____________________________
(1)Includes $28 of incremental and non-productive direct operating costs for the three and six months ended June 30, 2026, respectively, incurred during the temporary suspension of underground mining activities at the Cadia operation following seismic activity recorded near the operation on April 14, 2026. Surface operations and processing of existing stockpiles continued following the event until May 11, 2026 when stockpile inventories were substantially depleted. Underground mining and processing resumed in mid-June on a progressive ramp-up, with production expected to return to pre-event levels in the third quarter of 2026.
NOTE 8     OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$87	$54	$171	$95
Foreign currency exchange, net	(45)	(59)	(81)	(79)
Change in fair value of investments and options	(111)	151	(24)	442
Gain (loss) on asset and investment sales	(1)	(2)	(1)	(7)
Gain (loss) on debt extinguishment (Note 15)	—	(18)	1	(28)
Other	8	(11)	28	(7)
Other income (loss), net	$(62)	$115	$94	$416

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended June 30, (1)				Six Months Ended June 30, (1)
	2026		2025		2026		2025
Income (loss) before income and mining tax and other items		$2,999		$3,118		$7,582		$5,589

U.S. Federal statutory tax rate	21%	630	21%	655	21%	1,592	21%	1,174
Reconciling items:
Change in valuation allowance on deferred tax assets	(1)	(26)	5	146	(2)	(137)	(1)	(51)
Foreign rate differential (2)	9	271	6	187	9	652	7	367
Mining and other taxes (net of associated federal benefit)	5	136	2	71	4	280	2	134
Uncertain tax position reserve adjustment	(1)	(40)	—	8	(1)	(43)	—	(6)
Tax impact of divestitures (3)	—	—	1	39	—	—	2	122
Other	(1)	(19)	—	(14)	—	12	—	(1)
Income and mining tax expense (benefit)	32%	$952	35%	$1,092	31%	$2,356	31%	$1,739
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

	Fair Value at June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$9,009	$9,009	$—	$—
Restricted cash	34	34	—	—
Trade receivables from provisional concentrate sales	676	—	676	—
Marketable equity and other securities	389	389	—	—
Restricted marketable debt and other securities (Note 6)	14	14	—	—
Derivative assets (Note 11)	183	—	56	127
	$10,305	$9,446	$732	$127
Liabilities:
Debt (Note 15) (2)	$5,151	$—	$5,151	$—
Derivative liabilities (Note 11)	7	—	5	2
	$5,158	$—	$5,156	$2

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$7,647	$7,647	$—	$—
Restricted cash	37	37	—	—
Trade receivables from provisional concentrate sales	1,064	—	1,064	—
Long-lived assets	78	—	—	78
Marketable equity and other securities	740	740	—	—
Restricted marketable debt and other securities (Note 6)	13	13	—	—
Derivative assets (Note 11)	262	—	60	202
	$9,841	$8,437	$1,124	$280
Liabilities:
Debt (Note 15) (2)	$5,283	$—	$5,283	$—
Derivative liabilities (Note 11)	1	—	1	—
Other liabilities	339	—	339	—
	$5,623	$—	$5,623	$—
____________________________
(1)Cash and cash equivalents includes short-term deposits that have an original maturity of three months or less.
(2)Debt is carried at amortized cost. The outstanding carrying value was $5,083 and $5,115 at June 30, 2026 and December 31, 2025, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at June 30, 2026 and December 31, 2025:

Description	At June 30, 2026	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Derivative assets:
Hedging instruments (1)	$107	Income approach	Forward power prices	A$34 - A$478	6.88%
Contingent consideration assets	$20	Income approach	Forward gold prices	$4,370	—%
Derivative liabilities (1)	$2	Income approach	Forward power prices	A$34 - A$478	6.88%
____________________________
(1)Consists of the Cadia power purchase agreement ("Cadia PPA") which was in a current liability and a non-current asset position at June 30, 2026; refer to Note 11 for further information.

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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2025	$202	$202	$—	$—
Fair value changes in Other comprehensive income (loss)	(55)	(55)	2	2
Settlements (1)	(20)	(20)	—	—
Fair value at June 30, 2026	$127	$127	$2	$2

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Derivative Assets	Total Assets	Derivative Liabilities	Total Liabilities
Fair value at December 31, 2024	$142	$142	$6	$6
Acquired through divestments (2)	252	252	—	—
Fair value changes in Other comprehensive income (loss)	47	47	(1)	(1)
Fair value changes in Other income (loss), net	(3)	(3)	—	—
Fair value at June 30, 2025	$438	$438	$5	$5
____________________________
(1)In the first quarter of 2026, the Company received the first deferred payment of $20 related to the sale of the Musselwhite reportable segment. Refer to Note 3 for further information.
(2)The Company acquired contingent consideration assets as part of the divestitures that occurred in 2025. Refer to Note 3 for further information.
NOTE 11     DERIVATIVE INSTRUMENTS

	At June 30, 2026	At December 31, 2025
Current derivative assets: (1)
Hedging instruments:
Foreign currency cash flow hedges	$56	$60
Cadia PPA cash flow hedge	—	7
	56	67
Contingent consideration assets	20	20
	$76	$87
Non-current derivative assets: (2)
Hedging instruments:
Cadia PPA cash flow hedge	$107	$155
Contingent consideration assets	—	20
	$107	$175
Current derivative liabilities: (3)
Hedging instruments:
Foreign currency cash flow hedges	$5	$1
Cadia PPA cash flow hedge	2	—
	$7	$1
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
Foreign Currency Cash Flow Hedges
The Company has implemented various hedge programs in which fixed forward contracts have been entered into to mitigate variability in the USD-functional cash flows associated with specific expenditures. These fixed forward contracts have been designated as foreign currency cash flow hedges for the related forecasted expenditures and were transacted for risk management purposes. Refer to the table below for a summary of these programs at June 30, 2026:

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
Cadia PPA
The Cadia PPA is a 15-year renewable power purchase agreement acquired by the Company through the Newcrest transaction. The Company designated the Cadia PPA as a cash flow hedge to mitigate the variability in cash flows related to approximately 40 percent of forecasted purchases of power at the Cadia mine for a 15-year period beginning in July 2024. Additionally, the Cadia PPA provides the Company with access to large scale generation certificates which the Company intends to surrender to achieve a reduction in its greenhouse gas emissions.
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
The following table provides the losses (gains) reclassified to earnings from Accumulated other comprehensive income (loss) related to the Company's derivative instruments designated for hedging:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Gain) loss on cash flow hedges:
Foreign currency cash flow hedges (1)	$(20)	$12	$(38)	$34
Cadia PPA cash flow hedge (2)	2	2	3	5
Interest rate contracts (3)	—	2	2	3
	$(18)	$16	$(33)	$42
____________________________
(1)As of June 30, 2026, a gain of $39 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months. The actual amounts that will be reclassified to earnings will vary due to future foreign currency exchange rates.
(2)As of June 30, 2026, a loss of $10 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months, which includes amounts related to the initial fair value that are reclassified from Accumulated other comprehensive income (loss) to earnings on a systematic basis over the 15-year term. The actual amounts that will be reclassified to earnings will vary due to future power prices and power generation volumes.
(3)As of June 30, 2026, amounts remaining in Accumulated other comprehensive income (loss) relate to the interest rate contracts on the 2042 Senior Notes with the related losses to be reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net of capitalized interest over the term of the notes. A loss of $3 is expected to be reclassified into earnings over the next 12 months. The actual amounts that will be reclassified to earnings could vary upon repurchase or exchange of the related long-term debt prior to maturity.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12     INVESTMENTS

	At June 30, 2026	At December 31, 2025
Current investments:
Marketable equity securities (1)(2)	$—	$594

Non-current investments:
Marketable equity and other securities (3)	$414	$171

Equity method investments (% ownership):
Pueblo Viejo Mine (40%)	1,555	1,584
NuevaUnión Project (50%)	975	973
Lundin Gold (32%) (3)	595	905
Norte Abierto Project (50%)	583	553
	3,708	4,015
	$4,122	$4,186
____________________________
(1)In the first quarter of 2026, the Company sold the remaining Greatland Resources Limited ("Greatland") shares for $134 as a result of the Greatland option being exercised. Refer to Note 16 for further information.
(2)In the first quarter of 2026, the Company sold its investment in SolGold plc for net proceeds of $116.
(3)Refer below for additional information regarding Lundin Gold Inc.'s ("Lundin Gold") distribution of LunR Royalties Corp. ("LunR") in the second quarter of 2026, resulting in the recognition of a marketable equity security and a corresponding reduction in the Company's investment in Lundin Gold.
Equity Method Investments
The following table provides the income (loss) from the Company's equity method investments, recognized in Equity income (loss) of affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pueblo Viejo (40%)	$101	$15	$189	$59
Lundin Gold (32%)	77	37	140	64
Norte Abierto Project (50%) (1)	25	1	24	2
NuevaUnión Project (50%)	1	(4)	—	2
	$204	$49	$353	$127
____________________________
(1)Includes the Company's proportionate share of a gain recognized by the Norte Abierto joint venture on the sale of one of its properties to a third party during the second quarter of 2026. Cash proceeds from the sale are expected to be distributed to the joint venture partners in the third quarter of 2026. The transaction resulted in the removal of all mineral resources associated with the sold property, which represented approximately 7%, 6%, and 3% of gold, copper, and silver resources, respectively, as disclosed in in Part I, Item 2, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026. There was no impact to the Company's reported reserves related to the sold property.
Pueblo Viejo
As of June 30, 2026 and December 31, 2025, the Company had outstanding stockholder loans to Pueblo Viejo of $530 and $518, which includes accrued interest of $49 and $60, respectively, included in the Pueblo Viejo equity method investment.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $334 and $612 for the three and six months ended June 30, 2026, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $212 and $367 for the three and six months ended June 30, 2025, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amounts are immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of June 30, 2026 or December 31, 2025.
Lundin Gold
Lundin Gold is accounted for on a quarterly lag. At June 30, 2026, the calculated fair value, based on quoted closing prices of publicly traded shares, of the Company's investment in Lundin Gold was $4,155.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
In the second quarter of 2026, Lundin Gold entered into a silver stream-for-equity transaction with LunR, pursuant to which Lundin Gold received common shares of LunR. These shares were subsequently distributed to Lundin Gold’s shareholders. As a result, Newmont received its pro rata distribution, representing an approximate 13% ownership interest in LunR, with a fair value of $268, which was recognized as a marketable equity security. The receipt of LunR shares was accounted for as a dividend in kind from Lundin Gold, resulting in a reduction of the carrying value of the Company’s investment in Lundin Gold equal to the fair value of the shares received.
NOTE 13     INVENTORIES

	At June 30, 2026	At December 31, 2025
Materials and supplies	$1,088	$1,060
In-process	156	199
Concentrate	143	162
Precious metals	91	91
Inventories	$1,478	$1,512
NOTE 14     STOCKPILES AND ORE ON LEACH PADS

	At June 30, 2026			At December 31, 2025
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$1,054	$267	$1,321	$893	$284	$1,177
Non-current	2,336	200	2,536	2,284	126	2,410
Total	$3,390	$467	$3,857	$3,177	$410	$3,587
NOTE 15     DEBT
Scheduled minimum debt repayments are as follows:

At June 30, 2026
Year Ending December 31,
2026 (for the remainder of 2026)	$—
2027	—
2028	—
2029	265
2030	655
Thereafter	4,381
Total face value of debt	5,301
Unamortized premiums, discounts, and issuance costs	(218)
Debt	$5,083
Debt Extinguishment
For the six months ended June 30, 2026 and 2025, the Company completed redemptions of senior notes totaling $42 and $1,376 in principal, respectively, and paid accrued interest of $— and $22, respectively. These transactions resulted in no gain or loss on extinguishment for the three months ended June 30, 2026, a gain on extinguishment of $1 for the six months ended June 30, 2026, and losses on extinguishment of $18 and $28 for the three and six months ended June 30, 2025, respectively, recognized in Other income (loss), net.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table summarizes the redemptions by senior note:

	Six Months Ended June 30,
	2026		2025
	Settled Principal Amount	Total Repurchase Amount	Settled Principal Amount	Total Repurchase Amount
5.30% Senior Notes due March 2026 (1)	$—	$—	$928	$957
2.80% Senior Notes due October 2029	2	2	6	6
3.25% Senior Notes due May 2030	14	14	96	91
2.25% Senior Notes due October 2030	2	2	67	60
2.60% Senior Notes due July 2032	24	21	32	27
5.875% Senior Notes due April 2035	—	—	83	87
6.250% Senior Notes due October 2039	—	—	164	177
	$42	$39	$1,376	$1,405
____________________________
(1)Included a make-whole provision of $10.
NOTE 16     OTHER LIABILITIES

	At June 30, 2026	At December 31, 2025
Other current liabilities:
Reclamation and remediation liabilities	$695	$893
Accrued operating costs	451	421
Accrued capital expenditures	294	254
Accrued royalties	210	181
Payables to NGM (1)	154	227
Accrued interest	56	57
Hedging instruments (Note 11)	7	1
Greatland Option (2)	—	339
Other (3)	341	319
	$2,208	$2,692

Other non-current liabilities:
Income and mining taxes (4)	$145	$133
Indemnification liabilities	63	63
Other (5)	130	126
	$338	$322
____________________________
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
During 2012, the Department of Interior contributed its share of past EPA costs and future costs related to the cleanup of the Midnite mine site. In 2016, Newmont completed the remedial design process, with the exception of the new WTP design which was awaiting the approval of the new NPDES permit. Subsequently, the new NPDES permit was received in 2017 and the WTP design commenced in 2018. The EPA approved the WTP design in 2021. Construction of the effluent pipeline began in 2021, and construction of the new WTP began in 2022. The WTP and effluent pipeline are expected to be operating in 2027.
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $149, assumed 100% by Newmont, at June 30, 2026.
Lihir Gold Limited - 100% Newmont Owned
Lihir Gold Limited (“LGL”) is engaged in an administrative review process in Papua New Guinea relating to a directive issued by the Papua New Guinea Conservation and Environmental Protection Authority (“CEPA”) on March 3, 2026 concerning new waste oil management practices. On March 16, 2026, CEPA issued an Enforcement Notice imposing new hazardous waste oil storage limits and an immaterial administrative penalty. Compliance with the proposed limits could adversely impact Lihir's operations, and any enforcement action by CEPA could include the suspension of certain activities authorized under LGL's environmental permit. LGL believes CEPA's requirements are inconsistent with its existing environmental permit and applicable law and has pursued available administrative remedies, including applications for administrative review and requests that the Enforcement Notice be withdrawn and any enforcement action suspended. LGL has also engaged with relevant government authorities regarding the matter. Discussions remain ongoing and, following further constructive engagement with CEPA, no enforcement action has been taken to date. The Chief Secretary of Papua New Guinea has requested that CEPA refrain from taking any action that would halt operations at Lihir. The outcome of the matter cannot be predicted with certainty.
Cadia Holdings Pty Ltd. - 100% Newmont Owned
Cadia Holdings Pty Ltd. (“Cadia Holdings”) is a wholly-owned subsidiary of Newcrest, which was acquired by Newmont in November 2023. On February 2, 2026, a class action proceeding was commenced in the Supreme Court of New South Wales against Cadia Holdings. The proceeding has been brought on behalf of the named plaintiffs and other persons who fall within a defined class of persons who owned, leased, or occupied land located within a specified area surrounding the Cadia mine during the period from February 2, 2020 to February 3, 2026, and who allege that they have suffered loss or damage as a result of alleged injury to, or interference with, that land. The plaintiffs allege that such loss or damage arose from alleged contamination associated with Cadia Holdings, including alleged contamination of land, public waterways, groundwater, and/or air. The claims assert that the alleged impacts are attributable to dust and fluid emissions from Cadia Holdings’ operations. Plaintiffs seek unspecified monetary damages and other relief. Newmont intends to vigorously defend this matter but cannot reasonably predict the outcome.
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
The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring. The monitoring data accumulated since the mid-1970s have indicated consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, when the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) issued new discharge permits in January 2021, the Division imposed new water quality limits. A Settlement Agreement entered into by CC&V and the Division in December 2021 extended the timeframe for full permit compliance to November 2027, and CC&V expressly reserved the right to challenge the need for a discharge permit in the first place. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to work with regulators to identify and implement the highest feasible alternative treatments. In June 2025, the Water Quality Control Commission agreed to site specific standards for CC&V and a Discharger Specific Variance ("DSV") for certain water quality standards. In January 2026, the Division issued a modification to CC&V's discharge permit to implement site specific standards for certain water quality standards, and a DSV and compliance extension for certain other standards. Depending on the plans that may ultimately be agreed with regulators, a material adjustment to the remediation liability may be required. On March 9, 2026, Newmont and CC&V filed a lawsuit in federal court against the Colorado Water Quality Control Division seeking a declaratory judgment that federal and state law do not require the discharge permit for the Carlton Tunnel outflows, and

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
subsequently amended the complaint. On June 26, 2026, defendants moved to dismiss the amended complaint. Newmont and CC&V will oppose the motion, which will be fully briefed by August 2026 and pending review by the federal court.
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
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The Australian Taxation Office ("ATO") is conducting a limited review of the Company’s prior tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and on November 10, 2025, the Company received the judgment. A number of matters were decided, however, no final orders were made, and the Court appointed an independent referee to complete the remaining valuation

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
tasks assigned by the Court. In July 2026, the Court-appointed referee issued a report concluding that the market value of Newmont Australia's TARP assets did not exceed the market value of its non-TARP assets. The Court's consideration of the report and issuance of final orders remains pending, and the matter is ongoing.
Initially, in April 2026, the Australian Government announced proposed legislative changes to the TARP framework which, if enacted with retrospective effect, could have adversely impacted the Company's position in this matter. The latest version of the proposed legislation currently before the Australian Parliament, however, as drafted, would not apply the tax changes retrospectively.
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
Willis v. Palmer et al. On May 9, 2025, a purported Newmont stockholder filed a putative derivative complaint nominally on behalf of Newmont against Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Delaware. The complaint generally raises similar allegations and requests similar relief as the complaints in the District of Colorado consolidated derivative actions described above. On May 28, 2025, upon stipulation and agreement by the parties, the court stayed the action pending the resolution of all motions to dismiss the operative complaint in Karas.
Newmont intends to vigorously defend these matters but cannot reasonably predict the outcome of any matter.
Goldcorp S.A. de C.V. and Servicios Administrativos Goldcorp, S.A. de C.V. – 100% Newmont Owned
In connection with Goldcorp's 2017 sale of the Los Filos mine in Mexico to Leagold Mining Corporation ("Leagold"), the parties entered into a Tax Allocation Agreement ("TAA") governing the allocation of certain tax liabilities and related matters, including ongoing audits by the Mexican tax authority (Servicio de Administración Tributaria, or "SAT") affecting Desarrollos Mineros San Luis, S.A. de C.V. ("DMSL"), an entity sold as part of the transaction. In June 2022, Leagold and certain affiliates commenced litigation in the Supreme Court of British Columbia relating to, among other things, the treatment of certain tax attributes and the parties' respective rights and obligations under the TAA. The litigation was subsequently stayed pursuant to a standstill agreement between the parties while the parties discussed potential amendments to the TAA and awaited the outcome of ongoing SAT proceedings.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
In December 2025, Equinox Gold Corp. ("Equinox"), as successor to Leagold, resolved SAT's review of DMSL's 2017 tax year. Newmont subsequently terminated the standstill arrangement and reserved its rights with respect to any settlement with SAT reached without Newmont’s consent.
On June 29, 2026, Equinox delivered a demand letter asserting claims under the TAA and seeking payment of approximately $114, plus additional inflation adjustments under Mexican law, in connection with SAT's completed review of DMSL's 2017 tax year. Equinox contends that certain taxes, tax attributes, and related amounts are allocable to the pre-closing portion of the 2017 tax year and are recoverable from Newmont under the TAA. Newmont disputes liability and is evaluating the demand, its contractual rights and defenses, and potential resolution options. The Company cannot reasonably predict the outcome of this matter at this time.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers compensation programs, and other general corporate purposes. At June 30, 2026 and December 31, 2025, there were $1,738 and $1,943, respectively, of outstanding letters of credit, surety bonds, and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
Newmont is from time to time involved in various legal proceedings related to its business. Except in the above-described proceedings, management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.
In connection with the Company's investment in Galore Creek, Newmont will owe NovaGold Resources Inc. $75 upon the earlier of approval to construct a mine, mill and all related infrastructure for the Galore Creek project or the initiation of construction of a mine, mill or related infrastructure. The amount due is non-interest bearing. The decision for approval and commencement of construction is contingent on the results of a prefeasibility study which is currently under way and feasibility study which has not yet occurred.
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
Overview
Newmont is the world’s leading gold company and a producer of copper, silver, lead, zinc, and molybdenum, providing the metals the world needs for today and tomorrow. Newmont is the only gold company included in the S&P 500 Index and the Fortune 500 list of companies. We have been included in the Dow Jones Sustainability Index-World since 2007 and have adopted the World Gold Council’s Conflict-Free Gold Policy. Since 2015, Newmont has been included as a member in the Sustainability Yearbook published by the S&P Global Corporate Sustainability Assessment. Newmont has been ranked the top miner in 3BL Media’s 100 Best Corporate Citizens list which ranks the 1,000 largest publicly traded U.S. companies on ESG transparency and performance since 2020. We are primarily engaged in the exploration for and acquisition of gold properties, some of which may contain copper, silver, lead, zinc or other metals. We have significant operations and/or assets in the United States, Papua New Guinea, Australia, Ghana, Suriname, Argentina, Dominican Republic, Chile, Peru, Ecuador, Mexico, and Canada. At Newmont, our purpose is to unearth value sustainably to advance lives.
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
One of our reportable segments, Nevada Gold Mines ("NGM"), is a joint venture that combined our and Barrick Mining Corporation’s (“Barrick”) respective Nevada operations, pursuant to the operating agreement entered into on July 1, 2019 between Barrick, Newmont and their wholly-owned subsidiaries party thereto (the “Nevada JV Agreement”). Barrick operates NGM with overall management responsibility and is subject to the supervision and direction of NGM’s Board of Managers, which is comprised of three managers appointed by Barrick and two managers appointed by Newmont. On January 26, 2026, we informed Barrick and the NGM Board of Managers that we had identified evidence of mismanagement at NGM, including diversion of resources from NGM to the benefit of Barrick’s wholly-owned property Fourmile and Barrick, and that we were exercising our contractual inspection and audit rights. On February 3, 2026, we sent Barrick a notice of default under the Nevada JV Agreement related to this conduct. Although we continue to work with Barrick to improve the performance of NGM and will take appropriate steps to address this matter, any such disagreements could have a material adverse effect on NGM and the Company. Refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026 for a discussion of risk factors related to our joint ventures.
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
The Government of Ghana is also entitled to a 10% free carried interest in the rights and obligations of the mineral operations by receiving 1/9th of the total amount paid as dividends to Newmont parent. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. Upon the expiration of the tax stability regime on December 31, 2025, dividends paid became subject to an 8% withholding tax.
Newmont also became subject to a Growth and Sustainability Levy (“GSL”) of 3% on gross revenue as a result of the expiration of the Revised Investment Agreement, effective January 1, 2026; however, in March 2026 the Parliament of Ghana enacted legislation reducing the GSL rate to 1%, effective April 1, 2026.
The Company is exposed to future changes in fiscal, tax, and other related regulatory regimes in Ghana as they may be enacted from time to time. The revised royalty framework and changes to the GSL could increase the Company’s operating costs at its Ghanaian operations, particularly during periods of higher gold prices. Refer to Part II, Item 1A Risk Factors for further information.
Consolidated Financial Results
The details of our Net income (loss) attributable to Newmont stockholders are set forth below:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
Net income (loss) attributable to Newmont stockholders	$2,202	$2,061	$141	$5,464	$3,952	$1,512
Net income (loss) attributable to Newmont stockholders per common share, diluted	$2.06	$1.85	$0.21	$5.07	$3.53	$1.54
Comparability of Net income (loss) attributable to Newmont stockholders for the three and six months ended June 30, 2026, to the same periods in 2025, was affected by the following notable events: (i) Ahafo North achieved commercial production in the fourth quarter of 2025 and was designated as a reportable segment; (ii) our divestment program was completed in 2025; (iii) operations at Cadia were temporarily suspended following seismic activity recorded near the operation on April 14, 2026, refer to Note 7 to the Condensed Consolidated Financial Statements for further information.
Excluding the impacts of the events noted above, Net income (loss) attributable to Newmont stockholders increased for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a net increase in Sales, largely reflecting higher average realized gold prices partially offset by lower sales volumes. This increase was partially offset by unrealized losses on marketable equity securities recognized in 2026, compared to unrealized gains in 2025, recognized within Other income (loss), net.
Excluding the impacts of events noted above, Net income (loss) attributable to Newmont stockholders increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a net increase in Sales, largely reflecting higher average realized gold and silver prices partially offset lower sales volumes for gold. This increase was partially offset by higher Income and mining tax benefit (expense) and by unrealized losses on marketable equity securities recognized in 2026, compared to unrealized gains in 2025, recognized within Other income (loss), net.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
Gold	$5,276	$4,582	$694	$11,312	$8,827	$2,485
Copper	319	360	(41)	697	714	(17)
Silver	344	191	153	1,002	379	623
Lead	32	43	(11)	84	85	(1)
Zinc	147	141	6	330	322	8
	$6,118	$5,317	$801	$13,425	$10,327	$3,098

	Three Months Ended June 30, 2026
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$5,340	$282	$363	$31	$142
Provisional pricing mark-to-market	(61)	35	(33)	—	9
Silver streaming amortization	—	—	19	—	—
Gross after provisional pricing and streaming impact	5,279	317	349	31	151
Treatment and refining charges	(3)	2	(5)	1	(4)
Net	$5,276	$319	$344	$32	$147
Consolidated ounces/pounds sold (1)(2)	1,195	46	6	36	89
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$4,468	$6.04	$56.18	$0.88	$1.59
Provisional pricing mark-to-market	(51)	0.74	(5.00)	—	0.10
Silver streaming amortization	—	—	2.90	—	—
Gross after provisional pricing and streaming impact	4,417	6.78	54.08	0.88	1.69
Treatment and refining charges	(3)	0.04	(0.59)	—	(0.05)
Net	$4,414	$6.82	$53.49	$0.88	$1.64
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)The Company sold 22 thousand tonnes of copper, 17 thousand tonnes of lead, and 40 thousand tonnes of zinc.
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
(2)The Company sold 37 thousand tonnes of copper, 23 thousand tonnes of lead, and 56 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Six Months Ended June 30, 2026
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$11,323	$669	$933	$85	$330
Provisional pricing mark-to-market	—	26	37	(1)	12
Silver streaming amortization	—	—	48	—	—
Gross after provisional pricing and streaming impact	11,323	695	1,018	84	342
Treatment and refining charges	(11)	2	(16)	—	(12)
Net	$11,312	$697	$1,002	$84	$330
Consolidated ounces/pounds sold (1)(2)	2,427	113	16	98	216
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$4,665	$5.91	$57.27	$0.87	$1.52
Provisional pricing mark-to-market	—	0.22	2.29	(0.01)	0.06
Silver streaming amortization	—	—	2.90	—	—
Gross after provisional pricing and streaming impact	4,665	6.13	62.46	0.86	1.58
Treatment and refining charges	(4)	0.02	(0.95)	(0.01)	(0.06)
Net	$4,661	$6.15	$61.51	$0.85	$1.52
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)The Company sold 52 thousand tonnes of copper, 45 thousand tonnes of lead, and 98 thousand tonnes of zinc.
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
(2)The Company sold 72 thousand tonnes of copper, 44 thousand tonnes of lead, and 129 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated Sales is due to:

	Three Months Ended June 30,
	2026 vs. 2025 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$1,304	$113	$154	$(1)	$49
Increase (decrease) in consolidated ounces/pounds sold	(615)	(156)	(1)	(12)	(40)
Decrease (increase) in treatment and refining charges	5	2	—	2	(3)
	$694	$(41)	$153	$(11)	$6

	Six Months Ended June 30,
	2026 vs. 2025 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$3,712	$182	$516	$(4)	$82
Increase (decrease) in consolidated ounces/pounds sold	(1,238)	(205)	111	1	(83)
Decrease (increase) in treatment and refining charges	11	6	(4)	2	9
	$2,485	$(17)	$623	$(1)	$8
____________________________
(1)Included in the change in consolidated Sales is the impact relating to the divested sites which resulted in a decrease for the three and six months ended June 30, 2026 compared to the same periods in 2025, of $50 and $628, respectively.
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
Gold	$1,749	$1,677	$72	$3,359	$3,446	$(87)
Copper	96	166	(70)	194	310	(116)
Silver	162	60	102	307	122	185
Lead	16	21	(5)	33	42	(9)
Zinc	65	77	(12)	132	187	(55)
	$2,088	$2,001	$87	$4,025	$4,107	$(82)
Costs applicable to sales for the three months ended June 30, 2026 was generally in line with the same period in 2025.
The decrease in Costs applicable to sales for the six months ended June 30, 2026, compared to the same period in 2025, is primarily due to the impact from the divested sites, which resulted in a decrease of $312.
Excluding the impact of divestitures, Costs applicable to sales increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to (i) Ahafo North reaching commercial production in the fourth quarter of 2025 resulting in classification as a reportable segment, (ii) higher direct costs largely at Boddington, and (iii) higher third-party royalties at most sites and higher worker's participation costs, both resulting from higher average realized gold prices. These increases were partially offset by an increase in by-product credits, primarily related to the increase in silver sales.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, refer to Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025
Gold	$484	$478	$6	$973	$924	$49
Copper	37	54	(17)	75	102	(27)
Silver	49	29	20	112	57	55
Lead	5	10	(5)	12	20	(8)
Zinc	16	32	(16)	38	77	(39)
Other	13	17	(4)	26	33	(7)
	$604	$620	$(16)	$1,236	$1,213	$23
The decrease in Depreciation and amortization for the three months ended June 30, 2026, compared to the same period in 2025, is primarily due to lower production at Peñasquito; partially offset by higher depreciation rates at NGM as a result of a drawdown of inventory in the current year at Carlin compared to a buildup in the prior year and the commencement of depreciation at Ahafo North after reaching commercial production in the fourth quarter of 2025.

The increase in Depreciation and amortization for the six months ended June 30, 2026, compared to the same period in 2025, is primarily due higher depreciation rates in the current year at NGM as a result of higher gold ounces mined at Carlin and the commencement of depreciation at Ahafo North after reaching commercial production in the fourth quarter of 2025; partially offset by lower production at Peñasquito.
For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.
General and administrative was $74 and $95 during the three months ended June 30, 2026 and 2025, respectively, and $153 and $205 during the six months ended June 30, 2026 and 2025, respectively. The decrease during the three and six months ended June 30, 2026, compared to the same periods in 2025, is primarily due to lower consulting and labor costs.
Interest expense, net of capitalized interest was $35 and $65 during the three months ended June 30, 2026 and 2025, respectively, and $74 and $144 during the six months ended June 30, 2026 and 2025, respectively. The decrease during the three and six months ended June 30, 2026, compared to the same periods in 2025, is primarily due to the reduction in Debt and an increase in capitalized interest. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
Income and mining tax expense (benefit) was $952 and $1,092 during the three months ended June 30, 2026 and 2025, respectively, and $2,356 and $1,739 during the six months ended June 30, 2026 and 2025, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended June 30,
	2026			2025
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$557	19%	$105	$326	20%	$64
CC&V (2)	—	—	—	—	—	11
Corporate & Other	(53)	68	(36)	(62)	3	(2)
Total US	504	14	69	264	28	73
Argentina	59	(2)	(1)	(23)	(70)	16
Australia	868	34	292	803	33	264
Canada	56	23	13	80	165	132
Ghana (3)	351	46	163	1,063	29	307
Mexico	218	42	92	384	48	185
Papua New Guinea	364	30	109	243	31	75
Peru	377	39	147	242	51	124
Suriname	198	27	54	52	27	14
Other foreign	4	25	1	10	40	4
Rate adjustments (4)	—	N/A	13	—	N/A	(102)
Consolidated (5)	$2,999	32%	$952	$3,118	35%	$1,092
____________________________
(1)Represents income (loss) before income taxes and equity income (loss) of affiliates by geographic location. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4 to the Condensed Consolidated Financial Statements.
(2)The Company completed the divestment of CC&V in the first quarter of 2025; refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(3)Includes impact of increase in corporate tax rate from 32.5% to 35% effective January 1, 2026. For more details, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations above.
(4)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(5)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.

	Six Months Ended June 30,
	2026			2025
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$1,297	19%	$243	$546	19%	$102
CC&V (2)	—	—	—	(161)	48	(77)
Corporate & Other	(80)	105	(84)	225	10	22
Total US	1,217	13	159	610	8	47
Argentina	199	37	74	(54)	—	—
Australia	1,966	35	690	1,455	29	427
Canada	330	22	72	602	49	297
Ghana (3)	898	41	368	1,334	30	400
Mexico	950	40	378	707	44	312
Papua New Guinea	692	30	209	484	30	146
Peru	856	34	293	356	49	174
Suriname	463	27	125	84	26	22
Other foreign	11	—	—	11	36	4
Rate adjustments (4)	—	N/A	(12)	—	N/A	(90)
Consolidated (5)	$7,582	31%	$2,356	$5,589	31%	$1,739
____________________________
(1)Represents income (loss) before income taxes and equity income (loss) of affiliates by geographic location. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4 to the Condensed Consolidated Financial Statements.
(2)The Company completed the divestment of CC&V in the first quarter of 2025; refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(3)Includes impact of increase in corporate tax rate from 32.5% to 35% effective January 1, 2026. For more details, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations above.
(4)In accordance with applicable accounting rules, the interim provision for income taxes is adjusted to equal the consolidated tax rate.
(5)The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our combined effective income tax rate.
Other
In 2024, Pillar II went into effect. The Pillar II agreement was signed by numerous countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. On January 5, 2026, the Organization for Economic Cooperation and Development (OECD) released Administrative Guidance containing two Pillar II safe harbors under the new Side-by-side ("SbS") System. As of June 30, Australia has not yet adopted the OECD’s SbS safe harbor rules. The Company is still examining the applicability of the new guidance to Newmont, but at this time, does not believe Pillar II will have a material impact on the financial statements.
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
____________________________
(1)Effective January 1, 2026, the Company updated the metal prices utilized for the GEO calculation ("GEO price change"). The update to GEO pricing will have an impact on the calculated gold equivalent ounces and will result in an impact to costs allocated to the respective GEOs, particularly resulting in higher costs allocated to gold. Utilizing the updated 2026 pricing resulted in 72 thousand and 190 thousand fewer calculated "gold equivalent ounces - other metals" produced for the three and six months ended June 30, 2026, respectively and 78 thousand and 192 thousand fewer calculated "gold equivalent ounces - other metals" sold, respectively, than would have been calculated using the 2025 pricing.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Lihir	157	160	$1,470	$1,287	$323	$326	$1,707	$1,563
Cadia (3)	34	104	$1,555	$805	$703	$316	$3,151	$1,109
Tanami	90	90	$1,335	$1,278	$393	$346	$2,033	$1,698
Boddington	160	147	$1,283	$1,207	$254	$231	$1,622	$1,422
Ahafo South	100	197	$2,164	$1,010	$389	$246	$2,604	$1,220
Ahafo North (4)	68	—	$1,270	$—	$347	$—	$1,485	$—
Merian	74	53	$1,413	$1,808	$239	$319	$1,780	$2,074
Cerro Negro	49	42	$1,564	$2,118	$616	$756	$2,338	$3,023
Yanacocha	128	131	$1,021	$882	$185	$223	$1,128	$1,144
Peñasquito	37	148	$2,126	$756	$643	$369	$2,589	$944
Red Chris	9	15	$1,600	$1,475	$674	$385	$2,118	$1,903
Brucejack	53	50	$1,661	$1,861	$707	$855	$2,156	$2,490
NGM	240	239	$1,473	$1,448	$524	$449	$1,805	$1,771
Divested (5)
Porcupine	—	8	$—	$1,603	$—	$18	$—	$2,233
Akyem	—	6	$—	$2,813	$—	$21	$—	$3,145
Total/Weighted-Average (6)	1,199	1,390	$1,463	$1,215	$416	$359	$1,938	$1,593
Merian (25%)	(18)	(13)
Attributable to Newmont	1,181	1,377

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Cadia (3)(7)	20	102	$1,641	$775	$701	$320	$3,400	$1,082
Boddington (8)	14	34	$1,371	$1,137	$256	$229	$1,594	$1,304
Peñasquito (9)	120	223	$2,070	$832	$599	$375	$2,538	$1,030
Red Chris (10)	15	33	$1,836	$1,484	$774	$391	$2,296	$1,884
Total/Weighted-Average (6)	169	392	$1,925	$899	$606	$347	$2,660	$1,203

Copper	(tonnes in thousands)
Cadia (3)(7)	7	22
Boddington (8)	5	7
Red Chris (10)	5	7
Total/Weighted-Average	17	36

Lead	(tonnes in thousands)
Peñasquito (9)	18	27

Zinc	(tonnes in thousands)
Peñasquito (9)	40	67

Attributable gold from equity method investments (11)	(ounces in thousands)
Pueblo Viejo (40%)	74	63
Fruta del Norte (32%) (12)	38	38
Attributable to Newmont	112	101
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)On April 14, 2026, seismic activity was recorded near the Cadia operation in New South Wales, Australia, resulting in the temporary suspension of underground mining activities (the "Cadia seismic event"). Surface operations and processing of existing stockpiles continued following the event until May 11, 2026 when stockpile inventories were substantially depleted. Underground mining and processing resumed in mid-June on a progressive ramp-up, with production expected to return to pre-event levels in the third quarter of 2026. Production and cost metrics were impacted by the operational stoppage. Incremental and non-productive direct operating costs incurred during the temporary suspension of underground mining activities have been recorded in Other expense, net. For additional information on seismic activity risk, refer to the Company's Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 19, 2026, under Part I, Business; Item 1A, Risk Factors, including "Our Company and the mining industry are facing continued geotechnical, geothermal, and hydrogeological challenges, which could adversely impact our production and profitability."

(4)In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. As such, the comparative results of operations information is not meaningful. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(5)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. At June 30, 2026, all operating sites previously classified as held for sale had been divested and as a result, the comparative results of these operations are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(6)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(7)For the three months ended June 30, 2026 and 2025, Cadia produced 16 million and 50 million pounds of copper, respectively.
(8)For the three months ended June 30, 2026 and 2025, Boddington produced 11 million and 17 million pounds of copper, respectively.
(9)For the three months ended June 30, 2026, Peñasquito produced 7 million ounces of silver, 39 million pounds of lead and 88 million pounds of zinc. For the three months ended June 30, 2025, Peñasquito produced 8 million ounces of silver, 59 million pounds of lead and 147 million pounds of zinc.
(10)For the three months ended June 30, 2026 and 2025, Red Chris produced 12 million and 16 million pounds of copper, respectively.
(11)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(12)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold"), in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Six Months Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Lihir	270	324	$1,485	$1,147	$349	$289	$1,735	$1,450
Cadia (3)	128	207	$1,216	$800	$517	$324	$2,136	$1,144
Tanami	172	168	$1,217	$1,191	$370	$338	$1,912	$1,680
Boddington	271	273	$1,336	$1,223	$264	$223	$1,700	$1,482
Ahafo South	228	402	$1,895	$1,124	$357	$246	$2,236	$1,341
Ahafo North (4)	130	—	$1,231	$—	$334	$—	$1,448	$—
Merian	162	115	$1,363	$1,679	$237	$317	$1,648	$1,986
Cerro Negro (5)	95	70	$1,365	$2,089	$614	$751	$1,937	$2,936
Yanacocha	272	236	$1,013	$915	$196	$242	$1,099	$1,155
Peñasquito	91	271	$1,536	$823	$562	$383	$1,900	$1,013
Red Chris	23	29	$1,630	$1,290	$675	$364	$2,114	$1,611
Brucejack	112	91	$1,698	$1,831	$713	$926	$2,131	$2,363
NGM	476	455	$1,377	$1,437	$516	$448	$1,701	$1,780
Divested (6)
CC&V	—	28	$—	$1,397	$—	$62	$—	$1,684
Musselwhite	—	33	$—	$1,040	$—	$—	$—	$1,531
Porcupine	—	55	$—	$1,300	$—	$19	$—	$1,810
Éléonore	—	50	$—	$1,104	$—	$—	$—	$1,403
Akyem	—	43	$—	$2,358	$—	$62	$—	$2,664
Total/Weighted-Average (7)	2,430	2,850	$1,384	$1,221	$411	$339	$1,822	$1,623
Merian (25%)	(40)	(28)
Attributable to Newmont	2,390	2,822

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Cadia (3)(8)	78	197	$1,237	$770	$518	$325	$2,210	$1,123
Boddington (9)	23	64	$1,389	$1,166	$265	$221	$1,637	$1,396
Peñasquito (10)	295	414	$1,594	$873	$549	$383	$2,012	$1,114
Red Chris (11)	31	65	$1,729	$1,290	$715	$371	$2,106	$1,605
Total/Weighted-Average (7)	427	740	$1,522	$907	$542	$352	$2,107	$1,239

Copper	(tonnes in thousands)
Cadia (3)(8)	28	43
Boddington (9)	8	14
Red Chris (11)	11	14
Total/Weighted-Average	47	71

Lead	(tonnes in thousands)
Peñasquito (10)	45	49

Zinc	(tonnes in thousands)
Peñasquito (10)	102	126

Attributable gold from equity method investments (12)	(ounces in thousands)
Pueblo Viejo (40%)	128	112
Fruta del Norte (32%) (13)	76	81
Attributable to Newmont	204	193
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)Production and cost metrics were impacted by the operational stoppage during the second quarter of 2026 due to the Cadia seismic event.
(4)In October 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment. As such, the comparative results of operations information is not meaningful. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.
(5)During the first quarter of 2025, mining and processing operations at the site were temporarily suspended due to safety events (the "Cerro Negro shutdowns"). Full operations resumed in April 2025.

(6)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. At June 30, 2026, all operating sites previously classified as held for sale had been divested and as a result, the comparative results of these operations are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(7)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(8)For the six months ended June 30, 2026 and 2025, Cadia produced 63 million and 96 million pounds of copper, respectively.
(9)For the six months ended June 30, 2026 and 2025, Boddington produced 18 million and 31 million pounds of copper, respectively.
(10)For the six months ended June 30, 2026, Peñasquito produced 16 million ounces of silver, 99 million pounds of lead and 226 million pounds of zinc. For the six months ended June 30, 2025, Peñasquito produced 14 million ounces of silver, 108 million pounds of lead and 278 million pounds of zinc.
(11)For the six months ended June 30, 2026 and 2025, Red Chris produced 25 million and 32 million pounds of copper, respectively.
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
Three Months Ended June 30, 2026 Compared to 2025
Lihir, Papua New Guinea. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 14% primarily due to lower gold ounces sold and higher inventory costs per unit from ore processed from stockpiles. Depreciation and amortization per gold ounce were generally in line with the prior year. All-in sustaining costs per gold ounce increased 9% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cadia, Australia. Gold and gold equivalent ounces - other metals production decreased 67% and 80%, respectively, primarily as a result of the Cadia seismic event. Gold equivalent ounces - other metals production was further impacted by the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 12%. Costs applicable to sales per gold ounce and per gold equivalent ounce – other metals increased 93% and 112%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold and inventory write-downs in the current year, both as a result of the Cadia seismic event. Depreciation and amortization per gold ounce and per gold equivalent ounce - other metals increased 122% and 119%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold as a result of the Cadia seismic event. All-in sustaining costs per gold ounce and per gold equivalent ounce - other metals increased 184% and 214%, respectively, primarily due to higher costs applicable to sales per gold and gold equivalent ounce - other metals, and higher sustaining capital spend.
Tanami, Australia. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 14% primarily due to higher depreciation rates as a result of asset additions. All-in sustaining costs per gold ounce increased 20% primarily due to higher sustaining capital spend.
Boddington, Australia. Gold production increased 9% primarily due to higher ore grade milled, partially offset by lower mill throughput. Gold equivalent ounces – other metals production decreased 59% primarily due to lower other metals produced of 34% as a result of lower ore grade milled and lower mill throughput, as well as the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 25%. Costs applicable to sales per gold ounce increased 6% primarily due to higher contracted services costs, higher energy costs, and higher government royalties, partially offset by higher gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 21% primarily due to lower gold equivalent ounces - other metals sold, higher contracted services costs, higher energy costs, and higher government royalties. Depreciation and amortization per gold ounce increased 10% primarily due to higher depreciation rates as a result of asset additions, partially offset by higher gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 12% primarily due to higher depreciation rates as a result of asset additions and lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 14% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 22% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals and higher sustaining capital spend.
Ahafo South, Ghana. Gold production decreased 49% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 114% primarily due to lower gold ounces sold, higher government royalties, and higher energy costs, partially offset by a buildup of stockpile inventory compared to a draw down in the prior year. Depreciation and amortization per gold ounce increased 58% primarily due to lower gold ounces sold, partially offset by a buildup of inventory in the current year compared to a drawdown in the prior year and lower depreciation rates as a result of lower gold ounces mined. All-in sustaining costs per gold ounce increased 113% primarily due to higher costs applicable to sales per gold ounce. On December 31, 2025, the Revised Investment Agreement, under which Newmont previously operated in Ghana, expired. Additionally, during the first quarter of 2026, the Parliament of Ghana made certain changes to its' royalty regime. For more details, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations above. The revised framework could result in higher operating costs at our Ghanaian operations, particularly in periods of higher gold prices.

Merian, Suriname. Gold production increased 40% primarily due to higher ore grade milled. Costs applicable to sales per gold ounce decreased 22% primarily due to higher gold ounces sold and a buildup of stockpile inventory compared to a drawdown in the prior year, partially offset by higher government royalties, higher energy costs and higher materials costs. Depreciation and amortization per gold ounce decreased 25% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 14% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 17% primarily due to higher mill throughput, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 26% primarily due to higher by-product credits and higher gold ounces sold, partially offset by a drawdown of stockpile inventory compared to a buildup in the prior year, higher government royalties, higher labor costs, and higher contracted services costs. Depreciation and amortization per gold ounce decreased 19% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 23% primarily due to lower costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 16% primarily due to higher workers participation costs, higher third-party royalties and lower gold ounces sold. Depreciation and amortization per gold ounce decreased 17% primarily due to lower depreciation in the current year as a result of certain assets being fully depreciated in the prior year and higher gold ounces sold. All-in sustaining costs per gold ounce were generally in line with the prior year.
Peñasquito, Mexico. Gold production decreased 75% primarily due to lower ore grade milled and lower mill recovery, both as a result of mine sequencing combined with higher organic carbon feed. Gold equivalent ounces - other metals production decreased 46% primarily due to lower other metals produced of 28% as a result of the lower ore grade milled and lower mill recovery, as well as the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 18%. Costs applicable to sales per gold ounce increased 181% primarily due to lower gold ounces sold, higher materials and mill maintenance costs driven by timing of the plant shutdown, and higher workers participation costs, partially offset by lower allocation of costs to gold as a result of lower gold ounces produced compared to the other gold equivalent ounces - other metals produced due to mine sequencing. Costs applicable to sales per gold equivalent ounce – other metals increased 149% primarily due to lower gold equivalent ounces - other metals sold, higher mill maintenance costs driven by timing of the plant shutdown, higher allocation of costs to other metals as a result of the mine sequencing impacts, and higher workers participation costs. Depreciation and amortization per gold ounce increased 74% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounces – other metals increased 60% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 174% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 146% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, higher reclamation costs, and higher allocation of sustaining capital spend to the other metals as a result of the mine sequencing impacts.
Red Chris, Canada. Gold production decreased 40% primarily due to lower ore grade milled and lower mill throughput. Gold equivalent ounces - other metals production decreased 55% primarily due to the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 31%, as well as lower other metals produced of 24% as a result of lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 8% primarily due to lower gold ounces sold and higher allocation of direct costs to gold as a result of the GEO pricing change. Costs applicable to sales per gold equivalent ounce – other metals sold increased 24% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 75% primarily due to lower gold ounces sold and higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 98% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 11% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 22% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals.
Brucejack, Canada. Gold production increased 6% primarily due higher mill throughput. Costs applicable to sales per gold ounce decreased 11% primarily due to higher gold ounces sold and higher by-product credits. Depreciation and amortization per gold ounce decreased 17% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 13% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 17% primarily due to a drawdown of inventory in the current year at Carlin compared to a buildup in the prior year. All-in sustaining costs per gold ounce were generally in line with the prior year.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 17% primarily due to higher mill throughput and higher drawdown of in-circuit inventory, partially offset by lower mill recovery and lower ore grade milled. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Fruta del Norte, Ecuador. Attributable gold production was generally in line with the prior year. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Six Months Ended June 30, 2026 Compared to 2025
Lihir, Papua New Guinea. Gold production decreased 17% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 29% primarily due to lower gold ounces sold, higher inventory costs per unit from ore processed from stockpiles, and higher government royalties. Depreciation and amortization per gold ounce increased 21% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 20% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cadia, Australia. Gold and gold equivalent ounces - other metals production decreased 38% and 60%, respectively, primarily as a result of the Cadia seismic event. Gold equivalent ounces - other metals production was further impacted by the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 26%. Costs applicable to sales per gold ounce and per gold equivalent ounce - other metals increased 52% and 61%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold and inventory write-downs in the current year, both as a result of the Cadia seismic event, partially offset by higher by-product credits. Depreciation and amortization per gold ounce and per gold equivalent ounce - other metals increased 60% and 59%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold as a result of the Cadia seismic event. All-in sustaining costs per gold ounce and per gold equivalent ounce - other metals increased 87% and 97%, respectively, primarily due to higher costs applicable to sales per gold and gold equivalent ounce - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 9% primarily due to higher depreciation rates as a result of asset additions. All-in sustaining costs per gold ounce increased 14% primarily due to higher sustaining capital spend.
Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production decreased 64% primarily due to lower other metals produced of 40% as a result of lower ore grade milled and lower mill throughput, as well as the change in GEO pricing, noted above, that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 24%. Costs applicable to sales per gold ounce increased 9% primarily due to lower gold ounces sold, higher materials costs, higher contracted services costs, higher government royalties, higher energy costs, and higher allocation of costs to gold as a result of the GEO price change, partially offset by a higher buildup of inventory in the current year. Costs applicable to sales per gold equivalent ounce – other metals sold increased 19% primarily due to lower gold equivalent ounces - other metals sold, higher materials costs, higher contracted services costs, higher government royalties, and higher energy costs, partially offset by lower allocation of costs to the other metals as a result of the GEO price change and a higher buildup of inventory in the current year. Depreciation and amortization per gold ounce increased 18% primarily due to lower gold ounces sold and higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 20% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of costs to the other metals as a result of the GEO price change. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce and higher allocation of sustaining capital spend to gold. All-in sustaining costs per gold equivalent ounce – other metals increased 17% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower allocation of sustaining capital spend to the other metals.
Ahafo South, Ghana. Gold production decreased 43% primarily due to lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 69% primarily due to lower gold ounces sold, higher contracted services costs, and higher energy costs, partially offset by a buildup of stockpile inventory compared to a draw down in the prior year. Depreciation and amortization per gold ounce increased 45% primarily due to lower gold ounces sold, partially offset by lower depreciation rates as a result of lower gold ounces mined. All-in sustaining costs per gold ounce increased 67% primarily due to higher costs applicable to sales per gold ounce.
Merian, Suriname. Gold production increased 41% primarily due to higher ore grade milled and higher drawdown of in-circuit inventory, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 19% primarily due to higher gold ounces sold, partially offset by higher government royalties. Depreciation and amortization per gold ounce decreased 25% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 17% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 36% primarily due to higher mill throughput in the current year as a result of the Cerro Negro shutdowns in the prior year, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 35% primarily due to higher gold ounces sold. Depreciation and amortization per gold ounce decreased 18% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 34% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.
Yanacocha, Peru. Gold production increased 15% primarily due to higher leach pad production as a result of injection leaching. Costs applicable to sales per gold ounce increased 11% primarily due to higher workers participation costs and higher third-party royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 19% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce were generally in line with the prior year.

Peñasquito, Mexico. Gold production decreased 66% primarily due to lower ore grade milled and lower mill recovery, both as a result of mine sequencing combined with higher organic carbon feed, partially offset by higher mill throughput. Gold equivalent ounces - other metals production decreased 29% primarily as a result of the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced. Costs applicable to sales per gold ounce increased 87% primarily due to lower gold ounces sold and a drawdown of inventory in the current year compared to a buildup in the prior year, partially offset by lower allocation of costs to gold as a result of lower gold ounces produced compared to the other gold equivalent ounces - other metals produced due to mine sequencing. Costs applicable to sales per gold equivalent ounce – other metals increased 83% primarily due to lower gold equivalent ounces - other metals sold, higher allocation of direct costs to other metals as a result of the mine sequencing impacts, higher workers participation costs, and higher third-party and government royalties. Depreciation and amortization per gold ounce increased 47% primarily due to lower gold ounces sold, partially offset by lower allocation of costs to gold as a result of the mine sequencing impacts. Depreciation and amortization per gold equivalent ounces – other metals increased 43% primarily due to lower gold equivalent ounces - other metals sold and higher allocation of costs to gold equivalent ounces - other metals as a result of the mine sequencing impacts. All-in sustaining costs per gold ounce increased 88% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower treatment and refining costs. All-in sustaining costs per gold equivalent ounce – other metals increased 81% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, higher reclamation costs, and higher allocation of sustaining capital spend to the other metals as a result of the mine sequencing impacts, partially offset by lower treatment and refining costs.
Red Chris, Canada. Gold production decreased 21% primarily due to lower ore grade milled and lower mill throughput, partially offset by higher mill recovery. Gold equivalent ounces - other metals production decreased 52% primarily due to the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 31%, as well as lower other metals produced of 21% as a result of lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce increased 26% primarily due to lower gold ounces sold and higher allocation of direct costs to gold as a result of the GEO pricing change. Costs applicable to sales per gold equivalent ounce – other metals sold increased 34% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 85% primarily due to higher depreciation as a result of lower gold ounces sold and higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 93% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 31% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 31% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital spend and lower treatment and refining costs.
Brucejack, Canada. Gold production increased 23% primarily due to a drawdown of in-circuit inventory compared to a buildup in the prior year, higher ore grade milled, and higher mill throughput. Costs applicable to sales per gold ounce decreased 7% primarily due to higher gold ounces sold and higher by-product credits. Depreciation and amortization per gold ounce decreased 23% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 10% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 15% primarily due to higher depreciation rates in the current year at Carlin as a result of higher gold ounces mined and lower gold ounces sold at Phoenix, partially offset by higher gold ounces sold at Carlin and Turquoise Ridge. All-in sustaining costs per gold ounce were generally in line with the prior year.
Pueblo Viejo, Dominican Republic. Attributable gold production increased 14% primarily due to higher mill throughput and higher drawdown of in-circuit inventory, partially offset by lower mill recovery. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Fruta del Norte, Ecuador. Attributable gold production decreased 6% primarily due to lower ore grade milled, partially offset by higher mill throughput. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Liquidity and Capital Resources
Liquidity Overview
We have a disciplined capital allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our stockholders. The Company continues to experience the impacts from geopolitical and macroeconomic pressures. With the resulting volatile environment, we continue to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions, as well as an uncertain and evolving labor market including regulatory changes. Depending on the duration and extent of the impact of these events, or changes in commodity prices, the prices for gold and other metals, and foreign exchange rates, we could continue to experience volatility; transportation industry disruptions could occur, including limitations on shipping produced metals; our supply chain could experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact our results of operations, cash flows and financial condition.
As of June 30, 2026, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At June 30, 2026, the Company had $9,009 of Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At June 30, 2026, $1,848 of Cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD-denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates in Item 3 below for further information. At June 30, 2026, $1,295 in cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing Cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from operating activities will be adequate to satisfy working capital needs, fund future growth, meet debt obligations and meet other liquidity requirements for the foreseeable future. At June 30, 2026, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At June 30, 2026	At December 31, 2025
Cash and cash equivalents	$9,009	$7,647
Available borrowing capacity on revolving credit facilities	4,000	4,000
Total liquidity	$13,009	$11,647
Net debt (cash) (1)	$(3,411)	$(2,058)
____________________________
(1)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows
Net cash provided by (used in) operating activities was $6,709 during the six months ended June 30, 2026, compared to $4,415 during the same period in 2025, primarily due to a net increase in Sales largely resulting from higher average realized gold and silver prices in 2026, partially offset by higher cash taxes paid in 2026.
Net cash provided by (used in) investing activities was $(1,033) during the six months ended June 30, 2026, compared to $1,417 during the same period in 2025, primarily due to the sales of the non-core assets in 2025 with no similar transaction in 2026. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information on the Company's divestitures.
Net cash provided by (used in) financing activities was $(4,301) during the six months ended June 30, 2026, compared to $(3,407) during the same period in 2025, due to higher repurchases of common stock in 2026, partially offset by higher debt redemptions in 2025. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on debt redemptions.
Capital Resources
In July 2026, the Board declared a dividend of $0.26 per share for the second quarter of 2026 as part of its capital allocation framework. This framework is designed to be sustainable through the commodity and investment cycles while also focusing on shareholder returns, maintaining a resilient balance sheet, and making prudent capital investments for long-term value. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

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
The program will be executed at the Company’s discretion, permits shares to be repurchased under a variety of methods, has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled $7,617 of total common stock repurchases under the authorized programs, of which $3,462 was repurchased during the six months ended June 30, 2026.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2, Cadia Panel Caves, Lihir Nearshore Barrier, and the Cerro Negro expansion projects. These projects are being funded from existing liquidity and will continue to be funded from future operating cash flows.
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

For the six months ended June 30, 2026 and 2025, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2026			2025
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Lihir	$26	$43	$69	$2	$79	$81
Cadia	137	186	323	137	136	273
Tanami	200	106	306	180	67	247
Boddington	—	85	85	—	71	71
Ahafo South (1)	8	66	74	11	72	83
Ahafo North (1)	24	21	45	164	—	164
Merian	—	39	39	—	26	26
Cerro Negro	30	44	74	27	56	83
Yanacocha	—	3	3	3	5	8
Peñasquito	—	62	62	—	56	56
Red Chris	68	20	88	45	25	70
Brucejack	—	39	39	—	41	41
NGM	87	125	212	63	132	195
Corporate and Other	—	1	1	—	5	5
Divested (2)
CC&V	—	—	—	—	5	5
Musselwhite	—	—	—	—	14	14
Porcupine	—	—	—	28	26	54
Éléonore	—	—	—	—	12	12
Akyem	—	—	—	—	9	9
Accrual basis	$580	$840	1,420	$660	$837	1,497
Decrease (increase) in non-cash adjustments and hedging impacts			(60)			3
Cash basis			$1,360			$1,500
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
(2)Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
For the six months ended June 30, 2026, development projects primarily included Tanami Expansion 2, Cadia Panel Caves, Red Chris Block Caves, Tanami Leach Train, Cerro Negro expansion projects, Lihir Nearshore Barrier, and the Goldrush Complex at NGM.
Development capital costs (excluding capitalized interest and capitalized depreciation and amortization) on our near-term capital projects of Tanami Expansion 2, Cadia Panel Caves, Lihir Nearshore Barrier, and the Cerro Negro expansion projects since approval were $1,427, $625, $27, and $137, respectively, of which $123, $109, $27, and $28 related to the six months ended June 30, 2026, respectively.
For the six months ended June 30, 2025, development projects primarily included Tanami 2 Expansion, Ahafo North, Cadia Panel Caves, Red Chris Block Caves, Cerro Negro expansion projects, and the Goldrush Complex at NGM.
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
For the six months ended June 30, 2026 and 2025, the Company completed redemptions of senior notes totaling $42 and $1,376 in principal, respectively, and paid accrued interest of $— and $22, respectively. These transactions resulted in no gain or loss on extinguishment for the three months ended June 30, 2026, a gain on extinguishment of $1 for the six months ended June 30, 2026, and losses on extinguishment of $18 and $28 for the three and six months ended June 30, 2025, respectively, recognized in Other income (loss), net.
Debt Covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for information regarding our debt covenants. At June 30, 2026, we were in compliance with all existing debt covenants and provisions related to potential defaults.
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
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $171 and $175 at June 30, 2026 and December 31, 2025, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
Newmont and Newmont USA are primarily holding companies with no material operations, sources of income or assets other than equity interest in their subsidiaries and intercompany receivables or payables. Newcrest Finance is a finance subsidiary with no material assets or operations other than those related to issued external debt and intercompany receivables or payables. Newmont USA’s primary investments are comprised of its 38.5% interest in NGM. For further information regarding these and our other operations, refer to Note 4 to the Condensed Consolidated Financial Statements and Results of Consolidated Operations within Part I, Item 2, MD&A.
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at June 30, 2026 and December 31, 2025.

	At June 30, 2026		At December 31, 2025
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$28,103	$21,402	$24,979	$17,426
Non-current intercompany assets	$400	$—	$770	$283
Current intercompany liabilities	$30,633	$1,631	$28,983	$1,621
Non-current intercompany liabilities	$1,031	$31	$49	$—
Non-current external debt	$5,076	$—	$5,108	$—
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
At June 30, 2026, Newmont USA had guaranteed $5,019 of the $5,076 in total Obligor Group external debt. Under the terms of the subsidiary guarantees, holders of Newmont’s securities subject to such subsidiary guarantees will not be required to exercise their remedies against Newmont before they proceed directly against Newmont USA.

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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at June 30, 2026, Newmont USA guaranteed $517 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At June 30, 2026, (i) Newmont’s total consolidated indebtedness was approximately $5,598, none of which was secured (other than $515 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $8,398 of total liabilities (including trade payables, but excluding intercompany, external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 15 to the Condensed Consolidated Financial Statements.
Contractual Obligations
As of June 30, 2026, there have been no material changes, outside the ordinary course of business, in our contractual obligations since December 31, 2025. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 19, 2026, for information regarding our contractual obligations.
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
Our sustainability strategy is a foundational element in achieving our purpose in unearthing value sustainably to advance lives. Sustainability and safety are integrated into the business at all levels of the organization through our global policies, standards, strategies, business plans and remuneration plans. For additional information on the Company’s reclamation and remediation liabilities, refer to Notes 6 and 17 to the Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Newmont stockholders	$2,202	$2,061	$5,464	$3,952
Net income (loss) attributable to noncontrolling interests	49	14	115	25
Equity loss (income) of affiliates	(204)	(49)	(353)	(127)
Income and mining tax expense (benefit)	952	1,092	2,356	1,739
Depreciation and amortization	604	620	1,236	1,213
Interest expense, net of capitalized interest	35	65	74	144
EBITDA	3,638	3,803	8,892	6,946
Adjustments:
Change in fair value of investments and options (1)	111	(151)	24	(442)
Restructuring and severance (2)	12	15	18	24
Impairment charges (3)	2	9	11	24
(Gain) loss on sale of assets held for sale (4)	(5)	(699)	(5)	(975)
(Gain) loss on asset and investment sales (5)	1	2	1	7
(Gain) loss on debt extinguishment (6)	—	18	(1)	28
Settlement costs (7)	2	—	—	3
Newcrest transaction and integration costs (8)	—	(10)	—	(6)
Other (9)	(4)	10	(29)	17
Adjusted EBITDA	$3,757	$2,997	$8,911	$5,626
____________________________
(1)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Other income (loss), net.
(2)Primarily consists of restructuring and severance related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(3)Consists of non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(4)Primarily consists of the gain on the sales of certain non-core assets in 2025; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(5)Primarily consists of gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(6)Consists of the gains and losses on debt redemptions incurred in 2026 and 2025, respectively; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(7)Primarily consists of amounts incurred related to non-recurring contractual obligations arising outside the ordinary course of business; included in Other expense, net.
(8)Consists of costs incurred in 2025 related to the Newcrest transaction; included in Other expense, net.
(9)Primarily consists of post-divestiture activity and costs incurred related to transition service agreements for divested reportable segments; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.

Adjusted Net Income (Loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$2,202	$2.07	$2.06	$5,464	$5.08	$5.07
Adjustments:
Change in fair value of investments and options (2)	111	0.10	0.10	24	0.02	0.02
Restructuring and severance (3)	12	0.01	0.01	18	0.02	0.02
Impairment charges (4)	2	—	—	11	0.01	0.01
(Gain) loss on sale of assets held for sale (5)	(5)	—	—	(5)	—	—
(Gain) loss on asset and investment sales (6)	1	—	—	1	—	—
(Gain) loss on debt extinguishment (7)	—	—	—	(1)	—	—
Settlement costs (8)	2	—	—	—	—	—
Other (9)	(4)	—	—	(29)	(0.03)	(0.03)
Tax effect of adjustments (10)	(22)	(0.02)	(0.02)	—	—	—
Valuation allowance and other tax adjustments (11)	(53)	(0.05)	(0.05)	(81)	(0.08)	(0.08)
Adjusted net income (loss)	$2,246	$2.11	$2.10	$5,402	$5.02	$5.01

Weighted average common shares (millions): (12)		1,065	1,067		1,075	1,077
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Other income (loss), net.
(3)Primarily consists of restructuring and severance related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(4)Consists of non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(5)Consists of the impact of finalization of certain working capital adjustments on completed divestments; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(6)Primarily consists of gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(7)Consists of the gain on debt redemptions; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(8)Primarily consists of amounts incurred related to non-recurring contractual obligations arising outside the ordinary course of business; included in Other expense, net.
(9)Primarily consists of post-divestiture activity; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(10)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (9), as described above, and are calculated using the applicable regional tax rate.
(11)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and six months ended June 30, 2026 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $(26) and $(137), the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $(15) and $9, net reductions to the reserve for uncertain tax positions of $(40) and $(43), and other tax adjustments of $28 and $90. For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
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
(2)Consists of the gain on the divestments of certain non-core assets; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(3)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Other income (loss), net.
(4)Consists of the loss on debt redemptions; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(5)Primarily consists of restructuring and severance related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(6)Consists of non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net. Amounts are presented net of Net loss (income) attributable to noncontrolling interests of $(1) and $(1), respectively.
(7)Primarily consists of gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(8)Consists of costs incurred related to the Newcrest transaction; included in Other expense, net.
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

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$6,709	$4,415
Less: Additions to property, plant and mine development	(1,360)	(1,500)
Free cash flow	$5,349	$2,915

Net cash provided by (used in) investing activities (1)	$(1,033)	$1,417
Net cash provided by (used in) financing activities	$(4,301)	$(3,407)
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

	At June 30, 2026	At December 31, 2025
Debt	$5,083	$5,115
Less: Cash and cash equivalents	(9,009)	(7,647)
Net debt (cash) excluding leases and other financing obligations	(3,926)	(2,532)
Add: Lease and other financing obligations	515	474
Net debt (cash)	$(3,411)	$(2,058)
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended June 30, 2026	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$213	$3	$5	$—	$—	$—	$26	$247	145	$1,707
Cadia (10)	74	1	1	—	18	—	55	149	48	$3,151
Tanami	119	2	3	—	—	—	59	183	89	$2,033
Boddington	199	7	—	—	—	—	45	251	155	$1,622
Ahafo South	199	3	2	—	—	—	36	240	92	$2,604
Ahafo North	85	1	4	—	—	—	10	100	67	$1,485
Merian	104	2	—	—	—	—	24	130	74	$1,780
Cerro Negro	81	2	—	—	11	—	26	120	51	$2,338
Yanacocha	132	5	1	—	5	—	2	145	129	$1,128
Peñasquito	71	5	—	—	—	1	10	87	34	$2,589
Red Chris	19	1	—	—	—	—	5	25	12	$2,118
Brucejack	96	1	5	—	1	(1)	22	124	57	$2,156
Non-managed
NGM	357	5	7	2	—	3	65	439	242	$1,805
Corporate and Other (11)	—	—	15	61	2	—	(2)	76	—	$—
Total Gold	1,749	38	43	63	37	3	383	2,316	1,195	$1,938

Gold equivalent ounces - other metals (12)(13)
Cadia (10)	48	1	1	—	11	1	37	99	29	$3,400
Boddington	18	1	—	—	—	(1)	4	22	13	$1,594
Peñasquito (14)	243	16	—	1	—	8	31	299	118	$2,538
Red Chris	30	1	1	—	—	(2)	7	37	16	$2,296
Corporate and Other (11)	—	—	3	10	—	—	—	13	—	$—
Total Gold Equivalent Ounces	339	19	5	11	11	6	79	470	176	$2,660

Consolidated	$2,088	$57	$48	$74	$48	$9	$462	$2,786
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $130.
(3)Includes stockpile, leach pad, and product inventory adjustments of $14 at Cadia and $3 at NGM.
(4)Includes operating accretion of $34, included in Reclamation and remediation, and amortization of asset retirement costs of $23; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $41 and $6, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $2 at Cadia, $2 at Boddington, $14 at Ahafo South, $8 at Merian, $6 at Cerro Negro, $2 at Yanacocha, $4 at Peñasquito, $1 at Red Chris, $8 at NGM, $21 at Corporate and Other, totaling $68 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance of $12, impairment charges of $2, and settlement costs of $2 included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $24.
(9)Per ounce measures may not recalculate due to rounding.
(10)Production and cost metrics were impacted by the operational stoppage during the second quarter of 2026 due to the Cadia seismic event.
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
(13)Cadia sold 11 thousand tonnes of copper, Boddington sold 5 thousand tonnes of copper, Peñasquito sold 6 million ounces of silver, 17 thousand tonnes of lead and 40 thousand tonnes of zinc, and Red Chris sold 6 thousand tonnes of copper.
(14)All-in sustaining costs at Peñasquito is comprised of $197, $20, and $82 for silver, lead, and zinc, respectively.

Three Months Ended June 30, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$202	$3	$2	$—	$—	$—	$38	$245	156	$1,563
Cadia	88	—	—	—	—	1	32	121	109	$1,109
Tanami	115	1	1	—	—	—	36	153	90	$1,698
Boddington	169	6	—	—	—	1	24	200	140	$1,422
Ahafo South	201	4	3	—	2	—	34	244	200	$1,220
Merian	122	2	4	—	—	—	12	140	67	$2,074
Cerro Negro	72	2	—	—	—	—	29	103	34	$3,023
Yanacocha	119	15	—	—	16	—	4	154	136	$1,144
Peñasquito	100	4	—	—	—	5	16	125	133	$944
Red Chris	22	—	—	—	—	—	6	28	14	$1,903
Brucejack	91	2	3	—	—	—	25	121	49	$2,490
Non-managed
NGM	343	5	4	2	3	1	60	418	237	$1,771
Corporate and Other (10)	—	—	17	78	10	—	2	107	—	$—
Divested (11)
Porcupine	16	1	—	—	1	—	4	22	9	$2,233
Akyem	17	1	—	—	—	—	—	18	6	$3,145
Total Gold	1,677	46	34	80	32	8	322	2,199	1,380	$1,593

Gold equivalent ounces - other metals (12)(13)
Cadia	82	—	1	—	—	1	31	115	107	$1,082
Boddington	38	—	—	—	—	—	4	42	33	$1,304
Peñasquito (14)	158	6	—	—	—	7	25	196	190	$1,030
Red Chris	46	2	—	—	—	(1)	11	58	31	$1,884
Corporate and Other (10)	—	—	5	15	2	—	—	22	—	$—
Total Gold Equivalent Ounces	324	8	6	15	2	7	71	433	361	$1,203

Consolidated	$2,001	$54	$40	$95	$34	$15	$393	$2,632
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
(5)Excludes development expenditures of $3 at Cadia, $3 at Tanami, $12 at Ahafo South, $9 at Merian, $6 at Cerro Negro, $3 at Yanacocha, $4 at Peñasquito, $3 at Red Chris, $2 at NGM, $16 at Corporate and Other, totaling $61 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
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
(13)For the three months ended June 30, 2025, Cadia sold 23 thousand tonnes of copper, Boddington sold 7 thousand tonnes of copper, Peñasquito sold 7 million ounces of silver, 23 thousand tonnes of lead and 56 thousand tonnes of zinc, and Red Chris sold 7 thousand tonnes of copper.
(14)All-in sustaining costs at Peñasquito is comprised of $76, $26, and $94 for silver, lead, and zinc, respectively.

Six Months Ended June 30, 2026	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$389	$7	$7	$—	$—	$—	$51	$454	262	$1,735
Cadia (10)	175	2	3	—	18	2	107	307	144	$2,136
Tanami	217	4	5	—	—	—	116	342	178	$1,912
Boddington	336	13	—	—	—	—	79	428	252	$1,700
Ahafo South	411	5	3	—	—	—	66	485	217	$2,236
Ahafo North	160	2	5	—	—	—	21	188	130	$1,448
Merian	215	4	1	—	—	—	39	259	158	$1,648
Cerro Negro	147	4	1	—	12	—	44	208	107	$1,937
Yanacocha	272	11	2	—	6	—	3	294	268	$1,099
Peñasquito	139	10	—	—	—	5	18	172	91	$1,900
Red Chris	41	3	1	—	—	—	8	53	25	$2,114
Brucejack	194	3	8	—	1	—	38	244	114	$2,131
Non-managed
NGM	663	10	11	5	2	4	125	820	481	$1,701
Corporate and Other (11)	—	—	37	125	4	—	1	167	—	$—
Total Gold	3,359	78	84	130	43	11	716	4,421	2,427	$1,822

Gold equivalent ounces - other metals (12)(13)
Cadia (10)	109	1	2	—	11	3	69	195	88	$2,210
Boddington	29	1	—	—	—	(1)	6	35	21	$1,637
Peñasquito (14)	472	33	—	1	—	28	62	596	296	$2,012
Red Chris	56	4	1	—	—	(4)	11	68	32	$2,106
Corporate and Other (11)	—	—	7	22	—	—	—	29	—	$—
Total Gold Equivalent Ounces	666	39	10	23	11	26	148	923	437	$2,107

Consolidated	$4,025	$117	$94	$153	$54	$37	$864	$5,344
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $283.
(3)Includes stockpile, leach pad, and product inventory adjustments of $14 at Cadia and $3 at NGM.
(4)Includes operating accretion of $67, included in Reclamation and remediation, and amortization of asset retirement costs of $50; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $82 and $10, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $6 at Cadia, $3 at Boddington, $22 at Ahafo South, $1 at Ahafo North, $13 at Merian, $10 at Cerro Negro, $4 at Yanacocha, $7 at Peñasquito, $2 at Red Chris, $13 at NGM, $37 at Corporate and Other, totaling $118 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance of $18 and impairment charges of $11 included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $46.
(9)Per ounce measures may not recalculate due to rounding.
(10)Production and cost metrics were impacted by the operational stoppage during the second quarter of 2026 due to the Cadia seismic event.
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
(13)Cadia sold 32 thousand tonnes of copper, Boddington sold 8 thousand tonnes of copper, Peñasquito sold 16 million ounces of silver, 45 thousand tonnes of lead and 98 thousand tonnes of zinc, and Red Chris sold 12 thousand tonnes of copper.
(14)All-in sustaining costs at Peñasquito is comprised of $385, $41, and $170 for silver, lead, and zinc, respectively.

Six Months Ended June 30, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$363	$7	$3	$—	$—	$—	$86	$459	316	$1,450
Cadia	165	1	—	—	—	3	68	237	207	$1,144
Tanami	197	2	3	—	—	—	76	278	165	$1,680
Boddington	336	11	1	—	—	2	58	408	275	$1,482
Ahafo South	448	8	5	—	2	—	72	535	399	$1,341
Merian	194	4	4	—	—	—	27	229	115	$1,986
Cerro Negro (10)	150	4	1	—	1	—	55	211	72	$2,936
Yanacocha	212	26	—	—	24	—	5	267	232	$1,155
Peñasquito	206	8	—	—	—	13	27	254	251	$1,013
Red Chris	38	1	—	—	—	—	8	47	29	$1,611
Brucejack	174	3	5	—	—	1	41	224	95	$2,363
Non-managed
NGM	651	9	5	5	3	3	130	806	453	$1,780
Corporate and Other (11)	—	—	46	170	13	—	4	233	—	$—
Divested (12)
CC&V	39	2	—	—	—	—	5	46	27	$1,684
Musselwhite	33	1	—	—	—	—	14	48	32	$1,531
Porcupine	79	3	1	—	1	—	25	109	60	$1,810
Éléonore	54	1	2	—	—	—	12	69	49	$1,403
Akyem	107	5	—	—	—	—	8	120	45	$2,664
Total Gold	3,446	96	76	175	44	22	721	4,580	2,822	$1,623

Gold equivalent ounces - other metals (13)(14)
Cadia	153	1	1	—	—	3	65	223	199	$1,123
Boddington	76	1	—	—	—	1	12	90	65	$1,396
Peñasquito (15)	351	12	—	1	—	35	49	448	402	$1,114
Red Chris	81	3	—	—	—	—	17	101	63	$1,605
Corporate and Other (11)	—	—	10	29	2	—	—	41	—	$—
Total Gold Equivalent Ounces	661	17	11	30	2	39	143	903	729	$1,239

Consolidated	$4,107	$113	$87	$205	$46	$61	$864	$5,483
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
(5)Excludes development expenditures of $3 at Cadia, $3 at Tanami, $2 at Boddington, $20 at Ahafo South, $16 at Merian, $10 at Cerro Negro, $4 at Yanacocha, $8 at Peñasquito, $5 at Red Chris, $3 at NGM, $32 at Corporate and Other, totaling $106 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
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
(14)For the six months ended June 30, 2025, Cadia sold 44 thousand tonnes of copper, Boddington sold 14 thousand tonnes of copper, Peñasquito sold 13 million ounces of silver, 44 thousand tonnes of lead and 129 thousand tonnes of zinc, and Red Chris sold 14 thousand tonnes of copper.
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
•labor relations;
•health and safety impacts including in connection with global events, pandemics, and epidemics;
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at June 30, 2026 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$4,506	$3,000
Copper price (per pound)	$6.05	$4.25
Silver price (per ounce)	$73.15	$40.00
Lead price (per pound)	$0.89	$0.90
Zinc price (per pound)	$1.57	$1.25
AUD to USD exchange rate	$0.71	$0.72
CAD to USD exchange rate	$0.72	$0.75
MXN to USD exchange rate	$0.06	$0.06
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
We perform an analysis to determine the potential impact of a 10% adverse change in the provisional pricing on concentrate sales subject to final pricing over the next several months on Net income (loss) attributable to Newmont stockholders. Refer below for our analysis as of June 30, 2026.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	97	$4,039	$27	$4,026
Copper (pounds, in millions)	50	$6.07	$21	$6.05
Silver (ounces, in millions)	5	$59.62	$19	$58.80
Lead (pounds, in millions)	39	$0.84	$2	$0.84
Zinc (pounds, in millions)	80	$1.62	$8	$1.62
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.

(2)The closing settlement price as of June 30, 2026 is determined utilizing the London Metal Exchange for copper, lead, and zinc and the London Bullion Market Association for gold and silver.
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at June 30, 2026. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to potentially material fair value risk if we repurchase or exchange long-term debt prior to maturity. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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
For our foreign mining operations, we performed a sensitivity analysis to estimate the impact to Costs applicable to sales arising from a hypothetical 10% adverse movement of local currency exchange rates at June 30, 2026 in relation to the USD, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $250 increase to Costs applicable to sales for the six months ended June 30, 2026.
Hyperinflationary Economies
Hyperinflationary economies are defined by the International Monetary Fund as economies in which the projected three-year cumulative inflation exceeds 100%. At June 30, 2026, Argentina was the only hyperinflationary economy in which the Company held operations.
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
As a result of Argentine foreign exchange controls, entities may access USD through a legal market mechanism commonly referred to as the Blue Chip Swap ("BCS"). In a BCS transaction, an entity purchases USD-denominated securities using Argentine pesos and subsequently sells those securities for USD, either in Argentina or outside Argentina following the transfer of the securities abroad. The resulting implicit exchange rate, referred to as the Blue Chip Swap rate, may differ significantly from Argentina's official exchange rate. In July 2026, the Company began entering into BCS transactions. Foreign currency exchange losses, if any, will be recognized in Other income (loss), net.
Hedging
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at June 30, 2026, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.
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
We have performed sensitivity analyses as of June 30, 2026 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at June 30, 2026.
The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $35 and $95 at June 30, 2026, respectively.
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
ITEM 4.       CONTROLS AND PROCEDURES.
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 17 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.     RISK FACTORS.
There were no material changes from the risk factors set forth under Part I, Business; Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 19, 2026, and under Part II, Other Information; Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, as filed with the SEC on April 23, 2026, other than as set forth below.
The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the period ended March 31, 2026 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
Our operations and projects at Ahafo South and Ahafo North in Ghana are subject to political, economic, regulatory and other risks.
Newmont operates in Ghana pursuant to a Revised Investment Agreement ratified by Ghana's Parliament in 2015, which established a fixed fiscal and legal regime, including fixed royalty and tax rates, for Newmont operations in Ghana. The tenure of the Revised Investment Agreement is linked to the mining leases, which are set to expire in 2031. The financial and tax stability periods established by such agreement expired on December 31, 2025, resulting in the loss of certain tax advantages and tax protections. Following the expiration of these protections, our Ghanaian operations are increasingly exposed to changes in applicable tax, royalty, fiscal, regulatory and other governmental requirements. Upcoming regulatory changes in the mining law, royalties and local content requirements may create additional exposures for the future.
Following volatile socioeconomic conditions in recent years, the Government of Ghana continues to be under pressure for more revenue generation, keeping in place levies such as the Growth and Sustainability Levy, introduced in 2023 and amended in 2026, and VAT on electricity. The Government of Ghana has also implemented and proposed a number of measures that could materially affect mining companies operating in the country. These include a recently adopted sliding-scale mineral royalty framework under which royalty rates will increase from the historical 5% rate to as high as 12%, depending on prevailing gold prices, and proposed amendments to Ghana's Minerals and Mining Act that would shorten the duration of new mining leases and lease renewals, modify exploration licensing requirements, require direct community development agreements with host communities, enhance local participation requirements, create additional local oversight mechanisms in the licensing process, and potentially reduce or eliminate certain fiscal stability protections available to mining companies. Although the timing, scope, implementation and ultimate form of these measures remain uncertain, their adoption could increase operating costs, capital requirements and regulatory burdens, reduce investment certainty, shorten mine planning horizons, adversely affect future lease renewals and otherwise negatively impact the economics of our Ghana operations.
The Government has also continued efforts to increase oversight and control of gold marketing and export activities, including through the establishment of the Ghana Gold Board ("GoldBod"). While GoldBod is principally focused on artisanal and small-scale mining production, evolving regulations, administrative requirements, export controls, foreign exchange rules, local banking requirements and other regulatory actions may affect gold sales (including requirements to sell up to 30% of gold production from our operations in Ghana to the GoldBod in exchange for Ghanaian cedis), exports, transportation logistics, working capital requirements and the timing of revenue recognition. For additional information refer to the risk factor under the heading “Increased exposure to foreign exchange fluctuations and capital controls may adversely affect Newmont’s costs, earnings and the value of some of our assets” included in Part I, Business; Item 1A, Risk Factors, in the Company's Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 19, 2026. In July 2026, a shipment of doré produced from our Ghana operations was prevented from leaving Ghana pending engagement with relevant regulatory authorities. Prolonged delays, restrictions or changes to export and sales arrangements could adversely affect revenue timing, cash flows, working capital requirements, contractual sales commitments and operating results. For additional information refer to the risk factor under the heading “Our operations and projects are subject to risks of doing business in multiple jurisdictions” included in Part I, Business; Item 1A, Risk Factors, in the Company's Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 19, 2026.
Other risks include impacts to supply chain, restrictions and local procurement requirements under local content regulations. In January 2025, the Minerals Commission published the sixth edition of the Local Procurement List, which includes a prohibition on mining by mining lease holders and requiring surface mining operations to be outsourced to companies with 100% Ghanaian stockholders and directors and underground operations to be outsourced to companies with 50% Ghanaian stockholders and directors. The Ghana Chamber of Mines, of which Newmont is a member, is reviewing the list and continues to engage the government to revise its position on this prohibition on owner mining. Additionally, there is a risk of increases in key commodity prices, more restrictive local banking, foreign exchange and cash management requirements, including requirements to maintain, repatriate or transact proceeds through banks domiciled in Ghana, limitations on the availability or capacity of local banks to provide reclamation bonds or other financial assurances, requests for additional local employment, ownership or participation requirements, requests for contract renegotiation and increases in contract rates and other operating costs. The government may grant artisanal mining rights or alternative mining rights, such as sand and gravel, in locations in which the Company has tenure rights, but no active operations, impacting the Company's non-operational land positions. Economic setbacks, political developments, anti-mining sentiment, increasing expectations regarding local participation in the mining sector, and friction between mining operators and artisanal and small-scale miners may contribute to community unrest, encroachment, illegal mining activities, permitting delays, operational disruptions or other conflicts that could adversely affect our operations in Ghana.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (in millions, except share and per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2026 through April 30, 2026	4,863,780	$114.72	4,862,478	$5,998
May 1, 2026 through May 31, 2026	4,429,863	$111.50	4,411,884	$5,506
June 1, 2026 through June 30, 2026	5,084,735	$101.61	5,083,815	$4,989
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase programs described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 1,302 shares, 17,979 shares, and 920 shares for the fiscal months of April, May, and June 2026, respectively. Subsequent to the end of the covered period, the Company repurchased 6,472,040 additional shares at an average price of $93.94 per share pursuant to a Rule 10b5-1 plan for a total amount of $7,617 repurchased as of the date of filing under the stock repurchase programs described in (2) below.
(2)The Company completed its previously announced share repurchase program during the second quarter of 2026. In April 2026, the Board of Directors authorized an additional $6,000 stock repurchase program to repurchase shares of outstanding common stock. The program will be executed at the Company's discretion. The repurchase program has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.       MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard, which was filed as Exhibit 19 to the Company's annual report on Form 10-K for the year ended December 31, 2025. In accordance with Rule 10b5-1 and the Company’s stock trading standard, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements. During the three months ended June 30, 2026, no Section 16 directors adopted, amended, or terminated existing Rule 10b5-1 trading plans.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

10.1 †*	-	2026 Form of Award Agreement used to grant restricted stock units to Section 16 officers, pursuant to Registrant's 2020 Stock Incentive Plan, filed herewith.

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	-	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	-	Cover Page Interactive Data File (embedded within the XBRL document contained in Exhibit 101)
____________________________
*Filed or furnished herewith.
**Submitted electronically herewith.
†Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT CORPORATION
(Registrant)

Date: July 23, 2026	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: July 23, 2026	/s/ JOSHUA L. CAGE
Joshua L. Cage
Chief Accounting Officer and Controller
(Principal Accounting Officer)