Form 10-Q
period 2026-09-30
NEWMONT Corp /DE/
filed 2026-10-22
CIK 1164727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
There were 1,039,193,185 shares of common stock outstanding on October 15, 2026.

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
____________________________
(1)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.
(2)Refer to Results of Consolidated Operations within Part I, Item 2, MD&A.

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Financial Results:
Sales	$6,363	$5,524	$19,788	$15,851
Gold	$5,228	$4,669	$16,540	$13,496
Copper	$288	$319	$985	$1,033
Silver	$550	$293	$1,552	$672
Lead	$39	$52	$123	$137
Zinc	$258	$191	$588	$513
Costs applicable to sales (1)	$2,143	$1,951	$6,168	$6,058
Gold	$1,754	$1,563	$5,113	$5,009
Copper	$92	$141	$286	$451
Silver	$192	$96	$499	$218
Lead	$16	$33	$49	$75
Zinc	$89	$118	$221	$305
Net income (loss)	$2,514	$1,843	$8,093	$5,820
Net income (loss) attributable to Newmont stockholders	$2,475	$1,832	$7,939	$5,784
Net income (loss) attributable to Newmont stockholders per common share, diluted	$2.35	$1.67	$7.43	$5.20
Adjusted net income (loss) (2)	$2,309	$1,883	$7,711	$4,881
Adjusted net income (loss) per share, diluted (2)	$2.20	$1.71	$7.22	$4.39
Earnings before interest, taxes and depreciation and amortization (2)	$3,873	$3,202	$12,765	$10,148
Adjusted earnings before interest, taxes and depreciation and amortization (2)	$3,951	$3,309	$12,862	$8,935
Net cash provided by (used in) operating activities			$9,477	$6,713
Free cash flow (2)			$7,261	$4,486
Cash dividends paid per common share in the period ended September 30,	$0.26	$0.25	$0.78	$0.75
Cash dividends declared per common share for the period ended September 30,	$0.26	$0.25	$0.78	$0.75
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A.

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Results:
Consolidated gold ounces (thousands):
Produced	1,216	1,317	3,646	4,167
Sold	1,211	1,319	3,638	4,141

Attributable gold ounces (thousands):
Attributable to Newmont	1,199	1,305	3,589	4,127
Pueblo Viejo (40%)	65	72	193	184
Fruta del Norte (1)	38	44	114	125
Produced	1,302	1,421	3,896	4,436
Sold (2)	1,194	1,308	3,582	4,101

Consolidated and attributable gold equivalent ounces - other metals (thousands):
Produced	258	359	685	1,099
Sold	248	370	685	1,099

Consolidated and attributable - other metals:
Produced copper:
Pounds (millions)	48	72	154	231
Tonnes (thousands)	23	35	70	106
Sold copper:
Pounds (millions)	42	68	155	227
Tonnes (thousands)	18	31	70	103
Produced silver (million ounces)	11	7	27	21
Sold silver (million ounces)	11	8	27	21
Produced lead:
Pounds (millions)	49	57	148	165
Tonnes (thousands)	22	26	67	75
Sold lead:
Pounds (millions)	47	60	145	157
Tonnes (thousands)	21	27	66	71
Produced zinc:
Pounds (millions)	147	129	373	407
Tonnes (thousands)	67	59	169	185
Sold zinc:
Pounds (millions)	149	149	365	434
Tonnes (thousands)	67	68	165	197

Average realized price:
Gold (per ounce)	$4,317	$3,539	$4,546	$3,259
Copper (per pound)	$6.91	$4.67	$6.36	$4.55
Copper (per tonne)	$15,236	$10,301	$14,012	$10,040
Silver (per ounce)	$50.50	$37.02	$57.10	$32.58
Lead (per pound)	$0.84	$0.86	$0.85	$0.87
Lead (per tonne)	$1,848	$1,892	$1,872	$1,923
Zinc (per pound)	$1.74	$1.29	$1.61	$1.18
Zinc (per tonne)	$3,843	$2,835	$3,556	$2,608

NEWMONT CORPORATION
RESULTS AND HIGHLIGHTS
(unaudited, in millions, except per share, per ounce, per pound, and per tonne)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Results (continued):
Consolidated costs applicable to sales: (3)(4)
Gold (per ounce)	$1,449	$1,185	$1,406	$1,210
Gold equivalent ounces - other metals (per ounce)	$1,574	$1,045	$1,541	$954
Copper (per tonne)	$4,857	$4,531	$4,070	$4,374
Silver (per ounce)	$18	$12	$18	$11
Lead (per tonne)	$710	$1,212	$737	$1,059
Zinc (per tonne)	$1,330	$1,743	$1,336	$1,547

All-in sustaining costs: (5)
Gold (per ounce)	$1,963	$1,566	$1,869	$1,605
Gold equivalent ounces - other metals (per ounce)	$2,154	$1,370	$2,124	$1,283
Copper (per tonne)	$7,994	$6,440	$6,506	$6,162
Silver (per ounce)	$23	$15	$24	$13
Lead (per tonne)	$889	$1,405	$931	$1,257
Zinc (per tonne)	$1,731	$2,105	$1,767	$1,948
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

Third Quarter 2026 Highlights (dollars in millions, except per share, per ounce, per pound, and per tonne amounts, unless otherwise noted)
•Net income: Reported Net income (loss) attributable to Newmont stockholders of $2,475 or $2.35 per diluted share, an increase of $643 from the prior-year quarter primarily due to a net increase in Sales, largely reflecting higher average realized gold and silver prices partially offset by lower sales volumes for gold and an increase in Costs applicable to sales. Results for the current quarter were also affected by certain notable items impacting comparability to the prior-year quarter, including the contribution from Ahafo North following its achievement of commercial production in the fourth quarter of 2025 and designation as a reportable segment, completion of our divestment program in 2025, and the impact at Cadia associated with the temporary suspension of operations following seismic activity recorded near the operation in the second quarter of 2026.
•Adjusted net income: Reported Adjusted net income (loss) of $2,309 or $2.20 per diluted share, an increase of $0.49 per diluted share from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Adjusted EBITDA: Reported $3,951 in Adjusted EBITDA, an increase of 19% from the prior-year quarter (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Cash flow: Reported Net cash provided by (used in) operating activities of $9,477 for the nine months ended September 30, 2026, an increase of 41% from the prior year, and Free cash flow of $7,261 for the nine months ended September 30, 2026 (refer to Non-GAAP Financial Measures within Part I, Item 2, MD&A).
•Portfolio updates: In August 2026, the Company and Barrick Mining Corporation ("Barrick") reached an agreement under which Barrick's Fourmile and the Company's Fiberline and Mike development properties will be contributed to the Nevada Gold Mines joint venture. The Company also agreed to make a $1.95 billion cash payment to Barrick within 30 days following the contribution of the Fourmile development property. The contributions are expected to occur in the fourth quarter of 2026 and result in a gain.
•Attributable production: Produced 1.3 million attributable ounces of gold and 258 thousand attributable gold equivalent ounces from co-products (23 thousand tonnes of copper, 11 million ounces of silver, 22 thousand tonnes of lead, and 67 thousand tonnes of zinc).
•Financial strength: Ended the quarter with $8,827 of consolidated cash and $12,827 of total liquidity; repurchased $5,241 of common stock for the nine months ended September 30, 2026. In October, settled an additional $451 of share repurchases and declared a dividend of $0.26 per share.

PART I—FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS.
NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, dollars in millions except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales (Note 5)	$6,363	$5,524	$19,788	$15,851

Costs and expenses:
Costs applicable to sales (1)	2,143	1,951	6,168	6,058
Depreciation and amortization	632	643	1,868	1,856
Reclamation and remediation (Note 6)	199	123	358	299
Exploration	68	65	188	175
Advanced projects, research and development	58	40	150	123
General and administrative	82	86	235	291
(Gain) loss on sale of assets held for sale (Note 3)	—	(99)	(5)	(1,074)
Other expense, net (Note 7)	18	139	101	230
	3,200	2,948	9,063	7,958
Other income (expense):
Other income (loss), net (Note 8)	78	(17)	172	399
Interest expense, net of capitalized interest	(31)	(52)	(105)	(196)
	47	(69)	67	203
Income (loss) before income and mining tax and other items	3,210	2,507	10,792	8,096
Income and mining tax benefit (expense) (Note 9)	(839)	(787)	(3,195)	(2,526)
Equity income (loss) of affiliates (Note 12)	143	123	496	250
Net income (loss)	2,514	1,843	8,093	5,820
Net loss (income) attributable to noncontrolling interests (2)	(39)	(11)	(154)	(36)
Net income (loss) attributable to Newmont stockholders	$2,475	$1,832	$7,939	$5,784

Weighted average common shares:
Basic	1,049	1,097	1,066	1,111
Effect of employee stock-based awards	2	3	3	2
Diluted	1,051	1,100	1,069	1,113

Net income (loss) attributable to Newmont stockholders per common share:
Basic	$2.36	$1.67	$7.45	$5.21
Diluted	$2.35	$1.67	$7.43	$5.20
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Relates to the Suriname Gold project C.V. (“Merian”) reportable segment.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2,514	$1,843	$8,093	$5,820
Other comprehensive income (loss):
Change in cash flow hedges, net of tax	10	60	(17)	213
Other adjustments, net of tax	(1)	5	3	(9)
Other comprehensive income (loss)	9	65	(14)	204
Comprehensive income (loss)	$2,523	$1,908	$8,079	$6,024

Comprehensive income (loss) attributable to:
Newmont stockholders	$2,484	$1,897	$7,925	$5,988
Noncontrolling interests	39	11	154	36
	$2,523	$1,908	$8,079	$6,024
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in millions)

	At September 30, 2026	At December 31, 2025
ASSETS
Cash and cash equivalents	$8,827	$7,647
Trade receivables (Note 5)	952	1,067
Investments (Note 12)	—	594
Inventories (Note 13)	1,587	1,512
Stockpiles and ore on leach pads (Note 14)	1,313	1,177
Other receivables	544	678
Other current assets	348	391
Current assets	13,571	13,066
Property, plant and mine development, net	33,871	33,310
Investments (Note 12)	4,066	4,186
Stockpiles and ore on leach pads (Note 14)	2,618	2,410
Deferred income tax assets	16	45
Goodwill	2,658	2,658
Other non-current assets	1,383	1,446
Total assets	$58,183	$57,121

LIABILITIES
Accounts payable	$879	$816
Employee-related benefits	818	898
Income and mining taxes payable	1,373	1,188
Lease and other financing obligations	134	118
Other current liabilities ($339 valued under fair value option at December 31, 2025) (Note 16)	2,335	2,692
Current liabilities	5,539	5,712
Debt (Note 15)	5,087	5,115
Lease and other financing obligations	363	356
Reclamation and remediation liabilities (Note 6)	6,095	6,297
Deferred income tax liabilities	3,782	4,045
Employee-related benefits	624	634
Silver streaming agreement	528	598
Other non-current liabilities (Note 16)	315	322
Total liabilities	22,333	23,079

Commitments and contingencies (Note 17)

EQUITY
Common stock	1,679	1,753
Treasury stock	(349)	(301)
Additional paid-in capital	27,647	28,847
Accumulated other comprehensive income (loss)	123	137
Retained earnings	6,575	3,431
Newmont stockholders' equity	35,675	33,867
Noncontrolling interests	175	175
Total equity	35,850	34,042
Total liabilities and equity	$58,183	$57,121
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in millions)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$8,093	$5,820
Non-cash adjustments:
Depreciation and amortization	1,868	1,856
(Gain) loss on sale of assets held for sale	(5)	(1,074)
Reclamation and remediation	339	282
Deferred income taxes	(155)	416
Change in fair value of investments and options	24	(480)
Other non-cash adjustments	170	164
Change in operating assets and liabilities:
Trade and other receivables	213	74
Inventories, stockpiles and ore on leach pads	(455)	(342)
Other assets	25	(143)
Accounts payable	80	(8)
Reclamation and remediation liabilities	(714)	(527)
Accrued tax liabilities (1)	113	527
Other accrued liabilities	(119)	148
Net cash provided by (used in) operating activities	9,477	6,713

Investing activities:
Additions to property, plant and mine development	(2,216)	(2,227)
Proceeds from sales of investments	257	952
Return of investment from equity method investees	137	55
Proceeds from sales of mining operations and other assets, net	99	2,789
Contributions to equity method investees	(88)	(52)
Other	(39)	(131)
Net cash provided by (used in) investing activities	(1,850)	1,386

Financing activities:
Repurchases of common stock	(5,241)	(1,875)
Dividends paid to common stockholders	(831)	(834)
Distributions to noncontrolling interests	(238)	(132)
Funding from noncontrolling interests	101	103
Payments on lease and other financing obligations	(78)	(70)
Repayment of debt	(39)	(3,360)
Other	(83)	(39)
Net cash provided by (used in) financing activities	(6,409)	(6,207)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(8)
Net change in cash, cash equivalents and restricted cash, including cash and restricted cash reclassified to assets held for sale	1,192	1,884
Change in cash and restricted cash reclassified to assets held for sale	—	138
Net change in cash, cash equivalents and restricted cash	1,192	2,022
Cash, cash equivalents and restricted cash at beginning of period	7,684	3,650
Cash, cash equivalents and restricted cash at end of period	$8,876	$5,672

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,827	$5,639
Restricted cash included in other current assets	1	1
Restricted cash included in other non-current assets	48	32
Total cash, cash equivalents and restricted cash	$8,876	$5,672
____________________________
(1)Includes $3,207 and $1,701 of cash payments for income and mining taxes, net of refunds, for the nine months ended September 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, dollars in millions except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	1,096	$1,753	(7)	$(301)	$28,847	$137	$3,431	$175	$34,042
Net income (loss)	—	—	—	—	—	—	3,262	66	3,328
Other comprehensive income (loss)	—	—	—	—	—	19	—	—	19
Dividends declared (1)	—	—	—	—	—	—	(281)	—	(281)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(105)	(105)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	36	36
Repurchase and retirement of common stock	(17)	(28)	—	—	(446)	—	(1,440)	—	(1,914)
Withholding of employee taxes related to stock-based compensation	—	—	—	(45)	—	—	—	—	(45)
Stock-based awards and related share issuances	1	2	—	—	16	—	—	—	18
Balance at March 31, 2026	1,080	1,727	(7)	(346)	28,417	156	4,972	172	35,098
Net income (loss)	—	—	—	—	—	—	2,202	49	2,251
Other comprehensive income (loss)	—	—	—	—	—	(42)	—	—	(42)
Dividends declared (1)	—	—	—	—	—	—	(277)	—	(277)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(84)	(84)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Repurchase and retirement of common stock	(14)	(23)	—	—	(379)	—	(1,181)	—	(1,583)
Withholding of employee taxes related to stock-based compensation	—	—	—	(2)	—	—	—	—	(2)
Stock-based awards and related share issuances	—	—	—	—	19	—	—	—	19
Balance at June 30, 2026	1,066	1,704	(7)	(348)	28,057	114	5,716	171	35,414
Net income (loss)	—	—	—	—	—	—	2,475	39	2,514
Other comprehensive income (loss)	—	—	—	—	—	9	—	—	9
Dividends declared (1)	—	—	—	—	—	—	(273)	—	(273)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	37	37
Repurchase and retirement of common stock (2)	(16)	(25)	—	—	(427)	—	(1,343)	—	(1,795)
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)
Stock-based awards and related share issuances	—	—	—	—	17	—	—	—	17
Balance at September 30, 2026	1,050	$1,679	(7)	$(349)	$27,647	$123	$6,575	$175	$35,850
____________________________
(1)Cash dividends paid per common share were $0.26 and $0.78 for the three and nine months ended September 30, 2026, respectively.
(2)An additional $451 of common stock was repurchased and retired subsequent to September 30, 2026 through the date of filing.

NEWMONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, dollars in millions except per share)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,134	$1,813	(7)	$(278)	$29,808	$(95)	$(1,320)	$181	$30,109
Net income (loss)	—	—	—	—	—	—	1,891	11	1,902
Other comprehensive income (loss)	—	—	—	—	—	56	—	—	56
Dividends declared (1)	—	—	—	—	—	—	(280)	—	(280)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	35	35
Repurchase and retirement of common stock	(8)	(12)	—	—	(201)	—	(138)	—	(351)
Withholding of employee taxes related to stock-based compensation	—	—	—	(15)	—	—	—	—	(15)
Stock-based awards and related share issuances	1	2	—	—	17	—	—	—	19
Balance at March 31, 2025	1,127	1,803	(7)	(293)	29,624	(39)	153	183	31,431
Net income (loss)	—	—	—	—	—	—	2,061	14	2,075
Other comprehensive income (loss)	—	—	—	—	—	83	—	—	83
Dividends declared (1)	—	—	—	—	—	—	(281)	—	(281)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	34	34
Repurchase and retirement of common stock	(19)	(31)	—	—	(506)	—	(484)	—	(1,021)
Withholding of employee taxes related to stock-based compensation	—	—	—	(1)	—	—	—	—	(1)
Stock-based awards and related share issuances	—	—	—	—	23	—	—	—	23
Balance at June 30, 2025	1,108	1,772	(7)	(294)	29,141	44	1,449	175	32,287
Net income (loss)	—	—	—	—	—	—	1,832	11	1,843
Other comprehensive income (loss)	—	—	—	—	—	65	—	—	65
Dividends declared (1)	—	—	—	—	—	—	(273)	—	(273)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)
Cash calls requested from noncontrolling interests	—	—	—	—	—	—	—	31	31
Repurchase and retirement of common stock	(8)	(12)	—	—	(201)	—	(309)	—	(522)
Withholding of employee taxes related to stock-based compensation	—	—	—	(3)	—	—	—	—	(3)
Stock-based awards and related share issuances	—	—	—	—	15	—	—	—	15
Balance at September 30, 2025	1,100	$1,760	(7)	$(297)	$28,955	$109	$2,699	$185	$33,411
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

NOTE 1     BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements (“interim statements”) of Newmont Corporation, a Delaware corporation, and its subsidiaries (collectively, “Newmont,” “we,” “us,” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with Newmont’s Consolidated Financial Statements for the year ended December 31, 2025 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements, and in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.
Reportable Segments
Nevada Gold Mines Amended Joint Venture Agreement
On August 10, 2026, the Company and Barrick Mining Corporation ("Barrick") amended the Nevada Gold Mines ("NGM") joint venture arrangement. Pursuant to the amended agreement, certain previously excluded properties, including Barrick's Fourmile development property and the Company's Fiberline and Mike development properties, are to be contributed to NGM. The Company also agreed to contribute $1.95 billion in cash within 30 days following the contribution of the Fourmile development property. The agreement also includes enhancements to the governance provisions of the NGM joint venture, resolves all outstanding disputes between the Company and Barrick relating to NGM, and provides for the Company's consent to Barrick's proposed initial public offering of certain assets.
The contribution of the three development properties to NGM is expected in the fourth quarter of 2026, at which time the Company will recognize its 38.5% interest in Fourmile based on the consideration transferred, which will include the cash payment to Barrick and 61.5% of the fair value of Fiberline and Mike. As Fiberline and Mike have no carrying value prior to their contribution, the Company expects to recognize a gain upon completion of the transaction.
Ahafo North Reportable Segment
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Refer to Note 17 below for further information on commitments and contingencies that could have a potential impact on the Company as well as Note 2 to the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
In November 2024, ASU 2024-03 was issued, requiring additional disclosures in the notes to the financial statements on the nature of certain expense captions presented on the face of the Consolidated Statement of Operations. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The new guidance only impacts disclosures and is not expected to have an impact on the Company's financial condition and results of operations. The Company is currently evaluating the impacts of the guidance on its disclosures.
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
CC&V. Sale of the CC&V reportable segment to SSR Mining Inc. ("SSR") closed on February 28, 2025. The deferred consideration consisted of $175 receivable in two installments of $87.5 upon certain regulatory approvals. In the first quarter of 2026, the Company received the first deferred payment of $87.5. The second deferred payment, contingent on certain regulatory approvals, is considered to be a financial asset and is included in Other current assets. The indemnification consists of a guarantee in which the Company will indemnify SSR for 90% of certain closure costs over $500 related to the Company’s historical mining activities with no limitation to the maximum potential future payments. The Company has an opportunity to fully settle the indemnification at certain milestones through a one-time lump sum payment. The indemnification is included in Other non-current liabilities.
Musselwhite. Sale of the Musselwhite reportable segment to Orla Mining Ltd closed on February 28, 2025. The deferred consideration consisted of $40 receivable in two installments of $20 on the first and second year anniversary of the close date, dependent on the average spot gold price over the respective period. In the first quarter of 2026, the Company received the first deferred payment of $20. The second deferred payment meets the definition of a derivative asset and is included as contingent consideration in Other current assets.
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
Akyem. Sale of the Akyem reportable segment to Zijin Mining Group Co., Ltd ("Zijin") closed on April 15, 2025. The deferred consideration consisted of $100 receivable at the earlier of lease ratification or the fifth year anniversary of the close date. The deferred consideration did not meet the definition of a derivative asset and was considered a financial asset. The indemnification consisted of a guarantee in which the Company would have indemnified Zijin for losses from non-ratification of the lease by the Ghanaian Parliament, government actions stopping operations, or required renegotiations to secure ratification, with a cap of $200 and a 5-year claim period. In the third quarter of 2025, the lease was ratified resulting in receipt of the deferred consideration and removal of the indemnification obligation.
(Gain) loss on sale of assets held for sale consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Gain) on completed sales	$—	$—	$—	$(904)
(Reversal of write-downs) write-downs on assets held for sale	—	(65)	—	(141)
Tax impact	—	(29)	—	(46)
Other (1)	—	(5)	(5)	17
	$—	$(99)	$(5)	$(1,074)
____________________________
(1)Primarily consists of the impact of finalization of certain working capital adjustments on completed sales, and certain costs incurred under the transitional services support agreements.
NOTE 4     SEGMENT INFORMATION
The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by Newmont’s Chief Operating Decision Maker ("CODM"). At September 30, 2026, the Company's 13 reportable segments consist of each of its 12 mining operations that it manages and its 38.5% proportionate interest in NGM, which it does not directly manage. Newmont consolidates Merian through its wholly-owned subsidiary, Newmont Suriname LLC., as the primary beneficiary of Merian, which is a variable interest entity.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The financial information relating to the Company’s segments is as follows:

Three Months Ended September 30, 2026	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (2)
Managed
Lihir	$622	$241	$46	$4	$2	$—	$329	$67
Cadia:
Gold	194	66	29
Copper	127	35	15
Total Cadia	321	101	44	2	2	1	171	202
Tanami	347	113	34	2	5	5	188	174
Boddington:
Gold	720	210	42
Copper	81	20	3
Total Boddington	801	230	45	4	4	3	515	44
Ahafo South	484	215	44	2	23	(1)	201	36
Ahafo North	305	94	28	—	4	—	179	25
Merian	290	104	18	1	9	(1)	159	25
Cerro Negro	219	78	29	1	6	39	66	51
Yanacocha	502	128	21	40	5	(9)	317	3
Peñasquito:
Gold	194	64	24
Silver	550	192	73
Lead	39	16	6
Zinc	258	89	27
Total Peñasquito	1,041	361	130	9	5	(5)	541	36
Red Chris:
Gold	43	25	9
Copper	80	37	13
Total Red Chris	123	62	22	2	2	(2)	37	70
Brucejack	252	78	34	1	9	2	128	45
Non-managed
NGM	1,056	343	127	3	10	—	573	146
Total Reportable Segments	6,363	2,148	622	71	86	32	3,404	924
Corporate and Other	—	(5)	10	128	40	21	(194)	6
Consolidated	$6,363	$2,143	$632	$199	$126	$53	$3,210	$930
____________________________
(1)Includes General and administrative, Other expense, net, Other income (loss), net, and Interest expense, net of capitalized interest. Refer to Notes 7 and 8 for further information.
(2)Consolidated capital expenditures on a cash basis were $856 reflecting non-cash adjustments and hedge impacts of $74.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Three Months Ended September 30, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Capital Expenditures (2)
Managed
Lihir	$475	$202	$50	$3	$5	$7	$208	$36
Cadia:
Gold	343	74	28
Copper	195	67	26
Total Cadia	538	141	54	1	2	7	333	139
Tanami	366	121	34	—	2	4	205	145
Boddington:
Gold	471	166	32
Copper	55	26	5
Total Boddington	526	192	37	4	—	7	286	31
Ahafo South (3)	516	195	45	2	14	7	253	30
Ahafo North (3)	—	—	—	—	2	—	(2)	92
Merian	159	78	17	2	10	—	52	16
Cerro Negro	207	83	34	1	8	3	78	31
Yanacocha	530	117	30	46	4	(9)	342	7
Peñasquito:
Gold	382	97	38
Silver	293	96	38
Lead	52	33	13
Zinc	191	118	41
Total Peñasquito	918	344	130	5	4	14	421	26
Red Chris:
Gold	55	23	6
Copper	69	48	14
Total Red Chris	124	71	20	2	3	1	27	47
Brucejack	272	91	53	1	8	3	116	36
Non-managed
NGM	893	316	114	3	8	(6)	458	95
Total Reportable Segments	5,524	1,951	618	70	70	38	2,777	731
Corporate and Other (4)	—	—	25	53	35	157	(270)	5
Consolidated	$5,524	$1,951	$643	$123	$105	$195	$2,507	$736
____________________________
(1)Includes General and administrative, (Gain) loss on sale of assets held for sale, Other expense, net, and Other income (loss), net, and Interest expense, net of capitalized interest. Refer to Notes 3, 7 and 8 for further information.
(2)Consolidated capital expenditures on a cash basis were $727 reflecting non-cash adjustments and hedge impacts of $9.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Nine Months Ended September 30, 2026	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir	$1,824	$630	$138	$11	$9	$(4)	$1,040	$5,917	$136
Cadia:
Gold	853	241	103
Copper	558	144	61
Total Cadia	1,411	385	164	5	13	52	792	6,808	525
Tanami	1,185	330	100	4	10	28	713	3,190	480
Boddington:
Gold	1,888	546	108
Copper	185	49	9
Total Boddington	2,073	595	117	12	7	18	1,324	2,592	129
Ahafo South	1,496	626	121	6	48	1	694	2,020	110
Ahafo North	928	254	71	1	10	—	592	1,248	70
Merian	1,031	319	55	4	23	—	630	952	64
Cerro Negro	713	225	95	4	17	70	302	1,853	125
Yanacocha	1,760	400	74	118	11	(22)	1,179	2,473	6
Peñasquito:
Gold	621	203	75
Silver	1,552	499	185
Lead	123	49	18
Zinc	588	221	65
Total Peñasquito	2,884	972	343	27	12	7	1,523	4,576	98
Red Chris:
Gold	159	66	26
Copper	242	93	36
Total Red Chris	401	159	62	6	6	2	166	2,795	158
Brucejack	786	272	116	4	17	3	374	2,651	84
Non-managed
NGM	3,296	1,006	376	8	34	(2)	1,874	7,475	358
Total Reportable Segments	19,788	6,173	1,832	210	217	153	11,203	44,550	2,343
Corporate and Other	—	(5)	36	148	121	111	(411)	13,633	7
Consolidated	$19,788	$6,168	$1,868	$358	$338	$264	$10,792	$58,183	$2,350
____________________________
(1)Includes General and administrative, (Gain) loss on sale of assets held for sale, Other expense, net, Other income (loss), net, and Interest expense, net of capitalized interest. Refer to Notes 3, 7 and 8 for further information.
(2)Consolidated capital expenditures on a cash basis were $2,216 reflecting non-cash adjustments and hedge impacts of $134.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

Nine Months Ended September 30, 2025	Sales	Costs Applicable to Sales	Depreciation and Amortization	Reclamation and Remediation	Advanced Projects, Research and Development and Exploration	Other Segment Expenses (Income) (1)	Income (Loss) before Income and Mining Tax and Other Items	Total Assets	Capital Expenditures (2)
Managed
Lihir	$1,447	$565	$141	$10	$8	$21	$702	$5,764	$117
Cadia:
Gold	1,029	239	95
Copper	632	220	91
Total Cadia	1,661	459	186	4	6	41	965	6,489	412
Tanami	873	318	90	2	8	21	434	2,546	392
Boddington:
Gold	1,361	502	93
Copper	196	102	19
Total Boddington	1,557	604	112	12	3	23	803	2,488	102
Ahafo South (3)	1,747	643	143	6	34	(6)	927	1,943	113
Ahafo North (3)	—	—	—	—	7	—	(7)	1,022	256
Merian	523	272	54	4	30	—	163	968	42
Cerro Negro	427	233	88	4	19	13	70	1,818	114
Yanacocha	1,255	329	86	134	8	11	687	2,265	15
Peñasquito:
Gold	1,188	303	134
Silver	672	218	95
Lead	137	75	33
Zinc	513	305	118
Total Peñasquito	2,510	901	380	16	12	44	1,157	4,569	82
Red Chris:
Gold	150	61	17
Copper	205	129	37
Total Red Chris	355	190	54	6	8	(1)	98	2,642	117
Brucejack	566	265	141	4	13	7	136	2,622	77
Non-managed
NGM	2,302	967	317	8	16	(5)	999	7,423	290
Total Reportable Segments	15,223	5,746	1,792	210	172	169	7,134	42,559	2,129
Corporate and Other (4)	—	—	58	74	123	(70)	(185)	12,131	10
Divested (4)
CC&V	88	39	2	2	—	(3)	48	—	5
Musselwhite	94	33	—	1	—	(18)	78	—	14
Porcupine (4)	177	79	1	6	1	20	70	—	54
Éléonore	138	54	—	1	2	(171)	252	—	12
Akyem	131	107	3	5	—	(683)	699	—	9
Consolidated	$15,851	$6,058	$1,856	$299	$298	$(756)	$8,096	$54,690	$2,233
____________________________
(1)Includes General and administrative, (Gain) loss on sale of assets held for sale, Other expense, net, and Other income (loss), net, and Interest expense, net of capitalized interest. Refer to Notes 3, 7 and 8 for further information.
(2)Consolidated capital expenditures on a cash basis were $2,227 reflecting non-cash adjustments and hedge impacts of $6.
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

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 5     SALES
The following table presents the Company’s Sales by mining operation, product, and inventory type:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Managed
Lihir	$622	$—	$622	$475	$—	$475
Cadia:
Gold	39	155	194	40	303	343
Copper	—	127	127	—	195	195
Total Cadia	39	282	321	40	498	538
Tanami	347	—	347	366	—	366
Boddington:
Gold	154	566	720	125	346	471
Copper	—	81	81	—	55	55
Total Boddington	154	647	801	125	401	526
Ahafo South	484	—	484	516	—	516
Ahafo North (1)	305	—	305	—	—	—
Merian	289	1	290	157	2	159
Cerro Negro	219	—	219	207	—	207
Yanacocha	502	—	502	524	6	530
Peñasquito:
Gold	—	194	194	—	382	382
Silver (2)	—	550	550	—	293	293
Lead	—	39	39	—	52	52
Zinc	—	258	258	—	191	191
Total Peñasquito	—	1,041	1,041	—	918	918
Red Chris:
Gold	—	43	43	—	55	55
Copper	—	80	80	—	69	69
Total Red Chris	—	123	123	—	124	124
Brucejack	160	92	252	195	77	272
Non-managed
NGM (3)	1,009	47	1,056	846	47	893
Consolidated	$4,130	$2,233	$6,363	$3,451	$2,073	$5,524
____________________________
(1)In the fourth quarter of 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment.
(2)Silver sales from concentrate includes $32 and $24 related to non-cash amortization of the silver streaming agreement liability for the three months ended September 30, 2026 and 2025, respectively.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $1,016 and $854 for the three months ended September 30, 2026 and 2025, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales	Gold Sales from Doré Production	Sales from Concentrate and Other Production	Total Sales
Managed
Lihir	$1,824	$—	$1,824	$1,447	$—	$1,447
Cadia:
Gold	136	717	853	104	925	1,029
Copper	—	558	558	—	632	632
Total Cadia	136	1,275	1,411	104	1,557	1,661
Tanami	1,185	—	1,185	873	—	873
Boddington:
Gold	477	1,411	1,888	342	1,019	1,361
Copper	—	185	185	—	196	196
Total Boddington	477	1,596	2,073	342	1,215	1,557
Ahafo South	1,496	—	1,496	1,747	—	1,747
Ahafo North (1)	928	—	928	—	—	—
Merian	1,029	2	1,031	513	10	523
Cerro Negro	713	—	713	427	—	427
Yanacocha	1,738	22	1,760	1,232	23	1,255
Peñasquito:
Gold	—	621	621	—	1,188	1,188
Silver (2)	—	1,552	1,552	—	672	672
Lead	—	123	123	—	137	137
Zinc	—	588	588	—	513	513
Total Peñasquito	—	2,884	2,884	—	2,510	2,510
Red Chris:
Gold	—	159	159	—	150	150
Copper	—	242	242	—	205	205
Total Red Chris	—	401	401	—	355	355
Brucejack	514	272	786	384	182	566
Non-managed
NGM (3)	3,146	150	3,296	2,176	126	2,302
Divested (4)
CC&V	—	—	—	88	—	88
Musselwhite	—	—	—	94	—	94
Porcupine	—	—	—	177	—	177
Éléonore	—	—	—	138	—	138
Akyem	—	—	—	131	—	131
Consolidated	$13,186	$6,602	$19,788	$9,873	$5,978	$15,851
____________________________
(1)In the fourth quarter of 2025, the Company declared commercial production at its Ahafo North project in Ghana resulting in classification as a reportable segment.
(2)Silver sales from concentrate includes $80 and $63 related to non-cash amortization of the silver streaming agreement liability for the nine months ended September 30, 2026 and 2025, respectively.
(3)The Company purchases its proportionate share of gold doré from NGM for resale to third parties. Gold doré purchases from NGM totaled $3,146 and $2,186 for the nine months ended September 30, 2026 and 2025, respectively.
(4)Refer to Note 3 for information on the Company's divestitures.
Trade Receivables and Provisional Sales
At September 30, 2026 and December 31, 2025, Trade receivables consisted primarily of sales from provisionally priced concentrate and other production. Changes in pricing on provisional sales resulted in an increase to Sales of $60 and $144 for the three months ended September 30, 2026 and 2025, respectively, and $134 and $325 for the nine months ended September 30, 2026 and 2025, respectively.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
At September 30, 2026, Newmont had the following provisionally priced concentrate sales subject to final pricing over the next several months:

	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Provisionally priced sales subject to final pricing (1)(2)	109	52	7	38	126
Average provisional price (per ounce/pound)	$4,168	$6.56	$60.18	$0.84	$1.75
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
The Company’s Reclamation and remediation expense consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reclamation adjustments and other	$3	$17	$6	$19
Reclamation accretion	73	73	219	236
Reclamation expense	76	90	225	255

Remediation adjustments and other	121	32	128	39
Remediation accretion	2	1	5	5
Remediation expense	123	33	133	44
Reclamation and remediation	$199	$123	$358	$299
The following are reconciliations of Reclamation and remediation liabilities:

	Reclamation		Remediation
	2026	2025	2026	2025
Balance at January 1,	$6,800	$7,015	$390	$370
Additions, changes in estimates, and other (1)	(13)	42	115	27
Divestitures (2)	(29)	(13)	—	—
Payments, net	(667)	(471)	(47)	(56)
Accretion expense	219	236	5	5
Balance at September 30,	$6,310	$6,809	$463	$346
____________________________
(1)The addition to remediation for the nine months ended September 30, 2026 was primarily related to project execution delays and revised productivity assumptions for Phase 3 closure activities at the Midnite Mine. The addition to reclamation for the nine months ended September 30, 2025 was primarily related to NGM, as a result of higher water management costs and higher mercury storage and disposal costs at the Carlin mine. The addition to remediation for the nine months ended September 30, 2025 was primarily related to higher water management costs and project execution delays at the Midnite Mine.
(2)In the third quarter of 2026, the Company completed the sale of a historical mining site that was in the closure phase and was previously included within Corporate and Other. Refer to Note 3 for information on divestitures completed in 2025.

	At September 30, 2026			At December 31, 2025
	Reclamation	Remediation	Total	Reclamation	Remediation	Total
Current (1)	$610	$68	$678	$829	$64	$893
Non-current (2)	5,700	395	6,095	5,971	326	6,297
Total (3)	$6,310	$463	$6,773	$6,800	$390	$7,190
____________________________
(1)Included in Other current liabilities; refer to Note 16 for further information.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
(2)Included in Reclamation and remediation liabilities.
(3)Total reclamation liabilities include $3,387 and $3,906 related to Yanacocha at September 30, 2026 and December 31, 2025, respectively.
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
Refer to Note 17 for further discussion of reclamation and remediation matters.
NOTE 7     OTHER EXPENSE, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring and severance	$7	$87	$25	$111
Impairment charges	2	39	13	63
Settlement costs	1	(2)	1	1
Newcrest transaction and integration costs	—	2	—	(4)
Other (1)	8	13	62	59
Other expense, net	$18	$139	$101	$230
____________________________
(1)Includes $28 of incremental and non-productive direct operating costs for the nine months ended September 30, 2026 incurred during the temporary suspension of underground mining activities at the Cadia operation following seismic activity recorded near the operation on April 14, 2026. Surface operations and processing of existing stockpiles continued following the event until May 11, 2026 when stockpile inventories were substantially depleted. Underground mining and processing resumed in mid-June on a progressive ramp-up, with production returning to pre-event levels in the third quarter of 2026.
NOTE 8     OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$78	$56	$249	$151
Foreign currency exchange, net	(24)	(41)	(105)	(120)
Gain (loss) on asset and investment sales (1)	40	(6)	39	(13)
Change in fair value of investments and options	—	38	(24)	480
Gain (loss) on debt extinguishment (Note 15)	—	(72)	1	(100)
Other	(16)	8	12	1
Other income (loss), net	$78	$(17)	$172	$399
____________________________
(1)Includes a gain of $39 related to the completed sale of a historical mine site that was in the closure phase and was previously included within Corporate and Other.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 9     INCOME AND MINING TAXES
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate follows:

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2026		2025		2026		2025
Income (loss) before income and mining tax and other items		$3,210		$2,507		$10,792		$8,096

U.S. Federal statutory tax rate	21%	674	21%	526	21%	2,266	21%	1,700
Reconciling items:
Change in valuation allowance on deferred tax assets	17	536	(1)	(22)	4	399	(1)	(73)
Foreign rate differential	3	87	8	200	7	739	7	567
Mining and other taxes (net of associated federal benefit)	4	134	3	87	4	414	3	221
Tax impact of foreign exchange	—	3	(3)	(72)	—	12	(1)	(69)
Tax benefit from Ghana check‑the‑box election	(15)	(470)	—	—	(4)	(470)	—	—
Tax impact of divestitures (2)	—	—	3	74	—	—	2	196
Other	(4)	(125)	—	(6)	(2)	(165)	—	(16)
Income and mining tax expense (benefit)	26%	$839	31%	$787	30%	$3,195	31%	$2,526
____________________________
(1)Tax rates may not recalculate due to rounding.
(2)Refer to Note 3 for information on the Company's divestitures.
NOTE 10     FAIR VALUE ACCOUNTING
The following tables set forth the Company’s assets and liabilities measured at fair value on a recurring (at least annually) or nonrecurring basis by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13 to the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information on the Company's assets and liabilities included in the fair value hierarchy presented below.

	Fair Value at September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$8,827	$8,827	$—	$—
Restricted cash	49	49	—	—
Trade receivables from provisional concentrate sales	875	—	875	—
Marketable equity and other securities	409	409	—	—
Restricted marketable debt and other securities (2)	14	14	—	—
Derivative assets (Note 11)	183	—	30	153
	$10,357	$9,299	$905	$153
Liabilities:
Debt (Note 15) (3)	$4,882	$—	$4,882	$—
Derivative liabilities (Note 11)	6	—	3	3
	$4,888	$—	$4,885	$3

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents (1)	$7,647	$7,647	$—	$—
Restricted cash	37	37	—	—
Trade receivables from provisional concentrate sales	1,064	—	1,064	—
Long-lived assets	78	—	—	78
Marketable equity and other securities	740	740	—	—
Restricted marketable debt and other securities (2)	13	13	—	—
Derivative assets (Note 11)	262	—	60	202
	$9,841	$8,437	$1,124	$280
Liabilities:
Debt (Note 15) (3)	$5,283	$—	$5,283	$—
Derivative liabilities (Note 11)	1	—	1	—
Other liabilities	339	—	339	—
	$5,623	$—	$5,623	$—
____________________________
(1)Cash and cash equivalents includes short-term deposits that have an original maturity of three months or less.
(2)Primarily consists of non-current restricted investments which are legally pledged for purposes of settling reclamation and remediation obligations.
(3)Debt is carried at amortized cost. The outstanding carrying value was $5,087 and $5,115 at September 30, 2026 and December 31, 2025, respectively. The fair value measurement of debt was based on an independent third-party pricing source.
The following tables set forth a summary of the quantitative and qualitative information related to the significant observable and unobservable inputs used in the calculation of the Company’s Level 3 financial assets and liabilities at September 30, 2026 and December 31, 2025:

Description	At September 30, 2026	Valuation Technique	Significant Input	Range, Point Estimate or Average	Weighted Average Discount Rate
Derivative assets:
Hedging instruments (1)	$133	Income approach	Forward power prices	A$35 - A$474	7.17%
Contingent consideration assets	$20	Income approach	Forward gold prices	$4,360	—%
Derivative liabilities (1)	$3	Income approach	Forward power prices	A$35 - A$474	7.17%
____________________________
(1)Consists of the Cadia power purchase agreement ("Cadia PPA") which was in a current liability and a non-current asset position at September 30, 2026; refer to Note 11 for further information.

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
The following tables set forth a summary of changes in the fair value of the Company’s recurring Level 3 financial assets and liabilities:

	Derivative Assets	Derivative Liabilities
Fair value at December 31, 2025	$202	$—
Fair value changes in Other comprehensive income (loss)	(29)	3
Settlements (1)	(20)	—
Fair value at September 30, 2026	$153	$3

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)

	Derivative Assets	Derivative Liabilities
Fair value at December 31, 2024	$142	$6
Acquired through divestments (2)	168	—
Fair value changes in Other comprehensive income (loss)	56	(1)
Fair value changes in Other income (loss), net	(2)	—
Fair value at September 30, 2025	$364	$5
____________________________
(1)In the first quarter of 2026, the Company received the first deferred payment of $20 related to the sale of the Musselwhite reportable segment; refer to Note 3 for further information.
(2)The Company acquired contingent consideration assets as part of the divestitures that occurred in 2025; refer to Note 3 for further information.
NOTE 11     DERIVATIVE INSTRUMENTS

	At September 30, 2026	At December 31, 2025
Current derivative assets: (1)
Hedging instruments:
Foreign currency fixed forward contracts	$30	$60
Cadia PPA	—	7
	30	67
Contingent consideration assets	20	20
	$50	$87
Non-current derivative assets: (2)
Hedging instruments:
Cadia PPA	$133	$155
Contingent consideration assets	—	20
	$133	$175
Current derivative liabilities: (3)
Hedging instruments:
Foreign currency fixed forward contracts	$3	$1
Cadia PPA	3	—
	$6	$1
____________________________
(1)Included in Other current assets.
(2)Included in Other non-current assets.
(3)Included in Other current liabilities.
Hedging Instruments
Hedging instruments consist of foreign currency fixed forward contracts and the Cadia PPA. To minimize credit risk, the Company only enters into transactions with counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. The Company believes that the risk of counterparty default is low and its exposure to credit risk is minimal.
Foreign Currency Fixed Forward Contracts
The Company has implemented various hedge programs in which fixed forward contracts have been entered into to mitigate variability in the USD-functional cash flows associated with specific expenditures. These fixed forward contracts have been designated as foreign currency cash flow hedges for the related forecasted expenditures and were transacted for risk management purposes. Refer to the table below for a summary of these programs at September 30, 2026:

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
The unrealized changes in fair value have been recorded in Accumulated other comprehensive income (loss) and will be reclassified to earnings through Costs applicable to sales in the period in which the related hedged electricity is purchased, which began in July 2024. If the underlying hedge transaction becomes probable of not occurring, the related amounts in Accumulated other comprehensive income (loss) will be reclassified to earnings immediately.
The following table provides the losses (gains) reclassified to earnings from Accumulated other comprehensive income (loss) related to the Company's derivative instruments designated for hedging:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Gain) loss on cash flow hedges:
Foreign currency fixed forward contracts (1)	$(21)	$3	$(59)	$27
Cadia PPA cash flow hedge (2)	2	2	5	5
Interest rate contracts (3)	—	53	2	56
	$(19)	$58	$(52)	$88
____________________________
(1)As of September 30, 2026, a gain of $14 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months. The actual amounts that will be reclassified to earnings will vary due to future foreign currency exchange rates.
(2)As of September 30, 2026, a loss of $7 is expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings over the next 12 months, which includes amounts related to the initial fair value that are reclassified from Accumulated other comprehensive income (loss) to earnings on a systematic basis over the 15-year term. The actual amounts that will be reclassified to earnings will vary due to future power prices and power generation volumes.
(3)As of September 30, 2026, amounts remaining in Accumulated other comprehensive income (loss) relate to the interest rate contracts on the 2042 Senior Notes with the related losses to be reclassified from Accumulated other comprehensive income (loss) and amortized to Interest expense, net of capitalized interest over the term of the notes. A loss of $3 is expected to be reclassified into earnings over the next 12 months. The actual amounts that will be reclassified to earnings could vary upon repurchase or exchange of the related long-term debt prior to maturity.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
NOTE 12     INVESTMENTS

	At September 30, 2026	At December 31, 2025
Current investments:
Marketable equity securities (1)	$—	$594

Non-current investments:
Marketable equity and other securities (2)	$434	$171

Equity method investments (% ownership):
Pueblo Viejo Mine (40%)	1,504	1,584
NuevaUnión Project (50%)	981	973
Norte Abierto Project (50%)	575	553
Lundin Gold (32%) (2)	572	905
	3,632	4,015
	$4,066	$4,186
____________________________
(1)In the first quarter of 2026, the Company sold its investments in Greatland Resources Limited ("Greatland") and SolGold plc for net proceeds of $134 and $116, respectively. Refer to Note 16 for further information on Greatland.
(2)Refer below for additional information regarding Lundin Gold Inc.'s ("Lundin Gold") distribution of LunR Royalties Corp. ("LunR") in the second quarter of 2026, resulting in the recognition of a marketable equity security and a corresponding reduction in the Company's investment in Lundin Gold.
Equity Method Investments
The following table provides the income (loss) from the Company's equity method investments, recognized in Equity income (loss) of affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pueblo Viejo (40%)	$93	$73	$282	$132
Lundin Gold (32%)	60	51	200	115
Norte Abierto Project (50%) (1)	(9)	(1)	16	2
NuevaUnión Project (50%)	(1)	—	(2)	1
	$143	$123	$496	$250
____________________________
(1)For the nine months ended September 30, 2026, includes the Company's proportionate share of a gain recognized by the Norte Abierto joint venture on the sale of one of its properties to a third party during the second quarter of 2026. The transaction resulted in the removal of all mineral resources associated with the sold property, which represented approximately 7%, 6%, and 3% of gold, copper, and silver resources, respectively, as disclosed in Part I, Item 2, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There was no impact to the Company's reported reserves related to the sold property.
Pueblo Viejo
As of September 30, 2026 and December 31, 2025, the Company had outstanding stockholder loans to Pueblo Viejo of $483 and $518, respectively, which includes accrued interest of $5 and $60, respectively, included in the Pueblo Viejo equity method investment.
The Company purchases its portion (40%) of gold and silver produced from Pueblo Viejo at market price and resells those ounces to third parties. Total payments made to Pueblo Viejo for gold and silver purchased were $286 and $898 for the three and nine months ended September 30, 2026, respectively. Total payments made to Pueblo Viejo for gold and silver purchased were $259 and $626 for the three and nine months ended September 30, 2025, respectively. These purchases, net of subsequent sales, are included in Other income (loss), net and the net amounts are immaterial. There were no amounts due to or from Pueblo Viejo for gold and silver purchases as of September 30, 2026 or December 31, 2025.
Lundin Gold
Lundin Gold is accounted for on a quarterly lag. At September 30, 2026, the calculated fair value, based on quoted closing prices of publicly traded shares, of the Company's investment in Lundin Gold was $4,726.

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
NOTE 13     INVENTORIES

	At September 30, 2026	At December 31, 2025
Materials and supplies	$1,141	$1,060
In-process	166	199
Concentrate	182	162
Precious metals	98	91
Inventories	$1,587	$1,512
NOTE 14     STOCKPILES AND ORE ON LEACH PADS

	At September 30, 2026			At December 31, 2025
	Stockpiles	Ore on Leach Pads	Total	Stockpiles	Ore on Leach Pads	Total
Current	$1,057	$256	$1,313	$893	$284	$1,177
Non-current	2,397	221	2,618	2,284	126	2,410
Total	$3,454	$477	$3,931	$3,177	$410	$3,587
NOTE 15     DEBT
Scheduled minimum debt repayments are as follows:

At September 30, 2026
Year Ending December 31,
2026 (for the remainder of 2026)	$—
2027	—
2028	—
2029	265
2030	655
Thereafter	4,381
Total face value of debt	5,301
Unamortized premiums, discounts, and issuance costs	(214)
Debt	$5,087
Debt Extinguishment
For the nine months ended September 30, 2026 and 2025, the Company completed redemptions of senior notes totaling $42 and $3,376 in principal, respectively, and paid accrued interest of $— and $51, respectively. These transactions resulted in no gain or loss on extinguishment for the three months ended September 30, 2026, a gain on extinguishment of $1 for the nine months ended September 30, 2026, and losses on extinguishment of $72 and $100 for the three and nine months ended September 30, 2025, respectively, recognized in Other income (loss), net. Included in the loss on extinguishment for the three and nine months ended September 30, 2025 is the acceleration of $53 loss from Accumulated other comprehensive income (loss) related to previously terminated interest rate cash flow hedges.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
The following table summarizes the redemptions by senior note:

	Nine Months Ended September 30,
	2026		2025
	Settled Principal Amount	Total Repurchase Amount	Settled Principal Amount	Total Repurchase Amount
5.30% Senior Notes due March 2026 (1)	$—	$—	$928	$957
2.80% Senior Notes due October 2029	2	2	369	355
3.25% Senior Notes due May 2030	14	14	177	170
2.25% Senior Notes due October 2030	2	2	623	575
2.60% Senior Notes due July 2032	24	21	32	27
5.875% Senior Notes due April 2035	—	—	83	87
6.250% Senior Notes due October 2039	—	—	595	666
5.750% Senior Notes due November 2041	—	—	182	192
4.875% Senior Notes due March 2042	—	—	387	379
	$42	$39	$3,376	$3,408
____________________________
(1)Included a make-whole provision of $10.
NOTE 16     OTHER LIABILITIES

	At September 30, 2026	At December 31, 2025
Other current liabilities:
Reclamation and remediation liabilities	$678	$893
Accrued operating costs	544	421
Accrued capital expenditures	358	254
Accrued royalties	202	181
Payables to NGM (1)	173	227
Accrued interest	66	57
Hedging instruments (Note 11)	6	1
Greatland Option (2)	—	339
Other (3)	308	319
	$2,335	$2,692

Other non-current liabilities:
Income and mining taxes (4)	$124	$133
Indemnification liabilities	63	63
Other (5)	128	126
	$315	$322
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
The remediation liability for the Midnite mine site and Dawn mill site is approximately $254, assumed 100% by Newmont, at September 30, 2026.
Lihir Gold Limited - 100% Newmont Owned
Lihir Gold Limited (“LGL”) is engaged in an administrative review process in Papua New Guinea relating to directives issued by the Papua New Guinea Conservation and Environmental Protection Authority (“CEPA”) concerning waste oil management practices. CEPA is no longer pursuing enforcement action in relation to the March 16, 2026 Enforcement Notice concerning waste oil management practices. Following further engagement with CEPA, the matter has shifted to additional directions issued by CEPA regarding material that was previously removed from site. LGL believes those directions are inconsistent with applicable law and is pursuing available administrative review processes. The matter remains subject to ongoing administrative review. The outcome of the matter cannot be predicted with certainty.
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
Cripple Creek & Victor Gold Mining Company LLC - 100% Newmont Owned through February 28, 2025
On February 28, 2025, the Company completed the sale of the Cripple Creek & Victor Gold Mining Company LLC (“CC&V”) reportable segment to SSR. In March 2026, under the terms of the agreement with SSR, Newmont received $87.5 in deferred cash contingent consideration relating to the resolution of certain regulatory applications concerning the Carlton Tunnel. In addition, upon completion of an updated regulator-approved closure plan and in the event aggregate closure costs at CC&V exceed $500, Newmont will be responsible for funding 90% of the incremental closure costs exceeding $500 in such updated closure plan, either on an as-incurred basis or pursuant to a net present value lump sum payment option. Closure plans and associated cost estimates remain under development and are subject to further study and regulatory review and approval. Due to the uncertainty associated with the timing and amount of future closure costs, the ultimate cash payment under either settlement alternative may be greater than the liability accrued on Newmont’s balance sheet in Other non-current liabilities.
The Carlton Tunnel was a historic tunnel completed in 1941 with the purpose of draining the southern portion of the mining district, subsequently consolidated by CC&V. CC&V has held discharge permits for the Carlton Tunnel since 1983, primarily to focus on monitoring. The monitoring data accumulated since the mid-1970s have indicated consistency in the water quality discharged from the Carlton Tunnel over time. In 2006, legal proceedings and work with the regulator confirmed that the water flowing out of the Carlton Tunnel portal is akin to natural spring water and did not constitute mine drainage. However, when the Water Quality Control Division of the Colorado Department of Public Health and Environment (the “Division”) issued new discharge permits in January 2021, the Division imposed new water quality limits. A Settlement Agreement entered into by CC&V and the Division in December 2021 extended the timeframe for full permit compliance to November 2027, and CC&V expressly reserved the right to challenge the need for a discharge permit in the first place. In 2022, the Company studied various interim passive water treatment options, reported the study results to the Division, and based on an evaluation of additional semi-passive options that involve the usage of power at the portal, updated the remediation liability to $20 in 2022. CC&V continues to study alternative long-term remediation plans for water discharged from the Carlton Tunnel, while also continuing to work with regulators to identify and implement the highest feasible alternative treatments. In June 2025, the Water Quality Control Commission agreed to site specific standards for CC&V and a Discharger Specific Variance ("DSV") for certain water quality standards. In January 2026, the Division issued a modification to CC&V's discharge permit to implement site specific standards for certain water quality standards, and a DSV and compliance extension for certain other standards. Depending on the plans that may ultimately be agreed with regulators, a material adjustment to the remediation liability may be required. On March 9, 2026, Newmont and CC&V filed a lawsuit in federal court against the Colorado Water Quality Control Division seeking a declaratory judgment that federal and state law do not require the discharge permit for the Carlton Tunnel outflows, and subsequently amended the complaint. On June 26, 2026, defendants moved to dismiss the amended complaint. Newmont and CC&V opposed the motion. The motion was fully briefed in August 2026 and is pending review by the court.

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
Newmont Capital Limited and Newmont Canada FN Holdings ULC – 100% Newmont Owned
The Australian Taxation Office ("ATO") is conducting a limited review of the Company’s prior tax returns. The ATO is reviewing an internal reorganization executed in 2011 when Newmont completed a restructure of the shareholding in the Company’s Australian subsidiaries. To date, the Company has responded to inquiries from the ATO and provided them with supporting documentation for the transaction and the Company’s associated tax positions. One aspect of the ATO review relates to an Australian capital gains tax that applies to sales or transfers of stock in certain types of entities. In the fourth quarter of 2017, the ATO notified the Company that it believes the 2011 reorganization is subject to capital gains tax of approximately $85 (including interest and penalties). The Company disputes this conclusion and is vigorously defending its position that the transaction is not subject to this tax. In the fourth quarter of 2017, the Company made a $24 payment to the ATO and lodged an Appeal with the Australian Federal Court. The court proceedings were held during the third quarter of 2024 and on November 10, 2025, the Company received the judgment. A number of matters were decided, however, no final orders were made, and the Court appointed an independent referee to complete the remaining valuation tasks assigned by the Court. In July 2026, the Court-appointed referee issued a report concluding that the market value of Newmont Australia's TARP assets did not exceed the market value of its non-TARP assets. In August 2026, the Court issued orders concluding that the market value of Newmont Australia's TARP assets did not exceed the market value of its non-TARP assets, with costs awarded

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
to the Company. On September 17, 2026, the ATO filed an appeal against the Court's orders. The appeal is expected to be heard by the Full Federal Court in 2027.
Initially, in April 2026, the Australian Government announced proposed legislative changes to the TARP framework which, if enacted with retrospective effect, could have adversely impacted the Company's position in this matter. The retrospective component of the proposed legislation was not, however, passed by the Australian Parliament.
The Company cannot reasonably predict the outcome of this matter.
Newmont Corporation
Karas v. Newmont Corp., et al. On January 31, 2025, a putative class action lawsuit was filed against Newmont and Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer in the United States District Court for the District of Colorado. The action was brought on behalf of an alleged class of Newmont stockholders who owned stock between February 22, 2024 and October 23, 2024 (the alleged class period). The court appointed Lead Plaintiffs on May 6, 2025, who filed an amended complaint on July 14, 2025, adding Newmont’s Chief Development Officer as a defendant and shortening the alleged class period to July 24, 2024 through October 23, 2024. Plaintiffs allege that defendants made a series of materially false and misleading statements and/or omissions during the alleged class period regarding the Company’s operations, production, and costs in violation of federal securities laws. Plaintiffs further allege that the purported class members suffered losses and damages resulting from declines in the market value of Newmont’s common stock after the Company announced its third quarter 2024 results and updated guidance on October 23, 2024. Plaintiffs seek unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint on September 12, 2025. Plaintiffs filed an opposition to that motion on November 4, 2025 and defendants filed a reply brief on December 4, 2025. On November 4, 2025, plaintiffs also filed a motion to strike or to convert defendants’ motion to dismiss to a motion for summary judgment and for full discovery. Defendants filed an opposition to that motion on November 12, 2025 and plaintiffs filed a reply brief on November 26, 2025. On August 14, 2026, the court denied plaintiffs’ motion to strike, granted defendants’ motion to dismiss, and granted plaintiffs leave to file an amended complaint by September 11, 2026. On September 11, 2026, plaintiffs filed a notice of their intent not to file a second amended complaint. On September 17, 2026, the court directed the clerk of court to enter final judgment for defendants and close the case. That same day, a final judgment was entered, ordering that plaintiffs’ complaint and action were dismissed, and that judgment was entered in favor of defendants Newmont and its, at the time of the initial complaint, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. On September 24, 2026, defendants filed an unopposed motion to correct the final judgment to reflect that judgment is also expressly entered in favor of defendant Newmont’s Chief Development Officer or, in the alternative, for entry of a separate final judgment in his favor.
Gunderson v. Palmer et al.; Levin v. Palmer et al.; Chin v. Palmer et al.; and Harris v. Palmer et al. On February 21, February 28, March 20, and April 4, 2025, respectively, purported Newmont stockholders filed putative derivative complaints nominally on behalf of Newmont against Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and then-members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Colorado. While the allegations and asserted claims vary among the actions, the complaints, taken collectively, generally raise similar allegations as the complaint in Karas. The complaints allege, among other things, that defendants made a series of materially false and misleading statements and/or omissions beginning on February 22, 2024 regarding the Company’s operations, production, and costs; the Company lacked adequate internal controls and oversight over risk management; defendants made materially false and misleading statements in the Company’s 2024 proxy statement, and there were improper share repurchases by the Company and stock sales by the Company’s Chief Executive Officer during the period February 22, 2024 to October 23, 2024; and assert claims under federal securities law (other than in the Chin case) and Delaware state law. Plaintiffs seek unspecified monetary damages, restitution, disgorgement, and other relief, including reforms to the Company’s corporate governance. On March 19, 2025, on motion from plaintiffs in Gunderson and Levin, the court consolidated Levin into Gunderson, and appointed lead plaintiffs in the consolidated case. On May 1, 2025, on motion from plaintiffs in Gunderson, Levin, Chin, and Harris, the court consolidated Chin and Harris into Gunderson. On May 7, 2025, upon joint motion from the parties in Gunderson, the court stayed the consolidated action pending the resolutions of all motions to dismiss the operative complaint in Karas. On September 17, 2026, in light of the adjudication of the motion to dismiss in and closure of Karas, the court sua sponte lifted the stay and ordered the parties to file a proposed scheduling order or a joint status report by October 19, 2026. On October 19, 2026, the parties filed a joint status report and proposed to further update the court with a joint status report or proposed scheduling order by November 18, 2026. Later that day, the court ordered the parties to file a proposed scheduling order or further status report by November 18, 2026.
Willis v. Palmer et al. On May 9, 2025, a purported Newmont stockholder filed a putative derivative complaint nominally on behalf of Newmont against Newmont’s, at the time, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and then-members of Newmont’s Board of Directors, naming Newmont as a nominal defendant, in the United States District Court for the District of Delaware. The complaint generally raises similar allegations and requests similar relief as the complaints in the District of Colorado consolidated derivative actions described above. On May 28, 2025, upon stipulation and agreement by the parties, the court stayed the action pending the resolution of all motions to dismiss the operative complaint in Karas.
Newmont intends to vigorously defend these matters but cannot reasonably predict the outcome of any matter.

NEWMONT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollars in millions, except per share, per ounce and per pound amounts)
Goldcorp S.A. de C.V. and Servicios Administrativos Goldcorp, S.A. de C.V. – 100% Newmont Owned
In connection with Goldcorp's 2017 sale of the Los Filos mine in Mexico to Leagold Mining Corporation ("Leagold"), the parties entered into a Tax Allocation Agreement ("TAA") governing the allocation of certain tax liabilities and related matters, including ongoing and subsequent tax audits by the Mexican tax authority (Servicio de Administración Tributaria, or "SAT") affecting pre-closing tax years or periods of Desarrollos Mineros San Luis, S.A. de C.V. ("DMSL"), an entity sold as part of the transaction. In June 2022, Leagold and certain affiliates (the "Leagold Plaintiffs") commenced litigation in the Supreme Court of British Columbia against Newmont Corporation and certain Goldcorp entities (the "Newmont Defendants") relating to, among other things, the treatment of certain tax attributes and the parties' respective rights and obligations under the TAA. In December 2025, Equinox Gold Corp. ("Equinox"), as successor to Leagold, entered into a settlement with SAT to resolve SAT's audit of DMSL's 2017 tax year.
On June 29, 2026, Equinox delivered a demand letter asserting claims under the TAA and seeking payment of approximately $114, plus additional inflation adjustments under Mexican law, in connection with its 2025 settlement with SAT for DMSL's 2017 tax year. Equinox contends that certain taxes and related amounts are allocable to the pre-closing portion of the 2017 tax year and the balance of certain tax attributes were reduced because amounts were applied in the pre-closing portion of the 2017 tax year or were reduced in connection with settlements entered into with SAT for pre-closing years. Equinox contends the amount of tax-effected value of certain of these amounts, as the case may be, are recoverable from Newmont under the TAA. On August 28, 2026, the Newmont Defendants responded to Equinox’s demand letter and filed an amended response to civil claim disputing liability. Newmont maintains, among other defenses, that the claims do not satisfy the TAA's contractual timing and notice requirements and that portions of the demand relate to post-closing actions or omissions by Equinox, amounts that do not constitute taxes recoverable under the TAA, taxes previously resolved with SAT, and alleged losses that must be reduced by available tax benefits. On September 29, 2026, the Leagold Plaintiffs filed an amended reply maintaining their claims. The Company cannot reasonably predict the outcome of this matter at this time.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, exploration permitting, workers' compensation programs, and other general corporate purposes. At September 30, 2026 and December 31, 2025, there were $1,751 and $1,943, respectively, of outstanding letters of credit, surety bonds, and bank guarantees. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. Generally, bonding requirements associated with environmental regulation are becoming more restrictive. However, the Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
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
Refer to Note 24 of the Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for information on the Company's contingent payments.

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
This item should be read in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report. Additionally, the following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations and the Consolidated Financial Statements included in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Refer to the Consolidated Financial Results, Results of Consolidated Operations, Liquidity and Capital Resources and non-GAAP Financial Measures for information about the continued impacts from geopolitical tensions, including military operations in Iran, Ukraine, and Venezuela, as well as the potential for additional conflicts, war, or civil unrest, inflationary pressures, effects of certain countermeasures taken by central banks, and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations, as well as impacts on the timing and cost of capital expenditures and the risk of potential impairment to certain assets. Refer to discussion of Risk and Uncertainties within Note 2 to the Condensed Consolidated Financial Statements and Part II, Item 1A, Risk Factors for further information.
Reportable Segments
Nevada Gold Mines Amended Joint Venture Agreement
On August 10, 2026, the Company and Barrick Mining Corporation ("Barrick") amended the Nevada Gold Mines ("NGM") joint venture arrangement. Pursuant to the amended agreement, certain previously excluded properties, including Barrick's Fourmile development property and the Company's Fiberline and Mike development properties, are to be contributed to NGM. The Company also agreed to contribute $1.95 billion in cash within 30 days following the contribution of the Fourmile development property. The agreement also includes enhancements to the governance provisions of the NGM joint venture, resolves all outstanding disputes between the Company and Barrick relating to NGM, and provides for the Company's consent to Barrick's proposed initial public offering of certain assets.
The contribution of the three development properties to NGM is expected in the fourth quarter of 2026, at which time the Company will recognize its 38.5% interest in Fourmile based on the consideration transferred, which will include the cash payment to Barrick and 61.5% of the fair value of Fiberline and Mike. As Fiberline and Mike have no carrying value prior to their contribution, the Company expects to recognize a gain upon completion of the transaction.
Ahafo North Reportable Segment
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
The Government of Ghana is also entitled to a 10% free carried interest in the rights and obligations of the mineral operations by receiving 1/9th of the total amount paid as dividends to the Newmont parent. When the average quoted gold price exceeds $1,300 per ounce within a calendar year, an advance payment on these amounts of 0.6% of total revenues is required. Upon the expiration of the tax stability regime on December 31, 2025, dividends paid became subject to an 8% withholding tax.
Newmont also became subject to a Growth and Sustainability Levy (“GSL”) of 3% on gross revenue as a result of the expiration of the Revised Investment Agreement, effective January 1, 2026; however, in March 2026 the Parliament of Ghana enacted legislation reducing the GSL rate to 1%, effective April 1, 2026.
The Company is exposed to future changes in fiscal, tax, and other related regulatory regimes in Ghana as they may be enacted from time to time. The revised royalty framework and changes to the GSL could increase the Company’s operating costs at its Ghanaian operations, particularly during periods of higher gold prices. Refer to Part II, Item 1A, Risk Factors for further information.
Consolidated Financial Results
The details of our Net income (loss) attributable to Newmont stockholders are set forth below:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025
Net income (loss) attributable to Newmont stockholders	$2,475	$1,832	$643	$7,939	$5,784	$2,155
Net income (loss) attributable to Newmont stockholders per common share, diluted	$2.35	$1.67	$0.68	$7.43	$5.20	$2.23
Comparability of Net income (loss) attributable to Newmont stockholders for the three and nine months ended September 30, 2026, to the same periods in 2025, was affected by the following notable events: (i) Ahafo North achieved commercial production in the fourth quarter of 2025 and was designated as a reportable segment; (ii) our divestment program was completed in 2025; and (iii) operations at Cadia were temporarily suspended following seismic activity recorded near the operation on April 14, 2026, refer to Note 7 to the Condensed Consolidated Financial Statements for further information.
Excluding the impacts of the events noted above, Net income (loss) attributable to Newmont stockholders increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a net increase in Sales, largely reflecting higher average realized gold and silver prices partially offset by lower sales volumes for gold. This increase was partially offset by an increase in Costs applicable to sales.
Excluding the impacts of events noted above, Net income (loss) attributable to Newmont stockholders increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a net increase in Sales, largely reflecting higher average realized gold and silver prices partially offset by lower sales volumes for gold, and increased Equity income (loss) of affiliates. These increases were partially offset by higher Income and mining tax benefit (expense) and unrealized losses on marketable equity securities in 2026, compared to unrealized gains in 2025, recognized within Other income (loss), net.
The details and analyses of our Sales for all periods presented are set forth below. Refer to Note 5 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025
Gold	$5,228	$4,669	$559	$16,540	$13,496	$3,044
Copper	288	319	(31)	985	1,033	(48)
Silver	550	293	257	1,552	672	880
Lead	39	52	(13)	123	137	(14)
Zinc	258	191	67	588	513	75
	$6,363	$5,524	$839	$19,788	$15,851	$3,937

	Three Months Ended September 30, 2026
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$5,197	$268	$522	$40	$257
Provisional pricing mark-to-market	31	18	3	—	8
Silver streaming amortization	—	—	32	—	—
Gross after provisional pricing and streaming impact	5,228	286	557	40	265
Treatment and refining charges	—	2	(7)	(1)	(7)
Net	$5,228	$288	$550	$39	$258
Consolidated ounces/pounds sold (1)(2)	1,211	42	11	47	149
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$4,291	$6.44	$48.03	$0.85	$1.73
Provisional pricing mark-to-market	26	0.43	0.25	(0.01)	0.06
Silver streaming amortization	—	—	2.90	—	—
Gross after provisional pricing and streaming impact	4,317	6.87	51.18	0.84	1.79
Treatment and refining charges	—	0.04	(0.68)	—	(0.05)
Net	$4,317	$6.91	$50.50	$0.84	$1.74
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)The Company sold 18 thousand tonnes of copper, 21 thousand tonnes of lead, and 67 thousand tonnes of zinc.
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
(2)The Company sold 31 thousand tonnes of copper, 27 thousand tonnes of lead, and 68 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.

	Nine Months Ended September 30, 2026
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Consolidated sales:
Gross before provisional pricing and streaming impact	$16,520	$937	$1,455	$125	$587
Provisional pricing mark-to-market	31	44	40	(1)	20
Silver streaming amortization	—	—	80	—	—
Gross after provisional pricing and streaming impact	16,551	981	1,575	124	607
Treatment and refining charges	(11)	4	(23)	(1)	(19)
Net	$16,540	$985	$1,552	$123	$588
Consolidated ounces/pounds sold (1)(2)	3,638	155	27	145	365
Average realized price (per ounce/pound): (3)
Gross before provisional pricing and streaming impact	$4,541	$6.05	$53.57	$0.86	$1.61
Provisional pricing mark-to-market	8	0.28	1.47	—	0.06
Silver streaming amortization	—	—	2.90	—	—
Gross after provisional pricing and streaming impact	4,549	6.33	57.94	0.86	1.67
Treatment and refining charges	(3)	0.03	(0.84)	(0.01)	(0.06)
Net	$4,546	$6.36	$57.10	$0.85	$1.61
____________________________
(1)Amounts reported in millions except gold ounces, which are reported in thousands.
(2)The Company sold 70 thousand tonnes of copper, 66 thousand tonnes of lead, and 165 thousand tonnes of zinc.
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
(2)The Company sold 103 thousand tonnes of copper, 71 thousand tonnes of lead, and 197 thousand tonnes of zinc.
(3)Per ounce/pound measures may not recalculate due to rounding.
The change in consolidated Sales is due to:

	Three Months Ended September 30,
	2026 vs. 2025
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$934	$92	$144	$(1)	$66
Increase (decrease) in consolidated ounces/pounds sold	(383)	(124)	112	(12)	(1)
Decrease (increase) in treatment and refining charges	8	1	1	—	2
	$559	$(31)	$257	$(13)	$67

	Nine Months Ended September 30,
	2026 vs. 2025 (1)
	Gold	Copper	Silver	Lead	Zinc
	(ounces)	(pounds)	(ounces)	(pounds)	(pounds)
Increase (decrease) in average realized price	$4,668	$274	$663	$(5)	$151
Increase (decrease) in consolidated ounces/pounds sold	(1,643)	(329)	220	(11)	(87)
Decrease (increase) in treatment and refining charges	19	7	(3)	2	11
	$3,044	$(48)	$880	$(14)	$75
____________________________
(1)Included in the change in consolidated Sales is the impact relating to the divested sites which resulted in a decrease for the nine months ended September 30, 2026, compared to the same period in 2025, of $628.
For discussion regarding drivers impacting sales volumes by site, refer to Results of Consolidated Operations below.
The details of our Costs applicable to sales are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025
Gold	$1,754	$1,563	$191	$5,113	$5,009	$104
Copper	92	141	(49)	286	451	(165)
Silver	192	96	96	499	218	281
Lead	16	33	(17)	49	75	(26)
Zinc	89	118	(29)	221	305	(84)
	$2,143	$1,951	$192	$6,168	$6,058	$110
The increase in Costs applicable to sales for the three months ended September 30, 2026, compared to the same period in 2025, is primarily due to (i) Ahafo North reaching commercial production in the fourth quarter of 2025 resulting in classification as a reportable segment; (ii) higher direct costs, largely at Boddington, Lihir, and NGM; and (iii) higher third-party royalties, primarily at NGM, driven by higher average realized gold prices, and Ahafo South, driven by higher average realized gold prices and higher royalty rates, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2, MD&A, above. These increases were partially offset by lower costs at Cadia as a result of the temporary suspension of operations following seismic activity recorded near the operation.
The increase in Costs applicable to sales for the nine months ended September 30, 2026, compared to the same period in 2025, is primarily due to (i) Ahafo North reaching commercial production in the fourth quarter of 2025 resulting in classification as a reportable segment; (ii) higher direct costs, largely at Boddington and NGM; and (iii) higher third-party royalties at most sites and higher workers' participation costs, both driven by higher average realized gold prices. These increases were partially offset by (i) the impact of the divested sites, which reduced costs by $312; (ii) higher by-product credits, primarily due to increased silver sales; and (iii) lower costs at Cadia as a result of the temporary suspension of operations following seismic activity recorded near the operation.
For discussion regarding other significant drivers impacting Costs applicable to sales by site, refer to Results of Consolidated Operations below.
The details of our Depreciation and amortization are set forth below. Refer to Note 4 to the Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025
Gold	$485	$481	$4	$1,458	$1,405	$53
Copper	31	45	(14)	106	147	(41)
Silver	73	38	35	185	95	90
Lead	6	13	(7)	18	33	(15)
Zinc	27	41	(14)	65	118	(53)
Other	10	25	(15)	36	58	(22)
	$632	$643	$(11)	$1,868	$1,856	$12
Depreciation and amortization for the three and nine months ended September 30, 2026, was generally in line with the same periods in 2025.

For discussion regarding other significant drivers impacting Depreciation and amortization by site, refer to Results of Consolidated Operations below.
General and administrative was $82 and $86 during the three months ended September 30, 2026 and 2025, respectively, and $235 and $291 during the nine months ended September 30, 2026 and 2025, respectively. The decrease during the three and nine months ended September 30, 2026, compared to the same periods in 2025, is primarily due to lower consulting and labor costs.
Interest expense, net of capitalized interest was $31 and $52 during the three months ended September 30, 2026 and 2025, respectively, and $105 and $196 during the nine months ended September 30, 2026 and 2025, respectively. The decrease during the three and nine months ended September 30, 2026, compared to the same periods in 2025, is primarily due to the reduction in Debt and an increase in capitalized interest. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
Income and mining tax expense (benefit) was $839 and $787 during the three months ended September 30, 2026 and 2025, respectively, and $3,195 and $2,526 during the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate is driven by a number of factors and the comparability of our income tax expense for the reported periods will be primarily affected by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) impacts of the changes in tax law; (iv) valuation allowances on tax assets; (v) percentage depletion; (vi) fluctuation in the value of the USD and foreign currencies; and (vii) the impact of specific transactions and assessments. As a result, the effective tax rate will fluctuate, sometimes significantly, year to year. This trend is expected to continue in future periods. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion of income taxes.

	Three Months Ended September 30,
	2026			2025
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$577	15%	$88	$465	19%	$89
Corporate & Other	(126)	227	(286)	(183)	20	(36)
Total US	451	(44)	(198)	282	19	53
Argentina	52	23	12	57	—	—
Australia	849	33	282	776	32	246
Canada	160	31	50	211	21	45
Ghana (2)	373	39	147	244	37	91
Mexico	524	34	179	393	42	164
Papua New Guinea	326	33	107	200	31	61
Peru	323	54	174	335	47	156
Suriname	154	27	42	31	26	8
Other foreign	(2)	(250)	5	(22)	(14)	3
Rate adjustments (3)	—	N/A	39	—	N/A	(40)
Consolidated (4)	$3,210	26%	$839	$2,507	31%	$787
____________________________
(1)Represents income (loss) before income taxes and equity income (loss) of affiliates by geographic location. These amounts will not reconcile to the Segment Information for the reasons stated in Note 4 to the Condensed Consolidated Financial Statements.
(2)Includes impact of increase in corporate tax rate from 32.5% to 35% effective January 1, 2026. For more details, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2 above.
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

	Nine Months Ended September 30,
	2026			2025
	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision	Income (Loss) (1)	Effective Tax Rate	Income Tax (Benefit) Provision
Nevada	$1,874	18%	$331	$1,011	19%	$191
CC&V (2)	—	—	—	(161)	48	(77)
Corporate & Other	(206)	180	(370)	42	(33)	(14)
Total US	1,668	(2)	(39)	892	11	100
Argentina	251	34	86	3	—	—
Australia	2,815	35	972	2,231	30	673
Canada	490	25	122	813	42	342
Ghana (3)	1,271	41	515	1,578	31	491
Mexico	1,474	38	557	1,100	43	476
Papua New Guinea	1,018	31	316	684	30	207
Peru	1,179	40	467	691	48	330
Suriname	617	27	167	115	26	30
Other foreign	9	56	5	(11)	(64)	7
Rate adjustments (4)	—	N/A	27	—	N/A	(130)
Consolidated (5)	$10,792	30%	$3,195	$8,096	31%	$2,526
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
(3)Includes impact of increase in corporate tax rate from 32.5% to 35% effective January 1, 2026. For more details, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2 above.
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
Other
In 2024, Pillar II went into effect. The Pillar II agreement was signed by numerous countries with the intent to equalize corporate tax around the world by implementing a global minimum tax of 15%. On January 5, 2026, the Organization for Economic Cooperation and Development (OECD) released Administrative Guidance containing two Pillar II safe harbors under the new Side-by-side ("SbS") System. As of September 30, 2026, Australia has not yet adopted the OECD’s SbS safe harbor rules. The Company is still examining the applicability of the new guidance to Newmont, but at this time, does not believe Pillar II will have a material impact on the financial statements.
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
____________________________
(1)Effective January 1, 2026, the Company updated the metal prices utilized for the GEO calculation ("GEO price change"). The update to GEO pricing will have an impact on the calculated gold equivalent ounces and will result in an impact to costs allocated to the respective GEOs, particularly resulting in higher costs allocated to gold. Utilizing the updated 2026 pricing resulted in 102 thousand and 292 thousand fewer calculated "gold equivalent ounces - other metals" produced for the three and nine months ended September 30, 2026, respectively and 96 thousand and 288 thousand fewer calculated "gold equivalent ounces - other metals" sold, respectively, than would have been calculated using the 2025 pricing.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Three Months Ended September 30,	2026	2025	2026	2025	2026	2025	2026	2025
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Lihir	135	129	$1,659	$1,468	$322	$360	$1,912	$1,810
Cadia (3)	61	97	$1,525	$820	$659	$306	$3,390	$1,188
Tanami	81	100	$1,415	$1,158	$420	$324	$2,267	$1,748
Boddington	150	146	$1,270	$1,268	$252	$242	$1,554	$1,524
Ahafo South	104	145	$1,903	$1,309	$384	$304	$2,261	$1,541
Ahafo North (4)	69	—	$1,337	$—	$394	$—	$1,714	$—
Merian	66	47	$1,566	$1,722	$270	$382	$1,988	$2,255
Cerro Negro	55	68	$1,552	$1,375	$561	$557	$2,097	$1,776
Yanacocha	117	152	$1,091	$769	$183	$193	$1,199	$868
Peñasquito	46	88	$1,431	$956	$538	$370	$1,735	$1,133
Red Chris	9	15	$2,585	$1,492	$908	$430	$3,176	$2,037
Brucejack	72	79	$1,332	$1,184	$590	$687	$2,249	$1,763
NGM	251	251	$1,392	$1,241	$518	$450	$1,760	$1,502
Total/Weighted-Average (5)	1,216	1,317	$1,449	$1,185	$409	$383	$1,963	$1,566
Merian (25%)	(17)	(12)
Attributable to Newmont	1,199	1,305

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Cadia (3)(6)	35	96	$1,549	$779	$669	$310	$3,445	$1,143
Boddington (7)	13	25	$1,350	$1,112	$247	$217	$1,578	$1,319
Peñasquito (8)	198	209	$1,524	$1,074	$542	$400	$1,879	$1,289
Red Chris (9)	12	29	$2,513	$1,514	$889	$437	$3,225	$2,007
Total/Weighted-Average (5)	258	359	$1,574	$1,045	$556	$370	$2,154	$1,370

Copper	(tonnes in thousands)
Cadia (3)(6)	13	22
Boddington (7)	5	6
Red Chris (9)	5	7
Total/Weighted-Average	23	35

Lead	(tonnes in thousands)
Peñasquito (8)	22	26

Zinc	(tonnes in thousands)
Peñasquito (8)	67	59

Attributable gold from equity method investments (10)	(ounces in thousands)
Pueblo Viejo (40%)	65	72
Fruta del Norte (32%) (11)	38	44
Attributable to Newmont	103	116
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)All-in sustaining costs is a non-GAAP financial measure. Refer to Non-GAAP Financial Measures, below.
(3)In April 2026, seismic activity was recorded near the Cadia operation in New South Wales, Australia, resulting in the temporary suspension of underground mining activities (the "Cadia seismic event"). Surface operations and processing of existing stockpiles continued following the event until mid-May 2026 when stockpile inventories were substantially depleted. Underground mining and processing resumed in mid-June on a progressive ramp-up, with production returning to pre-event levels in the third quarter of 2026. Production and cost metrics were impacted by the operational stoppage. Incremental and non-productive direct operating costs incurred during the temporary suspension of underground mining activities have been recorded in Other expense, net. For additional information on seismic activity risk, refer to the Company's Form 10-K for the fiscal year ended December 31, 2025 under Part I, Business; Item 1A, Risk Factors, including "Our Company and the mining industry are facing continued geotechnical, geothermal, and hydrogeological challenges, which could adversely impact our production and profitability."
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
(6)For the three months ended September 30, 2026 and 2025, Cadia produced 28 million and 46 million pounds of copper, respectively.
(7)For the three months ended September 30, 2026 and 2025, Boddington produced 10 million and 12 million pounds of copper, respectively.

(8)For the three months ended September 30, 2026, Peñasquito produced 11 million ounces of silver, 49 million pounds of lead and 147 million pounds of zinc. For the three months ended September 30, 2025, Peñasquito produced 7 million ounces of silver, 57 million pounds of lead and 129 million pounds of zinc.
(9)For the three months ended September 30, 2026 and 2025, Red Chris produced 10 million and 14 million pounds of copper, respectively.
(10)Income and expenses of equity method investments are included in Equity income (loss) of affiliates. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
(11)The Fruta del Norte mine is wholly owned and operated by Lundin Gold Inc. ("Lundin Gold"), in which Newmont holds a 32% interest, and is accounted for as an equity method investment on a quarter lag.

	Gold or Other Metals Produced		Costs Applicable to Sales (1)		Depreciation and Amortization		All-In Sustaining Costs (2)
Nine Months Ended September 30,	2026	2025	2026	2025	2026	2025	2026	2025
Gold	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Lihir	405	453	$1,547	$1,244	$340	$310	$1,798	$1,559
Cadia (3)	189	304	$1,288	$806	$550	$319	$2,427	$1,158
Tanami	253	268	$1,279	$1,178	$385	$333	$2,022	$1,707
Boddington	421	419	$1,310	$1,237	$260	$229	$1,642	$1,495
Ahafo South	332	547	$1,898	$1,174	$366	$262	$2,245	$1,395
Ahafo North (4)	199	—	$1,268	$—	$355	$—	$1,541	$—
Merian	228	162	$1,423	$1,691	$246	$336	$1,748	$2,062
Cerro Negro (5)	150	138	$1,425	$1,764	$597	$663	$1,988	$2,408
Yanacocha	389	388	$1,037	$857	$192	$223	$1,129	$1,041
Peñasquito	137	359	$1,501	$862	$554	$380	$1,845	$1,048
Red Chris	32	44	$1,893	$1,360	$739	$387	$2,405	$1,759
Brucejack	184	170	$1,574	$1,540	$671	$819	$2,171	$2,094
NGM	727	706	$1,382	$1,367	$517	$449	$1,721	$1,680
Divested (6)
CC&V	—	28	$—	$1,397	$—	$62	$—	$1,684
Musselwhite	—	33	$—	$1,040	$—	$—	$—	$1,531
Porcupine	—	55	$—	$1,300	$—	$19	$—	$1,810
Éléonore	—	50	$—	$1,104	$—	$—	$—	$1,403
Akyem	—	43	$—	$2,358	$—	$62	$—	$2,664
Total/Weighted-Average (7)	3,646	4,167	$1,406	$1,210	$411	$353	$1,869	$1,605
Merian (25%)	(57)	(40)
Attributable to Newmont	3,589	4,127

Gold equivalent ounces - other metals	(ounces in thousands)		($ per ounce sold)		($ per ounce sold)		($ per ounce sold)
Cadia (3)(8)	113	293	$1,301	$772	$549	$320	$2,461	$1,129
Boddington (9)	36	89	$1,373	$1,152	$258	$220	$1,613	$1,375
Peñasquito (10)	493	623	$1,566	$946	$546	$389	$1,960	$1,177
Red Chris (11)	43	94	$1,973	$1,364	$769	$393	$2,455	$1,738
Total/Weighted-Average (7)	685	1,099	$1,541	$954	$547	$358	$2,124	$1,283

Copper	(tonnes in thousands)
Cadia (3)(8)	41	65
Boddington (9)	13	20
Red Chris (11)	16	21
Total/Weighted-Average	70	106

Lead	(tonnes in thousands)
Peñasquito (10)	67	75

Zinc	(tonnes in thousands)
Peñasquito (10)	169	185

Attributable gold from equity method investments (12)	(ounces in thousands)
Pueblo Viejo (40%)	193	184
Fruta del Norte (32%) (13)	114	125
Attributable to Newmont	307	309
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
(6)These sites were classified as held for sale beginning in the first quarter of 2024, and as such, the Company ceased recording depreciation and amortization in March 2024. At September 30, 2026, all operating sites previously classified as held for sale had been divested and as a result, the comparative results of these operations are not meaningful. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures.
(7)All-in sustaining costs and Depreciation and amortization include expenses for Corporate and Other.
(8)For the nine months ended September 30, 2026 and 2025, Cadia produced 91 million and 142 million pounds of copper, respectively.
(9)For the nine months ended September 30, 2026 and 2025, Boddington produced 28 million and 43 million pounds of copper, respectively.
(10)For the nine months ended September 30, 2026, Peñasquito produced 27 million ounces of silver, 148 million pounds of lead and 373 million pounds of zinc. For the nine months ended September 30, 2025, Peñasquito produced 21 million ounces of silver, 165 million pounds of lead and 407 million pounds of zinc.
(11)For the nine months ended September 30, 2026 and 2025, Red Chris produced 35 million and 46 million pounds of copper, respectively.
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
Three Months Ended September 30, 2026 Compared to 2025
Lihir, Papua New Guinea. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 13% primarily due to higher inventory costs per unit from ore processed from stockpiles, higher contracted services costs, higher energy costs, and higher government royalties, partially offset by higher gold ounces sold. Depreciation and amortization per gold ounce decreased 11% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce increased 6% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cadia, Australia. Gold and gold equivalent ounces - other metals production decreased 37% and 64%, respectively, primarily as a result of continuing impacts in the third quarter from the Cadia seismic event earlier in the year. Gold equivalent ounces - other metals production was further impacted by the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 25%. Costs applicable to sales per gold ounce and per gold equivalent ounce – other metals increased 86% and 99%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold, as a result of continuing impacts in the third quarter from the Cadia seismic event. Depreciation and amortization per gold ounce and per gold equivalent ounce - other metals increased 115% and 116%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold as a result of continuing impacts in the third quarter from the Cadia seismic event. All-in sustaining costs per gold ounce and per gold equivalent ounce - other metals increased 185% and 201%, respectively, primarily due to higher costs applicable to sales per gold and gold equivalent ounce - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production decreased 19% primarily due to lower mill throughput and lower ore grade milled. Costs applicable to sales per gold ounce increased 22% primarily due to lower gold ounces sold, higher materials costs, and higher labor costs. Depreciation and amortization per gold ounce increased 30% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 30% primarily due to higher costs applicable to sales per gold ounce.
Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production decreased 48% primarily due to the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 32%, as well as lower other metals produced of 16% as a result of lower ore grade milled and lower mill throughput. Costs applicable to sales per gold ounce were generally in line with the prior year. Costs applicable to sales per gold equivalent ounce – other metals increased 21% primarily due to lower gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce was generally in line with the prior year. Depreciation and amortization per gold equivalent ounce – other metals increased 14% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce were generally in line with the prior year. All-in sustaining costs per gold equivalent ounce – other metals increased 20% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals.
Ahafo South, Ghana. Gold production decreased 28% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 45% primarily due to lower gold ounces sold, a drawdown of stockpile inventory compared to a buildup in the prior year, higher government royalties, and higher energy costs. Depreciation and amortization per gold ounce increased 26% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 47% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend. On December 31, 2025, the Revised Investment Agreement, under which Newmont previously operated in Ghana, expired. Additionally, during the first quarter of 2026, the

Parliament of Ghana made certain changes to its royalty regime. For more details, refer to the "Ghanaian Stability Agreement and Royalty" discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations above. The revised framework could result in higher operating costs at our Ghanaian operations, particularly in periods of higher gold prices.
Merian, Suriname. Gold production increased 40% primarily due to higher ore grade milled and a drawdown of in-circuit inventory compared to a buildup in the prior year, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 9% primarily due to higher gold ounces sold, partially offset by higher government royalties, lower buildup of stockpile inventory compared to the prior year, and higher energy costs. Depreciation and amortization per gold ounce decreased 29% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 12% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Cerro Negro, Argentina. Gold production decreased 19% primarily due to lower mill throughput and higher buildup of in-circuit inventory. Costs applicable to sales per gold ounce increased 13% primarily due to lower gold ounces sold. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 18% primarily due to higher costs applicable to sales per gold ounce.
Yanacocha, Peru. Gold production decreased 23% primarily due to lower leach pad production as a result of lower tonnes placed on the leach pads and lower leach grade. Costs applicable to sales per gold ounce increased 42% primarily due to lower gold ounces sold and lower buildup of leach pad inventory compared to the prior year. Depreciation and amortization per gold ounce was generally in line with the prior year. All-in sustaining costs per gold ounce increased 38% primarily due to higher costs applicable to sales per gold ounce.
Peñasquito, Mexico. Gold production decreased 48% primarily due to lower ore grade milled and lower mill recovery, both as a result of mine sequencing combined with higher organic carbon feed, partially offset by higher mill throughput. Gold equivalent ounces - other metals production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 50% primarily due to lower gold ounces sold, partially offset by lower allocation of costs to gold as a result of lower gold ounces produced compared to the other gold equivalent ounces - other metals produced due to mine sequencing. Costs applicable to sales per gold equivalent ounce – other metals increased 42% primarily due to lower gold equivalent ounces - other metals sold, higher workers participation costs, and higher allocation of costs to other metals as a result of the mine sequencing impacts, partially offset by higher by-product credits. Depreciation and amortization per gold ounce increased 45% primarily due to lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 36% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 53% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 46% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, higher allocation of sustaining capital spend to the other metals as a result of the mine sequencing impacts, and higher reclamation costs.
Red Chris, Canada. Gold production decreased 40% primarily due to lower ore grade milled and lower mill recovery, partially offset by higher mill throughput. Gold equivalent ounces - other metals production decreased 59% primarily due to lower other metals produced of 30% as a result of lower ore grade milled, as well as the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 29%. Costs applicable to sales per gold ounce increased 73% primarily due to lower gold ounces sold. Costs applicable to sales per gold equivalent ounce – other metals increased 66% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce and per gold equivalent ounce – other metals increased 111% and 103%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold, respectively. All-in sustaining costs per gold ounce and per gold equivalent ounce – other metals increased 56% and 61%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold, respectively.
Brucejack, Canada. Gold production decreased 9% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 13% primarily due to lower gold ounces sold, partially offset by a buildup of finished goods inventory compared to a drawdown in the prior year. Depreciation and amortization per gold ounce decreased 14% primarily due to lower depreciation rates as a result of lower underground ounces mined, partially offset by lower gold ounces sold. All-in sustaining costs per gold ounce increased 28% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 12% primarily due to higher third-party royalties at Carlin and Cortez and lower gold ounces sold at all NGM sites. Depreciation and amortization per gold ounce increased 15% primarily due to a drawdown of inventory in the current year at Carlin compared to a buildup in the prior year and lower gold ounces sold at all NGM sites. All-in sustaining costs per gold ounce increased 17% primarily due to higher costs applicable to sales per gold ounce and higher sustaining capital spend at all NGM sites.
Pueblo Viejo, Dominican Republic. Attributable gold production decreased 10% primarily due to lower ore grade milled, lower mill throughput, and lower mill recovery, partially offset by a drawdown of in-circuit inventory compared to a buildup in the prior year. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.

Fruta del Norte, Ecuador. Attributable gold production decreased 14% primarily due to lower ore grade milled, partially offset by higher mill throughput. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Nine Months Ended September 30, 2026 Compared to 2025
Lihir, Papua New Guinea. Gold production decreased 11% primarily due to lower ore grade milled. Costs applicable to sales per gold ounce increased 24% primarily due to lower gold ounces sold, higher inventory costs per unit from ore processed from stockpiles, and higher government royalties. Depreciation and amortization per gold ounce increased 10% primarily due to lower gold ounces sold. All-in sustaining costs per gold ounce increased 15% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower sustaining capital spend.
Cadia, Australia. Gold and gold equivalent ounces - other metals production decreased 38% and 61%, respectively, primarily as a result of the Cadia seismic event. Gold equivalent ounces - other metals production was further impacted by the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 25%. Costs applicable to sales per gold ounce and per gold equivalent ounce - other metals increased 60% and 69%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold and inventory write-downs in the current year, both as a result of the Cadia seismic event. Depreciation and amortization per gold ounce and per gold equivalent ounce - other metals increased 72% and 72%, respectively, primarily due to lower gold and gold equivalent ounces - other metals sold as a result of the Cadia seismic event. All-in sustaining costs per gold ounce and per gold equivalent ounce - other metals increased 110% and 118%, respectively, primarily due to higher costs applicable to sales per gold and gold equivalent ounce - other metals and higher sustaining capital spend.
Tanami, Australia. Gold production decreased 6% primarily due to lower mill throughput. Costs applicable to sales per gold ounce increased 9% primarily due to lower gold ounces sold and higher third-party royalties. Depreciation and amortization per gold ounce increased 16% primarily due to higher depreciation rates as a result of asset additions and lower gold ounces sold. All-in sustaining costs per gold ounce increased 18% primarily due to higher sustaining capital spend and higher costs applicable to sales per gold ounce.
Boddington, Australia. Gold production was generally in line with the prior year. Gold equivalent ounces – other metals production decreased 60% primarily due to lower other metals produced of 33% as a result of lower ore grade milled and lower mill throughput, as well as the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 27%. Costs applicable to sales per gold ounce and per gold equivalent ounce – other metals increased 6% and 19%, respectively, primarily due to higher materials costs, higher contracted services costs, higher energy costs, and higher government royalties, partially offset by a higher buildup of stockpile inventory in the current year. Costs applicable to sales per gold equivalent ounce – other metals was further impacted by lower gold equivalent ounces - other metals sold. Depreciation and amortization per gold ounce increased 14% primarily due to higher allocation of costs to gold as a result of the GEO price change. Depreciation and amortization per gold equivalent ounce – other metals increased 17% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of costs to the other metals as a result of the GEO price change. All-in sustaining costs per gold ounce increased 10% primarily due to higher costs applicable to sales per gold ounce and higher allocation of sustaining capital spend to gold. All-in sustaining costs per gold equivalent ounce – other metals increased 17% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower allocation of sustaining capital spend to the other metals.
Ahafo South, Ghana. Gold production decreased 39% primarily due to lower ore grade milled, partially offset by higher mill throughput. Costs applicable to sales per gold ounce increased 62% primarily due to lower gold ounces sold, higher government royalties, higher contracted services costs, and higher energy costs, partially offset by a buildup of stockpile inventory compared to a drawdown in the prior year. Depreciation and amortization per gold ounce increased 40% primarily due to lower gold ounces sold, partially offset by lower depreciation rates as a result of lower gold ounces mined. All-in sustaining costs per gold ounce increased 61% primarily due to higher costs applicable to sales per gold ounce.
Merian, Suriname. Gold production increased 41% primarily due to higher ore grade milled and a drawdown of in-circuit inventory compared to a buildup in the prior year, partially offset by lower mill throughput. Costs applicable to sales per gold ounce decreased 16% primarily due to higher gold ounces sold and a higher buildup of stockpile inventory compared to the prior year, partially offset by higher government royalties, higher materials cost, and higher energy costs. Depreciation and amortization per gold ounce decreased 27% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 15% primarily due to lower costs applicable to sales per gold ounce, partially offset by higher sustaining capital spend.
Cerro Negro, Argentina. Gold production increased 9% primarily due to higher mill throughput in the current year as a result of the Cerro Negro shutdowns in the prior year, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce decreased 19% primarily due to higher by-product credits and higher gold ounces sold, partially offset by higher government royalties. Depreciation and amortization per gold ounce decreased 10% primarily due to higher gold ounces sold. All-in sustaining costs per gold ounce decreased 17% primarily due to lower costs applicable to sales per gold ounce and lower sustaining capital spend.
Yanacocha, Peru. Gold production was generally in line with the prior year. Costs applicable to sales per gold ounce increased 21% primarily due to higher workers' participation costs, lower buildup of leach pad inventory compared to the prior year, and higher third-party royalties, partially offset by higher by-product credits. Depreciation and amortization per gold ounce decreased

14% primarily due to a lower depreciable base as a result of certain assets being fully depreciated in the prior year, partially offset by the impact of the leach pad inventory drawdown and lower gold ounces sold. All-in sustaining costs per gold ounce increased 8% primarily due to higher costs applicable to sales per gold ounce.
Peñasquito, Mexico. Gold production decreased 62% primarily due to lower ore grade milled and lower mill recovery, both as a result of mine sequencing combined with higher organic carbon feed, partially offset by higher mill throughput. Gold equivalent ounces - other metals production decreased 21% primarily due to the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 27%, partially offset by higher other metals produced of 6% as a result of higher ore grade milled and higher mill throughput. Costs applicable to sales per gold ounce increased 74% primarily due to lower gold ounces sold and a drawdown of stockpile inventory in the current year compared to a buildup in the prior year, partially offset by lower allocation of costs to gold as a result of lower gold ounces produced compared to the other gold equivalent ounces - other metals produced due to mine sequencing. Costs applicable to sales per gold equivalent ounce – other metals increased 66% primarily due to lower gold equivalent ounces - other metals sold, higher allocation of costs to other metals as a result of the mine sequencing impacts, higher workers' participation costs, higher third-party and government royalties, and higher energy costs. Depreciation and amortization per gold ounce increased 46% primarily due to lower gold ounces sold, partially offset by lower allocation of costs to gold as a result of the mine sequencing impacts and lower depreciation rates as a result of lower gold ounces mined. Depreciation and amortization per gold equivalent ounces – other metals increased 40% primarily due to lower gold equivalent ounce - other metals sold and higher allocation of costs to gold equivalent ounces - other metals as a result of the mine sequencing impacts, partially offset by lower depreciation rates as a result of lower other metals mined. All-in sustaining costs per gold ounce increased 76% primarily due to higher costs applicable to sales per gold ounce, partially offset by lower treatment and refining costs and lower allocation of sustaining capital spend to gold as a result of the mine sequencing impacts. All-in sustaining costs per gold equivalent ounce – other metals increased 67% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, higher reclamation costs, and higher allocation of sustaining capital spend to the other metals as a result of the mine sequencing impacts, partially offset by lower treatment and refining costs.
Red Chris, Canada. Gold production decreased 27% primarily due to lower ore grade milled. Gold equivalent ounces - other metals production decreased 54% primarily due to the GEO price change that had an unfavorable impact to the calculated gold equivalent ounces - other metals produced of 31%, as well as lower other metals produced of 23% as a result of lower ore grade milled. Costs applicable to sales per gold ounce increased 39% primarily due to lower gold ounces sold and higher allocation of direct costs to gold as a result of the GEO pricing change. Costs applicable to sales per gold equivalent ounce – other metals sold increased 45% primarily due to lower gold equivalent ounces - other metals sold, partially offset by lower allocation of direct costs to gold equivalent ounces - other metals as a result of the GEO price change. Depreciation and amortization per gold ounce increased 91% primarily due to a drawdown of stockpile inventory in the current year compared to a buildup in the prior year and lower gold ounces sold. Depreciation and amortization per gold equivalent ounce – other metals increased 96% primarily due to lower gold equivalent ounces - other metals sold. All-in sustaining costs per gold ounce increased 37% primarily due to higher costs applicable to sales per gold ounce. All-in sustaining costs per gold equivalent ounce – other metals increased 41% primarily due to higher costs applicable to sales per gold equivalent ounce - other metals, partially offset by lower sustaining capital spend and lower treatment and refining costs.
Brucejack, Canada. Gold production increased 8% primarily due to higher mill throughput and a drawdown of in-circuit inventory compared to a buildup in the prior year, partially offset by lower ore grade milled. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce decreased 18% primarily due to higher gold ounces sold and lower mineral interest depreciation rates as a result of additional reserves declared as of December 31, 2025. All-in sustaining costs per gold ounce were generally in line with the prior year.
NGM, U.S. Attributable gold production was generally in line with the prior year. Costs applicable to sales per gold ounce were generally in line with the prior year. Depreciation and amortization per gold ounce increased 15% primarily due to a drawdown of inventory at Carlin compared to a buildup in the prior year and lower gold ounces sold at Cortez and Phoenix, partially offset by higher gold ounces sold at Carlin and Turquoise Ridge. All-in sustaining costs per gold ounce were generally in line with the prior year.
Pueblo Viejo, Dominican Republic. Attributable gold production was generally in line with the prior year. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Fruta del Norte, Ecuador. Attributable gold production decreased 9% primarily due to lower ore grade milled, partially offset by higher mill throughput. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion of our equity method investments.
Liquidity and Capital Resources
Liquidity Overview
We have a disciplined capital allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our stockholders. The Company continues to experience the impacts from geopolitical and macroeconomic pressures. With the resulting volatile environment, we continue to monitor inflationary conditions, the effects of certain countermeasures taken by central banks, and the potential for further supply chain disruptions, as well as an uncertain and evolving labor market including regulatory changes. Depending on the duration and extent of the impact of these events, or changes in commodity prices, the prices for gold and other metals, and foreign exchange rates, we could continue to experience volatility; transportation industry disruptions could occur, including limitations on shipping produced metals; our supply chain could experience disruption; cost inflation rates could further increase; or we could incur credit related losses of certain financial assets, which could materially impact our results of operations, cash flows and financial condition. As of September 30, 2026, we believe our available liquidity allows us to manage the short- and, possibly, long-term material adverse impacts of these events on our business. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion on risks and uncertainties.
At September 30, 2026, the Company had $8,827 of Cash and cash equivalents. The majority of our cash and cash equivalents are invested in a variety of highly liquid and low-risk investments with original maturities of three months or less that are available to fund our operations as necessary. We may have investments in prime money market funds that are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds, and the potential that the shares of such funds could have a net asset value of less than their par value. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
At September 30, 2026, $2,884 of cash and cash equivalents was held in foreign subsidiaries and is primarily held in USD-denominated accounts with the remainder in foreign currencies readily convertible to USD. Cash and cash equivalents denominated in Argentine peso are subject to regulatory restrictions. Refer to Foreign Currency Exchange Rates in Item 3 below for further information. At September 30, 2026, $2,201 in cash and cash equivalents was held at certain foreign subsidiaries that, if repatriated, may be subject to withholding taxes. We expect that there would be no additional tax burden upon repatriation after considering the cash cost associated with any potential withholding taxes.
We believe our existing cash and cash equivalents, available capacity on our revolving credit facility, and cash generated from operating activities will be adequate to satisfy working capital needs, fund future growth, meet debt obligations, and meet other liquidity requirements for the foreseeable future. At September 30, 2026, our borrowing capacity on our revolving credit facility was $4,000 and we had no borrowings outstanding. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on this facility. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information on our Debt.
Our financial position was as follows:

	At September 30, 2026	At December 31, 2025
Cash and cash equivalents	$8,827	$7,647
Available borrowing capacity on revolving credit facilities	4,000	4,000
Total liquidity	$12,827	$11,647
Net debt (cash) (1)	$(3,243)	$(2,058)
____________________________
(1)Net debt is a non-GAAP financial measure used by management to evaluate financial flexibility and strength of the Company's balance sheet. Refer to Non-GAAP Financial Measures, below.
Cash Flows
Net cash provided by (used in) operating activities was $9,477 during the nine months ended September 30, 2026, compared to $6,713 during the same period in 2025, primarily due to a net increase in Sales largely resulting from higher average realized gold and silver prices in 2026, partially offset by higher cash taxes paid in 2026.
Net cash provided by (used in) investing activities was $(1,850) during the nine months ended September 30, 2026, compared to $1,386 during the same period in 2025, primarily due to the sales of the non-core assets in 2025 with no similar transaction in 2026. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information on the Company's divestitures.
Net cash provided by (used in) financing activities was $(6,409) during the nine months ended September 30, 2026, compared to $(6,207) during the same period in 2025. Uses of cash for financing activities focused on higher repurchases of common stock in 2026 compared to higher debt redemptions in 2025. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information on debt redemptions.
Capital Resources
In October 2026, the Board declared a dividend of $0.26 per share for the third quarter of 2026 as part of its capital allocation framework. This framework is designed to be sustainable through the commodity and investment cycles while also focusing on shareholder returns, maintaining a resilient balance sheet, and making prudent capital investments for long-term value. The declaration and payment of future dividends remains at the full discretion of the Board and will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

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
The program will be executed at the Company’s discretion, permits shares to be repurchased under a variety of methods, has no expiration date, may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock or to repurchase the full authorized amount. Consequently, the Board of Directors may revise or terminate such share repurchase authorization in the future. Through the date of filing, we have executed and settled $9,241 of total common stock repurchases under the authorized programs, of which $5,241 was repurchased during the nine months ended September 30, 2026.
Capital Expenditures
Cash generated from operations is used to execute our capital priorities, which include sustaining and developing our global portfolio of long-lived assets. Our near-term development capital projects include Tanami Expansion 2, Cadia Panel Caves, Lihir Nearshore Barrier, and the Cerro Negro expansion projects, which are being funded from existing liquidity and will continue to be funded from future operating cash flows. Development capital costs (excluding capitalized interest and capitalized depreciation and amortization) for these projects since approval were $1,496, $677, $67, and $167, respectively, of which $192, $161, $67, and $58 related to the nine months ended September 30, 2026, respectively.
The Company is also advancing the Red Chris Block Cave project in British Columbia, Canada. The feasibility study is nearing completion, with a full funds investment decision, subject to Board approval, expected in early 2027.
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
For the nine months ended September 30, 2026 and 2025, we had Additions to property, plant and mine development, inclusive of capitalized interest, as follows:

	2026			2025
	Development Projects	Sustaining Capital	Total	Development Projects	Sustaining Capital	Total
Lihir	$68	$68	$136	$3	$114	$117
Cadia	213	312	525	213	199	412
Tanami	317	163	480	270	122	392
Boddington	—	129	129	—	102	102
Ahafo South (1)	10	100	110	13	100	113
Ahafo North (1)	27	43	70	256	—	256
Merian	—	64	64	—	42	42
Cerro Negro	58	67	125	35	79	114
Yanacocha	—	6	6	8	7	15
Peñasquito	—	98	98	—	82	82
Red Chris	121	37	158	71	46	117
Brucejack	—	84	84	—	77	77
NGM	153	205	358	104	186	290
Corporate and Other	—	7	7	—	10	10
Divested (2)
CC&V	—	—	—	—	5	5
Musselwhite	—	—	—	—	14	14
Porcupine	—	—	—	28	26	54
Éléonore	—	—	—	—	12	12
Akyem	—	—	—	—	9	9
Accrual basis	$967	$1,383	2,350	$1,001	$1,232	2,233
Decrease (increase) in non-cash adjustments and hedging impacts			(134)			(6)
Cash basis			$2,216			$2,227
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
(2)Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
For the nine months ended September 30, 2026, development projects primarily included Tanami Expansion 2, Cadia Panel Caves, Red Chris Block Caves, Tanami Leach Train, Cerro Negro expansion projects, Lihir Nearshore Barrier, and the Goldrush Complex and Ren Underground at NGM.
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
Sustaining capital includes capital expenditures such as tailings facility construction, infrastructure improvements, underground and surface mine development, capitalized component purchases, mining equipment, and reserves drilling conversion.
For additional information on our capital expenditures, refer to Part II, Item 7, Liquidity and Capital Resources of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
For the nine months ended September 30, 2026 and 2025, the Company completed redemptions of senior notes totaling $42 and $3,376 in principal, respectively, and paid accrued interest of $— and $51, respectively. These transactions resulted in no gain or loss on extinguishment for the three months ended September 30, 2026, a gain on extinguishment of $1 for the nine months ended September 30, 2026, and losses on extinguishment of $72 and $100 for the three and nine months ended September 30, 2025, respectively, recognized in Other income (loss), net.
Debt Covenants. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our debt covenants. At September 30, 2026, we were in compliance with all existing debt covenants and provisions related to potential defaults.
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
These guarantees are full and unconditional, and none of our other subsidiaries guarantee any security issued and outstanding. The cash provided by operations of the Obligor Group, and all of its subsidiaries, is available to satisfy debt repayments as they become due, and there are no material restrictions on the ability of the Obligor Group to obtain funds from subsidiaries, by dividend, loan, or otherwise, except to the extent of any rights of noncontrolling interests or regulatory restrictions limiting repatriation of cash. Net assets attributable to noncontrolling interests were $175 and $175 at September 30, 2026 and December 31, 2025, respectively. All noncontrolling interests relate to non-guarantor subsidiaries.
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
In addition to equity interests in subsidiaries, the Obligor Group’s balance sheets consisted primarily of the following intercompany assets, intercompany liabilities, and external debt. The remaining assets and liabilities of the Obligor Group are considered immaterial at September 30, 2026 and December 31, 2025.

	At September 30, 2026		At December 31, 2025
	Obligor Group	Newmont USA	Obligor Group	Newmont USA
Current intercompany assets	$30,488	$23,322	$24,979	$17,426
Non-current intercompany assets	$472	$74	$770	$283
Current intercompany liabilities	$35,168	$1,529	$28,983	$1,621
Non-current intercompany liabilities	$—	$—	$49	$—
Non-current external debt	$5,080	$—	$5,108	$—
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
At September 30, 2026, Newmont USA had guaranteed $5,023 of the $5,080 in total Obligor Group external debt. Under the terms of the subsidiary guarantees, holders of Newmont’s securities subject to such subsidiary guarantees will not be required to exercise their remedies against Newmont before they proceed directly against Newmont USA.
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
•upon the sale or disposition of all or substantially all the assets of Newmont USA (other than to Newmont or any of Newmont’s affiliates); or
•upon such time as Newmont USA ceases to guarantee more than $75 aggregate principal amount of Newmont’s debt (at September 30, 2026, Newmont USA guaranteed $517 aggregate principal amount of debt of Newmont that did not contain a similar fall-away provision).
Newmont’s debt securities are effectively junior to any secured indebtedness of Newmont to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all debt and other liabilities of Newmont’s non-guarantor subsidiaries. At September 30, 2026, (i) Newmont’s total consolidated indebtedness was approximately $5,584, none of which was secured (other than $497 of Lease and other financing obligations), and (ii) Newmont’s non-guarantor subsidiaries had $8,518 of total liabilities (including trade payables, but excluding intercompany, external debt and reclamation and remediation liabilities), which would have been structurally senior to Newmont’s debt securities.
For further information on our debt, refer to Note 15 to the Condensed Consolidated Financial Statements.
Contractual Obligations
As of September 30, 2026, there have been no material changes to the Company’s contractual obligations and other material cash requirements disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025, outside of the ordinary course of business and the Company’s agreement to make a one-time cash payment of $1.95 billion to Barrick Mining Corporation within 30 days following the contribution of certain properties to Nevada Gold Mines. The Company expects to satisfy the payment using available sources of liquidity. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
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

For a complete discussion of the factors that influence our reclamation obligations and the associated risks, refer to Part II, Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations under the headings “Environmental” and “Critical Accounting Estimates” and refer to Part I, Item 1A, Risk Factors under the heading “Mine closure, reclamation and remediation costs for environmental liabilities may exceed the provisions we have made” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Non-GAAP Financial Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by GAAP. These measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Refer to Non-GAAP Financial Measures within Part II, Item 7 within our Form 10-K for the year ended December 31, 2025 for further information on the non-GAAP financial measures presented below, including why management believes that its presentation of non-GAAP financial measures provides useful information to investors.
Earnings Before Interest, Taxes, Depreciation and Amortization and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization
Net income (loss) attributable to Newmont stockholders is reconciled to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Newmont stockholders	$2,475	$1,832	$7,939	$5,784
Net income (loss) attributable to noncontrolling interests	39	11	154	36
Equity loss (income) of affiliates	(143)	(123)	(496)	(250)
Income and mining tax expense (benefit)	839	787	3,195	2,526
Depreciation and amortization	632	643	1,868	1,856
Interest expense, net of capitalized interest	31	52	105	196
EBITDA	3,873	3,202	12,765	10,148
Adjustments:
Reclamation and remediation charges (1)	116	41	116	41
(Gain) loss on asset and investment sales (2)	(40)	6	(39)	13
Restructuring and severance (3)	7	87	25	111
Change in fair value of investments and options (4)	—	(38)	24	(480)
Impairment charges (5)	2	39	13	63
(Gain) loss on sale of assets held for sale (6)	—	(99)	(5)	(1,074)
Settlement costs (7)	1	(2)	1	1
(Gain) loss on debt extinguishment (8)	—	72	(1)	100
Newcrest transaction and integration costs (9)	—	2	—	(4)
Other (10)	(8)	(1)	(37)	16
Adjusted EBITDA	$3,951	$3,309	$12,862	$8,935
____________________________
(1)Represents revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
(2)Primarily consists of gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(3)Primarily consists of restructuring and severance related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(4)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Other income (loss), net.
(5)Consists of non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
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

(8)Consists of the gains and losses on debt redemptions incurred in 2026 and 2025, respectively; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(9)Consists of costs incurred in 2025 related to the Newcrest transaction; included in Other expense, net.
(10)Primarily consists of activity related to prior divestitures; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures completed in 2025.
Adjusted Net Income (Loss)
Net income (loss) attributable to Newmont stockholders is reconciled to Adjusted net income (loss) as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
		per share data (1)			per share data (1)
		basic	diluted		basic	diluted
Net income (loss) attributable to Newmont stockholders	$2,475	$2.36	$2.35	$7,939	$7.45	$7.43
Adjustments:
Reclamation and remediation charges (2)	116	0.11	0.11	116	0.11	0.11
(Gain) loss on asset and investment sales (3)	(40)	(0.04)	(0.04)	(39)	(0.04)	(0.04)
Restructuring and severance (4)	7	—	—	25	0.02	0.02
Change in fair value of investments and options (5)	—	—	—	24	0.02	0.02
Impairment charges (6)	2	—	—	13	0.01	0.01
(Gain) loss on sale of assets held for sale (7)	—	—	—	(5)	—	—
Settlement costs (8)	1	—	—	1	—	—
(Gain) loss on debt extinguishment (9)	—	—	—	(1)	—	—
Other (10)	(8)	—	—	(37)	(0.03)	(0.03)
Tax effect of adjustments (11)	(29)	(0.02)	(0.02)	(29)	(0.02)	(0.02)
Valuation allowance and other tax adjustments (12)	(215)	(0.21)	(0.20)	(296)	(0.29)	(0.28)
Adjusted net income (loss)	$2,309	$2.20	$2.20	$7,711	$7.23	$7.22

Weighted average common shares (millions): (13)		1,049	1,051		1,066	1,069
____________________________
(1)Per share measures may not recalculate due to rounding.
(2)Represents revisions to reclamation and remediation plans at the Company's former operating properties and historic mining operations that have entered the closure phase and have no substantive future economic value; included in Reclamation and remediation. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information.
(3)Primarily consists of gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(4)Primarily consists of restructuring and severance related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net.
(5)Primarily consists of the unrealized gains and losses related to the Company's marketable equity and other securities; included in Other income (loss), net.
(6)Consists of non-cash write-downs of various assets that are no longer in use and materials and supplies inventories; included in Other expense, net.
(7)Consists of the impact of finalization of certain working capital adjustments on completed divestments; included in (Gain) loss on sale of assets held for sale. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.
(8)Primarily consists of amounts incurred related to non-recurring contractual obligations arising outside the ordinary course of business; included in Other expense, net.
(9)Consists of the gain on debt redemptions; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
(10)Primarily consists of activity related to prior divestitures; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures completed in 2025.
(11)The tax effect of adjustments, included in Income and mining tax benefit (expense), represents the tax effect of adjustments in footnotes (2) through (10), as described above, and are calculated using the applicable regional tax rate.
(12)Valuation allowance and other tax adjustments, included in Income and mining tax benefit (expense), is recorded for items such as foreign tax credits, capital losses, disallowed foreign losses, and the effects of changes in foreign currency exchange rates on deferred tax assets and deferred tax liabilities. The adjustment for the three and nine months ended September 30, 2026 reflects the net increase or (decrease) to net operating losses, capital losses, tax credit carryovers, and other deferred tax assets subject to valuation allowance of $292 and $155, the effects of changes in foreign exchange rates on deferred tax assets and liabilities of $3 and $12, net reductions to the reserve for uncertain tax positions of $(23) and $(66), and other tax adjustments of $(487) and $(397). For further information on reductions to the reserve for uncertain tax positions, refer to Note 9 to the Condensed Consolidated Financial Statements.
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
(4)Primarily consists of restructuring and severance related costs associated with significant organizational or operating model changes implemented by the Company for all periods presented; included in Other expense, net. Amounts are presented net of Net loss (income) attributable to noncontrolling interests of $(2) and $(2), respectively.
(5)Consists of the loss on debt redemptions; included in Other income (loss), net. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
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
(8)Primarily consists of gains and losses related to the sale of certain assets and investments; included in Other income (loss), net.
(9)Consists of costs incurred related to the Newcrest transaction and includes a gain related to reduction of the stamp duty tax liability; included in Other expense, net.
(10)Primarily consists of amounts incurred related to non-recurring contractual obligations arising outside the ordinary course of business; included in Other expense, net.
(11)Primarily consists of activity related to prior divestitures; included in Other income (loss), net. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information on the Company's divestitures completed in 2025.
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

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$9,477	$6,713
Less: Additions to property, plant and mine development	(2,216)	(2,227)
Free cash flow	$7,261	$4,486

Net cash provided by (used in) investing activities (1)	$(1,850)	$1,386
Net cash provided by (used in) financing activities	$(6,409)	$(6,207)
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

	At September 30, 2026	At December 31, 2025
Debt	$5,087	$5,115
Less: Cash and cash equivalents	(8,827)	(7,647)
Net debt (cash) excluding leases and other financing obligations	(3,740)	(2,532)
Add: Lease and other financing obligations	497	474
Net debt (cash)	$(3,243)	$(2,058)
All-In Sustaining Costs
All-in sustaining costs represent the sum of certain costs, recognized as GAAP financial measures, that management considers to be associated with production. All-in sustaining costs per ounce amounts are calculated by dividing all-in sustaining costs by gold ounces or gold equivalent ounces sold.

Three Months Ended September 30, 2026	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$241	$4	$2	$—	$—	$—	$31	$278	145	$1,912
Cadia (10)	66	1	1	—	—	1	78	147	43	$3,390
Tanami	113	1	4	—	—	—	62	180	80	$2,267
Boddington	210	6	2	—	—	(1)	40	257	165	$1,554
Ahafo South	215	3	3	—	1	—	33	255	113	$2,261
Ahafo North	94	1	4	—	—	—	22	121	70	$1,714
Merian	104	2	1	—	—	—	26	133	66	$1,988
Cerro Negro	78	2	—	—	3	—	23	106	51	$2,097
Yanacocha	128	6	1	—	3	—	3	141	118	$1,199
Peñasquito	64	4	—	—	—	1	9	78	44	$1,735
Red Chris	25	1	—	—	—	(2)	7	31	10	$3,176
Brucejack	78	1	9	—	(1)	—	45	132	59	$2,249
Non-managed
NGM	343	5	—	3	—	1	80	432	247	$1,760
Corporate and Other (11)	(5)	—	19	66	2	—	4	86	—	$—
Total Gold	1,754	37	46	69	8	—	463	2,377	1,211	$1,963

Gold equivalent ounces - other metals (12)(13)
Cadia (10)	35	1	—	—	—	1	41	78	23	$3,445
Boddington	20	—	—	—	—	—	3	23	15	$1,578
Peñasquito (14)	297	18	—	(1)	—	15	37	366	195	$1,879
Red Chris	37	2	—	—	—	(3)	11	47	15	$3,225
Corporate and Other (11)	—	—	4	14	—	—	—	18	—	$—
Total Gold Equivalent Ounces	389	21	4	13	—	13	92	532	248	$2,154

Consolidated	$2,143	$58	$50	$82	$8	$13	$555	$2,909
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $116.
(3)Includes stockpile, leach pad, and product inventory adjustments of $(2) at NGM.
(4)Includes operating accretion of $33, included in Reclamation and remediation, and amortization of asset retirement costs of $25; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $42 and $124, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $1 at Cadia, $1 at Tanami, $2 at Boddington, $20 at Ahafo South, $8 at Merian, $6 at Cerro Negro, $4 at Yanacocha, $5 at Peñasquito, $2 at Red Chris, $10 at NGM, $17 at Corporate and Other, totaling $76 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance of $7, impairment charges of $2, and settlement costs of $1 included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $25.
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
(13)Cadia sold 8 thousand tonnes of copper, Boddington sold 5 thousand tonnes of copper, Peñasquito sold 11 million ounces of silver, 21 thousand tonnes of lead and 67 thousand tonnes of zinc, and Red Chris sold 5 thousand tonnes of copper.
(14)All-in sustaining costs at Peñasquito is comprised of $236, $18, and $112 for silver, lead, and zinc, respectively.

Three Months Ended September 30, 2025	Costs Applicable to Sales (1)(2)	Reclamation Costs (3)	Advanced Projects, Research and Development and Exploration (4)	General and Administrative	Other Expense, Net (5)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (6)(7)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (8)
Gold
Managed
Lihir	$202	$4	$5	$—	$1	$—	$38	$250	138	$1,810
Cadia	74	1	—	—	—	—	31	106	91	$1,188
Tanami	121	2	2	—	—	—	58	183	105	$1,748
Boddington	166	5	—	—	—	—	27	198	130	$1,524
Ahafo South	195	2	3	—	—	—	29	229	148	$1,541
Merian	78	2	6	—	—	—	16	102	46	$2,255
Cerro Negro	83	2	—	—	(1)	—	23	107	60	$1,776
Yanacocha	117	13	1	—	1	—	2	134	152	$868
Peñasquito	97	4	—	1	—	6	8	116	102	$1,133
Red Chris	23	1	—	—	1	—	7	32	16	$2,037
Brucejack	91	1	8	—	—	1	36	137	77	$1,763
Non-managed
NGM	316	4	3	3	1	1	54	382	254	$1,502
Corporate and Other (9)	—	—	13	65	9	—	3	90	—	$—
Total Gold	1,563	41	41	69	12	8	332	2,066	1,319	$1,566

Gold equivalent ounces - other metals (10)(11)
Cadia	67	1	2	—	—	1	27	98	85	$1,143
Boddington	26	1	—	—	—	—	5	32	24	$1,319
Peñasquito (12)	247	6	—	1	—	18	24	296	230	$1,289
Red Chris	48	1	—	—	2	(2)	14	63	31	$2,007
Corporate and Other (9)	—	—	4	16	(1)	—	—	19	—	$—
Total Gold Equivalent Ounces	388	9	6	17	1	17	70	508	370	$1,370

Consolidated	$1,951	$50	$47	$86	$13	$25	$402	$2,574
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
(4)Excludes development expenditures of $11 at Ahafo South, $2 at Ahafo North, $4 at Merian, $8 at Cerro Negro, $3 at Yanacocha, $4 at Peñasquito, $3 at Red Chris, $5 at NGM, $18 at Corporate and Other, totaling $58 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
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
(11)For the three months ended September 30, 2025, Cadia sold 19 thousand tonnes of copper, Boddington sold 5 thousand tonnes of copper, Peñasquito sold 8 million ounces of silver, 27 thousand tonnes of lead and 68 thousand tonnes of zinc, and Red Chris sold 7 thousand tonnes of copper.
(12)All-in sustaining costs at Peñasquito is comprised of $116, $38, and $142 for silver, lead, and zinc, respectively.

Nine Months Ended September 30, 2026	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$630	$11	$9	$—	$—	$—	$82	$732	407	$1,798
Cadia (10)	241	3	4	—	18	3	185	454	187	$2,427
Tanami	330	5	9	—	—	—	178	522	258	$2,022
Boddington	546	19	2	—	—	(1)	119	685	417	$1,642
Ahafo South	626	8	6	—	1	—	99	740	330	$2,245
Ahafo North	254	3	9	—	—	—	43	309	200	$1,541
Merian	319	6	2	—	—	—	65	392	224	$1,748
Cerro Negro	225	6	1	—	15	—	67	314	158	$1,988
Yanacocha	400	17	3	—	9	—	6	435	386	$1,129
Peñasquito	203	14	—	—	—	6	27	250	135	$1,845
Red Chris	66	4	1	—	—	(2)	15	84	35	$2,405
Brucejack	272	4	17	—	—	—	83	376	173	$2,171
Non-managed
NGM	1,006	15	11	8	2	5	205	1,252	728	$1,721
Corporate and Other (11)	(5)	—	56	191	6	—	5	253	—	$—
Total Gold	5,113	115	130	199	51	11	1,179	6,798	3,638	$1,869

Gold equivalent ounces - other metals (12)(13)
Cadia (10)	144	2	2	—	11	4	110	273	111	$2,461
Boddington	49	1	—	—	—	(1)	9	58	36	$1,613
Peñasquito (14)	769	51	—	—	—	43	99	962	491	$1,960
Red Chris	93	6	1	—	—	(7)	22	115	47	$2,455
Corporate and Other (11)	—	—	11	36	—	—	—	47	—	$—
Total Gold Equivalent Ounces	1,055	60	14	36	11	39	240	1,455	685	$2,124

Consolidated	$6,168	$175	$144	$235	$62	$50	$1,419	$8,253
____________________________
(1)Excludes Depreciation and amortization and Reclamation and remediation.
(2)Includes by-product credits of $399.
(3)Includes stockpile, leach pad, and product inventory adjustments of $14 at Cadia and $1 at NGM.
(4)Includes operating accretion of $100, included in Reclamation and remediation, and amortization of asset retirement costs of $75; excludes accretion and reclamation and remediation adjustments at former operating properties that have entered the closure phase and have no substantive future economic value of $124 and $134, respectively, included in Reclamation and remediation.
(5)Excludes development expenditures of $7 at Cadia, $1 at Tanami, $5 at Boddington, $42 at Ahafo South, $1 at Ahafo North, $21 at Merian, $16 at Cerro Negro, $8 at Yanacocha, $12 at Peñasquito, $4 at Red Chris, $23 at NGM, $54 at Corporate and Other, totaling $194 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
(6)Excludes restructuring and severance of $25, impairment charges of $13, and settlement costs of $1 included in Other expense, net.
(7)Excludes capitalized interest related to sustaining capital expenditures. Refer to Liquidity and Capital Resources within Part I, Item 2, MD&A for capital expenditures by segment.
(8)Includes finance lease payments and other costs for sustaining projects of $71.
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
(13)Cadia sold 40 thousand tonnes of copper, Boddington sold 13 thousand tonnes of copper, Peñasquito sold 27 million ounces of silver, 66 thousand tonnes of lead and 165 thousand tonnes of zinc, and Red Chris sold 17 thousand tonnes of copper.
(14)All-in sustaining costs at Peñasquito is comprised of $621, $59, and $282 for silver, lead, and zinc, respectively.

Nine Months Ended September 30, 2025	Costs Applicable to Sales (1)(2)(3)	Reclamation Costs (4)	Advanced Projects, Research and Development and Exploration (5)	General and Administrative	Other Expense, Net (6)	Treatment and Refining Costs	Sustaining Capital and Lease Related Costs (7)(8)	All-In Sustaining Costs	Ounces (000) Sold	All-In Sustaining Costs per Ounce (9)
Gold
Managed
Lihir	$565	$11	$8	$—	$1	$—	$124	$709	454	$1,559
Cadia	239	2	—	—	—	3	99	343	298	$1,158
Tanami	318	4	5	—	—	—	134	461	270	$1,707
Boddington	502	16	1	—	—	2	85	606	405	$1,495
Ahafo South	643	10	8	—	2	—	101	764	547	$1,395
Merian	272	6	10	—	—	—	43	331	161	$2,062
Cerro Negro (10)	233	6	1	—	—	—	78	318	132	$2,408
Yanacocha	329	39	1	—	25	—	7	401	384	$1,041
Peñasquito	303	12	—	1	—	19	35	370	353	$1,048
Red Chris	61	2	—	—	1	—	15	79	45	$1,759
Brucejack	265	4	13	—	—	2	77	361	172	$2,094
Non-managed
NGM	967	13	8	8	4	4	184	1,188	707	$1,680
Corporate and Other (11)	—	—	59	235	22	—	7	323	—	$—
Divested (12)
CC&V	39	2	—	—	—	—	5	46	27	$1,684
Musselwhite	33	1	—	—	—	—	14	48	32	$1,531
Porcupine	79	3	1	—	1	—	25	109	60	$1,810
Éléonore	54	1	2	—	—	—	12	69	49	$1,403
Akyem	107	5	—	—	—	—	8	120	45	$2,664
Total Gold	5,009	137	117	244	56	30	1,053	6,646	4,141	$1,605

Gold equivalent ounces - other metals (13)(14)
Cadia	220	2	3	—	—	4	92	321	284	$1,129
Boddington	102	2	—	—	—	1	17	122	89	$1,375
Peñasquito (15)	598	18	—	2	—	53	73	744	632	$1,177
Red Chris	129	4	—	—	2	(2)	31	164	94	$1,738
Corporate and Other (11)	—	—	14	45	1	—	—	60	—	$—
Total Gold Equivalent Ounces	1,049	26	17	47	3	56	213	1,411	1,099	$1,283

Consolidated	$6,058	$163	$134	$291	$59	$86	$1,266	$8,057
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
(5)Excludes development expenditures of $3 at Cadia, $3 at Tanami, $2 at Boddington, $26 at Ahafo South, $7 at Ahafo North, $20 at Merian, $18 at Cerro Negro, $7 at Yanacocha, $12 at Peñasquito, $8 at Red Chris, $8 at NGM, $50 at Corporate and Other, totaling $164 related to developing new operations or major projects at existing operations where these projects will materially benefit the operation.
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
(14)For the nine months ended September 30, 2025, Cadia sold 63 thousand tonnes of copper, Boddington sold 19 thousand tonnes of copper, Peñasquito sold 21 million ounces of silver, 71 thousand tonnes of lead and 197 thousand tonnes of zinc, and Red Chris sold 21 thousand tonnes of copper.
(15)All-in sustaining costs at Peñasquito is comprised of $271, $89, and $384 for silver, lead, and zinc, respectively.
Accounting Developments
For a discussion of Risks and Uncertainties and Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Condensed Consolidated Financial Statements.
Refer to our Management’s Discussion and Analysis of Accounting Developments and Critical Accounting Estimates included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on our critical accounting policies and estimates.
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
•expectations regarding statements on future or recently completed transactions and expectations regarding potential future transactions; including the timing and completion of the contributions of Fourmile, Fiberline and Mike to NGM, the related payment to Barrick, and the expected accounting treatment and financial impacts of the transaction, including recognition of a gain;
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
More detailed information regarding these factors is included in the section titled Item 1, Business; Item 1A, Risk Factors in Part I of the Annual Report on Form 10-K for the year ended December 31, 2025, as well as elsewhere throughout this report. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

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
Decreases in the market price of metals can significantly affect the value of our product inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact the carrying value of our long-lived assets and goodwill. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding the sensitivity of our impairment analyses over long-lived assets and goodwill to changes in metal prices.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and product inventory adjustments for each mine site reporting unit at September 30, 2026 included production cost and capitalized expenditure assumptions unique to each operation, and the following short-term and long-term assumptions:

	Short-Term	Long-Term
Gold price (per ounce)	$4,262	$3,000
Copper price (per pound)	$6.40	$4.25
Silver price (per ounce)	$62.59	$40.00
Lead price (per pound)	$0.84	$0.90
Zinc price (per pound)	$1.74	$1.25
AUD to USD exchange rate	$0.71	$0.72
CAD to USD exchange rate	$0.71	$0.75
MXN to USD exchange rate	$0.06	$0.06
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
We perform an analysis to determine the potential impact of a 10% adverse change in the provisional pricing on concentrate sales subject to final pricing over the next several months on Net income (loss) attributable to Newmont stockholders. Refer below for our analysis as of September 30, 2026.

	Provisionally Priced Sales Subject to Final Pricing (1)	Average Provisional Price (per ounce/pound)	Effect of 10% change in Average Price (millions)	Market Closing Settlement Price (2) (per ounce/pound)
Gold (ounces, in thousands)	109	$4,168	$31	$4,176
Copper (pounds, in millions)	52	$6.56	$23	$6.57
Silver (ounces, in millions)	7	$60.18	$26	$60.73
Lead (pounds, in millions)	38	$0.84	$2	$0.84
Zinc (pounds, in millions)	126	$1.75	$14	$1.79
____________________________
(1)Includes provisionally priced by-product sales subject to final pricing, which are recognized as a reduction to Costs applicable to sales.
(2)The closing settlement price as of September 30, 2026 is determined utilizing the London Metal Exchange for copper, lead, and zinc and the London Bullion Market Association for gold and silver.
Interest Rate Risk
We are subject to interest rate risk related to the fair value of our senior notes which is wholly comprised of fixed rates at September 30, 2026. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. The terms of our fixed rate debt obligations do not generally allow investors to demand payment of these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk for our fixed rate debt; however, we do have exposure to potentially material fair value risk if we repurchase or exchange long-term debt prior to maturity. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information pertaining to the fair value of our fixed rate debt.
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
For our foreign mining operations, we performed a sensitivity analysis to estimate the impact to Costs applicable to sales arising from a hypothetical 10% adverse movement of local currency exchange rates at September 30, 2026 in relation to the USD, with no mitigation assumed from our foreign currency cash flow hedges. The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate $393 increase to Costs applicable to sales for the nine months ended September 30, 2026.
Hyperinflationary Economies
Hyperinflationary economies are defined by the International Monetary Fund as economies in which the projected three-year cumulative inflation exceeds 100%. At September 30, 2026, Argentina, where our Cerro Negro mine operates with the USD as its functional currency, was the only hyperinflationary economy in which the Company held operations.
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

As a result of Argentine foreign exchange controls, entities may access USD through a legal market mechanism commonly referred to as the Blue Chip Swap ("BCS"). In a BCS transaction, an entity purchases USD-denominated securities using Argentine pesos and subsequently sells those securities for USD, either in Argentina or outside Argentina following the transfer of the securities abroad. The resulting implicit exchange rate, referred to as the Blue Chip Swap rate, may differ significantly from Argentina's official exchange rate. In July 2026, the Company began entering into BCS transactions. Losses incurred on these transactions were recognized in Other income (loss), net.
Hedging
The Company's hedging instruments consisted of the Cadia Power Purchase Agreement ("Cadia PPA") and foreign currency cash flow hedges at September 30, 2026, which were transacted for risk management purposes. The Cadia PPA mitigates the variability in future cash flows related to a portion of power purchases at the Cadia mine and the foreign currency cash flow hedges were entered into to mitigate variability in the USD functional cash flows related to the AUD- and CAD-denominated operating expenditures and AUD-denominated capital expenditures. By using hedges, we are affected by market risk, credit risk, and market liquidity risk. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information on our hedging instruments.
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
We have performed sensitivity analyses as of September 30, 2026 regarding the Cadia PPA and foreign currency cash flow hedges. For the Cadia PPA, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the forward electricity rates relative to current rates, with all other variables held constant. For the foreign currency cash flow hedges, we utilized a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the AUD and CAD foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on AUD and CAD market rates in effect at September 30, 2026.
The sensitivity analyses indicated that a hypothetical 10% adverse movement would result in an approximate decrease in the fair value of the Cadia PPA cash flow hedge and the foreign currency cash flow hedges of $37 and $47 at September 30, 2026, respectively.
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
ITEM 4.       CONTROLS AND PROCEDURES.
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective to ensure information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subject to the above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS.
Information regarding legal proceedings is contained in Note 17 to the Condensed Consolidated Financial Statements contained in this report and is incorporated herein by reference.
ITEM 1A.     RISK FACTORS.
There have been no material changes from the risk factors previously described under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and Part II, Item 1A, Risk Factors of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026. The risks described therein are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. (in millions, except share and per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2026 through July 31, 2026	7,290,388	$93.95	7,280,711	$4,305
August 1, 2026 through August 31, 2026	4,137,708	$120.89	4,137,100	$3,805
September 1, 2026 through September 30, 2026	4,804,676	$123.85	4,804,100	$3,210
____________________________
(1)The total number of shares purchased (and the average price paid per share) reflects: (i) shares purchased pursuant to the repurchase programs described in (2) below; and (ii) shares delivered to the Company from stock awards held by employees upon vesting for the purpose of covering the recipients’ tax withholding obligations, totaling 9,677 shares, 608 shares, and 576 shares for the fiscal months of July, August, and September 2026, respectively. Subsequent to the end of the covered period, the Company repurchased 3.9 million additional shares at an average price of $116 per share pursuant to a Rule 10b5-1 plan for a total amount of $9,241 repurchased as of the date of filing under the stock repurchase programs described in (2) below.
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
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.       MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.       OTHER INFORMATION.
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard, which is filed as Exhibit 19 to this quarterly report on Form 10-Q for the period ended September 30, 2026.
In accordance with Rule 10b5-1 and the Company’s stock trading standard, directors, officers and certain employees who, at such time, are not in possession of material nonpublic information about the Company are permitted to enter into written plans that pre-establish the amounts, prices and dates, or formulas for determining the amounts, prices and dates, of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan.
Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from the director or executive officer. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and applicable holding requirements.
The use of these pre-established trading plans provides a structured and disciplined process through which executive officers may realize a portion of their earned equity compensation over time for purposes that may include tax obligations, personal financial planning and portfolio diversification, while maintaining meaningful stock ownership and alignment with stockholders. The plans are subject to the Company’s stock ownership and retention requirements and established approval and oversight processes.
As disclosed in our Annual Proxy Statement, the Company maintains stock ownership guidelines requiring executive officers to hold Newmont common stock with a value equal to a specified multiple of base salary (six times base salary for the Chief Executive Officer and three times base salary for other Executive Leadership Team executive officers), which generally must be achieved within five years of appointment as an executive officer. Based on current holdings and the assumptions used in the Company’s ownership-guideline analysis, following execution of the trading plans disclosed below, all members of the Executive Leadership Team are expected to continue to satisfy the applicable stock ownership guideline.
During the three months ended September 30, 2026, the following directors and executive officers adopted Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Each trading plan was adopted during an open insider trading window and in accordance with the Company’s standards on insider trading.

Date of Adoption	Name	Title	Scheduled Outside Termination Date (1)	Maximum Shares Subject to Sale (2)
August 24, 2026	Peter Wexler	Executive Vice President and Chief Legal Officer	May 3, 2028	13,378
September 2, 2026	Brian C. Tabolt	Executive Vice President and Chief Financial Officer	June 30, 2027	14,328
September 3, 2026	Mark Rodgers	Executive Vice President and Chief Operating Officer	December 31, 2027	27,169
September 24, 2026	Peter Toth	Executive Vice President and Chief Sustainability and Development Officer	February 29, 2028	23,196
September 25, 2026	David Thornton	Executive Vice President and Chief Technical Officer	February 29, 2028	10,480
September 28, 2026	Natascha Viljoen	President, Chief Executive Officer, and Director	February 29, 2028	60,000
September 29, 2026	David Fry	Executive Vice President, Project Development	February 29, 2028	10,200
____________________________
(1)Each trading plan is subject to earlier termination in accordance with its terms.
(2)The amounts presented represent the maximum number of shares of common stock that may be sold pursuant to the terms of the applicable Rule 10b5-1 trading plan.
During the three months ended September 30, 2026, no director or executive officer terminated an existing Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.       EXHIBITS.

Exhibit Number		Description

19*	-	Stock Trading Standard of Newmont Corporation.

22	-	Subsidiary Co-Issuer and Subsidiary Guarantor. Incorporated by reference to Exhibit 22 to Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 19, 2026.

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	-	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	-	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	-	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	-	Cover Page Interactive Data File (embedded within the XBRL document contained in Exhibit 101)
____________________________
*Filed or furnished herewith.
**Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMONT CORPORATION
(Registrant)

Date: October 22, 2026	/s/ BRIAN C. TABOLT
Brian C. Tabolt
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: October 22, 2026	/s/ JOSHUA L. CAGE
Joshua L. Cage
Chief Accounting Officer and Controller
(Principal Accounting Officer)